Form 10-K
period 1994-12-31
FIRST M&F CORP/MS
filed 1995-04-12
CIK 320387

                            FIRST M & F CORPORATION
                            Washington, D.C.  20549

                                   FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

   For the fiscal year ended December 31, 1994  Commission File Number 0-9424

                                 FIRST M & F CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Mississippi                      64-0636653
         -------------------------------         -------------------
         (State or other jurisdiction of          (I.R.S. Employer
          incorporation of organization          Identification No.)

                  Registrant's telephone number:  601-289-5121

       Securities registered pursuant to section 12(b) of the Act:  None

       Securities registered pursuant to section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X         No
                            -----          -----
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Class                          Outstanding at February 10, 1995
         -----                          --------------------------------
Common stock ($5.00 par value)                  1,335,450 shares

State the aggregate market value of voting stock held by non-affiliates of the registrant.

$22,509,000 at February 10, 1995, based on bid price for shares of $26.00 on February 10, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None





                               Page 1 of 70 Pages

                            FIRST M & F CORPORATION

                                   FORM 10-K

                  For the Fiscal Year Ended December 31, 1994

                                    CONTENTS


                                                                                                  Page
                                                                                                  ----
PART I
  Item  1 - Business                                                                               3
  Item  2 - Properties                                                                            12
  Item  3 - Legal Proceedings                                                                     12
  Item  4 - Submission of Matters to a Vote of Security
            Holders                                                                               12

PART II
  Item  5 - Market for Registrants Common Stock and Related
            Stockholder Matters                                                                   13
  Item  6 - Selected Financial Data                                                               14
  Item  7 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations                                         15
  Item  8 - Financial Statements                                                                  32
  Item  9 - Changes in and Disagreements With Accountants
            on Accounting and Financial Disclosure                                                60

PART III
  Item 10 - Directors and Officers                                                                60
  Item 11 - Executive Compensation                                                                62
  Item 12 - Equity Ownership of Management and Principal
            Stockholders                                                                          64
  Item 13 - Certain Relationships and Related Transactions                                        67

PART IV
  Item 14 - Exhibits, Financial Statement Schedules and
            Reports on Form 8-K                                                                   68



                                     PART I


ITEM 1 - BUSINESS

General

The Company is a bank holding company under the Bank Holding Company Act. It engages exclusively in the banking business through its subsidiary, Merchants and Farmers Bank (the Bank). The principal executive offices of the Company and the Bank are located at 221 East Washington Street, Kosciusko, Mississippi.

The Company was incorporated in 1979 by management of the Bank and became the parent of the Bank through an exchange offer pursuant to which the Company issued shares of common stock and debentures in exchange for the then out-standing shares of the Bank. The Company presently owns 100% of the outstanding stock of the Bank.

The Bank was chartered and organized under the laws of the State of Mississippi in 1890. The Bank offers a complete range of commercial and consumer banking services through its main office and two branch offices in Kosciusko and its branch offices in Ackerman, Brandon, Canton, Durant, Lena, Madison, Oxford, Pearl, Philadelphia, Puckett, Ridgeland, Starkville and Weir, Mississippi. The Bank makes commercial, real estate, consumer and agricultural loans and offers a variety of trust services.

The Bank has three wholly-owned finance company subsidiaries - State Financial Services, Inc., M & F Financial Services, Inc. and Family Budget Service of Carthage, Inc. - which have offices in Kosciusko, Jackson, Pearl and Carthage, Mississippi. The Bank also has a wholly-owned credit insurance subsidiary, First M & F Insurance Company, Inc., based in Kosciusko. The Bank also has a wholly-owned real estate property management subsidiary, Merchants and Farmers Bank Securities Corp., Inc., based in Kosciusko.

As of December 31, 1994, the Bank had approximately 193 full-time equivalent employees.

On February 12, 1992, the Board of Directors approved a four to one stock split effected in the form of a dividend. The financial information disclosed in this report has been restated to reflect the stock split.

Recent Acquisition Activities

On June 15, 1990, the Bank acquired the Kosciusko and Philadelphia, Mississippi branches of Unifirst Bank for Savings, F.S.B. from the Resolution Trust Corporation (RTC). This transaction increased the Bank's total assets by approximately $21,100,000 and its total deposit liabilities by approximately $21,200,000. On December 27, 1991, the Bank assumed approximately $14,397,000 of deposits and acquired certain assets of OmniBank's Rankin County operations. This Rankin County acquisition was made to complement the Bank's opening of a Rankin County branch in 1990. In April, 1994, the Bank acquired approximately $5,100,000 in deposit liabilities of Security Federal Savings Association from the RTC.

Competition

The deregulation of the financial services industry, the elimination of many previous distinctions between commercial banks and other types of financial institutions and the enactment in Mississippi and other states of legislation permitting state-wide branching or multi-bank holding companies as well as regional interstate banking, has created a highly competitive environment for commercial banking in the Company's market area. The principal competitive factors in the markets for deposits and loans are interest rates paid and charged. The Company also competes through the efficiency, quality, range of services and products it provides, convenience of the Bank's offices and ATM locations and office hours.

In attracting deposits and in its lending activities, the Company competes generally with other commercial banks, savings associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, mutual funds, insurance companies and other financial institutions, many of which have greater resources than those available to the Company.

Supervision and Regulation

Bank Holding Company Regulation

General: As a bank holding company, the Company is subject to extensive regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve") pursuant to the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). The Company also is required to file certain reports with, and otherwise comply with the rules and regulations of, the Securities and Exchange Commission ("the Commission") under Federal securities laws.

Federal Regulation: The Bank Holding Company Act generally prohibits the Company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries or from acquiring or obtaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. For example, making, acquiring or servicing loans, leasing personal property, providing certain investment or financial advice, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions and certain insurance underwriting activities have all been determined by regulations of the Federal Reserve to be permissible activities. The Bank Holding Company Act does not place territorial limitations on permissible bank-related activities of bank holding companies. However, despite prior approval, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity, or terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that continuation of such activity or ownership of such subsidiary or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that holding company.

The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve: (1) before it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, such bank holding company will directly or indirectly own or control more than 5% of the voting shares of such bank, (2) before it or any of its subsidiaries other than a bank may acquire all or substantially all of the assets of a bank, or (3) before it may merge or consolidate with any other bank holding company. In reviewing a proposed acquisition, the Federal Reserve considers financial, managerial and competitive aspects, and must take into consideration the future prospects of the companies and banks concerned and the convenience and needs of the community to be served. As part of its review, the Federal Reserve reviews the indebtedness to be incurred by a bank holding company in connection with the proposed acquisition to ensure that the bank holding company can service such indebtedness in a manner that does not adversely affect the capital requirements of the holding company or its subsidiaries. The Bank Holding Company Act further requires that consummation of approved acquisitions or mergers be delayed for a period of not less than 30 days following the date of such approval. During such 30-day period, complaining parties may obtain a review of the Federal Reserve's order granting its approval by filing a petition in the appropriate United States Court of Appeals petitioning that the order be set aside.

The Federal Reserve has adopted capital adequacy guidelines for use in its examination and regulation of bank holding companies. The regulatory capital of a bank holding company under applicable Federal capital adequacy guidelines is particularly important in the Federal Reserve's evaluation of a bank holding company and any applications by the bank holding company to the Federal Reserve. If regulatory capital falls below minimum guideline levels, a bank holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open additional facilities. In addition, a financial institution's failure to meet minimum regulatory capital standards can lead to other penalties, including termination of deposit insurance or appointment of a conservator or receiver for the financial institution. There are two measures of regulatory capital presently applicable to bank holding companies, (1) risk-based capital and (2) leverage capital ratios.

The Federal Reserve rates bank holding companies by a component and composite 1-5 rating system ("BOPEC"). The leverage ratio recently adopted by the Federal Reserve requires all but the most highly rated bank holding companies to maintain Tier 1 Capital at 4% to 5% of total assets. Certain bank holding companies having a composite 1 BOPEC rating and not experiencing or anticipating significant growth may satisfy the Federal Reserve guidelines by maintaining Tier 1 Capital of at least 3% of total assets. Tier 1 Capital for bank holding companies includes: equity; minority interest in equity accounts of consolidated subsidiaries; and qualifying perpetual preferred stock. In addition, Tier 1 Capital excludes goodwill.

The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under the risk-based capital guidelines, assets are assigned to one of four risk categories; these are 0%, 20%, 50% and 100%. As an example, U.S. Treasury securities are assigned to the 0% risk category while most categories of loans are assigned to the 100% risk category. The risk weight of off-balance sheet items such as standby letters of credit is determined by a two-step process. First, the amount of the off-balance sheet item is multiplied by a credit conversion factor of either 0%, 20%, 50% or 100%. Then, the result is assigned to one of the four risks categories.

The primary component of risk-based capital is defined as Tier 1 Capital, which is essentially equal to common stockholders' equity, plus a certain portion of perpetual preferred stock. Tier 2 Capital, which consists primarily of the excess of any perpetual preferred stock, mandatory convertible securities, subordinated debt and general reserves for loan losses, is a secondary component of risk-based capital. The risk-weighted asset base is equal to the sum of the aggregate dollar values of assets and off-balance sheet items in each risk category, multiplied by the weight assigned to that category. Under these guidelines, at the end of 1992, bank holding companies will be required to maintain a ratio of Tier 1 Capital to risk-weighted assets of at least 4% and a ratio of Total Capital (Tier 1 and Tier 2) to risk-weighted assets of at least 8%; lower phase-in requirements were effective at the end of 1990.

The Company, as a bank holding company within the meaning of the Bank Holding Company Act, is required to obtain the prior approval of the Federal Reserve before it may acquire substantially all the assets of any bank, or ownership or control of any voting shares of any bank, if, after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In no case, however, may the Federal Reserve approve the acquisition by the Company of the voting shares, or substantially all the assets, of any bank located outside Mississippi unless such acquisition is specifically authorized by the laws of the state in which the bank to be acquired is located. The banking laws of Mississippi presently permit out-of-state banking organizations, provided the out-of-state banking organization's home state grants similar privileges to banking organizations in Mississippi. This reciprocity privilege is restricted to banking organizations in a specified geographic region which encompasses the states of Alabama, Arkansas, Florida, Georgia, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas, Virginia and West Virginia. In addition, Mississippi banking organizations are permitted to acquire certain out-of-state financial institutions. A bank holding company is additionally prohibited from itself engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in, non-banking activities.

As a bank holding company, the Company is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company's consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal constitutes an unsafe or unsound practice, would violate any law, regulation, Federal Reserve order or directive or any condition imposed by, or written agreement with, the Federal Reserve.

In November 1985, the Federal Reserve adopted its Policy Statement on Cash Dividends Not Fully Covered by Earnings (the "Policy Statement"). The Policy Statement sets forth various guidelines that the Federal Reserve believes that a bank holding company should follow in establishing its dividend policy. In general, the Federal Reserve stated that bank holding companies should not pay dividends except out of current earnings and unless the prospective rate of earnings retention by the holding company appears consistent with its capital needs, asset quality and overall financial condition.

The activities of the Company are also restricted by the provisions of the Glass-Stegall Act of 1933 (the "Act"). The Act prohibits the Company from owning subsidiaries engaged principally in the issue, flotation, underwriting, public sale or distribution of securities. The interpretation, scope and application of the provisions of the Act currently are being reviewed by regulators and legislators. The outcome of the current examination and appraisal of the provisions in the Act and the effect of such outcome on the ability of bank holding companies to engage in securities-related activities cannot be predicted.

The Company is legal entity separate and distinct from the Bank. There are various restrictions which limit the ability of the Bank to finance, pay dividends or otherwise supply funds to the Company or other affiliates. In addition, subsidiary banks of holding companies are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or any of its subsidiaries, on investments in the stock or other securities thereof and on the taking of such stock or securities as collateral for loans to any borrower. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with extensions of credit, or leases or sales of property or furnishing of services.

Bank Regulation

The operations of the Bank are subject to state and Federal statues applicable to state banks and the regulations of the Federal Reserve and of the Federal Deposit Insurance Corporation (FDIC). Such statues and regulations relate to, among other things, required reserves,investments, loans, mergers and consolidations, issuance of securities, payment of dividends, establishment of branches and other aspects of the Bank's operations.

Merchants & Farmers Bank is subject to regulation and periodic examination by the FDIC and the State of Mississippi Department of Banking and Consumer Finance. These regulatory authorities examine such areas as reserves, loan and investment quality, management policies, procedures and practices and other aspects of operations. These examinations are designed for the protection of the Bank's depositors, rather than its stockholder. In addition to these regular examinations, the Company and the Bank must furnish periodic reports to their respective regulatory authorities containing a full and accurate statement of their affairs.

The Bank is a member of the FDIC, and their deposits are insured as provided by law by the Bank Insurance Fund ("BIF"). As of December 31, 1994, the annual BIF premium was 0.23% of the Bank's deposits. The Company expects BIF insurance costs to continue to remain at current levels or to possibly decrease based on the current level of the BIF fund. The Company's assessments are currently determined by the level of its risk-based capital and the latest examination grading by the FDIC.

The Bank is subject to capital regulations promulgated by the FDIC for insured state banks. The FDIC's minimum capital requirements for an insured state nonmember bank establishes a minimum leverage standard of 3%. Tier I Capital to total assets for the most highly rated banks under the Uniform Interagency Bank rating system. All other state nonmember banks are required to meet a minimum leverage ratio of at least 4% to 5%.

In addition, to regulating capital, the FDIC has broad authority to prevent the development or continuance of unsafe or unsound banking practices. Pursuant to this authority, the FDIC has adopted regulations which, among other things, restrict preferential loans and loan amounts by banks to "affiliates" and "insiders" of banks, require banks to keep information on loans to major stockholders and executive officers and bar certain director and officer interlocks between financial institutions. The FDIC also is authorized to approve mergers, consolidations and assumption of deposit liability transactions between insured banks and between insured banks and uninsured banks or institutions to prevent capital or surplus depletion in such transactions where the resulting, continuing or assumed bank is an insured nonmember state bank, like the Bank.

Although, the Bank is not a member of the Federal Reserve System, it is subject to Federal Reserve regulations that require the Bank to maintain reserves against transaction accounts (primarily checking accounts), money market deposit accounts and nonpersonal time deposits. Because reserves generally must be maintained in cash or in noninterest-bearing accounts, the effect of the reserve requirements is to increase the cost of funds for the Bank.
Subject to an exemption from reserve requirements on a limited amount of an institution's transaction accounts, the Federal Reserve regulations currently require that reserves be maintained against net transaction accounts in the amount of 3% of the aggregate of such accounts up to $38.6 million, or, if the aggregate of such accounts exceeds $38.6 million, $1.158 million plus 10% of the total in excess of $38.6 million.

The foregoing is a brief summary of certain statutes, rules and regulations affecting the Company and the Bank and is not intended to be an exhaustive discussion of all the statutes and regulations having an impact on the operations of such entities.

Recent Legislation

On August 9, 1989, the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") was enacted, substantially reorganizing Federal regulation of financial institutions. Although adopted primarily to address problems in the savings and loan industry, FIRREA made significant changes in the regulation of financial institutions generally, including a substantial increase in deposit insurance premiums, significant strengthening in regulatory authority and penalties (including the imposition of liability on an FDIC-insured institution for any losses the FDIC incurs in connection with the default or imminent default of any FDIC-insured institutions under common control with such institution) and new authority for bank holding companies and banks to acquire thrifts. Deposit insurance was reorganized into two funds, the Savings Association Insurance Fund and the Bank Insurance Fund, both of which were made subject to management by the FDIC.

On October 22, 1990, the Comprehensive Thrift and Bank Fraud Prosecution and Taxpayer Recovery Act of 1990 ("TPRA") was adopted. The most significant provisions of this legislation imposed higher penalties for bank and thrift fraud and broadly authorized the FDIC to increase deposit insurance premiums.

In December, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") became law. FDICIA substantially revised the depository institution regulatory and funding provisions of the Federal Deposit Insurance Act and made revisions to several other Federal banking statutes.

Among other things, FDICIA requires the Federal banking regulators to take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: "Well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." A depository institution is well capitalized if it exceeds the minimum level required by regulation for each relevant capital measure, adequately capitalized if it meets each such measure, undercapitalized if it fails to meet any such measure, significantly undercapitalized if it is significantly below such measure and critically undercapitalized if it fails to meet any critical capital level set forth in regulations. The critically undercapitalized level occurs where tangible equity is less than 2% of total tangible assets or less than 65% of the minimum leverage ratio to be prescribed by regulation (except to the extent that 2% would be higher than such 65% level). A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

FDICIA general prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Effective December 19, 1993, undercapitalized depository institutions also became subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. A depository institution's holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. The Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, it is treated as if is significantly undercapitalized.

Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator.

FDICIA required the Federal banking agencies to develop, within one year of the date of enactment, uniform accounting standards and requirements that are consistent with, or no less stringent than, generally accepted accounting principles. The Federal banking agencies also were required by FDICIA to develop a method for insured depository institutions to provide supplemental disclosure of contingent liabilities and the estimated fair market value of assets and liabilities, to the extent feasible and practicable, for any balance sheet, financial statement, report or condition or other report required to be filed with a Federal banking agency. FDICIA required that the Federal banking agencies prescribe new safety and soundness standards.

FDICIA provides authority for special assessments against insured deposits and for the development of a general risk-based deposit insurance assessment system. The risk-based insurance assessment system would be used to calculate a depository institution's semiannual deposit insurance assessment based on the probability (as defined in the statute) that the deposit insurance fund will incur a loss with respect to the institution. In accordance with FDICIA the FDIC approved a transitional risk-based insurance premium system and an increase in the deposit insurance premium for commercial banks and thrifts to an average of 25.4 basis points which became effective January 1, 1993.

Effective with fiscal years beginning after December 31, 1992, each insured institution having over $500 million in total assets is required to submit to the FDIC and make available to the public an annual report on the institution's financial condition and management's responsibility and assessment of the internal controls over financial reporting. The institution's independent public accountant will be required to audit and attest to certain of the statements made in that annual report.

FDICIA amended prior law with respect to the acceptance of brokered deposits by insured depository institutions to permit only a "well capitalized" (as defined in the statute as significantly exceeding each relevant minimum capital level) depository institution to accept brokered deposits without prior regulatory approval. A depository institution which has a capital level category of "undercapitalized" may not accept brokered deposits without prior regulatory approval. A depository institution which has a capital level category of "undercapitalized" may not accept brokered deposits without prior regulatory approval. FDICIA also established new uniform disclosure requirements for the interest rates and terms of deposit accounts.

FDICIA also contains various provisions related to an institution's interest rate risk. Under certain circumstances, an institution may be required to provide additional capital or maintain higher capital levels to address interest rate risks.

The foregoing necessarily is a general description of certain provisions of FDICIA and does not purport to be complete. Several of the provisions of FDICIA are being implemented through the adoption of regulations by various Federal banking agencies. FDICIA is not expected to have a material effect on the results of operations of the Company.

The Riegle Community Development and Regulatory Improvement Act of 1994 (the "Riegle Act") was signed by the President on September 23, 1994. The Riegle Act contains community development provisions which are designed to enhance lending to underdeveloped areas through matching grants. The Riegle Act attempts to streamline regulations of financial institutions through coordinated examinations and elimination of certain publication requirements and includes provisions on money laundering reform and national flood insurance reform. The Riegle Act will permit bank holding companies domiciled in any state to acquire banks and bank holding companies located in any other state one year after the effective date of the Act. Further, unless state legislatures elect otherwise, under the new law banks will be allowed to establish interstate branches beginning June 1, 1997. Finally additional bills may be introduced in the future in the United States Congress and state legislatures to alter the structure, regulation and competitive relationships of financial institutions. It cannot be predicted whether and what form any of these proposals will be adopted or the extent to which the business of the Company and the Bank may be affected thereby.

Effect of Governmental Policies

In general, the difference between the interest rate paid by a bank on its deposits and its other borrowings, and the interest rate received by a bank on loans extended to its customers and securities held in its investment portfolio, will comprise a major portion of the bank's earnings. However, due to recent deregulation of the industry, the banking business is becoming increasingly dependent on the generation of fees and service charges.

The earnings and growth of a bank will be affected not only by general economic conditions, both domestic and foreign, but also by the monetary and fiscal policy of the United States Government and its agencies, particularly the Federal Reserve. The Federal Reserve can and does implement national monetary policy, such as seeking to curb inflation and combat recession by its open-market operations in United States Government securities, adjustments in the amount of reserves that banks and other financial institutions are required to maintain and adjustments to the discount rates applicable to borrowings by banks which are members of the Federal Reserve System and target rates for Federal funds transactions. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans and paid on deposits. The nature and timing of any future changes in monetary policies and their potential impact on the Company cannot be predicted.

Impact of New Accounting Standards

In May, 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting For Certain Investments in Debt and Equity Securities". SFAS 115 is effective for fiscal years beginning after December 15, 1993, and requires that debt and equity securities be classified into one of three categories; held-to-maturity, available-for- sale, or trading. Investments classified as available-for-sale or trading are to be recorded at their fair value. Unrealized gains and losses for trading investments shall be included in current earnings, net of applicable income taxes. Unrealized gains and losses for available-for-sale investments shall be excluded from earnings and reported as a separate component of stockholders' equity, net of applicable income taxes. As discussed in the notes to the consolidated financial statements, the Company adopted SFAS 115 effective January 1, 1994.

In May, 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS 114 requires a creditor to measure impaired and restructured loans at the present value of expected future cash flows, discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. For purposes of this Statement, a loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. SFAS 114 is effective for fiscal years beginning after December 15, 1994. In October 1994, the FASB issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." This Statement amends SFAS 114 by eliminating the income recognition provisions outlined in SFAS 114 and allowing creditors to use existing methods for recognizing interest income on impaired loans. SFAS 118 is effective concurrent with the effective date of SFAS 114. The adoption of these Statements will not have a material impact on the consolidated financial statements.

In June, 1993, the FASB issued SFAS No. 116, "Accounting for Contributions Received and Contributions Made." SFAS 116 requires that contributions made by the Company, including unconditional promises to give, be recognized as expenses at their fair values in the period made. Conditional promises to give are recognized when the conditions are substantially met. SFAS 116 is effective for fiscal years beginning after December 15, 1994 and for interim periods within those fiscal years. Adoption of this Statement will not have a material impact on the consolidated financial statements.

Internal Revenue Service Audit

As discussed in note 11 to the consolidated financial statements, as a result of an examination of consolidated income tax returns and resulting litigation, on September 23, 1991, the United States District Court for the Northern District of Mississippi ruled in favor of the Company in a suit filed against the Internal Revenue Service seeking refunds of taxes assessed and paid for 1982-1984 as a result of the disallowance, as a deductible expense of interest payments on the Company's debentures (which have been retired). The Internal Revenue Service appeal was dismissed by the Fifth Circuit Court on December 5, 1991. As a result of this ruling, in 1992, the Company received a refund of taxes paid for 1982-1984 amounting to $683,952, plus interest of $841,391. In addition, in 1992, the Company reversed of approximately $291,900 in potential taxes that had been accrued for 1985-1990.

ITEM 2 - PROPERTIES

The Bank's main office, located at 221 East Washington Street, Kosciusko, Mississippi, is a two-story, brick building with drive-up facilities. The Bank owns its main office building and seventeen of its branch bank facilities. The remaining seven branch facilities (four of which are finance company offices) are occupied under leases, two of which are month-to-month leases, and the remainder of which have terms expiring through 2000. It is anticipated that all leases will be renewed.

ITEM 3 - LEGAL PROCEEDINGS

The Bank is periodically involved in routine litigation arising in the normal course of business. In the opinion of management, there is no proceeding pending, or to the knowledge of management, any proceeding threatened, in which an adverse decision could result in material adverse change in the business or financial condition of the Company or the Bank.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

At December 31, 1994, there were 360 holders of record of the Company's common stock. The Company's common stock is traded "over the counter". In 1987, a Mississippi brokerage firm acted as a market maker for the stock. However, the Company's common stock has traded on a limited basis and no firm is presently acting as a market maker for the Company's common stock.

To the best of management's knowledge, the prevailing trading ranges for the Company's common stock were as follows (as restated to reflect a four for one stock split effected in the form of a dividend on February 12, 1992):

                                               Low Bid         High Bid
                                               or Last         or Last
                                              Sale Price      Sale Price
                                              ----------      ----------
      1992:


  First quarter                               $  9.97            $ 10.00
  Second quarter                                10.00              15.00
  Third quarter                                 13.00              15.00
  Fourth quarter                                15.00              20.00

      1993:

  First quarter                               $ 18.00            $ 21.00
  Second quarter                                18.00              22.00
  Third quarter                                 18.00              22.00
  Fourth quarter                                20.00              22.00

      1994:

  First quarter                               $ 25.50            $ 25.50
  Second quarter                                25.50              26.00
  Third quarter                                 25.50              26.00
  Fourth quarter                                26.00              26.00


The following is a summary of cash dividends per share (as restated to reflect a four for one stock split effected in the form of a dividend on February 12,
1992):

                                                 1992                   1993              1994
                                                 ----                   ----              ----
  First quarter                                 $ .20                 $  .25            $  .25
  Second quarter                                  .20                    .25               .25
  Third quarter                                   .22                    .25               .25
  Fourth quarter                                  .25                    .25               .25
                                                  ---                   ----              ----

                                                $ .87                 $ 1.00            $ 1.00
                                                  ===                   ====              ====


The ability of the Company to pay dividends is dependent upon dividends and income tax benefits paid to the Company by the Bank. The Bank is also subject to capital maintenance requirements imposed by regulatory authorities.

ITEM 6 - SELECTED FINANCIAL DATA

                                               Years Ended December 31,
Statement of Income              1994       1993        1992        1991        1990
- -------------------          ---------------------------------------------------------
                                (In thousands of dollars, except per share amounts)
Total investment income      $  27,969   $  25,624   $  27,029   $  27,735   $  27,562
Total interest expense          11,594      10,309      11,740      15,177      16,653
                               -------     -------     -------     -------     -------
Net investment income           16,375      15,315      15,289      12,558      10,909
Provision for possible
  loan losses                      808       1,015       1,209       1,253       1,377
                               -------     -------     -------     -------     -------
Net investment income
  after provision for
  possible loan losses          15,567      14,300      14,080      11,305       9,532
Other operating income           3,195       2,977       3,686       2,413       2,439
Other operating expense         13,075      12,273      12,370      10,394       9,816
                               -------     -------     -------     -------     -------
Income before income taxes       5,687       5,004       5,396       3,324       2,155
Income taxes                     1,444       1,251         436         848         581
                               -------     -------     -------     -------     -------

Net income                   $   4,243   $   3,753   $   4,960   $   2,476   $   1,574
                               =======     =======     =======     =======     =======


Earnings per share (1)          $ 3.81      $ 2.81      $ 3.73      $ 1.85      $ 1.18
Dividends per share (1)         $ 1.00      $ 1.00      $  .87      $  .56      $  .49
                                  ====        ====        ====        ====        ====


Selected Year-End Balances
- --------------------------

Total assets                 $ 415,913   $ 376,123   $ 355,952   $ 335,128   $ 300,152
Investment securities          133,013     130,905     144,574     141,347     117,196
Net loans                      251,182     198,781     167,994     153,809     146,514
Earning assets                 384,601     346,615     323,373     302,856     272,558
Deposits                       332,701     303,573     322,987     305,858     272,962
Short-term borrowings           44,822      37,804       3,744       7,604       2,607
Debentures                           -           -           -         184         297
Other borrowings                 5,232       3,409           2         552          52
Stockholders' equity         $  30,515   $  29,087   $  26,644   $  22,842   $  21,119
                               =======     =======     =======     =======     =======


Selected Ratios
- ---------------

Return on average assets (2)     1.15%       1.02%       1.43%        .79%        .54%
Return on average equity (2)    15.32%      13.56%      19.44%      11.16%       7.62%
Average capital to
  average assets (2)             7.52%       7.52%       7.35%       7.04%       7.13%
Dividend payout                 31.45%      35.59%      23.32%      30.27%      41.53%
                                =====       =====       =====       =====       =====


(1) As restated to reflect a four for one stock split effected in the form of a dividend on February 12, 1992.

(2) Exclusive of valuation allowance for securities available for sale.

 ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion provides information supplemental to the audited consolidated financial statements found elsewhere in this annual report. For a complete understanding of this discussion, reference should be made to the consolidated financial statements, the accompanying notes, and other financial data presented in this report.

Results of Operations

Net income for 1994 was $4,242,939, a 13.1% increase from 1993. Net income for 1993 was $3,752,462, a decrease from 1992. However, net income for 1992 was significantly increased due to the Company's settlement of IRS litigation. Other income for 1992 included $841,391 in interest income from the IRS, and income tax expense for 1992 was reduced by $975,852 related to this settlement. As a result, 1992 net income included $1,531,170 of nonrecurring income, after giving tax effect to the IRS interest income. Income from normal recurring operations was $3,428,724 in 1992. Net income for 1993 increased by 9.4% over 1992 net income from normal recurring operations. Other items affecting income are discussed in the following paragraphs.

Net Investment Income

Net interest income is the largest component of the Company's net income and represents the income earned on interest-earning assets less the cost of interest-bearing liabilities. This major source of income represents the earnings from the Company's primary business of gathering funds from deposit sources and investing those funds in loans and securities. The Company's long-term objective is to manage those assets and liabilities to provide the largest possible amount of income, while balancing interest-rate, credit, liquidity and capital risks.

Net interest income increased by 6.9% in 1994. Earning assets and interest bearing liabilities both increased in 1994, and interest income and interest expense both increased, reflecting primarily the increase in volume and also the increase in short-term interest rates toward the end of the year. The 26.3% increase in loans in 1994, and the related pricing of these loans contributed to the increase in net interest income.

Net interest income remained relatively stable in 1993, with an increase of approximately $25,000 from 1992. Although earning assets and interest bearing liabilities both increased in 1993, interest income and interest expense both decreased, reflecting a continued decline in short-term interest rates.

Provision and Reserve for Possible Loan Losses

The estimate of the loan loss reserve and provision for possible loan losses is determined by management after considering the following factors: (1) analytical review of loan loss experience in relation to outstanding loans; (2) internal reviews of problem loans and overall portfolio quality; (3) examinations of the loan portfolio conducted by Federal and state supervisory authorities; (4) management's judgment with respect to current and expected economic conditions and their impact on the loan portfolio and borrowers ability to pay; and (5) the relationship of the reserve for possible loan losses to outstanding loans. The provision for loan losses was $808,192 in 1994 as compared to $1,015,166 in 1993 and $1,208,969 in 1992. The Bank has
continued to make significant efforts to strengthen the loan portfolio through sound lending practices and careful monitoring of existing loans.

A summary of the reserve for possible loan losses follows (in thousands):

                            1994       1993       1992       1991       1990
                            ----       ----       ----       ----       ----
  Balance at beginning
    of period             $ 2,700    $ 2,300    $ 2,000    $ 2,000    $ 1,850

  Charge-offs:
    Commercial, financial
      and agricultural         22         79        186         93        743
    Real estate               105        358        535        714         71
    Consumer loans            402        417        412        697        588
                            -----      -----      -----      -----      -----
                              529        854      1,133      1,504      1,402
                            -----      -----      -----      -----      -----

  Recoveries:
    Commercial, financial
      agricultural              7         31         38        112         62
    Real estate                34         44         21         11          -
    Consumer loans            180        164        165        128        113
                            -----      -----      -----      -----      -----
                              221        239        224        251        175
                            -----      -----      -----      -----      -----
  Net charge-offs             308        615        909      1,253      1,227
                            -----      -----      -----      -----      -----

  Provision for possible
    loan losses               808      1,015      1,209      1,253      1,377
                            -----      -----      -----      -----      -----

  Balance at end of
    period                $ 3,200    $ 2,700    $ 2,300    $ 2,000    $ 2,000
                            =====      =====      =====      =====      =====


A summary of selected ratios follows:

                                  1994      1993      1992      1991      1990
                                  ----      ----      ----      ----      ----
  Net charge-offs to average
    net loans                      .12%      .33%      .57%      .84%      .84%

  Net charge-offs to reserve
    for loan losses               9.63%    22.78%    39.52%    62.65%    68.83%

  Reserve for loan losses to
    net year end loans            1.26%     1.34%     1.35%     1.28%     1.35%

Non-Interest Income

Other operating income, exclusive of the effect of security transactions and interest received from the IRS, increased by 15.4% from 1994 to 1993 and by 5.7% from 1992 to 1993. Other operating income was significantly impacted in 1992 due to the settlement of litigation with the Internal Revenue Service. The Company received refunds of approximately $684,000 in back taxes and $841,000 in interest on those taxes. The IRS interest was credited to non-interest income and the taxes were credited to income tax expense.

Deposit income has increased due mainly to increased volumes in deposit account service charges. Credit insurance income showed increases as volumes of insurance written significantly improved.

A summary of non-interest income follows (in thousands):

                                             1994          1993          1992
                                             ----          ----          ----
  Service charges on deposit accounts     $  2,606      $  2,250      $  2,107
  Credit insurance income                      390           323           271
  Other fee income                             260           227           218
  Trust department income                       49            49            61
  Safe deposit income                           71            71            68
  Other                                         60            58            93
                                             -----         -----         -----
                                             3,436         2,978         2,818
  Investment transactions                     (241)           (1)           27
  IRS interest                                   -             -           841
                                             -----         -----         -----

                                          $  3,195      $  2,977      $  3,686
                                             =====         =====         =====


Non-Interest Expense

Other operating expenses increased by 6.5% in 1994 and decreased by 0.8% in 1993. Payments in settlement of litigation accounted for 2.4% of the increase in 1994. In spite of the costs involved in operating an expanded branch network, the Company continues to focus its efforts on the control of all areas of operating expenses.

A summary of non-interest expense follows (in thousands):

                                             1994          1993          1992
                                             ----          ----          ----
  Salaries and employee benefits          $  5,859      $  5,318      $  5,276
  Net occupancy expenses                       846           879           803
  Equipment and data processing expenses     1,675         1,557         1,455
  Advertising and promotion                    371           286           239
  Postage and other carriers                   387           352           359
  Professional and consulting fees             291           353           465
  Regulatory insurance and fees                784           795           760
  Supplies and printing                        404           370           401
  Telephone                                    433           316           284
  Amortization of intangible assets            225           380           401
  Litigation settlement                        295             -             -
  Other                                      1,505         1,667         1,926
                                            ------        ------        ------

                                          $ 13,075      $ 12,273      $ 12,369
                                            ======        ======        ======

Income Taxes

Income tax expense was $1,443,772 in 1994, $1,251,200 in 1993 and $436,495 in
1992. However, income tax expense for 1993 operations decreased 11.4% from income tax expense from 1992 operations, reflecting the 7.3% decrease in income before taxes. As discussed in note 11 to the consolidated financial statements, 1992 income tax expense includes the effects of the conclusion the successful litigation against the Internal Revenue Service as follows:

  Income tax expense based on 1992 operations                    $ 1,412,347
  Effect of IRS litigation:
    Refund of prior taxes paid                                      (683,952)
    Refund of prior taxes accrued                                   (291,900)
                                                                   ---------

                                                                 $   436,495
                                                                   =========


The effective tax rate, based on normal operations, was 25.4% in 1994, 25.0% in 1993, and 26.2% in 1992. The Company's investment in state and political subdivision bonds has increased to 26.0% of the investment portfolio in 1994 and from 17.6% in 1992. The Company does not plan to significantly increase the proportion of the investment portfolio committed to these investments solely for income tax considerations. However, the Company will continue to evaluate tax-exempt investment opportunities based on the Company's tax position and some additional investment in tax-exempt securities could be expected.

Financial Condition

Net loans increased by 26.3% in 1994 and by 18.3% in 1993. The amortized cost of the investment portfolio increased by 3.3% in 1994 and decreased by 9.5% in 1993, and has made more liquid as maturing securities were replaced with shorter term instruments. These trends reflect the Company's efforts to invest new and available funds in loans to enhance the yield on earning assets while meeting the credit needs of its customers.

The funding of earning assets in 1994 and 1993 was made primarily through increases in interest bearing deposits and short-term borrowings. The following table shows the 1994 increases by type of account (in thousands):

                                                                   December 31,
                                                ---------------------------------------------
                                                   1994               1993            Change
                                                   ----               ----            ------
  Non-interest bearing deposits                 $  48,301          $  41,769         $   6,532
                                                  -------            -------            ------

  NOW accounts                                     53,036             58,097            (5,061)
  MMDA and savings deposits                        78,758             74,525             4,233
  Certificates of deposits                        152,606            129,181            23,425
                                                  -------            -------            ------
          Total interest bearing
            deposits                              284,400            261,803            22,597
                                                  -------            -------            ------

          Total deposits                        $ 332,701          $ 303,572         $  29,129
                                                  =======            =======            ======


  Short-term borrowings                         $  44,822          $  37,804         $   7,738
                                                   ======             ======             =====


A comparison of the percentage composition of the investment portfolio at December 31, follows:

                                                     1994               1993
                                                     ----               ----
U. S. Treasury:
  Available for sale                                17.4%                 -
  Held to maturity                                   9.6%              29.5%
                                                   -----              -----
         `                                          27.0%              29.5%
                                                   -----              -----

U. S. Government agencies and corporations:
  Available for sale                                 6.5%                 -
  Held to maturity                                   5.3%              10.3%
                                                   -----              -----
                                                    11.8%              10.3%
                                                   -----              -----

Mortgage-backed investments:
  Available for sale                                14.5%                 -
  Held to maturity                                  19.5%              37.2%
                                                   -----              -----
                                                    34.0%              37.2%
                                                   -----              -----

States and political subdivisions:
  Available for sale                                10.6%                 -
  Held to maturity                                  15.4%              21.9%
                                                   -----              -----
                                                    26.0%              21.9%
                                                   -----              -----

Other:
  Available for sale                                 1.2%                 -
  Held to maturity                                     -                1.1%
                                                   -----              -----
                                                     1.2%               1.1%
                                                   -----              -----

Total available for sale                            50.2%                 -
Total held to maturity                              49.8%             100.0%
                                                   -----              -----

                                                   100.0%             100.0%
                                                   =====              =====

Loans

The Company's primary use of funds in 1994 and 1993 was increased loan volume. Average loans increased by 19.1% in 1994 and by 17.1% in 1993.

A summary of the loan portfolio, net of unearned income, at December 31, follows (in thousands):

                            1994        1993        1992        1991        1990
                            ----        ----        ----        ----        ----
Commercial, financial
  and agricultural      $  86,769   $  72,633   $  67,047   $  61,021   $  55,256

Real estate -
  construction             18,749       8,328       5,996       5,472       5,500

Real estate -
  mortgage                 77,568      67,092      56,246      49,337      47,257

Consumer loans             71,049      52,936      40,434      39,788      40,501

Lease financing               247         492         571         191           -
                          -------     -------     -------     -------     -------

                        $ 254,382   $ 201,481   $ 170,294   $ 155,809   $ 148,514
                          =======     =======     =======     =======     =======


A schedule of loan maturities at December 31, 1994, follows (in thousands):

                               One Year   After One but      After
                               or Less     Within Five    Five Years       Total
                               --------   -------------   ----------       -----
Commercial and real estate    $  74,850     $  95,192      $ 13,291     $ 183,333
Installment loans to
  individuals                    26,912        43,305           832        71,049
                                -------       -------        ------       -------

                              $ 101,762     $ 138,497      $ 14,123     $ 254,382
                                =======       =======        ======       =======


A summary of interest rate sensitivity at December 31, 1994, follows (in thousands):

                            Fixed Rate        Variable Rate          Total
                            ----------        -------------          -----
  Due after one but
    within five years       $ 100,676           $ 37,821          $ 138,497
  Due after five years          8,186              5,937             14,123
                              -------             ------            -------

                            $ 108,862           $ 43,758          $ 152,620
                              =======             ======            =======



A summary of nonaccrual and past due loans at December 31, follows (in thousands):

                             Past due                      Percentage of Loans,
   Year     Nonaccrual    90 Days or More     Total      Net of Unearned Discount
   ----     ----------    ---------------     -----      ------------------------
   1990       $ 1,425        $ 1,416         $ 2,841             1.91%
   1991           809            458           1,267              .81%
   1992           730            418           1,148              .72%
   1993           519            723           1,242              .62%
   1994           253            392             645              .25%
                =====          =====           =====             ====


If interest due on all nonaccrual loans had been earned at the stated loan rates, it is estimated that investment income would have been increased by approximately $22,000 in 1994, $86,000 in 1993 and $100,000 in 1992.

Investments

A summary of the market value (book value) of securities available for sale at December 31, 1994, follows (in thousands):

  U. S. Treasury                                     $ 22,583

  U. S. government agencies and corporations            8,359

  Mortgage-backed investments                          18,689

  State and political subdivisions                     14,552

  Other                                                 1,461
                                                       ------

                                                     $ 65,644
                                                       ======


A summary of the amortized cost (book value) of investment securities at December 31, follows (in thousands):

                                         1994           1993          1992
                                         ----           ----          ----
U. S. Treasury                        $ 13,010      $  38,553     $  38,595

U. S. government agencies and
  corporations                           7,206         13,543        22,003

Mortgage-backed investments             26,352         48,630        52,311

State and political subdivisions        20,801         28,709        25,424

Other                                        -          1,470         6,241
                                        ------        -------       -------

                                      $ 67,369      $ 130,905     $ 144,574
                                        ======        =======       =======

The following table sets forth the market value (book value) of maturities of securities available for sale at December 31, 1994 (in thousands), and the weighted average yields of such securities. Tax equivalent adjustments (using a 34% rate) have been made in calculating yields on obligations of state and political subdivisions.

                                             Maturing
                    -----------------------------------------------------------------
                                      After One        After Five
                        Within        But Within       But Within         After
                       One Year       Five Years       Ten Years        Ten Years
                    --------------  --------------- ---------------- ----------------
                    Amount   Yield   Amount  Yield    Amount  Yield    Amount   Yield
                    ------   -----   ------  -----    ------  -----    ------   -----
U.S. Treasury      $  1,495  6.33%  $ 20,082  6.38%  $ 1,005   6.23%  $     -      -%

U.S. govern-
  ment agencies
  and corpor-
  ations              4,176  5.81%     4,183  4.97%        -      -         -      -

Mortgage-backed
  securities            528  4.09%    16,564  5.39%    1,598   5.53%        -      -

State and
  political
  subdivisions        4,336  9.06%     8,955  8.11%      844  11.11%      417  11.40%

Other                     -     -          -     -         -      -     1,461   4.50%
                     ------  ----     ------  ----     -----  -----     -----  -----

                   $ 10,535  7.14%  $ 49,784  6.24%  $ 3,447   7.10%  $ 1,878   6.03%
                     ======  ====     ======  ====     =====  =====     =====  =====


The following table sets forth the amortized cost (book value) of maturities of investment securities at December 31, 1994 (in thousands), and the weighted average yields of such securities. Tax equivalent adjustments (using a 34% rate) have been made in calculating yields on obligations of state and political subdivisions.

                                             Maturing
                    ----------------------------------------------------------------
                                      After One        After Five
                        Within        But Within       But Within         After
                       One Year       Five Years       Ten Years        Ten Years
                    --------------  --------------- ---------------- ---------------
                    Amount   Yield   Amount   Yield   Amount  Yield    Amount  Yield
                    ------   -----   ------   -----   ------  -----    ------  -----
U.S. Treasury       $     -     -%  $ 13,010  5.42%  $      -     -%  $     -     -%

U.S. govern-
  ment agencies
  and corpor-
  ations                  -     -%     5,513  5.76%     1,694  5.03%        -     -%

Mortgage-backed
  securities            414  7.38%    19,625  5.82%     3,605  6.16%    2,708  6.59%

State and
  political
  subdivisions          998  7.34%     8,680  7.14%     7,302  7.37%    3,820  8.45%
                      -----  ----     ------  ----     ------  ----     -----  ----

                    $ 1,412  7.35%  $ 46,828  5.95%  $ 12,601  6.71%  $ 6,528  7.69%
                      =====  ====     ======  ====     ======  ====     =====  ====


Deposits

As a primary source of funds, average total deposits increased by 9.6% in 1994 and decreased by 0.6% in 1993. The decrease in 1993 was primarily due to the transfer of deposits from a public university to securities sold under agreements to repurchase. Average interest bearing deposits increased by 1.6% in 1994 and decreased by 1.3% in 1993. Management expects deposit growth to continue to be the primary source of funds.

A summary of the average daily balances of deposits is as follows (in thousands):

                                                   1994               1993              1992
                                                   ----               ----              ----
Non-interest bearing demand
  deposits                                      $  43,594          $  37,469         $  35,638

Interest bearing demand and
  savings deposits                                135,765            144,481           142,616

Time deposits                                     145,096            131,787           137,266
                                                  -------            -------           -------

                                                $ 324,455          $ 313,737         $ 315,520
                                                  =======            =======           =======


Time deposits in excess of $100,000 as a percentage of total deposits were 8.4% and 8.3% at December 31, 1994 and 1993. Maturities of time deposits of $100,000 or more at December 31, 1994, are as follows (in thousands):

Three months or less                                                $ 11,062

Over three through twelve months                                       5,209

Over twelve months                                                    11,796
                                                                      ------

                                                                    $ 28,067
                                                                      ======


Short-term Borrowings

Short-term borrowings are used by the Company as a temporary funding source. Average balances increased significantly by $13,792,563 in 1994 and $19,554,471 in 1993.

The following is a summary of short-term borrowings:

                                         1994            1993           1992
                                         ----            ----           ----
Year end balance                     $ 44,822,025   $ 37,804,095    $ 3,743,570

Average balance                        36,212,900     22,420,337      2,865,866

Maximum month end balance
  during the year                      48,081,856     47,182,872      3,745,570

Interest paid                           1,447,990        688,192        156,281

Average rate                                 4.00%          3.07%          5.45%


                        Liquidity and Capital Resources

The primary objective of asset/liability management is to provide a balance between safety, liquidity and impact on net investment income. Asset/liability management remained a priority in 1994 and 1993 as management worked toward decreasing the impact of fluctuating short-term interest rates. Management continued to address liquidity, and available funds were used to fund continued loan growth.

The GAP position of the Company at December 31, 1994, is set forth in the following table:

                                       0-3       4-12        1-5        Over
                                     Months     Months      Years      5 Years
                                     ------     ------      -----      -------
Interest-bearing bank balances     $     406   $      -   $       -   $      -
Securities available for sale          5,429      8,309      49,314      2,592
Investment securities                    581      4,702      46,060     16,046
Loans, net of unearned income        100,942     47,791      93,792     11,857
                                     -------     ------     -------     ------
          Total interest-earning
            assets                   107,358     60,802     189,166     30,495
                                     -------     ------     -------     ------

Interest-bearing deposits            152,883     55,800      71,608      4,109
Securities sold under agreements
  to repurchase and other short-term
  borrowings                          44,822          -           -          -
Other borrowings                       1,310        917         959      2,046
                                     -------     ------     -------     ------
          Total interest-bearing
            liabilities              199,015     56,717      72,567      6,155
                                     -------     ------     -------     ------

          Interest sensitivity
            gap                    $ (91,657)  $  4,085   $ 116,599   $ 24,340
                                     =======     ======     =======     ======


Variable rate instruments are presented based on repricing frequency. Mortgage-backed investments are included in the schedule by contractual maturity dates. Interest earning assets and interest bearing liabilities that do not have contractual maturity dates are included in the 0-30 day category.

On a long-term basis, the ability of the Company to pay its expenses and retire its debt is dependent upon dividends and income tax benefits paid to the Company by the Bank. The Bank is also subject to capital maintenance requirements imposed by regulatory authorities. At December 31, 1994, the Bank was in compliance with such requirements and management anticipates that such requirements will continue to be met while funding the Company through the payment of dividends and income tax benefits.

In January 1989, the Federal Reserve Board released new standards for measuring capital adequacy for U.S. banking organizations. These standards require banks and bank holding companies to maintain capital based on risk-adjusted assets so that assets with potentially higher credit risk will require more capital backing than assets with lower risk. The standards classify capital into two tiers. Tier one capital generally consists of common stockholders' equity less goodwill. Tier two capital consists generally of the Tier one capital plus the reserve for loan losses and subordinated debt. At December 31, 1992, all banks are required to meet a minimum ratio of 8% of qualifying total capital to risk-adjusted assets with at least 4% Tier one capital. In 1993, the capital to assets ratio increased to 7.73% and decreased to 7.66%, exclusive of the effect of the valuation allowance for securities available for sale by year end 1994. The risk-based capital ratios for the Company at December 31, 1994 and 1993, were far in excess of the minimum required regulatory levels. The Tier one capital ratio was 10.74% and 12.20% while the total risk-based capital ratio was 11.93% and 13.46%. The decreases in 1994 were due to increased loan volume. Management expects the capital position to remain strong and to improve during 1995, through earnings retention and the issuance of common stock.

The following table illustrates the Company's regulatory capital ratios at December 31, under the year-end requirements (in thousands).

                                                   1994               1993             1992
                                                   ----               ----             ----
  Tier one Capital                              $  28,954          $  26,171         $  23,348
  Tier two Capital adjustment                       3,200              2,700             2,300
                                                   ------             ------            ------

          Total qualifying capital              $  32,154          $  28,871         $  25,648
                                                   ======             ======            ======


  Risk adjusted total assets                    $ 269,434          $ 214,445         $ 200,571
                                                  =======            =======           =======


  Tier one risk-based capital ratio                10.74%             12.20%            11.64%

  Total risk-based capital ratio                   11.93%             13.46%            12.79%

  Leverage ratio                                    7.01%              7.01%             6.62%
                                                   =====              =====             =====


The Company has not been informed by any regulatory agencies that it is to comply with any other standards than the minimum standards required in the regulations.

           1994 Average Balance Sheets and Interest Data (In 1,000's)

                                     Average                       Average
                                     Balance       Interest      Yield or Rate
                                     -------       --------      -------------
Interest-bearing bank balances     $   2,276      $     82           3.58%
Taxable investments                  107,804         5,926           5.50%
Non-taxable investments               30,464         1,641           5.39%
Federal funds sold                     6,064           240           3.97%
Loans, net of unearned discount      223,275        20,080           8.99%
                                     -------        ------          -----

Total interest earning assets        369,883      $ 27,969           7.56%
                                     -------        ======          =====

Cash and due from banks               15,010
Fixed assets                           6,429
Other assets                           9,966
Reserve for loan losses               (2,983)
                                      ------

                                   $ 398,305
                                     =======

Interest-bearing demand and
  savings deposits                 $ 135,765         3,528           2.60%
Time deposits                        145,097         6,359           4.38%
Securities sold under agreements
  to repurchase and other
  short-term borrowings               36,213         1,448           4.00%
Other borrowings                       4,871           259           5.32%
                                     -------        ------          -----

Total interest-bearing liabilities   321,946      $ 11,594           3.60%
                                     -------        ======          =====

Non-interest bearing demand deposits  43,594
Other liabilities                      2,225
                                     -------
                                     367,765
Stockholders' equity                  30,540
                                     -------

                                   $ 398,305
                                     =======


Average yield on earning assets                                      7.56%
Average rate on interest-bearing
  liabilities                                                        3.60%
Interest rate spread                                                 3.96%
Cost of total funds supporting earning assets                        3.13%
Net yield on earning assets                                          4.43%


Yields and corresponding income amounts for non-taxable investments are not presented on a tax-equivalent basis. Average balances are computed on a monthly basis. Non-accrual loans, the amount of which is not considered material, have been included in the average loan amounts outstanding.

           1993 Average Balance Sheets and Interest Data (In 1,000's)

                                     Average                       Average
                                     Balance       Interest      Yield or Rate
                                     -------       --------      -------------
Interest-bearing bank balances     $   3,653      $    116           3.18%
Taxable investment securities        117,136         6,877           5.87%
Non-taxable investment securities     26,020         1,537           5.91%
Federal funds sold                     7,867           238           3.03%
Loans, net of unearned discount      187,521        16,856           8.99%
                                     -------        ------           ----

Total interest earning assets        342,197      $ 25,624           7.49%
                                     -------        ======           ====

Cash and due from banks               14,321
Fixed assets                           6,419
Other assets                           8,012
Reserve for loan losses               (2,668)
                                     -------

                                   $ 368,281
                                     =======

Interest-bearing demand and
  savings deposits                 $ 144,481         3,922           2.71%
Time deposits                        131,787         5,593           4.24%
Securities sold under agreements
  to repurchase and other
  short-term borrowings               22,420           688           3.07%
Other borrowings                       1,810           106           5.86%
                                     -------        ------           ----

Total interest-bearing liabilities   300,498      $ 10,309           3.43%
                                     -------        ======          =====

Non-interest bearing demand deposits  37,469
Other liabilities                      2,632
                                     -------
                                     340,599
Stockholders' equity                  27,682
                                     -------

                                   $ 368,281
                                     =======


Average yield on earning assets                                      7.49%
Average rate on interest-bearing
  liabilities                                                        3.43%
Interest rate spread                                                 4.06%
Cost of total funds supporting earning assets                        3.01%
Net yield on earning assets                                          4.48%


Yields and corresponding income amounts for non-taxable investments are not presented on a tax-equivalent basis. Average balances are computed on a monthly basis. Non-accrual loans, the amount of which is not considered material, have been included in the average loan amounts outstanding.

           1992 Average Balance Sheets and Interest Data (In 1,000's)

                                     Average                       Average
                                     Balance       Interest      Yield or Rate
                                     -------       --------      -------------
Interest-bearing bank balances     $   2,997      $    105           3.50%
Taxable investment securities        127,349         9,256           7.27%
Non-taxable investment securities     23,254         1,516           6.52%
Federal funds sold                     5,292           183           3.46%
Loans, net of unearned discount      160,120        15,969           9.97%
                                     -------        ------           ----

Total interest earning assets        319,012      $ 27,029           8.47%
                                     -------        ======           ====

Cash and due from banks               13,023
Fixed assets                           6,798
Other assets                          10,315
Reserve for loan losses               (2,144)
                                     -------

                                   $ 347,004
                                     =======

Interest-bearing demand and
  savings deposits                 $ 142,616         4,736           3.32%
Time deposits                        137,266         6,840           4.98%
Securities sold under agreements
  to repurchase and other
  short-term borrowings                2,866           164           5.72%
                                     -------        ------           ----

Total interest-bearing liabilities   282,748      $ 11,740           4.15%
                                     -------        ======           ====

Non-interest bearing demand deposits  35,638
Other liabilities                      3,107
                                     -------
                                     321,493
Stockholders' equity                  25,511
                                     -------

                                   $ 347,004
                                     =======


Average yield on earning assets                                      8.47%
Average rate on interest-bearing
  liabilities                                                        4.15%
Interest rate spread                                                 4.32%
Cost of total funds supporting earning assets                        3.68%
Net yield on earning assets                                          4.79%


Yields and corresponding income amounts for non-taxable investments are not presented on a tax-equivalent basis. Average balances are computed on a monthly basis. Non-accrual loans, the amount of which is not considered material, have been included in the average loan amounts outstanding.

                             Rate - Volume Analysis


                                                1994 Compared to 1993
                                              Increase (Decrease) Due to
                                      -------------------------------------------
                                         Volume          Rate             Net
                                         ------          ----             ---
Investment income:

  Interest bearing bank balances      $   (43,617)   $    9,386     $   (34,231)

  Taxable investments                    (547,886)     (403,138)       (951,024)

  Tax-exempt investments                  262,541      (158,534)        104,007

  Federal funds sold                      (54,627)       56,792           2,165

  Loans, net of unearned discount       3,213,803        10,834       3,224,637
                                        ---------       -------       ---------

        Total investment income         2,830,214      (484,660)      2,345,554
                                        ---------       -------       ---------

Interest expense:

  Interest bearing deposits and
    savings deposits                     (236,601)     (157,341)       (393,942)

  Time deposits                           564,875       200,883         765,758

  Securities sold under agreements
    to repurchase and other short-
    term borrowings                       423,363       336,435         759,798

  Other borrowings                        178,616       (24,911)        153,705
                                        ---------       -------       ---------

        Total interest expense            930,253       355,066       1,285,319
                                        ---------       -------       ---------

        Change in net investment
          income                      $ 1,899,961    $ (839,726)    $ 1,060,235
                                        =========       =======       =========



                             Rate - Volume Analysis


                                                1993 Compared to 1992
                                              Increase (Decrease) Due to
                                      -------------------------------------------
                                         Volume           Rate            Net
                                         ------           ----            ---
Investment income:

  Interest bearing bank balances      $    22,947   $     (11,974)   $    10,973

  Taxable investment securities          (742,378)     (1,637,247)    (2,379,625)

  Tax-exempt investment securities        180,295        (159,111)        21,184

  Federal funds sold                       89,178         (34,092)        55,086

  Loans, net of unearned discount       2,914,682      (2,027,912)       886,770
                                        ---------       ---------      ---------

        Total investment income         2,464,724      (3,870,336)    (1,405,612)
                                        ---------       ---------      ---------

Interest expense:

  Interest bearing deposits and
    savings deposits                       61,949        (875,628)      (813,679)

  Time deposits                          (273,033)       (973,648)    (1,246,681)

  Securities sold under agreements
    to repurchase and other short-
    term borrowings                     1,066,342        (534,431)       531,911

  Debentures payable                       83,445          14,059         97,504
                                        ---------       ---------      ---------

        Total interest expense            938,703      (2,369,648)    (1,430,945)
                                        ---------       ---------      ---------

        Change in net investment
          income                      $ 1,526,021    $ (1,500,688)   $    25,333
                                        =========       =========      =========

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                        Page
                                                                        ----
Report of Independent Certified Public
  Accountants                                                             33

Consolidated Statements of Condition -
  December 31, 1994 and 1993                                              34

Consolidated Statements of Income -
  Years Ended December 31, 1994, 1993, 1992                            35-36

Consolidated Statements of Stockholders' Equity -
  Years Ended December 31, 1994, 1993, 1992                            37-38

Consolidated Statements of Cash Flows -
  Years Ended December 31, 1994, 1993, 1992                            39-40

Note to Consolidated Financial Statements                              41-59


                                                                         SHEARER
                                                                          TAYLOR
                                                                           & CO.
                                                      A Professional Association


           Report of Independent Certified Public Accountants





The Board of Directors and Shareholders
First M & F Corporation
Kosciusko, Mississippi


We have audited the accompanying consolidated statements of condition of First M & F Corporation and subsidiary as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First M & F Corporation and subsidiary as of December 31, 1994 and 1993, the results of their consolidated operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for investment securities in 1994, to adopt the provisions of Statement of Financial Accounting Standards No. 115, "Accounting For Certain Investments in Debt and Equity Securities."




/s/ SHEARER, TAYLOR & CO., P.A.

Jackson, Mississippi
February 10, 1995


                                                   Certified Public Accountants

                                                                6360 I-55 North
                                                                      Suite 330
                                                              P.O. Drawer 13157
                                                         Jackson, MS 39236-3157
                                                         Telephone 601/956-0993

                     FIRST M & F CORPORATION AND SUBSIDIARY

                      Consolidated Statements of Condition
                           December 31, 1994 and 1993


               Assets                                                             1994                  1993
               ------                                                             ----                  ----
Cash and due from banks                                                     $  15,077,808        $  15,203,929
Interest bearing bank balances                                                    406,234            5,028,389
Federal funds sold                                                                      -           11,900,000
Securities available for sale                                                  65,643,738                    -
Investment securities, market value of
  $63,857,485 and $132,724,666                                                 67,369,016          130,905,308

Loans                                                                         266,045,862          210,341,583
  Unearned income                                                             (11,664,079)          (8,860,515)
  Reserve for possible loan losses                                             (3,200,000)          (2,700,000)
                                                                              -----------          -----------
          Net loans                                                           251,181,783          198,781,068
                                                                              -----------          -----------

Bank premises and equipment                                                     6,569,984            6,287,735
Accrued interest receivable                                                     3,602,636            2,699,453
Other assets                                                                    6,061,681            5,317,254
                                                                              -----------          -----------

                                                                            $ 415,912,880        $ 376,123,136
                                                                              ===========          ===========

     Liabilities and Stockholders' Equity
     ------------------------------------

Liabilities:
  Deposits                                                                  $ 332,701,288        $ 303,572,567
  Securities sold under agreements to
    repurchase and other short-term
    borrowings                                                                 44,822,025           37,804,095
  Other borrowings                                                              5,231,695            3,408,833
  Accrued interest payable                                                      1,427,416            1,091,473
  Other liabilities                                                             1,215,487            1,159,607
                                                                              -----------          -----------
          Total liabilities                                                   385,397,911          347,036,575
                                                                              -----------          -----------

Stockholders' equity:
  Preferred stock:
    Class A; 500,000 shares authorized                                                  -                    -
    Class B; 500,000 shares authorized                                                  -                    -
  Common stock of $5.00 par value. 5,000,000
    shares authorized; 1,337,328 shares issued                                  6,686,640            6,686,640
  Additional paid-in capital                                                    8,493,316            8,485,804
  Retained earnings                                                            16,862,922           13,955,433
  Valuation allowance for securities available
    for sale, net of income taxes                                              (1,479,081)                   -
                                                                              -----------          -----------
                                                                               30,563,797           29,127,877

  Treasury stock, 1,878 shares, at cost                                           (48,828)             (41,316)
                                                                              -----------          -----------
          Net stockholders' equity                                             30,514,969           29,086,561
                                                                              -----------          -----------

                                                                            $ 415,912,880        $ 376,123,136
                                                                              ===========          ===========


The accompanying notes are an integral part of these financial statements.

                     FIRST M & F CORPORATION AND SUBSIDIARY

                       Consolidated Statements of Income
                 Years Ended December 31, 1994, 1993, and 1992


                                                                1994                  1993                  1992
                                                                ----                  ----                  ----
Investment income:
  Interest and fees on loans                               $ 20,080,016          $ 16,855,379          $ 15,968,609
  Taxable securities available for sale                       3,570,186                     -                     -
  Tax-exempt securities available for sale                      885,420                     -                     -
  Taxable investment securities                               2,355,615             6,876,825             9,256,450
  Tax-exempt investment securities                              755,910             1,537,323             1,516,139
  Federal funds sold                                            240,516               238,351               183,265
  Interest bearing bank balances                                 81,528               115,759               104,786
                                                             ----------            ----------            ----------
          Total investment income                            27,969,191            25,623,637            27,029,249
                                                             ----------            ----------            ----------

Interest expense:
  Time deposits of $100,000 or more                           1,118,013               972,216               924,008
  Other deposits                                              8,769,254             8,543,235            10,651,803
  Securities sold under agreements to
    repurchase and other short-term
    borrowings                                                1,447,990               688,192               156,281
  Other borrowings                                              259,318               105,613                 8,109
                                                             ----------            ----------            ----------
          Total interest expense                             11,594,575            10,309,256            11,740,201
                                                             ----------            ----------            ----------

          Net investment income                              16,374,616            15,314,381            15,289,048
Provision for possible loan losses                              808,192             1,015,166             1,208,969
                                                             ----------            ----------            ----------
          Net investment income after
            provision for possible loan
            losses                                           15,566,424            14,299,215            14,080,079
                                                             ----------            ----------            ----------

Other operating income:
  Service charges on deposit accounts                         2,606,019             2,250,263             2,106,914
  Gain (loss) on investment securities                                -                  (590)               26,985
  Loss on securities available for sale                        (240,935)                    -                     -
  Credit insurance income                                       390,082               323,176               271,215
  Other income                                                  439,951               404,352             1,280,395
                                                             ----------            ----------            ----------
          Total other operating income                        3,195,117             2,977,201             3,685,509
                                                             ----------            ----------            ----------

Other operating expenses:
  Salaries and employee benefits                              5,859,032             5,317,618             5,276,541
  Net occupancy expenses                                        845,732               878,790               803,120
  Equipment and data processing expenses                      1,675,294             1,557,045             1,454,636
  Advertising and promotion                                     370,962               286,008               238,800
  Postage and other carriers                                    387,175               352,366               358,600
  Professional and consulting fees                              291,301               353,036               465,498
  Regulatory insurance and fees                                 783,441               794,879               760,446
  Supplies and printing                                         404,106               369,871               400,569
  Telephone                                                     433,067               315,948               283,798
  Amortization of intangible assets                             224,906               379,924               400,855
  Other                                                       1,799,814             1,667,269             1,926,336
                                                             ----------            ----------            ----------
          Total other operating expenses                     13,074,830            12,272,754            12,369,199
                                                             ----------            ----------            ----------

          Income before income taxes                          5,686,711             5,003,662             5,396,389
                                                             ----------            ----------            ----------

                                                                     (Continued)

                     FIRST M & F CORPORATION AND SUBSIDIARY

                       Consolidated Statements of Income
                 Years Ended December 31, 1994, 1993, and 1992


                                                                1994                  1993                  1992
                                                                ----                  ----                  ----
Income before income taxes                                 $  5,686,711          $  5,003,662          $  5,396,389

Income taxes                                                  1,443,772             1,251,200               436,495
                                                             ----------            ----------            ----------

          Net income                                       $  4,242,939          $  3,752,462          $  4,959,894
                                                             ==========            ==========            ==========

Earnings per share                                               $ 3.18                $ 2.81                $ 3.73
                                                                   ====                  ====                  ====





The accompanying notes are an integral part of these financial statements.

                     FIRST M & F CORPORATION AND SUBSIDIARY

                Consolidated Statements of Stockholders' Equity
                 Years Ended December 31, 1994, 1993, and 1992


                               Additional
                     Common     Paid-in      Retained     Valuation      Treasury
                     Stock      Capital      Earnings     Allowance       Stock          Net
                     ------    ----------    --------     ---------      --------        ---
January 1,
  1992           $ 6,686,640  $ 8,441,016  $  7,733,661  $          -   $ (19,320)  $ 22,841,997

Net income                 -            -     4,959,894             -           -      4,959,894

Cash dividends
  ($.87 per
  share)                   -            -    (1,155,024)            -           -     (1,155,024)

Treasury stock:
  Purchases                -            -             -             -    (290,067)      (290,067)
  Sales                    -            -             -             -     286,929        286,929
                   ---------    ---------    ----------     ---------     -------     ----------

December 31,
  1992             6,686,640    8,441,016    11,538,531             -     (22,458)    26,643,729
                   ---------    ---------    ----------     ---------     -------     ----------

Net income                 -            -     3,752,462             -           -      3,752,462

Cash dividends
  ($1.00 per
  share)                   -            -    (1,335,560)            -           -     (1,335,560)

Treasury stock:
  Purchases                -            -             -             -     (75,812)       (75,812)
  Sales                    -       44,788             -             -      56,954        101,742
                   ---------    ---------    ----------     ---------     -------     ----------

December 31,
  1993             6,686,640    8,485,804    13,955,433             -     (41,316)    29,086,561
                   ---------    ---------    ----------     ---------     -------     ----------





                                                                     (Continued)

                     FIRST M & F CORPORATION AND SUBSIDIARY

                Consolidated Statements of Stockholders' Equity
                 Years Ended December 31, 1994, 1993, and 1992


                               Additional
                     Common     Paid-in      Retained     Valuation      Treasury
                     Stock      Capital      Earnings     Allowance       Stock          Net
                     ------    ----------    --------     ---------      --------        ---
December 31,
  1993           $ 6,686,640  $ 8,485,804  $ 13,955,433  $          -   $ (41,316)  $ 29,086,561

Net adjustment
  to beginning
  balance for
  change in
  accounting
  method                   -            -             -     1,233,553           -      1,233,553

Net income                 -            -     4,242,939             -           -      4,242,939

Cash dividends
  ($1.00 per
  share)                   -            -    (1,335,450)            -           -     (1,335,450)

Treasury stock:
  Purchases                -            -             -             -    (128,702)      (128,702)
  Sales                    -        7,512             -             -     121,190        128,702

Net change in
  valuation
  allowance for
  securities
  available
  for sale                 -            -             -    (1,479,081)          -     (1,479,081)
                   ---------    ---------    ----------     ---------     -------     ----------

December 31,
  1994           $ 6,686,640  $ 8,493,316  $ 16,862,922  $ (1,479,081)  $ (48,828)  $ 30,514,969
                   =========    =========    ==========     =========     =======     ==========





The accompanying notes are an integral part of these financial statements.

                     FIRST M & F CORPORATION AND SUBSIDIARY

                     Consolidated Statements of Cash Flows
                  Years Ended December 31, 1994, 1993 and 1992


                                                                1994                  1993                  1992
                                                                ----                  ----                  ----
 Cash flows from operating activities:
  Net income                                               $  4,242,939          $  3,752,462          $  4,959,894
  Adjustments to reconcile net income to
    cash provided by operating activities:
    Depreciation and amortization                             1,069,770             1,224,968             1,190,555
    Provision for possible loan losses                          808,192             1,015,166             1,208,969
    Deferred income taxes                                      (184,514)             (166,500)             (190,174)
    (Increase) decrease in interest
      receivable                                               (903,183)              414,090               194,334
    Increase (decrease) in interest payable                     335,943              (391,483)             (466,494)
    Other, net                                                  943,552               432,703               (15,366)
                                                             ----------            ----------            ----------

          Net cash provided by operating
            activities                                        6,312,699             6,281,406             6,881,718
                                                             ----------            ----------            ----------

Cash flows from investing activities:
  Purchases of securities available for
    sale                                                    (13,438,900)                    -                     -
  Sales of securities available for sale                      7,864,823                     -                     -
  Maturities of securities available
    for sale                                                 20,994,689                     -                     -
  Purchases of investment securities                        (25,393,501)          (81,180,578)          (46,534,604)
  Sales of investment securities                                      -             9,120,688             9,789,115
  Maturities of investment securities                         4,921,340            85,204,310            33,405,010
  Net (increase) decrease in:
    Interest bearing bank balances                            4,622,155               (23,942)             (854,767)
    Federal funds sold                                       11,900,000            (6,100,000)           (2,250,000)
    Loans                                                   (54,393,417)          (32,746,144)          (14,372,622)
    Bank premises and equipment                              (1,127,113)             (575,464)             (638,074)
  Other, net                                                    977,041               927,816               993,066
                                                             ----------            ----------            ----------

          Net cash used in investing
            activities                                      (43,072,883)          (25,373,314)          (20,462,876)
                                                             ----------            ----------            ----------





                                                                     (Continued)

                     FIRST M & F CORPORATION AND SUBSIDIARY

                     Consolidated Statements of Cash Flows
                  Years Ended December 31, 1994, 1993 and 1992


                                                                1994                  1993                  1992
                                                                ----                  ----                  ----
Cash flows from financing activities:
  Net increase (decrease) in:
    Non-interest bearing deposits                          $  6,531,946          $  7,360,106          $  4,359,448
    Money market, NOW and savings deposits                     (826,826)          (20,673,972)           18,797,708
    Certificates of deposit                                  23,423,601            (6,100,970)           (6,028,153)
    Securities sold under agreements to
      repurchase and other short-term
      borrowings                                              7,017,930            34,060,525             1,139,321
  Proceeds from other borrowings                              3,500,000             3,500,000                     -
  Repayments of other borrowings                             (1,677,138)              (93,167)             (550,000)
  Cash dividends                                             (1,335,450)           (1,335,560)           (1,155,024)
  Redemptions of debentures                                           -                     -              (183,630)
  Treasury stock transactions                                         -                25,930                (3,138)
                                                             ----------            ----------            ----------

          Net cash provided by financing
            activities                                       36,634,063            16,742,892            16,376,532
                                                             ----------            ----------            ----------

          Net increase (decrease) in cash
            and due from banks                                 (126,121)           (2,349,016)            2,795,374

Cash and due from banks at January 1                         15,203,929            17,552,945            14,757,571
                                                             ----------            ----------            ----------

Cash and due from banks at December 31                     $ 15,077,808          $ 15,203,929          $ 17,552,945
                                                             ==========            ==========            ==========





The accompanying notes are an integral part of these financial statements.

                     FIRST M & F CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


Note 1:  Summary of Significant Accounting and Reporting Policies

     The accounting and reporting policies of First M & F Corporation (the Company) which materially affect the determination of financial position and results of operations conform to generally accepted accounting principles and general practices within the banking industry. A summary of these significant accounting and reporting policies is presented below.

     Organization and Operations

     The Company is a one-bank holding company that owns 100% of the common stock of Merchants and Farmers Bank (the Bank) of Kosciusko, Mississippi. The Bank is a commercial Bank and provides a full range of banking services through its offices in central Mississippi. As a state chartered commercial bank, the Bank is subject to Federal and state regulations and undergoes periodic examinations by those regulatory authorities.

     Principles of Consolidation

     The consolidated financial statements of First M & F Corporation include the accounts of the Company and its wholly owned subsidiary, Merchants and Farmers Bank, and the accounts of the Bank's wholly owned finance subsidiaries, credit insurance subsidiary and real estate subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

     Investments

     In May, 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting For Certain Investments in Debt and Equity Securities." SFAS 115 is effective for fiscal years beginning after December 15, 1993, and requires that debt and equity securities be classified into one of three categories; held to maturity, available for sale, or trading. The Company adopted SFAS 115 effective January 1, 1994.

     Securities held, which are available to be sold prior to maturity, are classified as securities available for sale. These securities are carried at market value. Unrealized holding gains and losses, are reported, net of tax, as a separate component of stockholders' equity. Gains and losses on the sale of securities available for sale are determined using the specific identification method.

     Investment securities are those securities which the Company has the ability and intent to hold until maturity. These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. The adjusted cost of the specific security sold is used to compute gain or loss on the sale of investment securities.


                                                                     (Continued)

                     FIRST M & F CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


Note 1:  (Continued)

     Loans

     Loans are stated at the principal amount outstanding. Unearned income on installment loans is recognized as income using a method that approximates the interest method. Interest on all other loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. The Bank's policy regarding recognition of loan fee income and origination costs is materially in compliance with Statement of Financial Accounting Standards No. 91, which requires that fees be deferred and that costs be capitalized and amortized over the lives of the respective loans.

     The Bank discontinues the accrual of interest on loans and recognizes income only as received when, in the judgment of management, the collection of interest, but not necessarily principal, is doubtful.

     Reserve for Possible Loan Losses

     The Bank provides for possible loan losses on the reserve method. Accordingly, all loan losses are charged to the reserve for possible loan losses and all recoveries are credited to it. The reserve for possible loan losses is based on the evaluation of the collectibility of loans, past loan loss experience and other factors which, in management's judgment, deserve consideration in estimating possible loan losses. Such other factors considered by management include changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower's ability to pay, review of specific problem loans, and the relationship of the reserve for possible loan losses to outstanding loans.

     Bank Premises and Equipment

     Bank premises and equipment are stated at cost less accumulated depreciation and amortization. Provisions for depreciation and amortization are computed principally using the straight-line method and charged to operating expenses over the estimated useful lives of the assets. Costs of major additions and improvements are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

     Other Real Estate

     Other real estate acquired through partial or total satisfaction of loans is carried at the lower of market or the recorded loan balance at date of acquisition (foreclosure). Any loss incurred at the date of acquisition is charged to the reserve for possible loan losses. Gains or losses incurred subsequent to the date of acquisition are reported in current operations. Related operating income and expenses are reported in current operations.



                                                                     (Continued)

                     FIRST M & F CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


Note 1:  (Continued)

     Amortization

     The Bank's costs of asset acquisitions allocated to values associated with the future earning potential of deposits assumed in 1983 and 1984 are being amortized over a ten year period. The Company's costs in excess of net Bank assets acquired in 1980 are being amortized on a straight-line basis over forty years. The Bank's costs in excess of net assets acquired in branch acquisitions are being amortized on a straight-line basis over five and ten years.

     Income Taxes

     The Company, the Bank and the Bank's finance and real estate subsidiaries file consolidated Federal and state income tax returns. The Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes," for the year ended December 31, 1992. The adoption of SFAS 109 did not have a material effect on consolidated net income.

     Deferred income taxes are computed using the liability method as required by SFAS 109. Deferred tax assets and liabilities are determined based on the differences between the financial statement basis and income tax basis of assets and liabilities as measured using the enacted rates which are expected to be in effect when these differences reverse. Deferred income tax expense (benefit) is the result of changes in deferred tax assets and liabilities.

     Stock Split

     On February 12, 1992, the Company effected a four for one stock split in the form of a dividend.

     Treasury Stock

     The Company accounts for treasury stock at cost, using the first-in first-out basis of accounting. The excess of sales proceeds on treasury stock sales over the cost of the shares sold is recorded as additional paid in capital. The following is a summary of treasury stock share transactions for the years ended December 31, 1994, 1993 and 1992:

                                                            Purchases                    Sales
                                                            ---------                    -----
      1994                                                    5,004                      5,004
      1993                                                    3,556                      5,003
      1992                                                   18,901                     18,468
                                                             ======                     ======

     Earnings Per Share

     Earnings per share calculations are based on the weighted average number of shares outstanding during the year of 1,335,393 in 1994, 1,335,207 in 1993, and 1,329,597 in 1992.
                                                                     (Continued)

                     FIRST M & F CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


Note 1:  (Continued)

     Statements of Cash Flows

     In the accompanying consolidated statements of cash flows, the Company and subsidiary have defined cash equivalents as those amounts included in the statement of condition caption "Cash and Due from Banks." The following supplemental disclosures are made related to the consolidated statements of cash flows:

                                                                 1994                   1993                 1992
                                                                 ----                   ----                 ----
      Interest paid                                         $ 11,259,000           $ 10,701,000          $ 12,207,000
      Federal income taxes paid                                1,470,000              1,570,000             1,395,000
      Federal income tax refunds                                       -                 19,000               702,000
      Other real estate and
        repossessions acquired in
        noncash foreclosures                                   1,185,000                944,000               898,000
                                                              ==========             ==========            ==========


Note 2:  Investments

     The following is a summary of the amortized cost and market value (book value) of securities available for sale at December 31, 1994:

                                                Gross Unrealized
                                 Amortized   ----------------------      Market
                                   Cost         Gain         Loss        Value
                                 ---------      ----         ----        ------
  U. S. Treasury securities    $ 23,520,103  $  11,659  $   949,397  $ 22,582,365
  U. S. Government agencies
    and corporations              8,832,771      5,542      479,050     8,359,263
  Mortgage-backed investments    19,625,518     38,673      974,978    18,689,213
  Obligations of states and
    political subdivisions       14,356,184    214,344       18,971    14,551,557
  Other                           1,550,195          -       88,855     1,461,340
                                 ----------    -------    ---------    ----------

                               $ 67,884,771  $ 270,218  $ 2,511,251  $ 65,643,738
                                 ==========    =======    =========    ==========





                                                                     (Continued)

                     FIRST M & F CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


Note 2:  (Continued)

     The following is a summary of the amortized cost (book value) and market value of investment securities:

                                                 Gross Unrealized
                               Amortized      ----------------------       Market
                                 Cost           Gain          Loss         Value
                               ---------        ----          ----         ------
December 31, 1994:
  U. S. Treasury securities  $ 13,009,761     $      -   $   698,852   $ 12,310,909
  U. S. Government agencies
    and corporations            7,206,578       38,227       432,396      6,812,409
  Mortgage-backed
    investments                26,351,980        8,125     1,597,359     24,762,746
  Obligations of states
    and political
    subdivisions               20,800,697       46,173       875,449     19,971,421
                               ----------       ------     ---------     ----------

                             $ 67,369,016     $ 92,525   $ 3,604,056   $ 63,857,485
                               ==========       ======     =========     ==========

December 31, 1993:
  U. S. Treasury securities $  38,553,245  $   517,585     $  15,240  $  39,055,590
  U. S. Government agencies
    and corporations           13,542,946      157,134        23,868     13,676,212
  Mortgage-backed
    investments                48,630,378      587,054       170,196     49,047,236
  Obligations of states
    and political
    subdivisions               28,708,544      978,928       151,258     29,536,214
  Other                         1,470,195            -        60,781      1,409,414
                              -----------    ---------       -------    -----------

                            $ 130,905,308  $ 2,240,701     $ 421,343  $ 132,724,666
                              ===========    =========       =======    ===========


     The amortized cost and market values of securities available for sale and investment securities at December 31, 1994, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with, or without, call or prepayment penalties.

                                Available for Sale         Investment Securities
                            --------------------------  ---------------------------
                              Amortized       Market      Amortized        Market
                                Cost          Value         Cost           Value
                              ---------       ------      ---------        ------
  One year or less          $ 10,559,327  $ 10,534,767  $  1,411,749   $  1,413,116
  Over one through five
    years                     51,152,580    49,783,820    46,828,635     44,663,278
  Over five through ten
    years                      4,245,679     3,446,961    12,600,711     11,632,062
  After ten years              1,927,185     1,878,190     6,527,921      6,149,029
                              ----------    ----------    ----------     ----------

                            $ 67,884,771  $ 65,643,738  $ 67,369,016   $ 63,857,485
                              ==========    ==========    ==========     ==========

                                                                     (Continued)

                     FIRST M & F CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


Note 2:  (Continued)

     The following is a summary of the amortized cost and market value of securities available for sale and investment securities which were pledged to secure public deposits, short-term borrowings and for other purposes required or permitted by law.

                              Available for Sale           Investment Securities
                          --------------------------   ---------------------------
                            Amortized       Market       Amortized        Market
                              Cost          Value          Cost           Value
                            ---------       ------       ---------        ------
    December 31, 1994     $ 57,883,179  $ 55,304,807   $ 51,934,075   $ 48,292,577
                            ==========    ==========     ==========     ==========

    December 31, 1993     $          -  $          -   $125,442,582   $126,433,992
                            ==========    ==========    ===========    ===========


     The following is a summary of gross realized gains and losses on investment transactions:

                                                            Available
                                                            for Sale                    Investment Securities
                                                            ---------                 -------------------------
                                                               1994                   1993                  1992
                                                               ----                   ----                  ----
         Gross realized gains                               $    9,669             $ 14,356             $  85,072
         Gross realized losses                                (250,604)             (14,946)              (58,087)
                                                               -------               ------                ------

                                                            $ (240,935)            $   (590)            $  26,985
                                                               =======               ======                ======


Note 3:  Loans

     The Bank's loan portfolio includes commercial, consumer, agribusiness and residential loans throughout the State of Mississippi, but primarily in its market area in Central Mississippi. The composition of the Company's loan portfolio at December 31, 1994 and 1993, follows, net of unearned income.

                                                   1994                 1993
                                                   ----                 ----
      Commercial, financial and
        agricultural                          $  33,645,306      $  30,882,911
      Residential real estate                    65,815,030         57,459,976
      Non-residential real estate                83,872,888         60,202,620
      Consumer loans                             71,048,559         52,935,561
                                                -----------        -----------

                                              $ 254,381,783      $ 201,481,068
                                                ===========        ===========




                                                                     (Continued)

                     FIRST M & F CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


Note 3:  (Continued)

        The Bank has made, and expects in the future to continue to make, in the ordinary course of business, loans to directors and executive officers of the Company and the Bank and to affiliates of these directors and officers. In the opinion of management, these transactions were made on substantially the same terms as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of collectibility or contain any other unfavorable features. An analysis of such outstanding loans follows:

                                                     1994            1993
                                                     ----            ----
      Loans outstanding at January 1             $ 2,133,804     $ 2,234,355
      New loans                                    2,063,013         911,869
      Repayments and removals                     (1,012,193)     (1,012,420)
                                                   ---------       ---------

      Loans outstanding at December 31           $ 3,184,624     $ 2,133,804
                                                   =========       =========


Note 4:  Reserve for Possible Loan Losses

        Transactions in the reserve for possible loan losses are summarized as follows:

                                        1994           1993            1992
                                        ----           ----            ----
    Balance at January 1           $ 2,700,000    $ 2,300,000    $  2,000,000

    Loans charged-off                 (528,767)      (854,235)     (1,133,489)
    Recoveries                         220,575        239,069         224,520
                                     ---------      ---------       ---------
          Net charge-offs             (308,192)      (615,166)       (908,969)
                                     ---------      ---------       ---------

    Provision for possible loan
            losses                     808,192      1,015,166       1,208,969
                                     ---------      ---------       ---------

    Balance at December 31         $ 3,200,000    $ 2,700,000     $ 2,300,000
                                     =========      =========       =========

                     FIRST M & F CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


Note 5:  Bank Premises and Equipment

        A summary of bank premises and equipment follows:

                                                     1994             1993
                                                     ----             ----
      Land and buildings                        $  7,607,498    $  7,357,661
      Furniture, fixtures and equipment            5,357,421       4,855,380
      Leasehold improvements                         314,078         311,066
                                                  ----------      ----------
                                                  13,278,997      12,524,107
      Less accumulated depreciation and
        amortization                               7,001,989       6,236,372
                                                  ----------      ----------
                                                   6,277,008       6,287,735
      Construction in progress, estimated
        costs to complete of $139,000                292,976               -
                                                  ----------      ----------

                                                $  6,569,984    $  6,287,735
                                                  ==========      ==========


        Amounts charged to other operating expenses for depreciation and amortization of bank premises and equipment were approximately $845,000 in 1994, $845,000 in 1993, and $789,700 in 1992.


Note 6:  Other Assets

        A summary of other assets follows:

                                                                         1994              1993
                                                                         ----              ----
     Company's cost in excess of net Bank
        assets acquired in 1980, less
        accumulated amortization of $1,436,839
        and $1,340,768                                               $ 2,440,229      $ 2,537,290

      Bank's costs of asset acquisitions in
        1983 and 1984 allocated to values
        associated with the future earning
        potential of deposits assumed, less
        accumulated amortization of $2,306,014
               and $2,282,829                                                  -           23,185

      Bank's costs in excess of net assets
        acquired in branch acquisitions, less
        accumulated amortization of $1,050,419
        and $945,759                                                     600,204          354,864

      Other real estate, net                                             868,732        1,061,218

      Deferred income tax                                              1,422,966          476,500

      Other                                                              729,550          864,197
                                                                       ---------        ---------

                                                                     $ 6,061,681      $ 5,317,254
                                                                       =========        =========

                                                                     (Continued)

                     FIRST M & F CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


Note 6:  (Continued)

  Other expenses include amortization of intangible assets as follows:

                                                      1994                1993             1992
                                                      ----                ----             ----
      Company's costs in excess of net
        Bank assets acquired in 1980               $  97,061           $  97,061        $  97,061
      Bank's cost of asset acquisitions
        in 1983 and 1984 allocated to
        values associated with the
        future earning potential of
        deposits assumed                              23,185             139,112          160,043
      Bank's costs in excess of net
        assets acquired in branch
        acquisitions                                 104,660             143,751          143,751
                                                     -------             -------          -------

                                                   $ 224,906           $ 379,924        $ 400,855
                                                     =======             =======          =======


        Changes in the valuation allowance for other real estate for the years ended December 31, 1994, 1993 and 1992, are summarized as follows:

                                                      1994                1993             1992
                                                      ----                ----             ----
      Balance at beginning of year                  $ 15,700            $ 20,000        $  19,845
      Provision charged to expense                    19,800              64,568           74,601
      Writedowns                                           -             (68,868)         (74,446)
                                                      ------              ------           ------

      Balance at end of year                        $ 35,500            $ 15,700        $  20,000
                                                      ======              ======           ======


Note 7:  Deposits

        The following is a summary of deposits at December 31, 1994 and 1993:

                                                    1994                1993
                                                    ----                ----
      Non-interest bearing                     $  48,301,348       $  41,769,402

      Interest bearing:
        Money market accounts                     39,319,107          34,428,805

        NOW accounts                              53,036,673          58,097,222
        Savings accounts                          39,439,093          40,095,672

        Time deposits of $100,000 or more         28,066,923          25,194,512

        Other time deposits                      124,538,144         103,986,954
                                                 -----------         -----------
                Total interest bearing           284,399,940         261,803,165
                                                 -----------         -----------

                Total deposits                 $ 332,701,288       $ 303,572,567
                                                 ===========         ===========


                     FIRST M & F CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


Note 8:  Short-Term Borrowings

        The following is a summary of information related to securities sold under agreements to repurchase and other short-term borrowings for the years ended December 31, 1994, 1993 and 1992:

                                                                  Weighted
                            Balance Outstanding                  Average Rate
                   ---------------------------------------   ---------------------
                       Maximum      Average          At                      At
                      Month End      Daily        Year End   During Year  Year End
                      ---------     -------       --------   -----------  --------
1994:
  Federal funds
    purchased      $  2,650,000  $    360,000  $  1,950,000     4.38%      5.50%
  Securities sold
    under agreements
    to repurchase    43,404,266    33,998,172    41,939,078     3.87%      5.34%
  Other short-term
    borrowings by
    the Company       2,027,590     1,854,728       932,947     6.29%      7.85%
                     ----------    ----------    ----------     ====       ====

                   $ 48,081,856  $ 36,212,900  $ 44,822,025
                     ==========    ==========    ==========

1993:
  Federal funds
    purchased      $  1,000,000  $     51,919  $          -     2.51%         -
  Securities sold
    under agreements
    to repurchase    43,106,802    19,918,241    35,726,505     2.88%      3.19%
  Other short-term
    borrowings by
    the Company       3,076,070     2,450,177     2,077,590     4.66%      5.03%
                     ----------    ----------    ----------     ====       ====

                   $ 47,182,872  $ 22,420,337  $ 37,804,095
                     ==========    ==========    ==========

1992:
   Other short-term
    borrowings by
    the Company     $ 3,745,570   $ 2,865,866   $ 3,743,570     5.74%      4.77%
                      =========     =========     =========     ====       ====


        Federal funds purchased represent primarily overnight borrowings. Securities sold under agreements to repurchase primarily represent a relationship with a public university under a contract that expires on June 30, 1996. These borrowings reprice on a monthly basis. The nature of this relationship changed from a deposit relationship in 1993. Other short-term borrowings by the Company represent unsecured borrowings from various individuals and entities.


                                                                     (Continued)

                     FIRST M & F CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


Note 9:  Other Borrowings

        The following is a summary of other borrowings at December 31, 1993 and 1992:

                                                     1994            1993
                                                     ----            ----

     Line of credit in the original amount of $2,500,000; secured by approximately 22% of the Bank's common stock; interest payable semi-annually at the lender's prime rate; maximum allowable borrowing is as follows:

          1993                  1,225,000
          1994                    884,350
          1995                    543,700         $   502,000    $     2,000

     Advances from Federal Home Loan Bank of
       Dallas secured by first mortgage loans
       and Federal Home Loan Bank stock:

       5.56% advance in the amount of $1,000,000;
         interest is payable monthly and
         principal is payable on September 23,
         2000                                       1,000,000      1,000,000

       5.90% advance in the amount of $2,500,000;
         principal and interest are payable in
         monthly installments of approximately
         $28,000 through June 1, 2003; future
         maturities are as follows:  1995 -
         $206,571; 1996 - $219,095; 1997 -
         $232,376; 1998 - $246,464; 1999 -
         $261,404; after 1999 - $1,046,158          2,212,068      2,406,833

      4.71% advance in the amount of $3,000,000;
        principal and interest payable in
        monthly installments of approximately
        $256,000 through June 1, 1995               1,517,627              -
                                                    ---------      ---------

                                                  $ 5,231,695    $ 3,408,833
                                                    =========      =========


                     FIRST M & F CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


Note 10:  Employee Benefit Plans

        The Bank has a defined benefit pension plan covering substantially all full time employees of the Bank and subsidiaries. Benefits under this plan are based on years of service and average annual compensation for a five year period. The Bank's funding policy for the plan is to contribute annually in an amount not to exceed the amount that can be deducted for Federal income tax purposes. Contributions of $40,000 and $74,968 were made to the plan in 1994 and 1993.

        Net pension cost (benefit) included the following components:

                                                               1994                1993             1992
                                                               ----                ----             ----
      Service cost                                          $ 103,993           $  94,404        $  87,507
      Interest cost                                           161,276             147,038          135,004
      Actual return on plan assets                           (195,175)           (186,201)        (171,017)
      Net amortization and deferral                           (34,672)            (34,672)         (31,120)
                                                              -------             -------          -------

                                                            $  35,422           $  20,569        $  20,374
                                                              =======             =======          =======


        The following table sets forth the plan's funded status and amounts recorded in the consolidated statements of condition:

                                                     1994            1993
                                                     ----            ----
      Actuarial present value of:
        Vested benefit obligation               $  1,633,446     $  1,444,662
        Non-vested benefit obligation                 19,645           13,625
                                                   ---------        ---------

          Total benefit obligation              $  1,653,091     $  1,458,287
                                                   =========        =========


      Projected benefit obligation              $ (2,173,281)    $ (2,064,282)
      Market value of plan assets                  2,128,251        2,161,194
                                                   ---------        ---------
      Plan assets in excess of (less than)
        projected benefit obligation                 (45,030)          96,912
      Unrecognized net loss during the year          391,302          244,486
      Remaining unrecognized net asset at
        transition date                             (242,700)        (277,372)
      Contributions after measurement date            40,000           74,968
                                                   ---------        ---------

          Net pension asset                     $    143,572     $    138,994
                                                   =========        =========


        The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 8% and 6%, respectively. The expected long-term rate of return on plan assets was 9%. Plan assets consist primarily of U. S. Government securities and bank certificates of deposit.

                                                                     (Continued)

                     FIRST M & F CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


Note 10:  (Continued)

        The Bank has a profit and savings plan covering substantially all full time employees of the Bank and subsidiaries. Effective April 1, 1987, the plan was amended to an Employee Stock Option Plan (ESOP). This amended plan provides for employee salary deferrals of not more than $2,000 per year. The Bank does not match employee contributions, but makes contributions to the plan at the discretion of the Board of Directors. Contributions to this plan were $25,000 in 1994, $40,000 in 1993, and $75,000 in 1992.

        At December 31, 1994, the ESOP owned 47,269 shares of the Company's common stock and the pension plan owned 1,800 shares of the Company' common stock.


Note 11:  Income Taxes

        The components of income tax expense (benefit) are as follows:

                                                                1994                1993             1992
                                                                ----                ----             ----
      Current income taxes                                  $ 1,628,286         $ 1,417,700       $ 626,669
      Deferred income taxes                                    (184,514)           (166,500)       (190,174)
                                                              ---------           ---------         -------

                                                            $ 1,443,772         $ 1,251,200       $ 436,495
                                                              =========           =========         =======


        The differences between actual income tax expense and expected income tax expense are summarized as follows:

                                                                1994                1993              1992
                                                                ----                ----              ----
      Amount computed using the
        statutory rates on income
        before income taxes                                 $ 1,933,500         $ 1,701,200       $ 1,834,800
      Increase (decrease) resulting
        from:
        Tax exempt income, net of
          disallowed interest
          deduction                                            (547,600)           (515,300)         (523,500)
        Amortization of intangible
          assets                                                 54,600             116,300           136,300
        Small life insurance company
          deduction                                             (51,700)            (57,400)          (48,100)
        Effect of IRS litigation:
                 Refund of prior taxes paid                           -                   -          (683,952)
          Reversal of prior taxes
            accrued                                                   -                   -          (291,900)
        Other, net                                               54,972               6,400            12,847
                                                              ---------           ---------         ---------

                                                            $ 1,443,772         $ 1,251,200      $   436,495
                                                              =========           =========        =========

                                                                     (Continued)

                     FIRST M & F CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


Note 11:  (Continued)

        The components of deferred income tax expense (benefit) are as follows:

                                                                  1994              1993              1992
                                                                  ----              ----              ----
      Financial loan loss provision
        in excess of tax provision                            $ (159,100)       $ (101,100)      $  (80,100)
      Tax depreciation less than
        financial depreciation                                   (26,000)          (28,100)         (33,600)
      Life insurance income                                        3,114            (9,400)         (40,174)
      Fee income                                                  24,800           (10,900)         (10,400)
      Other, net                                                 (27,328)          (17,000)         (25,900)
                                                                 -------           -------          -------

                                                              $ (184,514)       $ (166,500)      $ (190,174)
                                                                 =======           =======          =======


        The components of the recorded net deferred tax asset at December 31, 1994 and 1993, consist of the following:

                                                                                   1994          1993
                                                                                   ----          ----
      Reserve for possible loan losses                                         $   766,900    $ 607,800
      Depreciation                                                                (198,900)    (224,900)
      Prepaid pension asset                                                        (48,800)     (47,300)
      Life insurance income                                                         30,214       27,100
      Other real estate                                                             48,500       44,700
      Fee income                                                                    18,900       43,700
      Market valuation for securities available
        for sale                                                                   761,952            -
      Other, net                                                                    44,200       25,400
                                                                                 ---------      -------

                                                                               $ 1,422,966    $ 476,500
                                                                                 =========      =======


        On September 23, 1991, the United States District Court for the Northern District of Mississippi ruled in favor of the Company in a suit filed against the Internal Revenue Service seeking refunds of taxes assessed and paid for 1982-1984 as a result of the disallowance, as a deductible expense, of interest payments on the Company's debentures (which have been retired). The Internal Revenue Service appeal was dismissed by the Fifth Circuit Court on December 5, 1991.
        As a result of this ruling, the Company received a refund of taxes paid for 1982-1984 amounting to $683,952 in 1992, plus interest of $841,391.
        This interest income from the Internal Revenue Service is included in other income on the accompanying 1992 consolidated statement of income. In addition, as a result of this ruling, the Company reversed $291,900 of income taxes in 1992 that had been accrued, for 1985 and later years, related to this issue.

                     FIRST M & F CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


Note 12:  Preferred Stock

        The Company is authorized to issue 500,000 shares of cumulative Class A voting preferred stock of no par value and 500,000 shares of cumulative
        Class B non-voting preferred stock of no par value.   Dividend rates,
        redemption terms and conversion terms may be set by the Board of Directors.


Note 13:  Commitments and Contingencies

        The Company and Bank, in the normal course of business, are defendants in certain legal claims. Management and legal counsel are of the opinion that these actions will not have a material effect on the Company's consolidated financial position.

        The Bank paid $295,000 in an agreed settlement of a legal action in 1994. This payment is included in other expenses in the accompanying 1994 consolidated statement of income.

        The consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. The Bank makes commitments to extend credit and issues standby and commercial letters of credit in the normal course of business to fulfill the financing needs of its customers.

        Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions and generally have fixed expiration dates or other termination clauses. Credit card arrangements represent the amount that preapproved credit limits exceed actual balances. Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. When making these commitments, the Bank applies the same credit policies and standards as it does in the normal lending process. Collateral is obtained based upon the Bank's assessment of a customer's credit worthiness.

        Standby and commercial letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. When issuing letters of credit, the Bank applies the same credit policies and standards as it does in the normal lending process. Collateral is obtained based upon the Bank's assessment of a customer's credit worthiness.

        The maximum credit exposure in the event of nonperformance for loan commitments and standby letters of credit and credit card arrangements is represented by the contract amount of the instruments.





                                                                     (Continued)

                     FIRST M & F CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


Note 13:  (Continued)

        A summary of commitments and contingent liabilities at December 31, 1994, is as follows:


      Commitments to extend credit                  $ 20,630,277
      Standby letters of credit                        1,092,476
      Credit card arrangements                         3,066,101
                                                      ----------

                                                    $ 24,788,854
                                                      ==========


Note 14:  Regulatory Matters

        Federal banking regulations require that the Bank maintain certain cash reserves based on a percent of deposits. This requirement was approximately $5,450,000 at December 31, 1994.

        The ability of the Company to pay future dividends is dependent upon dividends to be paid to the Company by the Bank. The Bank is subject to dividend restrictions as imposed by Federal and state regulatory authorities. These restrictions are not anticipated to have a material effect on the ability of the Bank to pay dividends to the Company.

        The Bank is required to maintain minimum amounts of capital to average assets and to average "risk weighted assets", as defined and determined by banking regulators. The Bank's regulatory capital was in excess of minimum capital levels required by regulatory authorities at December 31, 1994.


Note 15:  Fair Value of Financial Instruments

        Statement of Financial Accounting Standards No. 107 (SFAS 107), "Disclosures about Fair Value of Financial Instruments" requires that the Company disclose estimated fair value for its financial instruments. However, such disclosures may be deemed not to be practicable for certain classes of financial instruments. A summary of financial instruments and related disclosures follows:

        Cash and due from banks, interest bearing deposits with banks and Federal funds sold - The net book value of these financial instruments approximates fair value due to the immediate availability on short maturity of these investments.

        Investments - Fair value of these financial instruments is considered to be their quoted market value as disclosed in note 2.




                                                                     (Continued)

                     FIRST M & F CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


Note 15:  (Continued)

        Loans - The fair value of loans is estimated by discounting the future cash flows using a constructed rate consisting of four factors: (1) a risk-free yield, (2) a credit risk component, (3) an operating expense component and (4) a prepayment risk component. This constructed rate should approximate rates at which these loans would currently be made to borrowers with similar credit ratings and for similar maturity and repricing characteristics. The carrying value of loans, net of the reserve for possible loan losses, is approximately $251,182,000 and $198,781,000 and the estimated net fair value of loans is $246,490,000 and $202,938,000 at December 31, 1994 and 1993.

        Deposits - The fair value of demand deposits, NOW accounts, money market accounts and savings deposits is the carrying amount at the reporting date. The fair value of certificates of deposit is estimated by discounting the future cash flows using a constructed rate consisting of two factors: (1) a risk-free rate and (2) an operating expense component. This rate should approximate current market rates for deposits of similar maturities at the reporting date. The carrying value of deposits is approximately $332,701,000 and $303,573,000 and the estimated net fair value of deposits is $327,600,000 and $304,389,000 at December 31, 1994 and 1993.

        Short-term and other borrowings - The net book value of these financial instruments approximates fair value due to the short term nature of these items or their applicable interest rates and repayment terms.

        Commitments to extend credit - As disclosed in note 13, the Bank has certain commitments to extend credit at December 31, 1994. These commitments include different types of borrowers, collateral requirements, maturity dates, interest rates and repricing schedules. Due to the effort and difficulty in implementing a valuation model to estimate the fair value of these commitments, the Bank does not consider the disclosure to be practicable for these items. However, due to the pricing, terms and conditions for the outstanding commitments to extend credit, in the opinion of management, the estimated fair value of commitments to extend credit is not materially different from the stated amounts as disclosed in note 13.

                     FIRST M & F CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


Note 16:  Summarized Financial Information of First M & F Corporation

  Summarized financial information of First M & F Corporation (parent company only) is as follow:

                            STATEMENTS OF CONDITION

                 Assets                                                          1994                 1993
                 ------                                                          ----                 ----
      Cash                                                                  $    154,222         $    613,231
      Investment in subsidiary                                                31,805,210           30,570,152
      Other investments                                                           22,500               22,500
      Land and building                                                           76,395               79,314
                                                                              ----------           ----------

                                                                            $ 32,058,327         $ 31,285,197
                                                                              ==========           ==========

      Liabilities and Stockholders' Equity
      ------------------------------------

      Short-term borrowings                                                 $    932,947         $  2,077,590
      Note payable to bank                                                       502,000                2,000
      Other liabilities                                                          108,411              119,046
      Stockholders' equity                                                    30,514,969           29,086,561
                                                                              ----------           ----------

                                                                            $ 32,058,327         $ 31,285,197
                                                                              ==========           ==========


                              STATEMENTS OF INCOME

                                                             1994             1993           1992
                                                             ----             ----           ----
      Income:
        Dividends received from
          subsidiary                                     $ 1,600,000        $ 1,600,000   $ 1,300,000
        Equity in undistributed
          earnings of subsidiary, net
          of amortization                                  2,714,139          2,217,789     2,314,924
        Other income                                          13,410             31,173       854,768
                                                           ---------          ---------     ---------
                Total income                               4,327,549          3,848,962     4,469,692
                                                           ---------          ---------     ---------

      Expenses:
        Interest                                             116,743            114,201       146,943
        Other expenses                                         8,578             23,299       148,255
                                                           ---------          ---------     ---------
                Total expenses                               125,321            137,500       295,198
                                                           ---------          ---------     ---------

                Income before
                  income taxes                             4,202,228          3,711,462     4,174,494

      Income tax benefit                                      40,711             41,000       785,400
                                                           ---------          ---------     ---------

                Net income                               $ 4,242,939        $ 3,752,462   $ 4,959,894
                                                           =========          =========     =========


                                                                     (Continued)

                     FIRST M & F CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


Note 16:  (Continued)

                            STATEMENTS OF CASH FLOWS

                                                               1994            1993          1992
                                                               ----            ----          ----
Cash flows from operating
  activities:
  Net income                                              $ 4,242,939      $  3,752,462  $  4,959,894
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
    Equity in undistributed
    earnings of subsidiary                                 (2,714,139)       (2,217,789)   (2,314,924)
    Other, net                                                 (7,716)         (220,693)     (241,582)
                                                            ---------         ---------     ---------
          Net cash provided by
            operating activities                            1,521,084         1,313,980     2,403,388
                                                            ---------         ---------     ---------

Cash flows from investing activities -
        (increase) decrease in investments                          -         1,003,000    (1,000,000)
                                                            ---------         ---------     ---------

Cash flows from financing
  activities:
  Increase (decrease) in:
    Short-term borrowings                                  (1,144,643)         (998,480)      421,821
    Note payable to bank                                      500,000                 -             -
  Redemptions of debentures                                         -                 -      (183,630)
  Treasury stock transactions                                       -            25,930        (3,138)
  Cash dividends                                           (1,335,450)       (1,335,560)   (1,155,024)
                                                            ---------         ---------     ---------
          Net cash used in financing
            activities                                     (1,980,093)       (2,308,110)     (919,971)
                                                            ---------         ---------     ---------

          Net increase in cash                               (459,009)            8,870       483,417

Cash at January 1                                             613,231           604,361       120,944
                                                            ---------         ---------     ---------

Cash at December 31                                       $   154,222       $   613,231   $   604,361
                                                            =========         =========     =========

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                   PART III

ITEM 10 - DIRECTORS AND OFFICERS

The following table provides certain information concerning directors and executive officers of the Company as of January 1, 1995:

                                Position Held in Company                   Term as
                                  Principal Occupation                     Director
   Name and Age                  During Last Five Years                    Expires
   ------------                 ------------------------                   --------
Fred A. Bell, Jr., 53        Director since 1981;                           1997
                             Manager, Mississippi
                             Materials Corp.
                             (concrete and building
                             materials manufacturer/
                             distributor)

Charles T. England, 58       Director since 1980;                           1997
                             Supervisor of Finance Company
                             subsidiaries of Bank
                             beginning in 1995; Registered
                             Representative Security Financial
                             Network in 1994; Farmer; Formerly
                             Chancery Clerk, Attala County


Toxey Hall, III, 55          Director since 1984;                           1997
                             President, Thomas-Walker-Lacy, Inc.
                             (retail discount store)

*Robert Y. Hammond, 71       Director since 1979;                           1995
                             Member, Audit Committee;
                             Retired; formerly President of Bank

Joe Ivey, 36                 Director since 1994; Chairman and              1997
                             CEO, Ivey Mechanical (plumbing
                             and electrical contractors)

J. Marlin Ivey, 58           Director since 1979; Member, Audit             1997
                             Committee;
                             President, Ivey National Corp.
                             (holding company for various
                             businesses, including an antique
                             store and rental properties)

R. Dale McBride, 55          Director since 1979;                           1996
                             President of the Durant Branch of
                             the Bank

                                Position Held in Company                   Term as
                                  Principal Occupation                     Director
   Name and Age                  During Last Five Years                    Expires
   ------------                 ------------------------                   --------
*Susan P. McCaffery, 55      Director since 1987;                           1997
                             Professor, Wood Junior College

Dr. William M. Myers, 66     Director since 1979;                           1995
                             Dentist

Otho E. Pettit, Jr., 45      Director since 1993;                           1996
                             Attorney

*Hugh S. Potts, Jr., 49      Director since 1979;                           1996
                             Chairman and CEO since 1994,
                             Vice-President 1979-1983,
                             Vice-Chairman of the Bank through
                             1993

*Charles W. Ritter, Jr., 61  Director since 1979;                           1996
                             Chairman, Audit Committee;
                             President, The Attala Company
                             (feed manufacturing company)

*W. C. Shoemaker, 62         Director since 1979;                           1995
                             Consultant, IMC Webb Graphics
                             (printing company)

*Scott M. Wiggers, 49        Director since 1983;                           1995
                             President since 1988; Treasurer
                             since 1979; President of the Bank

Edward G. Woodard, 39        Director since 1989;                           1997
                             Member, Audit Committee;
                             President, K. M. Distributing, Inc.
                             (wholesaler of chainsaws, lawn and
                             garden products)


*Member of the Executive
  Committee of the Bank

Hugh S. Potts, Jr. and Susan P. McCaffery are brother and sister. J. Marlin Ivey is the father of Joe Ivey.

ITEM 11-EXECUTIVE COMPENSATION

The following tables shows the cash compensation for 1994, 1993 and 1992 for the chief executive officer of the Company and all executive officers of the Company and the Bank) whose cash compensation exceeded $100,000.



                                             Annual Compensation
     --------------------------------------------------------------------------------------
                                                                  Other            All
           Name and                                               Annual          Other
      Principal Position       Year      Salary       Bonus    Compensation    Compensation
     --------------------------------------------------------------------------------------
      Hugh S. Potts, Jr.       1994    $ 149,643    $ 15,000    $ 1,358 (1)      $     -
        Chairman of the     ---------------------------------------------------------------
        Board and CEO          1993      141,173       9,750      1,330 (1)            -
        since 4/15/94;      ---------------------------------------------------------------
        Vice Chairman          1992      130,167      12,903      1,136 (1)            -
        until 4/15/94
     --------------------------------------------------------------------------------------
      Scott M. Wiggers         1994      109,823      10,000      1,453 (1)            -
                            ---------------------------------------------------------------
        President              1993      101,686      12,000        636 (1)            -
                            ---------------------------------------------------------------
                               1992       93,503       9,274        759 (1)            -
     --------------------------------------------------------------------------------------
      Hugh S. Potts, Sr.       1994      108,100       3,270      2,481 (1)            -
        Chairman of the                                           6,198 (2)
        Board and CEO       ---------------------------------------------------------------
        through 4/14/94;       1993      148,171      11,000      2,482 (1)            -
        Consultant to       ---------------------------------------------------------------
        Bank since 4/14/94     1992      136,610      13,413      2,472 (1)            -
     --------------------------------------------------------------------------------------

(1)  Cost of excess life insurance
(2)  Automobile allowance

Hugh S. Potts, Sr. retired as Chairman of the Board and Chief Executive Officer of the Company effective April 15, 1994. Mr. Potts' son, Hugh S. Potts, Jr., currently serves as the Company's Chief Executive Officer and Chairman of the Company's Board of Directors.

Included in the salary disclosure for Hugh S. Potts, Sr., for the year 1994 is $75,000 which was paid to him in his capacity as a consultant to the Bank. There is no written agreement covering the terms of this consulting arrangement and there are no current plans to reduce the agreement to writing. Hugh S. Potts, Sr. served as Chairman of the Board of Directors and Chief Executive Officer of the Bank for approximately 24 years, during which time he developed numerous business relationships on behalf of the Bank and gained knowledge in the day-to-day management and operations of the Bank. Pursuant to the terms of the Mr. Potts' consulting agreement with the Bank, he is regularly (almost daily) at the Bank where he advises management on a variety of topics, including business development. With his years of experience in bank management, Mr. Potts acts as an adviser on how to solve the various problems and issues that arise in the Bank's operations, including customer relations, personnel matters, strategic planning, and regulatory concerns. The Bank anticipates that this consulting agreement with Mr. Potts will continue as long as Mr. Potts is physically able to be present at the Bank and contribute his experience and knowledge.

Pension Plan

The following table indicates the estimated annual benefits payable to persons in specified classifications upon retirement at age 65.


        Average Annual
         Compensation                      Credited Years of Service
        --------------                     -------------------------
                            15           20           25           30           35
                            --           --           --           --           --
        $  25,000       $  3,000     $  4,000     $  5,000     $  6,000     $  7,000
           50,000          6,000        8,000       10,000       12,000       14,000
           75,000          9,000       12,000       15,000       18,000       21,000
          100,000         12,000       16,000       20,000       24,000       28,000
          160,000         19,200       25,600       32,000       38,400       44,800
          =======         ======       ======       ======       ======       ======



Credited years of service for the individuals named in the Summary Compensation Table above are anticipated to be as follows: Hugh S. Potts, Sr. - 58 years; Hugh S. Potts, Jr. - 37 years; Scott M. Wiggers - 34 years.

A participant in the Company's Pension Plan whose service is terminated on or after the date on which he attains his normal retirement age and on or before his normal retirement date is eligible to retire and receive a normal retirement benefit. The amount of the normal benefit under the Plan is equal to 1/12 of the sum of the amounts described below in (1) and (2) multiplied by
(3) where:

(1) = eight-tenths of one percent (0.8%) of the participant's average earnings;

(2) = twenty-five hundredths percent (0.25%) of the participant's average earnings in excess of Twenty-Four Thousand and no/100 dollars ($24,000.00); and

(3)   =  the participant's benefit service as of his normal retirement date.

If a participant's annual benefit commences before the participant's social security retirement age, but on or after age 62, the amount of the benefit is reduced. If the annual benefit of a participant commences prior to age 62, the amount of the benefit shall be the actuarial equivalent of an annual benefit beginning at age 62 reduced for each month by which benefits commence before the month in which the participant attains age 62. If the annual benefit of a participant commences after the participant's social security retirement age, the benefit amount is adjusted so that it is the actuarial equivalent of an annual benefit beginning at the participant's social security retirement age.

Director Compensation

Directors receive compensation in the amount of $570 per Board meeting attended payable at the end of the year, plus an additional $20 for each committee meeting attended.

Item 12 - EQUITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS

Management of the Company knows of no person who owns of record or beneficially, directly or indirectly, more than 5% of the outstanding common stock of the Company except as set forth below:


   Name and Address          Amount and Nature of Beneficial      Percent of
  of Beneficial Owner           Ownership of Common Stock           Class
- ------------------------------------------------------------------------------
  Hugh S. Potts, Sr.                  75,349 shares                   5.6%
  325 East Jefferson
  Kosciusko, MS 39090
- ------------------------------------------------------------------------------
  Hugh S. Potts, Jr.                 152,790 shares (1)              11.40%
  1104 Walnut Grove Rd.
  Kosciusko, MS 39090
- ------------------------------------------------------------------------------
  Charles W. Ritter, Jr.              71,000 shares (2)               5.3%
  Woodbrier Subdivision
  Kosciusko, MS 39090



(1) Mr. Potts shares voting and investment power with respect to 19,000 of these shares, which are held in two trusts.

(2) Mr. Ritter shares investment power with respect to 35,000 of these shares with his wife and two children.

The following table shows the number and percentage of shares of the Company's common stock beneficially owned by each director and by all directors and executive officers as a group, as of December 31, 1994. Except as otherwise indicated, each director has sole voting and investment power with respect to the shares shown on the table.

 Name and Address          Amount and Nature of Beneficial      Percent of
of Beneficial Owner           Ownership of Common Stock           Class
- -------------------        -------------------------------      ----------
Fred A. Bell, Jr.                   5,256 shares                   0.39%
603 Hickory Hill Dr.
P. O. Box 694
Kosciusko, MS 39090

Charles T. England                  6,776 shares (1)                0.5%
608 Smythe Street
P. O. Box 414
Kosciusko, MS 39090

Toxey Hall, III                       960 shares                    .07%
1498 Sunset Dr.
Canton, MS 39046

Robert Y. Hammond                  35,000 shares (3)                2.6%
200 Cedar Lane
Kosciusko, MS 39090


 Name and Address          Amount and Nature of Beneficial      Percent of
of Beneficial Owner           Ownership of Common Stock           Class
- -------------------        -------------------------------      ----------

J. Marlin Ivey (4)                  15,600 shares (5)              1.2%
309 East Jefferson St.
P. O. Box 610
Kosciusko, MS 39090

Joseph M. Ivey (4)                     831 shares                  .06%
211 S. Madison
P. O. Box 610
Kosciusko, MS 39090

R. Dale McBride                      8,217 shares (6)             0.61%
Route 1, Box 179
Durant, MS 39063

Susan P. McCaffery (7)              55,398 shares (8)              4.1%
327 East Jefferson St.
Kosciusko, MS 39090

William M. Myers, DDS               10,100 shares (9)             0.75%
308 East Jefferson St.
Kosciusko, MS 39090

Otho E. Pettit, Jr.                  4,000 shares (10)            0.29%
212 Oakland
Kosciusko, MS 39090

Hugh S. Potts, Jr. (7)             152,790 shares (11)            11.4%
1104 Walnut Grove Road
Kosciusko, MS 39090

Charles W. Ritter, Jr.              71,000 shares (12)             5.3%
Woodbrier Subdivision
P. O. Box 538
Kosciusko, MS 39090

W. C. Shoemaker                     16,030 shares                  1.2%
P. O. Box 550
Kosciusko, MS 39090

Scott M. Wiggers                     5,746 shares (13)            0.43%
1207 East South St.
Kosciusko, MS 39090

Edward G. Woodard                    2,600 shares (2)             0.19%
P. O. Box 488
Kosciusko, MS 39090

3 Named Executive Officers
  (including Executive Officers
  of the Bank) and Directors
  as a Group                       420,640 shares                 31.5%
                                   =======                        ====

 (1) Mr. England shares voting and investment power with respect to these shares with his wife.

 (2) Mr. Woodard shares voting and investment power with respect to 400 of these shares with his wife.

 (3) Mr. Hammond shares voting and investment power with respect to 6,408 of these shares with his wife.

 (4)  Director J. Marlin Ivey is the father of director Joseph M. Ivey.

 (5) Of these shares, 6,000 are registered in the name of Ivey National Corp., of which Mr. Ivey is the President.

 (6) Mr. McBride shares voting and investment power with respect to 4,900 of these shares with his wife and children.

 (7) Mrs. McCaffery and Hugh S. Potts,Jr. are brother and sister. Their father is the Company's former Chief Executive Officer and Chairman of the Board Hugh S. Potts, Sr.

 (8) Mrs. McCaffery shares voting and investment power with respect to 6,544 of these shares with her husband and children.

 (9) Dr. Myers shares voting and investment power with respect to 8,000 of these shares with his children.

(10)  Of these shares, 1,000 are registered in the name of Mr. Pettit's wife.

(11) Mr. Potts shares voting and investment power with respect to 19,000 of these shares, which are held in two trusts.

(12) Mr. Ritter shares investment power with respect to 35,000 of these shares with his wife and two children.

(13) Mr. Wiggers shares voting and investment power with respect to 530 of these shares with his wife.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As discussed in the notes to the consolidated financial statements, through the Bank, the Company makes loans to its directors and executive officers and their associates. All such loans were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal risk of collectibility or present other unfavorable features.

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

Report of Independent Certified Public Accountants

A(1) Financial Statements:

        First M & F Corporation and Subsidiary
          Consolidated Statements of Condition - December 31, 1994 and 1993 Consolidated Statements of Income - Years Ended December 31, 1994,
            1993 and 1992
          Consolidated Statements of Stockholders' Equity - Years Ended
            December 31, 1994, 1993 and 1992
          Consolidated Statements of Cash Flows - Years Ended December 31, 1994,
            1993, and 1992
          Notes to Consolidated Financial Statements

A(2) Schedules:

        All Schedules are omitted since the required information is either not applicable, not deemed material or is shown in the respective financial statements or in the notes thereto.

A(3) Exhibits:

        3(A) - Articles of incorporation of the Corporation, as amended (*)

        3(B) - Bylaws of the Corporation (*)

        4    - Instruments defining the rights of security holders including indentures:
                   First M & F Corporation has various instruments outstanding which define the rights of security holders and agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

       10    - Material contracts:
                 Documents relating to lines of credit(*)

       11    - Statement regarding computation of per share earnings.
                 Computation can be readily determined from the consolidated financial statements, including note 1.

       13(A) - Annual report to security holders;
                 submitted as supplemental material.

       22    - Subsidiaries of the registrant (*)

       27    - Financial Data Schedule

(B)  Reports on For 8-K:
       Not applicable.

       (*) These documents were filed as Exhibits 3(a), 3(b), 10 and 22, respectively, on Form S-1 (File No. 33-08751) filed with the Commission on September 15, 1986, and are hereby specifically incorporated by reference herein.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d), the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           FIRST M & F CORPORATION



                           By: /s/ HUGH S. POTTS, JR.
                               -------------------------------
                               Hugh S. Potts, Jr., Chairman of
                               the Board and Chief Executive
                               Officer

                           Date: April 12, 1995


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacities and on the dates indicated.

         Name                           Title                      Date
         ----                           -----                      ----

/s/ HUGH S. POTTS, JR.            Chairman of the Board     April 12, 1995
- -----------------------------     and Director (Principal
Hugh S. Potts, Jr.                Executive Officer


/s/ SCOTT M. WIGGERS              President, Treasurer and  April 12, 1995
- -----------------------------     Director (Principal
Scott M. Wiggers                  Financial and Accounting
                                  Officer)

/s/ FRED A. BELL, JR.             Director                  April 12, 1995
- -----------------------------
Fred A. Bell, Jr.

/s/ CHARLES T. ENGLAND            Director                  April 12, 1995
- -----------------------------
Charles T. England

/s/ TOXEY HALL, III               Director                  April 12, 1995
- -----------------------------
Toxey Hall, III

/s/ ROBERT Y. HAMMOND             Director                  April 12, 1995
- -----------------------------
Robert Y. Hammond

/s/ JOE IVEY                      Director                  April 12, 1995
- -----------------------------
Joe Ivey

/s/ J. MARLIN IVEY                Director                  April 12, 1995
- -----------------------------
J. Marlin Ivey

/s/ R. DALE McBRIDE               Director                  April 12, 1995
- -----------------------------
R. Dale McBride


/s/ SUSAN P. McCAFFERY            Director                  April 12, 1995
- -----------------------------
Susan P. McCaffery



         Name                      Title                          Date
         ----                      -----                          ----
/s/ DR. WILLIAM M. MYERS          Director                  April 12, 1995
- -----------------------------
Dr. William M. Myers

/s/ OTHO E. PETTIT, JR.           Director                  April 12, 1995
- -----------------------------
Otho E. Pettit, Jr.

/s/ CHARLES W. RITTER, JR.        Director                  April 12, 1995
- -----------------------------
Charles W. Ritter, Jr.

/s/ W. C. SHOEMAKER               Director                  April 12, 1995
- -----------------------------
W. C. Shoemaker

/s/ EDWARD G. WOODARD             Director                  April 12, 1995
- -----------------------------
Edward G. Woodard



                              INDEX TO EXHIBITS


     Exhibit
       No.                       Description
     -------                     -----------
        3(A) - Articles of incorporation of the Corporation, as amended (*)

        3(B) - Bylaws of the Corporation (*)

        4    - Instruments defining the rights of security holders including indentures:
                   First M & F Corporation has various instruments outstanding which define the rights of security holders and agrees
                     to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

       10    - Material contracts:
                 Documents relating to lines of credit(*)

       11    - Statement regarding computation of per share earnings.
                 Computation can be readily determined from the consolidated financial statements, including note 1.

       13(A) - Annual report to security holders;
                 submitted as supplemental material.

       22    - Subsidiaries of the registrant (*)

       27    - Financial Data Schedule


(B)  Reports on For 8-K:
       Not applicable.

       (*) These documents were filed as Exhibits 3(a), 3(b), 10 and 22, respectively, on Form S-1 (File No. 33-08751) filed with the Commission on September 15, 1986, and are hereby specifically incorporated by reference herein.