Form 10-Q
period 1995-03-31
FIRST M&F CORP/MS
filed 1995-05-15
CIK 320387

                      SECURITIES  AND EXCHANGE COMMISSION

                            Washington, D. C.  20459

                                   FORM 10-Q


               Quarterly Report Under Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934
                      For the quarter ended March 31, 1995
                         Commission File Number 0-9424

                             FIRST M&F CORPORATION
                             ---------------------

             (Exact name of registrant as specified in its charter)

           Mississippi                                        64-0636653
           -----------                                        ----------
   (State or other jurisdiction of                         (I.R.S.  Employer
   incorporation of organization)                         Identification  no.)


221 East Washington Street, Kosciusko, Mississippi               39090
- --------------------------------------------------               -----
   (Address of principal executive offices)                    (Zip code)

                  Registrant's telephone number:(601) 289-5121
                                   No change

          ---------------------------------------------------------
              Former name, former address and former fiscal year,
                          if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (0r for shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes    X                           No
                                      ---                             ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                                 Outstanding at April 26, 1995
          -----                                 -----------------------------
Common stock ($5.00 par value)                         1,335,450 shares

                                     INDEX

                      FIRST M&F CORPORATION AND SUBSIDIARY


PART   I.  FINANCIAL INFORMATION                                           Page
Item 1.    Financial Statements (unaudited)

Condensed consolidated statements of condition
           March 31, 1995 and December 31, 1994                                  3

Condensed consolidated statements of income - Three months ended
           March 31, 1995 and 1994                                               4

Condensed consolidated statement of stockholder's equity - Three months
           ended March 31, 1995 and 1994                                         5

Condensed consolidated statements of cash flows - Three months ended
           March 31, 1995 and 1994                                               6

Item 2.    Managements' Discussion and Analysis of Financial Condition
           and Results of Operations                                             7

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                    12

Item 2.    Changes in Securities                                                12

Item 3.    Defaults upon Senior Securities                                      12

Item 4.    Submission of Matters to a Vote of Security Holders                  12

Item 5.    Other Information                                                    12

Item 6.    Exhibits and Reports on Form 8-K                                  12-18

SIGNATURE                                                                       19

 PART I. FINANCIAL INFORMATION
 FIRST M&F CORPORATION AND SUBSIDIARY

 CONDENSED CONSOLIDATED STATEMENTS OF CONDITION        (Unaudited)

ASSETS                                                        March 31, 1995      December 31 ,1994
                                                              -------------------------------------
Cash and due from banks                                         $21,400,873          $15,077,808
Interest bearing bank balances                                    3,349,226              406,234
Investment securities, market value of
  $66,824,000 And $63,857,000                                    68,926,709           67,369,016
Securities available for sale                                    63,040,349           65,643,738

Federal funds sold                                               15,150,000                    0
Loans                                                           270,335,619          266,045,862
 Unearned discount                                             (11,900,550)         (11,664,079)
 Reserve for possible loan losses                               (3,396,710)          (3,200,000)
                                                              -----------------------------------
       Net loans                                                255,038,359          251,181,783
Bank premises and equipment                                       6,923,366            6,569,984
Accrued interest receivable                                       3,371,831            3,602,636
Other assets                                                      5,879,084            6,061,681
                                                              -----------------------------------
                                                               $443,079,797         $415,912,880

=================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Non interest bearing                                           $49,198,219          $48,301,348
 Interest bearing                                               307,386,087          284,399,940
                                                              -----------------------------------
       Total deposits                                           356,584,306          332,701,288
                                                              -----------------------------------
Securities sold under agreements to
 repurchase and other short-term borrowings                      45,865,495           44,822,025
Long term debt                                                    5,261,898            5,231,695

Accrued interest payable                                          1,562,576            1,427,416
Other liabilities                                                 1,525,729            1,215,487
                                                              -----------------------------------
       Total liabilities                                        410,800,004          385,397,911
=================================================================================================
Stockholders' equity
 Common stock of $5.00 par value. 5,000,000 shares
  authorized, 1,337,328 shares issued and outstanding             6,686,640            6,686,640
Additional paid-in capital                                        8,493,316            8,493,316
Retained earnings                                                17,885,152           16,862,922

Market valuation for securities available for sale,
 net of income taxes                                              (736,487)          (1,479,081)
                                                              -----------------------------------
                                                                 32,328,621           30,563,797
 Less treasury  shares, 1,878 shares, at  cost for 1995
  and 1994                                                         (48,828)             (48,828)
                                                              -----------------------------------
      Net stockholders' equity                                   32,279,793           30,514,969
=================================================================================================
                                                               $443,079,797         $415,912,880
=================================================================================================

Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

  The accompanying notes are an integral part of these financial statements.

 PART I. FINANCIAL INFORMATION

 FIRST M&F CORPORATION AND SUBSIDIARY
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME           (Unaudited)


                                                                    Three Months Ended
                                                              ----------------------------------
                                                              March 31, 1995      March 31, 1994
                                                              ----------------------------------
Interest income:
 Interest and fees on loans                                      $5,995,194          $4,392,030

 Interest on interest bearing bank balances                          31,755              19,929
 Taxable income on investment securities                          1,387,035           1,471,163
 Tax-exempt income on investment securities                         509,078             383,291
 Interest on Federal funds sold                                     117,083              50,688
                                                                --------------------------------
       Total interest income                                      8,040,145           6,317,101
                                                                --------------------------------
Interest expense:
 Interest on deposits                                             2,976,418           2,144,690
 Interest on securities sold under agreements
   to repurchase and other short-term borrowings                    643,683             308,716

 Interest on long term debt                                          57,194              48,301
                                                                --------------------------------
       Total interest expense                                     3,677,295           2,501,707
                                                                --------------------------------
       Net interest income                                        4,362,850           3,815,394

Provision for possible loan losses                                  324,298             285,303
                                                                --------------------------------
       Net interest income after
         provision for possible loan losses                       4,038,552           3,530,091
Other operating income:
 Service charges on deposits                                        715,246             572,111

 Credit insurance income                                            122,264             100,449
 Gains on sales of investment securities                              3,000                 905
 Other income                                                       330,953              87,395
                                                                --------------------------------
       Total other operating income                               1,171,463             760,860
                                                                --------------------------------

Other operating expenses:
 Salaries and employee benefits                                   1,510,637           1,369,225
 Net occupancy expense                                              202,152             220,471
 Equipment and data processing expenses                             451,507             436,958
 Regulatory insurance and fees                                      204,618             190,559

 Other expenses                                                     957,716             810,336
                                                                --------------------------------
       Total other operating expenses                             3,326,630           3,027,549
                                                                --------------------------------
       Income before income taxes                                 1,883,385           1,263,402
Income taxes                                                        527,251             301,119
                                                                --------------------------------
================================================================================================
        Net income                                               $1,356,134            $962,283
================================================================================================
================================================================================================
 Earnings per share                                                   $1.02               $0.72
================================================================================================

Note: The accompanying notes are an integral part of these financial statements.

FIRST M&F CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)



                                         ADDITIONAL                               MARKET VALUE
                               COMMON      PAID-IN      RETAINED     TREASURY     ADJUSTMENTS
                               STOCK       CAPITAL      EARNINGS       STOCK     ON SECURITIES      TOTAL
                              -------------------------------------------------------------------------------
January 1, 1994               6,686,640     8,485,804   13,955,433      (41,316)              0    29,086,561
Net income                                                 962,283                                    962,283
Cash dividends paid,
  $0.25 per share                                        (333,862)                                  (333,862)
Purchase 2,804 shares of
  treasury stock                                                        (71,502)                     (71,502)
Sell 2,804 shares of
  treasury stock                                6,573                     64,929                       71,502
Market valuation of
  available for sale                                                                     42,268        42,268
securities

                              ---------     ---------   ----------     ---------    -----------    ----------
March 31, 1994                6,686,640     8,492,377   14,583,854      (47,889)         42,268    29,757,250
=============================================================================================================
January 1, 1995               6,686,640     8,493,316   16,862,922      (48,828)    (1,479,081)    30,514,969

Net income                                               1,356,134                                  1,356,134
Cash dividends paid,
  $0.25 per share                                        (333,904)                                  (333,904)
Net change in Valuation
  Allowance for securities
   available for sale                                                                   742,594       742,594
                              ---------     ---------   ----------     ---------    -----------    ----------
March 31, 1995                6,686,640     8,493,316   17,885,152      (48,828)      (736,487)    32,279,793
=============================================================================================================




Note: The accompanying notes are an integral part of these financial statements.

 PART I. FINANCIAL INFORMATION
 FIRST M&F CORPORATION AND SUBSIDIARY

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS      (Unaudited)

                                                                       Three Ended Months
                                                                            March 31,
                                                               --------------------------------
Cash Flows From Operating Activities:                               1995                1994
                                                               --------------------------------
Net income                                                      $1,356,034             $962,283

Adjustments to reconcile net income to cash
  provided by operating activities:
     Depreciation and amortization                                 295,752              338,942
     Provisions for possible loan losses                           324,298              285,303
     Increase in interest receivable                               230,805             (329,190)

     Net increase (decrease) in interest payable                   135,160               30,970
     Other, net                                                     66,489              179,847
                                                               --------------------------------
            Net cash provided by operating activities            2,408,538            1,468,155
                                                               --------------------------------

Cash flows from investing activities:
     Net decrease in interest bearing bank balances             (2,942,992)             (24,804)
     Purchases of investment securities                         (2,145,247)         (15,685,992)
     Sales and maturities of investment securities                 587,554               89,951
     Purchases of securities available for sale                 (2,145,248)          (8,224,292)

     Sales and  maturities of securities available for           5,917,681           12,988,546
     sale
     Net (increase) decrease in Federal Funds sold             (15,150,000)           8,300,000
     Net increase in loans                                      (4,180,874)          (7,043,126)
     Net increase in bank premises and equipment                  (649,134)            (514,978)
     Other, net                                                                          16,126
                                                               ================================
              Net cash used in investing activities            (20,708,260)         (10,098,569)
                                                               ================================

Cash flows from financing activities:
      Net increase deposits                                     23,883,018            9,954,518
      Net increase (decrease) in securities sold under
       agreements to repurchase and other short-term
       borrowings                                                1,043,470             (453,571)

      Net increase (decrease) in long term debt                     30,203              (31,826)
      Cash dividends                                              (333,904)            (333,862)
      Treasury stock sales, net                                          0                    0
                                                               --------------------------------
               Net cash provided by financing
                activities                                      24,622,787            9,135,259
                                                               --------------------------------


              Net increase in cash and due from banks            6,323,065              504,845

Cash and due from banks at January 1                            15,077,808           15,203,929
                                                               --------------------------------
===============================================================================================
 Cash and due from banks at March 31                           $21,400,873         $ 15,708,774
===============================================================================================

Note: The accompanying notes are an integral part of these financial statements.

FIRST M&F CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT (UNAUDITED)
March 31, 1995

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements of First M&F Corporation include the financial statements of Merchants & Farmers Bank, a wholly owned subsidiary, and it's wholly owned subsidiaries, First M&F Insurance Co., State Financial Services, Family Budget Service, M&F Financial Service and M&F Bank Securities Corporation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

NOTE 2:  COMMON STOCK

On February 10, 1995, the Company issued a prospectus to shareholders of record as of January 31, 1995, whereby, on a prorata basis, 135,000 shares of the Company's common stock ($5.00 par value) were offered at a price of $26 per share. The offering terminates on May 10, 1995. Proceeds to the company is expected to approximate $3,480,000, net of an estimated $30,000 of expense associated with the offering. The shares are offered by the company and not by
means of underwriters.   At April 26, 1995, all common stock was subscribed and
the offering was to be closed as expected on May 10, 1995.

FIRST M&F CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT (UNAUDITED)
March 31, 1995     (continued)


The following table sets forth the Capitalization of the company at March 31, 1995, as adjusted to reflect the sale of the shares of common stock and the application of the net proceeds.

                                                                        March 31, 1995
                                                               ---------------------------------
                                                                 Actual            As Adjusted
                                                               ---------------------------------
Stockholders' equity:
       Common stock, $5.00 par  value, 5,000,000 shares
           authorized 1,337,328  (1,472,328, as
           adjusted)  shares issued and outstanding              $6,686,640           $7,361,640
        Capital surplus                                           8,493,316           11,298,316
        Retained earnings                                        17,885,152           17,885,152
        Treasury Stock (1,878 shares)                               (48,828)             (48,828)
                                                               ---------------------------------
                                                                $33,016,280          $36,496,280
         Less Market Valuation for securities
              availiable for sale
              net of income taxes                                 (736,487)            (651,459)
================================================================================================
                   Net Stockholders' Equity                     $32,279,793         $35,844,821
================================================================================================
================================================================================================
 Tangible leverage (%)                                                7.33%               8.11%
================================================================================================

PART I.  FIRST M&F CORPORATION AND SUBSIDIARY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

Net income for the three months ended March 31, 1995 was $ 1,356,134, a 40.9% increase over the same period in 1994. The following is a summary of the net change in several broad categories of income and expense.

                                            1995           1994         $ Change     % Change
                                            ----           ----         ---------    --------
Net interest income                   $   4,362,850    $ 3,815,394      $ 547,456       14.3%
Provision for loan loss                     324,298        285,303         38,995       13.7%
Other operating income                    1,171,463        760,860        424,285       55.7%
Other operating expense                   3,326,630      3,027,549        299,081        9.8%

Net income before tax                     1,883,385      1,263,402        620,081       49.0%

Net interest income continues to reflect positive loan growth and our increased levels of investment income in a static short-term interest rate scenario. Interest expense has not increased proportionally with interest income primarily due to the short duration of the deposits. In late 1994, the Company began to protect itself from the negative impact of possible rising interest rates by promoting longer term deposit accounts, and shortening the duration of investment securities. The provision for loan losses, some 13.7% higher for the same period of 1994 is considered adequate to allow the allowance for doubtful accounts to grow to a level sufficient to provide for the loan growth occurring in 1994-1995.

Other operating income increased dramatically in 1995, primarily as a result of a one-time recovery on a real estate loss in a prior year. Service charges on deposit accounts increased $143,000 during the first quarter over 1994 due to increased volumes. Insurance commission income increased $22,000 over 1994 due to the growth of premiums written.

Other operating expenses increased generally in 1995 as compared to 1994 with no major factor indicating change. Although expenses have stabilized, management continues to emphasis the reduction of noninterest expense of the company.

FIRST M&F CORPORATION AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS    (continued)

                              FINANCIAL CONDITION

At March 31, 1995, loans, net of unearned discount, were $255,038,339, a 1.5% increase over December 31, 1994, and a 24.0% increase over March 31, 1994. Investment securities held to maturity and securities available for sale remain constant as compared to December 31, 1994, however, decreased approximately $9,700,000 over the level at March 31, 1994. This decrease and the increase in deposits funded the loan growth during the period.

The following table shows the changes in earning assets and interest bearing liabilities for March 31, 1995 and 1994, and for December 31, 1994 (in thousands).


Interest bearing bank balances                $       3,349         $          406    $         5,053
Investment securities                               133,039                135,253            141,777
Federal funds sold                                   15,150                      0              3,600
Net loans                                           255,038                251,181            205,621
                                              -------------         --------------    ---------------

    Total earning assets                      $     406,576         $      386,840    $       356,051

Interest bearing deposits                     $     307,386         $      284,399    $       270,014
Short term borrowings                                45,865                 44,822             37,351
Long term debt                                        5,261                  5,231              3,377
                                              -------------         --------------    ---------------

     Total interest bearing liabilities       $     358,512         $      334,452    $       310,742
                                              -------------         --------------    ---------------

     Net earning assets                       $      48,064         $       52,388    $        45,309
                                              -------------         --------------    ---------------

Earning assets/interest bearing
     liabilities                                     113.4%                 115.7%             114.6%
Net loans/earning assets                              62.7%                  64.9%              57.8%
Net earning assets/total assets                        9.2%                   9.3%              11.7%


Item 2. FIRST M&F CORPORATION AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS    (continued)


                                CAPITAL ADEQUACY

As discussed in Note 2 to the condensed consolidated financial statements, as a result of the stock offering to be completed May 10, 1995, capital adequacy will be in excess of 8% (leverage ratio), which will place the Company's capital at or over peer bank levels. The Company, through normal banking relationship's, has superior relationships with its correspondents and also is a member of the Federal Home Loan Bank of Dallas. These relationships provide funding levels should the need arise.

The Company has complied with all risk-based capital ratios as required by its various regulators.

FIRST M&F CORPORATION AND SUBSIDIARY

PART II.                  OTHER INFORMATION

ITEM 1.                   LEGAL PROCEEDINGS

         No new legal proceedings occurred in the first Quarter.

ITEM 2.                   CHANGES IN SECURITIES

         None.

ITEM 3.                   DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.                   SUBMISSION OF MATTERS TO A VOTE
                          OF SECURITY HOLDERS

         None.

ITEM 5.                   OTHER INFORMATION

         None

ITEM 6.                   EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits:

                 Exhibit 11 -     Statement Re computation of per share earnings

                 Exhibit 20 -     Statement Re Proxy Information for
                                  Stockholders' Annual Meeting held March 22,
                                  1995

                 Exhibit 27 -     Financial Data Schedule

EXHIBIT NO.             DESCRIPTION OF EXHIBIT
- -----------             ----------------------
 11 -            Statement Re computation of per share earnings

 20 -            Statement Re Proxy Information for
                 Stockholders' Annual Meeting held March 22, 1995

 27 -            Financial Data Schedule