Form 10-Q
period 1995-06-30
FIRST M&F CORP/MS
filed 1995-08-14
CIK 320387

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20459

                                   FORM 10-Q

                Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                      For the quarter ended June 30, 1995
                         Commission File Number 0-9424

                             FIRST M&F CORPORATION
                             ---------------------
             (Exact name of registrant as specified in its charter)

               Mississippi                                        64-0636653
               -----------                                        ----------
    (State or other jurisdiction of                           (I.R.S. Employer
    incorporation of organization)                           Identification no.)

221 East Washington Street, Kosciusko, Mississippi                  39090
--------------------------------------------------                  -----
 (Address of principal executive offices)                         (Zip code)

                 Registrant's telephone number: (601) 289-5121
                                   No change


              ---------------------------------------------------
              Former name, former address and former fiscal year,
                          if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X      No
                                   ---        ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                        Outstanding at July 31, 1995
             -----                        ----------------------------

Common stock ($5.00 par value)                     1,470,450 shares

                                    INDEX

                      FIRST M&F CORPORATION AND SUBSIDIARY


PART I.    FINANCIAL INFORMATION                                                          Page
Item 1.    Financial Statements (unaudited)

Condensed consolidated statements of condition
           June 30, 1995 and December 31, 1994                                              3

Condensed consolidated statements of income - Three months ended
           June 30, 1995 and 1994, six months ended June 30, 1995 and 1994                  4

Condensed consolidated statement of stockholder's equity - Six months
           ended June 30, 1995 and 1994                                                     5

Condensed consolidated statements of cash flows - Six months ended
           June 30, 1995 and 1994                                                           6

Item 2.    Managements' Discussion and Analysis of Financial Condition
           and Results of Operations                                                      7-10

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                11

Item 2.    Changes in Securities                                                            11

Item 3.    Defaults upon Senior Securities                                                  11

Item 4.    Submission of Matters to a Vote of Security Holders                              11

Item 5.    Other Information                                                                11

Item 6.    Exhibits and Reports on Form 8-K                                              11-12

SIGNATURE                                                                                   13

================================================================================
PART I. FINANCIAL INFORMATION
FIRST M&F CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
================================================================================

ASSETS                                                        June 30,      December 31,
                                                                1995            1994
                                                         ==============================
Cash and due from banks                                      $22,777,459    $15,077,808
Interest bearing bank balances                                 6,561,291        406,234
Investment securities, market value of
  $68,102,965 And $63,857,000                                 68,664,110     67,369,016
Securities available for sale                                 66,469,389     65,643,738
Federal funds sold                                             4,250,000              0
Loans                                                        280,575,625    266,045,862
Unearned discount                                            (13,409,106)   (11,664,079)
Reserve for possible loan losses                              (3,614,702)    (3,200,000)
                                                         ------------------------------
     Net loans                                               263,551,817    251,181,783
Bank premises and equipment                                    6,845,782      6,569,984
Accrued interest receivable                                    3,839,193      3,602,636
Other assets                                                   5,071,084      6,061,681
                                                         ------------------------------
                                                            $450,030,125   $415,912,880
=======================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non interest bearing                                         $53,689,275    $48,301,348
Interest bearing                                             307,049,699    284,399,940
                                                         ------------------------------
     Total deposits                                          360,738,974    332,701,288
                                                         ------------------------------
Securities sold under agreements to
  repurchase and other short-term borrowings                  44,963,742     44,822,025
Long term debt                                                 3,512,302      5,231,695
Accrued interest payable                                       1,869,098      1,427,416
Other liabilities                                              1,667,850      1,215,487
                                                         ------------------------------
     Total liabilities                                       412,751,966    385,397,911
=======================================================================================
Stockholders' equity
Common stock of $5.00 par value. 5,000,000 shares
  authorized, 1,472,328 issued (1995); 1,337,328 (1994)        7,361,640      6,686,640
Additional paid-in capital                                    11,328,316      8,493,316
Retained earnings                                             18,884,507     16,862,922
Market valuation for securities available for sale,
  net of income taxes                                           (247,476)    (1,479,081)
                                                         ------------------------------
                                                              37,326,987     30,563,797
Less treasury shares, 1,878 shares, at cost
  for 1995 and 1994                                              (48,828)       (48,828)
                                                         ------------------------------
     Net stockholders' equity                                 37,278,159     30,514,969
=======================================================================================
                                                            $450,030,125   $415,912,880
=======================================================================================

Note: The balance sheet at December 31,1994 has been derived from the audited financial statements at that date.

   The accompanying notes are an integral part of these financial statements.

================================================================================
PART I. FINANCIAL INFORMATION
FIRST M&F CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
================================================================================

                                                                 Three Months Ended           Six Months Ended
                                                    ==================================================================
                                                            June 30, 1995  June 30, 1994  June 30, 1995  June 30, 1994
                                                    ==================================================================
Interest income:
  Interest and fees on loans                                  $6,435,080     $4,679,920    $12,481,683     $9,071,950
  Interest on interest bearing bank balances                      47,859         25,565         79,614         45,494
  Taxable income on investment securities                      1,509,558      1,504,589      2,896,593      2,975,752
  Tax-exempt income on investment securities                     444,837        435,116        902,506        818,407
  Interest on Federal funds sold                                 158,159         60,993        275,242        111,681
                                                    ------------------------------------------------------------------
      Total interest income                                    8,595,493      6,706,183     16,635,638     13,023,284
                                                    ------------------------------------------------------------------
Interest expense:
  Interest on deposits                                         3,331,204      2,399,330      6,307,622      4,544,020
  Interest on securities sold under agreements
    to repurchase and other short-term borrowings                632,759        288,425      1,276,442        597,141
  Interest on long term debt                                      52,700         48,132        109,894         96,433
                                                    ------------------------------------------------------------------
      Total interest expense                                   4,016,663      2,735,887      7,693,958      5,237,594
                                                    ------------------------------------------------------------------
      Net interest income                                      4,578,830      3,970,296      8,941,680      7,785,690
Provision for possible loan losses                               279,718        240,685        604,016        525,988
                                                    ------------------------------------------------------------------
      Net interest income after
        provision for possible loan losses                     4,299,112      3,729,611      8,337,664      7,259,702
Other operating income:
  Service charges on deposits                                    716,375        651,471      1,431,621      1,223,582
  Credit insurance income                                        168,698        143,756        290,962        244,205
  Gains on sales of investment securities                              0              0          3,000            905
  Gains on sales of available for sale investments                     0          1,962              0          1,962
  Other income                                                   178,371        165,507        509,324        252,902
                                                    ------------------------------------------------------------------
      Total other operating income                             1,063,444        962,696      2,234,907      1,723,556
                                                    ------------------------------------------------------------------
Other operating expenses:
  Salaries and employee benefits                               1,620,821      1,444,518      3,131,458      2,813,743
  Net occupancy expense                                          189,092        200,381        391,244        420,852
  Equipment and data processing expenses                         391,441        394,538        842,948        831,496
  Regulatory insurance and fees                                  208,283        190,656        412,901        381,215
  Other expenses                                               1,191,613      1,094,874      2,149,329      1,905,210
                                                    ------------------------------------------------------------------
      Total other operating expenses                           3,601,250      3,324,967      6,927,880      6,352,516
                                                    ------------------------------------------------------------------
      Income before income taxes                               1,761,306      1,367,340      3,644,691      2,630,742
Income taxes                                                     364,929        330,884        892,180        632,003
======================================================================================================================
  Net income                                                  $1,396,377     $1,036,456     $2,752,511     $1,998,739
======================================================================================================================
Earnings per share                                                 $0.99          $0.78          $2.00          $1.50
======================================================================================================================

Note: The accompanying notes are an integral part of the financial statements.

FIRST M&F CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (UNAUDITED)

                                                      ADDITIONAL                                 MARKET VALUE
                                        COMMON         PAID-IN        RETAINED        TREASURY    ADJUSTMENTS
                                         STOCK         CAPITAL        EARNINGS          STOCK    ON SECURITIES     TOTAL
                                   -----------------------------------------------------------------------------------------
January 1, 1994                         6,686,640      8,485,804     13,955,433        (41,316)             0     29,086,561
Net income                                                            1,998,739                                    1,998,739
Cash dividends paid,
  $0.25 per share                                                      (667,725)                                    (667,725)
Purchase 2,804 shares of
  treasury stock                                                                       (71,502)                      (71,502)
Sell 2,804 shares of
  treasury stock                                           6,573                        64,929                        71,502
Market valuation of
  available for sale securities                                                                      (662,466)      (662,466)
                                        ---------     ----------     ----------        -------     ----------     ----------
June 30, 1994                           6,686,640      8,492,377     15,286,447        (47,889)      (662,466)    29,755,109
============================================================================================================================
January 1, 1995                         6,686,640      8,493,316     16,862,922        (48,828)    (1,479,081)    30,514,969
Net income                                                            2,752,511                                    2,752,511
Sale of 135,000 shares of
  Common Stock                            675,000      2,835,000                                                   3,510,000
Cash dividends paid,
  $0.25 per share                                                      (730,926)                                    (730,926)
Market valuation of
  available for sale securities                                                                     1,231,605      1,231,605
                                        ---------     ----------     ----------        -------     ----------     ----------
June 30, 1995                           7,361,640     11,328,316     18,884,507        (48,828)      (247,476)    37,278,159
============================================================================================================================

Note: The accompanying notes are an integral part of these financial statements.

================================================================================
PART I. FINANCIAL INFORMATION
FIRST M&F CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
================================================================================

                                                                Six Months Ended
                                                         ==============================
Cash Flows From Operating Activities:                           1995            1994
                                                         ==============================
Net income                                                    $2,752,511     $1,998,739
Adjustments to reconcile net income to cash
 provided by operating activities:
  Depreciation and amortization                                  525,457        526,847
  Provisions for possible loan losses                            604,000        525,988
  Increase in interest receivable                               (236,557)      (494,791)
  Net increase (decrease) in accounts payable                    441,682        187,200
  Other, net                                                   1,442,960         20,699
                                                         ------------------------------
      Net cash provided by operating activities                5,530,053      2,764,682
                                                         ------------------------------

Cash flows from investing activities:
  Net decrease in interest bearing bank balances              (6,155,057)        20,887
  Purchases of investment securities                          (2,735,247)   (21,182,210)
  Sales and maturities of investment securities                1,440,153     10,736,864
  Purchases of securities available for sale                  (7,430,248)    (5,039,565)
  Sales and maturities of securities available for sale        5,836,202     10,303,668
  Net (increase) decrease in Federal Funds sold               (4,250,000)    (9,900,000)
  Net increase in loans                                      (12,974,034)   (18,452,390)
  Net increase in bank premises and equipment                   (801,255)      (763,981)
  Net cash received - Acquisition                                             4,740,793
                                                         ------------------------------
      Net cash used in investing activities                  (27,069,486)   (29,535,934)
                                                         ------------------------------
Cash flows from financing activities:
  Net increase deposits                                       28,037,686     24,718,780
  Net increase (decrease) in securities sold under agree-
    ments to repurchase and other short-term borrowings          139,598      3,246,316
  Net increase (decrease) in long term debt                   (1,717,274)       (95,950)
  Proceeds of Sale of Common Stock                             3,510,000
  Cash dividends                                                (730,926)      (666,725)
  Treasury stock sales, net                                            0              0
                                                         ------------------------------
      Net cash provided by financing activities               29,239,084     27,202,421
                                                         ------------------------------

      Net increase in cash and due from banks                  7,699,651        430,169

Cash and due from banks at January 1                          15,077,808     15,203,929
=======================================================================================
Cash and due from banks at March 31                          $22,777,459    $15,634,098
=======================================================================================

Note: The accompanying notes are an integral part of these financial statements.

FIRST M&F CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 1995

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements of First M&F Corporation include the financial statements of Merchants & Farmers Bank, a wholly owned subsidiary, and its wholly owned subsidiaries, First M&F Insurance Co., State Financial Services, Family Budget Service, M&F Financial Service and M&F Bank Securities Corporation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

NOTE 2:  COMMON STOCK

On February 10, 1995, the Company issued a prospectus to shareholders of record as of January 31, 1995, whereby, on a prorata basis, 135,000 shares of the Company's common stock ($5.00 par value) were offered at a price of $26 per share. The offering was terminated on May 10, 1995. Proceeds to the company was $3,510,000 with all shares acquired. Approximately $30,000 was expended by the Company in connection with the legal and accounting fees associated with the offering.

As a result of these additional capital, stockholders' equity increased to approximately 8.10% of total assets, compared to approximately 7.35% previously.

FIRST M&F CORPORATION AND SUBSIDIARY

           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

Net income for the three months ended June 30, 1995 was $1,356,134, a 34.7% increase over the same period in 1994. Net income for the six months ended June 30, 2995 was $2,752,511, a 37.7% increase over the comparable period for 1994. The following is a summary of the net change in several broad categories of income and expense.

                                                             Six Months Ended June 30
                                                             ------------------------
                                                 1995           1994          $ Change       % Change
                                                 ----           ----          --------       --------
Net interest income                         $   8,941,680      7,785,690      1,155,990         14.85%
Provision for loan loss                           604,016        525,988         78,028         14.83%
Other operating income                          2,234,907      1,723,556        511,351         29.68%
Other operating expense                         6,927,880      6,352,516        575,365          9.06%

Net income before tax                           3,644,691      2,630,742      1,013,949         38.55%

Net interest income continues to reflect positive loan growth and increased levels of investment income in a static short-term interest rate scenario. Interest expense has not increased proportionally with interest income primarily due to the short duration of the deposits. In late 1994, the Company began to protect itself from the negative impact of possible rising interest rates by promoting longer term deposit accounts, and shortening the duration of investment securities. The provision for loan losses, some 14.8% higher than the same period of 1994 is considered adequate to allow the allowance for doubtful accounts to grow to a level sufficient to provide for the loan growth occurring in 1994-1995.

Other operating income increased approximately 30.0% in 1995, primarily as a result of a one-time recovery on a real estate loss from a prior year which occurred in the first quarter. Service charges on deposit accounts increased $143,000 during the first quarter over 1994 and $55,000 in the second quarter versus prior year periods due to increased volumes. Insurance commission income increased $22,000 in the first quarter and $25,000 in the second quarter as compared to prior periods of 1994 due to the growth of premiums written.

Other operating expenses increased approximately 9% in 1995 as compared to 1994 with no major factor indicating change. Although expenses have stabilized, management continues to emphasize the reduction of non-interest expense of the company.

FIRST M&F CORPORATION AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS  (continued)

                              FINANCIAL CONDITION

At June 30, 1995, loans, net of unearned discount. were $267,166,519, a 5.0% increase over December 31, 1994, and a 21.7% increase over June 30, 1994. Investment securities held to maturity and securities available for sale remain constant as compared to December 31, 1994, at 1994 levels.

The following table shows the balances of earning assets and interest bearing liabilities for June 30, 1995 and 1994, and for December 31, 1994 (in thousands).

                                                06/30/95      12/31/94        06/30/94
                                              -----------    -----------    -----------

Interest bearing bank balances                $     6,561    $       406    $     5,008
Investment securities                             137,133        135,253        134,839
Federal funds sold                                  4,250              0         21,800
Net loans                                         263,552        251,181        216,548
                                              -----------    -----------    -----------

    Total earning assets                      $   411,496    $   386,840    $   378,195
                                              -----------    -----------    -----------

Interest bearing deposits                     $   307,050    $   284,399    $   287,009
Short term borrowings                              44,964         44,822         41,050
Long term debt                                      3,512          5,231          3,313
                                              -----------    -----------    -----------

    Total interest bearing liabilities        $   355,526    $   334,452    $   331,372
                                              -----------    -----------    -----------

    Net earning assets                        $    55,970    $    52,388    $    46,823
                                              -----------    -----------    -----------

Earning assets/interest bearing
    liabilities                                    115.7%         115.7%         114.1%
Net loans/earning assets                            64.0%          64.9%          57.3%
Net earning assets/total assets                     13.6%           9.3%          11.4%

Item 2. FIRST M&F CORPORATION AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS  (continued)

                                CAPITAL ADEQUACY

As discussed in Note 2 to the condensed consolidated financial statements, as a result of the stock offering completed May 10, 1995, capital adequacy is in excess of 8% (leverage ratio), which places the Company's capital at or over peer bank levels. The Company, through normal banking relationship's, has superior relationships with its correspondents and also is a member of the Federal Home Loan Bank of Dallas. These relationships provide additional funding levels should the need arise.

The Company has complied with all risk-based capital ratios as required by its various regulators.

FIRST M&F CORPORATION AND SUBSIDIARY

PART II.         OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

         No new legal proceedings occurred in the Second Quarter.

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

         None

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              Exhibit 11 - Statement Re computation of per share earnings

FIRST M&F CORPORATION
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              FIRST M&F CORPORATION
                                                   (Registrant)


DATE:  AUGUST 9, 1995                     /s/ Hugh S. Potts, Jr.
                                          --------------------------------------
                                          Hugh S. Potts, Jr.
                                          Chairman and Chief Executive Officer

DATE:  AUGUST 9, 1995                     /s/ Scott M. Wiggers
                                          --------------------------------------
                                          Scott M. Wiggers
                                          President and Chief Accounting Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
11           Computation of Income per Share

27           Financial Data Schedule
