Form 10-Q
period 1995-09-30
FIRST M&F CORP/MS
filed 1995-11-13
CIK 320387

                      SECURITIES  AND EXCHANGE COMMISSION

                            Washington, D. C.  20459

                                   FORM 10-Q


               Quarterly Report Under Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934
                    For the quarter ended September 30, 1995
                         Commission File Number 0-9424

                             FIRST M&F CORPORATION
                             ---------------------

             (Exact name of registrant as specified in its charter)

            Mississippi                                   64-0636653
            -----------                                   -----------
  (State or other jurisdiction of                      (I.R.S.  Employer
  incorporation of organization)                       Identification no.)


  221 East Washington Street, Kosciusko, Mississippi                    39090
  --------------------------------------------------                    -----
       (Address of principal executive offices)                       (Zip code)

                 Registrant's telephone number: (601) 289-5121
                                   No change

        -------------------------------------------------------------
              Former name, former address and former fiscal year,
                          if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   X                           No
                      -----                            -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              Class                           Outstanding at October  31, 1995
              -----                           --------------------------------
   Common stock ($5.00 par value)                       2,940,900 shares

                                     INDEX

                      FIRST M&F CORPORATION AND SUBSIDIARY


PART   I.       FINANCIAL INFORMATION                                   Page

Item 1.         Financial Statements (unaudited)

Condensed consolidated statements of condition
                September 30, 1995 and December 31, 1994                 3

Condensed consolidated statements of income - Three months ended
                September 30, 1995 and 1994, Nine months ended
                September 30, 1995 and 1994                              4

Condensed consolidated statement of stockholders' equity - Nine months
                ended September 30, 1995 and 1994                        5

Condensed consolidated statements of cash flows - Nine months ended
                September 30, 1995 and 1994                              6

Item 2.         Managements' Discussion and Analysis of Financial
                Condition and Results of Operations                      9-12

PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings                                        13

Item 2.         Changes in Securities                                    13

Item 3.         Defaults upon Senior Securities                          13

Item 4.         Submission of Matters to a Vote of Security Holders      13

Item 5.         Other Information                                        13

Item 6.         Exhibits and Reports on Form 8-K                         13

SIGNATURE                                                                14

PART I. FINANCIAL INFORMATION
FIRST M&F CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

====================================================================================================
                                                            September 30, 1995     December 31 ,1994
                                                            ========================================
ASSETS
Cash and due from banks                                         $ 18,394,588          $ 15,077,808
Interest bearing bank balances                                     5,003,989               406,234
Investment securities, market value of
  $68,932,000 (1995) and $68,103,000 (1994)                       69,220,545            67,369,016
Securities available for sale                                     82,185,863            65,643,738
Federal funds sold                                                15,400,000                     0
Loans                                                            289,675,824           266,045,862
 Unearned discount                                               (13,923,579)          (11,664,079)
 Reserve for possible loan losses                                 (3,864,630)           (3,200,000)
       Net loans                                                 271,887,615           251,181,783
Bank premises and equipment                                        6,995,170             6,569,984
Accrued interest receivable                                        4,134,103             3,602,636
Other real estate                                                    463,599               878,732
Intangible assets                                                  2,903,555             3,040,433
Other assets                                                       1,380,714             2,142,516
                                                          ----------------------------------------
                                                                $477,969,741          $415,912,880
====================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Non interest bearing                                           $ 48,531,879          $ 48,301,348
 Interest bearing                                                329,787,409           284,399,940
                                                          ----------------------------------------
       Total deposits                                            378,319,288           332,701,288
                                                          ----------------------------------------
Securities sold under agreements to
 repurchase and other short-term borrowings                       53,580,873            44,822,025
Long term debt                                                     3,410,284             5,231,695
Accrued interest payable                                           2,149,357             1,427,416
Other liabilities                                                  2,109,396             1,215,487
                                                          ----------------------------------------
       Total liabilities                                         439,569,198           385,397,911
==================================================================================================
Stockholders' equity
 Common stock of $5.00 par value. 5,000,000 shares
  authorized,  2,944,656 issued (1995); 2,674,656 (1994)          14,723,280            13,373,280
Additional paid-in capital                                        10,653,316             8,493,316
Retained earnings                                                 13,114,016            10,176,282
Market valuation for securities available for sale,
 net of income taxes                                                 (41,241)           (1,479,081)
                                                          ----------------------------------------
                                                                  38,449,371            30,563,797
 Less  treasury shares,  3,756 shares,  at cost  for
  1995 and 1994                                                      (48,828)              (48,828)
                                                          ----------------------------------------
      Net stockholders' equity                                    38,400,543            30,514,969
==================================================================================================
                                                                $477,969,741          $415,912,880
==================================================================================================


NOTE: The balance sheet at December 31, 1994 has been derive from the audited financial statements at that date. The accompanying notes are an integral part of these financial statements.

PART I. FINANCIAL INFORMATION
FIRST M&F CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

====================================================================================================================================
                                                         Three Months Ended                        Nine Months Ended
                                             ========================================   =======================================
                                             September 30, 1995    September 30, 1994   September 30, 1995   September 30, 1994
                                             ========================================   =======================================

Interest income:
   Interest and fees on loans                     $6,858,155           $5,141,950          $19,339,838          $14,213,900
   Interest on interest bearing bank balances         60,560               23,826              140,174               69,320
   Taxable income on investment securities         1,599,333            1,480,629            4,495,926            4,456,364
   Tax-exempt income on investment securities        441,255              398,944            1,343,761            1,217,351
   Interest on Federal funds sold                    146,169              100,483              421,411              212,164
                                             ------------------------------------------------------------------------------
       Total interest income                       9,105,472            7,145,832           25,741,110           20,169,099
                                             ------------------------------------------------------------------------------
Interest expense:
   Interest on deposits                            3,581,959            2,605,585            9,889,581            7,149,605
   Interest on securities sold under
       agreements to repurchase and
       other short-term borrowing                    644,218              402,914            1,920,660            1,000,055
   Interest on long term debt                         40,396               47,935              150,290              144,368
                                             ------------------------------------------------------------------------------
       Total interest expense                      4,266,573            3,056,434           11,960,531            8,294,028
                                             ------------------------------------------------------------------------------

       Net interest income                         4,838,899            4,089,398           13,780,579           11,875,071
Provision for possible loan losses                   408,223              237,314            1,012,239              763,302
                                             ------------------------------------------------------------------------------
       Net interest income after
          provision for possible loan
          losses                                   4,430,676            3,852,084           12,768,340           11,111,769
Other operating income:
   Service charges on deposits                       744,420              670,802            2,179,041            1,894,384
   Credit insurance income                           177,381              119,592              468,343              363,797
   Gains on sales of investment
       securities                                          0                    0                                       905
   Gains (losses) on AFS Investments                (101,042)                   0              (98,042)               1,979
   Other income                                      128,960              187,191              638,284              440,093
                                             ------------------------------------------------------------------------------
       Total other operating income                  949,719              977,585            3,187,626            2,701,158
                                             ------------------------------------------------------------------------------
Other operating expenses:
   Salaries and employee benefits                  1,673,455            1,525,123            4,804,913            4,338,866
   Net occupancy expense                             216,704              214,501              607,948              635,353
   Equipment and data processing expenses            315,037              431,885            1,157,985            1,263,381
   Regulatory insurance and fees                     168,675              201,113              581,576              582,328
   Other expenses                                  1,197,167              989,806            3,346,496            2,895,016
                                             ------------------------------------------------------------------------------
       Total other operating expenses              3,571,038            3,362,428           10,498,918            9,714,944
                                             ------------------------------------------------------------------------------
       Income before income taxes                  1,809,357            1,467,241            5,457,048            4,097,983
Income taxes                                         396,255              385,588            1,288,435            1,017,591
===========================================================================================================================
       Net income                                 $1,413,102           $1,081,653           $4,168,613           $3,080,392
===========================================================================================================================

===========================================================================================================================
Earnings per share                                     $0.48                $0.40                $1.48                $1.15
===========================================================================================================================


Note: The accompanying notes are an integral part of these financial statements.

FIRST M&F CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (UNAUDITED)


=====================================================================================================================
                                                    ADDITIONAL                              UNREALIZED
                                        COMMON       PAID-IN      RETAINED      TREASURY   LOSS ON AVAIL
                                         STOCK       CAPITAL      EARNINGS       STOCK     FOR SALE SEC.      TOTAL
                                        -----------------------------------------------------------------------------
January 1, 1994                         13,373,280   8,485,804    7,268,793      (41,316)                  29,086,561
Change in acct for Securities                                                                 1,233,553     1,233,553
Net income                                                        3,080,392                                 3,080,392
Cash dividends paid
 $0.375 per share                                                  (667,725)                                 (667,725)
Net change unrealized loss on
 available for sale securities                                                               (1,896,019)   (1,896,019)
Purchase 2,804 shares of
 treasury stock                                                                  (71,502)                     (71,502)
Sell 2,804 shares of
 treasury stock                                          6,573                    64,929                       71,502
Market valuation of
 available for sale securities                                                                                      0

                                        =============================================================================
September 30, 1994                      13,373,280   8,492,377    9,681,460      (47,889)      (662,466)   30,836,762
=====================================================================================================================

January 1, 1995                         13,373,280   8,493,316   10,176,282      (48,828)    (1,479,081)   30,514,969
Net income                                                        4,168,613                                 4,168,613
Sale of 270,000 shares of
 Common Stock                            1,350,000   2,160,000                                              3,510,000
Cash dividends paid,
 $.042 per share                                                 (1,230,879)                               (1,230,879)
Net change unrealized loss on
 available for sale securities                                                                1,437,840     1,437,840
                                        =============================================================================
September 30, 1995                      14,723,280  10,653,316   13,114,016     (48,828)        (41,241)   38,400,543
=====================================================================================================================


Note: The accompanying notes are an integral part of these financial statements

PART I. FINANCIAL INFORMATION
FIRST M&F CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

========================================================================================================
                                                                           Nine Months Ended
                                                                ========================================
                                                                September 30, 1995    September 30, 1994
                                                                ========================================
Cash Flows From Operating Activities:
Net income                                                              $4,168,613            $3,080,392
Adjustments to reconcile net income to cash
   provided by operating activities:
       Depreciation and amortization                                       654,232               827,685
       Provisions for possible loan losses                               1,012,239               763,302
       Increase in interest receivable                                    (531,467)             (628,698)
       Net increase (decrease) in accounts payable                         721,941               249,743
       Other, net                                                        2,210,722               201,711
                                                                ----------------------------------------
          Net cash provided by operating activities                      8,236,280             4,494,135
                                                                ----------------------------------------

Cash flows from investing activities:
       Net decrease in interest bearing bank balances                   (4,597,755)            3,007,660
       Purchases of investment securities                               (4,242,263)          (31,615,627)
       Sales and maturities of investment securities                     2,400,734            16,105,293
       Purchases of securities available for sale                      (30,551,041)           (7,686,950)
       Sales and maturities of securities available for sale            15,446,756            16,437,158
       Net (increase) decrease in Federal Funds sold                   (15,400,000)            8,750,000
       Net increase in loans                                           (21,718,071)          (38,750,019)
       Net increase in bank premises and equipment                      (1,079,418)             (954,570)
       Net cash received - Acquisition                                                         4,740,793
                                                                ----------------------------------------
              Net cash used in investing activities                    (59,751,058)          (29,966,262)
                                                                ----------------------------------------


Cash flows from financing activities:
       Net increase deposits                                            45,618,000            27,148,212
       Net increase (decrease) in securities sold under
        agreements to repurchase and other short-term borrowings         8,756,729             3,354,326
       Net increase (decrease) in long term debt                        (1,822,292)             (144,994)
       Proceeds of Sale of Common Stock                                  3,510,000
       Cash dividends                                                   (1,230,879)           (1,001,558)
       Treasury stock sales, net                                                 0                     0
              Net cash provided by financing activities                 54,831,558            29,355,986
                                                                ----------------------------------------
              Net increase in cash and due from banks                    3,316,780             3,883,859
Cash and due from banks at January 1                                    15,077,808            15,203,929
========================================================================================================
Cash and due from banks at September 30, 1995                          $18,394,588           $19,087,788
========================================================================================================


Note: The accompanying notes are an integral part of these financial statements.

FIRST M&F CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1995

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

As a result of the additional capital, stockholders' equity increased to approximately 8.10% of total assets, compared to approximately 7.35% previously.

On August 9, 1995, a two for one stock dividend was approved by the Board of Directors of the Company, raising total shares outstanding to 2,940,900.

FIRST M&F CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1995  (Continued)


NOTE 3:  AGREEMENT TO MERGE

On August 9, 1995 the Board of Directors of the Company approved an agreement to acquire all of the issued and outstanding common stock of Farmers and Merchants Bank of Bruce, Mississippi, subject to shareholder and regulatory approvals. Under the terms of the agreement First M&F Corporation will issue 450,000 shares of its common stock for the 10,000 shares of common stock of Farmers and Merchants Bank in a non-taxable exchange that will be treated as a pooling of interest for accounting purposes. Farmers and Merchants had total assets of $33,000,000, and deposits of $28,264,000 and total stockholders' equity of $4,469,000 at September 30, 1995.

FIRST M&F CORPORATION AND SUBSIDIARY

           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS
                             ---------------------

Net income for the three months ended September 30, 1995 was $ 1,413,102, a 32.63% increase over the same period in 1994. Net income for the nine months ended September 30, 1995, was $4,168,613, a 35.33% increase over the comparable period for 1994. The following is a summary of the net change in several broad categories of income and expense.


                       Three Months Ended September 30

                                     1995             1994               $ Change        % Change
                                     ----             ----               --------        --------
Net interest income             $   4,838,899     $ 4,089,398         $    749,501         18.33%
Provision for loan loss               408,223         237,314              170,909         72.02%
Other operating income                949,719         977,585              (27,866)        (2.85%)
Other operating expense             3,571,038       3,362,428              208,610          6.20%
                                -------------     -----------         ------------         -----

Net income before tax           $   1,809,357     $ 1,467,241         $    342,116         23.32%
                                -------------     -----------         ------------         -----

Net income after tax            $   1,413,102     $ 1,081,653         $    331,449         30.63%
                                -------------     -----------         ------------         -----


                        Nine Months Ended September 30

                                     1995               1994               $ Change       % Change
                                     ----               ----               --------       --------
Net interest income             $ 13,780,579       $ 11,875,071         $  1,905,508          16.05%
Provision for loan loss            1,012,239            763,302              248,937          32.62%
Other operating income             3,187,626          2,701,158              486,468          18.01%
Other operating expense           10,498,918          9,714,944              783,974           8.07%
                                ------------       ------------         ------------          -----

Net income before tax           $  5,457,048       $  4,097,983         $  1,359,065          33.17%
                                ------------       ------------         ------------          -----

Net income after tax            $  4,168,613       $  3,080,392         $  1,088,221          35.33%
                                ------------       ------------         ------------          -----

FIRST M&F CORPORATION AND SUBSIDIARY
MANAGEMENT  DISCUSSION AND ANALYSIS    (continued)


Net interest income continues to reflect the positive growth in earning assets occurring during 1995. Net interest income as a percent of earning assets (net margin) has increased to 4.20% at September 30, 1995, as compared to 4.05% at December 31, 1994 and 3.94% as of September 30, 1994. The company's yield on earning assets increased to 7.05% versus 6.51% at December 31, 1994, and
6.34 % at September 30, 1994. Cost of funds at September 30, 1995, was 4.06% versus 3.47% at December 31, 1994, and 3.00% at September 30, 1994. The company generally matched competitive rates throughout 1995 on its cost of funds, having the repurchase agreement with Mississippi State University as a constant source of funds to support the increased growth and leveraging of loans. This repurchase agreement has averaged approximately $45 million in 1995. Additionally, several product funding programs during 1995 and late 1994 increased the supply of funds to support the increased level of lending.

The provision for loan loss was increased approximately $170,000 in the three month period of 1995 over the same period of 1994, and $249,000 in the nine month period of 1995 over 1994. Generally this level of loan loss provision was to support the overall growth in the loan portfolio. The allowance for loan loss as a percent of total loans, increased to 1.40% at September 30, 1995, versus 1.26% at December 31, 1994, and 1.33% at September 30, 1994.
Management has approved the approximate $95,000 provision per month for the 4th quarter of 1995. Net charge-offs during the quarter ended September 30, 1995, included approximately $150,000 related to consumer loans of the Bank's finance company subsidiaries. These loans were past due 120 days or more, and were charged off in a general clean-up of the finance subsidiaries portfolio. The Bank's past dues and charge offs during 1995 are at an all time low in comparison to prior reporting periods of 1994.

Other operating income and other operating expense continue to reflect management's emphasis on the improvements of overall efficiency within the company. The efficiency ratio at September 30, 1995, was approximately 60% versus 65% at December 31, 1994, and 66% at September 30, 1994. Other expenses have generally been held within budgeted levels for 1995 versus 1994 operations as management continues to emphasize the reduction of non-interest expense of the company.

During the quarter ended September 30, 1995, management sold availiable for sale securities of approximately $4 million for a loss of approximately $101,000. The purpose of the sale was to reposition the proceeds in higher yielding securities.

FIRST M&F CORPORATION AND SUBSIDIARY
MANAGEMENT  DISCUSSION AND ANALYSIS    (continued)

                              FINANCIAL CONDITION
                              -------------------

At September 30, 1995, loans, net of unearned discount were $271,887,615, an 8.2% increase over December 31, 1994, and a 15.5% increase over September 30, 1994. Investment securities held to maturity and securities available for sale increased approximately 10% over December 31, 1994, and September 30, 1994 levels. These increases are a direct result of the increase in deposits and repurchase agreements; growth areas which have funded the increase in lending and investment capacity.

The following table shows the balances of earning assets and interest bearing liabilities for September 30, 1995 and 1994, and for December 31, 1994 (in thousands).

                                                 09/30/95               12/31/94            09/30/94
                                               ------------         --------------      --------------
Interest bearing bank balances                 $      5,004         $          406      $        2,021
Investment securities                               151,406                135,253             136,870
Federal funds sold                                   15,400                      0               3,150
Net loans                                           271,888                251,181             235,351
                                               ------------         --------------       -------------

    Total earning assets                       $    443,698         $      386,840       $     377,392
                                               ------------         --------------       -------------

Interest bearing deposits                      $    329,787         $      284,399      $      287,263
Short term borrowings                                53,580                 44,822              40,302
Long term debt                                        3,410                  5,231               3,264
                                               ------------         --------------      --------------

     Total interest bearing liabilities        $    386,777         $      334,452      $      330,829
                                               ------------         --------------      --------------

     Net earning assets                        $     56,921         $       52,388      $       46,563
                                               ------------         --------------      --------------

Earning assets/interest bearing
     liabilities                                      114.7%                 115.7%              114.1%
Net loans/earning assets                               61.3%                  64.9%               62.4%
Net earning assets/total earning assets                12.9%                   9.3%               11.3%

Item 2. FIRST M&F CORPORATION AND SUBSIDIARY
MANAGEMENT  DISCUSSION AND ANALYSIS    (continued)


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

On August 9, 1995, the Board of Directors of the Company approved a two for one stock dividend. This stock dividend raises the level of issued and outstanding common shares to approximately 3 million and was for the purpose of promoting increased trading of the stock by creating a greater market.

As discussed in the notes to the financial statements, the Company has entered into an agreement to acquire Farmers and Merchants Bank of Bruce, Mississippi. Under the terms of the agreement, the Company will exchange 450,000 shares of its common stock for the 10,000 shares outstanding of Farmers and Merchants. Management and the Board of Directors of the Company believe that their acquisition meets the strategic expansion plan to seek out and acquire smaller community banks within the Company's existing marketing areas. Merger, after shareholder and regulatory approval, is expected to occur prior to year-end 1995.

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


                                        FIRST M&F CORPORATION
                                        ---------------------
                                            (Registrant)




DATE:   NOVEMBER 10, 1995         /s/ HUGH S. POTTS, JR.
                                  --------------------------------------
                                  Hugh S. Potts, Jr.
                                  Chairman and Chief Executive Officer




DATE:    NOVEMBER 10, 1995        /s/ SCOTT M. WIGGERS
                                  --------------------------------------
                                  Scott M. Wiggers
                                  President and Chief Accounting Officer

                                EXHIBIT INDEX


Exhibit
Number                           Description
-------                          -----------

  11           Statement re computation of per share earnings

  27           Financial Data Schedule