Form 10-K
period 1995-12-31
FIRST M&F CORP/MS
filed 1996-03-20
CIK 320387

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.   20549
                                  FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

      or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      Commission file number  0-09424

                            FIRST M & F CORPORATION
             (exact name of Registrant as specified in its charter)

                MISSISSIPPI                                     64-0636653
      (State or other jurisdiction of                        (I.R.S.  Employer
       incorporation of organization)                     Identification Number)

221 East Washington Street, Kosciusko, Mississippi                39090
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:           (601) 289-5121

    Securities registered pursuant to section 12(g) of the Act:    None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act if 1934 during the preceding 12 months (or for such shorted period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        YES  (X)      NO  ( )

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

           Class                                Outstanding at February 15, 1996
Common stock  ($5.00 par value)                         3,390,900     Shares

Based on bid price for shares on February 15, 1996, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $55,146,344

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference to Part I, II, and III of the Form 10-K report: (1) Registrant's 1995 Annual Report to Shareholders (Parts I and II), and (2) Proxy Statement dated March 21, 1996 for Registrant's Annual Meeting of Shareholders to be held April 10, 1996 (Part III).




                                    1 of 25

                            FIRST M & F CORPORATION
                                   FORM 10-K
                                     INDEX

PART I

Item 1.        Business                                                3
Item 2.        Properties                                             13
Item 3.        Legal Proceedings                                      13
Item 4.        Submission of Matters to a Vote of
                  Security Holders                                    13

Part II

Item 5.        Market for the Registrant's Common Stock
                  and Related Stockholder Matters                     13
Item 6.        Selected Financial Data                                13
Item 7.        Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                          13
Item 8.        Financial Statements and Supplementary Data            13
Item 9.        Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure              13


Part III

Item 10.       Directors and Executive Officers of the
                  Registrant                                        14-15
Item 11.       Executive Compensation                               16-17
Item 12.       Security Ownership of Certain Beneficial
                  Owners and Management                             18-20
Item 13.       Certain Relationships and Related Transactions         21


Part IV

Item 14.       Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K                                 22

SIGNATURES                                                          23-24

EXHIBIT INDEX                                                         25

                            FIRST M & F CORPORATION
                                   FORM 10-K
                                     PART I

ITEM 1.        BUSINESS

GENERAL

        First M & F Corporation (Company) is a one-bank holding company chartered and organized under Mississippi laws in 1979. The company engages exclusively in the banking business through its wholly-owned subsidiary, Merchants and Farmers Bank of Kosciusko (The Bank).

        The Bank was chartered and organized under the laws of the State of Mississippi in 1890, and accounts for substantially all of the total assets and revenues of the Company. The Bank is the ninth largest bank in the state, having total assets of approximately $504 million at December 31, 1995. The Bank offers a complete range of commercial and consumer services through its main office and two branches in Kosciusko and its branches in fourteen other markets within central Mississippi. These markets include Ackerman, Bruce, Brandon, Canton, Durant, Lena, Madison, Oxford, Pearl, Philidelphia, Puckett, Ridgeland, Starkville, Grenada and Weir, Mississippi.

        The Bank has three wholly-owned subsidiary operations, M & F Financial Services, Inc., which operates four finance company operations; First M & F Insurance Company, Inc., a credit life insurance company; and, Merchants and Farmers Bank Securities Corporation, a real estate property management company.

        The Company's primary means of growth over the past several years has been an aggressive lending program funded by exceptional deposit growth. Additionally, the Company acquired the deposits of several locations from the Resolution Trust Corporation in 1994. Effective with the close of business on December 31, 1995, the Company also merged with Farmers and Merchants Bank of Bruce, Mississippi. This merger involved the exchange of 450,000 shares of the Company's common stock for all of the issued and outstanding shares of Farmers and Merchant's Bank and has been accounted for as a pooling of interests. Farmers and Merchants had total assets at December 31, 1995 of $32 million.

        The banking system offers a variety of deposit, investment and credit products to customers. The Bank provides these services to middle market and professional businesses, ranging from payroll checking, business checking, corporate savings and secured and unsecured lines of credit. Additional services include direct deposit payroll, sweep accounts and letters of credit. The Bank also offers credit card services to its customers, to include check debit cards and automated teller machine cards through several networks. Trust services are also offered in the Kosciusko main office.

        As of January 31, 1996, the Company and its subsidiary employed 243 full-time equivalent employees.

COMPETITION

        The Company competes generally with other banking institutions, savings associations, credit unions, mortgage banking firms, consumer finance companies, mutual funds, insurance companies, securities brokerage firms, and other finance related institutions, many of which have greater resources than those available to the Company. The competition is primarily related to areas of interest rates, the availability and quality of services and products, and the pricing of those services and products.

SUPERVISION AND REGULATION

        The Company is a registered bank holding company under the Bank Holding Act of 1956, as amended. As such, the Company is required to file an annual report and such other information as the Board of Governors of the Federal Reserve System may require. The Bank Holding Company Act generally prohibits the Company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries or from acquiring or obtaining direct or indirect control of any company engaged in activities not closely related to banking. The Board of Governors has by regulation determined that a number of activities are closely related to banking within the meaning of the Act. In addition, the Company is subject to regulation by the State of Mississippi under its laws of incorporation.

        The Bank is subject to various requirements of federal and state banking authorities including the Federal Deposit Insurance Corporation (FDIC) and the Mississippi Department of Banking. Areas subject to regulation include loans, reserves, investments, establishment of branches, loans to directors, executive officers and their related interests, relationships with correspondent banks, consumer and depositor protection, and others. In addition, state banks such as the Bank are subject to state approval of the amount of earnings that may be paid as dividends to shareholders.

        In December 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) was inacted. This Act substantially revised the funding provisions of the Federal Deposit Insurance Act and required regulators to take prompt corrective action whenever financial institutions failed to meet minimum capital requirements. Also the Act created restrictions on capital distributions that would leave a depository institution undercapitalized.

        In May 1993, the FDIC adopted the final rule implementing Section 112 of FDICIA. This regulation and new requirements mandated new audit and reporting procedures, as well as required certain documentation on existing internal controls. This regulation became effective for fiscal years ending after December 31, 1992.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers of the Registrant including their positions with the Registrant, their ages and their principal occupations for the last five years are as follows:

        Hugh S. Potts, Jr., 50, Director, Chairman of the Board and Chief Executive Officer, First M & F Corporation and Merchants and Farmers Bank, since 1994. Vice Chairman, First M & F Corporation, prior to 1994.


        Scott M. Wiggers, 51, Director, President, First M & F Corporation and Merchants and Farmers Bank of Kosciusko, since 1990.


STATISTICAL DISCLOSURES

        The statistical disclosures for the Company are contained in Tables 1 through 12.

                            FIRST M & F CORPORATION
                            STATISTICAL DISCLOSURES

TABLE 1 - COMPARATIVE AVERAGE BALANCES - YIELDS AND RATES

The table below shows the average balances for all assets and liabilities for the Company at each year-end for the past three years, the interest income or expense associated with these assets and liabilities and the computed yield or rates for each.


                                                                 DECEMBER 31,
                        ----------------------------------------------------------------------------------------
                                      1995                          1994                         1993
                                      ----                          ----                         ----
                        AVERAGE                YIELD/    AVERAGE            YIELD/   AVERAGE              YIELD/
                        BALANCE     INTEREST   RATE      BALANCE  INTEREST  RATE     BALANCE   INTEREST   RATE
                        -----------------------------------------------------------------------------------------
Average assets
Federal funds sold        $9,846      $596    6.05%      $6,813      $279    4.10%     $8,917     $262    2.94%
Loans, net               275,422    27,347    9.93%     230,693    20,960    9.09%    193,943   17,660    9.11%
Bank balances              2,790       165    5.91%       2,376        82    3.45%      3,753      116    3.09%
Taxable securities       121,291     7,300    6.02%     122,003     6,983    5.72%    131,897    7,997    6.06%
Tax-exempt securities     40,472     3,221    7.96%      37,191     3,009    8.09%     32,210    2,814    8.74%
                        -----------------------------------------------------------------------------------------
Total interest earning   449,821    38,629    8.59%     399,076    31,313    7.85%    370,720   28,849    7.78%
Noninterest assets        30,800                         30,774                        28,271
                        -----------------------------------------------------------------------------------------
Total average assets    $480,621   $38,629    8.04%   $ 429,850   $31,313    7.28%   $398,991  $28,849    7.23%
                        =========================================================================================
Liabilities and capital
DDA and savings         $144,970    $4,578    3.16%    $144,942    $3,772    2.60%   $154,038   $4,164    2.70%
Time deposits            191,290    10,186    5.32%     160,288     6,985    4.36%    146,739    6,169    4.20%
Short-term funds          45,850     2,551    5.56%      36,213     1,448    4.00%     22,420      688    3.07%
FHLB advances              3,482       195    5.60%       4,868       259    5.32%      1,810      106    5.86%
                        -----------------------------------------------------------------------------------------
Total interest bearing   385,592    17,510    4.54%     346,311    12,464    3.60%    325,007   11,127    3.42%
Noninterest bearing
   and capital            95,029                         83,539                        73,984
                        -----------------------------------------------------------------------------------------
Total average
   Liabilities and
    capital             $480,621   $17,510    3.64%   $ 429,850   $12,464    2.90%   $398,991  $11,127    2.79%
                       ========================================================================================
Net interest margin                $21,119    4.69%               $18,849    4.72%             $17,722    4.78%
Less tax equiv adj
    Investments                      1,095                          1,023                          957
    Loans                               80                             81                           70
                        -----------------------------------------------------------------------------------------
Net interest margin
    Per annual report              $19,944                        $17,745                      $16,695
                        =========================================================================================

Nonaccruing loans have been included in the average loan balances and interest collected prior to these laons being placed on nonaccrual has been included in interest income. Yield and rates have been calculated on a fully tax equivalent basis using a tax rate of 34% for all years. All years have been restated for the acquisition of Farmers and Merchants Bank of Bruce at December 31, 1995.

                            FIRST M & F CORPORATION
                      STATISTICAL DISCLOSURES (CONTINUED)

TABLE 2 - VOLUME AND YIELD/RATE VARIANCE ANALYSIS

The Volume and Yield/Rate Table shown below reflects the change from year to year for each component of the tax equivalent net interest margin classified into those occurring as a result of changes in volume and those resulting from yield/rate changes.
(Tax Equivalent Basis - $ in thousands)

                                          1995 COMPARED TO 1994              1994 COMPARED TO 1993
                                        INCREASE (DECREASE) DUE TO:       INCREASE (DECREASE) DUE TO:
                                        -------------------------------------------------------------
                                                   YIELD/                             YIELD/
                                        -------------------------------------------------------------
                                         VOLUME    RATE     NET              VOLUME   RATE     NET
                                        -------------------------------------------------------------
Interest earned on:
Fed funds sold                             $124     $193     $317           ($62)     $79       $17
Loans, net                                4,064    2,323   $6,387          3,346      (46)   $3,300
Bank balances                                15       70      $85            (42)       8      ($34)
Taxable securities                          (41)     358     $317           (600)    (414)  ($1,014)
Tax-exempt securities                       265      (53)    $212            435     (241)     $194
                                         ------------------------------------------------------------
     Total interest-earning assets        4,427    2,891   $7,318          3,077     (614)   $2,463

Interest paid on:
Demand deposits and savings                   2      806     $808           (246)    (146)    ($392)
Time deposits                             1,351    1,850   $3,201            570      246      $816
Short-term funds                            385      718   $1,103            423      336      $759
FHLB advances                               (74)      10     ($64)             0      153      $153
                                        -------------------------------------------------------------
     Total interest-bearing liabilities   1,664    3,384   $5,048            747      589    $1,336
                                         ------------------------------------------------------------
     Change in net income on a
          tax equivalent basis           $2,763    ($493)  $2,270         $2,330  ($1,203)   $1,127
                                         ============================================================


Tax-exempt income has been adjusted to a tax equivalent basis using a tax rate of 34%. The balances of nonaccrual loans and related income recognized have been included for purposes of these computations.

                            FIRST M & F CORPORATION
                      STATISTICAL DISCLOSURES (CONTINUED)


TABLE 3 - SECURITIES AVAILABLE FOR SALE AND SECURITIES HELD TO MATURITY

The table below indicates amortized cost or carrying value of securities available for sale and those held to maturity by type at year-end for each of the last three years ($ in thousands).

                                                             December 31,
                                                    ---------------------------
                                                       1995     1994     1993
                                                       ----     ----     ----
Securities available for sale
-----------------------------
U.S. Treasury                                        $38,440  $25,991
Government agencies                                  $39,028  $12,455
Obligations of states and political subdivisions      24,331   14,551
Other securities                                      26,391   21,202
                                                    ---------------------------
Total securities available for sale                 $128,190  $74,199
                                                    ===========================

                                                             December 31,
                                                    ---------------------------
                                                        1995    1994     1993
                                                        ----    ----     ----
Securities held to maturity
---------------------------
U.S. Treasury                                         $1,051  $13,010  $42,125
Government agencies                                  $14,152  $12,268  $23,780
Obligations of states and political subdivisions      18,321   27,402   34,898
Other securities                                      19,290   26,352   50,972
                                                    ---------------------------
Total securities held to maturity                    $52,814  $79,032 $151,775
                                                    ===========================

TABLE 4 - MATURITY DISTRIBUTION AND YIELDS OF SECURITIES AVAILABLE FOR SALE AND
          SECURITIES HELD TO MATURITY

The following table details the maturities and weighted average yield for each range of maturities of securities December 31, 1995
(tax equivalent yield - $ in thousands).

                                                         After One             After Five
                                                         But Within            But Within          After
                                     One Year    Yield   Five Years    Yield   Ten Years   Yield   Ten Years  Yield
                                    --------------------------------------------------------------------------------

Securities available for sale
-----------------------------
U.S. Treasury                       $21,573      5.42%   $16,867      5.54%
Government agencies                  16,544      5.75%    22,484      6.00%
Obligations of states and
    political subsdivisions           6,161      7.84%    11,421      7.01%     5,751      8.88%      998     9.12%
Other securities                      5,055      6.66%    18,266      6.28%     1,067      9.30%    2,003     6.75%
                                    ---------------------------------------------------------------------------------
       Total                        $49,333      5.95%   $69,038      6.14%    $6,818      8.91%   $3,001     7.43%
                                    =================================================================================
Securities held to maturity
-----------------------------
U.S. Treasury                                             $1,051     6.08%
Government agencies                  $1,803      7.60%    12,349     6.78%
Obligations of states and
    political subdivisions              528      8.53%     8,911     6.73%      6,337      7.59%    2,545     8.46%
Other securities                      2,909      5.57%    12,409     5.79%      2,467      6.29%    1,505     6.68%
                                    ---------------------------------------------------------------------------------
       Total                         $5,240      6.23%   $34,720     6.13%     $8,804      7.27%   $4,050     7.60%
                                    =================================================================================

At December 31, 1995 the Company did not hold any securities of any issuer with a carrying value exceeding ten percent of total stockholders' equity.

                            FIRST M & F CORPORATION
                      STATISTICAL DISCLOSURES (CONTINUED)

TABLE 5 - COMPOSITION OF THE LOAN PORTFOLIO

The table below shows the carrying value of the loan portfolio at the end of each of the last five years ($ in thousands).

                                                                      December 31,
                                                --------------------------------------------------
                                                    1995       1994     1993       1992      1991
                                                    ----       ----     ----       ----      ----
Commercial, financial and agricultural           $94,906    $89,316   $75,685   $69,069   $63,396
Real estate-construction                          27,194     18,749     8,328     5,996     5,472
Real estate-mortgage                              85,497     77,568    67,092    56,246    49,337
Consumer loans                                    84,134     76,174    56,950    45,078    44,106
Lease financing                                      271        247       492       571       191
                                                --------------------------------------------------
                                                $292,002   $262,054  $208,547  $176,960  $162,502
                                                ==================================================


TABLE 6 - LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

The table below shows the amounts of loans in several categories at December 31, 1995, along with the scheduled repayments of principal in the periods indicated ($ in thousands).

                                                                 Maturing
                                               ------------------------------------------
                                                            One Year
                                                Within      Through    After
                                                One Year    Five       Five
                                                Or Less     Years      Years     Total
                                               ------------------------------------------
Commercial and real estate                     $114,871    $64,792   $20,126    $199,789
Installment loans to individuals                 32,312     55,877     4,024     $92,213
                                               ------------------------------------------
                                               $147,183   $120,669   $24,150    $292,002
                                               ==========================================

The following table shows all loans due after one year according to their sensitivity to changes in interest rates ($ in thousands)

                                                                     Maturing
                                                         -------------------------------
                                                          One Year
                                                          Through    After
                                                          Five       Five
                                                          Years      Years      Total
                                                         -------------------------------
Above loans due after one year which have:
       Predetermined interest rates                        $120,517   $24,150    $144,667
       Floating interest rates                                  152         0         152
                                                         --------------------------------
              Total                                        $120,669   $24,150    $144,819
                                                         ================================

                            FIRST M & F CORPORATION
                      STATISTICAL DISCLOSURES (CONTINUED)

TABLE 7 - NONPERFORMING ASSETS AND PAST DUE LOANS

The table below shows the Company's nonperforming assets and past due loans at the end of each of the last five years ($ In thousands)

                                                                      December 31,
                                                    ----------------------------------------------
                                                    1995       1994      1993        1992     1991
                                                    ----       ----      ----        ----     ----
Loans accounted for on a nonaccrual basis            $84       $253      $519        $730     $809
Restructured loans                                     0          0         0           0        0
                                                    ----------------------------------------------
       Total nonperforming loans                      84        253       519         730      809
Other real estate owned                              148        869     1,061       1,076    3,006
                                                     ---------------------------------------------
       Total nonperforming assets                    232      1,122     1,580       1,806    3,815
Accruing loans past due 90 days or more              707        394       788         482      459
                                                    ----------------------------------------------
       Total nonperforming assets and loans         $939     $1,516    $2,368      $2,288   $4,274
                                                    ==============================================


Interest which would have been accrued on nonaccrual loans had they been in compliance with their original terms and conditions is immaterial.

At December 31, 1995, the Company did not have any concentration of loans greater than ten percent of total loans except those shown in Table 5.

It is the Company's policy that interest not be accrued on any loan for which payment in full of interest and principal is not expected, on any loan which is seriously delinquent unless the obligation is both well secured and in the process of collection, or on any loan that is maintained on a cash basis. At December 31, 1995, the Company has no loans about which Management has serious doubts as to their collectibility other than those disclosed above.

                            FIRST M & F CORPORATION
                      STATISTICAL DISCLOSURES (CONTINUED)

TABLE 8 - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

The table below summarizes the Company's loan loss experience for each of the last five years ($ in thousands).

                                                                      Year Ended December 31,
                                                         -----------------------------------------------------
                                                          1994        1994      1993         1992        1991
                                                          ----        ----      ----         ----        ----
Amount of loan loss reserve at beginning of period       $3,374      $2,866    $2,451       $2,131      $2,120
Loans charged off
       Commercial, financial and agricultural              (117)        (22)      (95)        (205)        (98)
       Real estate                                          (53)       (124)     (391)        (572)       (776)
       Consumer                                            (707)       (478)     (458)        (421)       (730)
                                                         -----------------------------------------------------
              Total                                        (877)       (624)     (944)      (1,198)     (1,604)
Recoveries
       Commercial, financial and agricultural                14          12        31           38         112
       Real estate                                          106          40        44           33          46
       Consumer                                             124         198       214          173         138
                                                         -----------------------------------------------------
              Total                                         244         250       289          244         296
Net charge offs                                            (633)       (374)     (655)        (954)     (1,308)
Provision for loan losses charged to expense              1,509         882     1,070        1,274       1,319
                                                         -----------------------------------------------------
Amount of loan loss reserve at end of period             $4,250      $3,374    $2,866       $2,451      $2,131
                                                         =====================================================


The allowance for loan losses is established through a provision charged to expense. Loans are charged against the allowance when Management believes that the collection of the principal is unlikely.

The allowance for loan losses is maintained at a level which Management and the Board of Directors believe to be adequate to absorb estimated losses inherent in the loan portfolio, and is reviewed quarterly using specific criteria required by regulatory authority as well as various analytical devices which incorporates historical loss experience, trends, and current economic conditions.

                            FIRST M & F CORPORATION
                      STATISTICAL DISCLOSURES (CONTINUED)

TABLE 9 - ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The table below is a summary of the allocation categories used by the Company for its allowance for loan loss at December 31,1995. These allocations are determined by internal formulas based upon an analysis of the various types of risk associated portfolio ($ in thousands).


              Allocation for pools of
                 risk-rated loans                              $2,900
              Additional allocation for
                 risk-rated loans                                 214
              General allocation for all
                 other loans                                      150
              Discretionary                                       986
                                                              -------
                                                               $4,250
                                                              =======


The Company maintains the allowance at a level considered by Management and the Board of Directors to be sufficient to absorb potential losses. Loss percentages were uniformly applied to the various pools of risk that exist within the loan portfolio based upon accepted analysis procedures and current economic conditions. Additional allocations were made for particular areas based upon recommendations of lending and asset review personnel.

The remaining $986,000 is discretionary and serves as added protection in the event that any of the above specific components are determined to be inadequate. Due to the imprecision in most estimates, Management continues to take a prudent, yet conservative approach to the evaluation of the adequacy of the allowance.

                            FIRST M & F CORPORATION
                      STATISTICAL DISCLOSURES (CONTINUED)

TABLE 10 - TIME DEPOSITS OF $100,000 OR MORE

The table below shows maturities of outstanding time deposits of $100,000 or more at December 31, 1995. ($ in thousands)

                                               Certificates
                                               of deposits
                                               ------------
       Three months or less                       $15,869
       Over three months through six months         6,422
       Over six months through twelve months        8,502
       Over twelve months                          11,578
                                               ------------
              Total                               $42,371
                                               ============



TABLE 11 - SELECTED RATIOS

The following table reflects ratios for the Company for the last three years.

                                                                 1995      1994         1993
                                                                 ----      ----         ----
              Return on average assets                           1.32%     1.15%        1.12%
              Return on average equity                          15.79%    14.43%       13.80%
              Dividend payout ratio                             32.36%    31.47%       34.86%
              Equity to assets ratio                             8.35%     7.94%        8.11%




TABLE 12 - SHORT-TERM BORROWING

The table below presents certain information regarding the Company's short-term borrowing for each of the last three years ($ in thousands).


                                                                 1995      1994        1993
                                                                 ----      ----        ----
              Outstanding at end of period                    $48,294   $44,822      $37,804
              Maximum outstanding at any month-end
                   during the period                           58,482    48,082       47,183
              Average outstanding during the period            46,785    36,213       22,420
              Interest paid                                    $2,746    $1,448         $688
              Weighted average rate during each period           4.96%     4.00%        3.07%


ITEM 2.  PROPERTIES

         The Bank's main office, located at 221 East Jefferson Street, Kosciusko, Mississippi, is a two story, brick building with drive-up facilities. The Bank owns its main office building and nineteen of its branch facilities. The remaining facilities are occupied under lease agreements, terms of which range from month to month to five years. It is anticipated that all leases will be renewed.

ITEM 3.  LEGAL PROCEEDING

         The Bank is involved in various legal matters and claims which are being defended and handled in the ordinary course of business. None of these matters are expected, in the opinion of Management, to have a material adverse effect on the financial position or results of operations of the Bank or the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to the Company's shareholders during the fourth quarter of 1995.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

         At February 15, 1996, there were 496 shareholders of record of the Company's common stock. The stock is traded on a limited basis and no firm is presently acting as a market maker. Other information for this item can be found in Note 16, "Dividends" and the table captioned "Principal Markets and Prices of the Company's Stock" included in the Registrant's 1995 Annual Report to Shareholders and is incorporated herein by reference. (pages 26 and 30)

ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this item can be found in the table captioned "Selected Financial Data" in the Registrant's 1995 Annual Report to Shareholders and is incorporated herein by reference. (page 29)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Registrant's 1995 Annual Report to Shareholders and is incorporated herein by reference. (pages 31-32)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of the Registrant and the accompanying notes to the financial statements along with the report of the independent public accountants are contained in the Registrant's 1995 Annual Report to Shareholders and are incorporated herein by reference. (pages 9-28)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There has been no change in accountants within the two year period ended December 31, 1995.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table provides certain information concerning directors and executive officers of the Company as of January 1, 1996.

                                 Position Held in Company                        Term as
                                 Principal Occupation                            Director
Name and age                     During Last Five Years                          Expires
------------                     ------------------------                        --------
Fred A. Bell, Jr.,  54           Director since 1981;  Manager,                    1997
                                 Mississippi Materials Corp.

Charles T. England,  59          Director since 1980; Manager                      1997
                                 Finance company subsidiaries of
                                 bank

Toxey Hall, III,   56            Director since 1984; President                    1997
                                 Thomas-Walker-Lacy, Inc.

Barbara K. Hammond,              Director since 1995; Specialist,                  1998
                                 Circuit Capacity Management,
                                 Bell South

Joe Ivey,   37                   Director since 1994; Chairman                     1997
                                 and CEO; Ivey Mechanical Corporation

*J.  Marlin Ivey,  59            Director since 1979; President,                   1997
                                 Ivey National Corp.

R. Dale McBride,  56             Director since 1979; President,                   1996
                                 Durant Branch, Merchants and
                                 Farmers Bank

*Susan P. McCaffery,  56         Director since 1987; Professor,                   1997
                                 Wood Junior College

Dr. William M. Myers,  67        Director since 1979;  Dentist                     1998

Otho E. Pettit, Jr.,  50         Director since 1993; Attorney                     1996

*Hugh S. Potts, Jr.,  50         Director since 1979; Chairman                     1996
                                 and CEO since 1994; Vice-President
                                 1979-1983; Vice-Chairman through 1993

                                 Position Held in Company                        Term as
                                 Principal Occupation                            Director
Name and age                     During Last Five Years                          Expires
------------                     ------------------------                        --------
*Charles W. Ritter, Jr.,  62     Director since 1979; President;                   1996
                                 The Attala Company

W. C. Shoemaker,  63             Director since 1979;  Consultant                  1998
                                 IMC Webb Graphics

*Scott M. Wiggers, 51            Director since 1983; President since 1988         1998
                                 Treasurer since 1979;
                                 President & Treasurer, First M&F Corp
                                 President, Merchants & Farmers Bank

*Edward G. Woodard, 40           Director since 1989;                              1997
                                 President, K&M Distributing, Inc.

*Member of the Executive and Administrative
     Committee of the Bank

Hugh S. Potts, Jr. and Susan P. McCaffery are brother and sister. J. Marlin Ivey is the father of Joe Ivey.

ITEM 11. EXECUTIVE COMPENSATION

The following table shows the cash compensation for 1995, 1994 and 1993 for the chief executive officer of the Company and all executive officers of the Company and the Bank, whose cash compensation exceeded $100,000.

ANNUAL COMPENSATION

   Name and
Principal Position                        Year        Salary          Bonus           Other
Hugh S. Potts, Jr.                        1995       $150,320        $21,300         $2,441 (1)
   Chairman of the Board                  1994        148,285         15,000          1,358 (1)
   and CEO since 04/15/94:                1993        141,173          9,750          1,330 (1)
   Vice Chairman until 04/15/94

Scott M. Wiggers                          1995        110,260         15,620          1,613 (1)
   President                              1994        108,370         10,000          1,453 (1)
                                          1993        101,686         12,000            636 (1)

Hugh S. Potts, Sr.                        1995         74,658         10,585          2,482 (1)
   Chairman of the Board                                                              8,400 (2)
   and CEO through 04/14/94:                                                          4,230 (3)
   Consultant to the Bank                 1994        108,100          3,270          2,481 (1)
    since 04/14/94                                                                    6,198 (2)
                                          1993        148,171         11,000          2,482 (1)

(1)  Cost of excess life insurance
(2)  Automobile allowance
(3)  Ermeritus director compensation

Hugh S. Potts, Sr. retired as Chairman of the Board and Chief Executive Officer of the Company effective April 15, 1994. Mr. Potts' son, Hugh S. Potts, Jr., currently serves as the Company's Chief Executive Officer and Chairman of the Company's Board of Directors.

Included in the salary disclosure for Hugh S. Potts, Sr., for the 1995 & 1994 is $75,000 which is paid in the capacity as a consultant to the Bank. There is no written agreement covering the terms of this consulting and there is no current plan to reduce the agreement to writing. Hugh S. Potts, Sr. served as Chairman of the Board of Directors and Chief Executive Officer of the Bank for approximately 24 years, during which time he developed numerous business relationships on behalf of the Bank and gained knowledge in the day-to-day management and operations of the Bank. Pursuant to the term of the Mr. Potts' consulting agreement with the Bank, he is regularly (almost daily) at the Bank where he advises management on a variety of topics, including business development. With his years of experience in bank management, Mr. Potts acts as an adviser on how to solve the various problems and issues that arise in the Bank's operations, including customer relations, personnel matters, strategic planning, and regulatory concerns. The Bank anticipates that this consulting agreement with Mr. Potts will continue as long as Mr. Potts is Physically able to be present at the Bank and contribute his experience and knowledge.

Pension Plan

The following table indicates the estimated annual benefits payable to persons in specified classification upon retirement at age 65.

    Average Annual                             Credited Years of Service
     Compensation            15             20             25             30             35
       $25,000             $3,000         $4,000         $5,000         $6,000         $7,000
        50,000              6,000          8,000         10,000         12,000         14,000
        75,000              9,000         12,000         15,000         18,000         21,000
       100,000             12,000         16,000         20,000         24,000         28,000
       160,000             19,200         25,600         32,000         38,400         44,800


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

Director Compensation

Directors receive compensation in the amount of $700 per Board meeting attended payable at the end of the year, plus an additional $20 for each committee meeting attended.

ITEM 12. EQUITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS

Management of the Company knows of no person who owns of record or beneficially, directly or indirectly, more than 5% of the outstanding common stock of the Company except as set forth below:

Name and Address               Amount and Nature of Beneficial        Percent of
of Beneficial Owner               Ownership of Common Stock             Class
Hugh S. Potts, Jr.                   339,651 shares   (1)              10.02%
1104 Walnut Grove Road
Kosciusko, MS  39090


(1) Mr. Potts shares voting and investment power with respect to 41,500 of these shares, which are held in two trusts.

The following table shows the number and percentage of shares of the Company's common stock beneficially owned by each director and by all directors and executive officers as a group, as of December 31, 1995. Except as otherwise indicated, each director has sole voting and investment power with respect to the shares shown on the table.

  Name and Address                Amount and Nature of Beneficial            Percent of
of Beneficial Owner                 Ownership of Common Stock                  Class
-------------------                 -------------------------                  -----
Fred A. Bell, Jr.                        15,000 shares                         0.44%
603 Hickory Hill Drive
P. O. Box 694
Kosciusko, MS  39090

Charles T. England                       15,000 shares                         0.44%
608 Smythe Street
P. O. Box 414
Kosciusko, MS  39090

Toxey Hall, III                           2,112 shares                         0.06%
1498 Sunset Drive
Canton, MS  39046

Barbara K. Hammond                        2,000 shares                         0.06%
1468 Roxbury Court
Jackson, Ms  39211

  Name and Address                Amount and Nature of Beneficial            Percent of
of Beneficial Owner                 Ownership of Common Stock                  Class
-------------------                 -------------------------                  -----
J. Marlin Ivey    (4)                    112,000 shares                         3.30%
309 East Jefferson St.
P. O. Box 610
Kosciusko, MS  39090

Joseph M. Ivey   (4)                       8,662 shares                         0.26%
211 South Madison Street
P. O. Box 610
Kosciusko, MS  39090

R. Dale McBride                           17,364 shares  (6)                    0.51%
Route 1, Box 179
Durant, MS  39063

Susan P. McCaffery    (7)                113,822 shares  (8)                    3.36%
327 East Jefferson St.
Kosciusko, MS  39090

William M. Myers, DDS                     21,520 shares  (9)                    0.63%
308 East Jefferson St.
Kosciusko, MS  39090

Otho E. Pettit, Jr.                       10,754 shares  (10)                   0.32%
212 Oakland
Kosciusko, MS  39090

Hugh S. Potts, Jr.   (7)                 339,651 shares  (11)                  10.02%
1104 Walnut Grove Road
Kosciusko, MS  39090

Charles W. Ritter, Jr.                   152,000 shares  (12)                   4.48%
Woodbrier Subdivision
P. O. Box 528
Kosciusko, MS  39090

W. C. Shoemaker                           40,266 shares                         1.19%
P. O. Box 550
Kosciusko, MS  39090

Scott M. Wiggers                          11,908 shares  (13)                   0.35%
1204 Shady Oak Drive
Kosciusko, MS  39090

Edward G. Woodard                          8,306 shares  (2)                    0.24%
P. O. Box 488
Kosciusko, MS  39090

Executive Officers of the Bank             5,298 shares                         0.16%

Named Executive Officers                 875,663 shares                        25.82%
(including Executive Officers of the Bank
 and Directors as a Group)

 (1) Mr. England shares voting and investment power with respect to these shares with his wife.

 (2) Mr. Woodard shares voting and investment power with respect to 880 of these shares with his wife.

 (3)  Left blank intentionally.

 (4)  Director J. Marlin Ivey is the father of director Joseph M. Ivey.

 (5) Of these shares, 92,000 are registered in the name of Ivey National Corp., of which Mr. Ivey is the President.

 (6) Mr. McBride shares voting and investment power with respect to 12,780 of these shares with his wife and children.

 (7) Mrs. McCaffery and Hugh S. Potts, Jr. are brother and sister. Their father is the Company's former Chief Executive Officer and Chairman of the Board Hugh S. Potts, Sr.

 (8) Mrs. McCaffery shares voting and investment power with respect to 19,785 of these shares with her husband and children.

 (9) Dr. Myers shares voting and investment power with respect to 13,200 of these shares with his children.

(10) Mr. Pettit shares voting and investment powers with respect to 3,726 of these shares.

(11) Mr. Potts shares voting and investment power with respect to 41,500 of these shares, which are held in two trusts.

(12) Mr. Ritter shares investment power with respect to 60,000 of these shares with his wife and two children.

(13) Mr. Wiggers shares voting and investment power with respect to 1,134 of these shares with his wife.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As discussed in Note 4 of the consolidated financial statements, through the Bank, the Company makes loans to its directors and executive officers and their associates. All such loans were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal risk of collectibility or present other unfavorable features.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON

         FORM 8-K

A-1.     Financial Statements

        The report of Shearer, Taylor & Co., independent auditors, and the following consolidated financial statements of First M & F Corporation and
Subsidiary are included in the Registrant's 1995        Annual Report to
Shareholders and are incorporated into Part II, Item 8,  herein by reference.

         Report of Independent Certified  Public Accountants
         Consolidated Statements of Condition as of December 31, 1995 and 1994 Consolidated Statements of Income for the Years ended December 31,
            1995, 1994, and 1993
         Consolidated  Statements of Stockholders' Equity  for the Years ended
            December 31, 1995, 1994 and 1993
         Consolidated Statements of Cash Flows for the Years ended December
            31, 1995, 1994 and 1993
         Notes to the Consolidated Financial Statements
         Selected Financial Data and Principal Markets and Prices of the
           Company's Stock

A-2.     Financial Statement Schedules

         The schedules to the consolidated financial statements set forth by
Article 9 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.


A-3.     Exhibits

         The exhibits listed in the Exhibit Index are filed herewith or are incorporated herein by reference.


B.       Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FIRST M & F CORPORATION


BY: /S/ HUGH S. POTTS, JR.              BY: /S/ SCOTT M. WIGGERS
    --------------------------------        ----------------------------------
HUGH S. POTTS, JR                           SCOTT M. WIGGERS
CHAIRMAN OF THE BOARD AND                   PRESIDENT
CHIEF EXECUTIVE OFFICER

DATE: MARCH 21, 1996                    DATE:  MARCH 21, 1996

                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


DATE:       March 21, 1996       BY: /S/
                                     ----------------------------------------------
                                          HUGH S. POTTS, JR., DIRECTOR

DATE:       March 21, 1996       BY: /S/
                                     ----------------------------------------------
                                          SCOTT M. WIGGERS, DIRECTOR

DATE:       March 21, 1996       BY  /S/
                                     ----------------------------------------------
                                          FRED A. BELL, JR., DIRECTOR

DATE:       March 21, 1996       BY: /S/
                                     ----------------------------------------------
                                          CHARLES T. ENGLAND, DIRECTOR

DATE:       March 21, 1996       BY: /S/
                                     ----------------------------------------------
                                          TOXEY HALL III, DIRECTOR

DATE:       March 21, 1996       BY: /S/
                                     ----------------------------------------------
                                          BARBARA K. HAMMOND, DIRECTOR

DATE:       March 21, 1996       BY: /S/
                                     ----------------------------------------------
                                          J. MARLIN IVEY, DIRECTOR

DATE:       March 21, 1996       BY: /S/
                                     ----------------------------------------------
                                          JOE IVEY, DIRECTOR

DATE:       March 21, 1996       BY: /S/
                                     ----------------------------------------------
                                          R. DALE McBRIDE, DIRECTOR

DATE:       March 21, 1996       BY: /S/
                                     ----------------------------------------------
                                          SUSAN P. McCAFFERY, DIRECTOR

DATE:       March 21, 1996       BY: /S/
                                     ----------------------------------------------
                                          WILLIAM M. MYERS, DIRECTOR

DATE:       March 21, 1996       BY: /S/
                                     ----------------------------------------------
                                          OTHO E. PETIT, JR., DIRECTOR

DATE:       March 21, 1996       BY: /S/
                                     ----------------------------------------------
                                          CHARLES W. RITTER, JR., DIRECTOR

DATE:       March 21, 1996       BY: /S/
                                     ----------------------------------------------
                                          W.C. SHOEMAKER, DIRECTOR

DATE:       March 21, 1996       BY: /S/
                                     ----------------------------------------------
                                          EDWARD G. WOODARD, DIRECTOR

EXHIBIT INDEX

    3(A) Articles of Incorporation, as amended. Filed as Exhibit 3 to the Company's Form S-1(File no. 33-08751) September 15, 1986, incorporated herein by reference.

    3(B) Bylaws, as amended. Filed as Exhibit 3-b to the Company's Form S-1(File no. 33-08751) September 15, 1986, incorporated herein by reference.

    13 Only those portions of the Registrant's Annual Report to Shareholders expressly incorporated by reference herein are included in this exhibit and, therefore, are filed as a part of this report of Form 10-K.

    27           Financial Data Schedule.


                 All other exhibits are omitted as they are inapplicable or are not required by the related instructions.