Form 10-Q
period 1996-03-31
FIRST M&F CORP/MS
filed 1996-05-14
CIK 320387

                      SECURITIES  AND EXCHANGE COMMISSION

                            Washington, D. C.  20459

                                   FORM 10-Q


               Quarterly Report Under Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934
                      For the quarter ended March 31, 1996
                         Commission File Number 0-9424

                             FIRST M&F CORPORATION

             (Exact name of registrant as specified in its charter)


                   Mississippi                              64-0636653
                   -----------                              ----------
         (State or other jurisdiction of                 (I.R.S. Employer
          incorporation of organization                 Identification no.)

   221 East Washington Street, Kosciusko, Mississippi          39090
   --------------------------------------------------          ------
      (Address of principal executive offices)               (Zip code)


                 Registrant's telephone number: (601) 289-5121
                                   No change

     ____________________________________________________________________
              Former name, former address and former fiscal year,
                          if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes    X                           No
                     --------                          -------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                Class                                    Outstanding at April 26, 1996
                -----                                    -----------------------------
   Common stock ($5.00 par value)                              3,390,900 shares

                                     INDEX

                      FIRST M&F CORPORATION AND SUBSIDIARY


PART   I.        FINANCIAL INFORMATION                                              Page
                                                                                    ----

Item 1.          Financial Statements (unaudited)

Condensed consolidated statements of condition
                 March 31, 1996 and December 31, 1995                                  3

Condensed consolidated statements of income - Three months ended
                 March 31, 1996 and 1995                                               4

Condensed consolidated statement of stockholders' equity - Three  months
                 ended March 31, 1996 and 1995                                         5

Condensed consolidated statements of cash flows - Three months ended
                 March 31, 1996 and 1995                                               6

Item 2.          Managements' Discussion and Analysis of Financial Condition
                 and Results of Operations                                            7-10

PART II.         OTHER INFORMATION

Item 1.          Legal Proceedings                                                     11

Item 2.          Changes in Securities                                                 11

Item 3.          Defaults upon Senior Securities                                       11

Item 4.          Submission of Matters to a Vote of Security Holders                   11

Item 5.          Other Information                                                     11

Item 6.          Exhibits and Reports on Form 8-K                                      11

SIGNATURE                                                                              12

 PART I. FINANCIAL INFORMATION
 FIRST M&F CORPORATION AND SUBSIDIARY
 CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

                                                          March 31, 1996      December 31, 1995
                                                          --------------      -----------------
ASSETS
Cash and due from banks                                     $ 20,580,725          $ 18,823,519
Interest bearing bank balances                                 4,065,257               314,603
Investment securities, market value of
  $54,695,000 (1996) and $53,210,000 (1995)                   54,775,540            52,814,271
Securities available for sale                                126,443,738           128,189,968
Federal funds sold                                            23,200,000             1,000,000
Loans                                                        312,823,289           306,516,205
 Unearned discount                                           (14,384,673)          (14,513,713)
 Reserve for possible loan losses                             (4,406,355)           (4,250,000)
                                                           -------------        --------------
       Net loans                                             294,032,261           287,752,492
Bank premises and equipment                                    8,026,729             7,536,916
Accrued interest receivable                                    5,133,245             4,975,448
Other real estate                                                 85,214               148,176
Intangible assets                                              2,816,428             2,859,099
Other assets                                                   1,806,414             1,392,666
                                                           -------------        --------------
                                                            $540,965,551          $505,807,158
                                                           =============        ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Non interest bearing                                       $ 53,440,475          $ 52,160,180
 Interest bearing                                            394,626,172           353,702,646
                                                           -------------        --------------
       Total deposits                                        448,066,647           405,862,826
                                                           -------------        --------------
Securities sold under agreements to
 repurchase and other short-term borrowings                   40,024,038            48,293,668
Long term debt                                                 2,951,926             3,005,497
Accrued interest payable                                       2,289,642             2,529,304
Other liabilities                                              2,159,393             1,346,902
                                                           -------------        --------------
       Total liabilities                                     495,491,646           461,038,197
                                                           =============        ==============

Stockholders' equity
Common stock of  $5.00  par value. 5,000,000 shares
 authorized, 3,394,656 issued and outstanding                 16,973,280            16,973,280
Additional paid-in capital                                    10,653,316            10,653,316
Retained earnings                                             17,759,012            16,492,206
Market valuation for securities available for sale,
 net of income taxes                                             137,125               698,987
                                                           -------------         -------------
                                                              45,522,733            44,817,789

Less treasury shares, 3,756 shares, at cost                      (48,828)              (48,828)
                                                            ------------         -------------
      Net stockholders' equity                                45,473,905            44,768,961
                                                            ============         =============
                                                            $540,965,551          $505,807,158
                                                            ============         =============


Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date. The accompanying notes are an integral part of these financial statements.

PART I. FINANCIAL INFORMATION
FIRST M&F CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                               Three Months Ended
                                                      -----------------------------------
                                                      March 31, 1996       March 31, 1995
                                                      --------------       --------------
Interest income:
 Interest and fees on loans                            $  7,273,856         $   6,216,194
 Interest on interest bearing bank balances                  58,629                32,755
 Taxable income on investment securities                  2,055,882             1,608,035
 Tax-exempt income on investment securities                 502,213               594,078
 Interest on Federal funds sold                             229,614               136,083
                                                       ------------         -------------
       Total interest income                             10,120,194             8,587,145
                                                       ------------         -------------
 Interest expense:
 Interest on deposits                                     4,351,608             3,213,418
 Interest on securities sold under agreements
   to repurchase and other short-term borrowing             552,890               643,683
 Interest on long term debt                                  45,500                57,194
                                                       ------------         -------------
       Total interest expense                             4,949,998             3,914,295
                                                       ------------         -------------
       Net interest income                                5,170,196             4,672,850
Provision for possible loan losses                          256,486               333,298
                                                       ------------         -------------
       Net interest income after
         provision for possible loan losses               4,913,710             4,339,552
Other operating income:
 Service charges on deposits                                845,321               751,246
 Credit insurance income                                    109,227               123,264
 Gains on sales of investment securities                          0                     0
 Gains (losses) on AFS Investments                           27,316                10,000
 Other income                                               134,769               360,953
                                                       ------------         -------------
       Total other operating income                       1,116,633             1,245,463
                                                       ------------         -------------
Other operating expenses:
 Salaries and employee benefits                           1,932,368             1,617,637
 Net occupancy expense                                      271,755               215,152
 Equipment and data processing expenses                     420,181               458,507
 Regulatory insurance and fees                               12,772               220,618
 Other expenses                                             878,050             1,013,716
                                                       ------------         -------------
      Total other operating expenses                      3,515,126             3,525,630
                                                       ------------         -------------
       Income before income taxes                         2,515,217             2,059,385
Income taxes                                                672,015               554,251
                                                       ------------         -------------
        Net income                                       $1,843,202            $1,505,134
                                                       ============         =============

 Earnings per share                                           $0.54                 $0.48
                                                       ============         =============



Note: The accompanying notes are an integral part of these financial statements.

 FIRST M&F CORPORATION AND SUBSIDIARY
 CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (UNAUDITED)


                                                 ADDITIONAL                                     UNREALIZED
                                     COMMOM       PAID-IN        RETAINED        TREASURY      LOSS ON AVAIL
                                     STOCK         CAPITAL       EARNINGS         STOCK        FOR SALE SEC.       TOTAL
                                  -----------   ------------    -----------     ---------     ---------------    -----------
Balance, January 1, 1995          $15,623,280     $8,493,316    $12,248,289     ($48,828)      ($1,607,233)      $34,708,824
                                                                                                                           0
Net income                                                        1,505,134                                        1,505,134
Cash dividends paid
  $0.107 per share                                                 (333,904)                                        (333,904)

Net change unrealized loss on                                                                      812,739           812,739
 availiable for sale securities




                                  -----------    -----------    -----------    ---------       -----------       -----------
Balance, March 31, 1995           $15,623,280     $8,493,316    $13,419,519     ($48,828)        ($794,494)      $36,692,793
                                  ===========    ===========    ===========    =========       ===========       ===========

Balance, January 1, 1996          $16,973,280    $10,653,316    $16,492,206     ($48,828)         $698,987       $44,768,961

Net income                                                        1,843,202                                        1,843,202


Cash dividends paid,
  $0.17 per share                                                  (576,396)                                        (576,396)

Net change unrealized gain on
  available for sale securities                                                                   (561,862)         (561,862)


                                  -----------    -----------    -----------    ---------       -----------       -----------
Balance, March 31, 1996           $16,973,280    $10,653,316    $17,759,012     ($48,828)         $137,125       $45,473,905
                                  ===========    ===========    ===========     ========       ===========       ===========


Note: The accompanying notes are an integral part of these financial statements.

 PART I. FINANCIAL INFORMATION
 FIRST M&F CORPORATION AND SUBSIDIARY

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

                                                              Three Months Ended March 31,
                                                             ------------------------------
                                                                1996                1995
                                                             ----------          ----------
Cash Flows From Operating Activities:
Net income                                                   $1,843,202          $1,505,134
Adjustments to reconcile net income to cash
  provided by operating activities:
     Depreciation and amortization                              262,959             295,752
     Provisions for possible loan losses                        256,486             333,298
     (Decrease) Increase in interest receivable                (157,797)            632,711
     Net (Increase) in accounts payable                        (239,662)            (64,495)
     Other, net                                                 751,389            (783,619)
                                                            -----------         -----------
         Net cash provided by operating activities            2,716,577           1,918,781
                                                            -----------         -----------

Cash flows from investing activities:
      (Increase) in interest bearing bank balances           (3,750,654)         (3,042,992)
      Investment securities-H/M, net                         (1,961,269)         (3,806,617)
      Securities availiable for sale, net                       894,924           5,545,253


      Net (increase) decrease in Federal Funds sold         (22,200,000)        (16,350,000)
      Net increase in loans                                  (6,536,255)         (3,323,745)
      Net increase in bank premises and equipment              (710,341)           (641,255)
                                                            -----------         -----------
           Net cash used in investing  activities           (34,263,595)        (21,619,356)
                                                            -----------         -----------

Cash flows from financing activities:
      Net increase deposits                                  42,203,821          25,531,088
      Net increase (decrease) in securities sold
        under agreements to repurchase and other
        short-term borrowings                                (8,146,997)          1,043,470
      Net increase (decrease) in long term debt                (176,204)             30,203
      Proceeds of Sale of Common Stock                                0                   0
      Cash dividends                                           (576,396)           (333,904)
      Treasury stock sales, net                                       0                   0
                                                            -----------         -----------
           Net cash provided by financing activities         33,304,224          26,270,857
                                                            -----------         -----------

           Net increase in cash and due from banks            1,757,206           6,570,282

Cash and due from banks at January 1                         18,823,519          16,325,586
                                                            ===========         ===========
Cash and due from banks at March 31                         $20,580,725         $22,895,868
                                                            ===========         ===========


Note: The accompanying notes are an integral part of these financial statement.

FIRST M&F CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 1996

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements of First M&F Corporation include the financial statements of Merchants & Farmers Bank, a wholly owned subsidiary, and its wholly owned subsidiaries, First M&F Insurance Co., M&F Financial Services, Inc. and M&F Bank Securities Corporation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE 2:  BUSINESS COMBINATION

On December 31, 1995, Farmers and Merchants Bank of Bruce, Mississippi was merged with the Company. The stockholders of Farmers and Merchants received 450,000 shares of common stock of the Company in exchange for all of the issued and outstanding common shares of Farmers and Merchants. All financial data of the Company has been restated to reflect the business combination using the pooling of interest method of accounting. There were no material adjustments to the net assets of Farmers and Merchants as a result of adopting the same accounting methods as the Company. See Note 2 to the consolidated financial statements for the year ended December 31, 1995 as contained in the annual report to stockholders.

                      FIRST M&F CORPORATION AND SUBSIDIARY

           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

Net income for the three months ended March 31, 1996, was $1,843,202, a 22.5% increase over the same period in 1995. The following is a summary of the net change in several broad categories of income and expense.


                                              Three Months Ended March 31,
                                              ----------------------------

                                     1996           1995         $ Change         % Change
                                     ----           ----         --------         --------
Net interest income             $ 5,170,196    $  4,672,850      $  497,346          10.6%
Provision for loan loss             256,486         333,298         (76,812)       (23.0)%
Other operating income            1,116,663       1,245,463        (128,830)       (10.3)%
Other operating expense           3,515,126       3,525,630          10,504             0%
                                -----------    ------------     -----------        -------

Net income before tax           $ 2,515,217    $  2,059,385      $  455,832          22.1%
                               ------------    ------------      ----------        -------

Net income after tax            $ 1,843,202    $  1,505,134      $  338,068          22.5%
                               ------------    ------------      ----------        -------

Net interest income continues to reflect the growth in earning assets occurring during 1995 and continues to remain a positive indicator into the first quarter of 1996. Net interest income as a percent of earning assets
(net margin) has increased to 4.25% at March 31, 1996, as compared to 4.24% for the year 1995 and 4.29% for 1994. The Company's yield on earning assets during the quarter increased to 8.33% versus 7.97% for the year 1995 and 7.31% for 1994. Cost of funds at March 31,1996 was 4.07% versus 3.72% for the year 1995 and 3.02% for 1994. The Company generally matched competitive lending and deposit product rates throughout the quarter. The provision for possible loan losses was decreased approximately $20,000 per month during the 1996 quarter as compared to 1995. Generally this level of loan loss provision was considered adequate given the excellent results of collection and past-due efforts during 1995 and the continued excellent condition of the allowance for loan losses during the first quarter of 1996. The allowance for loan loss as a percent of total loans, increased to 1.48% at March 31, 1996 versus 1.45% at December 31, 1995. Management has approved an approximate $75,000 provision per month for the second quarter of 1996.

Other operating income and other operating expense continue to reflect management's emphasis on improvements in overall efficiency within the Company. The efficiency ratio at March 31, 1996 was approximately 55.8% versus 58.9% for the year 1995. The single largest factor affecting this ratio has been the reduction of the FDIC assessment for deposit insurance. Other noninterest income and expense has generally been held within projected 1996 budgeted operations as management continues to emphasize the improvement of noninterest income and the reduction of noninterest expense within the Company.


                              FINANCIAL CONDITION

At March 31, 1996, loans net of unearned discount were $298,438,616, a 2.2% increase over December 31, 1995. Investment securities held to maturity and securities available for sale remained approximately the same levels as those at December 31, 1995. Federal funds sold of approximately $23,200,000 reflect the historical levels associated with deposits of public taxing authorities and other increases in deposits. Total assets at March 31, 1996 totaled $540,965,551 as compared to $505,807,158 at December 31, 1995, an approximate $35 million increase. Of this, deposit related products account for the bulk of the increase. During the first quarter of 1996, a CD campaign produced approximately $14 million in new funds. Additionally, there have been increased levels of deposits by public entities which increased the overall level of deposits at March 31, 1996.

                                CAPITAL ADEQUACY

As discussed in the consolidated financial statements contained in the annual report to stockholders for 1995, as a result of the stock offering completed May 10, 1995, and the acquisition completed December 31, 1995, capital adequacy is in excess of 8% (leverage ratio), which places the Company's capital over peer bank levels. The Company, through normal banking relationships, has superior relationships with its correspondents and also is a member of the Federal Home Loan Bank of Dallas. These relationships provide additional funding levels should the need arise.

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

         None.

ITEM 5.          OTHER INFORMATION

         None

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits:

                 Exhibit 11 -     Statement re computation of earnings per share

FIRST M&F CORPORATION

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  FIRST M&F CORPORATION
                                            --------------------------------
                                                       (Registrant)




DATE: MAY 10, 1996                     /s/  HUGH S. POTTS, JR.
                                            ------------------------------------
                                            Hugh S. Potts, Jr.
                                            Chairman and Chief Executive Officer




DATE: MAY 10, 1996                     /s/  SCOTT M. WIGGERS
                                            ------------------------------------
                                            Scott M. Wiggers
                                            Wiggers President and Chief
                                            Accounting Officer

                                 EXHIBIT INDEX
                                 -------------
          EXHIBIT
           NUMBER                            DESCRIPTION
          -------                            -----------

            11               Statement re Computation of Earnings per Share

            27               Financial Data Schedule