Form 10-Q
period 1996-06-30
FIRST M&F CORP/MS
filed 1996-08-02
CIK 320387

                            FIRST M & F CORPORATION

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20459

                                   FORM 10-Q


               Quarterly Report Under Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

For the quarter ended June 30, 1996             Commission File Number 0-9424

                           FIRST M & F CORPORATION
   ----------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


             Mississippi                                   64-0636653
   -------------------------------                    -------------------
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation of organization)                     Identification No.)

                 Registrant's telephone number:  (601) 289-5121

                                    No Change
   ----------------------------------------------------------------------
              Former name, former address and former fiscal year,
                          if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X       No
                                 -----        -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


            Class                               Outstanding at July 22, 1996
            -----                               ----------------------------

Common stock ($5.00 par value)                        3,394,656 shares

                     FIRST M & F CORPORATION AND SUBSIDIARY

                                   FORM 10-Q

                                    CONTENTS


                                                                            Page
                                                                            ----
PART I:  FINANCIAL INFORMATION
  Item 1 - Financial Statements (unaudited):
             Condensed consolidated statements of condition                   3
             Condensed consolidated statements of income                      4
             Condensed consolidated statements of stockholders'
               equity                                                         5
             Condensed consolidated statements of cash flows                  6
             Notes to condensed consolidated financial statements             7

  Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations                      8


PART II:  OTHER INFORMATION
  Item 1 - Legal Proceedings                                                 13
  Item 2 - Changes in Securities                                             13
  Item 3 - Defaults upon Senior Securities                                   13
  Item 4 - Submission of Matters to a Vote of Security                       13
             Holders                                                         13
  Item 5 - Other Information                                                 13
  Item 6 - Exhibits and Reports on Form 8-K                                  13

SIGNATURE                                                                    14

                         PART I:  FINANCIAL INFORMATION

Item 1 - Financial Statements

                     FIRST M & F CORPORATION AND SUBSIDIARY

                 Condensed Consolidated Statements of Condition

                                                         June 30,        December 31,
                   Assets                                  1996              1995
                   ------                             --------------    --------------
Cash and due from banks                               $   23,162,680    $   18,823,519
Interest bearing bank balances                             5,186,848           314,603
Investment securities, market value of
  $51,382,500 in 1996 and $53,210,000 in 1995             51,817,479        52,814,271
Securities available for sale                            105,865,156       128,189,968
Federal funds sold                                        20,600,000         1,000,000

Loans                                                    335,114,431       306,516,205
  Unearned discount                                      (17,479,990)      (14,513,713)
  Reserve for possible loan losses                        (4,480,520)       (4,250,000)
                                                      --------------    --------------
          Net loans                                      313,153,921       287,752,492
Bank premises and equipment                                7,851,315         7,536,916
Accrued interest receivable                                5,276,872         4,975,448
Other real estate                                            311,791           148,176
Intangible assets                                          2,782,085         2,859,099
Other assets                                               2,269,392         1,392,666
                                                      --------------    --------------

          Total assets                                $  538,277,539    $  505,807,158
                                                      ==============    ==============

     Liabilities and Stockholders' Equity
     ------------------------------------

Liabilities:
  Deposits:
    Non-interest bearing                              $   58,646,736    $   52,160,180
    Interest bearing                                     392,346,768       353,702,646
                                                      --------------    --------------
          Total deposits                                 450,993,504       405,862,826
  Securities sold under agreements to
    repurchase                                            21,942,619        48,293,668
  Other borrowings                                        14,682,994         3,005,497
  Accrued interest payable                                 2,520,539         2,529,304
  Other liabilities                                        1,721,375         1,346,902
                                                      --------------    --------------
          Total liabilities                              491,861,031       461,038,197
                                                      --------------    --------------

Stockholders' Equity:
  Common stock, $5.00 par value, 5,000,000 shares
    authorized, 3,394,656 issued and outstanding          16,973,280        16,973,280
  Additional paid-in capital                              10,698,388        10,653,316
  Retained earnings                                       18,980,015        16,492,206
Market valuation of securities available for sale,
  net of income taxes                                       (235,175)          698,987
                                                      --------------    --------------
                                                          46,416,508        44,817,789
Less treasury shares, 3,756 shares, at cost in 1995             --             (48,828)
                                                      --------------    --------------
          Net stockholders' equity                        46,416,508        44,768,961
                                                      --------------    --------------

          Total liabilities and stockholders          $  538,277,539    $  505,807,158
                                                      ==============    ==============

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements.

                     FIRST M & F CORPORATION AND SUBSIDIARY

            Condensed Consolidated Statements of Income (Unaudited)

                                       Three Months Ended June 30,     Six Months Ended June 30,
                                       ----------------------------   ---------------------------
                                           1996            1995           1996           1995
                                       ------------    ------------   ------------   ------------
Interest income:
  Interest and fees on loans           $  7,524,271    $  6,651,080   $ 14,798,127   $ 12,918,683
  Interest on interest bearing
    bank balances                            61,819          48,859        120,448         81,614
  Taxable income on investment
    securities                            1,994,162       1,758,558      4,050,044      3,366,593
  Tax-exempt income on investment
    securities                              492,563         530,837        994,776      1,073,506
  Interest on Federal funds sold            202,774         175,159        432,388        311,242
                                       ------------    ------------   ------------   ------------
          Total interest income          10,275,589       9,164,493     20,395,783     17,751,638
                                       ------------    ------------   ------------   ------------

Interest expense:
  Interest on deposits                    4,500,529       3,595,204      8,852,137      6,808,622
  Interest on securities sold under
    agreements to repurchase                379,466         632,759        932,356      1,276,442
  Interest on long-term debt                 42,861          52,700         88,361        109,894
                                       ------------    ------------   ------------   ------------
          Total interest expense          4,922,856       4,280,663      9,872,854      8,194,958
                                       ------------    ------------   ------------   ------------

          Net interest income             5,352,733       4,883,830     10,522,929      9,556,680
Provision for possible loan losses          247,995         287,718        504,481        621,016
                                       ------------    ------------   ------------   ------------
          Net interest income after
            provision for possible
            loan losses                   5,104,738       4,596,112     10,018,448      8,935,664
                                       ------------    ------------   ------------   ------------

Other operating income:
  Service charges on deposits               883,001         751,375      1,728,322      1,502,621
  Credit insurance income                   137,255         122,866        246,482        190,391
  Gains (losses) on AFS investments          (5,365)           --           21,951         10,000
  Other income                              188,318         190,371        323,087        551,324
                                       ------------    ------------   ------------   ------------
          Total other operating
            income                        1,203,209       1,064,612      2,319,842      2,254,336
                                       ------------    ------------   ------------   ------------

Other operating expenses:
  Salaries and employee benefits          2,028,263       1,710,821      3,960,631      3,328,458
  Net occupancy expense                     250,312         200,092        522,067        415,244
  Equipment and data processing
    expenses                                445,460         397,441        865,641        855,948
  Regulatory insurance and fees              21,244         224,283         34,016        444,901
  Other expenses                            965,520       1,194,781      1,843,570      2,152,758
                                       ------------    ------------   ------------   ------------
          Total other operating
            expenses                      3,710,799       3,727,418      7,225,925      7,197,309
                                       ------------    ------------   ------------   ------------

          Income before income taxes      2,597,148       1,933,306      5,112,365      3,992,691
Income taxes                                731,415         399,929      1,403,430        954,180
                                       ------------    ------------   ------------   ------------

          Net income                   $  1,865,733    $  1,533,377   $  3,708,935   $  3,038,511
                                       ============    ============   ============   ============


Earnings per share                     $       0.55    $       0.47   $       1.09   $       0.95
                                       ============    ============   ============   ============

                     FIRST M & F CORPORATION AND SUBSIDIARY

     Condensed Consolidated Statements of Stockholders' Equity (Unaudited)


                                    Additional
                      Common         Paid-In        Retained        Treasury       Valuation
                       Stock         Capital        Earnings         Stock         Allowance           Total
                    ------------   ------------   ------------    ------------    ------------    ------------
January 1, 1995     $ 15,623,280   $  8,493,316   $ 12,248,289    $    (48,828)   $ (1,607,233)   $ 34,708,824
Net income                  --             --        3,038,511            --              --         3,038,511
Cash dividends
  paid ($.23
  per share)                --             --         (730,926)           --              --          (730,926)
Net change in
  unrealized
  loss on
  available
  for sale
  securities                --             --             --              --         1,379,757       1,379,757
Sale of common
  stock                1,350,000      2,160,000           --              --              --         3,510,000
                    ------------   ------------   ------------    ------------    ------------    ------------

June 30, 1995       $ 16,973,280   $ 10,653,316   $ 14,555,874    $    (48,828)   $   (227,476)   $ 41,906,166
                    ============   ============   ============    ============    ============    ============


January 1, 1996     $ 16,973,280   $ 10,653,316   $ 16,492,206    $    (48,828)   $    698,987    $ 44,768,961
Net income                  --             --        3,708,935            --              --         3,708,935
Sale of
  treasury shares           --           45,072           --            48,828            --            93,900
Cash dividends
  paid ($.36
  per share                 --             --       (1,221,126)           --              --        (1,221,126)
Net change in
  unrealized
  loss on
  available
  for sale
  securities                --             --             --              --          (934,162)       (934,162)
                    ------------   ------------   ------------    ------------    ------------    ------------

June 30, 1996       $ 16,973,280   $ 10,698,388   $ 18,980,015    $       --      $   (235,175)   $ 46,416,508
                    ============   ============   ============    ============    ============    ============

                     FIRST M & F CORPORATION AND SUBSIDIARY

          Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                        Six Months Ended June 30,
                                                      ----------------------------
                                                          1996            1995
                                                      ------------    ------------
Cash flows from operating activities:
  Net income                                          $  3,708,935    $  3,038,511
  Adjustments to reconcile net income to cash
    provided by operating activities:
    Depreciation and amortization                          564,730         528,505
    Provisions for possible loan losses                    504,481         646,000
    (Decrease) increase in interest receivable            (301,424)         76,349
    Net (increase) in accounts payable                      (8,765)        463,017
    Other, net                                            (673,716)        846,345
                                                      ------------    ------------

          Net cash provided by operating activities      3,794,241       5,598,727
                                                      ------------    ------------

Cash flows from investing activities:
  Net increase in interest bearing bank balances        (4,872,245)     (6,255,057)
  Investment securities - H/M, net                         996,792      (4,448,018)
  Securities available for sale, net                    21,390,650          17,987
  Net increase in Federal funds sold                   (19,600,000)     (4,100,000)
  Net increase in loans                                (25,905,910)    (12,683,501)
  Net increase on bank premises and equipment             (794,267)       (698,419)
                                                      ------------    ------------

          Net cash used in investing activities        (28,784,980)    (28,167,008)
                                                      ------------    ------------

Cash flows from financing activities:
  Net increase in deposits                              45,130,678      29,089,756
  Net increase (decrease) in securities sold
    under agreements to repurchase                     (25,415,983)        141,717
  Net increase (decrease) in other borrowings           10,742,431      (1,719,393)
  Proceeds of sale of common stock                          93,900       3,510,000
  Cash dividends                                        (1,221,126)       (730,926)
                                                      ------------    ------------

          Net cash provided by financing activities     29,329,900      30,291,154
                                                      ------------    ------------

          Net change in cash and due from banks          4,339,161       7,722,873

Cash and due from banks at January 1                    18,823,519      16,325,586
                                                      ------------    ------------

Cash and due from banks at June 30                    $ 23,162,680    $ 24,048,459
                                                      ============    ============

                     FIRST M & F CORPORATION AND SUBSIDIARY

              Notes to Condensed Consolidated Financial Statements


Note 1:  Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by general accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals)considered necessary for a fair presentation have been included. The condensed consolidated financial statements of First M & F Corporation include the financial statements of Merchants & Farmers Bank, a wholly owned subsidiary, and its wholly owned subsidiaries, First M & F Insurance, Co., M & F Financial Services, Inc. and M & F Bank Securities Corporation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.


Note 2:  Business Combination

   On December 31, 1995, Farmers and Merchants Bank of Bruce, Mississippi was merged with the Company. The stockholders of Farmers and Merchants received 450,000 shares of common stock of the Company in exchange for all of the issued and outstanding common shares of Farmers and Merchants. All financial data of the Company has been restated to reflect the business combination using the pooling of interest method of accounting. There were no material adjustments to the net assets of Farmers and Merchants as a result of adopting the same accounting methods as the Company. See Note 2 to the consolidated financial statements for the year ended December 31, 1995, as contained in the annual report to stockholders.


Note 3:  Statements of Cash Flows

   During the six months ended June 30, 1996 and 1995, the Company had the following payments:

                                         June 30,     June 30,
                                           1996         1995
                                        ----------   ----------
      Income taxes                      $1,628,000   $  988,000
      Interest on deposit liabilities    8,766,000    5,874,306
      Interest on other borrowings         991,000    1,354,000
                                        ==========   ==========

                            FIRST M & F CORPORATION

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Earnings Summary

The Company's net income for the six months ended June 30, 1996 was $3,708,935, or $1.09 per share, compared to $3,038,511, or $0.95 per share, for the same period of 1995; an increase in earnings per share of 14.7%; in net earnings of 22%. Return on average assets was 1.43% compared to 1.31% for 1995; return on average equity was 16.36% as contrasted to 15.91% for 1995.

The improvement in these two key measures of bank profitability and performance during 1996 are primarily attributed to the growth in net interest and non interest income combined with a continued emphasis on the budgeting and control of non interest expenses. Another significant factor during this period of 1996, as contrasted to 1995, has been the reduction in the premiums associated with the Federal deposit insurance.

Net Interest Income

During the six month period ending June 30, 1996, the level of net interest income increased $966,249 or 10.1% over the comparable period for 1995. This was the result of an increase in the overall volume of earning assets in excess of interest bearing liabilities. To contrast the two periods, average earning assets for the period ending June 30, 1996 was approximately $484 million compared to approximately $424 million for the same period of 1995; a difference of approximately $60 million. Average interest bearing liabilities for 1996 was approximately $24 million greater than 1995's comparable period. This excess of average earning assets over liabilities contributed to the greater volume of net interest income during 1996. The net interest margin, however, for the period ending June 30, 1996, was approximately 4.25%, contrasted to an approximate margin of 4.52% for the same period of 1995. Additionally, the Company increased its focus on fees associated with the loan product. The period of 1996 produced approximately $635,000 of fee income as compared to approximately $458,000 for 1995. These fees are included in computing the net interest margin.

Provision for Loan Losses

During the six month period ending June 30, 1996, the Company's provision for loan losses was $504,481 contrasted to $621,016 for the same period of 1995. This provision reflects management's assessment of the adequacy of the reserve for possible loan losses to absorb potential losses in the loan portfolio. Factors considered involve an assessment of growth and composition of the portfolios; historical credit loss experience; current and anticipated economic conditions; and changes in the borrower's financial condition. During the first six months of 1996, the Company used $75,000 per month as its estimate of the 1996 requirement; 1995's estimate was $90,000 per month. This reduction was attributed to the overall superior condition of the loan portfolio considering past-dues, collections and other evaluation factors. It is the Company's intent to continue this monthly accrual during 1996.

                            FIRST M & F CORPORATION


Non Interest Income

One of the Company's key long-term strategies is to continue to boost its growth in non interest income. For the six month period ending June 30, 1996, non interest income was $2,319,842 as compared to $2,254,336 for 1995; an increase of approximately $65,500 or 2.9%. The 1995 period included several non-recurring recoveries; however, service charges on deposits reflected an approximate $225,000 or 15% growth and credit insurance income reflected an approximate $56,000 or 29.5% increase for 1996. Management continues to emphasize this area through increased focus and budget/incentive processes.

Non Interest Expense

Another strategy of the Company is to contain non interest expenses within an overall growth discipline. At June 30, 1996, the Company's efficiency ratio, an indicator of control of non interest expenses, was 56% contrasted to 61% for the same period of 1995. As discussed earlier, the FDIC deposit insurance premiums has contributed significantly to this performance, however; improvements have been made in the overall monitoring and control of most key expense accounts through the budgeting and review process.

Salaries and benefits comprise the largest portion of non interest expense and increased 18.9% when compared to the same period of 1995. This reflects the addition of new branches completed and staffed during the last half of 1995 in the Starkville and Philadelphia markets and the opening of an in-store retail location in the WalMart Super Store in Grenada, Mississippi. Additional staffing has also been required in several locations as a result of volume and increased demand.

Other expense reflects a reduction of approximately $310,000 in 1996 compared to 1995. This primarily represents the recovery of property taxes paid in prior years as a result of errors in the assessments by several local taxing authorities.

Income Taxes

For the six months ended June 30, 1996, the Company's effective tax rate was 27.5% as compared to 23.9% for the same period of 1995. This increase in effective rate is the result of the reduction of the level of tax-exempt investment income and for the first year ever, a provision for estimated Mississippi corporate income taxes. The Mississippi 5% corporate tax rate has been factored into the monthly accrual and estimated quarterly payments are being made in compliance with the state taxing regulation.

                            FIRST M & F CORPORATION


Assets/Liabilities

Loans, net of unearned discount, increased to approximately $317.6 million at June 30, 1996, as compared to $292 million at the end of 1995. This $25.6 million or 8.8%, increase in loans since December 31, 1995, generally reflects the overall commitment of the Company to its growth plans and objectives for the next several years. In addition to the economy that was supportive in loan demand, the Company has opened new branch locations in the Starkville, Philadelphia and Grenada, Mississippi markets, and have plans for new delivery locations in Hinds/Madison counties as well as in the Kosciusko/Attala market. These new facilities, in addition to existing markets, and the additional lending (offices) manpower, have provided the impetus for increased and renewed customer contact and sales opportunities. Loan growth during 1996 tracts closely to the projections and budgeted growth in the Company plan for 1996.

The current level of the reserve for possible loan losses approximates 1.40% of total loans outstanding. The Company's nonperforming loans past due 90 days or more remain well controlled and continues to compare favorably to peer levels. The adequacy of the reserve is reviewed quarterly using criteria and guidance provided by the appropriate regulatory agencies and is presented to the Board of Directors for subsequent review and approval. Net loan charge-offs at June 30, 1996 totaled $273,000, compared to $190,000 at June 30, 1995. Regulatory examinations during the period ending June 30, 1996 indicated satisfactory performance and a quality loan portfolio with managable problems. Management will continue to take a prudent approach in the evaluation of the reserve for loan losses.

The securities portfolio is utilized to provide quality investment alternatives for available funds and a stable source of interest income. At June 30, 1996, the total securities portfolio was $157,682,635, down from the December 31, 1995 level by $23 million. This roll-out of the portfolio was offset by Federal funds sold of $20,600,000 at June 30, 1996. These funds were accumulated in anticipation of the pay-out of the long-term deposit relationship with a state university ending July 1, 1996, the completion of the contract period. The bank subsidiary of the Company however; does not anticipate any problems in finding funding sources. The Company's securities portfolio included appropriate anticipation of the contract renewal date.

Yield for the portfolio was at 5.87% for the six months ended June 30, 1996 and is comparable to peer groups. Gross realized gains of approximately $28,800 and gross realized losses of approximately $5,800 on securities available for sale were recognized during the period. There were no sales of held to maturity securities during the period.

Deposits originating from the various communities served by the Company provide the primary source of its funds. Total deposits increased approximately $45 million or 11.1% during the six month period ended June 30, 1996, consistent with growth plans for the year. Overall cost of funds remain at approximately 4.00% and consider the special promotion for short-term certificates of deposits and traditional money market, NOW accounts and savings products such as the Flex account and the recently introduced Liberty fund. Both the Flex and Liberty fund utilized rates tied to specific indices, which adjust quarterly.

                            FIRST M & F CORPORATION


Securities sold under agreements to repurchase was impacted at June 30, 1996 by the loss of the University relationship previously discussed, and reflected a decrease of approximately $26 million for the period.

Other borrowings of $14,682,994 include approximately $11 million originated in late June, 1996; $5 million maturing in 30 days and $6 million maturing monthly over 12 months. These funds were drawn from the Federal Home Loan Bank of Dallas in anticipation of the University monies leaving the Bank after June 30, and to provide an orderly funding of current loan demand, considering July-August traditional loan promotions getting underway at June 30.

Equity

With the Company's action in 1995 to sell 270,000 shares of common stock raising $3.5 million in additional equity, and its acquisition completed December 31, 1995, the Company's current level of capital of 8.62% is in excess of peer levels.

Additionally, the Company's regulatory capital ratios as shown below are in excess of the minimum requirements and qualify the institution as "well capitalized" under the definition of such.

                                                      ($ in Thousands)
                                                      ----------------
  Tier 1 capital                                          $ 43,869
  Tier 2 capital                                             4,481
                                                          --------

            Total qualifying capital                      $ 48,350
                                                          ========


  Risk weighted assets                                    $371,223
                                                          ========


  Total qualifying capital/risk weighted assets              13.03%
                                                             =====


  Leverage ratio                                              8.46%
                                                              ====


On June 28, 1996, the Company was notified that its registration as a 12(G) company with the Securities and Exchange Commission had become effective. The Company has registered with the National Association of Securities Dealers (NASDAQ) and common stock is presently being traded over the counter under the symbol "FMAF".

The dividend payout ratio for the six months ended June 30, 1996 was 32.9% of net income. Dividends for the six month period was $.36 per share resulting in a projected 1996 dividend rate of approximately $.72 per share. Book value per share at June 30, 1996 was $13.67 compared to a $26 per share market price.

                            FIRST M & F CORPORATION


Asset/Liability Management/Liquidity

The asset/liability committee is responsible for managing the Company's program for controlling and monitoring interest rate risk and for maintaining income stability, given the Company's exposure to changes in interest rates. Appropriate policy and guidelines, approved by the board of directors, governs these actions. Monitoring is primarily accomplished through weekly reviews and analysis of asset/liability market conditions and gap analysis.

The asset/liability committee establishes guidelines, approved by appropriate board action, by which the current liquidity position of the Company in monitored to ensure adequate funding capacity. Accessibility to local, regional and other funding sources is also maintained in order to actively manage both the asset and liability sides of the balance sheet. These funding requirements and the Company's ability to maintain liquidity is also enhanced by the Company's consistent earning capacity and adequate capital.

                            FIRST M & F CORPORATION


                          PART II:  OTHER INFORMATION

Item 1 - Legal Proceedings

No new legal proceedings occurred in the first quarter.


Item 2 - Changes in Securities

None


Item 3 - Defaults Upon Senior Securities

None


Item 4 - Submission of Matters to a Vote of Security Holders

None


Item 5 - Other Information

None


Item 6 - Exhibits and Reports on Form 8-K

Exhibit 11 - Statement of computation of earnings per share

Exhibit 27 - Financial Data Schedule

                            FIRST M & F CORPORATION


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


FIRST M & F CORPORATION
- -----------------------
     (Registrant)


                                              S/Hugh S. Potts, Jr.
DATE:  July 29, 1996                   ------------------------------------
                                       Hugh S. Potts, Jr.
                                       Chairman and Chief Executive Officer



                                              S/Scott M. Wiggers
DATE:  July 29, 1996                   ------------------------------------
                                       Scott M. Wiggers
                                       President and Chief Accounting Officer

                              INDEX TO EXHIBITS




EXHIBIT
NUMBER                  DESCRIPTION
- -------                 -----------

  11          - Statement of computation of earnings per share

  27          - Financial Data Schedule
