Form 10-Q
period 1996-09-30
FIRST M&F CORP/MS
filed 1996-11-04
CIK 320387

                            FIRST M & F CORPORATION

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20459

                                   FORM 10-Q


               Quarterly Report Under Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

For the quarter ended September 30, 1996          Commission File Number 0-9424

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

                             Yes   X       No
                                -------       --------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at October 25, 1996
            -----                             -------------------------------
Common stock ($5.00 par value)                        3,394,656 shares

                     FIRST M & F CORPORATION AND SUBSIDIARY

                                   FORM 10-Q

                                    CONTENTS

                                                                                      Page
                                                                                      ----
PART I:  FINANCIAL INFORMATION                                                         3
  Item 1 - Financial Statements (unaudited):
             Condensed Consolidated Statements of Condition                            4
             Condensed Consolidated Statements of Income                               5
             Condensed Consolidated Statements of Stockholders'
               Equity                                                                  6
             Condensed Consolidated Statements of Cash Flows                           7
             Notes to Condensed Consolidated Financial Statements                      8

  Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations                            9-13


PART II:  OTHER INFORMATION
  Item 1 - Legal Proceedings                                                          14
  Item 2 - Changes in Securities                                                      14
  Item 3 - Defaults upon Senior Securities                                            14
  Item 4 - Submission of Matters to a Vote of Security
             Holders                                                                  14
  Item 5 - Other Information                                                          14
  Item 6 - Exhibits and Reports on Form 8-K                                           14


SIGNATURE                                                                             15

                         PART I:  FINANCIAL INFORMATION

                         Item 1 - Financial Statements

                     FIRST M & F CORPORATION AND SUBSIDIARY

                 Condensed Consolidated Statements of Condition

                                                              (Unaudited)
                                                              September 30,       December 31,
                   Assets                                        1996               1995 (1)
                                                             -------------        ------------
Cash and due from banks                                      $  23,643,309        $  18,823,519
Interest bearing bank balances                                   3,286,349              314,603
Federal funds sold                                               7,450,000            1,000,000
Securities available for sale                                   93,047,595          128,189,968
Investment securities, market value of
  $53,195,000 in 1996 and $53,210,000 in 1995                   53,179,737           52,814,271

Loans                                                          350,657,499          306,516,205
  Unearned discount                                            (18,904,245)         (14,513,713)
  Reserve for possible loan losses                              (4,548,279)          (4,250,000)
                                                             -------------        -------------
          Net loans                                            327,204,975          287,752,492
                                                             -------------        -------------
Bank premises and equipment                                      7,921,178            7,536,916
Accrued interest receivable                                      5,030,451            4,975,448
Other real estate                                                  501,406              148,176
Intangible assets                                                2,739,456            2,859,099
Other assets                                                     1,988,086            1,392,666
                                                             -------------        -------------

                                                             $ 525,992,542        $ 505,807,158
                                                             =============        =============

     Liabilities and Stockholders' Equity


Liabilities:
  Deposits:
    Non-interest bearing                                     $  57,655,957        $  52,160,180
    Interest bearing                                           406,782,627          353,702,646
                                                             -------------        -------------
          Total deposits                                       464,438,584          405,862,826
                                                             -------------        -------------
  Securities sold under agreements to repurchase                         -           48,293,668
  Other borrowings                                               8,404,824            3,005,497
  Accrued interest payable                                       2,821,309            2,529,304
  Other liabilities                                              2,294,021            1,346,902
                                                             -------------        -------------
          Total liabilities                                    477,958,738          461,038,197
                                                             -------------        -------------

Stockholders' equity:
  Common stock, $5.00 par value, 5,000,000 shares
    authorized, 3,394,656 issued and outstanding                16,973,280           16,973,280
  Additional paid-in capital                                    10,698,388           10,653,316
  Retained earnings                                             20,249,456           16,492,206
  Market valuation for securities available for
  sale, net of income taxes                                        112,680              698,987
                                                             -------------        -------------
                                                                48,033,804           44,817,789
  Less treasury shares, 3,756 shares, at cost
    in 1995                                                              -              (48,828)
                                                             -------------        -------------
          Net stockholders' equity                              48,033,804           44,768,961
                                                             -------------        -------------

                                                             $ 525,992,542        $ 505,807,158
                                                             =============        =============

The accompanying notes are an integral part of these financial statements.

(1)  Derived from audited financial statements.

                     FIRST M & F CORPORATION AND SUBSIDIARY

                  Condensed Consolidated Statements of Income
                                  (Unaudited)

                                                    Three Months Ended                   Nine Months Ended
                                                      September 30,                        September 30,
                                             -------------------------------        -------------------------------
                                                 1996               1995                1996               1995
                                             ------------        -----------        ------------       ------------
Interest income:
  Interest and fees on loans                 $  8,075,596        $ 7,081,155        $ 22,873,723       $ 19,999,838
  Interest bearing bank balances                   32,377             62,560             152,825            144,174
  Taxable investments                           1,704,843          1,861,333           5,754,887          5,227,926
  Tax exempt investments                          486,441            526,255           1,481,217          1,599,761
  Federal funds sold                              111,667            162,169             544,055            473,411
                                             ------------        -----------        ------------       ------------
          Total interest income                10,410,924          9,693,472          30,806,707         27,445,110
                                             ------------        -----------        ------------       ------------

Interest expense:
  Deposits                                      4,571,726          3,852,959          13,423,863         10,661,581
  Securities sold under agreements
    to repurchase                                  25,955            644,218             958,311          1,920,660
  Long-term debt                                  157,096             40,396             245,457            150,290
                                             ------------        -----------        ------------       ------------
          Total interest expense                4,754,777          4,537,573          14,627,631         12,732,531
                                             ------------        -----------        ------------       ------------

          Net interest income                   5,656,147          5,155,899          16,179,076         14,712,579
Provision for possible loan losses                281,203            414,223             785,684          1,035,239
                                             ------------        -----------        ------------       ------------
          Net interest income after
            provision for possible
            loan losses                         5,374,944          4,741,676          15,393,392         13,677,340
                                             ------------        -----------        ------------       ------------

Other operating income:
  Service charges on deposits                     921,349            776,420           2,649,671          2,282,041
  Credit insurance income                         118,605            113,413             365,087            303,805
  Gains (losses) on securities
    available for sale                               (107)           (98,042)             21,844            (88,042)
  Other income                                    141,658            148,960             464,745            700,284
                                             ------------        -----------        ------------       ------------
          Total other operating
            income                              1,181,505            940,751           3,501,347          3,198,088
                                             ------------        -----------        ------------       ------------

Other operating expenses:
  Salaries and employee benefits                1,990,909          1,777,455           5,951,540          5,105,913
  Net occupancy expense                           236,731            227,704             758,798            642,948
  Equipment and data processing
    expenses                                      435,829            321,037           1,301,470          1,176,985
  Regulatory insurance and fees                    42,896            167,675              76,912            612,576
  Other expenses                                1,108,333          1,190,199           2,951,903          3,342,958
                                             ------------        -----------        ------------       ------------
          Total other operating
            expenses                            3,814,698          3,684,070          11,040,623         10,881,380
                                             ------------        -----------        ------------       ------------

          Income before income taxes            2,741,751          1,998,357           7,854,116          5,994,048
Income taxes                                      827,325            437,255           2,230,755          1,391,435
                                             ------------        -----------        ------------       ------------

          Net income                         $  1,914,426        $ 1,561,102        $  5,623,361       $  4,602,613
                                             ============        ===========        ============       ============

Earnings per share                           $       0.56        $      0.46        $       1.66       $       1.41
                                             ============        ===========        ============       ============


The accompanying notes are an integral part of these financial statements.

                     FIRST M & F CORPORATION AND SUBSIDIARY

           Condensed Consolidated Statements of Stockholders' Equity
                                  (Unaudited)


                                Additional
                    Common       Paid-In       Retained    Treasury      Valuation
                    Stock        Capital       Earnings     Stock        Allowance       Total
                ------------  ------------  ------------  ---------   ------------   ------------
January 1,
  1995          $ 15,623,280  $  8,493,316  $ 12,248,289  $ (48,828)  $ (1,607,233)  $ 34,708,824
Net income                 -             -     4,602,613          -              -      4,602,613
Cash
  dividends
  paid ($.47
  per share)               -             -    (1,530,879)         -              -     (1,530,879)
Net change in
  valuation
  allowance                -             -             -          -      1,579,992      1,579,992
Sale of common
  stock            1,350,000     2,160,000             -          -              -      3,510,000
                ------------  ------------  ------------  ---------   ------------   ------------

September 30,
  1995          $ 16,973,280  $ 10,653,316  $ 15,320,023  $ (48,828)  $    (27,241)  $ 42,870,550
                ============  ============  ============  =========   ============   ============


January 1,
  1996          $ 16,973,280  $ 10,653,316  $ 16,492,206  $ (48,828)  $    698,987   $ 44,768,961
Net income                 -             -     5,623,361          -              -      5,623,361
Sale of
  treasury
  shares                   -        45,072             -     48,828              -         93,900
Cash
  dividends
  paid ($.55
  per share                -             -    (1,866,111)         -              -     (1,866,111)
Net change in
  valuation
  allowance                -             -             -          -       (586,307)      (586,307)
                ------------  ------------  ------------  ---------   ------------   ------------

September 30,
  1996          $ 16,973,280  $ 10,698,388  $ 20,249,456  $       -   $    112,680   $ 48,033,804
                ============  ============  ============  =========   ============   ============





The accompanying notes are an integral part of these financial statements.

                    FIRST M & F CORPORATION AND SUBSIDIARY

                  Condensed Consolidated Statements of Cash
                              Flows (Unaudited)


                                                                                Nine Months Ended September 30,
                                                                              -----------------------------------
                                                                                  1996                   1995
                                                                              ------------           ------------
Cash flows from operating activities:
  Net income                                                                  $  5,623,361           $  4,602,613
  Adjustments to reconcile net income to cash
    provided by operating activities:
    Depreciation and amortization                                                  867,525                734,021
    Provision for possible loan losses                                             785,684              1,035,239
    Increase in interest receivable                                                (55,003)              (129,561)
    Increase in interest payable                                                   292,005                651,269
    Other, net                                                                      (9,383)             1,662,481
                                                                              ------------           ------------

          Net cash provided by operating activities                              7,504,189              8,556,062
                                                                              ------------           ------------

Cash flows from investing activities:
  Net (increase) decrease in:
    Interest bearing bank balances                                              (2,971,746)            (4,697,755)
    Federal funds sold                                                          (6,450,000)           (15,600,000)
    Securities available for sale                                               34,556,066            (12,779,252)
    Investment securities                                                         (365,466)            (6,129,453)
    Loans                                                                      (40,238,167)           (21,689,538)
    Bank premises and equipment                                                 (1,124,292)            (1,006,690)
                                                                              ------------           ------------

          Net cash used in investing activities                                (16,593,605)           (61,902,688)
                                                                              ------------           ------------

Cash flows from financing activities:
  Net increase (decrease) in:
    Deposits                                                                    58,575,758             47,739,070
    Securities sold under agreements to repurchase                             (47,358,602)             8,758,848
    Other borrowings                                                             4,464,261             (1,821,411)
  Proceeds from sale of common stock                                                     -              3,510,000
  Sale of treasury shares                                                           93,900                      -
  Cash dividends                                                                (1,866,111)            (1,530,879)
                                                                              ------------           ------------

          Net cash provided by financing activities                             13,909,206             56,655,628
                                                                              ------------           ------------

          Net increase in cash and due from banks                                4,819,790              3,309,002

Cash and due from banks at January 1                                            18,823,519             16,325,586
                                                                              ------------           ------------

Cash and due from banks at September 30                                       $ 23,643,309           $ 19,634,588
                                                                              ============           ============





The accompanying notes are an integral part of these financial statements.

                     FIRST M & F CORPORATION AND SUBSIDIARY

                  Notes to Condensed Consolidated Financial
                            Statements (Unaudited)


Note 1:  Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements of First M & F Corporation include the financial statements of Merchants & Farmers Bank, a wholly owned subsidiary, and its wholly owned subsidiaries, First M & F Insurance Co., M & F Financial Services, Inc. and M & F Bank Securities Corporation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.


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


Note 3:  Statements of Cash Flows

    During the nine months ended September 30, 1996 and 1995, the Company had the following payments:

                                                1996                 1995
                                                ----                 ----
      Income taxes                         $  2,573,000         $  1,376,000
      Interest on deposit liabilities        14,101,000           10,033,000
      Interest on other borrowings            1,170,000            2,173,000
                                           ============         ============

                            FIRST M & F CORPORATION

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Earnings Summary

The Company's net income for the nine months ended September 30, 1996 was $5,623,361, or $1.66 per share, compared to $4,602,613, or $1.41 per share, for the same period of 1995; an increase in earnings per share of 17.7%; in net earnings of 22%. Return on average assets was 1.42% compared to 1.32% for 1995; return on average equity was 16.27% as contrasted to 15.79% for 1995.

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

Net Interest Income

During the nine month period ending September 30, 1996, the level of net interest income increased $1,466,497 or 9.97% over the comparable period for 1995. This was the result of an increase in the overall volume of earning assets in excess of interest bearing liabilities. To contrast the two periods, total earning assets for the period ending September 30, 1996 was approximately $489 million compared to approximately $474 million for the same period of 1995; a difference of $15 million. This excess of total earning assets over liabilities contributed to the greater volume of net interest income during 1996. The net interest margin for the period ending September 30, 1996, was approximately 4.59%, contrasted to an approximate margin of 4.65% for the same period of 1995.

Provision for Loan Losses

During the nine month period ending September 30, 1996, the Company's provision for loan losses was $785,684 contrasted to $1,035,239 for the same period of 1995. This provision reflects management's assessment of the adequacy of the reserve for possible loan losses to absorb potential losses in the loan portfolio. Factors considered involve an assessment of growth and composition of the portfolio; historical credit loss experience; current and anticipated economic conditions; and changes in the borrower's financial condition. During the first eight months of 1996, the Company used $75,000 per month as its estimate of 1996 requirement. In September, 1996 the provision was increased to $100,000 for the remainder of 1996 to provide for some sluggishness in collections and for general overall growth of the portfolio. 1995's estimate was $90,000 per month. The overall condition of the loan portfolio, considering past-dues, collections and other evaluation factors was considered to be superior.

                            FIRST M & F CORPORATION


Non Interest Income

One of the Company's key long-term strategies is to continue to boost its growth in non interest income. For the nine month period ending September 30, 1996, non interest income was $3,501,347 as compared to $3,198,088 for 1995; an increase of approximately $303,000 or 9.5%. The 1995 period included several non-recurring recoveries. However, service charges on deposits reflected an approximate $367,700 or 16% growth and credit insurance income reflected an approximate $62,000 or 20% increase for 1996. Management continues to emphasize the non interest income area through increased focus and budget/incentive processes.

Non Interest Expense

Another strategy of the Company is to contain non interest expenses within an overall growth discipline. At September 30, 1996, the Company's efficiency ratio, an indicator of control of non interest expenses was 54% contrasted to 56% for the same period of 1995. As discussed earlier, the deposit insurance premiums has contributed significantly by this performance. However, improvements have been made in the overall monitoring and control of expense through the budgeting and review process.

Salaries and benefits comprise the largest portion of non interest expense and increased 16.6% when compared to the same period of 1995. This reflects the addition of new branches completed and staffed during the last half of 1995 in the Starkville and Philadelphia markets and the opening of an in-store retail location in the WalMart Super Store in Grenada, Mississippi. Additional staffing has also been required in several locations as a result of volume and increased demand.

Other expense reflects a reduction of approximately $390,000 in 1996 compared to 1995. This primarily represents the recovery of property taxes paid in prior years as a result of errors in the assessments by several local taxing authorities.

Income Taxes

For the nine months ended September 30, 1996, the Company's effective tax rate was 28.4% as compared to 23.2% for the same period of 1995. This increase in effective rate is the result of the reduction of the level of tax-exempt investment income and, for the first year ever, a provision for estimated Mississippi corporate income taxes. The Mississippi 5% corporate tax rate has been factored into the monthly accrual and estimated quarterly payments are being made in compliance with the state taxing regulations.

                            FIRST M & F CORPORATION


Assets/Liabilities

Loans, net of unearned discount, increased to $331.7 million at September 30, 1996, as compared to $292 million at the end of 1995. This $39.7 million or 13.6%, increase in loans since December 31, 1995, generally reflects the overall commitment of the Company to its growth plans and objectives for the next several years. In addition to the economy that was supportive in loan demand, the Company has opened several new branch locations in the Starkville, Philadelphia and Grenada, Mississippi markets, and have plans for new delivery locations in Hinds/Madison counties as well as in the Kosciusko/Attala market. These new facilities, in addition to existing markets, and the additional lending (offices) manpower, have provided the impetus for increased and renewed customer contact and sales opportunities. Loan growth during 1996 tracts closely to the projections and budgeted growth in the Company plan for 1996.

The current level of the reserve for possible loan losses approximates 1.37% of total loans outstanding. The Company's nonperforming loans past due 90 days or more remain well controlled and continue to compare favorably to peer levels. The adequacy of the reserve is reviewed quarterly using criteria and guidance provided by the appropriate regulatory agencies and is presented to the Board of Directors for subsequent review and approval. Net loan charge-offs at September 30, 1996 totaled $488,000, compared to $347,000 at September 30, 1995. Regulatory examinations during the second quarter of 1996 indicated superior performance and a quality loan portfolio with few problems, if any. Management will continue to take a prudent approach in the evaluation of the reserve for loan losses.

The securities portfolio is utilized to provide quality investment alternatives for available funds and a stable source of interest income. At September 30, 1996, the total securities portfolio was $146,227,000, down from the December 31, 1995 level by approximately $35 million. This roll-out of the portfolio was as a result of the pay-out of the long-term deposit relationship with Mississippi State University ending July 1, 1996, at the completion of the contract period. The Company's securities portfolio included appropriate anticipation of the contract renewal date with maturities scheduled at that date.

Yield for the portfolio was at 5.87% for the nine months ended September 30, 1996 and is comparable to peer groups. Gross realized gains of approximately $28,800 and gross realized losses of approximately $7,800 on securities available for sale have been recognized during the nine month period. There were no sales of held to maturity securities during the period.

Deposits originating from the various communities served by the Company provide the primary source of its funds. Total deposits increased approximately $59 million or 14.4% during the nine month period ended September 30, 1996, consistent with growth plans for the year. Overall cost of funds are at approximately 4.10% and consider the special promotion for short-term certificates of deposits and traditional money market NOW accounts and savings products such as the Flex account and the recently introduced Liberty fund. Both the Flex and Liberty fund utilized rates tied to specific indices, which adjust quarterly.

                            FIRST M & F CORPORATION


Securities sold under agreements to repurchase was impacted at September 30, 1996 by the loss of the University relationship previously discussed, and reflected a decrease of approximately $48 million for the period.

Other borrowings of $8,404,824 include approximately $4.5 million maturing $500,000 per month. These funds were drawn from the Federal Home Loan Bank of Dallas in anticipation of the University monies leaving the Bank after June 30, and to provide an orderly funding of current loan demand, considering July-August traditional loan promotions getting underway at June 30.

Equity

With the Company's action in 1995 to sell 270,000 shares of common stock raising $3.5 million in additional equity, and its acquisition completed December 31, 1995, the Company's current level of capital of 8.75% is in excess of peer levels.

Additionally, the Company's regulatory capital ratio as shown below are in excess of the minimum requirements and qualify the institution as "well capitalized" under the definition of such.

                                                        ($ in Thousands)
                                                        ----------------
  Tier 1 capital                                            $  45,181
  Tier 2 capital element                                        4,345
                                                            ---------

            Total qualifying capital                        $  49,526
                                                            =========


  Risk weighted assets                                      $ 347,638
                                                            =========


  Total qualifying capital/risk weighted assets                 14.25%
                                                            =========


  Leverage ratio                                                 8.61%
                                                            =========


On June 28, 1996, the Company was notified that its registration as a 12(G) company with the Securities and Exchange Commission had become effective. The Company has registered with the National Association of Securities Dealers (NASDAQ) and common stock is presently being traded, effective September 6, 1996, over the counter under the symbol "FMFC".

The dividend payout ratio for the nine months ended September 30, 1996 was 32.9% of net income. Dividends for the nine month period was $.55 per share resulting in a projected 1996 dividend rate of approximately $.74 per share. Book value per share at September 30, 1996 was $14.15 compared to a $26 per share market price.

                            FIRST M & F CORPORATION


Asset/Liability Management/Liquidity

The asset/liability committee is responsible for managing the Company's program for controlling and monitoring interest rate risk and for maintaining income stability, given the Company's exposure to changes in interest rates. Appropriate policy and guidelines, approved by the board of directors, govern these actions. Monitoring is primarily accomplished through weekly reviews and analysis of asset/liability market conditions and gap analysis.

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

                            FIRST M & F CORPORATION


                          PART II:  OTHER INFORMATION

Item 1 - Legal Proceedings

No new legal proceedings occurred in the third quarter.


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


FIRST M & F CORPORATION
     (Registrant)



                                          /s/ HUGH S. POTTS, JR.
DATE:  October 30, 1996                   --------------------------------------
                                          Hugh S. Potts, Jr.
                                          Chairman and Chief Executive Officer


                                          /s/ SCOTT M. WIGGERS
DATE:  October 30, 1996                   --------------------------------------
                                          Scott M. Wiggers
                                          President and Chief Accounting Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  11          -  Statement of computation of earnings per share

  27          -  Financial Data Schedule
