Form 10-K
period 1996-12-31
FIRST M&F CORP/MS
filed 1997-03-26
CIK 320387

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C.   20549
                            FORM 10-K


(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
DECEMBER 31, 1996
or
(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                 Commission file number  0-09424


                     FIRST M & F CORPORATION
      (exact name of Registrant as specified in its charter)


          MISSISSIPPI                   64-0636653
     (State or other jurisdiction of    I.R.S.  Employer
    incorporation of organization)      Identification Number)

221 East Washington Street, Kosciusko, Mississippi      39090
(Address of principal executive offices)               (Zip Code)

Registrants telephone number, including area code: (601-289-5121)
Securities registered pursuant to section 12(g) of the Act: None

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  Yes             No   X

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act if 1934 during the preceding 12 months (or for such shorted period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        YES  ( X )   NO  (   )


     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.



          Class                    Outstanding at
                                   March 4, 1997
Common stock  ( $5.00 par value )  3,394,656  Shares

     Based on bid price for shares on March 4, 1997, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $61,787,600

               DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference to Part I, II, and III of the Form 10-K report: (1) Registrant's 1996 Annual Report to Shareholders (Parts I and II), and (2) Proxy Statement dated March 19, 1997 for Registrant's Annual Meeting of Shareholders to be held April 9, 1997 (Part
III).

                     FIRST M & F CORPORATION
                            FORM 10-K
                              INDEX

     PART I

     Item 1. Business                                   3
     Item 2. Properties                                13
     Item 3. Legal Proceedings                         13
     Item 4. Submission of Matters to a Vote of
             Security Holders                          13

     Part II

     Item 5. Market for the Registrant's Common Stock
             and Related Stockholder Matters           13
     Item 6. Selected Financial Data                   13
     Item 7. Managements's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                13
     Item 8. Financial Statements and Supplementary
             Data                                      13
     Item 9. Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure                      13

     Part III

     Item 10. Directors and Executive Officers of the
              Registrant                               14
     Item 11. Executive Compensation                   14

     Item 12. Security Ownership of Certain
              Beneficial Owners and Management         14
     Item 13. Certain Relationships and Related
              Transactions                             14

     Part IV

     Item 14. Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K                  15

     SIGNATURES                                        16-17

     EXHIBIT INDEX                                     18

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

     The Bank was chartered and organized under the laws of the State of Mississippi in 1890, and accounts for substantially all of the total assets and revenues of the Company. The Bank is the ninth largest bank in the state, having total assets of approximately $524 million at December 31, 1996. The Bank offers a complete range of commercial and consumer services through its main office and two branches in Kosciusko and its branches in fourteen other markets within central Mississippi. These markets include Ackerman, Bruce, Brandon, Canton, Durant, Lena, Madison, Oxford, Pearl, Philidelphia, Puckett, Ridgeland, Starkville, Grenada and Weir, Mississippi.

     The Bank has three wholly-owned subsidiary operations, M & F Financial Services, Inc., which operates four finance company operations; First M & F Insurance Company, Inc., a credit life insurance company; and, Merchants and Farmers Bank Securities Corporation, a real estate property management company.

     The Company 's primary means of growth over the past several years has been an aggressive lending program funded by exceptional deposit growth. Additionally, the Company acquired the deposits of several locations from the Resolution Trust Corporation in 1994. Effective with the close of business on December 31, 1995, the Company also merged with Farmers and Merchants Bank of Bruce, Mississippi. This merger involved the exchange of 450,000 shares of the Company's common stock for all of the issued and outstanding shares of Farmers and Merchant's Bank and has been accounted for as a pooling of interests. Farmers and Merchants had total assets at December 31, 1995 of $32 million.

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

     As of January 31, 1997, the Company and its subsidiary employed 240 full-time equivalent employees

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Registrant including their positions with the Registrant, their ages and their principal occupations for the last five years are as follows:

     Hugh S. Potts, Jr., 51, Director, Chairman of the Board and
     Chief Executive Officer, First M & F Corporation and
     Merchants and Farmers Bank, since 1994.  Vice Chairman,
     First M & F Corporation, prior to 1994.

     Scott M. Wiggers, 52, Director, President, First M & F
     Corporation and Merchants and Farmers Bank of Kosciusko, since 1990.


STATISTICAL DISCLOSURES

     The statistical disclosures for the Company are contained in Tables 1 through 12.

                     FIRST M & F CORPORATION
                     STATISTICAL DISCLOSURES


TABLE 1 - COMPARATIVE AVERAGE BALANCES - YIELDS AND RATES

The table below shows the average balances for all assets and liabilities for the Company at each year-end for the past three years, the interest income or expense associated with these assets and liabilities and the computed yields or rates for each










                                             DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------
                         1996                          1995                          1994
                         ----                          ----                          ----
               AVERAGE             YIELD/    AVERAGE             YIELD/    AVERAGE             YIELD/
               BALANCE   INTEREST  RATE      BALANCE   INTEREST  RATE      BALANCE   INTEREST  RATE
------------------------------------------------------------------------------------------------------------------------

Average assets
Federal funds
  sold         $ 12,839  $   685   5.34%     $  9,846  $   596   6.05%     $  6,813  $   279   4.10%
Loans, net      317,013   31,346   9.89%      275,422   27,310   9.92%      230,693   20,907   9.06%
Bank balances     3,934      205   5.21%        2,790      165   5.91%        2,376       82   3.45%
Taxable
 securities     120,356    7,394   6.14%      121,291    7,300   6.02%      122,003    6,983   5.72%
Tax-exempt
 securities      38,324    2,988   7.80%       40,472    3,221   7.96%       37,191    3,009   8.09%
               ------------------------------------------------------------------------------------------
Total interest
 earning        492,466   42,618   8.65%      449,821   38,592   8.58%      399,076   31,260   7.83%
Noninterest
 assets          34,535                        30,800                        30,774
               ------------------------------------------------------------------------------------------
Total average
 assets        $527,001  $42,618   8.09%     $480,621  $38,592   8.03%     $429,850  $31,260   7.27%
               ==========================================================================================
Liabilities
 and capital
DDA and
 savings       $175,383  $ 6,140   3.50%     $144,970  $ 4,578   3.16%     $144,942  $ 3,772   2.60%
Time deposits   220,038   12,082   5.49%      191,290   10,186   5.32%      160,288    6,985   4.36%
Short-term
 funds           19,330      965   4.99%       45,850    2,551   5.56%       36,213    1,448   4.00%
FHLB advances     5,937      354   5.96%        3,482      195   5.60%        4,868      259   5.32%
               -------------------------------------------------------------------------------------------
Total interest
 bearing        420,688   19,541   4.65%      385,592   17,510   4.54%      346,311   12,464   3.60%
Noninterest
 bearing
 and capital    106,313                        95,029                        83,539
               -------------------------------------------------------------------------------------------

Total average
 Liabilities
 and capital   $527,001  $19,541   3.71%     $480,621  $17,510   3.64%     $429,850  $12,464   2.90%
               ===========================================================================================
Net interest
 margin                  $23,077   4.69%               $21,082   4.69%               $18,796   4.71%
Less tax
 equiv adj
  Investments              1,016                         1,095                         1,023
  Loans                      106                            80                            80
               ------------------------------------------------------------------------------------------
Net interest
 margin
  Per annual
   report                $21,955                       $19,907                       $17,693
               ==========================================================================================

Nonaccruing loans have been included in the average loan balances and interest collected prior to these loans being placed on nonaccrual has been included in interest income. Yield and rates have been calculated on a fully tax equivalent basis using a tax rate of 34% for all years.


TABLE 2 - VOLUME AND YIELD/RATE VARIANCE ANALYSIS

The Volume and Yield/Rate Table shown below reflects the change from year to year for each component of the tax equivalent net interest margin classified into those occurring as a result of changes in volume and those resulting from yield/rate changes. (Tax Equivalent Basis - $ in thousands)



                                        1996 COMPARED TO 1995              1995 COMPARED TO 1994
                                        INCREASE (DECREASE) DUE TO:        INCREASE (DECREASE) DUE TO:
                                        ------------------------------------------------------------------------
                                             YIELD/                             YIELD/
                                        ------------------------------------------------------------------------
                                        VOLUME    RATE      NET            VOLUME    RATE      NET
                                        ------------------------------------------------------------------------

Interest earned on:
Fed funds sold                          $  181    ($ 92)    $   89         $  124    $  193    $  317
Loans, net                               4,124    (  88)    $4,036          4,064     2,323    $6,387
Bank balances                               68    (  28)    $   40             15        70    $   85
Taxable securities                      (   56)     157     $  101         (   41)      358    $  317
Tax-exempt securities                   (  171)   (  62)    ($ 233)           265    (   53)   $  212
                                        ------------------------------------------------------------------------
     Total interest-earning assets       4,146    ( 113)    $4,033          4,427     2,891    $7,318

Interest paid on:
Demand deposits and savings                960      602     $1,562              2       806    $  808
Time deposits                            1,531      365     $1,896          1,351     1,850    $3,201
Short-term funds                        (1,476)   ( 103)   ($1,579)           385       718    $1,103
FHLB advances                              138       21     $  159         (   74)       10   ($   64)
                                        -----------------------------------------------------------------------
   Total interest-bearing liabilities    1,153      885     $2,038          1,664     3,384    $5,048
                                        -----------------------------------------------------------------------
     Change in net income on a
        tax equivalent basis            $2,993   ($ 998)    $1,995         $2,763   ($  493)   $2,270
                                        =======================================================================

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

                                   December 31,
                              ------------------------------
                              1996      1995      1994
                              ------------------------------

Securities available for sale
------------------------------
U.S. Treasury                 $21,682   $ 38,440  $25,991
Government agencies           $15,922   $ 39,028  $12,455
Obligations of states
 and political subdivisions    18,230     24,331   14,551
Other securities               30,610     26,391   21,202
                              -----------------------------
Total securities available
 for sale                     $86,444   $128,190  $74,199
                              =============================

                                   December 31,
                              -----------------------------
                              1996      1995      1994
                              -----------------------------
Securities held to maturity
----------------------------
U.S. Treasury                 $ 1,050   $ 1,051   $13,010
Government agencies            13,980    14,152   $12,268
Obligations of states and
 political subdivisions        24,235    18,321    27,402
Other securities               17,888    19,290    26,352
                              ----------------------------
Total securities held to
 maturity                     $57,153   $52,814   $79,032
                              =============================




TABLE 4 - MATURITY DISTRIBUTION AND YIELDS OF SECURITIES
AVAILABLE FOR SALE AND SECURITIES HELD TO MATURITY

The following table details the maturities and weighted average yield for each range of maturities of securities December 31, 1996 (tax equivalent yield - $ in thousands).





                                                       After One                After Five
                                                       But Within               But Within           After
                              One Year       Yield     Five Years     Yield     Ten Years    Yield  Ten Years  Yield

                              ---------------------------------------------------------------------------------------

Securities available for sale
------------------------------
U.S. Treasury                 $ 4,658        6.03%     $17,024        5.85%
Government agencies                                     14,422        6.36%     $ 1,500      7.28%
Obligations of states and
 political subsdivisions        3,777        7.41%       7,980        7.93%       6,387      8.68%      86     13.64%
Other securities                1,713        7.01%      17,542        6.73%       2,679      6.82%   8,676      6.36%
                              ---------------------------------------------------------------------------------------
     Total                    $10,148        5.95%     $56,968        6.14%     $10,566      8.91%  $8,762      7.43%
                              =======================================================================================

Securities held to maturity
-----------------------------
U.S. Treasury                                          $ 1,050        6.00%
Government agencies           $ 1,199        7.91%      11,781        6.73%     $ 1,000      7.30%
Obligations of states and
 political subdivisions         1,897        6.91%      10,401        6.81%      10,760      7.51%    1,177     8.35%
Other securities                  136        7.72%       2,310        6.34%       8,525      6.08%    6,917     6.02%
                              ---------------------------------------------------------------------------------------
     Total                    $ 3,232        6.23%     $25,542        6.13%     $20,285      7.27%  $ 8,094     7.60%
                              =======================================================================================









At December 31, 1996 the Company did not hold any securities of any issuer with a carrying value exceeding ten percent of total stockholders' equity.




TABLE 5 - COMPOSITION OF THE LOAN PORTFOLIO

The table below shows the carrying value of the loan portfolio at the end of each of the last five years ($ in thousands).

                                             December 31,
                              --------------------------------------------
                              1996       1995       1994     1993    1992
                              --------------------------------------------
Commercial, financial
 and agricultural           $113,909    $94,906   $89,316   $75,685 $69,069
Real estate-construction      26,356     27,194    18,749     8,328   5,996
Real estate-mortgage         106,198     85,497    77,568    67,092  56,246
Consumer loans                98,638     84,134    76,174    56,950  45,078
Lease financing                  137        271       247       492     571
                            -----------------------------------------------
                            $345,238   $292,002  $262,054 $208,547 $176,960
                            ===============================================

TABLE 6 - LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST
RATES

The table below shows the amounts of loans in several categories at December 31, 1996, along with the scheduled repayments of principal in the periods indicated ($ in thousands).

                                        Maturing
                              -------------------------------------------
                                             One Year
                              Within         Through   After
                              One Year       Five      Five
                              Or Less        Years     Years     Total
                              -------------------------------------------
Commercial and real estate    $172,645       $ 61,259  $12,697   $246,601
Installment loans to
 individuals                    18,657         76,049    3,931    $98,637
                              -------------------------------------------
                              $191,302       $137,308  $16,628   $345,238
                              ===========================================

The following table shows all loans due after one year according to their sensitivity to changes in interest rates ($ in thousands)



                                   Maturing
                              ------------------------------
                              One Year
                              Though    After
                              Five      Five
                              Year      Years     Total
                              ------------------------------
Above loans due after one
 year which have:
  Predetermined interest
   rates                      $124,717  $28,932   $153,649
  Floating interest rates          287        0   $    287
                              ------------------------------
     Total                    $125,004  $28,932   $153,936
                              ==============================



TABLE 7 - NONPERFORMING ASSETS AND PAST DUE LOANS

The table below shows the Company's nonperforming assets and past due loans at the end of each of the last five years ($ in thousands)
                              December 31,
                         ---------------------------------------
                         1996      1995     1994    1993    1992
                         ---------------------------------------
Loans accounted for on
 a nonaccrual basis      $206      $84       $253   $ 519   $ 730
Restructured loans          0        0          0       0       0
                         ---------------------------------------
 Total nonperforming
   loans                  206       84        253     519     730

Other real estate owned   724      148        869   1,061   1,076
                         ----------------------------------------
 Total nonperforming
  assets                  930      232      1,122   1,580   1,806

Accruing loans past due
 90 days or more          968      707        394     788     482
                         ----------------------------------------
 Total nonperforming
  assets and loans     $1,898  $   939    $ 1,516  $2,368  $2,288
                         ========================================

Interest which would have been accrued on nonaccrual loans had they been in compliance with their original terms and conditions is immaterial.

At December 31, 1996, the Company did not have any concentration of loans greater than ten percent of total loans except those shown in Table 5.


It is the Company's policy that interest not be accrued on any loan for which payment in full of interest and principal is not expected, on any loan which is seriously delinquent unless the obligation is both well secured and in the process of collection, or on any loan that is maintained on a cash basis. At December 31, 1996, the Company has no loans about which Management has serious doubts as to their collectibility other than those disclosed above.




TABLE 8 - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

The table below summarizes the Company's loan loss experience for each of the last five years ($ in thousands).

                                   Year Ended December 31,
                              ---------------------------------------------
                              1996      1995      1994      1993      1992
                              ---------------------------------------------
Amount of loan loss reserve
 at beginning of period       $ 4,250   $ 3,374   $ 2,866   $ 2,451 $2,131
Loans charged off
 Commercial, financial and
  agricultural                   (235)     (117)      (22)      (95)  (205)
 Real estate                     (174)      (53)     (124)     (391)  (572)
 Consumer                        (738)     (707)     (478)     (458)  (421)
                              ---------------------------------------------
     Total                     (1,147)     (877)     (624)     (944)(1,198)

Recoveries
 Commercial, financial and
  agricultural                      8        14        12        31     38
 Real estate                       14       106        40        44     33
 Consumer                         129       124       198       214    173
                              ---------------------------------------------
     Total                        151       244       250       289    244

Net charge offs                  (996)     (633)     (374)     (655)  (954)

Provision for loan losses
 charged to expense             1,221     1,509       882     1,070  1,274
                              ---------------------------------------------
Amount of loan loss reserve
 at end of period             $4,475    $4,250    $3,374    $2,866   $2,451
                              =============================================

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




TABLE 9 - ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The table below is a summary of the allocation categories used by the Company for its allowance for loan loss at December 31, 1996. These allocations are determined by internal formulas based upon an analysis of the various types of risk associated with the loan portfolio ($ in thousands).


          Allocation for pools of
             risk-rated loans                $3,965
          Additional allocation for
             risk-rated consumer loans          200
          Discretionary                         310
                                             --------
                                             $4,475
                                             ========
The Company maintains the allowance at a level considered by Management and the Board of Directors to be sufficient to absorb potential losses. Loss percentages were uniformly applied to the various pools of risk that exist within the loan portfolio based upon accepted analysis procedures and current economic conditions. Additional allocations were made for particular areas based upon recommendations of lending and asset review personnel.

The remaining $310,000 is discretionary and serves as added protection in the event that any of the above specific components are determined to be inadequate. Due to the imprecision in most estimates, Management continues to take a prudent, yet conservative approach to the evaluation of the adequacy of the allowance.




TABLE 10 - TIME DEPOSITS OF $100,000 OR MORE

The table below shows maturities of outstanding time deposits of $100,000 or more at December 31, 1996. ($ in thousands)


                                   Certificates
                                   of deposits
                                   -------------

Three months or less               $17,144
Over three months through
 six months                          5,833
Over six months through twelve
 months                             14,424
Over twelve months                  10,825
                                   ---------
          Total                    $48,226
                                   =========



TABLE 11 - SELECTED RATIOS

The following table reflects ratios for the Company for the last three years.

                              1996      1995      1994
                              ----------------------------
Return on average assets       1.40%     1.32%     1.15%
Return on average equity      15.80%    15.79%    14.43%
Dividend payout ratio         34.44%    32.37%    31.47%
Equity to assets ratio         8.87%     8.35%     7.94%



TABLE 12 - SHORT-TERM BORROWING

The table below presents certain information regarding the Company's short-term borrowing for each of the last three years
($ in thousands).

                              1996      1995      1994
                              ----------------------------
Outstanding at end of period  $    70   $48,294   $44,822
Maximum outstanding at
 any month-end during the
 period                        51,236    58,482    48,082
Average outstanding during
 the period                    19,576    46,785    36,213
Interest paid                     939     2,551     1,448
Weighted average rate
 during each period              4.80%     5.45%     4.00%

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to the Company's shareholders during the fourth quarter of 1996.

                         PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

     At March 4, 1997, there were 561 shareholders of record of the Company's common stock. Effective September 1, 1996, the Company's common stock was listed with the National Association of Securities Dealers, Inc. Automated Quotation National Market System (NASDAQ) and became subject to trading and reporting over the counter with most securities dealers. Prior to the date of registration with NASDAQ, the stock was traded on a limited basis and no securities firm was acting as a market maker. Other information for this item can be found in Note 17, "Dividends" and the table captioned "Principal Markets and Prices of the Company's Stock" included in the Registrant's 1996 Annual Report to Shareholders and is incorporated herein by reference. (pages 29 and 34)

ITEM 6.   SELECTED FINANCIAL DATA

     The information required by this item can be found in the table captioned "Selected Financial Data" in the Registrant's
1996 Annual Report to Shareholders and is incorporated herein by reference. (page 33)




ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     The information required by this item can be found in "Management's Discussion and Analysis of Financial Condition and
Results of Operations" included in the Registrant's 1996 Annual
Report to Shareholders and is incorporated herein by reference.
(pages 36-40)

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Registrant and the accompanying notes to the financial statements along with the report of the independent public accountants are contained in the Registrant's 1996 Annual Report to Shareholders and are incorporated herein by reference. (pages 11-32)

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     There has been no change in accountants within the two year period ended December 31,1996.


                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information on the directors of the Registrant can be found on pages 2 - 4, "Election of Directors," and page 5, "Director Compensation," contained in the Proxy Statement to shareholders dated March 19, 1997, and is incorporated herein by reference. Information on the Registrants executive officers is included on page 6, "Executive Compensation," in the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this item can be found on page 6, "Executive Compensation," and page 7, "Director Compensation," of the Proxy Statement dated March 19, 1997, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     Information regarding security ownership of certain beneficial owners and Management can be found on page 4, "Beneficial Ownership Reporting Compliance," and page 6,
"Principal Shareholder," in the Proxy Statement to shareholders dated March 19, 1997, and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions can be found on page 9 under the caption
"Transactions with Management," in the Proxy Statement to shareholders dated March 19, 1997, and is incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K

     A-1. Financial Statements

          The report of Shearer, Taylor & Co., P. A., independent auditors, and the following consolidated financial statements of First M & F Corporation and Subsidiary are included in the Registrant's 1996 Annual Report to Shareholders and are incorporated into Part II, Item 8, herein by reference.

     Report of Independent Certified  Public Accountants
     Consolidated Statements of Condition as of
          December 31, 1996 and 1995
     Consolidated Statements of Income for the
          Years ended December 31, 1996, 1995, and 1994
     Consolidated  Statements of Stockholders' Equity  for the
          Years ended December 31, 1996, 1995 and 1994
     Consolidated Statements of Cash Flows for the
          Years ended December 31, 1996, 1995 and 1994
     Notes to the Consolidated Financial Statements
     Selected Financial Data and Principal Markets and
          Prices of the Company's Stock


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

DATE: MARCH 21, 1997                    DATE:  MARCH 21, 1997

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


DATE:    March 21, 1997          BY:  /S/ HUGH S. POTTS, JR., DIRECTOR

DATE:    March 21, 1997          BY:  /S/ SCOTT M. WIGGERS, DIRECTOR

DATE:    March 21, 1997          BY   /S/ FRED A. BELL, JR., DIRECTOR

DATE:    March 21, 1997          BY:  /S/ JON A. CROCKER, DIRECTOR

DATE:    March 21, 1997          BY:  /S/ CHARLES T. ENGLAND, DIRECTOR

DATE:    March 21, 1997          BY:  /S/ TOXEY HALL III, DIRECTOR

DATE:    March 21, 1997          BY:  /S/ BARBARA K. HAMMOND, DIRECTOR

DATE:    March 21, 1997          BY:  /S/ J. MARLIN IVEY, DIRECTOR

DATE:    March 21, 1997          BY:  /S/ JOE IVEY, DIRECTOR

DATE:    March 21, 1997          BY:  /S/ R. DALE McBRIDE, DIRECTOR

DATE:    March 21, 1997          BY:  /S/ SUSAN P. McCAFFERY, DIRECTOR

DATE:    March 21, 1997          BY:  /S/ WILLIAM M. MYERS, DIRECTOR

DATE:    March 21, 1997          BY:  /S/ OTHO E. PETIT, JR., DIRECTOR

DATE:    March 21, 1997          BY:  /S/ CHARLES W. RITTER, JR., DIRECTOR

DATE:    March 21, 1997          BY:  /S/ W.C. SHOEMAKER, DIRECTOR

DATE:    March 21, 1997          BY:  /S/ EDWARD G. WOODARD, DIRECTOR

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

21 Only those portions of the Proxy Statement dated March 19, 1997 for Registrant's Annual Meeting of Shareholders to be held April 9, 1997 expressly incorporated by reference herein are included in this exhibit and, therefore, are filed as a part of this report of Form 10-K.

27    Financial Data Schedule.


      All other exhibits are omitted as they are inapplicable or are not required by the related instructions.