Form 10-Q
period 1997-03-31
FIRST M&F CORP/MS
filed 1997-05-09
CIK 320387

FIRST M & F CORPORATION

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20459

                               FORM 10-Q


          Quarterly Report Under Section 13 or 15 (d) of the
                    Securities Exchange Act of 1934

For the quarter ended March 31, 1997              Commission File Number 0-9424

                               FIRST M & F CORPORATION
        (Exact name of registrant as specified in its charter)

                     Mississippi                         64-0636653
          (State or other jurisdiction of            (I.R.S. Employer
          incorporation of organization)            Identification No.)

            Registrant's telephone number:  (601) 289-5121

                                     No Change
          Former name, former address and former fiscal year,
                     if changed since last report

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

            Class                             Outstanding at April 30, 1997

Common stock ($5.00 par value)                        3,394,656 shares

                FIRST M & F CORPORATION AND SUBSIDIARY

                               FORM 10-Q

                               CONTENTS

                                                           Page

PART I:  FINANCIAL INFORMATION                                3
  Item 1 - Financial Statements (unaudited):
             Condensed Consolidated Statements of Condition   4
             Condensed Consolidated Statements of Income      5
             Condensed Consolidated Statements of Stockholders'
               Equity                                         6
             Condensed Consolidated Statements of Cash Flow   7
             Notes to Condensed Consolidated Financial
             Statements                                       8
  Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations   9-13


PART II:  OTHER INFORMATION
  Item 1 - Legal Proceedings                                 14
  Item 2 - Changes in Securities                             14
  Item 3 - Defaults upon Senior Securities                   14
  Item 4 - Submission of Matters to a Vote of Security
             Holders                                         14
  Item 5 - Other Information                                 14
  Item 6 - Exhibits and Reports on Form 8-K                  14

SIGNATURE                                                    15

  Exhibit 11 - Computation of Earnings Per Share             16

  Exhibit 27 - Financial Data Schedule

                    PART I:  FINANCIAL INFORMATION

                     Item 1 - Financial Statements

                FIRST M & F CORPORATION AND SUBSIDIARY

            Condensed Consolidated Statements of Condition


                                   (Unaudited)
                                                March 31,   December 31,
                   Assets                         1997          1996 (1)
                   ------                      -----------  ------------

Cash and due from banks                      $  21,522,073 $  20,213,398
Interest bearing bank balances                   5,722,464       149,794
Federal funds sold                              22,100,000       500,000
Securities available for sale                   93,888,755    86,443,833
Investment securities, market value of
  $54,914,000 in 1997 and $57,536,000 in 1996   55,142,127    57,152,860

Loans                                          359,020,304   363,266,911
  Unearned discount                            (16,967,853)  (18,028,671)
  Reserve for possible loan losses              (4,570,094)   (4,475,000)
                                               -----------   -----------
          Net loans                            337,482,357   340,763,240
                                               -----------   -----------

Bank premises and equipment                      8,044,202     8,008,727
Accrued interest receivable                      4,924,459     4,963,438
Other real estate                                  705,368       723,748
Intangible assets                                2,646,743     2,688,974
Other assets                                     2,666,518     2,152,454
                                               -----------   -----------

                                             $ 554,845,066 $ 523,760,466
                                               ============  ===========
     Liabilities and Stockholders' Equity

Liabilities:
  Deposits:
    Non-interest bearing                     $  58,772,295 $  56,116,144
    Interest bearing                           436,165,906   407,977,979
                                               -----------   -----------
          Total deposits                       494,938,201   464,094,123
                                               -----------   -----------

  Other borrowings                               5,106,307     6,631,402
  Accrued interest payable                       2,563,695     2,434,230
  Other liabilities                              2,474,949     1,512,131
                                               -----------   -----------
          Total liabilities                    505,083,152   474,671,886
                                               -----------   -----------

Stockholders' equity:
  Common stock, $5.00 par value, 5,000,000 shares
    authorized, 3,394,656 issued and            16,973,280    16,973,280
    outstanding
Additional paid-in capital                      10,698,388    10,698,388
  Retained earnings                             22,302,739    21,087,077
  Net unrealized gain (loss) on securities
    available for sale, net of income taxes       (212,493)      329,835
          Net stockholders' equity              49,761,914    49,088,580

                                             $ 554,845,066 $ 523,760,466
                                               ============  ===========

The accompanying notes are an integral part of these financial statements.

(1)  Derived from audited financial statements.

                FIRST M & F CORPORATION AND SUBSIDIARY

              Condensed Consolidated Statements of Income



                                              Three Months Ended March 31,
                                              ----------------------------
                                                  1997          1996
                                                  ----          ----
Interest income:
  Interest and fees on loans                 $  8,215,778  $  7,273,856
  Interest bearing bank balances                   50,586        58,626
  Taxable investments                           1,562,579     2,055,882
  Tax exempt investments                          497,179       502,213
  Federal funds sold                              187,745       229,614
                                               ----------    ----------
          Total interest income                10,513,867    10,120,191
                                               ----------    ----------

Interest expense:
  Deposits                                      4,798,801     4,351,608
  Securities sold under agreements to
     repurchase           -                       552,890
  Other borrowings                                 85,310        45,500
                                               ----------    ----------
          Total interest expense                4,884,111     4,949,998
                                               ----------    ----------

          Net interest income                   5,629,756     5,170,193
Provision for possible loan losses                393,786       256,486
                                               ----------    ----------
          Net interest income after provision for
            possible loan losses                5,235,970     4,913,707
                                               ----------    ----------

Other operating income:
  Service charges on deposits                     818,342       845,321
  Credit insurance income                          92,104       109,227
  Gains (losses) on AFS investments                  (295)       27,316
  Other income                                    196,203       134,769
                                               ----------    ----------
          Total other operating income          1,106,354     1,116,633
                                               ----------    ----------

Other operating expenses:
  Salaries and employee benefits                2,012,163     1,932,368
  Net occupancy expense                           244,034       271,755
  Equipment and data processing expenses          446,244       420,181
  Other expenses                                  994,760       890,822
                                               ----------    ----------
          Total other operating expenses        3,697,201     3,515,126

          Income before income taxes            2,645,123     2,515,214
Income taxes                                      750,530       672,015
                                               ----------    ----------

          Net income                         $  1,894,593  $  1,843,199
                                               ==========    ==========


Earnings per share                                 $ 0.56        $ 0.54
                                                     ====          ====






The accompanying notes are an integral part of these financial statements.





                  FIRST M & F CORPORATION AND SUBSIDIARY

         Condensed Consolidated Statements of Stockholders' Equity



                             Additional
                 Common       Paid-In       Retained    Treasury    Unrealized
                 Stock        Capital       Earnings     Stock      Gain (Loss)       Total
                 -----       ----------     --------     -------    -----------       -----
January 1,
  1996       $ 16,973,280  $ 10,653,316  $ 16,242,675  $ (48,828)   $  698,987   $ 44,519,430

Net income              -             -     1,843,199          -             -      1,843,199

Cash
  dividends
  paid ($.17
  per share)            -             -      (576,396)         -             -       (576,396)

Net change in
  unrealized
  gain (loss)           -             -             -          -      (561,862)      (561,862)
               ----------    ----------    ----------     ------       -------     ----------

March 31,
  1996       $ 16,973,280  $ 10,653,316  $ 17,509,478  $ (48,828)   $  137,125    $ 45,224,371
               ==========    ==========    ==========     ======       =======      ==========



January 1,
  1997       $ 16,973,280  $ 10,698,388  $ 21,087,077     $    -    $  329,835    $ 49,088,580

Net income              -             -     1,894,593          -             -       1,894,593

Cash
  dividends
  paid ($.20
  per share)            -             -      (678,931)         -             -        (678,931)

Net change in
  unrealized
  gain (loss)           -             -             -          -      (542,328)       (542,328)
               ----------    ----------    ----------       ----       -------       ---------

March 31,
  1997       $ 16,973,280  $ 10,698,388  $ 22,302,739     $    -    $ (212,493)   $ 49,761,914
               ==========    ==========    ==========       ====       =======      ==========










The accompanying notes are an integral part of these financial statements.

                  FIRST M & F CORPORATION AND SUBSIDIARY

              Condensed Consolidated Statements of Cash Flows



                                               Three Months Ended March 31,
                                               ----------------------------

                                                     1997         1996
Cash flows from operating activities:                ----         ----
  Net income                                    $  1,894,593 $  1,843,199
  Adjustments to reconcile net income to cash
    provided by operating activities:
    Depreciation and amortization                    313,930      262,959
    Provision for possible loan losses               393,786      256,486
    (Increase) decrease in interest receivable        38,979     (157,797)
    Increase (decrease) in interest payable          129,465     (239,662)
    Other, net                                       467,133      751,389
                                                  ----------   ----------

       Net cash provided by operating activities   3,237,886    2,716,574
                                                   ----------   ----------

Cash flows from investing activities:
  Net (increase) decrease in:
    Interest bearing bank balances                (5,572,670)  (3,750,654)
    Federal funds sold                           (21,600,000) (22,200,000)
    Securities available for sale                 (7,987,250)     894,924
    Investment securities                          2,010,733   (1,961,269)
    Loans                                          2,887,097   (6,536,255)
    Bank premises and equipment                     (307,173)    (710,341)
                                                   ----------   ----------

          Net cash used in investing activities  (30,569,263) (34,263,595)

Cash flows from financing activities:
  Net increase (decrease) in:
    Deposits                                      30,844,078   42,203,821
    Securities sold under agreements to
      Repurchase                                        -      (8,146,997)
    Other borrowings                              (1,525,095)    (176,204)
  Cash dividends                                    (678,931)    (576,396)
                                                   ----------   ----------

       Net cash provided by financing activities  28,640,052   33,304,224

       Net increase in cash and due from banks     1,308,675    1,757,203

Cash and due from banks at January 1              20,213,398   18,823,519
                                                  ----------   ----------

Cash and due from banks at March 31             $ 21,522,073 $ 20,580,722
                                                  ==========   ==========









The accompanying notes are an integral part of these financial statements.

                FIRST M & F CORPORATION AND SUBSIDIARY

         Notes to Condensed Consolidated Financial Statements



Note 1:  BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
  Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements of First M & F Corporation include the financial statements of Merchants & Farmers Bank, a wholly owned subsidiary, and its wholly owned subsidiaries, First M & F Insurance Co., M & F Financial Services, Inc. and M & F Bank Securities Corporation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.


Note 2:  STATEMENTS OF CASH FLOWS

  During the three months ended March 31, 1997 and 1996, the Company had the following payments:

                                                1997         1996
                                                ----         ----
      Income taxes                         $    56,000  $   383,000
      Interest on deposit liabilities        4,663,000    4,495,000
      Interest on other borrowings              86,000      584,000
                                             =========    =========

                        FIRST M & F CORPORATION

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS SUMMARY

The Company's net income for the three months ended March 31, 1997 was $1,894,593, or $0.56 per share, compared to $1,843,199, or $0.54 per share, for the same period of 1996. This represents an increase in earnings per share of 3.7% and in net earnings of 2.78%. Return on average assets was 1.44% compared to 1.42% for 1996 and return on average equity was 15.55% as contrasted to 16.43% for 1996.

These two key measures of bank profitability and performance continue to reflect the growth in net interest income and non interest income combined with emphasis on the budgeting and control of non interest expenses to produce a good quarter of earnings for the Company. Another factor during this period of 1997, as contrasted to 1996, has been the significant change in sources of deposit funding with the roll-out of approximately $40 million in repurchase agreements, to more traditional fund sources in 1997.

NET INTEREST INCOME

During the three month period ending March 31, 1997, the level of net interest income increased $459,563 or 8.83% over the comparable period for 1996. This was the result of an increase in the overall volume of earning assets in excess of interest bearing liabilities. To contrast the two periods, total earning assets for the period ending March 31, 1997 were approximately $518 million compared to approximately $489 million at December 31, 1996 (a difference of $29 million). This excess of total earning assets over liabilities contributed to the greater volume of net interest income during the period. The net interest margin for the period ending March 31, 1997, was approximately 4.54%, contrasted to an approximate margin of 4.43% for the same period of 1996.

PROVISION FOR LOAN LOSSES

During the three month period ending March 31, 1997, the Company's provision for loan losses was $393,786 contrasted to $256,486 for the same period of 1996. This provision reflects management's assessment of the adequacy of the reserve for possible loan losses to absorb potential losses in the loan portfolio. Factors considered involve an assessment of growth and composition of the portfolio; historical credit loss experience; current and anticipated economic conditions; and changes in the borrower's financial condition. During the first eight months of 1996, the Company used $75,000 per month as its estimate of 1996 requirement. In September, 1996 the provision was increased to $100,000 for the remainder of 1996 to provide for some sluggishness in collections and for general overall growth of the portfolio. 1997's estimate is $125,000 per month and has been provided primarily to raise the level of the reserve for overall growth. The overall condition of the loan portfolio, considering past-dues, collections and other evaluation factors was considered to be superior.

                        FIRST M & F CORPORATION


NON INTEREST INCOME

One of the Company's key long-term strategies is to continue to boost its growth in non interest income. For the three month period ending March 31, 1997, non interest income was $1,106,354 as compared to $1,163,633 for 1996. Service charges on deposits and credit insurance income reflected an approximate $44,000 or 4.6% decrease for 1997. Other income reflect an approximate $61,000 or 4.55% increase primarily in the area of fee income on non-deposit products. Management continues to emphasize the non interest income area through increased focus and budget/incentive processes.

NON INTEREST EXPENSE

Another strategy of the Company is to contain non interest expenses within an overall growth discipline. At March 31, 1997, the Company's efficiency ratio, an indicator of control of non interest expenses, was 54% contrasted to 56% for the same period of 1996. However, improvements have been made in the overall monitoring and control of expense through the budgeting and review process.

Salaries and benefits comprise the largest portion of non interest expense and increased 4.1% when compared to the same period of 1996. Additional staffing has also been required in several locations as a result of volume and increased demand.

Other expense reflects an increase of approximately $96,000 in 1997 compared to 1996. This primarily represents the recovery in 1996 of property taxes paid in prior years as a result of errors in the assessments by several local taxing authorities.

INCOME TAXES

For the three months ended March 31, 1997, the Company's effective tax rate was 28.4% as compared to 26.7% for the same period of 1996. This increase in effective rate is the result of the reduction of the level of tax-exempt investment income and, for the first year ever, a provision for estimated Mississippi corporate income taxes. The Mississippi 5% corporate tax rate has been factored into the monthly accrual and estimated quarterly payments are being made in compliance with the state taxing regulations.

                        FIRST M & F CORPORATION


ASSETS/LIABILITIES

Loans, net of unearned discount, decreased to $342.1 million at March 31, 1997, as compared to $345 million at the end of 1996. This approximately $3 million, or 0.9%, decrease in loans since December 31, 1996, generally reflects the overall softness of the economy at this time of the year.

The current level of the reserve for possible loan losses approximates 1.34% of total loans outstanding. The Company's nonperforming loans past due 90 days or more remain well controlled and continues to compare favorably to peer levels. The adequacy of the reserve is reviewed quarterly using criteria and guidance provided by the appropriate regulatory agencies and is presented to the Board of Directors for subsequent review and approval. Management will continue to take a prudent approach in the evaluation of the reserve for loan losses.

The securities portfolio is utilized to provide quality investment alternatives for available funds and a stable source of interest income. At March 31, 1997, the total securities portfolio was approximately $149 million, up from the December 31, 1996 level by approximately $5 million. Yield for the portfolio was at 5.77% for the three months ended March 31, 1997 and is comparable to peer groups. There were no sales of held to maturity securities during the period.

Deposits originating from the various communities served by the Company provide the primary source of its funds. Total deposits increased approximately $31 million or 6.6% during the three month period ended March 31, 1997, consistent with growth plans for the year.

Other borrowings of $5,106,307 include approximately $4.7 million in advances from the Federal Home Loan Bank of Dallas and are primarily funding sources for specific loans.

                        FIRST M & F CORPORATION


EQUITY

The Company's regulatory capital ratios at March 31, 1997, as shown below are in excess of the minimum requirements and qualify the institution as "well capitalized" under the definition of such.

                                                       ($ in Thousands)
                                                        ---------------
  Tier 1 capital                                        $  47,327
  Tier 2 capital element                                    4,464
                                                           ------

            Total qualifying capital                    $  51,791
                                                           ======


  Risk weighted assets                                  $ 357,154
                                                          =======


  Total qualifying capital/risk weighted assets             14.50%


  Leverage ratio                                             8.84%


The dividend payout ratio for the three months ended March 31, 1997 was 35.8% of net income reflecting a dividend of $.20 per share. Book value per share at March 31, 1997 was $14.66 compared to a $27.00 per share market price.

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

None


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual stockholders' meeting held April 10, 1997, the stockholders, in addition to electing directors, approved the Company increasing its authorized number of shares of common stock from 5 million to 15 million. Application with the State of Mississippi to effect this change in process at the present time.


ITEM 5 - OTHER INFORMATION

None


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 11 - Statement of computation of earnings per share

                        FIRST M & F CORPORATION


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


FIRST M & F CORPORATION
     (Registrant)



DATE:  May 9, 1997
                                           Hugh S. Potts, Jr.
                                           Chairman and Chief Executive Officer



DATE:  May 9, 1997
                                        Scott M. Wiggers
                                        President and Chief Accounting Officer