Form 10-Q
period 1997-06-30
FIRST M&F CORP/MS
filed 1997-08-08
CIK 320387

FIRST M & F CORPORATION

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20459

                                     FORM 10-Q


                Quarterly Report Under Section 13 or 15 (d) of the
                          Securities Exchange Act of 1934

For the quarter ended June 30, 1997          Commission File Number 0-9424

                               FIRST M & F CORPORATION
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)

                     Mississippi                         64-0636653
           ------------------------------           -------------------
          (State or other jurisdiction of            (I.R.S. Employer
          incorporation of organization)            Identification No.)

                  Registrant's telephone number:  (601) 289-5121

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

            Class                               Outstanding at June 30, 1997
            -----                               ----------------------------

Common stock ($5.00 par value)                        3,394,656 shares

                      FIRST M & F CORPORATION AND SUBSIDIARY

                                     FORM 10-Q

                                     CONTENTS

                                                                    Page
                                                                    ----
PART I:  FINANCIAL INFORMATION                                          3
  Item 1 - Financial Statements (unaudited):
  Condensed Consolidated Statements of Condition                        4
  Condensed Consolidated Statements of Income5                          5
  Condensed Consolidated Statements of Stockholders'
   Equity                                                               6
  Condensed Consolidated Statements of Cash Flow                        7
  Notes to Condensed Consolidated Financial Statements8                 8

  Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations                9-13


PART II:  OTHER INFORMATION
  Item 1 - Legal Proceedings
                                                                        14
  Item 2 - Changes in Securities
                                                                        14
  Item 3 - Defaults upon Senior Securities
                                                                        14
  Item 4 - Submission of Matters to a Vote of Security
             Holders
                                                                        14
  Item 5 - Other Information
                                                                        14
  Item 6 - Exhibits and Reports on Form 8-K
                                                                        14
  Exhibit 11 - Computation of Earnings Per Share                        15

SIGNATURE                                                               16

                          PART I:  FINANCIAL INFORMATION

                           Item 1 - Financial Statements



                      FIRST M & F CORPORATION AND SUBSIDIARY

                  Condensed Consolidated Statements of Condition


                                                         (Unaudited)
                                                         June 30,        December 31,
                   Assets                                  1997              1996 (1)
                   ------                               -----------      ------------

Cash and due from banks                               $  30,383,867     $  20,213,398
Interest bearing bank balances                            1,114,981           149,794
Federal funds sold                                        3,050,000           500,000
Securities available for sale                           108,324,513        86,443,833
Investment securities, market value of
  $58,296,000 in 1997 and $57,536,000 in 1996            57,997,239        57,152,860

Loans                                                   361,720,430       363,266,911
  Unearned discount                                     (16,025,688)      (18,028,671)
  Reserve for possible loan losses                       (4,793,077)       (4,475,000)
                                                        -----------       -----------
          Net loans                                     340,901,665       340,763,240
                                                        -----------       -----------

Bank premises and equipment                               8,237,689         8,008,727
Accrued interest receivable                               5,479,391         4,963,438
Other real estate                                           592,176           723,748
Intangible assets                                         2,604,313         2,688,974
Other assets                                              2,568,969         2,152,454
                                                        -----------       -----------

                                                      $ 561,254,803     $ 523,760,466
                                                        ===========       ===========

     Liabilities and Stockholders' Equity

Liabilities:
  Deposits:
    Non-interest bearing                              $  57,548,881     $  56,116,144
    Interest bearing                                    443,229,769       407,977,979
                                                        -----------       -----------
          Total deposits                                500,778,650       464,094,123
                                                        -----------       -----------

  Other borrowings                                        3,548,647         6,631,402
  Accrued interest payable                                2,796,518         2,434,230
  Other liabilities                                       2,792,490         1,512,131
                                                        -----------       -----------
          Total liabilities                             509,916,305       474,671,886
                                                        -----------       -----------

Stockholders' equity:
  Common stock, $5.00 par value, 15,000,000 shares
    authorized, 3,394,656 issued and outstanding         16,973,280
                                                         16,973,280
  Additional paid-in capital                             10,698,388        10,698,388
  Retained earnings                                      23,511,812        21,087,077
  Net unrealized gain on securities available for
    sale, net of income taxes                               155,018           329,835
                                                        -----------       -----------
          Net stockholders' equity                       51,338,498        49,088,580
                                                        -----------       -----------

                                                      $ 561,254,803     $ 523,760,466
                                                        ===========       ===========



The accompanying notes are an integral part of these financial statements.


(1)  Derived from audited financial statements.

                                                  -4-



                      FIRST M & F CORPORATION AND SUBSIDIARY

                    Condensed Consolidated Statements of Income



                                           Three Months Ended           Six Months Ended
                                          -----------------------     ----------------------
                                          June 30,       June 30,     June 30,      June 30,
                                            1997           1996         1997          1996
                                          --------       --------     --------      ------

Interest income:
  Interest and fees on loans           $  8,378,678   $  7,524,271 $ 16,594,456  $ 14,798,127
  Interest bearing bank balances             40,484         61,819       91,070       120,448
  Taxable investments                     1,840,654      1,994,162    3,403,233     4,050,044
  Tax exempt investments                    521,745        492,563    1,018,924       994,776
  Federal funds sold                        148,418        202,774      336,163       432,388
                                         ----------     ----------   ----------    ----------
          Total interest income          10,929,979     10,275,589   21,443,846    20,395,783
                                         ----------     ----------   ----------    ----------

Interest expense:
  Deposits                                5,029,762      4,500,529    9,828,563     8,852,137
  Securities sold under agreements
    to repurchase                             3,465        379,466        3,465       932,356
  Other borrowings                           62,331         42,861      147,641        88,361
                                         ----------     ----------   ----------    ----------
          Total interest expense          5,095,558      4,922,856    9,979,669     9,872,854
                                         ----------     ----------   ----------    ----------

          Net interest income             5,834,421      5,352,733   11,464,177    10,522,929
Provision for possible loan losses          397,502        247,995      791,288       504,481
                                         ----------     ----------   ----------    ----------
          Net interest income after
            provision for possible
            loan losses                   5,436,919      5,104,738   10,672,889    10,018,448

Other operating income:
  Service charges on deposits               841,004        883,001    1,659,346     1,728,322
  Credit insurance income                    98,011        137,255      190,115       246,482
  Gains (losses) on AFS investments           7,007         (5,365)       6,712
                                             21,951
  Other income                              167,783        188,318      363,986       323,087
                                         ----------     ----------   ----------    ----------
          Total other operating income    1,113,805      1,203,209    2,220,159     2,319,842
                                         ----------     ----------   ----------    ----------

Other operating expenses:
  Salaries and employee benefits          2,079,564      2,028,263    4,091,727     3,960,631
  Net occupancy expense                     230,500        250,312      474,534       522,067
  Equipment and data processing
    expenses                                442,382        445,460      888,626       865,641
  Regulatory insurance and fees              33,389         21,244       53,572        34,016
  Other expenses                          1,015,458        965,520    1,990,035     1,843,570
                                         ----------     ----------   ----------    ----------
          Total other operating
            expenses                      3,801,293      3,710,799    7,498,494     7,225,925
                                         ----------     ----------   ----------    ----------

          Income before income taxes      2,749,431      2,597,148    5,394,554     5,112,365
Income taxes                                793,534        731,415    1,544,064     1,403,430
                                         ----------     ----------   ----------    ----------

          Net income                   $  1,955,897   $  1,865,733 $  3,850,490  $  3,708,935
                                         ==========     ==========   ==========    ==========


Earnings per share                           $ 0.57         $ 0.55       $ 1.13        $ 1.09
                                               ====           ====         ====          ====

The accompanying notes are an integral part of these financial statements.
                                        -5-



                        FIRST M & F CORPORATION AND SUBSIDIARY

               Condensed Consolidated Statements of Stockholders' Equity



                             Additional
                 Common       Paid-In       Retained    Treasury    Unrealized
                 Stock        Capital       Earnings     Stock      Gain (Loss)       Total
                 ------      ----------     ---------   --------    -----------       -----
January 1,
  1996       $ 16,973,280  $ 10,653,316  $ 16,242,675  $ (48,828)   $  698,987   $ 44,519,430

Net income              -             -     3,708,935          -             -      3,708,935

Cash
  dividends
  paid ($.36
  per share)            -             -    (1,221,126)         -             -     (1,221,126)

Net change in
  unrealized
  gain (loss)           -             -             -          -      (934,162)      (934,162)

Sale of
  treasury
  stock                 -        45,072             -     48,828             -          93,900
               ----------    ----------    ----------     ------       -------      ----------

June 30,
  1996       $ 16,973,280  $ 10,698,388  $ 18,730,484  $       -    $ (235,175)   $ 46,166,977
               ==========    ==========    ==========     ======       =======      ==========



January 1,
  1997       $ 16,973,280  $ 10,698,388  $ 21,087,077     $    -    $  329,835    $ 49,088,580

Net income              -             -     3,850,490          -             -       3,850,490

Cash
  dividends
  paid ($.42
  per share)            -             -    (1,425,755)         -             -      (1,425,755)

Net change in
  unrealized
  gain (loss)           -             -             -          -      (174,817)       (174,817)
               ----------    ----------    ----------       ----       -------       ---------

June 30,
  1997       $ 16,973,280  $ 10,698,388  $ 23,511,812     $    -    $  155,018    $ 51,338,498
               ==========    ==========    ==========       ====       =======      ==========






The accompanying notes are an integral part of these financial statements.




                        FIRST M & F CORPORATION AND SUBSIDIARY

                    Condensed Consolidated Statements of Cash Flows



                                                        Six Months Ended March 31,
                                                        --------------------------
                                                            1997            1996
                                                            ----            ----
Cash flows from operating activities:
  Net income                                           $  3,850,490    $  3,708,935
  Adjustments to reconcile net income to cash
    provided by operating activities:
    Depreciation and amortization                           606,147         564,730
    Provision for possible loan losses                      791,288         504,481
    (Increase) decrease in interest receivable             (515,953)       (301,424)
    Increase (decrease) in interest payable                 362,288          (8,765)
    Other, net                                              995,414        (673,716)
                                                         ----------      ----------

          Net cash provided by operating activities       6,089,674       3,794,241
                                                         ----------      ----------

Cash flows from investing activities: Net (increase)
  decrease in:
    Interest bearing bank balances                         (965,187)     (4,872,245)
    Federal funds sold                                   (2,550,000)    (19,600,000)
    Securities available for sale                       (22,055,497)     21,390,650
    Investment securities                                  (844,379)        996,792
    Loans                                                  (929,713)    (25,905,910)
    Bank premises and equipment                            (750,446)       (794,267)
                                                         ----------      ----------

          Net cash used in investing activities         (28,095,222)    (26,784,980)
                                                         ----------      ----------

Cash flows from financing activities: Net increase
  (decrease) in:
    Deposits                                             36,684,527      45,130,678
    Securities sold under agreements to repurchase                -     (25,415,983)
    Other borrowings                                     (3,082,755)     10,742,431
  Proceeds of sale of common stock                                -          93,900
  Cash dividends                                         (1,425,755)     (1,221,126)
                                                         ----------      ----------

          Net cash provided by financing activities      32,176,017      29,329,900
                                                         ----------      ----------

          Net increase in cash and due from banks        10,170,469       4,339,161

Cash and due from banks at January 1                     20,213,398      18,823,519
                                                         ----------      ----------

Cash and due from banks at June 30                     $ 30,383,867    $ 23,162,680
                                                         ==========      ==========








The accompanying notes are an integral part of these financial statements.

                      FIRST M & F CORPORATION AND SUBSIDIARY

               Notes to Condensed Consolidated Financial Statements



Note 1:  Basis of Presentation
------------------------------

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


Note 2:  Statements of Cash Flows
---------------------------------

  During the six months ended June 30, 1997 and 1996, the Company had the following payments:

                                                       1997           1996
                                                       ----           ----

      Income taxes                                $ 1,400,000    $ 1,628,000
      Interest on deposit liabilities               9,461,000      8,766,000
      Interest on other borrowings                    154,000        991,000
                                                    =========      =========

                              FIRST M & F CORPORATION

Item 2:  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations
         ---------------------

Earnings Summary

The Company's net income for the six months ended June 30, 1997 was $3,850,490, or $1.13 per share, compared to $3,708,935, or $1.09 per share, for the same period of 1996. This represents an increase in earnings per share of 3.7% and in net earnings of 3.8%. Return on average assets was 1.42% for the six months compared to 1.41% for 1996. Return on average equity was 15.51% as contrasted to 16.29% for 1996.

These two key measures of bank profitability and performance continue to reflect the growth in net interest income and non interest income combined with emphasis on the budgeting and control of non interest expenses to produce good earnings for the Company. Another factor during this period of 1997, as contrasted to 1996, has been the significant change in sources of deposit funding with the pay-off of approximately $40 million in repurchase agreements in 1996, to more traditional fund sources in 1997.

Net Interest Income

During the six month period ending June 30, 1997, the level of net interest income increased $941,248 or 9.53% over the comparable period for 1996. This was the result of an increase in the overall volume of earning assets in excess of interest bearing liabilities. To contrast the two periods, total earning assets for the period ending June 30, 1997 were approximately $516 million compared to approximately $489 million at December 31, 1996 (a difference of $27 million). This excess of total earning assets over liabilities contributed to the greater volume of net interest income during the period. Net interest income (FTE) as a percent of assets for the period ending June 30, 1997, was approximately 4.46%, contrasted to 4.20% for the same period of 1996.

Provision for Loan Losses

During the six month period ending June 30, 1997, the Company's provision for loan losses was $791,288 contrasted to $504,481 for the same period of 1996. This provision reflects management's assessment of the adequacy of the reserve for possible loan losses to absorb potential losses in the loan portfolio. Factors considered involve an assessment of growth and composition of the portfolio; historical credit loss experience; current and anticipated economic conditions; and changes in the borrower's financial condition. During the first eight months of 1996, the Company used $75,000 per month as its estimate of 1996 requirement. In September, 1996 the provision was increased to $100,000 for the remainder of 1996 to provide for some sluggishness in collections and for general overall growth of the portfolio. 1997's estimate is $125,000 per month and has been provided primarily to raise the level of the reserve for overall growth. The overall condition of the loan portfolio, considering past-dues, collections and other evaluation factors was considered to be superior.
                                        -9-

                              FIRST M & F CORPORATION


Non Interest Income

One of the Company's key long-term strategies is to continue to boost its growth in non interest income. For the six month period ending June 30, 1997, non interest income was $2,220,159 as compared to $2,319,842 for 1996. Service charges on deposits and credit insurance income reflected an approximate $125,000 or 5.4% decrease for 1997. Other income reflect an approximate $41,000 or 1.8% increase primarily in the area of fee income on non-deposit products. Management continues to emphasize the non interest income area through increased focus and budget/incentive processes.

Non Interest Expense

Another strategy of the Company is to contain non interest expenses within an overall growth discipline. At June 30, 1997, the Company's efficiency ratio, an indicator of control of non interest expenses, was 54% contrasted to 56% for the same period of 1996. However, improvements have been made in the overall monitoring and control of expense through the budgeting and review process.

Salaries and benefits comprise the largest portion of non interest expense and increased 3.3% when compared to the same period of 1996. Additional staffing has been required in several locations as a result of volume and increased demand.

Other expense reflects an increase of approximately $272,000 or 3.7%in 1997 compared to 1996. This primarily represents the recovery in 1996 of property taxes paid in prior years as a result of errors in the assessments by several local taxing authorities.

Income Taxes

For the six months ended June 30, 1997, the Company's effective tax rate was 28.6% as compared to 27.5% for the same period of 1996. This increase in effective rate is the result of the reduction of the level of tax-exempt investment income and, for the first year ever, a provision for estimated Mississippi corporate income taxes. The Mississippi 5% corporate tax rate has been factored into the monthly accrual and estimated quarterly payments are being made in compliance with the state taxing regulations.

                              FIRST M & F CORPORATION


Assets/Liabilities

Loans, net of unearned discount, increased to $345.7 million at June 30, 1997, as compared to $345.2 million at the end of 1996. This overall lack of growth in loans since December 31, 1996, generally reflects the overall softness of the economy during this period, however, loan volumes were increasing in June, 1997 of the year.

The current level of the reserve for possible loan losses approximates 1.39% of total loans outstanding. The Company's nonperforming loans past due 90 days or more remain well controlled and continues to compare favorably to peer levels. The adequacy of the reserve is reviewed quarterly using criteria and guidance provided by the appropriate regulatory agencies and is presented to the Board of Directors for subsequent review and approval. Regulatory examinations underway during the second quarter of 1997 indicated superior performance and a quality loan portfolio with few problems, if any. Management will continue to take a prudent approach in the evaluation of the reserve for loan losses.

The securities portfolio is utilized to provide quality investment alternatives for available funds and a stable source of interest income. At June 30, 1997, the total securities portfolio was approximately $166 million, up from the December 31, 1996 level by approximately $23 million. Yield for the portfolio was at 6.06% for the six months ended June 30, 1997 and is comparable to peer groups. There were no sales of held to maturity securities during the period.

Deposits originating from the various communities served by the Company provide the primary source of its funds. Total deposits increased approximately $37 million or 7.9% during the six month period ended June 30, 1997, consistent with growth plans for the year.

Other borrowings of $3,548,647 include approximately $3.2 million in advances from the Federal Home Loan Bank of Dallas and are primarily funding sources for specific loans.

                              FIRST M & F CORPORATION


Equity

The Company's regulatory capital ratios at June 30, 1997, as shown below are in excess of the minimum requirements and qualify the institution as "well capitalized" under the definition of such.

                                                              ($ in Thousands)
                                                              ----------------
  Tier 1 capital                                                 $  48,579
  Tier 2 capital element                                             4,500
                                                                    ------

            Total qualifying capital                             $  53,079
                                                                    ======


  Risk weighted assets                                           $ 359,975
                                                                   =======


  Total qualifying capital/risk weighted assets
                                                                     14.75%
                                                                     ======

  Leverage ratio                                                      8.75%
                                                                      =====

The dividend payout ratio for the six months ended June 30, 1997 was 37.0% of net income reflecting total dividends of $.42 per share. Book value per share at June 30, 1997 was $15.12 compared to a $28.00 per share market price.

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

                              FIRST M & F CORPORATION


                            PART II:  OTHER INFORMATION

Item 1 - Legal Proceedings
--------------------------
No new legal proceedings occurred in the second quarter.


Item 2 - Changes in Securities
------------------------------
None


Item 3 - Defaults Upon Senior Securities
----------------------------------------
None


Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
At the annual stockholders' meeting held April 10, 1997, the stockholders, in addition to electing directors, approved the Company increasing its authorized number of shares of common stock from 5 million to 15 million. The State of Mississippi subsequently approved this change in authorized shares.


Item 5 - Other Information
--------------------------
On August 4, 1997, First M&F Life Insurance Company, the bank subsidiary's credit life company, accepted $530,000 in settlement of computational errors and underpayments of re-insurance commissions involving its third-party management company during the period 1991-1997. The settlement will have the effect of increasing 1997 earnings by approximately $390,000, net of taxes ($0.11 per common share) and will be accounted for in the third quarter of 1997.


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

Exhibit 11 - Statement of computation of earnings per share

                              FIRST M & F CORPORATION


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


FIRST M & F CORPORATION
     (Registrant)



DATE:  August 8, 1997                   /s/ Hugh S. Potts, Jr.
                                        ------------------------------------
                                        Hugh S. Potts, Jr.
                                        Chairman and Chief Executive Officer



DATE:  August 8, 1997                   /s/ Scott M. Wiggers
                                        --------------------------------------
                                        Scott M. Wiggers
                                        President and Chief Accounting Officer