Form 10-Q
period 1997-09-30
FIRST M&F CORP/MS
filed 1997-11-13
CIK 320387

FIRST M & F CORPORATION

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                    FORM 10-Q


               Quarterly Report Under Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

For the quarter ended September 30, 1997           Commission File Number 0-9424

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

            Class                             Outstanding at October 24, 1997

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

                          PART I: FINANCIAL INFORMATION

                          Item 1 - Financial Statements


                     FIRST M & F CORPORATION AND SUBSIDIARY

                 Condensed Consolidated Statements of Condition


                                 (Unaudited)
                                                                             September 30,           December 31,
                   Assets                                                        1997                    1996 (1)
                   ------                                                    -------------           ------------

Cash and due from banks                                                      $  26,011,778          $  20,213,398
Interest bearing bank balances                                                   1,225,275                149,794
Federal funds sold                                                               3,900,000                500,000
Securities available for sale                                                  108,334,168             86,443,833
Investment securities, market value of
  $58,543,000 in 1997 and $57,536,000 in 1996                                   57,840,680             57,152,860

Loans                                                                          374,052,618            363,266,911
  Unearned discount                                                            (16,547,780)           (18,028,671)
  Reserve for possible loan losses                                              (5,207,989)            (4,475,000)
                                                                               -----------            -----------
          Net loans                                                            352,296,849            340,763,240
                                                                               -----------            -----------

Bank premises and equipment                                                      8,472,015              8,008,727
Accrued interest receivable                                                      5,519,718              4,963,438
Other real estate                                                                  699,008                723,748
Intangible assets                                                                2,561,683              2,688,974
Other assets                                                                     2,799,574              2,152,454
                                                                               -----------            -----------

                                                                             $ 569,660,748          $ 523,760,466
                                                                               ===========            ===========

     Liabilities and Stockholders' Equity

Liabilities:
  Deposits:
    Non-interest bearing                                                     $  60,915,881          $  56,116,144
    Interest bearing                                                           447,663,052            407,977,979
                                                                               -----------            -----------
          Total deposits                                                       508,578,933            464,094,123
                                                                               -----------            -----------

  Other borrowings                                                               2,940,131              6,631,402
  Accrued interest payable                                                       2,831,872              2,434,230
  Other liabilities                                                              2,387,767              1,512,131
                                                                               -----------            -----------
          Total liabilities                                                    516,738,703            474,671,886
                                                                               -----------            -----------

Stockholders' equity:
  Common stock, $5.00 par value, 15,000,000 shares
    authorized, 3,394,656 issued and outstanding                                16,973,280             16,973,280
  Additional paid-in capital                                                    10,698,388             10,698,388
  Retained earnings                                                             24,740,994             21,087,077
  Net unrealized gain on securities available for
    sale, net of income taxes                                                      509,383                329,835
                                                                               -----------            -----------
          Net stockholders' equity                                              52,922,045             49,088,580
                                                                               -----------            -----------

                                                                             $ 569,660,748          $ 523,760,466
                                                                               ===========            ===========


The accompanying notes are an integral part of these financial statements.

(1)  Derived from audited financial statements.




                     FIRST M & F CORPORATION AND SUBSIDIARY

                   Condensed Consolidated Statements of Income

                                (Unaudited)

                                               Three Months Ended                       Nine Months Ended
                                          September 30,       September 30,      September 30,      September 30,
                                          1997                   1996                1997                1996
                                      -------------         -------------       -------------        ------------

Interest income:
  Interest and fees on loans            $  8,633,081         $  8,075,596        $ 25,227,537        $ 22,873,723
  Interest bearing bank balances              55,312               32,377             146,382             152,825
  Taxable investments                      1,896,127            1,704,843           5,299,360           5,754,887
  Tax exempt investments                     542,642              486,441           1,561,566           1,481,217
  Federal funds sold                         136,866              111,667             473,029             544,055
                                          ----------           ----------          ----------          ----------
          Total interest income           11,264,028           10,410,924          32,707,874          30,806,707
                                          ----------           ----------          ----------          ----------

Interest expense:
  Deposits                                 5,308,178            4,571,726          15,136,741          13,423,863
  Short-term borrowings                          159               25,955               3,624             958,311
  Other borrowings                            45,508              157,096             193,149             245,457
                                          ----------           ----------          ----------          ----------
          Total interest expense           5,353,845            4,754,777          15,333,514          14,627,631
                                          ----------           ----------          ----------          ----------

          Net interest income              5,910,183            5,656,147          17,374,360          16,179,076
Provision for possible loan losses           866,780              281,203           1,658,068             785,684
                                          ----------           ----------          ----------          ----------
          Net interest income after
            provision for possible
            loan losses                    5,043,403            5,374,944          15,716,292          15,393,392
                                          ----------           ----------          ----------          ----------

Other operating income:
  Service charges on deposits                841,484              921,349           2,500,830           2,649,671
  Credit insurance income                    664,192              118,605             854,307             365,087
  Gains (losses) on AFS investments           11,989                 (107)      18,701                     21,844
  Other income                                45,505              141,658             409,491             464,745
                                          ----------           ----------          ----------          ----------
          Total other operating income     1,563,170            1,181,505           3,783,329           3,501,347
                                          ----------           ----------          ----------          ----------

Other operating expenses:
  Salaries and employee benefits           2,110,487            1,990,909           6,202,214           5,951,540
  Net occupancy expense                      256,521              236,731             731,055             758,798
  Equipment and data processing
    expenses                                 419,487              435,829           1,308,113           1,301,470
  Regulatory insurance and fees               32,269               42,896              85,841              76,912
  Other expenses                           1,016,873            1,108,333           3,006,908           2,951,903
                                          ----------           ----------          ----------          ----------
          Total other operating
            expenses                       3,835,637            3,814,698          11,334,131          11,040,623
                                          ----------           ----------          ----------          ----------

          Income before income taxes       2,770,936            2,741,751           8,165,490           7,854,116
Income taxes                                 794,976              827,325           2,339,040           2,230,755
                                          ----------           ----------          ----------          ----------

          Net income                    $  1,975,960         $  1,914,426        $  5,826,450        $  5,623,361
                                          ==========           ==========          ==========          ==========


Earnings per share                            $ 0.58               $ 0.56              $ 1.72              $ 1.66
                                                ====                 ====                ====                ====


The accompanying notes are an integral part of these financial statements.




                                            FIRST M & F CORPORATION AND SUBSIDIARY

                                   Condensed Consolidated Statements of Stockholders' Equity

                                                     (Unaudited)

                             Additional
                 Common       Paid-In       Retained    Treasury    Unrealized
                 Stock        Capital       Earnings     Stock      Gain (Loss)       Total

January 1,
  1996       $ 16,973,280  $ 10,653,316  $ 16,492,206  $ (48,828)   $  698,987   $ 44,768,961

Net income              -             -     5,623,361          -             -      5,623,361

Cash
  dividends
  paid ($.55
  per share)            -             -    (1,866,111)         -             -     (1,866,111)

Net change in
  unrealized
  gain                  -             -             -          -      (586,307)      (586,307)

Sale of
  treasury
  stock                 -        45,072             -     48,828             -         93,900
               ----------    ----------    ----------     ------       -------     ----------

September 30,
  1996       $ 16,973,280  $ 10,698,388  $ 20,249,456  $       -    $  112,680   $ 48,033,804
               ==========    ==========    ==========     ======       =======     ==========



January 1,
  1997       $ 16,973,280  $ 10,698,388  $ 21,087,077     $    -    $  329,835   $ 49,088,580

Net income              -             -     5,826,450          -             -      5,826,450

Cash
  dividends
  paid ($.64
  per share)            -             -    (2,172,533)         -             -     (2,172,533)

Net change in
  unrealized
  gain                  -             -             -          -       179,548        179,548
               ----------    ----------    ----------       ----       -------     ----------

September 30,
  1997       $ 16,973,280  $ 10,698,388  $ 24,740,994     $    -    $  509,383   $ 52,922,045
               ==========    ==========    ==========       ====       =======     ==========






The accompanying notes are an integral part of these financial statements.






                                            FIRST M & F CORPORATION AND SUBSIDIARY

                                        Condensed Consolidated Statements of Cash Flows

                                                      (Unaudited)

                                                                                    Nine Months Ended September 30,
                                                                                      1997                   1996
                                                                                      ----                   ----

Cash flows from operating activities:
  Net income                                                                     $  5,826,450           $  5,623,361
  Adjustments to reconcile net income to cash
    provided by operating activities:
    Depreciation and amortization                                                     895,607                867,525
    Provision for possible loan losses                                              1,658,068                785,684
    Increase in interest receivable                                                  (556,280)               (55,003)
    Increase in interest payable                                                      397,642                292,005
    Other, net                                                                        253,308                 (9,383)
                                                                                   ----------             ----------

          Net cash provided by operating activities                                 8,474,795              7,504,189
                                                                                   ----------             ----------

Cash flows from investing activities: Net (increase) decrease in:
    Interest bearing bank balances                                                 (1,075,481)            (2,971,746)
    Federal funds sold                                                             (3,400,000)            (6,450,000)
    Securities available for sale                                                 (21,710,787)            34,556,066
    Investment securities                                                            (687,820)              (365,466)
    Loans                                                                         (13,191,677)           (40,238,167)
    Bank premises and equipment                                                    (1,231,600)            (1,124,292)
                                                                                   ----------             ----------

          Net cash used in investing activities                                   (41,297,365)           (16,593,605)
                                                                                   ----------             ----------

Cash flows from financing activities: Net increase (decrease) in:
    Deposits                                                                       44,484,754             58,575,758
    Securities sold under agreements to repurchase                                          -            (47,358,602)
    Other borrowings                                                               (3,691,271)             4,464,261
  Proceeds of sale of treasury stock                                                        -                 93,900
  Cash dividends                                                                   (2,172,533)            (1,866,111)
                                                                                   ----------             ----------

          Net cash provided by financing activities                                38,620,950             13,909,206
                                                                                   ----------             ----------

          Net increase in cash and due from banks                                   5,798,380              4,819,790

Cash and due from banks at January 1                                               20,213,398             18,823,519
                                                                                   ----------             ----------

Cash and due from banks at September 30                                          $ 26,011,778           $ 23,643,309
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


Note 2:  Statements of Cash Flows

   During the nine months ended September 30, 1997 and 1996, the Company had the following payments:

                                             1997                  1996
                                             ----                  ----

      Income taxes                      $  2,315,000          $  2,573,000
      Interest on deposit liabilities     14,724,000            14,101,000
      Interest on other borrowings           211,000             1,170,000
                                          ==========            ==========

                             FIRST M & F CORPORATION

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Earnings Summary

The Company's net income for the nine months ended September 30, 1997 was $5,826,450, or $1.72 per share, compared to $5,623,361, or $1.66 per share, for the same period of 1996. This represents an increase in earnings per share and in net earnings of 3.6%. Return on average assets was 1.41% for the nine months compared to 1.40% for 1996. Return on average equity was 15.34% as contrasted to 15.80% for 1996. These two key measures of bank profitability and performance continue to reflect the growth in net interest income and non interest income combined with emphasis on the budgeting and control of non interest expenses to produce good earnings for the Company. Quarterly earnings for the three months ended September 30, 1997, contrasted to the same period of 1996 reflected net income of $1,975,960 and earnings per share of $0.58 compared to $1,914,426 and $0.56 per share for the 1996 quarter.

Other  factors  affecting  earnings  during the quarter  and nine  months  ended
September 30, 1997, involve the Bank subsidiary's credit life company's collection of $530,000 in settlement of computational errors and underpayments of reinsurance commissions involving its third party management company. The effect on 1997 earnings was approximately $390,000, net of taxes ($.11 per common share). Management also decided to make additional bad debt provisions of approximately $475,000 during the third quarter as a result of uncertainty in the economy concerning consumer credit quality.

Net Interest Income

During the nine month period ending September 30, 1997, the level of net interest income increased $1,195,284 or 7.39% over the comparable period for 1996. This was the result of an increase in the overall volume of earning assets in excess of interest bearing liabilities. To contrast the two periods, total earning assets for the period ending September 30, 1997 were approximately $528 million compared to approximately $489 million at December 31, 1996 (a difference of $39 million). This excess of total earning assets over liabilities contributed to the greater volume of net interest income during the period. Net interest income (FTE) as a percent of average assets for the period ending September 30, 1997, was 4.44%, contrasted to 4.40% for the same period of 1996.

                             FIRST M & F CORPORATION


Provision for Loan Losses

During the nine month period ending September 30, 1997, the Company's provision for loan losses was $1,658,068 contrasted to $785,684 for the same period of 1996. This provision reflects management's assessment of the adequacy of the reserve for possible loan losses to absorb potential losses in the loan portfolio. Factors considered involve an assessment of growth and composition of the portfolio; historical credit loss experience; current and anticipated economic conditions; and changes in the borrower's financial condition. During the first eight months of 1996, the Company used $75,000 per month as its estimate of 1996 requirement. In September, 1996 the provision was increased to $100,000 for the remainder of 1996 to provide for some sluggishness in collections and for general overall growth of the portfolio. The estimate for 1997 is $125,000 per month and has been provided primarily to raise the level of the reserve for overall growth.

Non Interest Income

One of the Company's key long-term strategies is to continue to boost its growth in non interest income. For the nine month period ending September 30, 1997, non interest income was $3,783,329 as compared to $3,501,347 for 1996. For the quarter ended September 30, 1997, this total non-interest income was impacted by the collection of $530,000 at the Bank subsidiary credit life company, as a result in errors and underpayment of commissions from prior years. Service charges on deposits reflected an approximate $80,000 or 8.6% decrease for 1997, primarily as a result of opportunity in the NSF check fee routine. Management continues to emphasize the non interest income area through increased focus and budget/incentive processes.

Non Interest Expense

Another strategy of the Company is to contain non interest expenses within an overall growth discipline. At September 30, 1997, the Company's efficiency ratio, an indicator of control of non interest expenses, was 55% contrasted to 56% for the same period of 1996. However, improvements have been made in the overall monitoring and control of expense through the budgeting and review process.

Salaries and benefits comprise the largest portion of non interest expense and increased 4.2% when compared to the same period of 1996 and approximately 2.0% of that increase occurred in the third quarter of 1997 over 1996 levels. Additional staffing has been required in several locations as a result of volume and increased demand and added customer service facilities.

Income Taxes

For the nine months ended September 30, 1997, the Company's effective tax rate was 28.6% as compared to 28.4% for the same period of 1996. This increase in effective rate is the result of the reduction of the level of tax-exempt investment income and, for the first year ever, a provision for estimated Mississippi corporate income taxes. The Mississippi 5% corporate tax rate has been factored into the monthly accrual and estimated quarterly payments are being made in compliance with the state taxing regulations.

                             FIRST M & F CORPORATION


Assets/Liabilities

Loans, net of unearned discount, increased to $357.5 million at September 30, 1997, as compared to $345.2 million at the end of 1996. This growth of 3.55% in loans since December 31, 1996, has occurred primarily in the third quarter of 1997, and continues favorably in the fourth quarter of 1997. The overall softness of our consumer loan demand during the first six months, however, reduced loan volumes during that period.

The current level of the reserve for possible loan losses approximates 1.46% of total loans outstanding. The Company's nonperforming loans past due 90 days or more remain well controlled and continue to compare favorably to peer levels. The adequacy of the reserve is reviewed quarterly using criteria and guidance provided by the appropriate regulatory agencies and is presented to the Board of Directors for subsequent review and approval. Management has continued to monitor the consumer loan portfolio as softness in credit quality has begin to show. An upward trend in charged off consumer loans in 1997 has confirmed management's concern relating to this economic sector. Management will continue to take a prudent approach in the evaluation of the reserve for loan losses.

The securities portfolio is utilized to provide quality investment alternatives for available funds and a stable source of interest income. At September 30, 1997, the total securities portfolio was approximately $166 million, up from the December 31, 1996 level by approximately $23 million. Yield for the portfolio was at 6.06% for the nine months ended September 30, 1997 and is comparable to peer groups. There were no sales of held to maturity securities during the period.

Deposits originating from the various communities served by the Company provide the primary source of its funds. Total deposits increased approximately $45 million or 9.6% during the nine month period ended September 30, 1997, consistent with growth plans for the year.

Other borrowings of $2,940,131 include approximately $2.6 million in advances from the Federal Home Loan Bank of Dallas and are primarily funding sources tied to specific loans.

                             FIRST M & F CORPORATION


Equity

The Company's regulatory capital ratios at September 30, 1997, as shown below are in excess of the minimum requirements and qualify the institution as "well capitalized" under the definition of such.

                                                 ($ in Thousands)

  Tier 1 capital                                    $  49,851
  Tier 2 capital element                                4,442
                                                       ------

            Total qualifying capital                $  54,293
                                                       ======


  Risk weighted assets                              $ 354,888
                                                      =======


  Total qualifying capital/risk weighted assets         15.30%


  Leverage ratio                                         8.81%


The dividend payout ratio for the nine months ended September 30, 1997 was 37.3% of net income reflecting total dividends of $.64 per share. Book value per share at September 30, 1997 was $15.59 compared to a $30.00 per share market price.

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

The asset/liability committee establishes guidelines, approved by appropriate board action, by which the current liquidity position of the Company is monitored to ensure adequate funding capacity. Accessibility to local, regional and other funding sources is also maintained in order to actively manage both the asset and liability sides of the balance sheet. These funding requirements and the Company's ability to maintain liquidity is also enhanced by the Company's consistent earning capacity and adequate capital.

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


FIRST M & F CORPORATION
     (Registrant)



DATE:  November 7, 1997                    /s/ Hugh S. Potts, Jr.
                                           Hugh S. Potts, Jr.
                                           Chairman and Chief Executive Officer



DATE:  November 7, 1997                   /s/ Scott M. Wiggers
                                          Scott M. Wiggers
                                          President and Chief Accounting Officer