Form 10-K
period 1997-12-31
FIRST M&F CORP/MS
filed 1998-03-19
CIK 320387

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C. 20549
                                      FORM 10-K

         (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                         or
       ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934
                           Commission file number 0-09424

                               FIRST M & F CORPORATION
               (exact name of Registrant as specified in its charter)

        MISSISSIPPI                                    64-0636653
(State or other jurisdiction of                     (I.R.S.  Employer
 incorporation of organization)                   Identification Number )

             221 East Washington Street, Kosciusko, Mississippi 39090
                (Address of principal executive offices) (Zip Code)

             Registrants telephone number, including area code: (601) 289-5121 Securities registered pursuant to section 12(b) of the Act:

                                                    NAME OF EACH EXCHANGE ON
                TITLE OF CLASS                         WHICH REGISTERED

                   NONE                                      NONE

             Securities registered pursuant to section 12(g) of the Act:

                            Common Stock $5.00 par value

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act if 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ( X ) NO ( )

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  Yes(   ) No (   )

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                  Class                           Outstanding at March 3, 1998
Common stock  ( $5.00 par value )                         3,394,656    Shares

         Based on bid price for shares on March 3, 1998, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $92,521,040.

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference to Part I, II, III and IV of the Form 10-K report: (1) Registrant's 1997 Annual Report to Shareholders (containing selected and summary financial information) (Parts II and IV), and (2) Registrant's Combined 1997 Annual Report and Proxy Statement dated March 18, 1998, for Registrant's Annual Meeting of Shareholders to be held April 8, 1998 (which contains Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition), (Parts II, III and IV).
                                                      1 of 20

                                              FIRST M & F CORPORATION
                                                     FORM 10-K
                                                       INDEX

Part I

Item 1.           Business                                             3
Item 2.           Properties                                          14
Item 3.           Legal Proceedings                                   14
Item 4.           Submission of Matters to a Vote of
                     Security Holders                                 14

Part II

Item 5.           Market for the Registrant's Common Stock
                     and Related Stockholder Matters                  14
Item 6.           Selected Financial Data                             14
Item 7.           Management's Discussion and Analysis of
                     Financial Condition and Results of Operations    15
Item 8.           Financial Statements and Supplementary Data         15
Item 9.           Changes in and Disagreements with Accountants
                     on Accounting and Financial Disclosure           15


Part III

Item 10.          Directors and Executive Officers of the
                     Registrant                                       15
Item 11.          Executive Compensation                              16
Item 12.          Security Ownership of Certain Beneficial
                    Owners and Management                             16
Item 13.          Certain Relationships and Related Transactions      16


Part IV

Item 14.          Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K                                 16

SIGNATURES                                                         18-19

EXHIBIT INDEX                                                         20

                               FIRST M & F CORPORATION
                                      FORM 10-K

                                        PART I
ITEM 1.           BUSINESS

GENERAL

          First M & F Corporation ( Company ) is a one-bank holding company chartered and organized under Mississippi laws in 1979. The Company engages exclusively in the banking business through its wholly-owned subsidiary, Merchants and Farmers Bank of Kosciusko (The Bank).

         The Bank was chartered and organized under the laws of the State of Mississippi in 1890, and accounts for substantially all of the total assets and revenues of the Company. The Bank is the seventh largest bank in the state, having total assets of approximately $580 million at December 31, 1997. The Bank offers a complete range of commercial and consumer services through its main office and two branches in Kosciusko and its branches in fourteen other markets within central Mississippi. These markets include Ackerman, Bruce, Brandon, Canton, Clinton, Durant, Lena, Madison, Oxford, Pearl, Philidelphia, Puckett, Ridgeland, Starkville, Grenada and Weir, Mississippi.

         The Bank has three wholly-owned subsidiary operations, M & F Financial Services, Inc., which operates two finance company operations; First M & F Insurance Company, Inc., a credit life insurance company; and Merchants and Farmers Bank Securities Corporation, a real estate property management company.

         The Company 's primary means of growth over the past several years has been an aggressive lending program funded by exceptional deposit growth. Additionally, the Company acquired the deposits of several locations from the Resolution Trust Corporation in 1994. Effective with the close of business on December 31, 1995, the Company also merged with Farmers and Merchants Bank of Bruce, Mississippi. This merger involved the exchange of 450,000 shares of the Company's common stock for all of the issued and outstanding shares of Farmers and Merchant's Bank and has been accounted for as a pooling of interests. Farmers and Merchants had total assets at December 31, 1995, of $32 million.

         The banking system offers a variety of deposit, investment and credit products to customers. The Bank provides these services to middle market and professional businesses, ranging from payroll checking, business checking, corporate savings and secured and unsecured lines of credit . Additional services include direct deposit payroll, sweep accounts and letters of credit. The Bank also offers credit card services to its customers, to include check debit cards and automated teller machine cards through several networks. Trust services are also offered in the Kosciusko main office.

As of January 31, 1998, the Company and its subsidiary employed 259 full-time equivalent employees.

COMPETITION

         The Company competes generally with other banking institutions, savings associations, credit unions, mortgage banking firms, consumer finance companies, mutual funds, insurance companies, securities brokerage firms, and other finance related institutions; many of which have greater resources than those available to the Company. The competition is primarily related to areas of interest rates, the availability and quality of services and products, and the pricing of those services and products.

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

         In December 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) was enacted. This Act substantially revised the funding provisions of the Federal Deposit Insurance Act and required regulators to take prompt corrective action whenever financial institutions failed to meet minimum capital requirements. Also the Act created restrictions on capital distributions that would leave a depository institution undercapitalized.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Registrant including their positions with the Registrant, their ages and their principal occupations for the last five years are as follows:

         Hugh S. Potts, Jr., 52, Director, Chairman of the Board and Chief Executive Officer, First M & F Corporation and Merchants and Farmers Bank, since 1994.
         Vice Chairman, First M & F Corporation, prior to 1994

         Scott M. Wiggers, 53, Director, President, First M & F Corporation and Merchants and Farmers Bank of Kosciusko, since 1990.

STATISTICAL DISCLOSURES

         The statistical disclosures for the Company are contained in Tables 1 through 13.

FIRST M & F CORPORATION
STATISTICAL DISCLOSURES

TABLE 1 - COMPARATIVE AVERAGE BALANCES - YIELDS AND RATES

The table below shows the average balances for all assets and liabilities for the Company at each year-end for the past three years, the interest income or expense associated with these assets and liabilities and the computed yields or rates for each.

                                                                    DECEMBER 31ST
                                           1997                                  1996                           1995
                                           ----                                  ----                           ----
                                  AVERAGE                 YIELD/    AVERAGE               YIELD/    AVERAGE                YIELD/
                                    BAL     INTEREST      RATE        BAL      INTEREST    RATE       BAL      INTEREST    RATE
Average assets
------------------
Federal funds sold               $ 10,782   $    567      5.26     $ 12,839    $    685    5.34%    $  9,846   $    596     6.05%
Loans, net                        349,684     34,279      9.80%     317,013      31,346    9.89%     275,422     27,310     9.92%
Bank balances                       3,378        190      5.62%       3,934         205    5.21%       2,790        165     5.91%
Taxable securities                117,064      7,280      6.22%     120,356       7,394    6.14%     121,291      7,300     6.02%
Tax-exempt securities              41,941      3,215      7.67%      38,324       2,988    7.80%      40,472      3,221     7.96%
                                 ------------------------------------------------------------------------------------------------
Total int. earnings               522,849     45,531      8.71%     492,466      42,618    8.65%     449,821     38,592     8.58%
Noninterest assets                 39,888                            34,535                           30,800
                                 ------------------------------------------------------------------------------------------------
Total average assets              562,737     45,531      8.09%     527,001      42,618    8.09%     480,621     38,592     8.03%
                                 ------------------------------------------------------------------------------------------------
Liabilities & capital
---------------------
DDA and savings                   207,098      7,560      3.65%     175,383       6,140    3.50%     144,970      4,578     3.16%
Time deposits                     237,123     12,889      5.44%     220,038      12,082    5.49%     191,290     10,186     5.32%
Short-term funds                       64          4      6.25%      19,330         965    4.99%      45,850      2,551     5.56%
FHLB advances                       3,628        240      6.62%       5,937         354    5.96%       3,482        195     5.60%
                                  -----------------------------------------------------------------------------------------------
Total interest bearing 447,913     20,693                 4.62%     420,688      19,541    4.65%     385,592     17,510     4.54%
Noninterest bearing
   and capital                    114,824                           106,313                           95,029
                                  -----------------------------------------------------------------------------------------------
Total average
Liabilities & Capital             562,737     20,693      3.68%     527,001      19,541    3.71      480,621     17,510     3.64%
                                  -----------------------------------------------------------------------------------------------
Net interest margin                           24,838      4.75%                  23,077    4.69%                 21,082     4.69%
Less tax equiv adj
    Investments                                1,093                              1,016                           1,095
    Loans                                        222                                106                              80
                                  -----------------------------------------------------------------------------------------------
Net interest margin
    Per annual report                       $ 23,523                           $ 21,955                      $   19,907
                                 ------------------------------------------------------------------------------------------------

Nonaccruing loans have been included in the average loan balances and interest collected prior to these loans being placed on nonaccrual has been included in interest income. Yield and rates have been calculated on a fully tax equivalent basis using a tax rate of 34% for all years.

FIRST M & F CORPORATION
STATISTICAL DISCLOSURES (CONTINUED)

TABLE 2 - VOLUME AND YIELD/RATE VARIANCE ANALYSIS

The Volume and Yield/Rate Table shown below reflects the change from year to year for each component of the net interest margin classified into those occurring as a result of changes in volume and those resulting from yield/rate changes. (Tax Equivalent Basis - $ in thousands)

                                         1997 COMPARED TO 1996          1996 COMPARED TO 1995
                                     INCREASE (DECREASE) DUE TO:     INCREASE (DECREASE) DUE TO:
                                  ---------------------------------------------------------------
                                               YIELD/                            YIELD/
                                    VOLUME     RATE       NET       VOLUME       RATE      NET
                                  ---------------------------------------------------------------
Interest earned on:
Fed funds sold                    $  (110)   $    (8)   $  (118)   $   181    $   (92)   $    89
Loans, net                          3,230       (297)     2,933      4,124        (88)     4,036
Bank balances                         (29)        14        (15)        68        (28)        40
Taxable securities                   (202)        88       (114)       (56)       157        101
Tax-exempt securities                 282        (55)       227       (171)       (62)      (233)
                                  ---------------------------------------------------------------
  Total interest-earning assets     3,171       (258)     2,913      4,146       (113)     4,033

Interest paid on:
Demand deposits & savings           1,110        310      1,420        960        602      1,562
Time deposits                         938       (131)       807      1,531        365      1,896
Short-term funds                     (962)         1       (961)    (1,476)      (103)    (1,579)
FHLB advances                        (138)        24       (114)       138         21        159
                                  ---------------------------------------------------------------
  Total interest-bearing liab         948        204      1,152      1,153        885      2,038
                                  ---------------------------------------------------------------
  Change in net income on a
     tax equivalent basis         $ 2,223    $  (462)   $ 1,761    $ 2,993    $  (998)   $ 1,995
                                  ---------------------------------------------------------------


Tax-exempt income has been adjusted to a tax equivalent basis using a tax rate of 34%. The balances of nonaccrual loans and related income recognized have been included for purposes of these computations.

FIRST M & F CORPORATION
STATISTICAL DISCLOSURES (CONTINUED)

TABLE 3 - SECURITIES AVAILABLE FOR SALE AND SECURITIES HELD TO MATURITY

The table below indicates amortized cost or carrying value of securities available for sale and those held to maturity by type at year-end for each of the last three years. ($ in thousands)

                                                                            December 31,
                                                                  ------------------------------
                                                                      1997       1996       1995
                                                                  --------   --------   --------
Securities available for sale
U.S. Treasury                                                     $ 23,656   $ 21,682   $ 38,440
Government agencies                                                 21,732     15,922     39,028
Obligations of states and political subdivisions                    15,571     18,230     24,331
Other securities                                                    48,044     30,610     26,391
                                                                  ------------------------------
Total securities available for sale                               $109,003   $ 86,444   $128,190
                                                                  ------------------------------

                                                                            December 31,
                                                                  ------------------------------
                                                                      1997       1996       1995
                                                                  --------   --------   --------
Securities held to maturity
U.S. Treasury                                                     $  1,050   $  1,050   $  1,051
Government agencies                                                 11,018     13,980     14,152
Obligations of states and political subdivisions                    33,623     24,235     18,321
Other securities                                                    13,094     17,888     19,290
                                                                  ------------------------------
Total securities held to maturity                                 $ 58,785   $ 57,153   $ 52,814
                                                                  ------------------------------


TABLE 4 - MATURITY DISTRIBUTION AND YIELDS OF SECURITIES AVAILABLE FOR SALE AND SECURITIES HELD TO MATURITY

The following table details the maturities and weighted average yield for each range of maturities of securities December 31, 1997. (tax equivalent yield - $ in thousands)

                                                  After One               After Five
                                                  But Within              But Within               After
                                One Year   Yield Five Year     Yield      Ten Years    Yield     Ten Years    Yield
                                --------------------------------------------------------------------------------------------
Securities available for sale
U.S. Treasury                   $ 6,088   5.63% $ 17,567       6.22%                                               $ 23,655
Government agencies              10,589   5.56%    9,641       6.23%      $ 1,502            7.28%                   21,732
Obligations of states and
    political subdivisi ons       4,694   7.19%    8,071       7.86%        3,051            8.97%                   15,816
Other securities                 14,395   6.87%   23,068       6.75%        2,932            6.81%  7,405    6.73%   47,800
                                --------------------------------------------------------------------------------------------
         Total                  $35,766   6.31% $ 58,347       6.65%     $  7,485            7.78% $7,405    6.73% $109,003
                                --------------------------------------------------------------------------------------------
Securities held to maturit
U.S. Treasury                   $ 1,050   6.08%                                                                    $  1,050
Government agencies               5,669   7.01% $  3,637       6.92%      $ 1,713            6.98%                   11,019
Obligations of states and
    political subdivisions        2,566   6.92%   16,806       7.11%       12,905            7.29%  1,245    9.09%   33,522
Other securities                  3,140   6.76%    4,319       6.61%        4,139            6.14%  1,596    6.34%   13,194
                                --------------------------------------------------------------------------------------------
         Total                  $12,425   6.84% $ 24,762       6.99%      $18,757            7.01% $2,841    7.54% $ 58,785
                                --------------------------------------------------------------------------------------------

At December 31, 1997, the Company had securities issued by the State of Mississippi and its political subdivisions and agencies with a carrying value of $37,134 and a market value of $38,166.

FIRST M & F CORPORATION
STATISTICAL DISCLOSURES (CONTINUED)

TABLE 5 - COMPOSITION OF THE LOAN PORTFOLIO

The table below shows the carrying value of the loan portfolio at the end of
each year for the last five years.   ($ in thousands)

                                                                  December 31,
                                         ------------------------------------------------------

                                               1997       1996       1995       1994       1993
                                           --------   --------   --------   --------   --------
Commercial, financial and agricultural    $ 122,635   $113,909   $ 94,906   $ 89,316   $ 75,685
Real estate-construction                     32,520     26,356     27,194     18,749      8,328
Real estate-mortgage                        116,395    106,198     85,497     77,568     67,092
Consumer loans                               88,623     98,638     84,134     76,174     56,950
Lease financing                                  19        137        271        247        492
                                         -------------------------------------------------------
                                          $ 360,192   $345,238   $292,002   $262,054   $208,547
                                         -------------------------------------------------------



TABLE 6 - LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST
RATES

The table below shows the amounts of loans in several categories at December 31, 1997, along with the schedule of repayments of principal in the periods indicated. ($ in thousands)

                                                        Maturing
                                      -------------------------------------------------

                                          Within      One/Five   After Five
                                         One Year      Years        Years       Total
                                      -------------------------------------------------
Commercial and real estate            $    137,306   $ 103,378  $ 30,885     $ 271,569
Installment loans to individuals            20,709      65,314     2,600        88,623
                                      -------------------------------------------------
                                      $    158,015   $ 168,692  $ 33,48      $ 360,192
                                     --------------------------------------------------

The following table shows all loans due after one year according to their
sensitivity to changes in interest rates.   ($ in thousands)

                                                         Maturing
                                              -------------------------------
                                              One/Five   After Five
                                                 Years      Years      Total
                                              -------------------------------
Above loans due after one year which have:
         Predetermined interest rates          $167,754   $ 33,184   $200,938
         Floating interest rates                    938          0        938
                                               -------------------------------
                  Total                        $168,692   $ 33,184   $201,876
                                               ------------------------------

FIRST M & F CORPORATION
STATISTICAL DISCLOSURES (CONTINUED)

TABLE 7 - NONPERFORMING ASSETS AND PAST DUE LOANS

The table below shows the Company's nonperforming assets and past due loans at the end of each of the last five years. ($ in thousands)

                                                              December 31,
                                               ----------------------------------------------------
                                                  1997       1996       1995       1994        1993
                                                 -----      -----       ----       -----       ----

Loans accounted for on a nonaccrual basis      $   328     $  206      $  84      $  253     $  519
Restructured loans                                   0          0          0           0          0
                                               ----------------------------------------------------
         Total nonperforming loans                 328        206          84        253        519
Other real estate owned                            843        724         148        869      1,061
                                               ----------------------------------------------------
         Total nonperforming assets               1,171       930         232      1,122      1,580
Accruing loans past due 90 days or more           1,149       968         707        394        788
                                               ----------------------------------------------------
         Total nonperforming assets and loans  $ 2,320    $ 1,898      $  939     $1,516    $ 2,368
                                               ----------------------------------------------------

Interest which would have been accrued on nonaccrual loans had they been in compliance with their original terms and conditions is immaterial.

At December 31, 1997, the Company did not have any concentration of loans greater than ten percent of total loans except those shown in Table 5.

It is the Company's policy that interest not be accrued on any loan for which payment in full of interest and principal is not expected, on any loan which is seriously delinquent unless the obligation is both well secured and in the process of collection, or on any loan that is maintained on a cash basis. At December 31, 1997, the Company had no loans about which Management had serious doubts as to their collectibility other than those disclosed above.

FIRST M & F CORPORATION
STATISTICAL DISCLOSURES (CONTINUED)

TABLE 8 - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

The table below summarizes the Company's loan loss experience for each of the last five years. ($ in thousand)

                                                                             Year Ended December 31,
                                                       ----------------------------------------------------
                                                          1997       1996       1995      1994       1993
                                                       ----------------------------------------------------

Amount of loan loss reserve at beginning of period     $ 4,475    $ 4,250    $ 3,374    $ 2,866    $ 2,451
Adjustment for sale of finance company branch              (77)
Loans charged off
         Commercial, financial and agricultural           (365)      (235)      (117)       (22)       (95)
         Real estate                                      (185)      (174)       (53)      (124)      (391)
         Consumer                                         (897)      (738)      (707)      (478)      (458)
                                                       ----------------------------------------------------
                  Total                                 (1,447)    (1,147)      (877)      (624)      (944)
                                                       ----------------------------------------------------
Recoveries
         Commercial, financial and agricultural             23          8         14         12         31
         Real estate                                        23         14        106         40         44
         Consumer                                          126        129        124        198        214
                                                       ----------------------------------------------------
                  Total                                    169        151        244        250        289
Net charge offs                                         (1,278)      (996)      (633)      (374)      (655)
Provision for loan losses charged to expense             2,050      1,221      1,509        882      1,070
                                                       ----------------------------------------------------
Amount of loan loss reserve at end of period           $ 5,170    $ 4,475    $ 4,250    $ 3,374    $ 2,866
                                                       ----------------------------------------------------


The allowance for loan losses is established through a provision charged to expense. Loans are charged against the allowance when Management believes that the collection of the principal is unlikely. The allowance for loan losses is maintained at a level which Management and the Board of Directors believe to be adequate to absorb estimated losses inherent in the loan portfolio, and is reviewed quarterly using specific criteria required by regulatory authority as well as various analytical devices which incorporates historical loss experience, trends and current economic conditions.

FIRST M & F CORPORATION
STATISTICAL DISCLOSURES (CONTINUED)

TABLE 9 - ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The table below is a summary of the allocation categories used by the Company for its allowance for loan loss at December 31, 1997. These allocations are determined by internal formulas based upon an analysis of the various types of risk associated with the loan portfolio. ($ in thousands)


                  Allocation for pools of
                     risk-rated loans             $   4,186
                  Additional allocation for
                     risk-rated consumer loans          107
                  Discretionary-unallocated             877
                                                  ---------
                                                  $   5,170
                                                  ---------


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

The remaining $877 is discretionary and serves as added protection in the event that any of the above specific components are determined to be inadequate. Due to the imprecision in most estimates, Management continues to take a prudent, yet conservative approach to the evaluation of the adequacy of the allowance.

FIRST M & F CORPORATION
STATISTICAL DISCLOSURES (CONTINUED)

TABLE 10 - TIME DEPOSITS OF $100,000 OR MORE

The table below shows maturities of outstanding time deposits of $100,000 or more at December 31, 1997. ($ in thousands)

                                                Certificates
                                                of deposits

         Three months or less                      $ 17,051
         Over three months through six months         4,797
         Over six months through twelve month        14,552
         Over twelve months                          13,921
                                                   --------
                  Total                            $ 50,321
                                                   --------



TABLE 11 - SELECTED RATIOS

The following table reflects ratios for the Company for the last three years.

                                        1997      1996       1995
                                      --------  -------     -----

         Return on average assets     1.41%      1.40%       1.30%
         Return on average equity    15.28%     15.80%      15.79%
         Dividend payout ratio       37.77%     34.40%      32.63%
         Equity to assets ratio       9.20%      8.87%       8.24%



TABLE 12 - SHORT-TERM BORROWING

The table below presents certain information regarding the Company's short-term borrowing for each of the last three years. ($ in thousands)

                                                      1997     1996       1995
                                                    -------  --------  ---------
         Outstanding at end of period               $    0   $    70     48,294
         Maximum outstanding at any month-end
            during the period                            0    51,236     58,482
         Average outstanding during the period          66    19,576     46,785
         Interest paid                                   4       939      2,551
         Weighted average rate during each period     5.69%     4.80%      5.45%

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

ITEM 3.           LEGAL PROCEEDINGS

         The Bank is involved in various legal matters and claims which are being defended and handled in the ordinary course of business. None of these matters are expected, in the opinion of Management, to have a material adverse effect on the financial position or results of operations of the Bank or the Company.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to the Company's shareholders during the fourth quarter of 1997.

PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

         At March 4, 1998, there were 565 shareholders of record of the Company's common stock. Effective September 1, 1996, the Company's common stock was listed with the National Association of Securities Dealers, Inc. Automated Quotation National Market System (NASDAQ) and became subject to trading and reporting over the counter with most securities dealers. Prior to the date of registration with NASDAQ, the stock was traded on a limited basis and no securities firm was acting as a market maker.

                                  First   Second    Third    Fourth
                                 -------  -------  -------  --------
Quarterly Closing Common
Stock Price Ranges and
Dividends Paid

1997:
High                             $ 28.00  $ 29.25  $ 30.00  $ 44.00
Low                                25.00    26.50    27.50    30.50
Close                              27.00    28.00    30.00    40.00
Dividend                             .20      .22      .22      .24
-------------------------------------------------------------------
1996:
High                             $ 24.00  $ 26.00  $ 27.00  $ 29.00
Low                                22.00    24.00    25.00    29.00
Close                              24.00    25.00    26.00    29.00
Dividend                             .17      .19      .19      .20



ITEM 6.           SELECTED FINANCIAL DATA

The information required by this item can be found in the table captioned "Selected Financial Data" in the Registrant's 1997 Annual Report to Shareholders and is incorporated herein by reference. (page 14)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Registrant's Combined 1997 Annual Report and Proxy Statement to Shareholders dated March 18, 1998, and is incorporated herein by reference. (pages 40-45) In June, 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards Nos 130 and 131 regarding the reporting of comprehensive income and disclosures about segments of business enterprises. The Company will be required to adopt both standards during 1998, however, such will not have a material impact on the consolidated financial statements.

          During 1997, and continuing into the next few years is the discussion of the year 2000 and the technical issues relating to computer software. The Company primarily uses third-party vendors for its mainframe software banking applications. The vendor has been 2000 compliant since 1995. The Company continues to monitor and study its relationships with all vendors and majors customers. The cost of assuring year 2000 compliance will not be material to financial statements of the Company.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of the Registrant and the accompanying notes to the financial statements along with the report of the independent public accountants are contained in the Registrant's Combined 1997 Annual Report and Proxy Statement to Shareholders dated March 18, 1998, and are incorporated herein by reference. (Pages 14-39) The Selected Quarterly Financial Data is contained in the Registrant's 1997 Annual Report to Shareholders (Page 16) under the caption "Quarterly Financial Trends."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  There has been no change in accountants within the two year period ended December 31, 1997.

PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information  on the directors of the Registrant can be found on pages 5
- 7, "Election of Directors," and page 9, "Director Compensation," contained in the Combined 1997 Annual Report and Proxy Statement to Shareholders dated March 18, 1998, and is incorporated herein by reference. Information on the Registrant's executive officers is included on pages 8-9, "Executive Compensation," in the Combined 1997 Annual Report and Proxy Statement and in
Part I, Item 1 Business, page 5 of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

         Information required by this item can be found on pages 8-9, "Executive Compensation," and page 9, "Director Compensation," of the Combined 1997 Annual Report and Proxy Statement dated March 18, 1998, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

         Information regarding security ownership of certain beneficial owners and Management can be found on page 7, "Beneficial Ownership Reporting Compliance," and page 7, "Principal Shareholder," in the Combined 1997 Annual Report and Proxy Statement to Shareholders dated March 18, 1998, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions can be found on page 12 under the caption "Transactions with Management," in the Combined 1997 Annual Report and Proxy Statement to Shareholders dated March 18, 1998, and is incorporated herein by reference.

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON

FORM 8-K

A-1.     Financial Statements

The report of Shearer, Taylor & Co., P. A., independent auditors, and the following consolidated financial statements of First M & F Corporation and Subsidiary are included in the Registrant's Combined 1997 Annual Report and Proxy Statement to Shareholders, dated March 18, 1998, and are incorporated into Part II, Item 8, herein by reference.

         Report of Independent Certified Public Accountants PAGE 14 Consolidated Statements of Condition as of December 31, 1997, and 1996
          PAGE 15
         Consolidated Statements of Income for the Years ended
                  December 31, 1997, 1996, and 1995 PAGE 16
         Consolidated  Statements of Stockholders' Equity  for the Years ended
                  December 31, 1997, 1996, and 1995  PAGE 17
         Consolidated Statements of Cash Flows for the Years ended
                  December 31, 1997, 1996, and 1995  PAGE 18
         Notes to the Consolidated Financial Statements PAGE 20
         The Selected Financial Data and the Selected Quarterly Financial Data are included in the Registrant's 1997 Annual Report to Shareholders on pages 14 and 16, respectively

A-2.     Financial Statement Schedules

         The schedules to the  consolidated  financial  statements  set forth by
Article 9 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.


A-3.     Exhibits

         The exhibits listed in the Exhibit Index are filed herewith or incorporated herein by reference.

B.       Reports on Form 8-K

         None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST M & F CORPORATION

BY: /S/ HUGH S. POTTS, JR.                  BY: /S/ SCOTT M. WIGGERS
    ------------------------------              ------------------------

        HUGH S. POTTS, JR                        SCOTT M. WIGGERS
        CHAIRMAN OF THE BOARD AND                PRESIDENT
        CHIEF EXECUTIVE OFFICER

        DATE: MARCH 17, 1998                     DATE:  MARCH 17, 1998

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


DATE:       March 17, 1998         BY:      /S/ Hugh S. Potts, Jr.
                                            --------------------------------
                                              HUGH S. POTTS, JR., DIRECTOR

DATE:       March 17, 1998         BY:      /S/ Scott M. Wiggers
                                            --------------------------------
                                              SCOTT M. WIGGERS, DIRECTOR

DATE:       March 17, 1998         BY:      /S/ Fred A. Bell, Jr.
                                            --------------------------------
                                              FRED A. BELL, JR., DIRECTOR

DATE:       March 17, 1998         BY:      /S/ Jon A. Crocker
                                            --------------------------------
                                              JON A. CROCKER, DIRECTOR

DATE:       March 17, 1998         BY:      /S/ Charles T. England
                                            --------------------------------
                                              CHARLES T. ENGLAND, DIRECTOR

DATE:       March 17, 1998         BY:      /S/ Toxey Hall, III
                                            --------------------------------
                                            TOXEY HALL III, DIRECTOR

DATE:       March 17, 1998         BY:      /S/ Barbara K. Hammond
                                            --------------------------------
                                            BARBARA K. HAMMOND, DIRECTOR

DATE:       March 17, 1998         BY:      /S/ J. Marlin Ivey
                                            --------------------------------
                                            J. MARLIN IVEY, DIRECTOR

DATE:       March 17, 1998         BY:      /S/ Joe Ivey
                                            --------------------------------
                                            JOE IVEY, DIRECTOR

DATE:       March 17, 1998         BY:      /S/ R. Dale McBride
                                            --------------------------------
                                            R. DALE McBRIDE, DIRECTOR

DATE:       March 17, 1998         BY:      /S/ Susan P. McCaffery
                                            --------------------------------
                                            SUSAN P. McCAFFERY, DIRECTOR

DATE:       March 17, 1998         BY:      /S/ William M. Myers
                                            --------------------------------
                                            WILLIAM M. MYERS, DIRECTOR

DATE:       March 17, 1998         BY:      /S/ Otho E. Petit, Jr.
                                            --------------------------------
                                            OTHO E. PETIT, JR., DIRECTOR

DATE:       March 17, 1998         BY:      /S/ Charles W. Ritter, Jr.
                                            --------------------------------
                                            CHARLES W. RITTER, JR., DIRECTOR

DATE:       March 17, 1998         BY:      /S/ W.C. Shoemaker
                                            --------------------------------
                                            W. C. SHOEMAKER, DIRECTOR

DATE:       March 17, 1998         BY:      /S/ Edward G. Woodard
                                            --------------------------------
                                            EDWARD G. WOODARD, DIRECTOR

EXHIBIT INDEX

2        Agreement and Plan of Reorganization dated September 1, 1995 among
First M&F Corporation, Merchants & Farmers Bank and Farmers & Merchants Bank filed as Exhibit 2 to the Registrant's Form S-4, Registration Number 33-63919, dated November 2, 1995 incorporated herein by reference.

3(A)     Articles of Incorporation, as amended.  Filed as Exhibit 3 to the
Company's Form S-1(File no. 33-08751) September 15, 1986, incorporated herein by reference.

3(B)     Bylaws, as amended.  Filed as Exhibit 3-b to the Company's Form S-1
(File no. 33-08751) September 15, 1986, incorporated herein by reference.

13.1 Only pages 14 and 16 of the Registrant's Annual Report to Shareholders expressly incorporated by reference herein are included in this exhibit and, therefore, are filed as a part of this report of Form 10-K.

13.2 First M&F Corporation's Combined 1997 Annual Report and Proxy Statement dated March 18, 1998.

27       Financial Data Schedule.  All other exhibits are omitted as they are inapplicable or not required by the related instructions.