Form 10-Q
period 1998-03-31
FIRST M&F CORP/MS
filed 1998-05-12
CIK 320387

FIRST M & F CORPORATION

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20459

                                    FORM 10-Q


               Quarterly Report Under Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

For the quarter ended March 31, 1998               Commission File Number 0-9424

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

            Class                              Outstanding at April 22, 1998

Common stock ($5.00 par value)                       3,394,656 shares

              FIRST M & F CORPORATION AND SUBSIDIARY

                             FORM 10-Q

                             CONTENTS

                                                                    Page

PART I:  FINANCIAL INFORMATION                                         3
  Item 1 - Financial Statements (unaudited):
             Condensed Consolidated Statements of Condition            4
             Condensed Consolidated Statements of Income               5
             Condensed Consolidated Statements of Comprehensive
               Income                                                  6
             Condensed Consolidated Statements of Stockholders'
               Equity                                                  7
             Condensed Consolidated Statements of Cash Flows           8
             Notes to Condensed Consolidated Financial Statements      9

  Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations           10-15


PART II:  OTHER INFORMATION
  Item 1 - Legal Proceedings                                          16
  Item 2 - Changes in Securities                                      16
  Item 3 - Defaults upon Senior Securities                            16
  Item 4 - Submission of Matters to a Vote of Security
             Holders                                                  16
  Item 5 - Other Information                                          16
  Item 6 - Exhibits and Reports on Form 8-K                           16
  Exhibit 11 - Computation of Earnings Per Share                      17

SIGNATURE                                                             18

               PART I:  FINANCIAL INFORMATION

                Item 1 - Financial Statements

                FIRST M & F CORPORATION AND SUBSIDIARY

            Condensed Consolidated Statements of Condition


                                                     (Unaudited)
                                                      March 31,     December 31,
                   Assets                               1998            1997 (1)
                                                      ---------     ------------
Cash and due from banks                            $  24,498,454  $  24,719,193
Interest bearing bank balances                         3,309,326     10,801,934
Federal funds sold                                    20,000,000      2,000,000
Securities available for sale                        128,027,499    109,002,998
Investment securities, market value of
  $57,737,000 in 1998 and $59,696,000 in 1997         56,734,868     58,785,352

Loans                                                365,986,017    360,192,125
  Reserve for possible loan losses                    (5,300,538)    (5,170,000)
                                                     ------------   -----------
          Net loans                                  360,685,479    355,022,125

Bank premises and equipment                            9,540,780      9,326,709
Accrued interest receivable                            5,711,991      5,492,942
Other real estate                                        852,255        842,786
Intangible assets                                      2,476,822      2,519,053
Other assets                                          12,643,428      2,387,422
                                                     ------------   -----------
                                                   $ 624,480,902  $ 580,900,514
                                                     ===========    ===========
     Liabilities and Stockholders' Equity

Liabilities:
  Deposits:
    Non-interest bearing                           $  68,290,285  $  60,343,000
    Interest bearing                                 493,128,565    449,439,762
                                                     ------------   -----------
          Total deposits                             561,418,850    509,782,762
                                                     ------------   -----------
  Borrowings                                           2,620,486     12,860,760
  Accrued interest payable                             2,586,857      2,563,911
  Other liabilities                                    2,523,853      1,487,359
                                                     ------------   -----------
          Total liabilities                          569,150,046    526,694,792
                                                     ------------   -----------

Stockholders' equity:
  Common stock, $5.00 par value, 15,000,000 shares
    authorized, 3,394,656 issued and outstanding      16,973,280     16,973,280
  Additional paid-in capital                          10,698,388     10,698,388
  Retained earnings                                   27,106,374     26,013,973
  Net unrealized gain on securities available for
    sale, net of income taxes                            552,814        520,081
                                                     ------------   -----------
          Net stockholders' equity                    55,330,856     54,205,722
                                                     ------------   -----------

                                                   $ 624,480,902  $ 580,900,514
                                                     ===========    ===========


The accompanying notes are an integral part of these financial statements.

(1)  Derived from audited financial statements.

        FIRST M & F CORPORATION AND SUBSIDIARY

      Condensed Consolidated Statements of Income
       (Unaudited)


                                                  Three Months Ended March 31,
                                                  1998               1997

Interest income:
  Interest and fees on loans                    $  8,668,195   $  8,215,778
  Interest bearing bank balances                     141,048         50,586
  Taxable investments                              1,868,771      1,562,579
  Tax exempt investments                             586,823        497,179
  Federal funds sold                                 271,404        187,745
                                                 -----------    -----------
          Total interest income                   11,536,241     10,513,867
                                                 -----------    -----------

Interest expense:
  Deposits                                         5,373,396      4,798,801
  Other borrowings                                   183,383         85,310
                                                 -----------    -----------
          Total interest expense                   5,556,779      4,884,111
                                                 -----------    -----------
          Net interest income                      5,979,462      5,629,756
Provision for possible loan losses                   459,472        393,786
                                                 -----------    -----------

          Net interest income after provision
            for possible loan losses               5,519,990      5,235,970

Other operating income:
  Service charges on deposits                        853,448        818,342
  Credit insurance income                            104,660         92,104
  Gains (losses) on AFS investments                   (6,627)          (295)
  Other income                                       216,503        196,203
                                                 -----------    -----------
          Total other operating income             1,167,984      1,106,354
                                                 -----------    -----------
Other operating expenses:
  Salaries and employee benefits                   2,212,084      2,012,163
  Net occupancy expense                              238,593        244,034
  Equipment and data processing expenses             427,214        446,244
  Other expenses                                   1,131,854        994,816
                                                 -----------    -----------
          Total other operating expenses           4,009,745      3,697,257
                                                 -----------    -----------
          Income before income taxes               2,678,229      2,645,067
Income taxes                                         771,111        750,530
                                                 -----------    -----------
          Net income                            $  1,907,118   $  1,894,537
                                                 ===========    ===========

Earnings per share:
  Basic                                               $ 0.56         $ 0.56
                                                        ====           ====





The accompanying notes are an integral part of these financial statements.

              FIRST M & F CORPORATION AND SUBSIDIARY

     Condensed Consolidated Statements of Comprehensive Income
             (Unaudited)


                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                 1998                   1997
                                                 ----                   ----
Net income                                 $ 1,907,118            $ 1,894,537
                                             ---------              ---------
Other comprehensive income:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses), net      28,578               (542,513)
    Plus reclassification adjustment for
      losses included in net income              4,155                    185
                                             ---------              ---------
          Other comprehensive income            32,733               (542,328)
                                             ---------              ---------
          Total comprehensive income       $ 1,939,851            $ 1,352,209
                                             =========              =========



































The accompanying notes are an integral part of these financial statements.





                                        FIRST M & F CORPORATION AND SUBSIDIARY

                                        Condensed Consolidated Statements of Stockholders' Equity
                                                         (Unaudited)


                             Additional
                 Common       Paid-In       Retained    Treasury    Unrealized
                 Stock        Capital       Earnings     Stock      Gain (Loss)       Total
                 -----       ----------     --------    --------    -----------       -----

January 1,
  1997       $ 16,973,280  $ 10,698,388  $ 21,087,133    $    -     $  329,835    $ 49,088,636

Net income              -             -     1,894,537         -              -       1,894,537

Cash
  dividends
  paid ($.20
  per share)            -             -      (678,931)        -              -        (678,931)

Net change in
  unrealized
  gain                  -             -             -         -       (542,328)       (542,328)
             ------------  ------------  ------------    ------        -------    -------------
March 31,
  1997       $ 16,973,280  $ 10,698,388  $ 22,302,739    $    -     $ (212,493)   $ 49,761,914
               ==========    ==========    ==========     =====        =======      ==========


January 1,
  1998       $ 16,973,280  $ 10,698,388  $ 26,013,973    $    -     $  520,081    $ 54,205,722

Net income              -             -     1,907,118         -              -       1,907,118

Cash
  dividends
  paid ($.24
  per share)            -             -      (814,717)        -              -        (814,717)

Net change in
  unrealized
  gain                  -             -             -         -         32,733          32,733
             ------------  ------------  ------------    ------        -------    -------------

March 31,
  1998       $ 16,973,280  $ 10,698,388  $ 27,106,374    $    -     $  552,814    $ 55,330,856
               ==========    ==========    ==========     =====        =======      ==========











The accompanying notes are an integral part of these financial statements.

                                                                    -7-

                       FIRST M & F CORPORATION AND SUBSIDIARY

                   Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                          1998          1997
                                                          ----          ----
Cash flows from operating activities:
  Net income                                        $  1,907,118  $  1,894,537
  Adjustments to reconcile net income to cash
    provided by operating activities:
    Depreciation and amortization                        291,170       313,930
    Provision for possible loan losses                   459,472       393,786
    Increase in interest receivable                     (219,049)       38,979
    Increase in interest payable                          22,946       129,465
    Other, net                                         1,771,014       467,189
                                                      ----------     ---------
          Net cash provided by operating activities    4,232,671     3,237,886
                                                      ----------     ---------
 Cash flows from investing activities:
  Net (increase) decrease in:
    Interest bearing bank balances                     7,492,608    (5,572,670)
    Federal funds sold                               (18,000,000)  (21,600,000)
    Securities available for sale                    (19,991,768)   (7,987,250)
    Investment securities                              2,050,484     2,010,733
    Loans                                             (6,122,826)    2,887,097
    Bank premises and equipment                         (463,009)     (307,173)
    Investment in bank owned life insurance          (10,000,000)            -
                                                      ----------     ---------

          Net cash used in investing activities      (45,034,511)  (30,569,263)
                                                      ----------    ----------

Cash flows from financing activities:
  Net increase (decrease) in:
    Deposits                                          51,636,088    30,844,078
    Other borrowings                                 (10,240,274)   (1,525,095)
  Cash dividends                                        (814,713)     (678,931)
                                                      ----------     ---------

          Net cash provided by financing activities    40,581,101    28,640,052
                                                       ----------    ----------

          Net increase (decrease) in cash and
            due from banks                              (220,739)    1,308,675

Cash and due from banks at January 1                  24,719,193    20,213,398
                                                      ----------     ---------

Cash and due from banks at March 31                 $ 24,498,454  $ 21,522,073
                                                      ==========    ==========







The accompanying notes are an integral part of these financial statements.

                      FIRST M & F CORPORATION AND SUBSIDIARY

               Notes to Condensed Consolidated Financial Statements
                     (Unaudited)


Note 1:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements of First M & F Corporation include the financial statements of Merchants & Farmers Bank, a wholly owned subsidiary, and its wholly owned subsidiaries, First M & F Insurance Co., M & F Financial Services, Inc. and M & F Bank Securities Corporation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.


Note 2:  Statements of Cash Flows

   During the three months ended March 31, 1998 and 1997, the Company had the following payments:

                                                  1998                  1997
                                                  ----                  ----
      Income taxes                          $    95,000           $    56,000
      Interest on deposit liabilities         5,337,000             4,663,000
      Interest on other borrowings              174,000                86,000
                                             ==========             =========

                                         FIRST M & F CORPORATION

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following provides a narrative discussion and analyses of significant changes in the Company's results of operations and financial condition.
This discussion should be read in conjunction with the interim consolidated financial statements and supplemental financial data presented elsewhere in this report.

Certain of the information included in this discussion contains forward looking financial data and information that is based upon management's belief as well as certain assumptions made by, and information currently available to management. Specifically, this discussion includes statements with respect to the adequacy of the reserve for possible loan losses; the effect of legal proceedings against the Company's financial condition, results of operations and liquidity; year 2000 compliance issues; and market risk disclosures. Should one or more of these risks materialize or the assumptions prove to be significantly different, actual results may vary from those estimated, anticipated, projected or expected.

Financial Summary

For the quarter ended March 31, 1998, the Company's net income increased to $1,907,118 as compared to $1,894,537 for the same period of 1997. Basic and diluted earnings per share was $0.56 for each quarter of 1998 and 1997. Net income for 1998 reflects several factors which have contributed to the Company's overall flatness in earnings. These include a lack of anticipated loan growth during the quarter; higher than anticipated interest bearing deposit growth; increased operating expenses associated with new branch locations; and added personnel costs at both the administrative and operating levels.

Total assets at March 31, 1998, increased 7.5% over year end 1997 to $624.5 million, while stockholders' equity increased 2.08% over year end 1997 and equaled $55.3 million. The return on average assets for the quarter ended March 31, 1998, decreased to 1.26% as compared to the same quarter of 1997 of 1.44%; the return on average equity in 1998 was 13.99% as contrasted to 15.55% for 1997. Both of these declines reflect a percentage growth in total assets during the quarter that exceeded the percentage growth in net income.

                               FIRST M & F CORPORATION


Asset/Liability Management/Liquidity

Responsibility for managing the Company's program for controlling and monitoring interest rate risk and for maintaining income stability, given the Company's exposure to changes in interest rates, is vested in the asset/liability committee. Appropriate policy and guidelines, approved by the board of directors, govern these actions. Monitoring is primarily accomplished through weekly reviews and analysis of asset/liability market conditions. These include rate shocked scenarios of up and down 100, 200 and 300 basis points; yield curve scenarios; and prepayment risk scenarios. Additionally, static gap analysis is used to highlight short-term repricing volumes. Management believes, at March 31, 1998, there is adequate flexibility to alter the rate structure as necessary to minimize the exposure to changes in interest rates, should they occur.

The asset/liability committee further establishes guidelines, approved by appropriate board action, by which the current liquidity position of the Company is monitored to ensure adequate funding capacity. Accessibility to local, regional and other funding sources is also maintained in order to actively manage both the asset and liability sides of the balance sheet. These funding requirements and the Company's ability to maintain liquidity is also enhanced by the Company's consistent earning capacity and adequate capital.

Net Interest Income

Net interest income (NII) is income produced by interest earning assets reduced by the interest expense associated with the funding of those assets. Changes in the mix of these interest earning assets and interest bearing liabilities and their yields and rates contribute to the levels of NII realized and have a significant impact on earnings.

During the quarter ended March 31, 1998, the level of NII increased $349,706 or 6.21% over the comparable period of 1997. NII for 1997's first quarter increased $459,563 or 8.63% over 1996's period. Average earning assets for the period ended March 31, 1998, was $561.0 million as contrasted to $503.0 for 1997's period, reflecting a $57.1 million or 11.4% increase. 1997's average earning assets reflected a $13.7 million or 2.8% increase over 1996.

For the 1998 period, this increase in average earning assets compared to same period of 1997 was driven by a $21.7 million or 6.3% increase in loans and a $26.9 million or 19% increase in the investment portfolio. Average interest bearing liabilities increased $55.7 million or 13%. As a result, there was only a slight improvement in NII, 1998's quarter versus 1997's quarter, as the cost of funding the increase in funding sources almost equaled the earnings of the higher volume of interest earning assets.

                                                 FIRST M & F CORPORATION


Provision for Loan Losses

During the three month period ending March 31, 1998, the Company's provision for loan losses was $459,472 contrasted to $393,786 for the same period of 1997. This provision reflects management's assessment of the adequacy of the reserve for possible loan losses to absorb potential losses in the loan portfolio. Factors considered involve an assessment of growth and composition of the portfolio; historical credit loss experience; current and anticipated economic conditions; and changes in the borrower's financial condition. During the first three months of 1997, the Company used $125,000 per month as its estimate of 1997 requirement. 1998's estimate is $150,000 per month and has been provided primarily to raise the level of the reserve for overall growth.

Non Interest Income

One of the Company's key long-term strategies is to continue to boost its growth in non interest income. For the three month period ending March 31, 1998, non interest income was $1,167,984 as compared to $1,106,354 for 1997. Service charges on deposits and credit insurance income reflected an approximate
$47,700 or 5.2% increase for 1998. Other income reflects an approximate $20,300or 10.4% increase primarily in the area of fee income on non-deposit products. Management continues to emphasize the non interest income area through increased focus and budget/incentive processes.

Non Interest Expense

Another strategy of the Company is to contain non interest expenses within an overall growth discipline. At March 31, 1998, the Company's efficiency ratio, an indicator of control of non interest expenses, was 56% and compared favorably with peer groups. Improvements continue to be made in the overall monitoring and control of expense through the budgeting and review process.

Salaries and benefits comprise the largest portion of non interest expense and increased 9.9% when compared to the same period of 1997. Additional staffing has been required in several locations as a result of volume and increased demand.

Other expense reflects an increase of approximately $137,000 in 1998 compared to 1997. Other expense for 1997 increased $96,000 over 1996. Both are considered normal increases given the overall growth of the Company.

Income Taxes

For the three months ended March 31, 1998, the Company's effective tax rate was 28.8% as compared to 28.4% for the same period of 1997. This increase in effective rate is the result of the reduction of the level of tax-exempt investment income and a provision for estimated Mississippi corporate income taxes.

                                                 FIRST M & F CORPORATION


Assets/Liabilities

Loans, net of unearned discount, increased to $366.0 million at March 31, 1998, as compared to $360.2 million at the end of 1997. This approximately $5.8 million, or 1.6% increase in loans since December 31, 1997, generally reflects a lack of consumer and commercial loan volumes. The commercial real estate lending sector has remained fairly strong, showing 4.7% growth in the first quarter of 1998.

The current level of the reserve for possible loan losses approximates 1.45% of total loans outstanding. The Company's nonperforming loans past due 90 days or more remain well controlled and continue to compare favorably to peer levels. The adequacy of the reserve is reviewed quarterly using criteria and guidance provided by the appropriate regulatory agencies and is presented to the Board of Directors for subsequent review and approval. Management will continue to take a prudent approach in the evaluation of the reserve for loan losses.

The securities portfolio is utilized to provide quality investment alternatives for available funds and a stable source of interest income. At March 31, 1998, the total securities portfolio was approximately $185 million, up from the December 31, 1997 level by approximately $17 million. Yield for the portfolio was at 5.78% for the three months ended March 31, 1998 and is comparable to peer groups. There were no sales of held to maturity securities during the period.

Deposits originating from the various communities served by the Company provide the primary source of its funds. Total deposits increased approximately $52 million or 10.1% during the three month period ended March 31, 1998, ahead of growth plans for the year.

Other borrowings of $2,620,486 represent advances from the Federal Home Loan Bank of Dallas and are primarily funding sources tied to specific loans. Approximately $10 million of advances were repaid prior to quarter-end
March 31, 1998.

During the 1998 quarter, the Company purchased Bank owned life insurance in the amount of $10 million and is carrying such in other assets at March 31, 1998. The Company's internal rate of return is 5.93% with an after tax yield of 8.45%.

                                                 FIRST M & F CORPORATION


Equity

The Company's regulatory capital ratios at March 31, 1998, as shown below are in excess of the minimum requirements and qualify the institution as "well capitalized" under the definition of such.

                                                          ($ in Thousands)
                                                          ----------------
  Tier 1 capital                                             $  52,301
  Tier 2 capital element                                         4,879
                                                             ---------
            Total qualifying capital                         $  57,180
                                                             =========

  Risk weighted assets                                       $ 390,288
                                                             =========

  Total qualifying capital/risk weighted assets                   14.65%
                                                                  ======

  Leverage ratio                                                  8.69%
                                                                  =====

The dividend payout ratio for the three months ended March 31, 1998 was 42.7% of net income reflecting total dividends of $.24 per share. Book value per share at March 31, 1998 was $16.30 compared to a $44.00 per share market price.

                                                 FIRST M & F CORPORATION

Year 2000 Compliance

The Company has established a task-force to review all computer based systems and applications to ensure proper functioning in the year 2000. The plan has been approved by the Board of Directors, and management believes that implementation will not materially effect operations in the future. Management does not expect costs of achieving year 2000 compliance to have a material adverse effect on the Company's consolidated financial statements.

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


FIRST M & F CORPORATION
     (Registrant)



DATE:  April 22, 1998
                                           /s/ Hugh S. Potts, Jr.
                                           Chairman and Chief Executive Officer



DATE:  April 22, 1998
                                           /s/ Robert C. Thompson, III
                                           Executive Vice President and
                                             Treasurer