Form 10-Q
period 1998-06-30
FIRST M&F CORP/MS
filed 1998-08-14
CIK 320387

FIRST M & F CORPORATION

                             SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20459

                                         FORM 10-Q


                     Quarterly Report Under Section 13 or 15 (d) of the
                              Securities Exchange Act of 1934

For the quarter ended June 30, 1998               Commission File Number 0-9424

                               FIRST M & F CORPORATION
             -------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                     Mississippi                         64-0636653
           -------------------------------         --------------------
          (State or other jurisdiction of            (I.R.S. Employer
          incorporation of organization)            Identification No.)

                  Registrant's telephone number: (601) 289-5121

                                     No Change
                  --------------------------------------------------------
                     Former name, former address and former fiscal year,
                                 if changed since last report

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes     X        No
                                        --------        --------
     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at August 13, 1998
            -----                              ----------------------------
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

                                          PART I: FINANCIAL INFORMATION

                                          Item 1 - Financial Statements

                 FIRST M & F CORPORATION AND SUBSIDIARY

             Condensed Consolidated Statements of Condition


                                                     (Unaudited)
                                                       June 30,     December 31,
           Assets                                        1998         1997 (1)
                                                     -----------    -----------
Cash and due from banks$                              22,792,398 $  24,719,193
Interest bearing bank balances                         9,741,093    10,801,934
Federal funds sold                                    19,500,000     2,000,000
Securities available for sale                        138,915,165   109,002,998
Investment securities, market value of
  $55,797,000 in 1998 and $59,696,000 in 1997          54,946,293   58,785,352

Loans                                                 372,478,977   360,192,125
  Reserve for possible loan losses                     (5,436,168)   (5,170,000)
                                                      ------------  ------------
          Net loans                                    367,042,809  355,022,125

Bank premises and equipment                             10,341,762    9,326,709
Accrued interest receivable                              5,814,625    5,492,942
Other real estate                                          733,755      842,786
Intangible assets                                        2,434,392    2,519,053
Other assets                                            12,649,250    2,387,422
                                                      ------------  ------------
                                                     $ 644,911,542 $580,900,514
                                                       ===========  ===========

     Liabilities and Stockholders' Equity

Liabilities:
  Deposits:
    Non-interest bearing$                               65,252,689  $60,577,750
    Interest bearing                                   516,240,216  449,205,012
                                                      ------------  ------------
          Total deposits                               581,492,905  509,782,762
                                                      ------------  ------------
  Borrowings                                             2,559,330   12,860,760
  Accrued interest payable                               2,584,359    2,563,911
  Other liabilities                                      1,766,688    1,487,359
                                                      ------------  ------------
          Total liabilities                            588,403,282  526,694,792
                                                      ------------  ------------

Stockholders' equity:
  Common stock, $5.00 par value, 15,000,000 shares
    authorized, 3,394,656 issued and outstanding        16,973,280   16,973,280
  Additional paid-in capital                            10,698,388   10,698,388
  Retained earnings                                     28,289,293   26,013,973
  Net unrealized gain on securities available for
    sale, net of income taxes                              547,299      520,081
                                                      ------------  ------------
          Net stockholders' equity                      56,508,260   54,205,722
                                                      ------------  ------------
                                                     $ 644,911,542$ 580,900,514
                                                       ===========  ===========


The accompanying notes are an integral part of these financial statements.

(1)  Derived from audited financial statements.




                                      FIRST M & F CORPORATION AND SUBSIDIARY

                                   Condensed Consolidated Statements of Income
                                                   (Unaudited)



                                    Three Months Ended June 30,    Six Months Ended June 30,
                                    ---------------------------    -------------------------
                                         1998           1997           1998           1997
                                         ----           ----           ----           ----
Interest income:
  Interest and fees on loans        $  8,785,728   $  8,378,678    $ 17,453,923   $ 16,594,456
  Interest bearing bank
    balances                             119,656         40,484         260,704         91,070
  Taxable investments                  2,002,558      1,840,654       3,871,329      3,403,233
  Tax exempt investments                 656,785        521,745       1,243,609      1,018,924
  Federal funds sold                     188,660        148,418         460,064        336,163
                                      ----------     ----------      ----------     ----------
          Total interest income       11,753,387     10,929,979      23,289,628     21,443,846
                                      ----------     ----------      ----------     ----------

Interest expense:
  Deposits                             5,703,773      5,029,762      11,077,169      9,828,563
  Securities sold under agreements
    to repurchase                              -          3,465               -          3,465
  Other borrowings                        37,299         62,331         220,682        147,641
                                      ----------     ----------      ----------     ----------

          Total interest expense       5,741,072      5,095,558      11,297,851      9,979,669
                                      ----------     ----------      ----------     ----------

          Net interest income          6,012,315      5,834,421      11,991,777     11,464,177
Provision for possible loan losses       478,874        397,502         938,346        791,288
                                      ----------     ----------      ----------     ----------
          Net interest income after
            provision for possible
            loan losses                5,533,441      5,436,919      11,053,431     10,672,889
                                      ----------     ----------      ----------     ----------
Other operating income:
  Service charges on deposits            873,856        841,004       1,727,304      1,659,346
  Credit insurance income                 93,832         98,011         198,492        190,115
  Gains (losses) on AFS investments       (1,086)         7,007          (7,713)         6,712
  Other income                           267,721        167,783         484,224        363,986
                                      ----------     ----------      ----------     ----------
          Total other operating
            income                     1,234,323      1,113,805       2,402,307      2,220,159
                                      ----------     ----------      ----------     ----------
Other operating expenses:
  Salaries and employee benefits       2,229,399      2,079,564       4,441,483      4,091,727
  Net occupancy expense                  271,801        230,500         510,394        474,534
  Equipment and data processing
    expenses                             481,657        442,382         908,871        888,626
  Other expenses                       1,203,160      1,048,847       2,335,014      2,043,607
                                      ----------     ----------      ----------     ----------
          Total other operating
            expenses                   4,186,017      3,801,293       8,195,762      7,498,494
                                      ----------     ----------      ----------     ----------
          Income before income
            taxes                      2,581,747      2,749,431       5,259,976      5,394,554
Income taxes                             584,111        793,534       1,355,222      1,544,064
                                      ----------     ----------      ----------     ----------
          Net income                $  1,997,636   $  1,955,897    $  3,904,754   $  3,850,490
                                      ==========     ==========      ==========     ==========

Earnings per share:
  Basic                                   $ 0.59         $ 0.58          $ 1.15         $ 1.13
                                            ====           ====            ====           ====

The accompanying notes are an integral part of these financial statements.

                                FIRST M & F CORPORATION AND SUBSIDIARY

                      Condensed Consolidated Statements of Comprehensive Income
                                             (Unaudited)






                         Three Months Ended June 30,    Six Month Ended June 30,
                         ---------------------------    ------------------------
                                   1998         1997        1998        1997
                                   ----         ----        ----        ----
Net income                     $ 1,997,636  $ 1,955,953 $ 3,904,754 $ 3,850,490
                                 ---------    ---------   ---------   ---------
Other comprehensive income:
  Unrealized holding gains
    (losses) on securities,
       net                          (6,196)     371,904      22,382    (170,609)
  Plus (minus) reclassification
     adjustments for losses
     (gains) included in net
      income                           681       (4,393)      4,836      (4,208)
                                 ---------    ---------   ---------   ---------

          Other comprehensive
            income                  (5,515)     367,511      27,218    (174,817)
                                 ---------    ---------   ---------   ---------

          Total comprehensive
            income             $ 1,992,121  $ 2,323,464 $ 3,931,972 $ 3,675,673
                                 =========    =========   =========   =========



                            FIRST M & F CORPORATION AND SUBSIDIARY

                  Condensed Consolidated Statements of Stockholders' Equity
                                         (Unaudited)






                             Additional
                 Common       Paid-In       Retained    Treasury    Unrealized
                 Stock        Capital       Earnings     Stock      Gain (Loss)       Total

January 1,
  1997       $ 16,973,280  $ 10,698,388  $ 21,087,077    $    -     $  329,835    $ 49,088,580

Net income              -             -     3,850,490         -              -       3,850,490

Cash
  dividends
  paid ($.42
  per share)            -             -    (1,425,755)        -              -      (1,425,755)

Net change in
  unrealized
  gain                  -             -             -         -       (174,817)       (174,817)
               ----------    ----------    ----------      -----       -------      -----------
June 30,
  1997       $ 16,973,280  $ 10,698,388  $ 23,511,812    $    -     $  155,018    $ 51,338,498
               ==========    ==========    ==========      =====       =======      ==========


January 1,
  1998       $ 16,973,280  $ 10,698,388  $ 26,013,973    $    -     $  520,081    $ 54,205,722

Net income              -             -     3,904,754         -              -       3,904,754

Cash
  dividends
  paid ($.48
  per share)            -             -    (1,629,434)        -              -      (1,629,434)

Net change in
  unrealized
  gain                  -             -             -         -         27,218          27,218
               ----------    ----------    ----------      -----       -------      -----------
June 30,
  1998       $ 16,973,280  $ 10,698,388  $ 28,289,293    $    -     $  547,299    $ 56,508,260
               ==========    ==========    ==========      =====       =======      ==========










The accompanying notes are an integral part of these financial statements.

                         FIRST M & F CORPORATION AND SUBSIDIARY

                  Condensed Consolidated Statements of Cash Flows
                                     (Unaudited)


                                                      Six Months Ended June 30,
                                                          1998          1997

Cash flows from operating activities:
  Net income                                         $  3,904,754  $  3,850,490
  Adjustments to reconcile net income to cash
    provided by operating activities:
    Depreciation and amortization                         610,192       606,147
    Provision for possible loan losses                    938,346       791,288
    Increase in interest receivable                      (321,683)     (515,953)
    Increase in interest payable                           20,448       362,288
    Other, net                                          1,126,530       995,414
                                                       ----------     ----------
          Net cash provided by operating activities     6,278,587     6,089,674
                                                       ----------     ----------

Cash flows from investing activities:
  Net (increase) decrease in:
    Interest bearing bank balances                      1,060,841      (965,187)
    Federal funds sold                                (17,500,000)   (2,550,000)
    Investment securities-purchases                    (8,375,283)   (5,239,698)
    Investment securities-maturities and calls         12,214,342     4,395,319
    Securities available for sale-purchases           (52,000,808)  (34,255,604)
    Securities available for sale-maturities
      and calls                                        21,115,859    12,200,107
    Loans                                             (12,959,030)     (929,713)
    Bank premises and equipment                        (1,540,582)     (750,446)
    Investment in bank owned life insurance           (10,000,000)            -
                                                       ----------     ----------

          Net cash used in investing activities       (67,984,661)  (28,095,222)
                                                       ----------     ----------
Cash flows from financing activities:
  Net increase (decrease) in:
    Deposits                                           71,710,143    36,684,527
    Other borrowings                                  (10,301,430)   (3,082,755)
  Cash dividends                                       (1,629,434)   (1,425,755)
                                                       ----------     ----------
          Net cash provided by financing activities    59,779,279    32,176,017
                                                       ----------     ----------
          Net increase (decrease) in cash and
            due from banks                             (1,926,795)   10,170,469

Cash and due from banks at January 1                   24,719,193    20,213,398
                                                       ----------     ----------
Cash and due from banks at June 30                   $ 22,792,398  $ 30,383,867
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

Note 2:  Statements of Cash Flows
---------------------------------
During the six months ended June 30, 1998 and 1997, the Company had the following payments:

                                               1998                1997

      Income taxes                       $  1,579,000         $ 1,400,000
      Interest on deposit liabilities      11,066,000           9,461,000
      Interest on other borrowings            214,000             154,000
                                           ==========           =========

Note 3:  Comprehensive Income
-----------------------------
  On January  1,  1998,  First  M&F  Corp  adopted  SFAS  No.  130,   "Reporting
     Comprehensive Income" which establishes standards for the reporting and display of comprehensive income and its components, net income and other comprehensive income, in a full set of financial statements. Other comprehensive income consists of revenues, expenses, gains and losses that are excluded from earnings under current accounting standards.

Note 4:  Bank Owned Life Insurance
----------------------------------
  In March, 1998, Merchants and Farmers Bank invested $10,000,000 in corporate owned life insurance policies covering approximately 160 employees. The policies are designed to generate earnings through increases in cash surrender value, thus covering costs of current and potential employee benefit plans. The cash surrender value of the policies at June 30, 1998 was $10,159,726.

                                             FIRST M & F CORPORATION


Item 2:  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
  of Operations
  -------------

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

Financial Summary
-----------------
For the six month period ended June 30, 1998, the Company's net income increased to $3,904,754 as compared to $3,840,490 for the same period of 1997. Basic and diluted earnings per share was $1.15 for 1998 and $1.13 for 1997. Quarterly earnings for the two periods reflect $.59 per share for the quarter ending June 30, 1998 and $.58 per share for the same quarter of 1997. Net income for 1998 reflects several factors which have contributed to the Company's overall flatness in earnings. These include a lack of anticipated loan growth during the period; higher than anticipated interest bearing deposit growth; increased operating expenses associated with new branch locations; and added personnel costs at both the administrative and operating levels.

Total assets at June 30, 1998, increased 11.9% over year end 1997 to $644.9 million, while stockholders' equity increased 4.25% over year end 1997 and equaled $56.5 million. The return on average assets for the period ended June 30, 1998, was 1.28% as compared to the same period of 1997 of 1.42%; the return on average equity in 1998 was 14.13% as contrasted to 15.51% for 1997. Both of these declines reflect a percentage growth in total assets during the quarter that exceeded the percentage growth in net income.

                                             FIRST M & F CORPORATION


Asset/Liability Management/Liquidity
------------------------------------
Responsibility for managing the Company's program for controlling and monitoring interest rate risk and for maintaining income stability, given the Company's exposure to changes in interest rates, is vested in the asset/liability committee. Appropriate policy and guidelines, approved by the board of directors, govern these actions. Monitoring is primarily accomplished through weekly reviews and analysis of asset/liability market conditions. These include rate shocked scenarios of up and down 100, 200 and 300 basis points; yield curve scenarios; and prepayment risk scenarios. Additionally, static gap analysis is used to highlight short-term repricing volumes. Management believes, at June 30, 1998, there is adequate flexibility to alter the rate structure as necessary to minimize the exposure to changes in interest rates, should they occur.

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

Net Interest Income
-------------------
Net interest income (NII) is income produced by interest earning assets reduced by the interest expense associated with the funding of those assets. Changes in the mix of these interest earning assets and interest bearing liabilities and their yields and rates contribute to the levels of NII realized and have a significant impact on earnings.

During the period ended June 30, 1998, the level of NII increased $527,600 or 4.60% over the comparable period of 1997. NII for 1997 increased $941,248 or 8.94% over 1996's period. Average earning assets for the period ended June 30, 1998, was $575.6 million as contrasted to $506.6 for 1997's period, reflecting a $69.0 million or 13.6% increase.

For the 1998 period, this increase in average earning assets compared to same period of 1997 was driven by a $12.2 million or 3.4% increase in loans and a $26.1 million or 16% increase in the investment portfolio. Average interest bearing liabilities increased $61.8 million or 14.4%. As a result, there was only a slight improvement in NII, 1998's quarter versus 1997's quarter, as the cost of funding the increase in funding sources almost equaled the earnings of the higher volume of interest earning assets.

                                             FIRST M & F CORPORATION


Provision for Loan Losses
-------------------------
During the six month period ending June 30, 1998, the Company's provision for loan losses was $938,346 contrasted to $791,288 for the same period of 1997. This provision reflects management's assessment of the adequacy of the reserve for possible loan losses to absorb potential losses in the loan portfolio. Factors considered involve an assessment of growth and composition of the portfolio; historical credit loss experience; current and anticipated economic conditions; and changes in the borrower's financial condition. Net charge offs for the first six months of 1998 were $672,178 as compared to $396,211 for the same period in 1997.

Non Interest Income
-------------------
One of the Company's key long-term strategies is to continue to boost its growth in non interest income. For the six month period ending June 30, 1998, non interest income was $2,402,307 as compared to $2,220,159 for 1997. Service charges on deposits and credit insurance income reflected an approximate $76,000 or 4.1% increase for 1998. Other income reflects an approximate $120,300 or 33.1% increase primarily in the area of fee income on non-deposit products. Management continues to emphasize the non interest income area through increased focus and budget/incentive processes.

Non Interest Expense
--------------------

Another strategy of the Company is to contain non interest expenses within an overall growth discipline. At June 30, 1998, the Company's efficiency ratio, an indicator of control of non interest expenses, was 57% and compared favorably with peer groups. Improvements continue to be made in the overall monitoring and control of expense through the budgeting and review process.

Salaries and benefits comprise the largest portion of non interest expense and increased 8.5% when compared to the same period of 1997. Additional staffing has been required in several locations as a result of volume and increased demand.

Other expense reflects an increase of approximately $291,000 in 1998 compared to 1997. Other expense for 1997 increased $53,000 over 1996. Both are considered normal increases given the overall growth of the Company.

Income Taxes
------------
For the six months ended June 30, 1998, the Company's effective tax rate was 25.7% as compared to 28.8% for the same period of 1997. This decrease in effective rate is the result of the increase in the level of tax-exempt investment income and other tax advantaged strategies.

                                             FIRST M & F CORPORATION


Assets/Liabilities
------------------
Loans, net of unearned discount, increased to $372.0 million at June 30, 1998, as compared to $360.2 million at the end of 1997. This approximate $12.3 million, or 3.4% increase in loans since December 31, 1997, generally reflects a lack of consumer and commercial loan volumes. The commercial real estate lending sector has remained fairly strong, showing 4.7% growth in the first six months of 1998.

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

The securities portfolio is utilized to provide quality investment alternatives for available funds and a stable source of interest income. At June 30, 1998, the total securities portfolio was approximately $194 million, up from the December 31, 1997 level by approximately $26 million. Yield for the portfolio was at 5.75% for the six months ended June 30, 1998 and is comparable to peer groups. There were no sales of held to maturity securities during the period.

Deposits originating from the various communities served by the Company provide the primary source of its funds. Total deposits increased approximately $72 million or 14.1% during the six month period ended June 30, 1998, ahead of growth plans for the year.

Other borrowings of $2,559,330 represent advances from the Federal Home Loan Bank of Dallas and are primarily funding sources tied to specific loans. Approximately $10 million of advances were repaid prior to quarter-end March 31, 1998.

                                             FIRST M & F CORPORATION


Equity
------
The Company's regulatory capital ratios at June 30, 1998, as shown below are in excess of the minimum requirements and qualify the institution as "well capitalized" under the definition of such.
                                                     ($ in Thousands)

  Tier 1 capital                                              $  53,527
  Tier 2 capital element                                          4,988
                                                                 ------
            Total qualifying capital                          $  58,515
                                                                 ======

  Risk weighted assets                                        $ 399,038
                                                                =======

  Total qualifying capital/risk weighted assets                   14.66%
                                                                  ======

  Leverage ratio                                                   8.51%
                                                                   =====

The dividend payout ratio for the six months ended June 30, 1998 was 41.7% of net income reflecting total dividends of $.48 per share. Book value per share at June 30, 1998 was $16.64 compared to a $43.00 per share market price.

                                             FIRST M & F CORPORATION

Year 2000 Compliance
--------------------
The Company has established a task-force to review all computer based systems and applications to ensure proper functioning in the year 2000. The plan has been approved by the Board of Directors, and management believes that implementation will not materially effect operations in the future. Management does not expect costs of achieving year 2000 compliance to have a material adverse effect on the Company's consolidated financial statements.

                     FIRST M & F CORPORATION


                    PART II: OTHER INFORMATION
                    --------------------------
Item 1 - Legal Proceedings
--------------------------
No new legal proceedings occurred in the second quarter of 1998.


Item 2 - Changes in Securities
------------------------------
None


Item 3 - Defaults Upon Senior Securities
----------------------------------------

None


Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

The annual stockholders' meeting was held on April 8, 1998. The only matter of business was the election of directors as outlined in the Company's proxy statement.

Item 5 - Other Information
--------------------------
None


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------
Exhibit 11 - Statement of computation of earnings per share

                                             FIRST M & F CORPORATION






Exhibit 11 - Computation of Earnings Per Share
----------------------------------------------



                                             Three Months Ended June 30,
                                             1998                 1997

Net income                                $ 1,997,636          $ 1,955,897
                                            =========            =========

Weighted average shares outstanding       $ 3,394,656          $ 3,394,656
                                            =========            =========


Earnings per share:
  Basic                                         $ .59                $ .58
                                                  ===                  ===


                                             Six Months Ended June 30,
                                              1998                 1997

Net income                                $ 3,904,754          $ 3,840,490
                                            =========            =========


Weighted average shares outstanding       $ 3,394,656          $ 3,394,656
                                            =========            =========


Earnings per share:
  Basic                                        $ 1.15               $ 1.13
                                                 ====                 ====

                                FIRST M & F CORPORATION


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST M & F CORPORATION
     (Registrant)



DATE:  August 13, 1998                     /s/ Hugh S. Potts, Jr.
                                           Chairman and Chief Executive Officer



DATE:  August 13, 1998                     /s/ Robert C. Thompson, III
                                           Executive Vice President and
                                             Treasurer