Form 10-Q
period 1998-09-30
FIRST M&F CORP/MS
filed 1998-11-16
CIK 320387

FIRST M & F CORPORATION

                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C.  20459

                                           FORM 10-Q


                 Quarterly Report Under Section 13 or 15 (d) of the
                           Securities Exchange Act of 1934

For the quarter ended September 30, 1998          Commission File Number 0-9424

                               FIRST M & F CORPORATION
--------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

                     Mississippi                         64-0636653
           -------------------------------          ----------------------
          (State or other jurisdiction of            (I.R.S. Employer
          incorporation of organization)            Identification No.)

                    Registrant's telephone number:  (601) 289-5121

                                   No Change
--------------------------------------------------------------------------------
                  Former name, former address and former fiscal year,
                             if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X       No
                                  ------         -------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at October 30, 1998
            -----                             -------------------------------
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

                            PART I:  FINANCIAL INFORMATION

                             Item 1 - Financial Statements

                        FIRST M & F CORPORATION AND SUBSIDIARY

                    Condensed Consolidated Statements of Condition


                                                    (Unaudited)
                                                   September 30,  December 31,
                   Assets                              1998         1997 (1)
                   ------                          -------------  -----------

Cash and due from banks                           $  21,585,117 $  24,719,193
Interest bearing bank balances                       11,256,785    10,801,934
Federal funds sold                                   10,000,000     2,000,000
Securities available for sale                       138,612,576   109,002,998
Investment securities, market value of
  $54,881,000 in 1998 and $59,696,000 in 1997        53,441,091    58,785,352

Loans                                               388,573,337   360,192,125
  Reserve for possible loan losses                   (5,576,512)   (5,170,000)
                                                    -----------    ----------
          Net loans                                 382,996,825   355,022,125


Bank premises and equipment                          10,982,745     9,326,709
Accrued interest receivable                           6,090,394     5,492,942
Other real estate                                       741,222       842,786
Intangible assets                                     2,391,685     2,519,053
Other assets                                         12,621,862     2,387,422
                                                    -----------   -----------


                                                  $ 650,720,302 $ 580,900,514
                                                    ===========   ===========

     Liabilities and Stockholders' Equity
     ------------------------------------

Liabilities:
  Deposits:
    Non-interest bearing                          $  68,415,825 $  60,577,750
    Interest bearing                                516,652,339   449,205,012
                                                    -----------   -----------
         Total deposits                             585,068,164   509,782,762
                                                    -----------   -----------

  Borrowings                                          2,972,765    12,860,760
  Accrued interest payable                            2,613,478     2,563,911
  Other liabilities                                   1,709,537     1,487,359
                                                    -----------   -----------
          Total liabilities                         592,363,944   526,694,792
                                                    -----------   -----------

Stockholders' equity:
  Common stock, $5.00 par value, 15,000,000 shares
    authorized, 3,394,656 issued and outstanding     16,973,280    16,973,280
  Additional paid-in capital                         10,698,388    10,698,388
  Retained earnings                                  29,375,576    26,013,973
  Net unrealized gain on securities available for
    sale, net of income taxes                         1,309,114       520,081
                                                    -----------   -----------
          Net stockholders' equity                   58,356,358    54,205,722
                                                    -----------   -----------

                                                  $ 650,720,302 $ 580,900,514
                                                    ===========   ===========



The accompanying notes are an integral part of these financial statements.

(1)  Derived from audited financial statements.

                            FIRST M & F CORPORATION AND SUBSIDIARY

                          Condensed Consolidated Statements of Income
                                          (Unaudited)

                                    Three Months Ended         Nine Months Ended
                                       September 30,              September 30,
                                    ---------------------- ---------------------
                                     1998         1997         1998         1997
                                     ----         ----         ----         ----
Interest income:
  Interest and fees on loans $  9,119,156 $  8,633,081 $ 26,573,079 $ 25,227,537
  Interest bearing bank
    balances                       86,403       55,312      347,107      146,382
  Taxable investments           1,960,787    1,896,127    5,832,116    5,299,360
  Tax exempt investments          742,638      542,642    1,986,247    1,561,566
  Federal funds sold              168,881      136,866      628,945      473,029
                               ----------   ----------   ----------   ----------
     Total interest income     12,077,865   11,264,028   35,367,494   32,707,874
                               ----------   ----------   ----------   ----------

Interest expense:
  Deposits                      5,820,019    5,308,178   16,897,188   15,136,741
  Securities sold under
    agreements to repurchase        7,262          159        7,262        3,624
  Other borrowings                 36,258       45,508      256,940      193,149
                               ----------   ----------   ----------   ----------
     Total interest expense     5,863,539    5,353,845   17,161,390   15,333,514
                               ----------   ----------   ----------   ----------

     Net interest income        6,214,326    5,910,183   18,206,104   17,374,360
Provision for possible loan       518,302      866,780    1,456,648    1,658,068
     losses                     ----------   ----------   ----------   ---------
     Net interest income after
      provision for possible
      loan losses               5,696,024    5,043,403   16,749,456   15,716,292
                               ----------   ----------   ----------   ----------

Other operating income:
 Service charges on deposits      934,115      841,484    2,661,419    2,500,830
 Credit insurance income          187,266      664,192      385,758      854,307
 Gains on AFS investments          27,068       11,989       19,355       18,701
 Other income                     310,219       45,505      794,443      409,491
                               ----------   ----------   ----------   ----------
    Total other operating
     income                     1,458,668    1,563,170    3,860,975    3,783,329
                               ----------   ----------   ----------   ----------

Other operating expenses:
 Salaries and employee benefits 2,358,288    2,110,487    6,799,771    6,202,214
 Net occupancy expense            283,884      256,521      794,278      731,055
 Equipment and data processing
   expenses                       472,950      419,487    1,381,821    1,308,113
 Other expenses                 1,532,425    1,049,142    3,867,439    3,092,749
                                ---------   ----------   ----------   ----------
    Total other operating
     expenses                   4,647,547    3,835,637   12,843,309   11,334,131
                                ---------   ----------   ----------   ----------

          Income before income
            taxes               2,507,145    2,770,936    7,767,122    8,165,490
Income taxes                      606,145      794,976    1,961,367    2,339,040
                               ----------   ----------   ----------   ----------


     Net income              $  1,901,000 $  1,975,960 $  5,805,755 $  5,826,450
                               ==========   ==========   ==========   ==========


Earnings per share:
  Basic                            $ 0.56       $ 0.58       $ 1.71       $ 1.72
                                     ====         ====         ====         ====

The accompanying notes are an integral part of these financial statements.
                                        -5-

                  FIRST M & F CORPORATION AND SUBSIDIARY

         Condensed Consolidated Statements of Comprehensive Income
                                (Unaudited)


                                    Three Months Ended     Nine Months Ended
                                       September 30,            September 30,
                              -------------------------- ----------------------

                                    1998        1997       1998           1997
                                    ----        ----       ----           ----
Net income                      $ 1,901,000 $ 1,975,960 $ 5,805,755 $ 5,826,450
                                  ---------   ---------   ---------   ---------

Other comprehensive income:
  Unrealized holding gains
    (losses) on securities,
     net                            778,786     361,883     801,168     191,274
  Plus (minus) reclassification
    adjustments for losses
    (gains) included in net
    income                          (16,971)     (7,518)    (12,135)    (11,726)
                                  ---------   ---------   ---------   ---------
        Other comprehensive
          income                    761,815     354,365     789,033     179,548
                                  ---------   ---------   ---------   ---------

        Total comprehensive
          income                $ 2,662,815 $ 2,330,325 $ 6,594,788 $ 6,005,998
                                  =========   =========   =========   =========







                    FIRST M & F CORPORATION AND SUBSIDIARY

                   Condensed Consolidated Statements of Stockholders' Equity
                                     (Unaudited)


                             Additional
                 Common       Paid-In       Retained    Treasury   Unrealized
                 Stock        Capital       Earnings     Stock     Gain (Loss)        Total
                 -----        -------       --------     -----     -----------        -----
January 1,
  1997       $ 16,973,280  $ 10,698,388  $ 21,087,077    $    -    $   329,835    $ 49,088,580

Net income              -             -     5,826,450         -              -       5,826,450

Cash
  dividends
  paid ($.64
  per share)            -             -    (2,172,533)        -              -      (2,172,533)

Net change in
  unrealized
  gain                  -             -             -         -        179,548         179,548
               ----------    ----------    ----------      ----        -------      ----------

September 30,
  1997       $ 16,973,280  $ 10,698,388  $ 24,740,994    $    -    $   509,383    $ 52,922,045
               ==========    ==========    ==========      ====        =======      ==========



January 1,
  1998       $ 16,973,280  $ 10,698,388  $ 26,013,973    $    -    $   520,081    $ 54,205,722

Net income              -             -     5,805,755         -              -       5,805,755

Cash
  dividends
  paid ($.72
  per share)            -             -    (2,444,152)        -              -      (2,444,152)

Net change in
  unrealized
  gain                  -             -             -         -        789,033         789,033
               ----------    ----------    ----------      ----      ---------      ----------

September 30,
  1998       $ 16,973,280  $ 10,698,388  $ 29,375,576    $    -    $ 1,309,114    $ 58,356,358
               ==========    ==========    ==========      ====      =========      ==========










The accompanying notes are an integral part of these financial statements.

                     FIRST M & F CORPORATION AND SUBSIDIARY

                     Condensed Consolidated Statements of Cash Flows
                                      (Unaudited)


                                                         Nine Months Ended
                                                           September 30,
                                                        ------------------------

                                                          1998          1997
                                                          ----          ----

Cash flows from operating activities:
  Net income                                         $  5,805,755  $  5,826,450
  Adjustments to reconcile net income to cash
    provided by operating activities:
    Depreciation and amortization                         932,715       895,607
    Provision for possible loan losses                  1,456,648     1,658,068
    Increase in interest receivable                      (597,452)     (556,280)
    Increase in interest payable                           49,567       397,642
    Increase in CSV of insurance                         (293,314)            -
    Other, net                                            296,137       253,308
                                                       ----------    ----------

          Net cash provided by operating activities     7,650,056     8,474,795
                                                       ----------    ----------

Cash flows from investing activities:
  Net (increase) decrease in:
    Interest bearing bank balances                       (454,851)   (1,075,481)
    Federal funds sold                                 (8,000,000)   (3,400,000)
    Investment securities-purchases                   (11,861,891)   (7,280,798)
    Investment securities-maturities and calls         17,206,152     6,592,978
    Securities available for sale-purchases           (59,589,199)  (40,010,947)
    Securities available for sale-maturities
      and calls                                        30,808,129    18,300,160
    Loans                                             (29,384,271)  (13,191,677)
    Bank premises and equipment                        (2,461,456)   (1,231,600)
    Investment in bank owned life insurance           (10,000,000)            -
                                                       ----------    ----------

          Net cash used in investing activities      (73,737,387)   (41,297,365)
                                                      ----------     ----------

Cash flows from financing activities:
  Net increase (decrease) in:
    Deposits                                           75,285,402    44,484,754
    Other borrowings                                   (9,887,995)   (3,691,271)
  Cash dividends                                       (2,444,152)   (2,172,533)
                                                       ----------    ----------

          Net cash provided by financing activities    62,953,255    38,620,950
                                                       ----------    ----------

          Net increase (decrease) in cash and
            due from banks                             (3,134,076)    5,798,380

Cash and due from banks at January 1                   24,719,193    20,213,398
                                                       ----------    ----------

Cash and due from banks at September 30              $ 21,585,117  $ 26,011,778
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


Note 2:  Statements of Cash Flows
---------------------------------

   During the nine months ended September 30, 1998 and 1997, the Company had the following payments:

                                               1998                  1997
                                               ----                  ----

      Income taxes                        $  2,284,000          $  2,315,000
      Interest on deposit liabilities       16,850,000            14,724,000
      Interest on other borrowings             261,000               211,000
                                            ==========            ==========


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


Note 4:  Bank Owned Life Insurance
----------------------------------

   In March, 1998, Merchants and Farmers Bank invested $10,000,000 in corporate owned life insurance policies covering approximately 160 employees. The policies are designed to generate earnings through increases in cash surrender value, thus covering costs of current and potential employee benefit plans. The cash surrender value of the policies at September 30, 1998 was $10,293,314.

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

Financial Summary
-----------------

For the nine month period ended September 30, 1998, the Company's net income was $5,805,755 as compared to $5,826,450 for the same period of 1997. Basic and diluted earnings per share was $1.71 for 1998 and $1.72 for 1997. Quarterly earnings for the two periods reflect $.56 per share for the quarter ending Seqtember 30, 1998 and $.58 per share for the same quarter of 1997. Net income for 1998 reflects several factors which have contributed to the Company's overall flatness in earnings. These include a lack of anticipated loan growth during the period; higher than anticipated interest bearing deposit growth; increased operating expenses associated with new branch locations; and added personnel costs at both the administrative and operating levels.

Total assets at September 30, 1998, increased 12.02% over year end 1997 to $650.7 million, while stockholders' equity increased 7.66% over year end 1997 and equaled $58.4 million. The return on average assets for the period ended September 30, 1998, was 1.24% as compared to the same period of 1997 of 1.41%; the return on average equity in 1998 was 13.75% as compared to 15.34% for 1997. Both of these declines reflect a percentage growth in total assets during the quarter and year-to-date that exceeded the percentage growth in net income.

                                                 FIRST M & F CORPORATION


Asset/Liability Management/Liquidity
------------------------------------

Responsibility for managing the Company's program for controlling and monitoring interest rate risk and for maintaining income stability, given the Company's exposure to changes in interest rates, is vested in the asset/liability committee. Appropriate policy and guidelines, approved by the board of directors, govern these actions. Monitoring is primarily accomplished through weekly reviews and analysis of asset/liability market conditions. These include rate shocked scenarios of up and down 100, 200 and 300 basis points; yield curve scenarios; and prepayment risk scenarios. Additionally, static gap analysis is used to highlight short-term repricing volumes. Management believes, at September 30, 1998, there is adequate flexibility to alter the rate structure as necessary to minimize the exposure to changes in interest rates, should they occur.

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

During the three month period ended September 30, 1998, the level of NII increased $304,143 or 5.15% over the comparable period of 1997. NII for 1998 increased $831,744 or 4.79% over 1997's period. Average earning assets for the period ended September 30, 1998, was $579.1 million as contrasted to $509.1 for 1997's period, reflecting a $70.0 million or 13.8% increase.

For the 1998 period, this increase in average earning assets compared to same period of 1997 was driven by a $28.4 million or 7.9% increase in loans and a $24.3 million or 14.5% increase in the investment portfolio. Average interest bearing liabilities increased $55.4 million or 12.5%. As a result, there was only a slight improvement in NII, 1998's quarter versus 1997's quarter, as the cost of funding the increase in funding sources almost equaled the earnings of the higher volume of interest earning assets.

                              FIRST M & F CORPORATION



Provision for Loan Losses
-------------------------

During the nine month period ending September 30, 1998, the Company's provision for loan losses was $1,456,648 contrasted to $1,658,068 for the same period of 1997. This provision reflects management's assessment of the adequacy of the reserve for possible loan losses to absorb potential losses in the loan portfolio. Factors considered involve an assessment of growth and composition of the portfolio; historical credit loss experience; current and anticipated economic conditions; and changes in the borrower's financial condition. Net charge offs for the first nine months of 1998 were $1,050,136 as compared to $925,079 for the same period in 1997.

Non Interest Income
-------------------

One of the Company's key long-term strategies is to continue to boost its growth in non interest income. For the nine month period ending September 30, 1998, non interest income was $3,860,975 as compared to $3,783,329 for 1997. Service charges on deposits reflected an increase of $160,589 or 6.4% for 1998. Credit insurance income for 1997 was effected by a $530,000 receipt of a settlement for reinsurance premiums due to the Company, but not paid in previous years. Management continues to emphasize the non interest income area through increased focus and budget/incentive processes.

Non Interest Expense
--------------------

Another strategy of the Company is to contain non interest expenses within an overall growth discipline. At September 30, 1998, the Company's efficiency ratio, an indicator of control of non interest expenses, was 58% and compared favorably with peer groups. Improvements continue to be made in the overall monitoring and control of expense through the budgeting and review process.

Salaries and benefits comprise the largest portion of non interest expense and increased 9.6% when compared to the same period of 1997. Additional staffing has been required in several locations as a result of volume and increased demand.

Other expense reflects an increase of approximately $775,000 in 1998 compared to 1997. Other expense for 1997 increased $64,000 over 1996. Both are considered normal increases given the overall growth of the Company and the expansion efforts made in 1998.

Income Taxes
------------

For the nine months ended September 30, 1998, the Company's effective tax rate was 25.3% as compared to 28.7% for the same period of 1997. This decrease in effective rate is the result of the increase in the level of tax-exempt investment income and other tax advantaged strategies.

                                FIRST M & F CORPORATION


Assets/Liabilities
------------------

Loans, net of unearned discount, increased to $388.6 million at September 30, 1998, as compared to $360.2 million at the end of 1997. This approximate $28.4 million, or 7.9% increase in loans since December 31, 1997, generally reflects a lack of consumer and commercial loan volumes. The commercial real estate lending sector has remained fairly strong, showing 10.7% growth in the first nine months of 1998.

The current level of the reserve for possible loan losses approximates 1.44% of net loans outstanding. The Company's nonperforming loans past due 90 days or more remain well controlled and continue to compare favorably to peer levels. The adequacy of the reserve is reviewed quarterly using criteria and guidance provided by the appropriate regulatory agencies and is presented to the Board of Directors for subsequent review and approval. Management will continue to take a prudent approach in the evaluation of the reserve for loan losses.

The securities portfolio is utilized to provide quality investment alternatives for available funds and a stable source of interest income. At September 30, 1998, the total securities portfolio was approximately $192 million, up from the December 31, 1997 level by approximately $24 million. Yield for the portfolio was at 5.63% for the nine months ended September 30, 1998 and is comparable to peer groups. There were no sales of held to maturity securities during the period.

Deposits originating from the various communities served by the Company provide the primary source of its funds. Total deposits increased approximately $75 million or 14.8% during the nine month period ended September 30, 1998, ahead of growth plans for the year.

Other borrowings of $2,972,765 represent advances from the Federal Home Loan Bank of Dallas and are primarily funding sources tied to specific loans. Approximately $10 million of advances were repaid prior to quarter-end March 31, 1998.

                           FIRST M & F CORPORATION


Equity
------

The Company's regulatory capital ratios at September 30, 1998, as shown below are in excess of the minimum requirements and qualify the institution as "well capitalized" under the definition of such.

                                                             ($ in Thousands)
                                                             ---------------
  Tier 1 capital                                              $  54,656
  Tier 2 capital element                                          5,180
                                                                 ------

            Total qualifying capital                          $  59,836
                                                                 ======


  Risk weighted assets                                        $ 414,098
                                                                =======


  Total qualifying capital/risk weighted assets                   14.45%
                                                                  =====

  Leverage ratio                                                   8.45%
                                                                   ====

The dividend payout ratio for the nine months ended September 30, 1998 was 42.1% of net income reflecting total dividends of $.72 per share. Book value per share at September 30, 1998 was $17.19 compared to a $35.50 per share market price.

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

Management has also begun the process of reviewing commercial loans for year 2000 risk and expects to determine a reserve for loan loss allocation for this risk by December 31, 1998.

                                FIRST M & F CORPORATION

                            PART II:  OTHER INFORMATION
                            ---------------------------

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

None

Item 5 - Other Information
--------------------------

None


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)      Exhibit 11 - Statement of computation of earnings per share

(b) A Form 8-K was filed on September 14, 1998, reporting the signing of a definitive merger agreement whereby the Company would acquire First Bolivar Capital Corporation, Cleveland, Mississippi.

                             FIRST M & F CORPORATION


Exhibit 11 - Computation of Earnings Per Share
----------------------------------------------



                                              Three Months Ended
                                                 September 30,
                                      ----------------------------------
                                          1998                  1997
                                          ----                  ----


Net income                            $ 1,901,000           $ 1,975,960
                                        =========             =========


Weighted average shares outstanding   $ 3,394,656           $ 3,394,656
                                        =========             =========


Earnings per share:
  Basic                                     $ .56                 $ .58
                                              ===                   ===



                                               Nine Months Ended
                                                  September 30,
                                      ----------------------------------
                                            1998                  1997
                                            ----                  ----

Net income                            $ 5,805,755           $ 5,826,450
                                        =========             =========


Weighted average shares outstanding   $ 3,394,656           $ 3,394,656
                                        =========             =========


Earnings per share:
  Basic                                    $ 1.71                $ 1.72
                                             ====                  ====

                                                 FIRST M & F CORPORATION


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


FIRST M & F CORPORATION
-----------------------
     (Registrant)



DATE:  November 16, 1998                   ____________________________________
                                            Hugh S. Potts, Jr.
                                            Chairman and Chief Executive Officer



DATE:  November 16, 1998                   ____________________________________
                                           Robert C. Thompson, III
                                           Executive Vice President and
                                             Treasurer