Form 10-K
period 1998-12-31
FIRST M&F CORP/MS
filed 1999-03-30
CIK 320387

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

      (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 159(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       or
    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                         Commission file number 0-09424

                             FIRST M & F CORPORATION
             (exact name of Registrant as specified in its charter)

          MISSISSIPPI                                           64-0636653
(State or other jurisdiction of                               (IRS Employer
incorporation of organization)                            Identification Number)

            221 East Washington Street, Kosciusko, Mississippi 39090
               (Address of principal executive offices) (Zip Code)

        Registrants telephone number, including area code; (601) 289-5121 Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorted periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at February 28, 1999

Common stock ($5.00 par value)                             3,639,779 Shares

Based on bid price for shares on February 28, 1999, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $81,876,800.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference to Part I, II, and III of the Form 10-K report: (1) Registrant's 1998 Annual Report to Shareholders (Parts I and II), and (2) Proxy Statement dated March 17, 1999, for Registrant's Annual Meeting of Shareholders to be held April 14, 1999, (Part
III).
























                                     1 of 15

                             FIRST M & F CORPORATION
                                    FORM 10-K

                                      INDEX


Part I

Item 1.   Business                                                             3
Item 2.   Properties                                                          11
Item 3.   Legal Proceedings                                                   11
Item 4.   Submission of Matters to a Vote of Security Holders                 11


Part II

Item 5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters                                                 11
Item 6.   Selected Financial Data                                             11
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 11
Item 8.   Financial Statements and Supplementary Data                         11
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                                 11


Part III

Item 10.  Directors and Executive Officers of the Registrant                  12
Item 11.  Executive Compensation                                              12
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                          12
Item 13.  Certain Relationships and Related Transactions                      12


Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports
          on Form 8-K                                                         12


SIGNATURES                                                                 13-14


EXHIBIT INDEX                                                                 15






























                                     2 of 15

                             FIRST M & F CORPORATION
                                    FORM 10-K

                                     PART I


ITEM 1.  BUSINESS

GENERAL

First M & F Corporation (the Company) is a one-bank holding company chartered and organized under Mississippi laws in 1979. The Company engages exclusively in the banking business through its wholly-owned subsidiary, Merchants and Farmers Bank of Kosciusko (the Bank).

The Bank was chartered and organized under the laws of the State of Mississippi in 1890, and accounts for substantially all of the total assets and revenues of the Company. The Bank is the sixth largest bank in the state, having total assets of approximately $702 million at December 31, 1998. The Bank offers a complete range of commercial and consumer services through its main office and two branches in Kosciusko and its branches within central Mississippi, including Ackerman, Bruce, Brandon, Canton, Cleveland, Clinton, Durant, Lena, Madison, Oxford, Pearl, Philadelphia, Puckett, Ridgeland, Starkville, Grenada and Weir, Mississippi.

The Bank has four wholly-owned subsidiaries, M & F Financial Services, Inc., which operates one finance company office, First M & F Insurance Company, Inc., a credit life insurance company, M & F Insurance Agency, Inc., a general insurance agency and Merchants and Farmers Bank Securities Corporation, a real estate property management company.

The Company's primary means of growth over the past several years has been an aggressive lending program funded by exceptional deposit growth. Additionally, the Company acquired the deposits of several locations from the Resolution Trust Corporation in 1994. Effective with the close of business on December 31, 1995, the Company merged with Farmers and Merchants Bank of Bruce, Mississippi. This merger involved the exchange of 450,000 shares of the Company's common stock for all of the issued and outstanding shares of Farmers and Merchant's Bank and has been accounted for as a pooling of interests. Farmers and Merchants had total assets of $32 million at December 31, 1995. Effective with the close of business on December 31, 1998, the Company merged with First Bolivar Corporation of Cleveland, Mississippi. This merger involved the exchange of 243,214 shares of the Company's common stock for all of the issued and outstanding shares of First Bolivar and has been accounted for as a pooling of interests. First Bolivar's banking subsidiary, First National Bank of Bolivar County, was also merged with the Bank. First Bolivar and subsidiary had total consolidated assets of $46 million at December 31, 1998.

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

As of February 28, 1999, the Company and its subsidiary employed 314 full-time equivalent employees.


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


SUPERVISION AND REGULATION

As a bank holding company, First M & F Corporation is subject to regulation under the Bank Holding Company Act of 1956, as amended, (the "BHCA") and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Under the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve Board. The BHCA also generally limits the activities of a bank holding company to that of banking, managing or controlling banks, or any other activity which is determined to be so closely related to banking or managing or controlling banks that an exception is allowed for those activities.
                                     3 of 15

As a state-chartered commercial bank, Merchants and Farmers Bank, First M & F Corporation's banking subsidiary, is subject to regulation, supervision and examination by the Mississippi Department of Banking and Consumer Finance. Merchants and Farmers Bank ("M&F") is also subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation (the "FDIC"). State and Federal law also govern the activities in which the Bank engages, the investments it makes and the aggregate amount of loans that may be granted to one borrower. The insurance company subsidiary of M&F is also regulated and examined by the insurance Department of the State of Mississippi.

The earnings of First M & F Corporation's subsidiary bank and its subsidiaries are affected by general economic condition, management policies, changes in state and Federal legislation and actions of various regulatory authorities, including those referred to above. The following description summarizes the significant state and Federal laws to which First M & F Corp, M&F Bank and subsidiaries are subject.

Capital
-------

First M & F Corp and M&F Bank are required to comply with the capital adequacy standards established by the Federal Reserve Board and the FDIC. There are two basic measures of capital adequacy for bank holding companies and their banking subsidiaries; a risk-based measure and a leverage measure.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among depository institutions and bank holding companies, to account for off- balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

The minimum guideline for the total capital to risk-weighted assets, including certain off-balance sheet items such as standby letters of credit ("total capital ratio") is 8.0 percent. At least half of total capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 capital"). The remainder may consist of subordinated debt, other preferred stock, a limited amount of loan loss reserves, and unrealized gains on equity securities subject to limitations ("Tier 2 capital"). At December 31, 1998, First M & F Corp and M&F Bank were in compliance with the total capital ratio and the Tier 1 capital ratio requirements. Note 17 of the Notes to Consolidated Financial Statements presents First M & F Corp's and M&F Bank's capital ratios.

Deposit Insurance Assessments
-----------------------------

The deposits of M&F Bank are insured by the FDIC up to the limits set forth under applicable law. A majority of the deposits of M&F Bank are subject to the deposit insurance assessments of the Bank Insurance Fund ("BIF") of the FDIC. However, a portion of the Bank's deposits, relating to a savings association acquisition, are subject to assessments imposed by the Savings Association Insurance Fund ("SAIF") of the FDIC. The FDIC equalized the assessment rates for BIF-insured and SAIF-insured deposits effective January 1, 1997. The assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. Legislation was enacted in 1996 requiring both SAIF-insured and BIF-insured deposits to pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO"). The FDIC is currently assessing, effective for the first quarter of 1999, BIF-insured deposits totaling an additional 1.22 basis points per $100 of deposits, and SAIF-insured deposits an additional 6.10 basis points per $100 of deposits, to cover those obligations.


YEAR 2000

The "Year 2000" issue confronting First M & F Corporation and its customers and suppliers centers on the inability of computer systems to recognize the year 2000, or to distinguish it from the year 1900. Computer programs are written using dates to calculate and trigger events and actions. During the 1950's, in the interest of saving valuable space in lengthy programs, the date fields were shortened to 5 or 6 characters using Gregorian (MMDDYY) or Julian (YYDD) formats. If computer systems are not adequately changed to identify the year 2000, many computer applications could fail or create erroneous results. Failure to adequately address the year 2000 issue could adversely affect the viability of our suppliers and creditors and the creditworthiness of our borrowers.


                                     4 of 15

The Company's plan to address the year 2000 issue is set out in five (5) phases,
(1) the awareness phase, (2) the assessment phase, (3) the renovation phase, (4) the validation phase, and (5) the implementation phase. The awareness phase was completed in the first quarter of 1998 and consisted of informing the Board of Directors of year 2000 issues, creating an internal year 2000 committee, and distributing information such as employee information sheets, customer information sheets, and lending officer assistance guidelines. The assessment phase is an ongoing process which was substantially complete by the end of the second quarter of 1998. This phase consists of assessing the hardware and software of the Company, and determining the degree to which items are critical as well as the potential impact of the item on the operations of the Company. All mission critical hardware and software has been identified and the degree of necessary testing has been determined. The management of the Company constantly evaluates the year 2000 effect on other strategic business initiatives such as merger and acquisitions, corporate alliances, system interdependencies, and potential issues that may arise from acquired systems. The renovation phase does not require software re-programming on the part of Company personnel due to the use of a third-party software vendor for our main processing systems. This third party vendor has been tested, and has delivered programming to the Company for the testing of year 2000 critical dates at our computer center. The validation phase, which includes this testing, has been ongoing since the third quarter of 1998. The validation phase also includes our efforts to determine the year 2000 readiness of our customers and suppliers. The assessment of third parties is expected to be completed by the end of the first quarter of 1999. The testing of the Company's mission critical hardware and systems is expected to be completed by the end of the first quarter of 1999. The final phase, the implementation phase, is when all systems are certified as year 2000 compliant and all contingency plans are in place. This should be complete by the end of the second quarter of 1999. The Company has also designed contingency plans related to potential credit problems of commercial customers who are at risk as well as liquidity plans to provide for customer needs for additional liquidity in late 1999 and early 2000.


EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Registrant including their positions with the Registrant, their ages and their principal occupations for the last five years are as follows:

     Hugh S. Potts, Jr., 54, Director, Chairman of the Board and Chief Executive Officer, First M & F Corporation and Merchants and Farmers Bank, since 1994. Vice Chairman, First M & F Corporation, prior to 1994.

     Scott M. Wiggers, 54, Director, president, First M & F Corporation and Merchants and Farmers Bank, since 1990.

     Robert C. Thompson, III, 40, Treasurer, First M & F Corporation and Executive Vice PResident and Chief Financial Officer, Merchants and Farmers Bank, since 1997. Doctoral student, 1995-1997. Controller, Merchants and Farmers Bank through 1994.


STATISTICAL DISCLOSURES

The statistical disclosures for the Company are contained in Tables 1 through 13.











                                     5 of 15

                             FIRST M & F CORPORATION
                             STATISTICAL DISCLOSURES


TABLE 1 - COMPARATIVE AVERAGE BALANCES - YIELDS AND RATES

The tables below shows the average balances for all assets and liabilities for the Company at each year-end for the past three years, the interest income or expense associated with these assets and liabilities and the computed yields or rates for each (in thousands of dollars):


                                         1998                                1997                                 1996
                            -------------------------------     -------------------------------     --------------------------------
                             Average                 Yield/      Average                 Yield/      Average                  Yield/
                             Balance     Interest     Cost       Balance     Interest     Cost       Balance     Interest      Cost
                            ---------    --------    ------     ---------    --------    ------     --------     --------     ------

Interest bearing bank

  balances                  $   6,727    $    403     5.99%     $   3,378    $    192     5.68%     $   3,934    $    208     5.28%
Federal funds sold             15,787         871     5.51%        11,245         626     5.57%        14,939         822     5.50%
Taxable investments           145,147       8,582     5.91%       135,229       8,419     6.23%       135,485       8,202     6.05%
Tax-exempt investments         59,968       4,650     7.75%        44,458       3,401     7.65%        41,525       3,310     7.97%
Loans                         393,894      37,499     9.52%       365,252      35,601     9.75%       331,969      32,726     9.86%
                              -------      ------     -----       -------      ------     -----       -------      ------     ------
  Total earning assets        621,523      52,005     8.37%       559,562      48,239     8.62%       527,852      45,268     8.58%
Nonearning assets              50,528      ------                  43,571      ------                  38,424      ------
                              -------                             -------                             -------

    Total average assets    $ 672,051                           $ 603,133                           $ 566,276
                              =======                             =======                             =======

NOW, MMDA and savings       $ 263,459       9,499     3.61%     $ 218,428       7,897     3.62%     $ 187,536       6,481     3.46%
Certificates of deposit       263,458      14,304     5.43%       254,820      13,764     5.40%       236,440      12,917     5.46%
Short-term borrowings             452          22     4.87%           264          17     6.44%        19,330         966     5.00%
Other borrowings                9,423         565     6.00%         7,302         507     6.94%         9,867         643     6.52%
                              -------      ------     -----       -------      ------     -----       -------      ------     ------
    Total interest bearing
      liabilities             536,792      24,390     4.54%       480,814      22,185     4.61%       453,173      21,007     4.64%
Noninterest bearing                        ------                              ------                              ------
  deposits                     69,578                              60,689                              57,697
Noninterest bearing
  liabilities                   5,041                               6,622                               5,623
Capital                        60,640                              55,008                              49,783
    Total average             -------                             -------                             -------
      liabilities
      and equity            $ 672,051                           $ 603,133                           $ 566,276
                              =======                             =======                             =======

Net interest margin                        27,615     4.44%                    26,054     4.66%                    24,261     4.60%
Less tax equivalent
  adjustment:
  Investments                               1,735                               1,156                               1,125
  Loans                                       261                                 195                                 123
Reported net interest                      ------                              ------                              ------
  margin                                 $ 25,619     4.12%                  $ 24,703     4.41%                  $ 23,013     4.36%
                                           ======                              ======                              ======


Tax equivalent adjustments for 1998 were made using a blended Federal/state rate of 37.3%. Tax equivalent adjustments for 1997 and 1996 were made using a 34% Federal rate.








                                     6 of 15

                             FIRST M & F CORPORATION
                       STATISTICAL DISCLOSURES (CONTINUED)


TABLE 2 - VOLUME AND YIELD/RATE VARIANCE ANALYSIS

The volume and yield/rate tables shown below reflects the change from year to year for each component of the net interest margin classified into those occurring as a result of changes in volume and those resulting from yield/rate changes on a tax equivalent basis (in thousands):


                                                  1998 Compared To 1997                       1997 Compared To 1996
                                                Increase (Decrease) Due To                  Increase (Decrease) Due To
                                           -------------------------------------        -----------------------------------
                                                          Yield/                                      Yield/
                                            Volume         Cost            Net           Volume        Cost          Net
                                           -------       ---------       -------        --------      -------      --------

Interest earned on:

  Interest bearing bank balances           $   200       $     11        $   211        $   (34)      $   18       $   (16)
  Federal funds sold                           250             (6)           244           (206)          10          (196)
  Taxable investments                          519           (356)           163            (15)         232           217
  Tax-exempt investments                     1,202             47          1,249            212         (121)           91
  Loans                                      2,700           (801)         1,899          3,239         (364)        2,875
                                             -----         -------         -----         -------        -----        ------
    Total earning assets                     4,871         (1,105)         3,766          3,196         (225)        2,971
                                             -----         -------         -----         -------        -----        ------

Interest paid on:
  NOW, MMDA and savings                      1,623            (21)         1,602          1,107          309         1,416
  Certificates of deposit                      468             72            540            991         (144)          847
  Short-term borrowings                          8             (3)             5         (1,342)         393          (949)
  Other borrowings                             110            (51)            59           (182)          46          (136)
    Total interest bearing                   -----         -------         -----         -------        -----        ------
      liabilities                            2,209             (3)         2,206            574          604         1,178
    Change in net interest income            -----         -------         -----         -------        -----        ------
      on a tax-equivalent basis            $ 2,662      $  (1,102)       $ 1,560        $ 2,622       $ (829)      $ 1,793
                                             =====         =======         =====          =====         =====        =====


TABLE 3 - SECURITIES AVAILABLE FOR SALE AND SECURITIES HELD TO MATURITY

The table below indicates amortized cost of securities available for sale and securities held to maturity by type at year-end for each of the last three years (in thousands):

                                                 Amortized Cost of Securities
                                                         December 31,
                                           -------------------------------------
                                               1998          1997          1996
                                               ----          ----          ----
Securities available for sale:
  U. S. Treasury                           $  17,541     $  23,575     $  21,728
  Government agencies                         25,412        26,085        20,792
  Mortgage-backed securities                  91,154        55,060        42,910
  Obligations of states and political
   subdivisions                               68,665        17,165        20,348
  Other securities                             5,022         4,922         2,393
                                             -------       -------       -------
    Total securities available for sale    $ 207,794     $ 126,807     $ 108,171
                                             =======       =======       =======
Securities held to maturity:
  U. S. Treasury                           $       -     $   1,050     $   1,050
  Government agencies                              -        11,018        13,980
  Mortgage-backed securities                       -        13,094        17,888
  Obligations of states and political
   subdivisions                                    -        33,623        24,235
  Other securities                                 -             -             -
                                             -------       -------       -------
    Total securities available for sale    $       -     $  58,785     $  57,153
                                             =======       =======       =======


                                     7 of 15

                             FIRST M & F CORPORATION
                       STATISTICAL DISCLOSURES (CONTINUED)


TABLE 4 - MATURITY DISTRIBUTION AND YIELDS OF SECURITIES AVAILABLE FOR SALE AND SECURITIES HELD TO MATURITY

The following table details the maturities and weighted average tax equivalent yield for each range of maturities of securities available for sale at December 31, 1998 (in thousands of dollars):


                                                   After One
                                Within             But Within           After Five
                                 One                  Five              But Within              Over
                                 Year     Yield      Years      Yield   Ten Years    Yield    Ten Years   Yield       Total
                                ------    -----    ----------   -----   ----------   -----    ---------   -----       -----

U. S. Treasury                $  9,503    5.78%     $  8,038    6.04%    $      -    0.00%    $      -    0.00%    $  17,541
Government agencies             14,161    6.28%        9,177    6.06%       2,074    6.49%           -    0.00%       25,412
Mortgage-backed securities      30,139    6.23%       31,288    6.25%      17,229    6.13%      12,498    5.64%       91,154
Obligations of states and
  political subdivisions         5,435    8.65%       31,875    7.57%      31,228    7.24%         127    6.83%       68,665
Other securities                   515    6.52%          974    6.28%       1,466    7.07%           -    0.00%        2,955
                                ------    -----       ------    -----      ------    -----      ------    -----      -------
  Total debt securities       $ 59,753    6.39%     $ 81,352    6.72%    $ 51,997    6.84%    $ 12,625    5.65%      205,727
                                ======    =====       ======    =====      ======    =====      ======    =====
Equity securities                                                                                                      2,067
                                                                                                                     -------
  Total securities                                                                                                 $ 207,794
                                                                                                                     =======

Tax equivalent adjustments for 1998 were made using a blended Federal/state rate of 37.3%.

Nonmortgage-backed securities are categorized in the earlier of their maturity dates or their call dates. Mortgaged-backed securities are distributed based upon their estimated average lives.


TABLE 5 - COMPOSITION OF THE LOAN PORTFOLIO

The table below shows the carrying value of the loan portfolio at the end of each year for the last five years (in thousands):


                                                                        December 31,
                                             -----------------------------------------------------------------
                                                1998          1997          1996          1995          1994
                                                ----          ----          ----          ----          ----

Commercial, financial and agricultural       $  55,177     $  54,044     $  47,861     $  41,050     $  41,077
Residential real estate                        121,885       106,439        94,187        81,704        71,537
Non-residential real estate                    142,027       124,369       116,337       100,204        86,995
Consumer loans                                  95,040        91,035       100,117        84,907        75,691
Lease financing                                     55            19           137           271           247
                                               -------       -------       -------       -------       -------
    Total loans                              $ 414,184     $ 375,906     $ 358,639     $ 308,136     $ 275,547
                                               =======       =======       =======       =======       =======

TABLE 6 - LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

The table below shows the amounts of loans in several categories at December 31, 1998, along with the schedule of repayments of principal in the periods indicated (in thousands):

Maturity distribution of loans:
                                      Within   One to Five  After Five
                                     One Year     Years       Years       Total
                                    ---------  -----------  ---------- ---------
  Commercial and real estate loans  $ 118,963   $ 163,262   $ 36,919   $ 319,144
  Consumer loans                       41,553      49,606      3,881      95,040
                                      -------     -------     ------     -------
    Total loans                     $ 160,516   $ 212,868   $ 40,800   $ 414,184
                                      =======     =======     ======     =======
Rate sensitivity loans:
                                               One to Five  After Five
                                                  Years       Years       Total
                                               -----------  ---------- ---------
  Fixed rate loans                              $ 181,948   $ 27,838   $ 209,786
  Floating rate loans                              30,920     12,962      43,882
                                                  -------     ------     -------
                                                $ 212,868   $ 40,800   $ 253,668
                                                  =======     ======     =======

                                     8 of 15

                             FIRST M & F CORPORATION
                       STATISTICAL DISCLOSURES (CONTINUED)


TABLE 7 - NONPERFORMING ASSETS AND PAST DUE LOANS

The table below shows the Company's nonperforming assets and past due loans at the end of each of the last five years (in thousands):


                                                                   Year Ended December 31,
                                                  ----------------------------------------------------------
                                                    1998         1997         1996       1995         1994
                                                    ----         ----         ----       ----         ----

  Nonaccrual loans                                $   852      $   328      $   206      $  84      $   279
  Restructured loans                                    -            -            -          -            -
                                                    -----        -----        -----        ---        -----
    Total nonperforming loans                         852          328          206         84          279
  Other real estate owned                           1,123          843          724        148          911
                                                    -----        -----        -----        ---        -----
    Total nonperforming assets                      1,975        1,171          930        232        1,190
  Accruing loans past due 90 days or more           1,155        1,149          968        707          448
                                                    -----        -----        -----        ---        -----
    Total nonperforming assets and loans          $ 3,130      $ 2,320      $ 1,898      $ 939      $ 1,638
                                                    =====        =====        =====        ===        =====


Interest which would have been accrued on nonaccrual loans had they been in compliance with their original terms and conditions is immaterial.

At December 31, 1998, the Company did not have any concentration of loans greater than ten percent of total loans except those shown in Table 5.

It is the Company's policy that interest not be accrued on any loan for which payment in full of interest and principal is not expected, on any loan which is seriously delinquent unless the obligation is both well secured and in the process of collection, or on any loan that is maintained on a cash basis. At December 31, 1998, the Company had no loans about which Management had serious doubts as to their collectibility other than those disclosed above.


TABLE 8 - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

The table below summarizes the Company's loan loss experience for each of the last five years (in thousands):


                                                                  Year Ended December 31,
                                                ------------------------------------------------------------
                                                   1998         1997         1996         1995         1994
                                                   ----         ----         ----         ----         ----

Balance at beginning of year                    $ 5,315      $ 4,610      $ 4,373      $ 3,449      $ 3,020
Adjustments for sale of finance company
  office                                              -          (77)           -            -            -
Charge offs:
  Commercial, financial and agricultural           (188)        (365)        (235)        (117)        (195)
  Real estate                                      (451)        (185)        (174)         (53)        (124)
  Consumer                                       (1,380)        (914)        (743)        (709)        (480)
                                                  -----        -----        -----        -----        -----
    Total                                        (2,019)      (1,464)      (1,152)        (879)        (799)
                                                  -----        -----        -----        -----        -----
Recoveries:
  Commercial, financial and agricultural             52           23           13           18           16
  Real estate                                        93           23           14          106           40
  Consumer                                          429          138          129          124          201
                                                  -----        -----        -----        -----        -----
    Total                                           574          184          156          248          257
                                                  -----        -----        -----        -----        -----
Net charge offs                                  (1,445)      (1,280)        (996)        (631)        (542)
Provision for loan losses                         1,965        2,062        1,233        1,555          971
                                                  -----        -----        -----        -----        -----
Balance at end of year                          $ 5,835      $ 5,315      $ 4,610      $ 4,373      $ 3,449
                                                  =====        =====        =====        =====        =====


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



                                     9 of 15

                             FIRST M & F CORPORATION
                       STATISTICAL DISCLOSURES (CONTINUED)


TABLE 9 - ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The table below is a summary of the allocation categories used by the Company for its allowance for loan loss at December 31, 1998. These allocations are determined by internal formulas based upon an analysis of the various types of risk associated with the loan portfolio (in thousands):

  General reserves for past due and other classified loans               $ 1,602
  General reserves of finance company portfolio                              135
  Year 2000 risk reserve                                                     150
  Other general reserves                                                   3,948
                                                                           -----
      Total reserve for loan losses                                      $ 5,835
                                                                           =====

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

Allowances for consumer loans are determined through an analysis of past due status, legal efforts to establish repayment schedules for bankruptcies, charge-off trends, collateral value, and general economic conditions. Commercial and real estate loans are evaluated through a "watch loan" methodology which assigns risk ratings based upon a financial analysis of the borrower's ability to provide sufficient cash flows, collateral value and liquidity, and past due status. Allowances are also provided based upon economic trends that may affect specific borrowers or industries, trends in past due statistics, and migration analysis of historical charge-offs.


TABLE 10 - TIME DEPOSITS OF $100,000 OR MORE

The table below shows maturities of outstanding time deposits of $100,000 or more at December 31, 1998 (in thousands):



  Three months or less                                                  $ 27,389
  Over three months through twelve months                                 20,612
  Over one year through three years                                       12,661
  Over three years                                                         3,733
                                                                          ------
      Total                                                             $ 64,395
                                                                          ======

TABLE 11 - SELECTED RATIOS

The following table reflects ratios for the Company for the last three years:

                                           1998            1997            1996
                                           ----            ----            ----
  Return on average assets                 1.17%           1.35%           1.35%
  Return on average equity                12.93%          14.81%          15.31%
  Dividend payout ratio                   44.44%          39.29%          35.71%
  Equity to assets ratio                   9.02%           9.12%           8.79%


TABLE 12 - SHORT-TERM BORROWINGS

The table below presents certain information regarding the Company's short-term borrowings for each of the last three years (in thousands of dollars):

                                         1998            1997             1996
                                         ----            ----             ----
  Outstanding at end of period         $   829          $   -          $     70
  Maximum outstanding at any
   month-end during the period           2,384              -            51,236
  Average outstanding during
   the period                              534            294            19,588
  Interest paid                             22             17               966
                                         -----           ----            ------
  Weighted average rate during
   each period                            4.13%          5.65%             4.80%
                                         =====           ====              ====

                                    10 of 15

ITEM 2.  PROPERTIES

The Bank's main office, located at 221 East Jefferson Street, Kosciusko, Mississippi, is a two story, brick building with drive-up facilities. The Bank owns its main office building and 26 of its branch facilities. The remaining facilities are occupied under lease agreements, terms of which range from month to month to five years. It is anticipated that all leases will be renewed.


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

There were no matters submitted to the Company's shareholders during the fourth quarter of 1998.


PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

At February 28, 1999, there were 606 shareholders of record of the Company's common stock. Effective September 1, 1996, the Company's common stock was listed with the National Association of Securities Dealers, Inc. Automated Quotation National Market System (NASDAQ) and became subject to trading and reporting over the counter with most securities dealers. Prior to the date of registration with NASDAQ, the stock was traded on a limited basis and no securities firm was acting as a market maker. Other information for this item can be found in the table captioned "Quarterly Closing Common Stock Price Ranges and Dividends Paid" included in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference (page 14).


ITEM 6.  SELECTED FINANCIAL DATA

The information required by this item can be found in the table captioned "Selected Financial Data" in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference (page 19).


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Registrant's Proxy Statement to Shareholders dated March 17, 1999, and is incorporated herein by reference (pages 50-53). In June, 1997, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No.'s 130 and 131 regarding the reporting of comprehensive income and disclosures about segments of business enterprises. The Company adopted both standards during 1998 without a material impact on the consolidated financial statements. In February, 1998, FASB issued SFAS No. 132 "Employers Disclosures About Pensions and Other Post Retirement Benefits". The Company adopted SFAS No. 132 in 1998 without a material impact on the consolidated financial statements. In June, 1998, FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities". The Company adopted SFAS No. 133 in 1998 without a material impact on the consolidated financial statements. As disclosed in Note 3 to the consolidated financial statements, the Company reclassified its portfolio of securities held to maturity as securities available for sale in 1998 under the provisions of SFAS No. 133.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Registrant and the accompanying notes to the financial statements along with the report of the independent public accountants are contained in the Registrant's Proxy Statement to Shareholders dated March 17, 1999, and are incorporated herein by reference (pages 21-49).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change in accountants within the two year period ended December 31, 1998.

                                    11 of 15

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information on the Directors of the Registrant can be found on pages 4-6, "Election of Directors", and page 9, "Director Compensation", contained in the Proxy Statement to Shareholders dated March 17, 1999, and is incorporated herein by reference. Information on the Registrants executive officers is included on pages 8- 9, "Executive Compensation", in the Proxy Statement.


ITEM 11.  EXECUTIVE COMPENSATION

Information required by this item can be found on pages 8-9, "Executive Compensation", and page 9, "Directors Compensation", of the Proxy Statement dated March 17, 1999, and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and Management can be found on page 7, "Beneficial Ownership Reporting Compliance", and page 7, "Principal Shareholder", in the Proxy Statement to Shareholders dated March 17, 1999, and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions can be found on page 11 under the caption "Transactions with Management", in the proxy Statement to Shareholders dated March 17, 1999, and is incorporated herein by reference.


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A-1.  Financial Statements

The report of Shearer, Taylor & Co., P.A., independent auditors, and the following consolidated financial statements of First M & F Corporation and Subsidiary are included in the Registrant's Proxy Statement to Shareholders, dated March 17, 1999, and are incorporated into Part II, Item 8, herein by reference.

     Report of Independent Certified Public Accountants Consolidated Statements of Condition as of December 31, 1998 and 1997 Consolidated Statements of Income for the Years Ended December 31, 1998, 1997 and 1996
     Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998, 1997 and 1996 Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996 Notes to the Consolidated Financial Statements Selected Financial Data, Summary of Quarterly Results of Operations, and Principal Markets and Prices of the Corporation's Stock


A-2.  Financial Statement Schedules

The schedules to the consolidated financial statements set forth by Article 9 of
Regulation  S-X  are  not  required  under  the  related   instructions  or  are
inapplicable and therefore have been omitted.


A-3.  Exhibits

The exhibits listed in the Exhibit Index are filed herewith or incorporated herein by reference.


B.  Reports on Form 8-K

None

                                    12 of 15

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FIRST M & F CORPORATION



BY: /S/    Hugh S. Potts, Jr.                BY: /S/   Robert C. Thompson, III
      --------------------------                   -----------------------------
      Hugh S. Potts, Jr.                           Robert C. Thompson, III
      Chairman of the Board and                    Treasurer
      Chief Executive Officer


      DATE:   March 26, 1999                       DATE:   March 26, 1999
            ------------------                           -------------------






















                                    13 of 15

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



DATE:       March 26, 1999                 BY: /S/  Hugh S. Potts, Jr.
        ---------------------                  ---------------------------------
                                                Hugh S. Potts, Jr., Director


DATE:       March 26, 1999                 BY: /S/  Scott M. Wiggers
        ---------------------                  ---------------------------------
                                                Scott M. Wiggers, Director


DATE:       March 26, 1999                 BY: /S/  Fred A. Bell, Jr.
        ---------------------                  ---------------------------------
                                                Fred A. Bell, Jr., Director


DATE:       March 26, 1999                 BY: /S/  Jon A. Crocker
        ---------------------                  ---------------------------------
                                                Jon A. Crocker, Director


DATE:       March 26, 1999                 BY: /S/  Charles T. England
        ---------------------                  ---------------------------------
                                                Charles T. England, Director


DATE:    ____________________              BY:__________________________________
                                                Toxey Hall, III, Director


DATE:    ____________________              BY:__________________________________
                                                Barbara K. Hammond, Director

DATE:    ____________________              BY:__________________________________
                                                J. Marlin Ivey, Director


DATE:    ____________________              BY:__________________________________
                                                Joe Ivey, Director


DATE:       March 26, 1999                 BY: /S/  R. Dale McBride
         --------------------                  ---------------------------------
                                                R. Dale McBride


DATE:    ____________________              BY:__________________________________
                                                Susan P. McCaffery, Director


DATE:       March 26, 1999                 BY: /S/  Otho E. Pettit, Jr.
         --------------------                  ---------------------------------
                                                Otho E. Pettit, Jr., Director


DATE:       March 26, 1999                 BY: /S/  Charles W. Ritter, Jr.
         --------------------                  ---------------------------------
                                                Charles W. Ritter, Jr., Director


DATE:       March 26, 1999                 BY: /S/  W. C. Shoemaker
         --------------------                  ---------------------------------
                                                W. C. Shoemaker, Director


DATE:       March 26, 1999                 BY: /S/  Edward G. Woodard
         --------------------                  ---------------------------------
                                                Edward G. Woodard, Director



                                    14 of 15

EXHIBIT INDEX

3 (A) Articles of Incorporation, as amended. Filed as Exhibit 3 to the Company's Form S-1 (File No. 33-08751) September 15, 1986, incorporated herein by reference.

3 (B) Bylaws, as amended. Filed as Exhibit 3-b to the Company's Form S-1 (File No. 33-08751) September 15, 1986, incorporated herein by reference.

13. Only those portions of the Registrant's Annual Report to Shareholders expressly incorporated by reference herein are included in this exhibit and, therefore, are filed as a party of this report of Form 10-K.

27. Financial Data Schedule. All other exhibits are omitted as they are inapplicable or not required by the related instructions.































                                    15 of 15