Form 10-Q
period 1999-03-31
FIRST M&F CORP/MS
filed 1999-05-14
CIK 320387

FIRST M & F CORPORATION

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                    FORM 10-Q


               Quarterly Report Under Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

For the quarter ended March 31, 1999               Commission File Number 0-9424

                             FIRST M & F CORPORATION
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Mississippi                         64-0636653
         ---------------------------------         ---------------------
          (State or other jurisdiction of            (I.R.S. Employer
          incorporation of organization)            Identification No.)

                  Registrant's telephone number: (601) 289-5121

                                     No Change
              -----------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X        No
                                     -----         -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at April 30, 1999
            -----                              -----------------------------

Common stock ($5.00 par value)                       3,639,779 shares

                     FIRST M & F CORPORATION AND SUBSIDIARY

                                    FORM 10-Q

                                    CONTENTS
                                    --------
                                                                           Page
                                                                           ----
PART I:  FINANCIAL INFORMATION                                                3
  Item 1 - Financial Statements (unaudited):
             Condensed Consolidated Statements of Condition                   4
             Condensed Consolidated Statements of Income                      5
             Condensed Consolidated Statements of Comprehensive
               Income                                                         6
             Condensed Consolidated Statements of Stockholders'
               Equity                                                         7
             Condensed Consolidated Statements of Cash Flows                8-9
             Notes to Condensed Consolidated Financial Statements            10

  Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations                11-14

  Item 3 - Quantitative and Qualitative Disclosures About
              Market Risk                                                    15


PART II:  OTHER INFORMATION
  Item 1 - Legal Proceedings                                                 16
  Item 2 - Changes in Securities                                             16
  Item 3 - Defaults upon Senior Securities                                   16
  Item 4 - Submission of Matters to a Vote of Security
             Holders                                                         16
  Item 5 - Other Information                                                 16
  Item 6 - Exhibits and Reports on Form 8-K                                  16
  Exhibit 11 - Computation of Earnings Per Share                             17

SIGNATURE                                                                    18

                          PART I: FINANCIAL INFORMATION

                          Item 1 - Financial Statements

                     FIRST M & F CORPORATION AND SUBSIDIARY

                 Condensed Consolidated Statements of Condition


                                                 (Unaudited)
                                                   March 31,     December 31,
                   Assets                            1999          1998 (1)
                   ------                         ----------     ------------

Cash and due from banks                        $  25,140,419    $  22,807,101
Interest bearing bank balances                     6,004,493        6,485,441
Federal funds sold                                10,000,000       18,850,000
Securities available for sale (cost of
  $240,613,000 and $207,794,000                  242,063,561      210,646,083

Loans                                            422,448,453      414,183,683
  Allowance for loan losses                        6,217,999        5,835,000
                                                 -----------      -----------
          Net loans                              416,230,454      408,348,683
                                                 -----------      -----------

Bank premises and equipment                       11,894,744       11,372,484
Accrued interest receivable                        6,412,671        6,489,178
Other real estate                                  1,004,845        1,122,625
Intangible assets                                  3,177,744        3,241,435
Other assets                                      13,432,741       12,643,194
                                                 -----------      -----------

                                               $ 735,361,672    $ 702,006,224
                                                 ===========      ===========

     Liabilities and Stockholders' Equity
     ------------------------------------

Liabilities:
  Deposits:
    Non-interest bearing                       $  82,025,069    $  78,492,190
    Interest bearing                             575,738,739      546,905,816
                                                 -----------      -----------
          Total deposits                         657,763,808      625,398,006

  Federal funds and repurchase agreements            514,236          829,072
  Other borrowings                                 8,734,647        8,570,778
  Accrued interest payable                         2,360,892        2,706,227
  Other liabilities                                2,184,793          990,564
                                                 -----------      -----------
          Total liabilities                      671,558,376      638,494,647
                                                 -----------      -----------

Stockholders' equity:
  Common stock, $5.00 par value, 15,000,000
    shares authorized, 3,639,779 issued and
    outstanding                                   18,198,895       18,198,895
  Additional paid-in capital                      10,800,455       10,800,455
  Retained earnings                               33,894,593       32,722,727
  Net unrealized gain on securities available
    for sale                                         909,353        1,789,500
                                                 -----------      -----------
          Net stockholders' equity                63,803,296       63,511,577
                                                 -----------      -----------

                                               $ 735,361,672    $ 702,006,224
                                                 ===========      ===========

The accompanying notes are an integral part of these financial statements.

(1)  Derived from audited financial statements.

                     FIRST M & F CORPORATION AND SUBSIDIARY

                   Condensed Consolidated Statements of Income
                                   (Unaudited)


                                                Three Months Ended March 31,
                                                ----------------------------
                                                    1999            1998
                                                    ----            ----
Interest income:
  Interest and fees on loans                   $  9,240,813    $  8,812,124
  Interest bearing bank balances                     77,650         141,678
  Taxable investments                             2,401,807       2,133,197
  Tax exempt investments                            769,351         616,819
  Federal funds sold                                177,171         296,652
                                                 ----------      ----------
          Total interest income                  12,666,792      12,000,470
                                                 ----------      ----------
Interest expense:
  Deposits                                        5,763,770       5,680,469
  Short-term borrowings                               6,863               -
  Other borrowings                                  120,109         246,798
                                                 ----------      ----------
          Total interest expense                  5,890,742       5,927,267
                                                 ----------      ----------

          Net interest income                     6,776,050       6,073,203
Provision for possible loan losses                  510,920         462,472
                                                 ----------      ----------
          Net interest income after provision
            for possible loan losses              6,265,130       5,610,731
                                                 ----------      ----------
Other operating income:
  Service charges on deposits                       953,118         898,475
  Credit insurance income                           107,033         106,243
  Mortgage banking income                           169,267         195,601
  Other fee income                                  112,841         117,891
  Gains (losses) on AFS investments                  17,718          (6,584)
  Other income                                      206,326         101,154
                                                 ----------      ----------
          Total other operating income            1,566,303       1,412,780
                                                 ----------      ----------

Other operating expenses:
  Salaries and employee benefits                  2,657,580       2,356,020
  Net occupancy expense                             286,826         257,452
  Equipment and data processing expenses            658,406         460,989
  Other expenses                                  1,416,681       1,213,975
                                                 ----------      ----------
          Total other operating expenses          5,019,493       4,288,436
                                                 ----------      ----------

          Income before income taxes              2,811,940       2,735,075
Income taxes                                        730,129         776,973
                                                 ----------      ----------

          Net income                           $  2,081,811    $  1,958,102
                                                 ==========      ==========

Weighted average shares                           3,639,779       3,637,870
Basic earnings per share                       $       0.57    $       0.54
                                                 ==========      ==========


The accompanying notes are an integral part of these financial statements.

                     FIRST M & F CORPORATION AND SUBSIDIARY

            Condensed Consolidated Statements of Comprehensive Income
                                   (Unaudited)


                                                Three Months Ended March 31,
                                                ----------------------------
                                                     1999           1998
                                                     ----           ----

Net income                                       $ 2,081,811    $ 1,958,102
                                                   ---------      ---------
Other comprehensive income:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses), net          (869,038)       (20,371)
    Plus (minus) reclassification adjustment
      for (gains) losses included in net income      (11,109)         4,128
                                                   ---------      ---------
          Other comprehensive income                (880,147)       (16,243)
                                                   ---------      ---------

          Total comprehensive income             $ 1,201,664    $ 1,941,859
                                                   =========      =========



































The accompanying notes are an integral part of these financial statements.

                     FIRST M & F CORPORATION AND SUBSIDIARY

            Condensed Consolidated Statements of Stockholders' Equity
                                   (Unaudited)


                                        Additional
                            Common       Paid-In       Retained    Unrealized
                            Stock        Capital       Earnings    Gain (Loss)     Total
                            ------      ----------     --------    -----------     -----
January 1, 1998        $ 18,189,350   $ 10,741,276  $ 28,139,330  $   576,041   $ 57,645,997

Net income                        -              -     1,958,102            -      1,958,102

Cash dividends ($.24
  per share)                      -              -      (814,717)           -       (814,717)

Net change in
  unrealized gain
  (loss)                          -              -             -      (16,243)       (16,243)
                         ----------     ----------    ----------      --------    -----------

March 31, 1998         $ 18,189,350   $ 10,741,276  $ 29,282,715  $   559,798   $ 58,773,139
                         ==========     ==========    ==========      =======     ===========


January 1, 1999        $ 18,198,895   $ 10,800,455  $ 32,722,727  $ 1,789,500   $ 63,511,577

Net income                        -              -     2,081,811            -      2,081,811

Cash dividends ($.25
  per share)                      -              -      (909,945)           -       (909,945)

Net change in
  unrealized gain
  (loss)                          -              -             -     (880,147)      (880,147)
                         ----------     ----------    ----------     ---------    -----------

March 31, 1999         $ 18,198,895   $ 10,800,455  $ 33,894,593  $   909,353   $ 63,803,296
                         ==========     ==========    ==========     =========    ===========


















The accompanying notes are an integral part of these financial statements.

                     FIRST M & F CORPORATION AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                        1999          1998
                                                        ----          ----

Cash flows from operating activities:
  Net income                                       $  2,081,811    $  1,958,102
  Adjustments to reconcile net income to cash
    provided by operating activities:
    Depreciation and amortization                       406,959         327,889
    Provision for possible loan losses                  510,920         462,472
    Net investment amortization                         133,811         163,712
    (Gain) loss on sales of investments                 (17,934)          6,584
    Deferred income taxes                               (49,243)        (19,639)
    (Increase) decrease in:
      Accrued interest receivable                        76,507        (186,089)
      Cash surrender value of bank owned life
        insurance                                      (114,476)        (27,589)
    Increase (decrease) in:
      Accrued interest payable                         (345,335)         (8,114)
      Income taxes payable                              747,247         (49,648)
    Other, net                                          275,373          11,671
                                                     -----------    ------------

          Net cash provided by operating activities   3,705,640       2,639,351
                                                     -----------    ------------

Cash flows from investing activities:
  Purchases of securities available for sale        (69,632,531)    (41,298,620)
  Sales of securities available for sale              1,512,676       3,419,201
  Maturities of securities available for sale        35,217,694      16,304,617
  Maturities of investment securities                         -       2,050,484
  Net (increase) decrease in:
    Interest bearing bank balances                      480,948       7,492,608
    Federal funds sold                                8,850,000     (16,500,000)
    Loans                                            (8,553,564)     (6,132,497)
    Bank premises and equipment                        (860,461)       (463,009)
  Investment in bank owned life insurance                     -     (10,000,000)
  Proceeds from sales of other real estate and
    other repossessed assets                            308,026         352,977
                                                    ------------    ------------

          Net cash used in investing activities     (32,677,212)    (44,774,239)
                                                    ------------    ------------










                                                           (Continued)
                                                           -----------

                     FIRST M & F CORPORATION AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       1999          1998
                                                       ----          ----

Cash flows from financing activities:
  Net increase (decrease) in:
    Non-interest bearing deposits                  $  3,532,879  $  4,623,783
    Interest bearing deposits                        28,832,923    46,002,497
    Securities sold under agreements to
      repurchase and other short-term borrowings       (314,836)            -
  Proceeds from other borrowings                        450,000     1,900,000
  Repayments of other borrowings                       (286,131)  (10,375,128)
  Cash dividends                                       (909,945)     (814,717)
                                                     ----------    ----------

          Net cash provided by financing activities  31,304,890    41,336,435
                                                     ----------    ----------

          Net increase (decrease) in cash and
            due from banks                            2,333,318      (798,453)

Cash and due from banks at January 1                 22,807,101    27,594,682
                                                     ----------    ----------

Cash and due from banks at March 31                $ 25,140,419  $ 26,796,229
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

                     FIRST M & F CORPORATION AND SUBSIDIARY

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 1:  Basis of Presentation
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
  Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements of First M & F Corporation include the financial statements of Merchants & Farmers Bank, a wholly owned subsidiary, and its wholly owned subsidiaries, First M & F Insurance Co., M & F Financial Services, Inc. and
  M & F Bank Securities Corporation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.


Note 2:  Statements of Cash Flows
---------------------------------

During the three months ended March 31, 1999 and 1998, the Company had the following payments:

                                             1999         1998
                                             ----         ----

      Interest                           $ 6,236,077  $ 5,952,548
      Income taxes                            32,125      123,631
                                           =========    =========

Note 3:  Bank Owned Life Insurance
----------------------------------

In March, 1998, Merchants and Farmers Bank invested $10,000,000 in corporate owned life insurance policies covering approximately 160 employees. The policies are designed to generate earnings through increases in cash surrender value, thus covering costs of current and potential employee benefit plans. The cash surrender value of the policies at March 31, 1999 was $10,516,734.

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

Financial Summary
-----------------

Net income for the first quarter of 1999 was $2,081,811, or $.57 per share as compared to $1,958,102, or $.54 per share in the first quarter of 1998. This 6.32% increase was due to improved net interest margins and solid loan growth. Return on assets for the first quarter of 1999 was 1.18%, while the return on equity was 13.15%. In the first quarter of 1998, the return on assets was 1.23%, with a return on equity of 13.53%. These ratios are reflective of the asset growth that the Company achieved in the first quarter of 1999. Total assets at March 31, 1999 were $735.36 million, while average assets for the quarter were $717.67 million.

Asset/Liability Management/Liquidity
------------------------------------

Responsibility for managing the Company's program for controlling and monitoring interest rate risk and for maintaining income stability, given the Company's exposure to changes in interest rates, is vested in the asset/liability committee. Appropriate policy and guidelines, approved by the board of directors, govern these actions. Monitoring is primarily accomplished through weekly reviews and analysis of asset/liability market conditions. These include analyses of the effects of changing interest rates on the net interest income of the Company, as well as reviews of economic conditions. Cash flow analyses are also used to determine short-term interest rate risks, as well as current liquidity risks. Management believes, at March 31, 1999, there is adequate flexibility to alter the rate structure as necessary to minimize the exposure to changes in interest rates, should they occur.

The asset/liability committee further establishes guidelines, approved by appropriate board action, by which the current liquidity position of the Company is monitored to ensure adequate funding capacity. Accessibility to local, regional and other funding sources is also maintained in order to actively manage the funding structure that supports the earning assets of the Company. These sources are primarily correspondent banks, the Federal Home Loan Bank and the Federal Reserve.

                             FIRST M & F CORPORATION


Net Interest Income
-------------------

Net interest income for the first quarter of 1999 was up by $702.85 thousand or 11.57% over the first quarter of 1998. Interest income was up while interest expenses were down. Average earning assets for the first quarter of 1999 were $662.69 million as compared to $602.63 million for the first quarter in 1998. The tax-equivalent net interest margin for the first quarter of 1999 was 4.48% as compared to 4.39% in the first quarter of 1998. This improvement was attributable primarily to decreases in the cost of funds, as the Company began to manage deposit costs more conservatively in the second half of 1998. Loans also grew by 2.00% in the first quarter of 1999, and grew by 10.67% from March 31, 1998. The Company's strategy is to increase the loan component within the earning assets portfolio.

Provision for Loan Losses
-------------------------

The provision for loan losses for the first quarter of 1999 was $510,920 as compared to $462,472 for the first quarter 1998. This increase is reflective primarily of the growth of the loan portfolio. Nonaccrual loans and 90 days past due accruing loans as a percentage of loans outstanding was
 .56% at March 31, 1999 as compared to .59% at March 31, 1998. Annualized net charge-offs as a percentage of average loans were .13% for the first quarter of 1999 as compared to .35% for the first quarter of 1998. These statistics reflect management's conservative lending philosophy, and its commitment to maintaining high asset quality standards.

Non Interest Income
-------------------

Non interest income for the first quarter of 1999 was 10.87% higher than in the same period in 1998. The increase occurred in deposit income as well as in other income. The most significant component of the other income increase was the increase in cash surrender values of life insurance policies on employees of the Company. This income amounted to $114 thousand in 1999 as compared to $28 thousand in the first quarter of 1998. Mortgage loan income decreased from 1998 levels due to the decreased volumes of mortgage originations. The amount of refinancing activity has slowed down as rates have leveled off.

Non Interest Expense
--------------------

The Company continues to monitor non interest expenses as it continues to grow and expand into new markets. Personnel expenses increased from the first quarter of 1998 to the first quarter of 1999 due primarily to expansion efforts. Annualized non interest expenses as a percentage of average assets were 2.84% for the first quarter of 1999 as compared to 2.69% for the first quarter of 1998. The Company's efficiency ratio was 56.67% for the first quarter of 1999 as compared to 54.14% in the first quarter of 1998. Intangible asset amortization was $63,691 in 1999 as compared to $58,951 in the first quarter of 1998.

Income Taxes
------------

Income taxes for 1999 were $46,844 less than in the first quarter of 1998, reflecting effective tax rates of 25.97% for the first quarter of 1999 and 28.41% for the first quarter of 1998. This decrease was caused primarily by the income produced by the increases in the cash surrender values of insurance policies, which are excluded from income taxation.

                             FIRST M & F CORPORATION


Assets/Liabilities
------------------

Assets grew by 4.75% from December 31, 1998 and by 10.46% from March 31, 1998. Much of this increase has been prompted by deposit growth, as deposits grew by $32.37 million in the first quarter of 1999. Loans grew by 2.00% in the first quarter of 1999 as investments grew by 14.91%. The competition for loans has been very strong in many of the Company's markets.
 However, deposit growth has provided more funding than the loan portfolio has demanded. Loans as a percentage of assets were 57.45% at March 31, 1999 as compared to 59.00% at December 31, 1998.

The Company expects to occupy a new branch building in Clinton in the second quarter of 1999. Also, an office building in Madison should be completed in the second quarter. These expansions should provide additional earning assets as well as opportunities for fee income. The Company has begun construction of a new branch in Ackerman which will replace the currently rented location. This branch is expected to be occupied in the fourth quarter of 1999.

Equity
------

The Company's regulatory capital ratios at March 31, 1999, as shown below are in excess of the minimum requirements and qualify the institution as "well capitalized" under the risk-based capital regulations.

                                                          ($ in thousands)
                                                          ----------------

  Tier 1 capital                                              $ 59,716
  Tier 2 capital                                                 5,785
                                                                ------

      Total risk-based capital                                $ 65,501
                                                                ======

  Risk weighted assets                                        $465,636
                                                               =======

  Total risk-based capital ratio                                 14.07%
                                                                 =====

  Leverage ratio                                                  8.17%
                                                                  ====

The dividend payout ratio for the first quarter of 1999 was 43.86%, based upon a dividend of $.25 per share. The book value of the stock at March 31, 1999 was $17.53, with a traded market value of $32.00 per share.

                             FIRST M & F CORPORATION


Year 2000 Compliance
--------------------

The Company has established a task-force to review all computer based systems and applications to ensure proper functioning in the year 2000. The plan has been approved by the Board of Directors, and management believes that implementation will not materially effect operations in the future. Management has estimated the costs of year 2000 compliance, including direct and indirect costs, to be approximately $50,000 to $100,000. The Company has successfully completed the first four (4) phases of a five (5) phase year 2000 plan. The fifth phase, the implementation phase, is on schedule and should be completed by the end of the second quarter of 1999.

                             FIRST M & F CORPORATION


Item 3 - Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

Market risk reflects the risk of economic loss resulting from changes in interest rates and market prices. This risk of loss can be reflected in either reduced potential net interest income in future periods or diminished market values of financial assets.

The Company's market risk arises primarily from interest rate risk, which the asset/liability management committee monitors and manages on a monthly basis. The committee manages the interest rate risks inherent in the loan, investment, deposit and borrowing portfolios of the Company. The asset/liability management committee determines the risk profile of the Company and determines strategies to maintain interest rate sensitivity at a low level. As of March 31, the Company was in a risk neutral position.

The Company has off balance sheet risks to the extent that it has made lending or investment purchase commitments. Total outstanding, unused loan commitments were $44.64 million with $11.41 million of those commitments maturing in over one (1) year. The Company monitors these commitments with respect to credit quality as well as funding-related risks.

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


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

Exhibit 11 - Statement of computation of earnings per share

                             FIRST M & F CORPORATION


Exhibit 11 - Computation of Earnings Per Share
----------------------------------------------



                                                Three Months Ended March 31,
                                                ----------------------------
                                                     1999            1998
                                                     ----            ----

Net income                                       $ 2,081,811     $ 1,958,102
                                                   =========       =========

Weighted average shares outstanding                3,639,779       3,637,870
                                                   =========       =========

Earnings per share:
  Basic                                                $ .57          $ .54
                                                         ===            ===

                             FIRST M & F CORPORATION


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


FIRST M & F CORPORATION
-----------------------
     (Registrant)




DATE:  May 13, 1999                     /s/ Hugh S. Potts, Jr.
                                        ------------------------------------
                                        Hugh S. Potts, Jr.
                                        Chairman and Chief Executive Officer



DATE:  May 13, 1999
                                        /s/ Robert C. Thompson, III
                                        ------------------------------------
                                        Robert C. Thompson, III
                                        Executive Vice President and
                                          Treasurer