Form 10-Q
period 1999-06-30
FIRST M&F CORP/MS
filed 1999-08-16
CIK 320387

FIRST M & F CORPORATION

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                    FORM 10-Q


               Quarterly Report Under Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

For the quarter ended June 30, 1999             Commission File Number 0-9424

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

                             Yes   X       No
                                -------      -------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at July 28, 1999
            -----                              ----------------------------
Common stock ($5.00 par value)                       3,639,179 shares

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

                          PART I: FINANCIAL INFORMATION

                          Item 1 - Financial Statements

                     FIRST M & F CORPORATION AND SUBSIDIARY

                 Condensed Consolidated Statements of Condition


                                                         (Unaudited)
                                                           June 30,      December 31,
                   Assets                                   1999           1998 (1)
                   ------                              --------------   --------------

Cash and due from banks                                $  26,360,660    $  22,807,101
Interest bearing bank balances                             2,041,774        6,485,441
Federal funds sold                                         1,500,000       18,850,000
Securities available for sale (cost of
  $219,178,000 and $207,794,000)                         215,740,504      210,646,083

Loans                                                    438,302,439      414,183,683
  Allowance for loan losses                               (6,399,198)      (5,835,000)
                                                       --------------   --------------
          Net loans                                      431,903,241      408,348,683
                                                       --------------   --------------
Bank premises and equipment                               12,830,088       11,372,484
Accrued interest receivable                                6,531,253        6,489,178
Other real estate                                          1,760,747        1,122,625
Intangible assets                                          3,111,305        3,241,435
Other assets                                              15,505,776       12,643,194
                                                       --------------   --------------
                                                       $ 717,285,348    $ 702,006,224
                                                       ==============   ==============
     Liabilities and Stockholders' Equity
     ------------------------------------

Liabilities:
  Deposits:
    Non-interest bearing                               $  77,235,058    $  78,492,190
    Interest bearing                                     560,219,285      546,905,816
                                                       --------------   --------------
          Total deposits                                 637,454,343      625,398,006
                                                       --------------   --------------
  Federal funds and repurchase agreements                    500,170          829,072
  Other borrowings                                        13,577,239        8,570,778
  Accrued interest payable                                 2,576,119        2,706,227
  Other liabilities                                        1,254,689          990,564
                                                       --------------   --------------
          Total liabilities                              655,362,560      638,494,647
                                                       --------------   --------------
Stockholders' equity:
  Common stock of $5.00 par value.  15,000,000
    shares authorized; 3,639,779 shares issued
    and outstanding                                       18,198,895       18,198,895
  Additional paid-in capital                              10,800,455       10,800,455
  Retained earnings                                       35,078,707       32,722,727
  Net unrealized gain (loss) on securities
    available for sale                                    (2,155,269)       1,789,500
                                                       --------------   --------------
          Net stockholders' equity                        61,922,788       63,511,577
                                                       --------------   --------------
                                                       $ 717,285,348    $ 702,006,224
                                                       ==============   ==============

The accompanying notes are an integral part of these financial statements.

(1)  Derived from audited financial statements.

                     FIRST M & F CORPORATION AND SUBSIDIARY

                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                  Three Months Ended June 30,    Six Months Ended June 30,
                                  ---------------------------    -------------------------
                                       1999           1998          1999           1998
                                       ----           ----          ----           ----
Interest income:

  Interest and fees on loans      $  9,427,538   $  9,007,929   $18,668,351   $ 17,820,053
  Interest bearing bank
    balances                            36,196        120,305       113,846        261,983
  Taxable investments                2,426,304      2,226,815     4,828,111      4,360,012
  Tax exempt investments               759,918        705,130     1,529,269      1,321,949
  Federal funds sold                    19,058        205,004       196,229        501,656
                                  ------------   ------------   -----------   ------------
      Total interest income         12,669,014     12,265,183    25,335,806     24,265,653
                                  ------------   ------------   -----------   ------------
Interest expense:
  Deposits                           5,573,788      6,008,364    11,337,558     11,688,833
  Short-term borrowings                 70,501              -        77,364              -
  Other borrowings                     180,958        100,767       301,067        347,565
                                  ------------   ------------   -----------   ------------
      Total interest expense         5,825,247      6,109,131    11,715,989     12,036,398
                                  ------------   ------------   -----------   ------------
      Net interest income            6,843,767      6,156,052    13,619,817     12,229,255
Provision for possible loan
  losses                               591,000        481,874     1,101,920        944,346
                                  ------------   ------------   -----------   ------------
      Net interest income after
        provision for possible
        loan losses                  6,252,767      5,674,178    12,517,897     11,284,909
                                  ------------   ------------   -----------   ------------
Other operating income:
  Service charges on deposits        1,023,823        930,097     1,976,941      1,828,572
  Credit insurance income               90,416         95,896       197,449        202,139
  Mortgage banking income              177,641        162,068       346,908        357,669
  Other fee income                     124,216        140,033       237,057        257,924
  Gains (losses) on AFS
    investments                         10,249         (5,160)       27,967        (11,744)
  Other income                         206,769        115,117       413,095        216,270
                                  ------------   ------------   -----------   ------------
      Total other operating          1,633,114      1,438,051     3,199,417      2,850,830
        income                    ------------   ------------   -----------   ------------

Other operating expenses:
  Salaries and employee benefits     2,810,934      2,391,273     5,468,514      4,747,293
  Net occupancy expense                316,863        291,363       603,689        548,815
  Equipment and data processing
    expenses                           591,452        524,177     1,249,858        985,166
  Other expenses                     1,355,804      1,286,722     2,772,485      2,500,696
      Total other operating       ------------   ------------   -----------   ------------
        expenses                     5,075,053      4,493,535    10,094,546      8,781,970
                                  ------------   ------------   -----------   ------------
      Income before income
        taxes                        2,810,828      2,618,694     5,622,768      5,353,769
Income taxes                           716,770        589,870     1,446,899      1,366,843
                                  ------------   ------------   -----------   ------------
      Net income                  $  2,094,058   $  2,028,824   $ 4,175,869   $  3,986,926
                                  ============   ============   ===========   ============
Weighted average shares              3,639,779      3,637,870     3,639,779      3,637,870
                                  ============   ============   ===========   ============
Basic earnings per share                $ 0.58         $ 0.56        $ 1.15         $ 1.10
                                        ======         ======        ======         ======


The accompanying notes are an integral part of these financial statements.

                     FIRST M & F CORPORATION AND SUBSIDIARY

            Condensed Consolidated Statements of Comprehensive Income
                                   (Unaudited)


                                  Three Months Ended June 30,    Six Months Ended June 30,
                                  ---------------------------   --------------------------
                                       1999           1998          1999           1998
                                       ----           ----          ----           ----
Net income                        $ 2,094,058    $ 2,028,824    $4,175,869    $ 3,986,926
                                  ------------   ------------   -----------   ------------
Other comprehensive income:
    Unrealized holding gains
      (losses) on securities,
       net of taxes of
       $(1,819,370) and $(8,616)
       for the three months
       ended June 30, and
       $(2,337,220) and $(20,406)
       for the six months ended
       June 30                     (3,057,273)       (14,970)   (3,926,311)       (35,341)

    Plus (minus) reclassification
      adjustments for (gains)
      losses included in net
      income, net of taxes of
      $3,786 and $(1,866) for
      the three months ended
      June 30 and $9,508 and
      $(3,993) for the six months
      ended June 30                    (7,349)         3,623       (18,458)         7,751
                                  ------------   ------------   ------------  ------------
          Other comprehensive
            income                 (3,064,622)       (11,347)   (3,944,769)       (27,590)
                                  ------------   ------------   ------------  ------------
          Total comprehensive
            income (loss)         $  (970,564)   $ 2,017,477    $  231,100    $ 3,959,336
                                  ============   ============   ============  ============

















The accompanying notes are an integral part of these financial statements.

                     FIRST M & F CORPORATION AND SUBSIDIARY

            Condensed Consolidated Statements of Stockholders' Equity
                                   (Unaudited)


                             Additional
                 Common       Paid-In       Retained     Unrealized
                 Stock        Capital       Earnings     Gain (Loss)     Total
                 ------      ----------     --------     -----------     -----
January 1,

  1998       $ 18,189,350  $ 10,741,276  $ 28,139,330    $  576,041  $ 57,645,997

Net income              -             -     3,986,926             -     3,986,926

Cash
  dividends
  paid ($.48
  per share)            -             -    (1,629,434)            -    (1,629,434)

Net change in
  unrealized
  gain (loss)           -             -             -       (27,590)      (27,590)
             ------------  ------------  -------------  ------------ -------------
June 30,
  1998       $ 18,189,350  $ 10,741,276  $ 30,496,822    $  548,451  $ 59,975,899
             ============  ============  =============  ============ =============

January 1,
  1999       $ 18,198,895  $ 10,800,455  $ 32,722,727  $  1,789,500  $ 63,511,577

Net income              -             -     4,175,869             -     4,175,869

Cash
  dividends
  paid ($.50
  share)                -             -    (1,819,889)            -    (1,819,889)

Net change in
  unrealized
  gain (loss)           -             -             -    (3,944,769)   (3,944,769)
             ------------  ------------  ------------- -------------  ------------
June 30,
  1999       $ 18,198,895  $ 10,800,455  $ 35,078,707  $ (2,155,269) $ 61,922,788
             ============  ============  ============= ============= =============










The accompanying notes are an integral part of these financial statements.

                     FIRST M & F CORPORATION AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                        Six Months Ended June 30,
                                                        -------------------------
                                                            1999           1998
                                                            ----           ----
Cash flows from operating activities:

  Net income                                           $  4,175,869   $  3,986,926
  Adjustments to reconcile net income to cash
    provided by operating activities:
    Depreciation and amortization                           820,064        683,997
    Provision for possible loan losses                    1,101,920        944,346
    Net investment amortization                             309,614        339,292
    (Gain) loss on sales of investments                     (28,183)        11,744
    Deferred income taxes                                  (186,444)      (159,786)
    (Increase) decrease in:
      Accrued interest receivable                           (42,075)      (347,312)
      Cash surrender value of bank owned life
        insurance                                          (228,158)      (159,726)
    Increase (decrease) in:
      Accrued interest payable                             (130,108)         5,274
      Income taxes payable                                  (98,367)       (83,810)
    Other, net                                              206,851        644,991
                                                       -------------  -------------
          Net cash provided by operating activities       5,900,983      5,865,936
                                                       -------------  -------------
Cash flows from investing activities:
  Purchases of securities available for sale            (70,332,826)   (59,950,684)
  Sales of securities available for sale                 12,457,727      5,496,869
  Maturities of securities available for sale            46,270,440     24,768,496
  Purchases of investment securities                              -     (8,375,283)
  Maturities of investment securities                             -     12,193,121
  Net (increase) decrease in:
    Interest bearing bank balances                        4,443,667      1,060,841
    Federal funds sold                                   17,350,000    (17,500,000)
    Loans                                               (25,896,287)   (14,937,147)
    Bank premises and equipment                          (2,141,906)    (1,565,556)
    Investment in bank owned life insurance                       -    (10,000,000)
    Proceeds from sales of other real estate
      and other repossessed assets                          587,754        632,145
                                                       -------------  -------------
          Net cash used in investing activities         (17,261,431)   (68,177,198)
                                                       -------------  -------------









                                                                   (Continued)
                                                                   -----------

                     FIRST M & F CORPORATION AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                        Six Months Ended June 30,
                                                        -------------------------
                                                            1999           1998
                                                            ----           ----
Cash flows from financing activities:
  Net increase (decrease) in:

    Non-interest bearing deposits                      $ (1,257,132)  $  3,418,066
    Interest bearing deposits                            13,313,469     67,407,990
    Securities sold under agreements to
      repurchase and other short-term borrowings           (328,902)             -
  Proceeds from other borrowings                          7,891,952      1,900,000
  Repayments of other borrowings                         (2,885,491)   (12,326,045)
  Cash dividends                                         (1,819,889)    (1,629,434)
                                                       -------------  -------------
          Net cash provided by financing activities      14,914,007     58,770,577
                                                       -------------  -------------
          Net increase (decrease) in cash and
            due from banks                                3,553,559     (3,540,685)

Cash and due from banks at January 1                     22,807,101     27,594,682
                                                       -------------  -------------
Cash and due from banks at June 30                     $ 26,360,660   $ 24,053,997
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


Note 2:  Statements of Cash Flows
---------------------------------

  During the six months ended June 30, 1999 and 1998, the Company had the following payments:

                                                       1999          1998
                                                       ----          ----

      Interest                                    $ 11,846,097   $ 12,033,721
      Income taxes                                   1,731,710      1,635,706
                                                    ==========     ==========

Note 3:  Bank Owned Life Insurance
----------------------------------

  In March, 1998, Merchants and Farmers Bank invested $10,000,000 in corporate owned life insurance policies covering approximately 160 employees. The policies are designed to generate earnings through increases in cash surrender value, thus covering costs of current and potential employee benefit plans. The cash surrender value of the policies at June 30, 1999 and 1998 was $10,630,416 and $10,159,726.


Note 4:  Acquisitions
---------------------

  On July 8, 1999, the Company entered into a definitive agreement providing for the merger of Community Federal Bancorp, Inc. (Community) into First M & F Corporation. Terms of the agreement provide for Community shareholders to receive 2.855 of the Company's common stock and $8.8457 in cash for each outstanding share of Community stock. Community had 4,266,150 outstanding shares at June 30, 1999. The merger will be accounted for as a purchase transaction. Community Federal Bancorp is a savings bank headquartered in Tupelo, Mississippi with three local branches and $308.69 million in assets at June 30, 1999.

                             FIRST M & F CORPORATION


Item 2:  Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
  of Operations
  -------------

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

Financial Summary
-----------------

Net income for the first half of 1999 was $4,175,869 or $1.15 per share as compared to $3,986,926 or $1.10 per share in the first half of 1998. This 4.74% increase was due to improved net interest margins and solid loan growth. Net income for the second quarter of 1999 was $2,094,058 or $0.58 per share, as compared to $2,028,824 or $0.56 per share for 1998. Return on assets for the first half of 1999 was 1.16%, while the return on equity was 13.03%. In the first half of 1998, the return on assets was 1.21%, with a return on equity of 13.48%. These ratios are reflective of the strong asset growth that the Company achieved in the first quarter of 1999. Total assets at June 30, 1999 were $717.29 million, while average assets for the first six months were $719.91 million.

Asset/Liability Management/Liquidity
------------------------------------

Responsibility for managing the Company's program for controlling and monitoring interest rate risk and for maintaining income stability, given the Company's exposure to changes in interest rates, is vested in the asset/liability committee. Appropriate policy and guidelines, approved by the board of directors, govern these actions. Monitoring is primarily accomplished through weekly reviews and analysis of asset/liability market conditions. These include rate shocked scenarios of up and down 100, 200 and 300 basis points; yield curve scenarios; and prepayment risk scenarios. Additionally, static gap analysis is used to highlight short-term repricing volumes. Management believes, at June 30, 1999, there is adequate flexibility to alter the rate structure as necessary to minimize the exposure to changes in interest rates, should they occur.

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

                             FIRST M & F CORPORATION


Net Interest Income
-------------------

Net interest income for the first half of 1999 was up by $1.39 million or 11.37% over the first half of 1998. Interest income was up while interest expenses were down. Average earning assets for the first half of 1999 were $664.66 million as compared to $608.25 million for the first half of 1998. The tax-equivalent net interest margin for the first half of 1999 was 4.37% as compared to 4.32% in the first half of 1998. This improvement was attributable primarily to decreases in the cost of funds, as the Company began to manage deposit costs more conservatively in the second half of 1998. Loans also grew by 5.82% in the first half of 1999 and grew by 12.34% from June 30, 1998. The Company's strategy is to increase the loan component within the earning assets portfolio.

Provision for Loan Losses
-------------------------

The provision for loan losses for the first half of 1999 was $1,101,920 as compared to $944,346 for the first half of 1998. This increase is reflective primarily of the growth of the loan portfolio. Nonaccrual loans and 90 days past due accruing loans as a percentage of loans outstanding were .49% at June 30, 1999 as compared to .54% at June 30, 1998. Annualized net charge-offs as a percentage of average loans were .25% for the first half of 1999 as compared to
 .35% for the first half of 1998. These statistics reflect the management's conservative lending philosophy and its commitment to maintaining high asset quality standards.

Non Interest Income
-------------------

Non interest income for the first half of 1999 was 12.23% higher than in the same period in 1998. The increase occurred in deposit income as well as in other income. The most significant component of the other income increase was the increase in cash surrender values of life insurance policies on employees of the Company. This income amounted to $228 thousand in 1999 as compared to $160 thousand in the first half of 1998. Mortgage loan income decreased from 1998 levels due to the decreased volumes of mortgage originations. The amount of refinancing activity has slowed down as rates have leveled off.

Non Interest Expense
--------------------

The Company continues to monitor non interest expenses as it continues to grow and expand into new markets. Personnel expenses increased from the first half of 1998 to the first half of 1999 due primarily to expansion efforts. Annualized non interest expenses as a percentage of average assets were 2.80% for the first half of 1999 as compared to 2.68% for the first half of 1998. The Company's efficiency ratio was 57.01% for the first half of 1999 as compared to 54.88% in the first half of 1998. Intangible asset amortization was $130,129 in 1999 as compared to $118,101 in the first half of 1998.

Income Taxes
------------

Income taxes for 1999 were $80,056 more than in the first half of 1998, reflecting effective tax rates of 25.73% for the first half of 1999 and 25.53% for the first half of 1998. This increase in expense was caused primarily by increases in pre-tax earnings.

                             FIRST M & F CORPORATION


Assets/Liabilities
------------------

Assets grew by 2.18% from December 31, 1998 and by 4.80% from June 30, 1998. Much of this increase has been prompted by deposit growth, as deposits grew by $12.06 million in the first half of 1999. Loans grew by 5.82% in the first half of 1999 as investments grew by 2.42%. The competition for loans has been very strong in many of the Company's markets. Deposit growth and increased borrowings have provided the funding for the 1999 loan growth. Loans as a percentage of assets were 61.11% at June 30, 1999, 57.45% at March 31, 1999, and 59.00% at
December 31, 1999.

The Company occupied a new branch building in Clinton in the second quarter of 1999. Also, an office building in Madison should be completed in the third quarter of 1999. These expansions should provide additional earning assets as well as opportunities for fee income. The Company has begun construction of a new branch in Ackerman which will replace the currently rented location. This branch is expected to be occupied in the third quarter of 1999.

Equity
------

The Company's regulatory capital ratios at June 30, 1999, as shown below are in excess of the minimum requirements and qualify the institution as "well capitalized" under the risk-based capital regulations.

                                                              ($ in Thousands)
                                                              ----------------
  Tier 1 capital                                                 $  60,967
  Tier 2 capital element                                             5,959
                                                                    ------
            Total qualifying capital                             $  66,926
                                                                    ======

  Risk weighted assets                                           $ 476,300
                                                                   =======

  Total qualifying capital/risk weighted assets                      14.05%
                                                                     =====

  Leverage ratio                                                      8.54%
                                                                      ====

The dividend payout ratio for the first half of 1999 was 43.48% based upon a dividend of $.50 per share. The book value of the stock at June 30, 1999 was $17.01, with a traded market value of $30.25 per share.

                             FIRST M & F CORPORATION


Year 2000
---------

The Company has established a task-force to review all computer based systems and applications to ensure proper functioning in the year 2000. The plan has been approved by the Board of Directors, and management believes that implementation will not materially effect operations in the future. Management has estimated the costs of year 2000 compliance, including direct and indirect costs, to be approximately $50,000 to $100,000. The Company has successfully completed the first four phases of a five phase year 2000 plan. The fifth phase, the implementation phase, is on schedule and should be completed by the end of the third quarter of 1999.

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

The Company's market risk arises primarily from interest rate risk, which the asset/liability management committee monitors and manages on a monthly basis. The committee manages the interest rate risks inherent in the loan, investment, deposit and borrowing portfolios of the Company. The asset/liability management committee determines the risk profile of the Company and determines strategies to maintain interest rate sensitivity at a low level. As of June 30, the Company was in a risk neutral position.

The Company has off balance sheet risks to the extent that it has made lending or investment purchase commitments. Total outstanding, unused loan commitments were $53.55 million with $7.54 million of these commitments maturing in over one year. The Company monitors these commitments with respect to credit quality as well as funding-related risks.

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

None


Item 3 - Defaults Upon Senior Securities
----------------------------------------

None


Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

The annual stockholders' meeting was held on April 14, 1999. The shareholders approved a stock option plan which grants incentive stock options to key employees and nonstatutory stock options to board members. The shareholders also elected five directors to serve a term of three years. These matters are outlined in more detail in the Company's proxy statement.


Item 5 - Other Information
--------------------------

None


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)   Exhibit 11 - Statement of computation of earnings per share

(b) A Form 8-K was filed on July 14, 1999, reporting the signing of a definitive merger agreement whereby the Company would acquire Community Federal Bancorp, Inc., Tupelo, Mississippi.

                             FIRST M & F CORPORATION


Exhibit 11 - Computation of Earnings Per Share
----------------------------------------------



                                                  Three Months Ended June 30,
                                                  ---------------------------
                                                       1999          1998
                                                       ----          ----

Net income                                         $ 2,094,058   $ 2,028,824
                                                     =========     =========

Weighted average shares outstanding                  3,639,779     3,637,870
                                                     =========     =========

Earnings per share:
  Basic                                                  $ .58         $ .56
                                                           ===           ===


                                                   Six Months Ended June 30,
                                                   -------------------------
                                                       1999          1998
                                                       ----          ----

Net income                                         $ 4,175,869   $ 3,986,926
                                                     =========     =========

Weighted average shares outstanding                  3,639,779     3,394,656
                                                     =========     =========

Earnings per share:
  Basic                                                 $ 1.15        $ 1.10
                                                          ====          ====

                             FIRST M & F CORPORATION


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


FIRST M & F CORPORATION
-----------------------
     (Registrant)



DATE:  August 16, 1999                     /s/ Hugh S. Potts, Jr.
                                           -------------------------------------
                                           Hugh S. Potts, Jr.
                                           Chairman and Chief Executive Officer



DATE:  August 16, 1999                     /s/ Robert C. Thompson, III
                                           -------------------------------------
                                           Robert C. Thompson, III
                                           Executive Vice President and
                                             Treasurer