Form 10-Q
period 1999-09-30
FIRST M&F CORP/MS
filed 1999-11-15
CIK 320387

FIRST M & F CORPORATION

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                    FORM 10-Q


               Quarterly Report Under Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934


For the quarter ended September 30, 1999          Commission File Number 0-9424

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

                                 Yes  X      No
                                     ---        ---
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at October 31, 1999
            -----                             -------------------------------
Common stock ($5.00 par value)                       3,692,376 shares

                     FIRST M & F CORPORATION AND SUBSIDIARY

                                    FORM 10-Q

                                    CONTENTS
                                    --------
                                                                           Page
                                                                           ----
PART I:  FINANCIAL INFORMATION                                                3
  Item 1 - Financial Statements (unaudited):
             Condensed Consolidated Statements of Condition                   4
             Condensed Consolidated Statements of Income                    5-6
             Condensed Consolidated Statements of Comprehensive
               Income                                                         7
             Condensed Consolidated Statements of Stockholders'
               Equity                                                         8
             Condensed Consolidated Statements of Cash Flows               9-10
             Notes to Condensed Consolidated Financial Statements         11-12

  Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations                13-16

  Item 3 - Quantitative and Qualitative Disclosures About
             Market Risk                                                     17


PART II:  OTHER INFORMATION
  Item 1 - Legal Proceedings                                                 18
  Item 2 - Changes in Securities                                             18
  Item 3 - Defaults upon Senior Securities                                   18
  Item 4 - Submission of Matters to a Vote of Security
             Holders                                                         18
  Item 5 - Other Information                                                 18
  Item 6 - Exhibits and Reports on Form 8-K                                  18
  Exhibit 11 - Computation of Earnings Per Share                             19

SIGNATURE                                                                    20

                          PART I: FINANCIAL INFORMATION

                          Item 1 - Financial Statements

                     FIRST M & F CORPORATION AND SUBSIDIARY

                 Condensed Consolidated Statements of Condition


                                            (Unaudited)
                                           September 30,  December 31,
                   Assets                      1999           1998 (1)
                   ------                  ------------- -------------
Cash and due from banks                    $  28,649,508 $  22,807,101
Interest bearing bank balances                 1,930,929     6,485,441
Federal funds sold                                     -    18,850,000
Securities available for sale (cost of
  $207,792,000 and $207,794,000)             203,922,435   210,646,083

Loans                                        466,577,343   414,183,683
  Allowance for loan losses                   (6,645,034)   (5,835,000)
                                           ------------- -------------
          Net loans                          459,932,309   408,348,683
                                           ------------- -------------

Bank premises and equipment                   13,856,657    11,372,484
Accrued interest receivable                    6,388,513     6,489,178
Other real estate                              1,275,323     1,122,625
Intangible assets                              3,044,558     3,241,435
Other assets                                  16,616,086    12,643,194
                                           ------------- -------------
                                           $ 735,616,318 $ 702,006,224
                                           ============= =============

     Liabilities and Stockholders' Equity
     ------------------------------------
Liabilities:
  Deposits:
    Non-interest bearing                   $  75,627,932 $  78,492,190
    Interest bearing                         557,698,623   546,905,816
                                           ------------- -------------
          Total deposits                     633,326,555   625,398,006
                                           ------------- -------------
  Federal funds and repurchase agreements     13,700,000       829,072
  Other borrowings                            20,442,917     8,570,778
  Accrued interest payable                     2,809,712     2,706,227
  Other liabilities                            2,307,616       990,564
                                           ------------- -------------
          Total liabilities                  672,586,800   638,494,647
                                           ------------- -------------
Stockholders' equity:
  Common stock of $5.00 par value.
    15,000,000 shares authorized;
    3,709,776 and 3,639,779 shares
    issued and outstanding                    18,548,880    18,198,895
  Additional paid-in capital                  10,647,129    10,800,455
  Retained earnings                           36,255,113    32,722,727
  Treasury stock, 1,600 shares, at cost          (54,913)            -
  Net unrealized gain (loss) on securities
    available for sale                        (2,366,691)    1,789,500
                                           ------------- -------------
          Net stockholders' equity            63,029,518    63,511,577
                                           ------------- -------------
                                           $ 735,616,318 $ 702,006,224
                                           ============= =============

The accompanying notes are an integral part of these financial statements.

(1)  Derived from audited financial statements.

                     FIRST M & F CORPORATION AND SUBSIDIARY

                   Condensed Consolidated Statements of Income
                                   (Unaudited)


                                       Three Months Ended            Nine Months Ended
                                          September 30,                September 30,
                                   ---------------------------  ---------------------------
                                       1999           1998           1999          1998
                                       ----           ----           ----          ----
Interest income:

  Interest and fees on loans       $  9,888,212   $  9,353,632  $ 28,556,563   $ 27,173,685
  Interest bearing bank
    balances                             46,423         86,616       160,269        348,599
  Taxable investments                 2,220,810      2,118,666     7,048,921      6,478,678
  Tax exempt investments                750,118        800,015     2,279,387      2,121,964
  Federal funds sold                     46,193        183,941       242,422        685,597
                                   -------------  ------------- -------------  -------------
          Total interest income      12,951,756     12,542,870    38,287,562     36,808,523
                                   -------------  ------------- -------------  -------------
Interest expense:

  Deposits                            5,696,576      6,114,825    17,034,134     17,803,658
  Short-term borrowings                  29,841          7,261       107,205          7,261
  Other borrowings                      222,005         99,872       523,072        447,437
                                   -------------  ------------- -------------  -------------
          Total interest expense      5,948,422      6,221,958    17,664,411     18,258,356
                                   -------------  ------------- -------------  -------------
          Net interest income         7,003,334      6,320,912    20,623,151     18,550,167

Provision for possible loan
  losses                                641,000        521,302     1,742,920      1,465,648
                                   -------------  ------------- -------------  -------------
          Net interest income after
            provision for possible
            loan losses               6,362,334      5,799,610    18,880,231     17,084,519
                                   -------------  ------------- -------------  -------------
Other operating income:
  Service charges on deposits         1,109,210      1,001,942     3,086,151      2,830,514
  Credit insurance income                87,097        189,629       284,546        391,768
  Mortgage banking income               152,100        190,343       499,008        548,012
  Agency commission income              967,738         20,865     1,074,278         79,896
  Other fee income                       93,552         79,120       330,609        278,013
  Gains (losses) on AFS
    investments                          (2,285)        44,644        25,682         32,900
  Other income                          334,414        204,617       640,969        420,887
                                   -------------  ------------- -------------  -------------
          Total other operating
            income                    2,741,826      1,731,160     5,941,243      4,581,990
                                   -------------  ------------- -------------  -------------










                                   (Continued)

                     FIRST M & F CORPORATION AND SUBSIDIARY

                   Condensed Consolidated Statements of Income
                                   (Unaudited)


                                       Three Months Ended            Nine Months Ended
                                          September 30,                September 30,
                                    -------------------------    -------------------------
                                       1999           1998           1999          1998
                                       ----           ----           ----          ----
Other operating expenses:

  Salaries and employee benefits     3,617,602     2,514,124       9,086,116    7,261,417
  Net occupancy expense                350,794       303,744         954,483      852,559
  Equipment and data processing
    expenses                           703,952       516,575       1,953,810    1,501,741
  Intangible asset amortization         66,748        59,051         196,877      177,152
  Other expenses                     1,603,176     1,558,193       4,245,532    3,940,788
                                    -----------   -----------    ------------  -----------
          Total other operating
            expenses                 6,342,272     4,951,687      16,436,818   13,733,657
                                    -----------   -----------    ------------  -----------
          Income before income
            taxes                    2,761,888     2,579,083       8,384,656    7,932,852

Income taxes                           658,443       613,008       2,105,342    1,979,851
                                    -----------   -----------    ------------  -----------
          Net income                $2,103,445    $1,966,075      $6,279,314   $5,953,001
                                    ===========   ===========    ============  ===========

Weighted average shares              3,708,974     3,637,870       3,663,097    3,637,870
                                    ===========   ===========    ============  ===========
Basic earnings per share                $ 0.57        $ 0.54          $ 1.71       $ 1.64
                                        ======        ======          ======       ======























The accompanying notes are an integral part of these financial statements.

                     FIRST M & F CORPORATION AND SUBSIDIARY

            Condensed Consolidated Statements of Comprehensive Income
                                   (Unaudited)


                                     Three Months Ended             Nine Months Ended
                                        September 30,                 September 30,
                                   ------------------------      -------------------------
                                     1999           1998            1999          1998
                                     ----           ----            ----          ----

Net income                         $ 2,103,445  $ 1,966,075       $ 6,279,314  $ 5,953,001
                                   -----------  -----------       -----------  -----------
Other comprehensive income:
    Unrealized holding gains
      (losses) on securities,
       net of taxes of
       $(126,711) and $501,277
       for the three months
       ended September 30, and
       $(2,462,459) and $480,253
       for the nine months ended
       September 30                   (212,996)     842,630        (4,139,307)     806,989

    Plus (minus) reclassification
      adjustments for (gains)
      losses included in net
      income, net of taxes of
      $711 and $(15,179) for
      the three months ended
      September 30 and $(9,509) and
      $(11,186) for the nine months
      ended September 30                 1,574      (29,465)          (16,884)     (21,714)
                                   -----------  -----------       -----------  -----------
          Other comprehensive
            income (loss)             (211,422)     813,165        (4,156,191)     785,275
                                   -----------  -----------       -----------  -----------
          Total comprehensive
            income                 $ 1,892,023  $ 2,779,240       $ 2,123,123  $ 6,738,276
                                   ===========  ===========       ===========  ===========
















The accompanying notes are an integral part of these financial statements.

                     FIRST M & F CORPORATION AND SUBSIDIARY

            Condensed Consolidated Statements of Stockholders' Equity
                                   (Unaudited)


                                     Additional
                        Common        Paid-In          Retained       Unrealized      Treasury
                        Stock         Capital          Earnings       Gain (Loss)      Stock        Total
                     ------------   ------------    ------------     ------------    ---------   ------------
January 1,

  1999               $ 18,198,895   $ 10,800,455    $ 32,722,727     $  1,789,500    $       -   $ 63,511,577

Net income                      -              -       6,279,314                -            -      6,279,314
Cash
  dividends
  paid ($.75
  share)                        -              -      (2,746,928)               -            -     (2,746,928)
Net change in
  unrealized
  gain (loss)                   -              -               -     (  4,156,191)           -     (4,156,191)
Shares issued
  to acquire
  insurance
  agency                  349,985       (153,326)              -                -            -        196,659
Purchase
  1,600
  shares of
  treasury
  stock                         -              -               -                -      (54,913)       (54,913)
                     ------------   ------------    ------------     ------------    ---------   ------------
September 30,
  1999               $ 18,548,880   $ 10,647,129    $ 36,255,113     $ (2,366,691)   $ (54,913)  $ 63,029,518
                     ============   ============    ============     ============    =========   ============

January 1,
  1998               $ 18,189,350   $ 10,741,276    $ 28,139,330     $    576,041    $       -   $ 57,645,997

Net income                      -              -       5,953,001                -            -      5,953,001
Cash
  dividends
  paid ($.72)
  per share)                    -              -      (2,444,152)               -            -     (2,444,152)
Net change in
  unrealized
  gain
  (loss)                        -              -               -          785,275            -        785,275
                     ------------   ------------    ------------     ------------    ---------   ------------
September 30,
  1998               $ 18,189,350   $ 10,741,276    $ 31,648,179     $  1,361,316    $       -   $ 61,940,121
                     ============   ============    ============     ============    =========   ============




The accompanying notes are an integral part of these financial statements.

                     FIRST M & F CORPORATION AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                Nine Months Ended September 30,
                                                -------------------------------
                                                      1999          1998
                                                      ----          ----
Cash flows from operating activities:
  Net income                                      $  6,279,314  $  5,953,001
  Adjustments to reconcile net income to cash
    provided by operating activities:
    Depreciation and amortization                    1,252,439     1,043,789
    Provision for possible loan losses               1,742,920     1,465,648
    Net investment amortization                        405,826       548,100
    (Gain) loss on sales of investments                (25,682)      (32,900)
    Deferred income taxes                             (656,587)     (245,157)
    (Increase) decrease in:
      Accrued interest receivable                      100,665      (613,827)
      Cash surrender value of bank owned life
        insurance                                     (341,840)     (293,314)
    Increase (decrease) in:
      Accrued interest payable                         103,485        14,038
      Income taxes payable                              63,803      (189,265)
    Other, net                                         604,016    (2,029,591)
                                                    -----------   -----------
          Net cash provided by operating activities  9,528,359     5,620,522
                                                    -----------   -----------
Cash flows from investing activities:
  Purchases of securities available for sale       (59,332,826)  (67,939,075)
  Sales of securities available for sale            13,013,282    13,863,405
  Maturities of securities available for sale       46,171,842    29,726,334
  Purchases of investment securities                         -   (11,861,891)
  Maturities of investment securities                        -    17,206,152
  Net (increase) decrease in:
    Interest bearing bank balances                   4,554,512      (454,851)
    Federal funds sold                              18,850,000    (8,000,000)
    Loans                                          (54,860,935)  (32,900,860)
    Bank premises and equipment                     (3,287,217)   (2,491,412)
    Investment in bank owned life insurance                  -   (10,000,000)
    Proceeds from sales of other real estate
      and other repossessed assets                   1,335,615       920,539
                                                    -----------   -----------
          Net cash used in investing activities    (33,555,727)  (71,931,659)
                                                    -----------   -----------









                                   (Continued)

                     FIRST M & F CORPORATION AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                Nine Months Ended September 30,
                                                -------------------------------
                                                      1999          1998
                                                      ----          ----
Cash flows from financing activities:
  Net increase (decrease) in:
    Non-interest bearing deposits                $ (2,864,258)   $  6,567,463
    Interest bearing deposits                      10,792,807      67,723,479
    Securities sold under agreements to
      repurchase and other short-term borrowings   12,870,928               -
  Proceeds from other borrowings                   18,547,507       2,550,000
  Repayments of other borrowings                   (6,675,368)    (12,603,065)
  Cash dividends                                   (2,746,928)     (2,444,152)
  Treasury stock transactions                         (54,913)              -
                                                   -----------     -----------
       Net cash provided by financing activities   29,869,775      61,793,725
                                                   -----------     -----------
       Net increase (decrease) in cash and
         due from banks                             5,842,407      (4,517,412)

Cash and due from banks at January 1               22,807,101      27,594,682
                                                   -----------     -----------
Cash and due from banks at September 30          $ 28,649,508    $ 23,077,270
                                                   ===========     ===========


























The accompanying notes are an integral part of these financial statements.

                     FIRST M & F CORPORATION AND SUBSIDIARY

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 1:  Basis of Presentation
------------------------------
   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements of First M & F Corporation include the financial statements of Merchants & Farmers Bank, a wholly owned subsidiary, and its wholly owned subsidiaries, First M & F Insurance Co., M & F Financial Services, Inc., M & F Bank Securities Corporation and Tyler, King & Ryder, Inc. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.


Note 2:  Statements of Cash Flows
---------------------------------
   During the nine months ended September 30, 1999 and 1998, the Company had the following payments:

                                              1999         1998
                                              ----         ----
      Interest                           $ 17,560,926 $ 18,243,495
      Income taxes                          2,698,126    2,343,256
                                           ==========   ==========

Note 3:  Bank Owned Life Insurance
----------------------------------
   In March, 1998, Merchants and Farmers Bank invested $10,000,000 in corporate owned life insurance policies covering approximately 160 employees. The policies are designed to generate earnings through increases in cash surrender value, thus covering costs of current and potential employee benefit plans. The cash surrender value of the policies at September 30, 1999 and 1998 was $10,768,742 and $10,293,314.


Note 4:  Acquisitions
---------------------
   On July 8, 1999, the Company entered into a definitive agreement providing for the merger of Community Federal Bancorp, Inc. (Community) into First M & F Corporation. Terms of the agreement provide for Community shareholders to receive 2.855 shares of the Company's common stock and $8.8457 in cash for each outstanding share of Community stock. Community had 4,266,150 outstanding shares at September 30, 1999. The merger will be accounted for as a purchase transaction. Community Federal Bancorp is a savings bank headquartered in Tupelo, Mississippi with three local branches and $298.72 million in assets at September 30, 1999.


                                   (Continued)

                     FIRST M & F CORPORATION AND SUBSIDIARY

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 4:  (Continued)
--------------------
   On October 15, 1999, both companies held special shareholder meetings to vote on the merger. The merger was approved by both sets of shareholders and all regulatory approvals have been obtained. The companies expect to close the merger on November 22, 1999.

   On September 22, 1999, Merchants and Farmers Bank acquired Tyler, King & Ryder, Inc. and Heilbronner & Associates by issuing 69,997 shares of First M & F Corporation stock in exchange for all of the shares of Tyler, King & Ryder, Inc. and Heilbronner & Associates. The transaction was accounted for as a pooling of interests. Prior period financial statements have not been adjusted due to the immateriality of the effect of the acquisition on the total assets and net income of First M & F Corporation. Tyler, King & Ryder, Inc. and Heilbronner & Associates are Kosciusko, Mississippi based independent insurance agencies.

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

Financial Summary
-----------------

Net income for the first nine months of 1999 was $6,279,314 or $1.71 per share as compared to $5,953,001 or $1.64 per share in the first nine months of 1998. This 5.48% increase was due to improved net interest margins and strong loan growth. Net income for the third quarter of 1999 was $2,103,445 or $0.57 per share, as compared to $1,966,075 or $0.54 per share for 1998. Return on assets for the first nine months of 1999 was 1.16%, while the return on equity was 13.11%. In the first nine months of 1998, the return on assets was 1.24%, with a return on equity of 13.75%. These ratios are reflective of the strong asset growth that the Company achieved in the first quarter of 1999. Total assets at September 30, 1999 were $735.62 million, as compared $690.19 million at September 30, 1998. Average assets for the first nine months of 1999 were $722.59 million.

Asset/Liability Management/Liquidity
------------------------------------

Responsibility for managing the Company's program for controlling and monitoring interest rate risk and for maintaining income stability, given the Company's exposure to changes in interest rates, is vested in the asset/liability committee. Appropriate policy and guidelines, approved by the board of directors, govern these actions. Monitoring is primarily accomplished through weekly reviews and analysis of asset/liability market conditions. These include analyses of the effects of changing interest rates on the net interest income of the Company, as well as reviews of economic conditions. Cash flow analyses are also used to determine short-term interest rate risks as well as current liquidity risks. Management believes, at September 30, 1999, there is adequate flexibility to alter the current rate and maturity structure as necessary to minimize the exposure to changes in interest rates, should they occur.

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

                             FIRST M & F CORPORATION


Net Interest Income
-------------------

Net interest income for the first nine months of 1999 was up by $2.07 million or 11.18% over the first nine months of 1998. Interest income was up while interest expenses were down. Average earning assets for the first nine months of 1999 were $666.77 million as compared to $615.67 million for the first nine months of 1998. The tax-equivalent net interest margin for the first nine months of 1999 was 4.43% as compared to 4.33% in the first nine months of 1998. This improvement was attributable primarily to decreases in the cost of funds, as the Company began to manage deposit costs more conservatively in the second half of 1998. Loans also grew by 12.65% in the first nine months of 1999 and grew by 14.41% from September 30, 1998. The Company's strategy is to increase the loan component within the earning assets portfolio as economic conditions and risk factors allow.

Provision for Loan Losses
-------------------------

The provision for loan losses for the first nine months of 1999 was $1,742,920 as compared to $1,465,648 for the first nine months of 1998.
This increase is reflective primarily of the growth of the loan portfolio. Nonaccrual loans and 90 days past due accruing loans as a percentage of loans outstanding were .52% at September 30, 1999 as compared to .55% at September 30, 1998. Annualized net charge-offs as a percentage of average loans were .29% for the first nine months of 1999 as compared to .36% for the first nine months of 1998. These statistics reflect the management's conservative lending philosophy and its commitment to maintaining high asset quality standards.

Non Interest Income
-------------------

Non interest income for the first nine months of 1999 was 29.67% higher than in the same period in 1998. The increase occurred in agency commissions generated by insurance agencies acquired in 1999 and deposit income.
Another significant component of the other income increase was the increase in cash surrender values of life insurance policies on employees of the Company. This income amounted to $342 thousand in 1999 as compared to $293 thousand in the first nine months of 1998. Mortgage loan income decreased from 1998 levels due to the decreased volumes of mortgage originations. The amount of refinancing activity has slowed down as rates have leveled off.

Non Interest Expense
--------------------

The Company continues to monitor non interest expenses as it continues to grow and expand into new markets. Personnel expenses increased from the first nine months of 1998 to the first nine months of 1999 due primarily to expansion efforts as well as to salaries related to the acquired insurance agencies. Annualized non interest expenses as a percentage of average assets were 3.03% for the first nine months of 1999 as compared to 2.75% for the first nine months of 1998. The Company's efficiency ratio was 58.78% for the first nine months of 1999 as compared to 55.84% in the first nine months of 1998. Intangible asset amortization was $196,152 in 1999 as compared to $177,152 in the first nine months of 1998.

                             FIRST M & F CORPORATION


Income Taxes
------------

Income taxes for 1999 were $125,491 more than in the first nine months of 1998, reflecting effective tax rates of 25.11% for the first nine months of 1999 and 24.96% for the first nine months of 1998. This increase in expense was caused primarily by increases in pre-tax earnings.

Assets/Liabilities
------------------

Assets grew by 4.79% from December 31, 1998 and by 6.58% from September 30, 1998. Much of this increase has been driven by loan growth. Loans grew by 12.65% in the first nine months of 1999 as investments grew by 3.19%. The competition for loans has been very strong in many of the Company's markets.
 Deposit growth and increased borrowings have provided the funding for the 1999 loan growth. Loans as a percentage of assets were 63.43% at September 30, 1999 and 59.09% at September 30, 1998.

The Company occupied a new branch building in Clinton in the second quarter of 1999. Also, an office building in Madison was completed in the third quarter with the newly acquired insurance agencies establishing a presence there. These expansions should provide additional earning assets as well as opportunities for fee income. In the third quarter, the Company completed construction of a new branch in Ackerman which replaced the formerly rented location.

Equity
------

The Company's regulatory capital ratios at September 30, 1999, as shown below are in excess of the minimum requirements and qualify the institution as "well capitalized" under the risk-based capital regulations.

                                                             ($ in Thousands)
                                                             ----------------
  Tier 1 capital                                                $  62,292
  Tier 2 capital element                                            6,256
                                                                   ------

            Total qualifying capital                            $  68,548
                                                                   ======

  Risk weighted assets                                          $ 500,505
                                                                  =======

  Total qualifying capital/risk weighted assets                     13.70%
                                                                    =====

  Leverage ratio                                                     8.50%
                                                                     ====

The dividend payout ratio for the first nine months of 1999 was 43.86% based upon a dividend of $.75 per share. The book value of the stock at September 30, 1999 was $17.00, with a traded market value of $31.69 per share.

                             FIRST M & F CORPORATION


Year 2000
---------

The Company has established a task-force to review all computer based systems and applications to ensure proper functioning in the year 2000. The plan has been approved by the Board of Directors, and management believes that implementation will not materially effect operations in the future. Management has estimated the costs of year 2000 compliance, including direct and indirect costs, to be approximately $50,000 to $100,000. The Company has successfully completed the first four phases of a five phase year 2000 plan. The fifth phase, the implementation phase, was completed in October, 1999.

                             FIRST M & F CORPORATION


Item 3 - Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

Market risk reflects the risk of economic los resulting rom changes in interest rates and market prices. This risk of loss can be reflected in either reduced potential net interest income in future periods or diminished market values of financial assets.

The Company's market risk arises primarily from interest rate risk, which the asset/liability management committee monitors and manages on a monthly basis. The committee manages the interest rate risks inherent in the loan, investment, deposit and borrowing portfolios of the Company. The asset/liability management committee determines the risk profile of the Company and determines strategies to maintain interest rate sensitivity at a low level. As of September 30, the Company was in a risk neutral position.

The Company has off balance sheet risks to the extent that it has made lending or investment purchase commitments. Total outstanding, unused loan commitments were $45.19 million with $7.31 million of these commitments maturing in over one year. The Company monitors these commitments with respect to credit quality as well as funding-related risks.

                             FIRST M & F CORPORATION


                           PART II: OTHER INFORMATION

Item 1 - Legal Proceedings
--------------------------

No new legal proceedings occurred in the third quarter of 1999.


Item 2 - Changes in Securities
------------------------------

None


Item 3 - Defaults Upon Senior Securities
----------------------------------------

None


Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

A special shareholders' meeting was held on October 15, 1999. The shareholders approved the plan to acquire Community Federal Bancorp, Inc. of Tupelo, Mississippi. The details of the merger plan are outlined in the Company's S-4 registration statement filed on September 7, 1999.


Item 5 - Other Information
--------------------------

None


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibit 11 - Statement of computation of earnings per share

(b) A Form 8-K was filed on July 14, 1999, reporting the signing of a definitive merger agreement whereby the Company would acquire Community Federal Bancorp, Inc., Tupelo, Mississippi. A Form 8-K was filed on October 21, 1999, reporting the approval of a merger by First M & F Corporation's shareholders and Community Federal Bancorp's shareholders.

                             FIRST M & F CORPORATION


Exhibit 11 - Computation of Earnings Per Share
----------------------------------------------

                                                      Three Months Ended
                                                        September 30,
                                                   ------------------------
                                                      1999          1998
                                                      ----          ----

Net income                                         $ 2,103,445  $ 1,966,075
                                                     =========    =========

Weighted average shares outstanding                  3,708,974    3,637,870
Add dilutive effect of outstanding options                 680            -
                                                     ---------    ---------
      Adjusted dilutive shares outstanding           3,709,654    3,637,870
                                                     =========    =========

Earnings per share:
  Basic                                                  $ .57        $ .54
  Diluted                                                  .57          .54
                                                           ===          ===

                                                      Nine Months Ended
                                                        September 30,
                                                   ------------------------
                                                      1999          1998
                                                      ----          ----

Net income                                         $ 6,279,314  $ 5,953,001
                                                     =========    =========

Weighted average shares outstanding                  3,663,097    3,637,870
Add dilutive effect of outstanding options                  33            -
                                                     ---------    ---------
      Adjusted dilutive shares outstanding           3,663,130    3,637,870
                                                     =========    =========

Earnings per share:
  Basic                                                 $ 1.71       $ 1.64
  Diluted                                                 1.71         1.64
                                                          ====         ====

                             FIRST M & F CORPORATION


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


FIRST M & F CORPORATION
-----------------------
     (Registrant)




DATE: November 15, 1999                 /s/ Hugh S. Potts, Jr.
                                        ------------------------
                                        Hugh S. Potts, Jr.
                                        Chairman and Chief Executive Officer



DATE: November 15, 1999                 /s/ Robert C. Thompson, III
                                        ---------------------------
                                        Robert C. Thompson, III
                                        Executive Vice President and Treasurer