Form 10-K
period 1999-12-31
FIRST M&F CORP/MS
filed 2000-03-30
CIK 320387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF          1934

For the fiscal year ended December 31, 1999

or

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT          OF 1934

For the transition period from _________ to __________

Commission file number 0-09424
                                                                   FIRST M&F CORPORATION
                                        ----------------------------------------------------------------------------
                                                       (Name of Small Business Issuer in Its Charter)

                        MISSISSIPPI                                                                      64-0636653
  -----------------------------------------------------------------      ---------------------------------------------------------
            (State or Other Jurisdiction of                                            (I.R.S. Employer Identification Number)
            Incorporation or Organization)

 221 East Washington Street, Kosciusko, Mississippi                                                           39090
-----------------------------------------------------------------       -----------------------------------------------------------
       (Address of principal executive offices)                                                             (Zip Code)

Issuer's Telephone Number:                               662-289-5121
                                             ------------------------------------------

Securities registered under Section 12(b) of the Exchange Act:

                                                                                                  Name of Each Exchange on
                Title of Each Class                                                                   Which Registered
                -------------------                                                                   ----------------
                        None                                                                                 None

Securities registered pursuant to section 12(g) of the Act:

                                                                                                   Name of Each Exchange on
                Title of Each Class                                                                     Which Registered
                -------------------                                                                     ----------------
            Common Stock, $5 par value                                                                        None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES    [X]    NO    [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     based on bid price for shares on February 25, 2000, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $74,881,312.00.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

               Class                                                                      Outstanding at February 25, 2000
               -----                                                                      --------------------------------
Common stock ($5.00 par value)                                                                     4,665,984  Shares

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the following documents are incorporated by reference to Parts III of the Form 10-K report: Proxy Statement dated March 15, 2000.

II-2

                                                                   CROSS REFERENCE INDEX

                                                                                                                    Page
PART I

PART II

Item 5           Market for the Registrant's Common Equity and Related Stockholder Matters.........................II-13
Item 6           Selected Financial Data...........................................................................II-14
Item 7           Management's Discussion and Analysis of Financial Condition and Results of
                 Operations........................................................................................II-15
Item 8           Financial Statements and Supplementary Data.......................................................II-21
Item 9           Changes In and Disagreements with Accountants on Accounting and
                 Financial Disclosure..............................................................................II-52

PART III

Item 10          Directors and Executive Officers of the Registrant................................................II-52
Item 11          Executive Compensation............................................................................II-52
Item 12          Security Ownership of Certain Beneficial Owners and Management....................................II-52
Item 13          Certain Relationships and Related Transactions....................................................II-52

Part IV

Item 14          Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................................II-52
------------
* Information called for by Part III (Items 10 through 13) is incorporated by reference to the Registrant's
Proxy Statement dated March 15, 2000.

BUSINESS

General

      First M & F Corporation (the Company) is a one-bank holding company chartered and organized under Mississippi laws in 1979. The Company engages exclusively in the banking business through its wholly-owned subsidiary, Merchants and Farmers Bank of Kosciusko (the Bank).

     The Bank was chartered and organized under the laws of the State of Mississippi in 1890, and accounts for substantially all of the total assets and revenues of the Company. The Bank is the fifth largest bank in the state, having total assets of approximately $1.02 billion at December 31, 1999. The Bank offers a complete range of commercial and consumer services its main office and two branches in Kosciusko and its branches within central Mississippi, including Ackerman, Bruce, Brandon, Canton, Cleveland, Clinton, Durant, Grenada, Lena, Madison, Oxford, Pearl, Philadelphia, Puckett, Ridgeland, Starkville, Tupelo, and Weir, Mississippi.

      The Bank has seven wholly-owned subsidiaries, M & F Financial Services, Inc., which operates one finance company office, First M & F Insurance Company, Inc., a credit life insurance company, M & F Insurance Agency, Inc., a general insurance agency, Tyler, King & Ryder, Inc., a general insurance agency, Reynolds Insurance & Real Estate Agency, Inc., a general insurance agency, Insurance Services, Inc., a general insurance agency, and Merchants and Farmers Bank Securities Corporation, a real estate property management company.

      The Company's primary means of growth over the past several years has been an aggressive lending program funded by exceptional deposit growth. Additionally, the Company acquired the deposits of several locations from the Resolution Trust Corporation from 1990 to 1994. Effective with the close of business on December 31, 1995, the Company merged with Farmers and Merchants Bank of Bruce, Mississippi. This merger involved the exchange of 450,000 shares of the Company's common stock for all of the issued and outstanding shares of Farmers and Merchant's Bank and has been accounted for as a pooling of interests. Farmers and Merchants had total assets of $32 million at December 31, 1995. Effective with the close of business on December 31, 1998, the Company merged with First Bolivar Corporation of Cleveland, Mississippi. This merger involved the exchange of 243,214 shares of the Company's common stock for all of the issued and outstanding shares of First Bolivar and has been accounted for as a pooling of interests. First Bolivar's banking subsidiary, First National Bank of Bolivar County, was also merged with the Bank. First Bolivar and subsidiary had total consolidated assets of $46 million at December 31, 1998. Effective with the close of business on November 19, 1999, the Company merged with Community Federal Bancorp, Inc. of Tupelo, Mississippi. This merger involved the exchange of 1,217,567 shares of the Company's common stock and approximately $37,750,000 in cash for all of the issued and outstanding shares of Community Federal Bancorp and has been accounted for as a purchase transaction. Community Federal Bancorp's banking subsidiary, Community Federal Bank, was also merged with the Bank.

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

      As of February 25, 2000, the Company and its subsidiary employed 402 full-time equivalent employees.

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

      The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among depository institutions and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

     The minimum guideline for the total capital to risk-weighted assets, including certain off-balance sheet items such as standby letters of credit ("total capital ratio") is 8.0 percent. At least half of total capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 capital"). The remainder may consist of subordinated debt, other preferred stock, a limited amount of loan loss reserves, and unrealized gains on equity securities subject to limitations ("Tier 2 capital"). At December 31, 1999, First M & F Corp and M&F

     Bank were in compliance with the total capital ratio and the Tier 1 capital ratio requirements. Note 18 of the Notes to Consolidated Financial Statements presents First M & F Corp's and M&F Bank's capital ratios.

Deposit Insurance Assessments

      The deposits of M&F Bank are insured by the FDIC up to the limits set forth under applicable law. A majority of the deposits of M&F Bank are subject to the deposit insurance assessments of the Bank Insurance Fund ("BIF") of the FDIC. However, a portion of the Bank's deposits, relating to a savings association acquisition, are subject to assessments imposed by the Savings Association Insurance Fund ("SAIF") of the FDIC. The FDIC equalized the assessment rates for BIF-insured and SAIF-insured deposits effective January 1, 1997. The assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. Legislation was enacted in 1996 requiring both SAIF-insured and BIF-insured deposits to pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO"). The FDIC is currently assessing, effective for the first quarter of 2000, BIF-insured deposits totaling an additional 1.22 basis points per $100 of deposits, and SAIF-insured deposits an additional 6.10 basis points per $100 of deposits, to cover those obligations.

STATISTICAL DISCLOSURE

     The statistical disclosures for the Company are contained in Tables 1 through 13.

TABLE 1
COMPARATIVE AVERAGE BALANCES - YIELDS AND RATES

     The tables below shows the average balances for all assets and liabilities for the Company at each year-end for the past three years, the interest income or expense associated with these assets and liabilities and the computed yields or rates for each (in thousands of dollars):

                                                         1999                                1998                           1997
                                          ----------------------------- ----------------------------- ---------------------------
                                              Average            Yield/    Average             Yield/    Average           Yield/
                                              Balance   Interest  Cost    Balance   Interest    Cost    Balance Interest    Cost
                                          ----------------------------- ----------------------------- ---------------------------
Interest bearing bank balances                  4,407       238   5.39%      6,727        403   5.99%      3,378      192   5.68%
Federal funds sold                              5,969       297   4.98%     15,787        871   5.51%     11,245      627   5.57%
Taxable investments                           167,945    10,197   6.07%    145,147      8,582   5.91%    135,230    8,419   6.23%
Tax-exempt investments                         63,541     4,816   7.58%     59,968      4,650   7.75%     44,458    3,401   7.65%
Loans                                         457,023    40,337   8.83%    393,894     36,789   9.34%    365,252   35,163   9.63%
                                          ------------------------------ --------------------------------------------------------
   Total earning assets                       698,885    55,885   8.00%    621,523     51,295   8.25%    559,563   47,802   8.54%
Nonearning assets                              60,699                       50,528                        43,570
                                          -----------                   ----------                    ----------
   Total average assets                       759,584                      672,051                       603,133

NOW, MMDA & Savings                       293,491     9,299   3.17%    263,459      9,499   3.61%    218,428    7,897   3.62%
Certificates of deposit                       283,821    14,391   5.07%    263,459     14,304   5.43%    254,820   13,764   5.40%
Short-term borrowings                           3,606       165   4.57%        452         22   4.87%        264       17   6.44%
Other borrowings                               25,109     1,355   5.40%      9,423        566   6.00%      7,302      507   6.94%
                                          ----------------------------- ----------------------------------------------------------
   Total interest bearing liabilities         606,027    25,210   4.16%    536,793     24,391   4.54%    480,814   22,185   4.61%
Noninterest bearing deposits                   78,335                       69,577                        60,688
Noninterest bearing liabilities                 8,219                        5,041                         6,623
Capital                                        67,003                       60,640                        55,008
                                          -----------                   ----------                    ----------
   Total average liabilities and equity       759,584                      672,051                       603,133
Net interest margin                                      30,675   4.39%                26,904   4.33%              25,617   4.58%
Less tax equivalent adjustment
   Investments                                            1,796                         1,735                       1,157
   Loans                                                    224                           261                         195
                                                     ----------                   -----------                   ---------
Reported net interest margin                             28,655   4.10%                24,908   4.01%              24,265   4.34%

Tax equivalent adjustments for 1999 and 1998 were made using a blended Federal/State rate of 37.3%. Tax equivalent adjustment for 1997 was made using a 34% Federal rate.

TABLE 2
VOLUME AND YIELD/RATE VARIANCE ANALYSIS

     The volume and yield/rate tables shown below reflects the change from year to year for each component of the net interest margin classified into those occurring as a result of changes in volume and those resulting from yield/rate changes on a tax equivalent basis (in thousands):

                                                 1999 Compared To 1998                              1998 Compared To 1997
                                               Increase (Decrease) Due To                        Increase (Decrease) Due To

                                                         Yield/                                       Yield/
                                           Volume         Cost      Net              Volume           Cost                   Net
                                       ------------------------------------------- ------------------------------------------------
Interest earned on:
Interest bearing bank balances             (128)           (37)      (165)              200             11                   211
Federal funds sold                         (497)           (77)      (574)              250             (6)                  244
Taxable investments                       1,379            236      1,615               519           (356)                  163
Tax-exempt investments                      267           (101)       166             1,202             47                 1,249
Loans                                     5,403         (1,855)     3,548             2,624           (998)                1,626
                                         ------         -------    -------           -------        ---------             -------
   Total earning assets                   6,424         (1,834)     4,590             4,795         (1,302)                3,493

Interest paid on:
NOW, MMDA & Savings                   3,149          (3,349)     (200)            1,623             (21)               1,602
Certificates of deposit                     600            (513)       87               468              72                  540
Short-term borrowings                       144              (1)      143                 8              (3)                   5
Other borrowings                            840             (51)      789               110             (51)                  59
                                         ------          -------   ------            ------          -------              ------
   Total interest bearing liabilities     4,733          (3,914)      819             2,209              (3)               2,206
   Change in net interest income          _____           ______    _____            ______           _____                _____
     on a tax-equivalent basis            1,691           2,080     3,771             2,586          (1,299)               1,287

II7

TABLE 3
SECURITIES AVAILABLE FOR SALE AND SECURITIES HELD TO MATURITY

     The table below indicates amortized cost of securities available for sale and securities held to maturity by type at year-end for each of the last three years (in thousands):

                                                                                         Amortized Cost of Securities
                                                                                                 December 31
                                                                                     1999             1998              1997
                                                                         ----------------------------------------------------
Securities Available For Sale
U.S. Treasury                                                                        9,037           17,541           23,575
Government agencies                                                                 27,541           25,412           26,085
Mortgage-backed securities                                                         176,211           91,154           55,060
Obligations of states and political subdivisions                                    63,746           68,665           17,165
Other securities                                                                    30,182            5,022            4,922
                                                                         ----------------------------------------------------
Total securities available for sale                                                306,717          207,794          126,807

Securities Held To Maturity
U.S. Treasury                                                                            0                0            1,050
Government agencies                                                                      0                0           11,018
Mortgage backed securities                                                               0                0           13,094
Obligations of states and political subdivisions                                         0                0           33,623
Other securities                                                                         0                0                0
                                                                         ----------------------------------------------------
Total securities available for sale                                                      0                0           58,785

TABLE 4
MATURITY DISTRIBUTION AND YIELDS OF SECURITIES AVAILABLE FOR SALE AND SECURITIES HELD TO MATURITY

The following table details the maturities and weighted average tax equivalent yield for each range of maturities of securities available for sale at December 31, 1999 (in thousands of dollars):

                                                                   After One
                                                  Within           But Within        After Five
                                                    One               Five            But Within            Over
                                                   Year    Yield     Years     Yield  Ten Years   Yield  Ten Years  Yield     Total
                                                -----------------------------------------------------------------------------------
Securities Available For Sale
U.S. Treasury                                     6,007    6.05%      3,030    5.58%         0     0.00%         0  0.00%     9,037
Government agencies                              18,932    5.84%      6,070    6.01%     2.541     5.91%         0  0.00%    27,543
Mortgage-backed securities                       26,504    6.24%     71,394    6.34%    34,613     6.34%    43,700  6.38%   176,211
Obligations of states and political subdivisions  5,605    7.75%     30,829    7.85%    26,936     7.30%       375  6.29%    63,745
Other debt securities                               460    6.81%        909    6.33%     1,596     6.68%         0  0.00%     2,965
                                                ------------------------------ ----------------------------------------------------
Total securities available for sale              57,508    6.24%    112,232    6.71%    65,686     6.73%    44,075  6.38%   279,501
Equity securities                                                                                                            27,216
                                                                                                                             ------
                                                                                                                            306,717

     Tax equivalent adjustments for 1999 and 1998 were made using a blended Federal/State rate of 37.3%. Tax equivalent adjustments for 1997 were made using a 34% Federal rate.

     Non mortgage backed securities are categorized in the earlier of their maturity dates or their call dates. Mortgage backed securities are distributed based upon their estimated average lives.

TABLE 5
COMPOSITION OF THE LOAN PORTFOLIO

     The table below shows the carrying value of the loan portfolio at the end of each year for the last five years (in thousands):

                                          1999              1998             1997             1996              1995
                                        ----------------------------------------------------------------------------
Commercial, financial and agricultural    68,521           55,177           54,044           47,861           41,050
Residential real estate                  250,875          121,885          106,439           94,187           81,704
Non-residential real estate              172,982          142,027          124,369          116,337          100,204
Consumer loans                           116,543           95,040           91,035          100,117           84,907
Lease financing                               29               55               19              137              271
                                        ----------------------------------------------------------------------------
   Total loans                           608,950          414,184          375,906          358,639          308,136

TABLE 6
LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

     The table below shows the amounts of loans in several categories at December 31, 1999, along with the schedule of repayments of principal in the periods indicated (in thousands):

Maturity distribution of loans at December 31, 1999.
                                                  Within              One to Five           After Five
                                                 One Year                Years                 Years                 Total
                                                -------------------------------------------------------------------------------
Commercial and real estate loans                  136,386               229,959               126,062               492,407
Consumer loans                                     53,041                58,356                 5,146               116,543
                                                -------------------------------------------------------------------------------
   Total loans                                    189,427               288,315               131,208               608,950
Rate sensitivity of loans at December 31, 1999.
                                                One to Five           After Five
                                                   Years                 Years                 Total
                                                -----------------------------------------------------------
Fixed rate loans                                   248,773                73,442               322,215
Floating rate loans                                 39,542                57,766                97,308
                                                ----------------------------------------------------------
                                                   288,315               131,208               419,523

TABLE 7
NONPERFORMING ASSETS AND PAST DUE LOANS

     The table below shows the Company's nonperforming assets and past due loans at the end of each of the last five years (in thousands):

                                                1999             1998             1997              1996             1995
                                          --------------------------------------------------- ---------------- ----------------
Nonaccrual loans                                2,072              852              328              206               84
Restructured loans                                  0                0                0                0                0
                                          --------------------------------------------------- ---------------- ----------------
   Total nonperforming loans                    2,072              852              328              206               84
Other real estate owned                         1,150            1,123              843              724              148
                                          --------------------------------------------------- ---------------- ----------------
   Total nonperforming assets                   3,222            1,975            1,171              930              232
Accruing loans past due 90 days or more         1,069            1,155            1,149              968              707
                                          --------------------------------------------------- ---------------- ----------------
   Total nonperforming assets and loans         4,291            3,130            2,320            1,898              939

     Interest which would have been accrued on nonaccrual loans had they been in compliance with their original terms and conditions is immaterial.

     At December 31, 1999, the Company did not have any concentration of loans greater than ten percent of total loans except those shown in Table 5.

     It is the Company's policy that interest not be accrued on any loan for which payment in full of interest and principal is not expected, on any loan which is seriously delinquent unless the obligation is both well secured and in the process of collection, or on any loan that is maintained on a cash basis. At December 31, 1999, the Company had no loans about which Management had serious doubts as to their collectibility other than those disclosed above.

TABLE 8
ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

     The table below summarizes the Company's loan loss experience for each of the last five years (in thousands):

                                                   1999              1998             1997             1996             1995
                                                 ----------------- ---------------- -------------- ---------------  -----------
Balance at beginning of year                       5,835            5,315             4,610            4,373            3,449
Adjustment for sale of finance company office          0                0               (77)               0                0
Adjustment for purchase acquisition                  866
Charge offs
     Commercial, financial and agricultural         (134)            (188)             (365)            (235)            (117)
     Real estate                                    (347)            (451)             (185)            (174)             (53)
     Consumer                                     (1,612)          (1,380)             (914)            (743)            (709)
                                                 ----------------- ---------------- -------------- --------------- -------------
        Total                                     (2,093)          (2,019)           (1,464)          (1,152)            (879)
Recoveries
     Commercial, financial and agricultural           46               52                23               13               18
     Real estate                                      51               93                23               14              106
     Consumer                                        540              429               138              129              124
                                                 ----------------- ---------------- -------------- ---------------  -----------
        Total                                        637              574               184              156              248
                                                 ----------------- ---------------- -------------- ---------------- -----------
Net charge offs                                   (1,456)          (1,445)           (1,280)            (996)            (631)
Provision for loan losses                          2,384            1,965             2,062            1,233            1,555
                                                 ----------------- ---------------- -------------- ---------------- -----------
Balance at end of year                             7,629            5,835             5,315            4,610            4,373

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

TABLE 9
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

     The table below is a summary of the allocation categories used by the Company for its allowance for loan loss at December 31, 1999. These allocations are determined by internal formulas based upon an analysis of the various types of risk associated with the loan portfolio (in thousands):

General reserves for past due and other
     classified loans                                                           2,207
General reserves of finance
     company portfolio                                                             29
Other general reserves                                                          4,518
                                                                               ------
     Total reserve for loan losses                                              6,754

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

     Allowances for consumer loans are determined through an analysis of past due status, legal efforts to establish repayment schedules for bankruptcies, charge-off trends, collateral value, and general economic conditions. Commercial and real estate loans are evaluated through a “watch loan” methodology which assigns risk ratings based upon a financial analysis of the borrower’s ability to provide sufficient cash flows, collateral value and liquidity, and past due status. Allowances are also provided based upon economic trends that may affect specific borrowers or industries, trends in past due statistics, and migration analysis of historical charge-offs.

TABLE 10
TIME DEPOSITS OF $100,000 OR MORE

     The table below shows maturities of outstanding time deposits of $100,000 or more at December 31, 1999 (in thousands):

            Three months or less                                                $ 44,029
            Over three months through twelve months                               72,084
            Over one year through three years                                     11,918
            Over three years                                                       2,212
                                                                                --------
                        Total                                                    130,243

TABLE 11
SELECTED RATIOS

     The following table reflects ratios for the Company for the last three years:

                                                                   1999                   1998                 1997
                                                                -----------------------------------------------------
Return on average assets                                          1.08%                  1.17%                1.35%
Return on average equity                                         12.19%                 12.93%               14.81%
Dividend payout ratio                                            46.30%                 44.44%               39.29%
Equity to assets ratio                                            8.82%                  9.02%                9.12%

TABLE 12
SHORT-TERM BORROWINGS

The table below presents certain information regarding the Company's short-term borrowings for each of the last three years (in thousands of dollars):

                                                                 -----------------------------------------------------
Outstanding at end of period                                      12,298                  829                  0
Maximum outstanding at any                                        21,096                2,384                  0
   month-end during the period
Average outstanding during the                                     3,606                  452                264
   period
Interest paid                                                        165                   22                 17
Weighted average rate during each                                   4.57%                4.87%              6.44%
   period

PROPERTIES

      The Bank's main office, located at 221 East Jefferson Street, Kosciusko, Mississippi, is a two story, brick building with drive-up facilities. The Bank owns its main office building and 31 of its branch facilities. The remaining facilities are occupied under lease agreements, terms of which range from month to month to five years. It is anticipated that all leases will be renewed.

LEGAL PROCEEDING

      The Bank is involved in various legal matters and claims which are being defended and handled in the ordinary course of business. None of these matters are expected, in the opinion of Management, to have a material adverse effect on the financial position or results of operations of the Bank or the Company.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On October 15, 1999, a special meeting of shareholders was held to approve the proposed merger with Community Federal Bancorp with and into the Company. The merger was approved by a vote of 2,683,580 for the merger, 0 against, and 1,125 withheld (including 1,125 abstentions and 0 broker non- votes).

MARKET FOR THE REGISTRANT'S COMMON STOCK
AND RELATED STOCKHOLDER MATTERS

      Effective September 1, 1996, the Company's common stock was listed with the National Association of Securities Dealers, Inc. Automated Quotation National Market System (NASDAQ) and became subject to trading and reporting over the counter with most securities dealers.

      At February 25, 2000, there were 1,528 shareholders of record of the Company's common stock. On February 25, 2000, the Company's stock closed at $22.25 per share.

                                 Stock and Dividend Performance

                                  1999                   1998                   1997                  1996             1995
                                --------               --------              ---------             --------         -------

Price/earnings ratio             13.89x                 16.67x                 17.86x               13.81x            12.22x

Price/book value ratio            1.55x                  2.06x                  2.52x                2.02x             1.69x
Book value/share                 $19.41                 $17.45                 $15.85               $14.35            $13.05
Dividend payout ratio             46.3%                  44.4%                  39.3%                35.7%             34.4%
Historical dividend yield          2.8%                   2.4%                   2.4%                 2.8%              3.3%

                                                               Quarterly Closing Common Stock
                                                              Price Ranges and Dividends Paid

                      First                         Second                          Third                          Fourth
1999:
-------------------------------------------------------------------------------------------------------------------------
High                 $39.00                         $33.50                          $36.00                         $32.31
Low                   31.75                          29.38                           30.00                          28.75
Close                 32.00                          30.25                           31.69                          30.00
Dividend                .25                            .25                             .25                            .25
--------------------------------------------------------------------------------------------------------------------------
1998:
High                 $45.00                         $48.00                          $44.50                         $37.00
Low                   37.75                          42.00                           33.50                          31.00
Close                 44.00                          43.00                           35.50                          36.00
Dividend                .24                            .24                             .24                            .24

      During 1999, the Company completed two unregistered offerings of securities, each of which involved an exchange of the Company's common stock in return for common stock of the company which was being acquired. Each offering was exempt from registration with the Securities and Exchange Commission pursuant to Regulation D. On September 21, 1999, the Company issued 69,997 shares of common stock in return for all of the outstanding stock of Tyler, King & Ryder, Inc. to Wayne E. Heilbronner, James A. Tyler, Charles D. King, Daniel N. Ryder, and Calvin E. Robertson. On December 20, 1999, the Company issued 18,970 shares of common stock in return for all of the outstanding stock of Reynolds Insurance & Real Estate, Inc. to William L. Polk.

SELECTED FINANCIAL DATA

First M&F Corporation And
Subsidiary

(Thousands, except per share data)              1999           1998                  1997                1996               1995
-----------------------------------------------------------------------------------------------------------------------------------
EARNINGS
Interest income                               $53,865        $49,299             $46,450              $44,037              $39,723
Interest expense                               25,210         24,391              22,185               21,007               18,739
                                          -----------------------------------------------------------------------------------------
Net interest income                            28,655         24,908              24,265               23,030               20,984
Provision for loan losses                       2,384          1,965               2,062                1,233                1,555
Noninterest income                              8,243          6,212               5,651                4,765                4,513
Noninterest expense                            23,343         18,718              16,416               16,063               15,557
Income taxes                                    3,005          2,595               3,292                2,876                2,006
                                          -----------------------------------------------------------------------------------------
Net income                                     $8,166         $7,842              $8,146               $7,623               $6,379
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income, taxable equivalent       $30,675        $26,904             $25,616              $24,278              $22,273
-----------------------------------------------------------------------------------------------------------------------------------
Cash dividends paid                            $3,920         $3,259              $2,987               $2,545               $2,031
-----------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE
Net income                                      $2.16          $2.16               $2.24                $2.10                $1.80
Cash dividends paid                              1.00            .96                 .88                  .75                  .62
Book value                                      19.41          17.45               15.85                14.35                13.05
Closing stock price                             30.00          36.00               40.00                29.00                22.00
SELECTED AVERAGE BALANCES
Assets                                       $759,584       $672,051            $603,133             $566,276             $517,779
Earning assets                                697,667        623,025             560,380              527,822              483,182
Loans                                         457,023        393,894             365,252              331,969              290,595
Investments                                   230,268        206,617             179,598              176,980              177,226
Total deposits                                655,647        596,495             533,937              481,672              397,021
Equity                                         67,003         60,640              55,008               49,783               42,272
SELECTED YEAR-END BALANCES
Assets                                     $1,023,037       $702,006            $621,458             $563,677             $544,190
Earning assets                                925,995        650,165             576,715              525,067              509,073
Loans                                         608,950        414,184             375,906              358,639              308,136
Investments                                   299,534        210,646             186,507              165,778              195,423
Core deposits                                 659,698        561,003             484,159              440,963              387,749
Total deposits                                789,941        625,398             543,006              496,793              437,270
Equity                                         90,677         63,512              57,646               52,211               47,429
SELECTED RATIOS
Return on average assets                        1.08%          1.17%               1.35%                1.35%                1.23%
Return on average equity                       12.19%         12.93%              14.81%               15.31%               15.09%
Average equity to average assets                8.82%          9.02%               9.12%                8.79%                8.16%
Dividend payout ratio                          46.30%         44.44%              39.29%               35.71%               34.44%
Price to earnings (x)                          13.89x         16.67x              17.86x               13.81x               12.22x
Price to book (x)                               1.55x          2.06x               2.52x                2.02x                1.69x

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First M & F Corporation and Subsidiary

FINANCIAL CONDITION

      The purpose of this discussion is to focus on significant changes in financial condition and results of operations of the Company and its banking subsidiary during the past three years. The discussion and analysis is intended to supplement and highlight information contained in the accompanying consolidated financial statements and selected financial data presented elsewhere in this report and in the enclosed Financial Summary - First M & F Corporation and Subsidiary.

Summary

      Net income for 1998 was $8,165,767, or $2.16 per share as compared to $7,842,267, or $2.16 per share in 1998. Net income for 1998 was down by 3.7% from net income in 1997 of $8,146,481, or $2.24 per share. Income tax expense increased from 1998 to 1999 due to an increase in the effective tax rate to 26.9% in 1999 from 24.9% in 1998.

      During 1999, the Company added a new office building in Madison. This building houses trust, brokerage, insurance agency, mortgage and commercial lending operations. The acquisition of Community Federal Bancorp in Tupelo added 3 locations in Tupelo and approximately $294 million in assets to the Company. This acquisition brought an increase of approximately $142 million in loans and deposits. The Tyler, King & Ryder insurance agency in Kosciusko was acquired in September, 1999. This brought 4 insurance agency locations into the First M&F operations. A de nova agency office was established in the new Madison building in November, 1999. In December, 1999, the Reynolds Insurance and Real Estate Agency and Starkville Insurance, Inc., both of Starkville, were acquired.

      During 1998, the Company added 4 locations; 1 in Oxford, 1 in Grenada, 1 de nova expansion into a new market in Southaven and 1 by acquisition in Cleveland. The 1998 Cleveland acquisition added approximately $45 million in assets to the Company.

      Total assets grew by 45.7% in 1999 to end the year at $1.023 billion. Total assets grew by 13.0% in 1998 and by 10.3% in 1997. The compounded annual growth rate for total assets for the last five (5) years was 16.3%, while the compounded growth rate for deposits was 15.2%. Net income grew at a compounded annual rate of 10.9% over the five (5) year period ending in 1999.

Earning Assets

      The average earning asset mix for 1999 was 65.4% in loans, 33.1% in investments, and 1.5% in short-term funds. The average earning asset mix for 1998 was 63.2% in loans, 33.2% in investments, and 3.6% in short-term funds. For 1997, the average earning asset mix was 65.2% in loans, 32.1% in investments, and 2.7% in short-term funds. For 1996, the average earning asset mix was 62.9% in loans, 33.5% in investments, and 3.6% in short-term funds. This mix has changed as deposit growth has exceeded loan growth in dollars until 1999. The following table shows the volume changes in loans and deposits over the last four years, excluding the effect of the Community Federal acquisition.

                                                        1999              1998               1997               1996
                                                      ---------         ---------          ---------          --------
Net increase in loans                                  $52,299           $38,278            $17,267            $50,503
Net increase in deposits                                22,832            82,392             46,793             59,523
Ratio of loan growth to deposit growth                   229.1%             46.5%              36.9%              84.8%

      Deposit growth remained strong through 1998. The weak growth in 1999 was due to a much more competitive environment and to some disintermediation, as rates began to increase and deposits moved to annuity products and mutual funds. Loan growth strengthened in 1999, as market expansions and strong local economies improved loan demand. Loans grew by 47.0% (12.7% excluding the Community Federal acquisition) in 1999 and grew by 10.2% in 1998 while demand and competition for business and real estate loans became stronger. The Company's strategy for loan growth remains twofold: (1) continue steady growth at reasonable interest rates in current markets and (2) enter into new markets to provide for additional growth opportunities. Although the short-term effect of expansion on earnings is negative, management believes that this strategy creates the long-term shareholder value. The Company expects de nova expansions to provide positive net contributions to earnings within 3 to 5 years, and acquisitions to become accretive to earnings per share within 1 to 3 years.

Investment Securities

      The Company's investment portfolio grew by 42.2% in 1999 as compared to 12.9% in 1998 and 12.5% in 1997. The 1999 increase was attributable to the Community Federal acquisition, which brought an $88 million leverage portfolio of mortgage-backed securities, funded by Federal Home Loan Bank borrowings. The Company transferred all held-to-maturity securities into the available-for-sale category on October 1, 1998. This was done in order to provide more flexibility in managing the portfolio. Throughout 1999, the Company did not change its mix of Government, municipal, and mortgage-backed securities. However, the Community Federal acquisition did bring $88 million in mortgage-backed securities and $27 million in FNMA and FHLMC equity securities. The increase in mortgage-backed securities has lengthened the average life of the investment portfolio and will increase the amount of revenues subject to income taxes. As of December 31, 1999, municipal securities represented 20.9% of the investment portfolio as compared to 33.6% at December 31, 1998. In 1998, the Company reduced the U.S. Treasury and Agency portfolios in favor of mortgage-backed securities and municipal securities. During 1998, the interest rate environment favored municipal securities as tax-equivalent yields in the 5 to 15 year ranges exceeded other investment alternatives in those maturity terms. Mortgage-backed securities with 3 to 5 year average estimated maturities were purchased for their yields and liquidity.

      The investment portfolio grew significantly during 1997 as loan demand lagged and deposit growth continued at a strong pace. The growth was distributed through the investment portfolio, with all major investment types increasing.

Deposits and Borrowings

      Deposits grew at a healthy pace from 1996 through 1998, but experienced a 3.6% increase in 1999, excluding acquisitions. The largest increase in 1999 was in the certificate of deposit category where bonus-rate promotional programs were in place. Most of the 1998 increases were in savings accounts that were tied to Treasury rates. Interest rate decreases in 1998 made these types of savings accounts attractive. Rate increases during the latter half of 1999 caused a shift in funds flows toward certificates of deposit and other alternative liquid investments. The interest-bearing demand account increases in 1998 were primarily in public municipal funds that were contractually obligated. However, as these contracts have matured, the Company has not been an aggressive bidder to keep the more expensive contracts.

      Borrowings in 1999 increased from 1998 levels due to the strong loan growth and slower than expected deposit growth. The Company will use wholesale funding sources such as the Federal Home Loan Bank to provide the liquidity needed for loan growth. However, the long-term strategy of the Company is to primarily fund loan growth through deposit growth and through deposit accounts obtained through new lending relationships. Borrowings also increased due to the leverage program that was in place at Community Federal Bancorp. This program was designed to use the borrowing power provided by excess equity capital to invest in securities at a margin that would provide net interest earnings to enhance the Company's ROE. Borrowings decreased significantly in 1998 from 1997 after increasing significantly in 1997 from 1996. The changes were due to borrowings that were incurred at the end of 1997 to acquire approximately $10 million in GNMA securities. The Company used the borrowings to lock in a spread on the securities in an effort to leverage the equity of the Company and increase return on equity. As interest rates declined in 1998, and core deposit growth created excess liquidity, management decided to pay off the borrowings.

Liquidity and Interest Rate Sensitivity Management

      Liquidity is the ability of a bank to convert assets into cash and cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Company's ability to meet day-to-day cash flow requirements of customers, whether they wish to withdraw funds or to borrow funds to meet their capital needs. The Company instituted a program in 1998 to create savings sub-accounts for NOW account customers in order to take advantage of the lower reserve requirements for savings deposits as compared to the reserve requirements for transaction accounts. This change in customer accounts reduced reserve requirements by an average of approximately $4 million in 1998, providing investable funds to the Company. The increases in core deposits for 1996 through 1999 also provided much liquidity to the Company. During 1999 the Company retained more cash than normal due to contingencies and uncertainties related to the Year 2000 computer issue. Therefore, at the end of 1999 the Company was in an extremely liquid position.

      Cash to pay for the Community Federal acquisition was raised by selling securities rather than by borrowing funds. Therefore, the acquisition did not have any negative effect on liquidity.

      The Company instituted a stock repurchase program for up to 482 thousand shares in the third quarter of 1999 related to the Community Federal acquisition. As of December 31, 1999, the Company had repurchased 274 thousand shares at an average price of $31.11 per share. The Company used borrowings of approximately $8.5 million against its lines of credit at other commercial banks. The resulting debt from the program is expected to be paid off through dividends received by the Company from Merchants and Farmers Bank. The repurchase program is not expected to have a negative effect on liquidity.

      Interest rate sensitivity is a function of the repricing characteristics of the Company's portfolio of assets and liabilities. Interest rate sensitivity management focuses on repricing relationships of these assets and liabilities during periods of changing market interest rates. Management seeks to minimize the effect of interest rate movements on net interest income. The asset-liability management committee monitors the interest-sensitivity gap on a monthly basis. In 1999, the interest-sensitivity gap was maintained at a neutral to slightly negative position. Due to the longer-term nature of assets acquired in the Community Federal transaction, management has increased its one year repricing gap target to between +7.5% and -7.5% from its historical targets of between +5% and -5% of total assets.

Capital Resources

      Capital adequacy is continuously monitored by the Company to promote depositor and investor confidence and provide a solid foundation for future growth of the organization. The Company has continued to increase its dividend payout ratio, and ended 1999 with a ratio of 46.3%. The ratio of capital to assets stood at 8.9% at December 31, 1999, with risk-based capital ratios well in excess of the regulatory requirements. The Company issued approximately 1.2 million shares along with the $37.7 million in cash for Community Federal Bancorp in November, 1999. The use of the equity securities allowed the Company to maintain a strong capital position even while recording $15 million in intangible assets from the acquisition. The Company also has sufficient lines of credit at commercial banks to raise additional funds if needed. The Company's stock is publicly traded on NASDAQ, also providing an avenue for additional capital if it is needed.

RESULTS OF OPERATIONS

Net Interest Income

      Net interest income is the largest component of the Company's net income and represents income from interest earning assets less the cost of interest bearing liabilities. Net interest income was $28.7 million in 1999 compared to $24.9 million in 1998 and $24.3 million in 1997. The 15.3% increase in 1999 was due primarily to solid loan growth, stable investment yields, and lower average deposit costs than in 1998. The 3.8% increase for 1998 and 7.1% increase for 1997 were attributable to increases in volumes of earning assets. Loan yields decreased in 1999 due to competitive pressures. During 1998 earning asset yields decreased more than liability costs, and in 1999, liability costs decreased more than earning asset yields.

      During 1999 the Company experienced a change in earning asset mix with loans becoming a larger percentage of total earning assets. In 1998, loans as a percent of earning assets decreased from 1997. Management will continue to try to grow the loan component of earning assets as long as prudent opportunities are available.

Provision for Loan Losses

      During 1999 the Company's provision increased to $2.4 million from $2.0 million in 1998 and $2.0 million in 1997. The 1999 increase was due primarily to loan growth. Net charge-offs were $1.5 million in 1999 as compared to $1.4 million in 1998. Net charge-offs as a percentage of average loans were .32% in 1999 as compared to .37% in 1998. Nonaccrual loans as a percentage of total loans increased to .34% at the end of 1999 from .22% at the end of 1998. Management has a conservative approach to classifying loans internally for purposes of determining needed reserves. Due to the Community Federal acquisition, the percentage of reserves to total loans decreased to 1.25% at December 31, 1999 from 1.41% at December 31, 1998.

Noninterest Income

      Noninterest income for 1999 was $8.2 million as compared to $6.2 million in 1998 and $5.7 million in 1997. The increase for 1999 came primarily from insurance agency activities as the Company purchased three (3) independent insurance agencies during the year. The acquired agencies sell personal and commercial property, casualty, life and health insurance products. The Company believes that these new sources of revenues will strengthen the long-term earnings over different economic cycles. The agency earnings for 1999 also include $174 thousand in commissions on annuity sales through an agency that the Company started in 1998. In 1998 the Company began selling fixed annuities, and generated approximately $107 thousand in commission income. Included in other noninterest income for 1999 is approximately $456 thousand and for 1998 is approximately $402 thousand in increases in cash surrender value of insurance policies purchased by the Company in 1998. In 1998 the Company also had increased gains on the sale of investments as the interest rate environment provided certain opportunities to realize gains on Treasury and Agency securities and redeploy the proceeds into other investments.

Noninterest Expense

      Noninterest expense increased to $23.3 million in 1999 from $18.7 million in 1998 and $16.4 million in 1997.This increase was due to the Company's addition of an office building in Madison, the building of a new branch in Ackerman, expansion of the operations center in Kosciusko and acquisitions of Community Federal Bancorp and the three insurance agencies. The 1998 increases were due primarily to expansion efforts in Clinton, Grenada and Southaven. The addition of senior-level administrative positions, commercial lenders and business development personnel in the more urban markets and the expansion of technological and internet banking capabilities put pressure on noninterest expenses in 1999 and 1998. However, management expects these additions to be positive for the Company as it continues to grow and expand. The

II-18

Company also invested in additional mainframe computer equipment in 1998 as systems were evaluated and upgraded to allow for greater processing speed and capacity.

      Noninterest expenses as a percentage of average assets were 3.1% in 1999 as compared to 2.8% in 1998. The Company's efficiency ratio was 60.0% in 1999 as compared to 56.5% for 1998 and 52.5% for 1997.

Income Taxes

      The Company's effective tax rate was 26.9% in 1999, 24.9% in 1998, and 28.8% in 1997. The 1999 increase was due to the decrease in earnings from tax-exempt sources as a percentage of total revenues. The decrease in 1998 was due to increased investments in tax-exempt municipal securities as well as the increase in cash surrender value of insurance policies, which are not taxable.

Year 2000

      Monitoring and managing the Year 2000 project has resulted in additional direct and indirect costs. Direct costs include actual and potential charges by third party software vendors for product enhancements, costs involved in testing software products for Year 2000 compliance, and any resulting costs for developing and implementing contingency plans for critical software products that are not enhanced. Indirect costs consist primarily of employee time committed to testing Year 2000 compliance, determining the risks associated with customer and other third party computer systems, and the development and implementation of contingency plans. Part of this contingency planning relates to the assessment of risk to the Company's loan portfolio for the contingency of customer computer failures that would disrupt their operations and cause a failure to provide for timely collections of their receivables and payments of their debts. The Company went through two assessment cycles of its commercial customer base in 1999.

      The Company incurred direct and indirect costs of approximately $50 thousand for software purchases and enhancements, planning, testing, loan quality assessments, and customer education.

Report of Independent Certified Public Accountants

The Board of Directors and ShareholdersFirst
M & F Corporation
Kosciusko, Mississippi

     We have audited the accompanying consolidated statements of condition of First M & F Corporation and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First M & F Corporation and subsidiary as of December 31, 1999 and 1998, the results of their consolidated operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

/s/ Shearer, Taylor & Co., P.A.

Ridgeland, Mississippi
January 31, 2000

                                            Consolidated Statements of Condition
                                                December 31, 1999 and 1998
                                               (In Thousands, Except Share Data)

               Assets                                                  1999                         1998
               ------                                                  ----                         ----
Cash and due from banks                                           $    42,497                   $  22,807
Interest bearing bank balances                                         13,611                       6,486
Federal funds sold                                                      3,900                      18,850
Securities available for sale, amortized
  cost of $306,717 and $207,794                                       299,534                     210,646

Loans, net of unearned income                                         608,950                     414,184
  Allowance for possible loan losses                                   (7,629)                     (5,835)
                                                                  -----------                  ----------
          Net loans                                                   601,321                     408,349
                                                                  -----------                  ----------
Bank premises and equipment                                            18,781                      11,372
Accrued interest receivable                                             7,855                       6,489
Other assets                                                           35,538                      17,007
                                                                  -----------                   ---------
                                                                  $ 1,023,037                   $ 702,006
                                                                  ===========                   =========

     Liabilities and Stockholders' Equity
     ------------------------------------
Liabilities:
  Deposits                                                        $   789,941                   $ 625,398
  Short-term borrowings                                                12,298                         829
  Other borrowings                                                    121,251                       8,571
  Accrued interest payable                                              3,956                       2,706
  Other liabilities                                                     4,914                         991
                                                                   ----------                   ---------
          Total liabilities                                           932,360                     638,495
                                                                   ----------                   ---------
Stockholders' equity:
  Preferred stock:
    Class A; 1,000,000 shares authorized                                    -                           -
    Class B; 1,000,000 shares authorized                                    -                           -
  Common stock of $5.00 par value. 15,000,000
    shares authorized; 4,672,662 and 3,639,779
    shares issued                                                      23,363                      18,199
  Additional paid-in capital                                           34,845                      10,800
  Retained earnings                                                    36,969                      32,723
  Accumulated other comprehensive income - net
    unrealized gain (loss) on securities
    available for sale                                                 (4,500)                      1,789
                                                                   ----------                   ---------
          Net stockholders' equity                                     90,677                      63,511
                                                                   ----------                   ---------
                                                                  $ 1,023,037                   $ 702,006
                                                                  ===========                   =========

The accompanying notes are an integral part of these financial statements.

                                                                     FIRST M & F CORPORTION AND SUBSIDIARY
                                                                          Consolidated Statements of Income
                                                                    Years Ended December 31, 1999, 1998, and 1997
                                                                          (In thousands, Except Share Data)

                                                   1999                          1998                          1997
                                                   ----                          ----                          ----
Interest income:
  Interest and fees on loans                    $ 40,113                      $ 36,528                      $ 34,968
  Taxable investments                             10,197                         8,582                         8,419
  Tax-exempt investments                           3,020                         2,915                         2,244
  Federal funds sold                                 297                           871                           627
  Interest bearing bank balances                     238                           403                           192
                                                --------                      --------                      --------
          Total interest income                   53,865                        49,299                        46,450
                                                --------                      --------                      --------
Interest expense:
  Deposits                                        23,690                        23,803                        21,661
  Short-term borrowings                              165                            22                            17
  Other borrowings                                 1,355                           566                           507
                                                --------                      --------                      --------
          Total interest expense                  25,210                        24,391                        22,185
                                                --------                      --------                      --------
          Net interest income                     28,655                        24,908                        24,265
Provision for possible loan losses                 2,384                         1,965                         2,062
                                                --------                      --------                      --------
          Net interest income after
            provision for possible loan
            losses                                26,271                        22,943                        22,203
                                                --------                      --------                      --------
Noninterest income:
  Service charges on deposit accounts              4,412                         3,789                         3,589
  Mortgage banking income                            601                           746                           412
  Agency commission income                         1,582                           107                             -
  Credit insurance income                            385                           493                         1,023
  Other fee income                                   427                           341                           375
  Gains on securities available for sale              26                           135                            42
  Other income                                       810                           601                           210
                                                --------                      --------                      --------
          Total noninterest income                 8,243                         6,212                         5,651
                                                --------                      --------                      --------
Noninterest expenses:
  Salaries and employee benefits                  12,690                         9,859                         8,843
  Net occupancy expenses                           1,334                         1,183                         1,035
  Equipment and data processing expenses           2,742                         2,154                         1,876
  Other                                            6,577                         5,522                         4,662
                                                --------                      --------                      --------
          Total noninterest expenses              23,343                        18,718                        16,416
                                                --------                      --------                      --------
          Income before income taxes              11,171                        10,437                        11,438

Income taxes                                       3,005                         2,595                         3,292
                                                --------                      --------                      --------
          Net income                            $  8,166                      $  7,842                      $  8,146
                                                ========                      ========                      ========
Earnings per share:
  Basic                                           $ 2.16                        $ 2.16                        $ 2.24
  Diluted                                           2.15                          2.16                          2.24
                                                ========                      ========                      ========

The accompanying notes are an integral part of these financial statements.

                                                                     FIRST M & F CORPORTION AND SUBSIDIARY
                                                                 Consolidated Statements of Comprehensive Income
                                                                   Years Ended December 31, 1999, 1998, and 1997
                                                                                   (In thousands)

                                                   1999                          1998                          1997
                                                   ----                          ----                          ----
Net income                                       $ 8,166                       $ 7,842                       $ 8,146

Other comprehensive income, net of
  tax:
  Change in unrealized gains (losses)
    on securities available for sale              (6,272)                        1,298                           303
  Reclassification adjustment for
    gains on securities available for
    sale included in net income                      (17)                          (85)                          (27)
                                                 -------                       -------                       -------
          Other comprehensive income              (6,289)                        1,213                           276
                                                 -------                       -------                       -------
          Total comprehensive income             $ 1,877                       $ 9,055                       $ 8,422
                                                 =======                       =======                       =======

The accompanying notes are an integral part of these financial statements.

                                                           FIRST M & F CORPORATION AND SUBSIDIARY

                                                       Consolidated Statements of Stockholders' Equity
                                                        Years Ended December 31, 1999, 1998, and 1997
                                                              (In Thousands, Except Share Data)

                                                     Additional
                                         Common       Paid-in       Retained      Unrealized
                                          Stock       Capital       Earnings      Gain (Loss)        Net
                                       ----------    ----------    ----------     ----------     ----------
January 1, 1997                         $ 18,189      $ 10,741      $ 22,981       $    300       $ 52,211

Net income                                     -             -         8,146              -          8,146
Cash dividends ($0.88 per share)               -             -        (2,987)             -         (2,987)
Net change in unrealized gain (loss)           -             -             -            276            276
                                       ----------    ----------    ----------     ----------     ----------
December 31, 1997                         18,189        10,741        28,140            576         57,646
                                       ----------    ----------    ----------     ----------     ----------
Net income                                     -             -         7,842              -          7,842
Cash dividends ($0.96 per share)               -             -        (3,259)             -         (3,259)
1,909 common shares issued to acquire
  minority interest of merged bank            10            59             -              -             69
Net change in unrealized gain (loss)           -             -             -          1,213          1,213
                                       ----------    ----------    ----------     ----------     ----------
December 31, 1998                         18,199        10,800        32,723          1,789         63,511
                                       ----------    ----------    ----------     ----------     ----------
Net income                                     -             -         8,166              -          8,166
Cash dividends ($1.00 per share)               -             -        (3,920)             -         (3,920)
1,306,535 common shares issued in
  acquisitions                             6,532        31,191             -              -         37,723
273,651 common shares repurchased         (1,368)       (7,146)            -              -         (8,514)
Net change in unrealized gain (loss)           -             -             -         (6,289)        (6,289)
                                       ----------    ----------    ----------     ----------     ----------
December 31, 1999                       $ 23,363      $ 34,845      $ 36,969       $ (4,500)      $ 90,677
                                       ==========    ==========    ==========     ==========     ==========

The accompanying notes are an integral part of these financial statements.

                                             FIRST M & F CORPORATION AND SUBSIDIARY

                                              Consolidated Statements of Cash Flows
                                            Years Ended December 31,1999, 1998 and 1997
                                                        (In Thousands)

                                                       1999                           1998                      1997
                                                       ----                           ----                      ----
Cash flows from operating activities:
  Net income                                       $  8,166                      $   7,842                   $  8,146
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amortization                     1,736                          1,548                      1,357
    Provision for possible loan losses                2,384                          1,965                      2,062
    Net investment amortization                         525                            731                        440
    Gain on sales of investments                        (26)                          (135)                       (42)
    Deferred income taxes                              (181)                          (293)                      (225)
    Increase in:
      Accrued interest receivable                       (79)                          (634)                      (460)
      Cash surrender value of bank
        owned life insurance                           (480)                          (402)                         -
      Income taxes receivable                           (86)                           (31)                         -
    Increase (decrease) in:
      Accrued interest payable                          (80)                           (77)                       159
      Income taxes payable                                -                           (410)                       440
    Other, net                                         (406)                          (273)                      (390)
                                                   --------                       --------                    --------
          Net cash provided by operating
            activities                               11,473                          9,831                     11,487
                                                   --------                       --------                    --------
Cash flows from investing activities:
  Purchases of securities available for
    sale                                            (62,049)                      (115,074)                   (62,606)
  Sales of securities available for sale             46,544                         25,975                     13,576
  Maturities of securities available
    for sale                                         55,531                         61,060                     30,066
  Purchases of investment securities                      -                              -                    (12,539)
  Maturities of investment securities                     -                          5,344                     10,837
  Net (increase) decrease in:
    Interest bearing bank balances                   (7,125)                         4,316                    (10,652)
    Federal funds sold                               14,950                        (15,350)                    (3,000)
    Loans                                           (56,824)                       (41,366)                   (20,434)
    Bank premises and equipment                      (4,160)                        (2,829)                    (2,360)
  Investment in bank owned life insurance                 -                        (10,000)                         -
  Proceeds from sales of other real estate
    and other repossessed assets                      1,823                          1,190                      1,481
  Net cash used in acquisitions                     (24,740)                             -                          -
                                                   --------                       --------                    --------
          Net cash used in investing
            activities                              (36,050)                       (86,734)                   (55,631)
                                                   --------                       --------                    --------

(Continued)

                                             FIRST M & F CORPORATION AND SUBSIDIARY

                                                Consolidated Statements of Cash Flows
                                             Year Ended December 31, 1999, 1998 and 1997
                                                          (In Thousands)

                                                   1999                           1998                       1997
                                                   ----                           ----                       ----
Cash flows from financing activities:
  Net increase (decrease) in:
    Non-interest bearing deposits               $  8,886                      $  12,886                   $  5,764
    Money market, NOW and savings
      deposits                                   (16,960)                        71,655                     21,409
    Certificates of deposit                       27,847                         (2,149)                    19,039
    Securities sold under agreements to
      repurchase and other short-term
      borrowings                                  11,469                            829                        (70)
    Other borrowings                              25,459                         (7,847)                     6,034
  Cash dividends                                  (3,920)                        (3,259)                    (2,987)
  Common shares repurchased                       (8,514)                             -                          -
                                                 -------                       --------                    -------
          Net cash provided by financing
            activities                            44,267                         72,115                     49,189
                                                 -------                       --------                    -------
          Net increase (decrease) in cash
            and due from banks                    19,690                         (4,788)                     5,045

Cash and due from banks at January 1              22,807                         27,595                     22,550
                                                --------                       --------                   --------
Cash and due from banks at December 31          $ 42,497                      $  22,807                   $ 27,595
                                                ========                      =========                   ========

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements
(In Thousands, Except Share Data)

Note 1: Summary of Significant Accounting and Reprting Policies

    The accounting and reporting policies of First M & F Corporation (the Company) which materially affect the determination of financial position and results of operations conform to generally accepted accounting principles and general practices within the banking industry.  A summary of these significant accounting and reporting policies is presented below.

    Organization and Operations
    ---------------------------
    The Company is a one-bank holding company that owns 100% of the common stock of Merchants and
        Farmers Bank (the Bank) of Kosciusko, Mississippi.  The Bank is a commercial bank and provides a full range of banking services through its offices in central Mississippi.  As a state chartered commercial bank, the Bank is subject to the regulations of certain Federal and state agencies and undergoes periodic examinations by those regulatory authorities.

    Principles of Consolidation
    ---------------------------
    The consolidated financial statements of First M & F Corporation include the accounts of the Company and its wholly owned subsidiary, Merchants and Farmers Bank, and the accounts of the Bank's wholly owned finance subsidiary, credit insurance subsidiary, general insurance agency subsidiaries and real estate subsidiary.  All significant intercompany balances and transactions have been eliminated in consolidation.

    Use of Estimates
    ----------------
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts revenues and expenses during the reporting period.  Actual results could differ from those estimates.

    Comprehensive Income
    --------------------
    Comprehensive income includes net income reported in the statements of income and changes in unrealized gain (loss) on securities available for sale reported as a component of stockholders' equity.
        Unrealized gain (loss) on securities available for sale, net of deferred income taxes, is the only component of accumulated comprehensive income for the Company.
(Continued)

FIRST M & F CORPORATION AND SUBSIDIARY

Note 1: Continued

    Investments
    -----------
    Securities, which are available to be sold prior to maturity are classified as securities available for sale and are recorded at market value.  Unrealized holding gains and losses are reported net of deferred income taxes as a separate component of stockholders' equity.  Investment securities (securities held to maturity) are those securities which the Company has the ability and intent to hold until maturity and are recorded at amortized cost.

    Premiums and discounts are amortized or accreted over the life of the related security using the interest method.  Interest income is recognized when earned.  Realized gains and losses on securities available for sale are included in earnings and are determined using the specific amortized cost of the securities sold.

    Loans
    -----
    Loans are stated at the principal amount outstanding, net of unearned income and an allowance for possible loan losses.  Unearned income on installment loans is recognized as income principally using the interest method.  Interest on all other loans is calculated by using the simple interest method on daily balances of the principal amount outstanding.

    The Bank discontinues the accrual of interest on loans and recognizes income only as received when, in the judgment of management, the collection of interest, but not necessarily principal, is doubtful.
        Nonaccrual loans, and the related effect on income, are not material.

    A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The
        Bank measures impaired and restructured loans at the present value of expected future cash flows, discounted at the loan's effective interest rate, or the fair value of collateral if the loan is collateral dependent.  Impaired loans are not material.

  Allowance for Possible Loan Losses
  ----------------------------------
    The Bank provides for loan losses through an allowance for possible loan losses established through a
        provision charged to expense.   Accordingly, all loan losses are charged to the allowance for possible loan losses and all recoveries are credited to it.  The allowance for possible loan losses is based on the evaluation of the collectibility of loans, past loan loss experience and other factors which, in management's judgment, deserve consideration in estimating possible loan losses.  Such other factors considered by management include changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower's ability to pay, review of specific problem loans, and the relationship of the allowance to outstanding loans.
                                                                                                                         (Continued)
  Bank Premises and Equipment
  ---------------------------

    Bank premises and equipment are stated at cost less accumulated depreciation and amortization.
        Provisions for depreciation and amortization are computed principally using the straight-line method

FIRST M & F CORPORATION AND SUBSIDIARY

  Note 1: Continued

        and charged to operating expenses over the estimated useful lives of  the  assets.   Costs  of  major
        additions  and  improvements  are capitalized.  Expenditures  for maintenance and repairs are charged to expense as incurred.

    Other Real Estate
    -----------------
    Other real estate acquired through partial or total satisfaction of loans is carried at the lower of market value or the recorded loan balance at date of acquisition (foreclosure).  Any loss incurred at the date of acquisition is charged to the allowance for possible loan losses.  Gains or losses incurred subsequent to the date of acquisition are reported in current operations. Related operating income and expenses are reported in current operations.

    Intangible Assets
    -----------------
    The Company's costs in excess of net bank assets acquired are being amortized on a straight-line basis over forty years.  Other intangible assets, consisting of premiums paid on purchased deposits and goodwill, are being amortized on a straight-line basis over periods ranging from 5 to 15 years.

    Income Taxes
    ------------
    The Company, the Bank and the Bank's finance, general insurance agency and real estate subsidiaries file consolidated Federal and state income tax returns.  Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes.  Deferred income tax expense (benefit) is the result of changes in deferred tax assets and liabilities between reporting periods.

  Statements of Cash Flows
  ------------------------
    In the accompanying consolidated statements of cash flows, the Company and subsidiary have defined cash equivalents as those amounts included in the statement of condition caption "Cash and Due from
        Banks."  The following supplemental disclosures are made related to the consolidated statements of cash flows:

                                             1999                          1998                          1997
                                             ----                          ----                          ----
      Interest paid                       $ 25,291                      $ 24,468                      $ 22,025
      Federal and state income
        taxes paid                           3,272                         3,346                         3,078
      Other real estate and
        repossessions acquired in
        noncash foreclosures                 1,890                           932                         1,812
      Common stock used in
        acquisitions                        37,723                             -                             -

  Reclassifications
  -----------------
    Certain reclassifications have been made to the 1998 and 1997 financial statements to be consistent with
        1999 presentation.

FIRST M & F CORPORATION AND SUBSIDIARY

Note 2: Acquisitions

    The Company acquired Community Federal Bancorp, Inc. (Community) of Tupelo, Mississippi, on
        November 19, 1999, for 1,217,568 shares of the Company's common stock and $37,750 cash.  At the time of this acquisition, Community's subsidiary, Community Federal Bank, was merged with the Bank.
        The Company acquired consolidated assets of $299,176 and assumed consolidated liabilities of
        $238,230 in this transaction which was accounted for using the purchase method of accounting.

    The Company acquired two general insurance agencies in 1999.  Tyler, King & Ryder, Inc. of Kosciusko,
        Mississippi, was acquired for 69,997 shares of the Company's common stock in a transaction accounted for using the pooling of interests method of accounting.  Reynolds Insurance and Real Estate Agency,
        Inc. of Starkville, Mississippi, was acquired for 18,970 shares of the Company's common stock and cash of $84 in a transaction accounted for using the purchase method of accounting.  Both of these transactions were immaterial to the Company.

     December  31,  1998,  First  Bolivar  Corporation   (Bolivar)  of Cleveland,  Mississippi was merged with
        the Company and Bolivar’s banking  subsidiary  was merged  with the Bank.  The  stockholders  of
        Bolivar received 243,214 shares of the Company’s  common stock in exchange  for all of the  issued and  outstanding  common  shares  of Bolivar. All financial data of the Company was restated to reflect the
        business   combination  using  the  pooling  of  interests  method  of accounting.

    The acquisition of Community has been included in the 1999 consolidated financial statements from the date of acquisition.  The following presents, on an unaudited proforma basis, certain financial data pertaining to the Community transaction as if it had been acquired at the beginning of the years presented.  The proforma results presented are not necessarily indicative of the results of operations that would have actually occurred had the transaction been in effect for the periods presented.

                                            1999                          1998                          1997
                                            ----                          ----                          ----
    Interest income:
      As originally reported             $ 53,865                      $ 49,299                      $ 46,450
      Proforma                             72,605                        64,025                        59,077
                                         ========                      ========                      ========
    Other operating income:
      As originally reported              $ 8,208                       $ 6,212                       $ 5,651
      Proforma                              9,835                         8,141                         5,878
                                         ========                      ========                      ========
    Net income:
      As originally reported             $  8,166                       $ 7,842                       $ 8,146
      Proforma                             10,974                         8,650                       $ 8,737
                                         ========                      ========                      ========
    Basic earnings per share:
      As originally reported               $ 2.16                        $ 2.16                        $ 2.24
      Proforma                               1.78                          1.78                          1.80
                                         ========                      ========                      ========
    Diluted earnings per share:
      As originally reported               $ 2.15                        $ 2.16                        $ 2.24
      Proforma                               1.78                          1.78                          1.80
                                         ========                      ========                      ========

FIRST M & F CORPORATION AND SUBSIDIARY

Note 3: Investments

The following is a summary of the amortized cost and market value (book value) of securities available for sale at December 31, 1999 and 1998:
                                                 Gross Unrealized
                                  Amortized     ------------------       Market
                                    Cost         Gain        Loss        Value
                                  ---------      ----        ----        ------
December 31, 1999:
  U. S. Treasury securities      $   9,037       $  12    $    44      $   9,005
  U. S. Government agencies
    and corporations                27,541         104        747         26,898
  Mortgage-backed investments      176,211         263      4,089        172,385
  Obligations of states and
    political subdivisions          63,746         394      1,502         62,638
  Other                              2,966           -         50          2,916
  Equity securities                 27,216         105      1,629         25,692
                                 ---------       -----     ------      ---------
                                 $ 306,717       $ 878    $ 8,061      $ 299,534
                                 =========       =====    =======      =========
December 31, 1998:
  U. S. Treasury securities      $  17,541     $   225      $   -      $  17,766
  U. S. Government agencies
    and corporations                25,412         214         50         25,576
  Mortgage-backed investments       91,154         541        194         91,501
  Obligations of states and
    political subdivisions          68,665       2,059         53         70,671
  Other                              2,955         110          -          3,065
  Equity securities                  2,067           -          -          2,067
                                 ---------       -----     ------      ---------
                                 $ 207,794     $ 3,149      $ 297      $ 210,646
                                 =========       =====    =======      =========

    The amortized cost and market values of debt securities available for sale at December 31, 1999, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with, or without, call or prepayment penalties.

                                                  Amortized                       Market
                                                    Cost                           Value
                                                  ----------                    ---------
  One year or less                                $  30,502                     $  30,017
  After one through five years                       41,340                        41,222
  After five through ten years                       31,073                        29,891
  After ten years                                       375                           327
                                                  ---------                     ---------                                                                                                              103,290                       101,457
                                                    103,290                       101,457
  Mortgage-backed investments                       176,211                       172,385
                                                  ---------                     ---------

                                                  $ 279,501                     $ 273,842
                                                  =========                     =========

FIRST M & F CORPORATION AND SUBSIDIARY

Note 3: (Continued)

    The following is a summary of the amortized cost and market value of securities available for sale which were pledged to secure public deposits, short-term borrowings and for other purposes required or permitted by law.

                                                     Amortized                      Market
                                                       Cost                          Value
                                                     ---------                     ---------
    December 31, 1999                                $ 147,729                     $ 143,504
                                                     =========                     =========

    December 31, 1998                                $ 123,242                     $ 125,107
                                                     =========                     =========
The following is a summary of gross realized gains and losses on sales of securities available for sale:
                                         1999          1998          1997
                                         ----          ----          ----
         Gross realized gains           $ 62          $ 165          $ 69
         Gross realized losses           (36)           (30)          (27)
                                        ----          -----          ----
                                        $ 26          $ 135          $ 42
                                        ====          =====          ====

Note 4: Loans

    The Bank's loan portfolio includes commercial, consumer, agribusiness and residential loans throughout the State of Mississippi, but primarily in its market area in Central Mississippi.  The following is a summary of the Bank's loan  portfolio,  net  of unearned  income of  $6,419 and  $11,671 at December
        31, 1999 and 1998:

                                              1999                            1998
                                              ----                            ----

      Commercial, financial and
        agricultural                      $  68,550                       $  55,232
      Residential real estate               250,875                         121,885
      Non-residential real estate           172,982                         142,027
      Consumer loans                        116,543                          95,040
                                          ---------                       ---------
                                          $ 608,950                       $ 414,184
                                          =========                       =========

    The Bank's finance company subsidiary sold $709 in loans at one of its branches in 1998 and closed this branch.  The Bank's finance company subsidiary sold $2,300 in loans at two of its branches in 1997 and closed these branches.  The sales prices approximated net loan value for these transactions.

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

II-33

First M & F Corporation and Subsidiary

Note 4: Continued

  A summary of such outstanding loans follows:

                                                          1999           1998
                                                          ----           ----
      Loans outstanding at January 1                   $ 2,769         $ 2,833
      New loans                                          1,451           2,056
      Repayments and removals                           (1,719)         (2,120)
                                                       -------         -------
      Loans outstanding at December 31                 $ 2,501         $ 2,769
                                                       =======         =======

Note 5: Allowance for Possible Loan Losses

    Transactions in the allowance for possible loan losses are summarized as follows:

                                         1999                      1998                       1997
                                         ----                      ----                       ----
    Balance at January 1               $ 5,835                   $ 5,315                   $ 4,610

    Loans charged-off                   (2,093)                   (2,019)                   (1,464)
    Recoveries                             637                       574                       184
                                       -------                   -------                   -------
          Net charge-offs               (1,456)                   (1,445)                   (1,280)
                                       -------                   -------                   -------
    Provision for possible loan
         losses                          2,384                     1,965                     2,062

    Allowance from acquisition             866                         -                         -

    Sales of finance company
      branches                               -                         -                       (77)
                                       -------                   -------                   -------
    Balance at December 31             $ 7,629                   $ 5,835                   $ 5,315
                                       =======                   =======                   =======

Note 6: Bank Premises and Equipment

    The following is a summary of bank premises and equipment at December 31, 1999 and 1998:

                                                               1999                            1998
                                                               ----                            ----
      Land                                                  $  4,654                        $  2,928
      Buildings                                               15,523                           9,696
      Furniture, fixtures and equipment                       11,674                           9,574
      Leasehold improvements                                     396                             375
      Construction in progress                                    49                             634
                                                            --------                        --------
                                                              32,296                          23,207
      Less accumulated depreciation and
        amortization                                          13,515                          11,835
                                                            --------                        --------
                                                            $ 18,781                        $ 11,372
                                                            ========                        ========

FIRST M & F CORPORATION AND SUMMARY

Note 6: Continued

Amounts charged to operating expenses for depreciation and amortization of bank premises and equipment were $1,380 in 1999, $1,311 in 1998 and $1,118 in 1997.

Note 7: Other Assets

The following is a summary of other assets at December 31, 1999 and 1998:
                                                                1999                           1998
                                                                ----                           ----
      Intangible assets, less accumulated
        amortization of $3,309 and $2,953                    $ 17,966                        $  3,241
      Cash surrender value of bank owned
        life insurance                                         10,882                          10,402
      Other real estate, net                                    1,150                           1,123
      Deferred income tax                                       1,189                             666
      Other                                                     4,351                           1,575
                                                             --------                        --------
                                                             $ 35,538                        $ 17,007
                                                             ========                        ========
The following is a summary of intangible assets, net of accumulated amortization:
                                                             Bank and
                                      Company              Subsidiaries                        Total
                                     ---------             ------------                      --------
      January 1, 1997                $ 2,936                  $    736                       $  3,672
      Amortization                      (124)                     (114)                          (238)
                                     -------                  --------                       --------
      December 31, 1997                2,812                       622                          3,434
                                     -------                  --------                       --------
      Acquisitions                        44                         -                             44
      Amortization                      (124)                     (113)                          (237)
                                     -------                  --------                       --------
      December 31, 1998                2,732                       509                          3,241
                                     -------                  --------                       --------
      Acquisitions                         -                    15,081                         15,081
      Amortization                      (151)                     (205)                          (356)
                                     -------                   -------                        -------

      December 31, 1999              $ 2,581                  $ 15,385                       $ 17,966
                                     =======                  ========                       ========

FIRST M & F CORPORTION AND SUBSIDIARY

Note 8: Deposits

The following is a summary of deposits at December 31, 1999 and 1998:
                                                        1999                            1998
                                                        ----                            ----
      Non-interest bearing                           $  87,378                       $  78,492

      Interest bearing:
        Money market, NOW and savings
          accounts                                     285,333                         287,723
        Certificates of deposit of $100,000
          or more                                      130,243                          64,395
        Other certificates of deposit                  286,987                         194,788
                                                     ---------                      ----------
                Total interest bearing                 702,563                         546,906
                                                     ---------                      ----------
                Total deposits                       $ 789,941                       $ 625,398
                                                     =========                       =========

    Interest expense on certificates of deposit of $100,000 or more amounted to $4,132 in 1999, $3,408 in
        1998 and $2,812 in 1997.

    At December 31, 1999, the scheduled maturities of certificates of deposit are as follows:

      2000                                           $ 362,047
      2001                                              28,008
      2002                                              17,485
      2003                                               7,311
      2004                                               2,270
      After 2004                                           109
                                                    ----------
                                                     $ 417,230
                                                    ==========

FIRST M & F CORPORATION AND SUBSIDIARY

Note 9: Short-Term Borrowings

The following is a summary of information related to short-term borrowings:
                                                                 Weighted
                              Balance Outstanding              Average Rate
                       ---------------------------------     ----------------
                         Maximum     Average       At        During     At
                        Month End     Daily     Year End      Year   Year End
                       ----------   ---------  ----------    ------  --------
1999:
  Federal funds
    purchased           $ 13,200     $ 2,242    $ 10,000      5.08%    5.10%
  Securities sold
    under agreements
    to repurchase          7,896       1,064       2,298      4.80%    5.61%
                        --------     -------    --------     ======   ======
                        $ 21,096     $ 3,306    $ 12,298
                        ========     =======    ========

1998:
  Federal funds
    purchased            $     -       $  82      $    -      5.50%       -%
  Securities sold
    under agreements
    to repurchase          2,384         452         829      3.88%    4.07%
                        --------     -------    --------     ======   ======
                         $ 2,384       $ 534       $ 829
                        ========     =======    ========

                                                                Weighted
                              Balance Outstanding              Average Rate
                        --------------------------------    -----------------
                         Maximum      Average      At        During     At
                        Month End      Daily    Year End      Year   Year End
                        ---------    --------  ---------     ------  --------
1997:
  Federal funds
    purchased            $     -       $ 292      $   -       5.69%       -%
  Securities sold
    under agreements
    to repurchase              -           2          -       6.50%       -%
                        --------     -------   --------      =====    ======
                         $     -       $ 294      $   -
                        ========     =======   ========

    Federal funds purchased represent primarily overnight borrowings through relationships with correspondent banks.  Securities sold under agreements to repurchase generally have maturities of less than 30 days and are secured by U. S. Treasury securities and U. S. Government agency securities.

FIRST M & F CORPORTION SUBSIDIARY

Note 10: Other Borrowings

The following is a summary of other borrowings at December 31, 1999 and 1998:
                                                    1999                           1998
                                                    ----                           ----
      Company's line of credit in the amount
        of $10,000,000, renewable annually;
        secured by approximately 29% of the
        Bank's common stock; interest payable
        quarterly at the lender's base rate      $   9,342                       $   327

      Bank's advances from Federal Home Loan
        Bank of Dallas                             111,739                         8,244

      Other borrowings by Insurance Agencies           170                             -
                                                 ---------                     ---------
                                                 $ 121,251                       $ 8,571
                                                 =========                     =========

    The Bank has advances from the Federal Home Loan Bank of Dallas (FHLB) under Blanket Agreements for Advances and Security Agreements.  These agreements allow the Bank to borrow funds from the
        FHLB to fund mortgage loan programs and to satisfy certain other funding needs.  The value of mortgage-backed securities and mortgage loans pledged under these agreements must be maintained at not less than 115% and 150%, respectively, of the advances outstanding.  The following is a summary of these advances, exclusive of purchase accounting adjustments, at December 31, 1999:

                                                   1999                         1998
                                                   ----                         ----
      Single payment advances maturing
        within 12 months at year end:
        Balance                                 $ 74,020                       $    -
        Range of rates                       5.36%-5.98%                            -

      Single payment advances maturing
        after 12 months:
        Balance                                 $ 20,324                       $ 1,000
        Range of rates                       4.88%-8.16%                         5.56%
        Range of maturities                    2001-2010                          2000

      Monthly payment advances:
        Balance                                 $ 18,884                       $ 7,244
        Monthly payment amount                       295                           112
        Range of rates                        .65%-7.83%                    .65%-7.83%
        Range of maturities                    2002-2013                     2003-2008

FIRST M & F CORPORATION AND SUBSIDIARY

Note 10: Continued

    Scheduled principal payments on FHLB advances, exclusive of purchase accounting adjustments, are as follows:

      2000                                         $  81,539
      2001                                             2,644
      2002                                             2,784
      2003                                             2,643
      2004                                             1,162
      After 2004                                      22,456
                                                   ---------
                                                   $ 113,228
                                                   =========

Note 11: Employee Benefit Plans

    The Bank has a defined benefit pension plan covering substantially all full time employees of the Bank and subsidiaries.  Benefits under this plan are based on years of service and average annual compensation for a five year period.  The Bank's funding policy for the plan is to contribute annually in an amount not exceeding the allowable Federal income tax deduction.

    Net pension cost (benefit) included the following components:

                                              1999                      1998                      1997
                                              ----                      ----                      ----
      Service cost                           $ 184                     $ 173                     $ 132
      Interest cost                            264                       238                       210
      Actual return on plan assets            (487)                      (73)                     (407)
      Amortization of transition
        asset                                  (35)                      (35)                      (35)
      Amortization of (gain) loss               36                        21                        15
      Unrecognized gain (loss) on
        assets                                 244                      (165)                      208
                                             -----                     -----                     -----
          Net pension cost                   $ 206                     $ 159                     $ 123
                                             =====                     =====                     =====

    The following is a summary of the plan's funded status and amounts recorded in the consolidated statements of condition:

                                                    1999                          1998
                                                    ----                          ----

      Change in benefit obligation:
        Projected benefit obligation
          at beginning of year                    $ 3,580                       $ 3,234
        Service cost                                  184                           173
        Interest cost                                 264                           238
        Actuarial (gain) loss                          85                            54
        Benefit payments                             (143)                         (119)
        Acquisition                                 2,282                             -
                                                  -------                        ------
        Projected benefit obligation
          at end of year                            6,252                         3,580
                                                  =======                       =======

FIRST M & F CORPORATION AND SUBSIDIARY

Note 11: Continued

                                                    1999                          1998
                                                    ----                          ----

      Change in plan assets:
        Fair value of plan assets
          at beginning of year                    $ 3,093                       $ 3,022
        Actual return on plan assets                  487                            73
        Employer contributions                         60                           150
        Benefit payments                             (143)                         (119)

        Expenses                                      (38)                          (33)
        Acquisition                                 2,679                             -
                                                  -------                       -------
        Fair value of plan assets at
          end of year                               6,138                         3,093
                                                  -------                       -------

      Funded status                                  (114)                         (487)
      Unrecognized net actuarial
        loss                                          678                           804

      Unrecognized transition asset                  (160)                         (104)
      Unrecognized prior service cost                (441)                            -
                                                  -------                       -------
      Prepaid (accrued) pension cost              $   (37)                      $   213
                                                  =======                       =======

    The following is a summary of weighted average assumptions:

                                           1999                      1998                      1997
                                           ----                      ----                      ----
      Discount rate                        7.5%                      7.5%                      8.0%
      Expected return on plan
        assets                             8.0%                      8.0%                      8.0%
      Rate of compensation
        increase                           4.0%                      4.0%                      4.0%
                                          =====                     =====                     =====

    The Bank has a profit and savings plan, which includes features such as an Employee Stock Option Plan and a 401(k) plan which provides for certain salary deferrals, covering substantially all full time employees of the Bank and subsidiaries.  The Bank matches employee 401(k) contributions equal to
        50% of an employee's first 6% of salary deferral.  Total matching contributions accrued for this plan were $125 in 1999, $88 in 1998 and $90 in 1997.  Additional contributions to the plan are at the discretion of the Board of Directors.  Discretionary contributions accrued for this plan were $25 in
        1999, $25 in 1998 and $25 in 1997.

    At December 31, 1999, the profit and savings plan owned 101,564 shares of the Company's common stock and the pension plan owned 3,959 shares of the Company's common stock.

FIRST M & F CORPORATION AND SUBSIDIARY

Note 12: Stock Option Plan

      The Company implemented a stockholder approved Stock Option Plan, effective  January 1, 1999,  authorizing  the grant of incentive stock options  (ISO’s) to key employees and nonstatutory  stock options
          (NSO’s)  to members of the Board.  The  purpose of the plan is to provide incentives to key officers and directors by permitting them to purchase  stock in the Company under the  provisions of this plan. The maximum  number of shares of stock that may be  optioned or sold under the plan is 200,000 shares.

    Under  the   provisions   of  the  plan,   the  Company  and  the
          participating  employees and directors will execute  agreements,  upon the grant of options,  providing  each  participant  with an option to purchase stock within ten years of the date of the grant.  As provided by the plan,  the option  price will not be less than the market price of the  Company’s  stock at the grant date.  The Company  granted
          50,000 ISO’s and 35,000 NSO’s in 1999.

    Under  the  terms  of the  agreement  to  acquire  Community,  as approved by the Company’s  shareholders,  Community’s  Stock
          Option Plan  continued  after the  acquisition.  The  Community  Stock
          Option  Plan was  amended  to  provide  that each  option to  purchase
          Community  shares was converted into options  (185,013  ISO’s and
          79,289  NSO’s) to purchase  Company  shares.  Each option granted under the Community plan became fully vested at the acquisition date.

    The following is a summary of stock option activity:

                                                                       Weighted
                                                                       Average
                                                     Outstanding       Exercise
                                                       Options          Price
                                                    --------------    ----------
      January 1, 1999                                       -            $    -
      Options granted                                  85,000             32.86
      Acquisition                                     264,302             26.98
                                                     --------           -------
    December 31, 1999                                 349,302           $ 28.41
                                                     =========          =======

    Options were granted in 1999 where the exercise price at the date of the grant was different than the fair market value of the Company’s stock at the grant date as follows:

                                                    Weighted     Weighted
                                                    Average      Average
           Exercise Price              Options        Fair       Exercise
           at Grant Date               Granted       Value        Price
      -----------------------          -------     ---------     --------
      Greater than fair value           10,000     $ 32.50       $ 35.75
      Equal to fair value               75,000       32.48         32.48
                                       -------     -------       -------
                                        85,000     $ 32.48       $ 32.86
                                       =======     =======       =======

FIRST M & F CORPORATION AND SUBSIDIARY

Note 12: Continued

        The following is a summary of stock options outstanding at December 31, 1999:

                                  Weighted     Weighted                  Weighted
                                   Average     Average                   Average
                                  Remaining    Exercise                  Exercise
                                 Contractual    Price-                    Price-
      Exercise        Options       Life        Options      Options      Options
     Price Range    Outstanding    (Years)    Outstanding  Exercisable  Exercisable
 -----------------  -----------  -----------  -----------  -----------  -----------
 $ 25.39 - $ 28.68    264,302       7.56        $ 26.98      264,302      $ 26.98
   31.75 -   35.75     85,000       9.16          32.86            -            -

    The  Company  accounts  for stock plans under APB Opinion No. 25,
          “Accounting  for Stock Issued to Employees”,  under which no compensation  cost has been recognized.  Had compensation cost for the
          Company’s  stock option plan been determined  based upon the fair value at the grant date for awards  under the  methodology  prescribed under SFAS No. 123, “Accounting for Stock-Based Compensation, the
          Company’s  1999 net income and earnings per share would have been reduced as shown in the table  below.  The fair  value of each  option grant  is  estimated  on the  date of grant  using  the  Black-Scholes option-pricing model with the following  assumptions in 1999: expected dividend  yield of 3.33%;  expected  volatility  of 21.63%;  risk-free interest rate of 6.50%; and an expected life of 8.09 years.

      Net income, as reported                                               $ 8,166
      Net income, proforma                                                    7,943
                                                                            =======
      Earnings per share, as reported:
        Basic                                                                $ 2.16
        Diluted                                                                2.15
                                                                            =======
      Earnings per share, proforma:
        Basic                                                                $ 2.10
        Diluted                                                                2.09
                                                                            =======

Note 13: Other Expenses

Significant components of other expenses are summarized as follows:
                                            1999                      1998                      1997
                                            ----                      ----                      ----
      Advertising and promotion          $   710                   $   462                   $   484
      Communications                         789                       603                       493
      Postage and carriers                   713                       597                       553
      Professional fees                      531                       528                       425
      Stationery and supplies                728                       564                       456
      Other                                3,106                     2,768                     2,251
                                         -------                   -------                   -------
                                         $ 6,577                   $ 5,522                   $ 4,662
                                         =======                   =======                   =======

FIRST M & F CORPORTION AND SUBSIDIARY

Note 14: Income Taxes

The components of income tax expense (benefit) are as follows:
                                    Federal                    State                      Total
                                   ---------                 ---------                  --------
      1999:
        Current                     $ 2,838                   $ 348                     $ 3,186
        Deferred                       (143)                    (38)                       (181)
                                   ---------                 ---------                  --------
                Total               $ 2,695                   $ 310                     $ 3,005
                                   =========                 =========                  =======
      1998:
        Current                     $ 2,637                    $ 251                    $ 2,888
        Deferred                       (260)                     (33)                      (293)
                                   ---------                 ---------                  --------
                Total               $ 2,377                    $ 218                    $ 2,595
                                   =========                 =========                  =======

      1997:
        Current                     $ 3,196                    $ 321                    $ 3,517
        Deferred                       (195)                     (30)                      (225)
                                   ---------                 ---------                  --------
                Total               $ 3,001                    $ 291                    $ 3,292
                                   =========                 =========                  =======

    The differences between actual income tax expense and expected income tax expense are summarized as follows:

                                         1999                      1998                      1997
                                         ----                      ----                      ----
      Amount computed using the
        Federal statutory rates on
        income before income taxes     $ 3,798                   $ 3,549                   $ 3,889
      Increase (decrease) resulting
        from:
        Tax exempt income, net of
          disallowed interest
          deduction                       (992)                     (975)                     (724)
        State income tax expense,
          net of Federal effect            205                       144                       192
        Increase in cash value            (155)                     (137)                        -
        Nondeductible amortization          76                        42                        42
        Other, net                          73                       (28)                     (107)
                                      ---------                 ---------                  --------
                                       $ 3,005                   $ 2,595                   $ 3,292
                                      =========                 =========                  =======

FIRST M & F CORPORTION AND SUBSIDIARY

Note 14: Continued

      The change in the net  deferred  tax asset is a result of current period deferred tax expense  (benefit),  the change in unrealized gain
          (loss) on  securities  available  for sale,  the  addition of deferred taxes of  acquired  companies  and the  recording  of  deferred  taxes related to purchase  accounting  adjustments.  The  components  of the recorded net deferred tax asset at December 31, 1999 and 1998, consist of the following:

                                                            1999                       1998
                                                            ----                       ----
      Allowance for possible loan losses                  $ 2,659                    $ 1,981
      Intangible assets                                        91                         77
      Other real estate                                        72                         53
      Unrealized loss on securities
        available for sale                                  2,683                          -
      Other                                                   232                        144
                                                          -------                    -------
            Total deferred tax assets                       5,737                      2,255
                                                          -------                    -------

      Depreciation                                           (270)                      (254)
      Federal Home Loan Bank stock
        dividends                                            (532)                      (179)
      Purchase accounting adjustments                      (3,598)                         -
      Unrealized gain on securities
        available for sale                                      -                     (1,062)
      Other                                                  (148)                       (94)
                                                          -------                     -------
            Total deferred tax liabilities                 (4,548)                    (1,589)
                                                          $ 1,189                    $   666
                                                          =======                    =======

FIRST M & F CORPORATION AND SUBSIDIARY

Note 14: Continued

    The following is a summary of the gross amounts of other comprehensive income (net unrealized gain
        (loss) on securities available for sale) and the related income tax effects:

                                                 Gross                    Tax Expense                   Net
                                                 Amount                    (Benefit)                   Amount
                                                ----------                ------------               ---------
      January 1, 1997                           $    455                   $    155                  $    300

      Change in unrealized gain
        (loss)                                       503                        200                       303
      Reclassification adjustment                    (42)                       (15)                      (27)
                                                --------                   --------                  --------
          Total for year                             461                        185                       276
                                                --------                   --------                  --------
      December 31, 1997                              916                        340                       576

      Change in unrealized gain
        (loss)                                     2,070                        772                     1,298
      Reclassification adjustment                   (135)                       (50)                      (85)
                                                --------                   --------                  --------
          Total for year                           1,935                        722                     1,213
                                                --------                   --------                  --------

      December 31, 1998                            2,851                      1,062                     1,789
                                                --------                   --------                  --------

      Change in unrealized gain
        (loss)                                   (10,008)                    (3,736)                   (6,272)
      Reclassification adjustment                    (26)                        (9)                      (17)
                                                --------                   --------                  --------
       Total for year                            (10,034)                    (3,745)                   (6,289)
                                                --------                   --------                  --------
      December 31, 1999                         $ (7,183)                  $ (2,683)                 $ (4,500)
                                                ========                   ========                  ========

Note 15: Earnings Per Share

        The following table shows a reconciliation of earnings per share to diluted earnings per share:

                                                 1999                      1998                      1997
                                                 ----                      ----                      ----
      Basic earnings per share:
        Net income                             $ 8,166                   $ 7,842                   $ 8,146
                                              =========                 ==========                =========
        Weighted average shares
          outstanding                        3,785,317                 3,637,875                 3,637,870
                                             ==========                ===========               ==========

      Basic earnings per share                  $ 2.16                    $ 2.16                    $ 2.24
                                              ========                  ========                  ========

FIRST M & F CORPORATION AND SUBSIDIARY

Note 15: (Continued)

                                                  1999                      1998                      1997
                                                  ----                      ----                      ----
      Diluted earnings per share:
        Net income                               $ 8,166                   $ 7,842                   $ 8,146
                                                 ========                  =======                   =======
        Weighted average shares
          outstanding                          3,785,317                 3,637,875                 3,637,870
        Dilutive effect of stock
          options                                  5,490                         -                         -
                                               ---------                 ---------                 ---------
                                               3,790,807                 3,637,875                 3,637,870
                                               =========                 =========                 =========

      Diluted earnings per share                  $ 2.15                    $ 2.16                    $ 2.24
                                                  ======                    ======                    ======

Note 16: Preferred Stock

    The Company is authorized to issue 1,000,000 shares of cumulative Class A voting preferred stock of no par value and 1,000,000 shares of cumulative Class B non-voting preferred stock of no par value.
        Dividend rates, redemption terms and conversion terms may be set by the Board of Directors.

Note 17: Commitments and Contingencies

    The Company and Bank, in the normal course of business, are defendants in certain legal claims.  In the opinion of management, and based on the advice of legal counsel, the ultimate resolution of these matters is not anticipated to have a material effect on the Company's consolidated financial position.

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

    Standby and commercial letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. When issuing letters of credit, the Bank applies the same credit policies and standards as it does in the normal lending process. Collateral is obtained based upon the
        Bank’s assessment of a customer’s credit worthiness.

FIRST M & F CORPORATION AND SUBSIDIARY

Note 17: (Continued)

    The maximum credit exposure in the event of nonperformance for loan commitments and standby letters of credit and credit card arrangements is represented by the contract amount of the instruments.

        A summary of commitments and contingent liabilities at December 31, 1999, is as follows:

      Commitments to extend credit                              $ 54,392
      Standby letters of credit                                    2,393
      Credit card arrangements                                     5,060

                                                               ---------
                                                                $ 61,845
                                                               =========

Note 18: Regulatory Matters

    Federal banking regulations require that the Bank maintain certain cash reserves based on a percent of deposits.  This requirement was $9,179 at December 31, 1999.

    The Company and its subsidiary bank are subject to various regulatory capital requirements administered by Federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items are calculated under regulatory accounting practices must be met.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Total Capital and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined).  Management believes, as of December 31, 1999, that all capital adequacy requirements have been met.

    As of December 31, 1999, the most recent notification by the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.
        To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-
        based, Tier I leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank's category.

FIRST M & F CORPORATION AND SUBSIDIARY

Note 18: (Continued)

    The Company's and Bank's actual capital amounts and ratios as of December 31, 1999 and 1998, are also presented in the table:

                                                                                To Be Well
                                                                             Capitalized Under
                                                     For Capital             Prompt Corrective
                                   Actual          Adequacy Purposes         Action Provisions
                               Amount   Ratio       Amount    Ratio           Amount    Ratio
                             -----------------   --------------------       -------------------
December 31, 1999 (Company):
  Total capital
    (to risk
    weighted
    assets)                  $ 83,317   13.3%     $ 49,818     8.0%            Not applicable

  Tier I capital
    (to risk
    weighted
    assets)                    75,688   12.1%       24,909     4.0%            Not applicable

  Tier I capital
    (to average
    assets)                    75,688    8.9%       34,043     4.0%            Not applicable
                             ========   =====     ========    =====

December 31, 1999 (Bank):
  Total capital
    (to risk
    weighted
    assets)                  $ 89,121   14.3%     $ 49,818     8.0%           $ 62,272   10.0%

  Tier I capital
    (to risk
    weighted
    assets)                    81,492   13.1%       24,909     4.0%             37,363    6.0%

  Tier I capital
    (to average
    assets)                    81,492    9.6%       34,043     4.0%             42,554    5.0%
                             ========   =====      =======    =====           ========   =====

FIRST M & F CORPORATION AND SUBSIDIARY

Note 18: (Continued)

                                                                           To Be Well
                                                                         Capitalized Under
                                                      For Capital        Prompt Corrective
                                   Actual           Adequacy Purposes    Action Provisions
                               Amount   Ratio       Amount    Ratio       Amount    Ratio
                            ------------------     ------------------   ---------------------
December 31, 1998 (Company):
  Total capital
    (to risk
    weighted
    assets)                   $ 63,958   14.3%     $ 35,775     8.0%      Not applicable

  Tier I capital
    (to risk
    weighted
    assets)                     58,481   13.1%       17,888     4.0%      Not applicable

  Tier I capital
    (to average
    assets)                     58,481    8.5%       27,665     4.0%      Not applicable
                              ========   =====     ========    =====

December 31, 1998 (Bank):
  Total capital
    (to risk
    weighted
    assets)                    $ 64,027   14.6%     $ 34,992     8.0%    $ 43,741   10.0%

  Tier I capital
    (to risk
    weighted
    assets)                      58,559   13.4%       17,496     4.0%      26,244    6.0%

  Tier I capital
    (to average
    assets)                      58,559    8.5%       27,565     4.0%      34,457    5.0%
                               ========   =====     ========    =====      ======    ====

      Dividends  paid by the  Bank  are the  primary  source  of  funds available to the Company for payment of dividends to its  shareholders and other  cash  needs.  Applicable  Federal  and state  statutes  and regulations  impose  restrictions on the amounts of dividends that may be  declared  by the Bank.  In  addition  to the formal  statutes  and regulations,  regulatory authorities also consider the adequacy of the
          Bank’s  total  capital in relation to its  assets,  deposits  and other such items and,  as a result,  capital  adequacy  considerations could further limit the availability of dividends from the Bank. These restrictions  are not  anticipated  to have a  material  effect on the ability of the Bank to pay dividends to the Company.

FIRST M & F CORPORATION AND SUBSIDIARY

Note 19: Fair Value of Financial Instruments

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

         Cash and due from banks, interest bearing deposits with banks and Federal funds sold - The net book value of these financial instruments approximates fair value due to the immediate availability or short maturity of these investments.

         Investments - Fair value of these financial instruments is considered to be    their quoted market value
            as disclosed in note 3.

         Loans - The fair value of variable rate loans that reprice frequently, and with no significant changes in credit risk, are based on carrying values.  The fair value of fixed rate loans is estimated by discounting the future cash flows, using the current rates at which these loans would currently be made to borrowers with similar credit ratings and similar maturities.  The carrying value of loans, net of the allowance for possible loan losses, is $601,321 and $408,349 and the estimated net fair value of loans is $590,508 and $409,212 at December 31, 1999 and 1998.

         Deposits - The fair value of demand deposits, NOW accounts, money market accounts and savings deposits is the carrying amount at the reporting date.  The fair value of certificates of deposit is estimated by discounting the future cash flows, using current market rates for deposits of similar maturities.
            The carrying value of deposits is $789,941 and $625,398 and the  estimated  net fair  value of deposits is  $790,977 and  $627,923 at December 31, 1999 and 1998.

         Short-term and other borrowings - The net book value of the majority of these  financial instruments approximates fair value due to the short term nature of these items or their applicable interest rates and repricing and repayment terms.  The fair values of long term FHLB advances in estimated by discounting the future cash flows, using current market rates for borrowings of similar terms and maturities.  The fair value of short-term and other borrowings is not materially different from their recorded book value at December 31, 1999 and 1998.

         Commitments to extend credit - Fair values for such commitments are typically  based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the parties' credit standing.  The fair value of commitments to extend credit is not material.

FIRST M & F CORPORATION AND SUBSIDIARY

Note 20: Summarized Financial Information of First M & F Corporation

        Summarized financial information of First M & F Corporation (parent company only) is as follow:

                                                 STATEMENTS OF CONDITION

                 Assets                              1999               1998
                 ------                              ----               ----
      Cash                                      $   4,926           $    123
      Investment in subsidiary                     96,482             63,589
      Other assets                                  1,305                127
                                                ---------           --------
                                                $ 102,713           $ 63,839
                                                =========           ========
      Liabilities and Stockholders' Equity

      Notes payable                             $   9,342           $    327
      Other liabilities                             2,694                  1
      Stockholders' equity                         90,677             63,511
                                                ---------           --------
                                                $ 102,713           $ 63,839
                                                =========           ========

                                                  STATEMENTS OF INCOME

                                       1999          1998               1997
                                       ----          ----               ----
      Income:
        Dividends received from
          current earnings of
          subsidiary                 $ 8,513       $ 3,649            $ 3,449
        Equity in undistributed
          current earnings of
          subsidiary                       -         4,468              4,946
        Other income                      60             6                  7
                                     -------       -------            -------
                Total income           8,573         8,123              8,402
                                     -------       -------            -------
      Expenses:
        Interest                         100            39                 68
        Other expenses                   382           300                252
                                     -------       -------            -------
                Total expenses           482           339                320
                                     -------       -------            -------
                Income before
                  income taxes         8,091         7,784              8,082

      Income tax benefit                  75            58                 64
                                     -------       -------            -------
                Net income           $ 8,166       $ 7,842            $ 8,146
                                     =======       =======            =======

FIRST M & F CORPORATION AND SUBSIDIARY

Note 20: (Continued)

                                               STATEMENTS OF CASH FLOWS

                                              1999               1998               1997
                                              ----               ----               ----
Cash flows from operating
  activities:
  Net income                               $  8,166            $ 7,842            $ 8,146
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
    Equity in undistributed
      earnings of subsidiary                      -             (4,468)            (4,946)
    Other, net                                  (80)               125                119
                                            -------            -------            -------
          Net cash provided by
            operating activities              8,086              3,499              3,319
                                            -------            -------            -------
Cash flows from investing
  activities:
  Net cash used in acquisitions             (32,309)                 -                  -
  Dividends from prior earnings
    of banking subsidiary                    32,074                  -                  -
  Purchases of securities
    available for sale                         (462)                 -                  -
  Sale of securities available
    for sale                                    833                  -                  -
                                            -------            -------            -------
          Net cash provided by
            investing activities                136                  -                  -
                                            -------            -------            -------
Cash flows from financing
  activities:
  Increase (decrease) in:
    Short-term borrowings                         -                  -                (70)
    Notes payable                             9,015               (369)               (18)
  Cash dividends                             (3,920)            (3,259)            (2,987)
  Common shares repurchased                  (8,514)                 -                  -
                                            -------            -------            -------
          Net cash used in
            financing activities             (3,419)            (3,628)            (3,075)
                                            -------            -------            -------
          Net increase (decrease)
            in cash                           4,803               (129)               244

Cash at January 1                               123                252                  8
                                            -------            -------            -------
Cash at December 31                        $  4,926            $   123            $   252
                                           ========            =======            =======

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There has been no change in accountants within the two year period ended December 31, 1999.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information concerning directors and executive officers of the registrant is incorporated by reference and contained in the Proxy material on Page I-3 and following.

EXECUTIVE COMPENSATION

        Information concerning executive compensation is incorporated by reference and contained in the Proxy material on Page I-7.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information concerning security ownership of owners and management is incorporated by reference and contained in the Proxy material on Page I-3 and following.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information concerning certain relationships and related transactions is incorporated by reference and contained in the Proxy material on Pages I-10 and I-11.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES
AND REPORTS ON FORM 8-K

Financial Statements and Exhibits

        The following financial statements included under the heading “Financial Statements and Supplementary Data” are included in this report:

    (a)   Independent Auditors' Report
    (b)   Consolidated Statements of Condition - December 31, 1999 and 1998
    (c)   Consolidated Statements of Income - Years Ended December 31, 1999, 1998 and 1997
    (d)   Consolidated Statements of Comprehensive Income - Years Ended December 31,
          1999, 1998 and 1997
    (e)   Consolidated Statements of Stockholders’ Equity -
          Years Ended December 31, 1999, 1998, and 1997
    (f)   Consolidated Statements of Cash Flows - Years Ended December 31, 1999, 1998 and 1997
    (g)   Notes to Consolidated Financial Statements

    The following exhibits have been filed with the Securities and Exchange Commission and are available upon written request:

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

Reports on Form 8-K

        On July 14, 1999, the Company filed a Form 8-K announcing execution of an Agreement and Plan of Merger with Community Federal Bancorp, Inc..

        On October 21, 1999, the Company filed a Form 8-K announcing that the shareholders of the Company and the shareholders of Community Federal Bancorp, Inc. had approved the proposed merger.

        On December 6, 1999, the Company filed a Form 8-K announcing consummation of the merger with Community Federal Bancorp, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST M & F CORPORATION

BY: /S/ Hugh S. Potts, Jr.                       BY:/S/ Robert C. Thompson, III
------------------------------------------       ------------------------------
        Hugh S. Potts, Jr.                          Robert C. Thompson, III
        Chairman of the Board and                   Treasurer
        Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE: March 29, 2000                   /S/ Hugh S. Potts, Jr.
                                       ----------------------------------------
                                       Hugh S. Potts, Jr., Director

DATE: March 29, 2000                   /S/ Scott M. Wiggers
                                       ----------------------------------------
                                       Scott M. Wiggers, Director

DATE: March 29, 2000                   /S/ Fred A. Bell, Jr.
                                       ----------------------------------------
                                       Fred A. Bell, Jr., Director

DATE: March 29, 2000                    /S/ Jon A. Crocker
                                        ---------------------------------------
                                        Jon A. Crocker, Director

DATE: March 29, 2000                    /S/ Charles T. England
                                        ---------------------------------------
                                        Charles T. England, Director

DATE: March 29, 2000                    /S/ Toxey Hall, III
                                        ---------------------------------------
                                        Toxey Hall, III, Director

DATE: March 29, 2000                    /S/ Barbara K. Hammond
                                        ---------------------------------------
                                        Barbara K. Hammond, Director

DATE: March 29, 2000                    /S/ J. Marlin Ivey
                                        ---------------------------------------
                                        J. Marlin Ivey, Director

DATE: March 29, 2000                    /S/ Joe Ivey
                                        ---------------------------------------
                                        Joe Ivey, Director

DATE: March 29, 2000                    /S/ R. Dale McBride
                                        ---------------------------------------
                                        R. Dale McBride

DATE: March 29, 2000                    /S/ Susan P. McCaffery
                                        ---------------------------------------
                                        Susan P. McCaffery, Director

DATE: March 29, 2000                    /S/ Otho E. Pettit, Jr.
                                        ---------------------------------------
                                        Otho E. Pettit, Jr., Director

DATE: March 29, 2000                    /S/ Charles W. Ritter, Jr.
                                        ---------------------------------------
                                        Charles W. Ritter, Jr., Director

DATE: March 29, 2000                    /S/ W. C. Shoemaker
                                        ---------------------------------------
                                        W. C. Shoemaker, Director

DATE: March 29, 2000                    /S/ Edward G. Woodard
                                        ---------------------------------------
                                        Edward G. Woodard, Director

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

                                                                        DIRECTORS AND OFFICERS

First M&F Corporation
And Merchants and Farmers Bank

Fred A. Bell, Jr.                                       R. Dale McBride                           Scott M. Wiggers
Partner                                                 President                                 President
Clean Kut Outdoor Equipment                             Merchants & Farmers Bank                  First M&F Corp and
Kosciusko, MS                                           Durant, MS                                Merchants & Farmers Bank
                                                                                                  Kosciusko, MS
Jon A. Crocker                                          Susan P. McCaffery
Director                                                Retired                                   Edward G. Woodard
Canton, MS                                              Kosciusko, MS                             President
                                                                                                  K. M. Distributing Company
Charles T. England                                                                                Kosciusko, MS
Retired                                                 Otho E. Pettit, Jr.
Kosciusko, MS                                           Partner
                                                        Thornton, Guyton, Dorrill &               Emeritus Directors
                                                        Pettit
                                                        Kosciusko, MS                               Robert Y. Hammond
                                                                                                    William J. Hammond
Toxey Hall, III                                         Hugh S. Potts, Jr.                          William M. Myers, DDS
President                                               Chairman & CEO                              Hugh S. Potts
Thomas-Walker-Lacey, Inc.                               First M&F Corp and                          O. K. Power
Canton, MS                                              Merchants & Farmers Bank
                                                        Kosciusko, MS
Barbara K. Hammond                                                                                Special Advisory Directors
Retired                                                 Charles W. Ritter, Jr.                       Charles V. Imbler, Sr.
Jackson, MS                                             President                                     Jim Ingram
                                                        The Attala Company                            L.F. Sams, Jr.
                                                        Kosciusko, MS
J. Marlin Ivey
President                                               W. C. Shoemaker
Ivey National Corp.                                     Consultant
Kosciusko, MS                                           IMC Webb Graphics
                                                        Kosciusko, MS
Joe Ivey
Chief Executive Officer
Building One Services Corp
Minnetonka, MN

                                                               SENIOR MANAGEMENT TEAM

Hugh S. Potts, Jr.                                                          Christopher M. Burgess
Chairman of the Board                                                       Executive Vice President and
Chief Executive Officer                                                     Divisional sales Manager

Scott M. Wiggers                                                            Jeffrey A. Camp
President                                                                   Executive Vice President and
                                                                            Senior Credit Officer
Robert K. Autry, Jr.
Executive Vice President and                                                Robert C. Thompson, III
Divisional Sales Manager                                                    Executive Vice President and
                                                                            Chief Financial Officer

                                                               RETAIL ADMINISTRATION

Northern Sales Division                                                     Southern Sales Division
Robert K. Autry, Jr.                                                        Christopher M. Burgess
Executive Vice President and                                                Executive Vice President and
Divisional Sales Manager                                                    Divisional Sales Manager

Douglas P. Daly                                                             Timothy L. Alford
Manager                                                                     President
Ackerman, MS                                                                Clinton, MS

G. C. Kinney, III                                                           Michael E. Crandall
President                                                                   President
Oxford, MS                                                                  Madison/Ridgeland, MS

Harry L. Lott, Jr.                                                          Donald G. Griffin
President                                                                   President
Grenada, MS                                                                 Brandon/Pearl, MS

Thomas A. McKelroy                                                          Jeffrey B. Lacey
President                                                                   President
Bruce, MS                                                                   Kosciusko, MS

Dwayne K. Myers                                                             R. Dale McBride
President                                                                   President
Starkville, MS                                                              Durant, MS

V. Doug Springer                                                            Frank S. Street
President                                                                   President
Cleveland, MS                                                               Canton, MS

Richard A. Taylor                                                           Richard D. Wilson
President                                                                   President
Southaven, MS                                                               Philadelphia, MS

H. Lewis Whitfield
President
Tupelo, MS

                                                         CORPORATE AND INVESTOR INFORMATION

First M&F Corporation                                                       STOCK LISTING
Merchants and Farmers Bank                                                  First M&F's common stock is traded on the
221 East Washington Street                                                  NASDAQ National Market System under
P. O. Box 520                                                               The symbol FMFC.
Kosciusko, MS  39090
(601) 289-5121                                                              STOCK TRANSFER AGENT
www.mfbank.com                                                              Registrar and Transfer Company
                                                                            10 Commerce Drive
ANNUAL MEETING                                                              Cranford, NJ  07016-3572
First M&F Corporation's Annual Meeting                                      1-800-368-5948
of Shareholders will be held at 1:30 p.m.,
Wednesday April 12, 1999 in the
auditorium of the Mary Ricks Thornton
Cultural Center in Kosciusko, MS.

FINANCIAL INFORMATION                                                       FINANCIAL PUBLICATIONS
Analysts and investors seeking financial                                    Additional copies of the corporation's
information about First M&F Corp may                                        Annual Report, Form 10-K, quarterly
contact Robert C. Thompson, III, Chief                                      reports and other corporate publications are
Financial Officer                                                           available on request by contacting the
                                                                            Chief Financial Officer

                                                                            INDEPENDENT AUDITORS
                                                                            Shearer, Taylor & Co., P.A.
                                                                            605 Renaissance Way
                                                                            Ridgeland, MS  39157
                                                                            (601) 605-0099