Form 10-Q
period 2000-03-31
FIRST M&F CORP/MS
filed 2000-05-12
CIK 320387

FIRST M & F CORPORATION

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20459

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarter ended March 31, 2000               Commission File Number 0-9424

                               FIRST M amp; F CORPORATION
                  ------------------------------------------------------
                  (Exact name of registrant as specified in its charter)

                     Mississippi                         64-0636653
          -------------------------------           -------------------
          (State or other jurisdiction of            (I.R.S. Employer
          incorporation of organization)            Identification No.)

                        Registrant's telephone number:  (662) 289-5121

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

                               Yes    X       No
                                   -------       -------
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at April 30, 2000
            -----                              -----------------------------
Common stock ($5.00 par value)                       4,650,984 shares

                                         FIRST M & F CORPORATION AND SUBSIDIARY

                                                        FORM 10-Q

                                                        CONTENTS
                                                        --------

                                                                                                      Page
                                                                                                      ----

PART I:  FINANCIAL INFORMATION                                                                          3
  Item 1 - Financial Statements (unaudited):
             Consolidated Statements of Condition                                                       4
             Consolidated Statements of Income                                                          5
             Consolidated Statements of Comprehensive Income                                            6
             Consolidated Statements of Stockholders' Equity                                            7
             Consolidated Statements of Cash Flows                                                    8-9
             Notes to Consolidated Financial Statements                                                10
             Independent Accountants' Review Report                                                    11

  Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations                                          12-14

  Item 3 - Quantitative and Qualitative Disclosures About
              Market Risk                                                                              15

PART II:  OTHER INFORMATION
  Item 1 - Legal Proceedings                                                                           16
  Item 2 - Changes in Securities                                                                       16
  Item 3 - Defaults upon Senior Securities                                                             16
  Item 4 - Submission of Matters to a Vote of Security
             Holders                                                                                   16
  Item 5 - Other Information                                                                           16
  Item 6 - Exhibits and Reports on Form 8-K                                                            16
  Exhibit 11 - Computation of Earnings Per Share                                                       17

SIGNATURE                                                                                              18

PART I: FINANCIAL INFORMATION

Item 1 - Financial Statements

                                         FIRST M & F CORPORATION AND SUBSIDIARY

                                          Consolidated Statements of Condition
                                            (In Thousands, Except Share Data)

                                                                             (Unaudited)
                                                                              March 31,      December 31,
                   Assets                                                       2000             1999 (1)
                   ------                                                    -----------      -----------

Cash and due from banks                                                      $    29,106      $    42,497
Interest bearing bank balances                                                    11,826           13,611
Federal funds sold                                                                23,000            3,900
Securities available for sale (amortized
  cost of $293,192 and $306,717)                                                 284,337          299,534

Loans, net of unearned income                                                    618,662          608,950
  Allowance for loan losses                                                       (7,949)          (7,629)
                                                                             -----------      -----------
          Net loans                                                              610,713          601,321
                                                                             -----------      -----------
Bank premises and equipment                                                       18,950           18,781
Accrued interest receivable                                                        7,944            7,855
Other real estate                                                                  1,014            1,150
Intangible assets                                                                 18,741           17,966
Other assets                                                                      17,755           16,422
                                                                             -----------      -----------
                                                                             $ 1,023,386      $ 1,023,037
                                                                             ===========      ===========

     Liabilities and Stockholders' Equity
     ------------------------------------
Liabilities:
  Deposits:
    Non-interest bearing                                                     $    93,219      $    87,378
    Interest bearing                                                             713,875          702,563
                                                                             -----------      -----------
          Total deposits                                                         807,094          789,941

  Federal funds and repurchase agreements                                          3,153           12,298
  Other borrowings                                                               115,556          121,251
  Accrued interest payable                                                         3,980            3,956
  Other liabilities                                                                3,437            4,914
                                                                             -----------      -----------
          Total liabilities                                                      933,220          932,360
                                                                             -----------      -----------
Stockholders' equity:
  Common stock of $5.00 par value.  15,000,000
    shares authorized; 4,650,984 and 4,672,662
    shares issued and outstanding                                                 23,255           23,363
  Additional paid-in capital                                                      34,425           34,845
  Retained earnings                                                               38,034           36,969
  Net unrealized loss on securities available for
    sale                                                                          (5,548)          (4,500)
                                                                             -----------      -----------
          Net stockholders' equity                                                90,166           90,677
                                                                             -----------      -----------
                                                                             $ 1,023,386      $ 1,023,037
                                                                             ===========      ===========

The accompanying notes are an integral part of these financial statements.

(1) Derived from audited financial statements.

                                         FIRST M & F CORPORATION AND SUBSIDIARY

                                            Consolidated Statements of Income
                                           (In Thousands, Except Share Data)
                                                      (Unaudited)

                                                                               Three Months Ended March 31,
                                                                               -----------------------------
                                                                                2000                   1999
                                                                                ----                   ----

Interest income:
  Interest and fees on loans                                                  $ 13,131               $  9,241
  Taxable investments                                                            3,669                  2,402
  Tax exempt investments                                                           716                    769
  Federal funds sold                                                               188                    177
  Interest bearing bank balances                                                   135                     78
                                                                               -------                -------
          Total interest income                                                 17,839                 12,667
                                                                               -------                -------
Interest expense:
  Deposits                                                                       7,903                  5,764
  Short-term borrowings                                                             46                      7
  Other borrowings                                                               1,570                    120
                                                                               -------                -------
          Total interest expense                                                 9,519                  5,891
                                                                               -------                -------
          Net interest income                                                    8,320                  6,776
Provision for possible loan losses                                                 750                    511
                                                                               -------                -------
          Net interest income after provision
            for possible loan losses                                             7,570                  6,265
                                                                               -------                -------

Non interest income:
  Service charges on deposits                                                    1,388                    953
  Credit insurance income                                                           84                    107
  Mortgage banking income                                                           94                    169
  Agency commission income                                                         797                     53
  Other fee income                                                                 136                    113
  Gains (losses) on AFS investments                                                (54)                    18
  Other income                                                                     335                    153
                                                                               -------                -------
          Total non interest income                                              2,780                  1,566
                                                                               -------                -------
Non interest expenses:
  Salaries and employee benefits                                                 4,187                  2,657
  Net occupancy expense                                                            418                    287
  Equipment and data processing expenses                                           786                    658
  Intangible asset amortization                                                    335                     64
  Other expenses                                                                 1,400                  1,353
                                                                               -------                -------
          Total non interest expenses                                            7,126                  5,019
                                                                               -------                -------

          Income before income taxes                                             3,224                  2,812
Income taxes                                                                       996                    730
                                                                               -------                -------
          Net income                                                          $  2,228               $  2,082
                                                                               =======                =======

Weighted average shares                                                      4,666,711              3,639,779
Basic earnings per share                                                        $ 0.48                 $ 0.57
                                                                                  ====                   ====

The accompanying notes are an integral part of these financial statements.

                                         FIRST M & F CORPORATION AND SUBSIDIARY

                                     Consolidated Statements of Comprehensive Income
                                           (In Thousands, Except Share Data)
                                                      (Unaudited)

                                                                              Three Months Ended March 31,
                                                                              ----------------------------
                                                                               2000                   1999
                                                                               ----                   ----

Net income                                                                  $ 2,228                $ 2,082
                                                                              -----                  -----
Other comprehensive income:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses), net                                   (1,082)                  (869)
    Plus (minus) reclassification adjustment
      for (gains) losses included in net income                                  34                    (11)
                                                                              -----                  -----
          Other comprehensive income                                         (1,048)                  (880)
                                                                              -----                  -----

          Total comprehensive income                                        $ 1,180                $ 1,202
                                                                              =====                  =====

The accompanying notes are an integral part of these financial statements.

                                        FIRST M & F CORPORATION AND SUBSIDIARY

                                    Consolidated Statements of Stockholders' Equity
                                           (In Thousands, Except Share Data)
                                                     (Unaudited)

                                      Additional
                           Common      Paid-In       Retained      Unrealized
                           Stock       Capital       Earnings      Gain (Loss)        Total
                           ------     ----------     --------      -----------        -----

January 1, 1999          $ 18,199      $ 10,800      $ 32,723       $ 1,789        $ 63,511

Net income                      -             -         2,082             -           2,082

Cash dividends ($.25
  per share)                    -             -          (910)            -            (910)

Net change in
  unrealized gain
  (loss)                        -             -             -          (880)           (880)
                           ------        ------        ------        ------          ------

March 31, 1999           $ 18,199      $ 10,800       $33,895       $   909        $ 63,803
                           ======        ======        ======        ======          ======

January 1, 2000          $ 23,363      $ 34,845      $ 36,969      $ (4,500)       $ 90,677

Net income                      -             -         2,228             -           2,228

Cash dividends ($.25
  per share)                    -             -        (1,163)            -          (1,163)

35,359 common shares
  issued in
  acquisition                 177           774             -             -             951

57,037 common shares
  repurchased                (285)       (1,194)            -             -          (1,479)

Net change in
  unrealized gain
  (loss)                        -             -             -        (1,048)         (1,048)
                           ------        ------        ------        ------          ------
March 31, 2000           $ 23,255      $ 34,425      $ 38,034      $ (5,548)       $ 90,166
                           ======        ======        ======        ======          ======

The accompanying notes are an integral part of these financial statements.

                                        FIRST M & F CORPORATION AND SUBSIDIARY

                                        Consolidated Statements of Cash Flows
                                        (In Thousands, Except Share Data)
                                                   (Unaudited)

                                                                                  Three Months Ended March 31,
                                                                                  -----------------------------
                                                                                    2000                   1999
                                                                                    ----                   ----
Cash flows from operating activities:
  Net income                                                                     $  2,228               $  2,082
  Adjustments to reconcile net income to cash
    provided by operating activities:
    Depreciation and amortization                                                     767                    407
    Provision for possible loan losses                                                750                    511
    Net investment amortization                                                        70                    134
    (Gain) loss on sales of investments                                                54                    (18)
    Deferred income taxes                                                            (600)                   (49)
    (Increase) decrease in:
      Accrued interest receivable                                                     (89)                    76
      Cash surrender value of bank owned life
        insurance                                                                    (167)                  (115)
    Increase (decrease) in accrued interest
        payable                                                                        24                   (345)
    Other, net                                                                        796                  1,022
                                                                                  -------                -------
          Net cash provided by operating activities                                 3,833                  3,705
                                                                                  -------                -------
Cash flows from investing activities:
  Purchases of securities available for sale                                            -                (69,633)
  Sales of securities available for sale                                            3,800                  1,513
  Maturities of securities available for sale                                       9,707                 35,218
  Net (increase) decrease in:
    Interest bearing bank balances                                                  1,785                    481
    Federal funds sold                                                            (19,100)                 8,850
    Loans                                                                         (10,636)                (8,554)
    Bank premises and equipment                                                      (221)                  (860)
  Investment in joint venture                                                        (260)                     -
  Proceeds from sales of other real estate and
    other repossessed assets                                                          592                    308
  Net cash paid for current year acquisitions                                         (85)                     -
  Net cash paid related to prior year acquisitions                                 (1,919)                     -
                                                                                  -------                -------
          Net cash used in investing activities                                   (16,337)               (32,677)
                                                                                  -------                -------
(Continued)

                                        FIRST M & F CORPORATION AND SUBSIDIARY

                                        Consolidated Statements of Cash Flows
                                        (In Thousands, Except Share Data)
                                                   (Unaudited)

                                                                                  Three Months Ended March 31,
                                                                                  -----------------------------
                                                                                    2000                   1999
                                                                                    ----                   ----
Cash flows from financing activities:
  Net increase (decrease) in:
    Non-interest bearing deposits                                                $  5,840               $  3,533
    Interest bearing deposits                                                      11,232                 28,833
    Securities sold under agreements to
      repurchase and other short-term borrowings                                   (9,145)                  (315)
  Proceeds from other borrowings                                                   10,406                    450
  Repayments of other borrowings                                                  (16,578)                  (286)
  Cash dividends                                                                   (1,163)                  (910)
  Common shares repurchased                                                        (1,479)                     -
                                                                                  -------                -------
          Net cash provided by (used in)
            financing activities                                                     (887)                31,305
                                                                                  -------                -------
          Net increase (decrease) in cash and
            due from banks                                                        (13,391)                 2,333

Cash and due from banks at January 1                                               42,497                 22,807
                                                                                  -------                -------
Cash and due from banks at March 31                                              $ 29,106               $ 25,140
                                                                                  =======                =======

The accompanying notes are an integral part of these financial statements.

                                         FIRST M & F CORPORATION AND SUBSIDIARY

                                       Notes to Consolidated Financial Statements
                                            (In Thousands, Except Share Data)
                                                      (Unaudited)

Note 1:  Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of
     Regulation S-X.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The condensed consolidated financial statements of First M & F
     Corporation include the financial statements of Merchants & Farmers Bank, a wholly owned subsidiary, and the Bank's wholly owned subsidiaries, First M & F
     Insurance Co., M & F Financial Services, Inc.; M & F Bank Securities
     Corporation, Tyler, King & Ryder, Inc., Reynolds Insurance Agency, Inc. and
     Insurance Services, Inc.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

Note 2:  Statements of Cash Flows

   During the three months ended March 31, 2000 and 1999, the Company had the following payments:

                                                                            2000                  1999
                                                                            ----                  ----

      Interest                                                            $ 9,495               $ 6,236
      Income taxes                                                            215                    32
                                                                           ======                ======

Note 3:  Acquisitions

   On January 14, 2000, Merchants and Farmers Bank acquired Insurance Services, Inc.
     by issuing 35,359 shares of First M & F Corporation stock in exchange for all of the shares of Insurance Services, Inc.  The acquisition was accounted for as a purchase transaction.  Insurance Services, Inc. was an independent insurance agency based in Tupelo, Mississippi.

Independent Accountants' Review Report

The Board of Directors
First M & F Corporation
Kosciusko, Mississippi

We have reviewed the accompanying consolidated statement of condition of First M & F Corporation and subsidiary as of March 31, 2000, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of condition of First M & F Corporation and subsidiary as of December 31, 1999, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein) and in our report dated January 31, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of condition as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.

Ridgeland, Mississippi
May 8, 2000

FIRST M & F CORPORATION

Item 2:  Management's Discussion and Analysis of Financial Condition and Results
  of Operations

The following provides a narrative discussion and analyses of significant changes in the Company’s results of operations and financial condition. This discussion should be read in conjunction with the interim consolidated financial statements and supplemental financial data presented elsewhere in this report.

Certain of the information included in this discussion contains forward looking financial data and information that is based upon management’s belief as well as certain assumptions made by, and information currently available to management. Specifically, this discussion includes statements with respect to the adequacy of the reserve for possible loan losses; the effect of legal proceedings against the Company’s financial condition, results of operations and liquidity; year 2000 compliance issues; and market risk disclosures. Should one or more of these risks materialize or the assumptions prove to be significantly different, actual results may vary from those estimated, anticipated, projected or expected.

Financial Summary

Net income for the first three months of 2000 was $2,228,650, or $.48 per basic and diluted share as compared to $2,081,811, or $.57 per basic and diluted share in the first three months of 1999. The decrease in earnings per share is primarily due to the 1999 fourth quarter acquisition of Community Federal Bancorp. Return on assets for the first three months of 2000 was .88%, while the return on equity was 9.81%. In the first three months of 1999, the return on assets was 1.18%, with a return on equity of 13.53%. These ratios are influenced by the purchase accounting adjustments related to the Community Federal acquisition. Total assets at March 31, 2000 were $1.023 billion, as compared to $735.36 million at March 31, 1999. Average assets for the first three months of 2000 were $1.014 billion as compared to $717.67 million in the first three months of 1999.

Asset/Liability Management/Liquidity

Responsibility for managing the Company’s program for controlling and monitoring interest rate risk and for maintaining income stability, given the Company’s exposure to changes in interest rates, is vested in the asset/liability committee. Appropriate policy and guidelines, approved by the board of directors, govern these actions. Monitoring is primarily accomplished through weekly reviews and analysis of asset/liability market conditions. These include analyses of the effects of changing interest rates on the net interest income of the Company, as well as reviews of economic conditions. Cash flow analyses are also used to determine short-term interest rate risks, as well as current liquidity risks. Management believes, at March 31, 2000, there is adequate flexibility to alter the rate structure as necessary to minimize the exposure to changes in interest rates, should they occur.

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

FIRST M & F CORPORATION

Net Interest Income

Net interest income for the first three months of 2000 was $8.32 million, representing a tax-equivalent net interest margin of 3.74% as compared to 4.48% in the first three months of 1999. The decrease in the net interest margin was primarily due to a leveraged mortgage-backed securities portfolio that was part of the 1999 acquisition. The approximately $85 million portfolio of mortgage-backed securities, funded by Federal Home Loan Bank advances, was part of a Community Federal program to leverage their capital base. The tax-equivalent net interest margin on the leverage portfolio was .75% for the first quarter of 2000. Excluding the leverage portfolio, the tax-equivalent net interest margin for the first quarter of 2000 was 4.03%. Earning assets grew by 1.28% in the first quarter of 2000, while loans grew by 1.59% during the same period.

Provision for Loan Losses

The provision for loan losses for the first three months of 2000 was $750,000 as compared to $510,920 for the first three months of 1999. This increase is reflective primarily of the increased size of the loan portfolio. Nonaccrual loans and 90 days past due accruing loans as a percentage of loans outstanding was .36% at March 31, 2000 as compared to .52% at December 31, 1999. Annualized net charge-offs as a percentage of average loans were .28% for the first three months of 2000 as compared to .32% for the 1999 fiscal year. These statistics reflect management’s conservative lending philosophy, and its commitment to maintaining high asset quality standards.

Non Interest Income

Non interest income for the first three months of 2000 was 20.80% higher than in the same period in 1999. The largest increase occurred in agency commissions generated by insurance agencies acquired during the last half of 1999. Deposit service charges also increased by 45.6% in the first quarter of 2000 as compared to the first quarter of 1999. This was due to a combination of growth in volumes and pricing increases during 1999.

Non Interest Expense

Non interest expenses increased from the first quarter of 1999 to the first quarter of 2000 due to the Community Federal acquisition. Annualized non interest expenses as a percentage of average assets were 2.81% for the first three months of 2000 as compared to 2.80% for the first three months of 1999. The Company’s efficiency ratio was 61.64% for the first three months of 2000 as compared to 56.67% in the first three months of 1999. Intangible asset amortization was $335,294 in 2000 as compared to $63,691 in the first three months of 1999.

Income Taxes

Income taxes for 2000 were $995,145 as compared to $730,129 in the first three months of 1999, reflecting effective tax rates of 30.87% for the first three months of 2000 and 25.97% for the first three months of 1999. This increase in expense was caused primarily by increases in pre-tax earnings, the non-deductibility of the goodwill amortization for 2000, and the tax attributes brought over in the Community Federal acquisition.

FIRST M & F CORPORATION

Assets/Liabilities

Assets were flat compared to December 31, 1999 and grew by 39.17% from March 31, 1999. Loans grew by 1.59% in the first three months of 2000 as investments decreased by 5.07%. The competition for loans has continued very strong in many of the Company’s markets. Deposit growth of 2.17% provided funding as borrowings decreased by 11.11% in the first quarter of 2000. Loans as a percentage of assets were 60.45% at March 31, 2000, 59.52% at December 31, 1999, and 57.45% at March 31, 1999.

Equity

The Company’s regulatory capital ratios at March 31, 2000, as shown below are in excess of the minimum requirements and qualify the institution as “well capitalized” under the risk-based capital regulations.

                                                                                      ($ in thousands)
                                                                                      ----------------
  Tier 1 capital                                                                          $ 74,718
  Tier 2 capital                                                                             7,900
                                                                                           -------
      Total risk-based capital                                                            $ 82,618
                                                                                           =======

  Risk weighted assets                                                                   $ 635,625
                                                                                           =======

  Total risk-based capital ratio                                                             13.00%
                                                                                             =====

  Leverage ratio                                                                              7.44%
                                                                                              ====

The dividend payout ratio for the first three months of 2000 was 52.08%, based upon a dividend of $.25 per share. The book value of the Company’s common stock at March 31, 2000 was $19.39, with a traded market value of $23.00 per share.

FIRST M & F CORPORATION

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market risk reflects the risk of economic loss resulting from changes in interest rates and market prices. This risk of loss can be reflected in either reduced potential net interest income in future periods or diminished market values of financial assets.

The Company’s market risk arises primarily from interest rate risk, which the asset/liability management committee monitors and manages on a monthly basis. The committee manages the interest rate risks inherent in the loan, investment, deposit and borrowing portfolios of the Company. The asset/liability management committee determines the risk profile of the Company and determines strategies to maintain interest rate sensitivity at a low level. As of March 31, 2000 the institution was in a negative repricing gap position of approximately 7% of assets.

The Company has off balance sheet risks to the extent that it has made lending or investment purchase commitments. Total outstanding and unused loan commitments were $45.60 million with $12.36 million of those commitments maturing in over one (1) year. The Company monitors these commitments with respect to credit quality as well as funding-related risks.

In March, 2000, the Company entered into a collar to protect certain equity investments in Fannie Mae and Freddie Mac stocks. At March 31, the prices of both stocks were within the range delineated by the collar.

FIRST M &F CORPORATION

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

None Item 4 - Submission of Matters to a Vote of Security Holders None

Item 5 - Other Information

None Item 6 - Exhibits and Reports on Form 8-K

Exhibit 11 - Statement of computation of earnings per share

FIRST M & F CORPORATION

Exhibit 11 - Computation of Earnings Per Share

                                                                            Three Months Ended March 31,
                                                                            -----------------------------
                                                                              2000                  1999
                                                                              ----                  ----
Net income                                                               $ 2,228,650            $ 2,081,811
                                                                           =========              =========

Weighted average shares outstanding                                        4,666,711              3,639,779
                                                                           =========              =========

Earnings per share:
  Basic                                                                        $ .48                  $ .57
                                                                                ====                   ====

FIRST M & F CORPORATION

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST M & F CORPORATION
     (Registrant)

DATE:  May 12, 2000                        /s/ Hugh S. Potts, Jr.
                                           ____________________________________
                                           Hugh S. Potts, Jr.
                                           Chairman and Chief Executive Officer

DATE:  May 12, 2000                        /s/ Robert C. Thompson, III
                                           ______________________________________
                                           Robert C. Thompson, III
                                           Executive Vice President and
                                           Chief Financial Officer