Form 10-Q
period 2000-06-30
FIRST M&F CORP/MS
filed 2000-08-14
CIK 320387

FIRST M & F CORPORATION

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20459

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarter ended June 30, 2000               Commission File Number 0-9424

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

            Class                              Outstanding at July 31, 2000

Common stock ($5.00 par value)                       4,614,784 shares

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

                                                                   PART I:  FINANCIAL INFORMATION

                                                                    Item 1 - Financial Statements

                                                                   FIRST M & F CORPORATION AND SUBSIDIARY

                                                                    Consolidated Statements of Condition
                                                                      (In Thousands, Except Share Data)

                                                       (Unaudited)
                                                                               June 30,                      December 31,
                   Assets                                                      2000                             1999 (1)

Cash and due from banks                                                     $    28,877                     $    42,497
Interest bearing bank balances                                                    1,994                          13,611
Federal funds sold                                                                6,300                           3,900
Securities available for sale (cost of
  $286,082 and $306,717)                                                        276,988                         299,534

Loans                                                                           639,618                         608,950
  Allowance for loan losses                                                      (8,186)                         (7,629)
          Net loans                                                             631,432                         601,321

Bank premises and equipment                                                      18,638                          18,781
Accrued interest receivable                                                       8,214                           7,855
Other real estate                                                                   993                           1,150
Intangible assets                                                                18,994                          17,966
Other asset                                                                      17,886                          16,422

                                                                            $ 1,010,316                     $ 1,023,037

     Liabilities and Stockholders' Equity

Liabilities:
  Deposits:
    Non-interest bearing                                                    $    88,920                     $    87,378
    Interest bearing                                                            704,432                         702,563
          Total deposits                                                        793,352                         789,941

  Federal funds and repurchase agreement                                          1,793                          12,298
  Other borrowings                                                              116,842                         121,251
  Accrued interest payable                                                        4,988                           3,956
  Other liabilities                                                               2,929                           4,914
          Total liabilities                                                     919,904                         932,360

Stockholders' equity:
  Common stock of $5.00 par value.  15,000,000
    shares authorized; 4,623,284 and 4,672,662
    shares issued and outstanding                                                23,116                          23,363
  Additional paid-in capital                                                     34,015                          34,845
  Retained earnings                                                              38,981                          36,969
  Net unrealized loss on securities available
    for sale                                                                     (5,700)                         (4,500)
          Net stockholders' equity                                               90,412                          90,677

                                                                            $ 1,010,316                     $ 1,023,037

The accompanying notes are an integral part of these financial statements.

(1)  Derived from audited financial statements.

                                           FIRST M & F CORPORATION AND SUBSIDIARY

                                            Consolidated Statements of Income
                                            (In Thousands, Except Share Data)
                                                       (Unaudited)

                                  Three Months Ended June 30,    Six Months Ended June 30,

                                        2000             1999           2000         1999
Interest income:
  Interest and fees on loans            $ 13,475      $  9,428       $ 26,606     $ 18,669
  Taxable investments                      3,678         2,426          7,347        4,828
  Tax exempt investments                     702           760          1,418        1,529
  Federal funds sold                         120            19            308          196
  Interest bearing bank
    balances                                 120            36            254          114
          Total interest income           18,095        12,669         35,933       25,336

Interest expense:
  Deposits                                 8,163         5,574         16,066       11,338
  Short-term borrowings                       34            70             80           77
  Other borrowings                         1,958           181          3,527          301
          Total interest expense          10,155         5,825         19,673       11,716

          Net interest income              7,940         6,844         16,260       13,620
Provision for possible loan
  losses                                     750           591          1,500        1,102
          Net interest income after
            provision for possible
            loan losses                    7,190         6,253         14,760       12,518

Noninterest income:
  Service charges on deposits              1,664         1,024          3,052        1,977
  Credit insurance income                     78            90            162          197
  Mortgage banking income                    151           178            246          347
  Agency commission income                   713            54          1,510          106
  Other fee income                           129           124            265          237
  Gains (losses) on AFS
    investments                                -            10            (55)          28
  Other income                               248           153            583          307
          Total noninterest
            income                         2,983         1,633          5,763        3,199

Noninterest expenses:
  Salaries and employee benefits           3,506         2,811          7,692        5,468
  Net occupancy expense                      426           317            844          604
  Equipment and data processing
    expenses                                 824           592          1,611        1,250
  Intangible asset amortization              351            66            686          130
  Other expenses                           2,126         1,289          3,525        2,642
          Total noninterest
            expenses                       7,233         5,075         14,358       10,094

          Income before income
            taxes                          2,940         2,811          6,165        5,623
Income taxes                                 838           717          1,834        1,447

          Net income                    $  2,102      $  2,094       $  4,331     $  4,176

Weighted average shares                4,639,920     3,639,779      4,653,319    3,639,779
Basic earnings per share                  $ 0.45        $ 0.57         $ 0.93       $ 1.14
                                          ======        ======         ======       ======

The accompanying notes are an integral part of these financial statements.

                                                                   FIRST M & F CORPORATION AND SUBSIDIARY

                                                               Consolidated Statements of Comprehensive Income
                                                                      (In Thousands, Except Share Data)
                                                                                 (Unaudited)

                                        Three Months Ended June 30,      Six Months Ended June 30,
                                          2000             1999             2000             1999

Net income                              $ 2,102          $ 2,094         $ 4,331          $ 4,176

Other comprehensive income (loss):
    Unrealized holding gains
      (losses) on securities,
       net of taxes of
       $(90) and $(1,819)
       for the three months
       ended June 30, and
       $(734) and $(2,337) for
       the six months ended
       June 30                             (151)          (3,057)         (1,234)          (3,927)

    Plus (minus) reclassification
      adjustments for (gains)
      losses included in net
      income, net of taxes of
      $0 and $(3) for the three
      months ended June 30 and
      $21 and $(10) for the six
      months ended June 30                    -               (7)             34              (18)

          Other comprehensive
            income (loss)                  (151)          (3,064)         (1,200)          (3,945)

          Total comprehensive
            income (loss)               $ 1,951          $  (970)        $ 3,131          $   231

The accompanying notes are an integral part of these financial statements.

                                                                   FIRST M & F CORPORATION AND SUBSIDIARY

                                                               Consolidated Statements of Stockholders' Equity
                                                                      (In Thousands, Except Share Data)
                                                                                 (Unaudited)

                                    Additional
                         Common      Paid-In      Retained    Unrealized
                         Stock       Capital      Earnings    Gain (Loss)     Total

January 1, 1999         $ 18,199     $ 10,800     $ 32,723     $  1,789     $ 63,511

Net income                     -            -        4,176            -        4,176

Cash dividends ($.50
  per share)                   -            -       (1,820)           -
(1,820)

Net change in
  unrealized gain
  (loss)                       -            -            -       (3,945)
(3,945)

June 30, 1999           $ 18,199     $ 10,800     $ 35,079     $ (2,156)    $ 61,922

January 1, 2000         $ 23,363     $ 34,845     $ 36,969     $ (4,500)    $ 90,677

Net income                     -            -        4,331            -        4,331

Cash dividends ($.50
  per share)                   -            -       (2,319)           -
(2,319)

35,359 common shares
  issued in
  acquisition                177          774            -            -          951

57,037 common shares
  repurchased               (424)      (1,604)           -            -
(2,028)

Net change in
  unrealized gain
  (loss)                       -            -            -       (1,200)
(1,200)

June 30, 2000           $ 23,116     $ 34,015     $ 38,981     $ (5,700)    $ 90,412

The accompanying notes are an integral part of these financial statements.

                                                                   FIRST M & F CORPORATION AND SUBSIDIARY

                                                                 Consolidated Statements of Cash Flows
                                                                      (In Thousands, Except Share Data)
                                                                               (Unaudited)

                                                                        Six Months Ended June 30,
                                                                          2000                             1999

Cash flows from operating activities:
  Net income                                                            $  4,331                        $  4,176
  Adjustments to reconcile net income to cash
    provided by operating activities:
    Depreciation and amortization                                          1,563                             820
    Provision for possible loan losses                                     1,500                           1,102
    Net investment amortization                                              321                             310
    (Gain) loss on sales of investments                                       55                             (28)
    Deferred income taxes                                                   (593)                           (186)
    Increase in:
      Accrued interest receivable                                           (359)                            (42)
      Cash surrender value of bank owned life
        insurance                                                           (296)                           (228)
    Increase (decrease) in:
      Accrued interest payable                                             1,032                            (130)
      Income taxes payable                                                   392                             (98)
    Other, net                                                              (608)                            205

          Net cash provided by operating activities                        7,338                           5,901

Cash flows from investing activities:
  Purchases of securities available for sale                                   -                         (70,333)
  Sales of securities available for sale                                   3,800                          12,458
  Maturities of securities available for sale                             17,005                          46,270
  Net (increase) decrease in:
    Interest bearing bank balances                                        11,617                           4,444
    Federal funds sold                                                    (2,400)                         17,350
    Loans                                                                (32,241)                        (25,896)
    Bank premises and equipment                                             (352)                         (2,142)
    Investment in joint venture                                             (260)                              -
    Proceeds from sales of other real estate
      and other repossessed assets                                           878                             588
    Net cash paid for current year acquisitions                             (313)                              -
    Net cash paid related to prior year acquisitions                      (2,065)                              -

          Net cash used in investing activities                           (4,331)                        (17,261)
(Continued)

                                                                 FIRST M & F CORPORATION AND SUBSIDIARY

                                                               Consolidated Statements of Cash Flows
                                                                      (In Thousands, Except Share Data)
                                                                                 (Unaudited)

                                                                                    Six Months Ended June 30,
                                                                                       2000                            1999

Cash flows from financing activities:
  Net increase (decrease) in:
    Non-interest bearing deposits                                                   $  1,543                        $ (1,257)
    Interest bearing deposits                                                          1,708                          13,313
    Securities sold under agreements to
      repurchase and other short-term borrowings                                     (10,506)                           (329)
  Proceeds from other borrowings                                                      20,406                           7,892
  Repayments of other borrowings                                                     (25,431)                         (2,885)
  Cash dividends                                                                      (2,319)                         (1,820)
  Common shares repurchased                                                           (2,028)                              -

          Net cash provided by (used in)
            financing activities                                                     (16,627)                         14,914

          Net increase (decrease) in cash and
            due from banks                                                           (13,620)                          3,554

Cash and due from banks at January 1                                                  42,497                          22,807

Cash and due from banks at June 30                                                  $ 28,877                        $ 26,361

The accompanying notes are an integral part of these financial statements.

                                                             Notes to Consolidated Financial Statements
                                                                 (In Thousands, Except Share Data)

Note 1:  Basis of Presentation

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of
        Regulation S-X.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The consolidated financial statements of First M & F Corporation include the financial statements of Merchants & Farmers Bank, a wholly owned subsidiary, and the Bank's wholly owned subsidiaries, First M & F Insurance Co.,
        M & F Financial Services, Inc., M & F Bank Securities Corporation, Tyler, King
        & Ryder, Inc., Reynolds Insurance Agency, Inc. and Insurance Services, Inc.  For
        further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

Note 2:  Statements of Cash Flows

  During the six months ended June 30, 2000 and 1999, the Company had the following payments:

                                                          2000                          1999

      Interest                                         $ 18,641                      $ 11,847
      Income taxes                                        2,144                         1,732

Note 3:  Acquisitions

  On January 14, 2000, Merchants & Farmers Bank acquired Insurance Services, Inc.
        by issuing 35,359 shares of First M & F Corporation stock in exchange for all of the shares of Insurance Services, Inc.  The acquisition was accounted for as a purchase transaction.  Insurance Services, Inc. was an independent insurance agency based in Tupelo, Mississippi.

  On April 1, 2000, Merchants & Farmers Bank acquired all of the outstanding shares of House of Insurance, Inc. for $230 in cash.  The acquisition was accounted for as a purchase.  House of Insurance, Inc., based in Tupelo, Mississippi, was merged into Insurance Services, Inc.

Independent Accountants’ Review Report

The Board of DirectorsFirst
M & F CorporationKosciusko,
Mississippi

We have reviewed the accompanying consolidated statement of condition of First M & F Corporation and subsidiary as of June 30, 2000, and the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2000 and 1999 and the related consolidated statements of stockholders’ equity and cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be make to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of condition of First M & F Corporation and subsidiary as of December 31, 1999, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein) and in our report dated January 31, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in te accompanying consolidated statement of condition as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.

Ridgeland, MississippiAugust
9, 2000

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

Financial Summary

Net income for the first six months of 2000 was $4,330,666 or $.93 per basic and diluted share as compared to $4,175,869 or $1.14 per basic and diluted share for the same period in 1999. The decrease in earnings per share is primarily due to the 1999 fourth quarter acquisition of Community Federal Bancorp as well as narrowing interest margins in 2000. Return on assets for the first six months of 2000 was .86%, while the return on equity was 9.54%. In the first six months of 1999, the return on assets was 1.16%, with a return on equity of 13.03%. These comparative ratios are influenced by the purchase accounting adjustments related to the Community Federal acquisition. Total assets at June 30, 2000 were $1.010 billion, as compared to $717.29 million at June 30, 1999.

Net income for the three months ended June 30, 2000 was $2,102,016 or $.45 per share as compared to $2,094,058 or $.57 per share for the same period in 1999. The most significant difference between the two periods was the goodwill amortization in 2000 that was related to the 1999 acquisition.

Asset/Liability Management/Liquidity

Responsibility for managing the Company’s program for controlling and monitoring interest rate risk and for maintaining income stability, given the Company’s exposure to changes in interest rates, is vested in the asset/liability committee. Appropriate policy and guidelines, approved by the board of directors, govern these actions. Monitoring is primarily accomplished through weekly reviews and analysis of asset and liability repricing opportunities, market conditions and expectations for the economy. Cash flow analyses are also used to project short-term interest rate risks and liquidity risks. Management believes, at June 30, 2000, there is adequate flexibility to alter the rate structure as necessary to minimize the exposure to changes in interest rates, should they occur.

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

FIRST M & F CORPORATION

Net Interest Income

Net interest income for the first six months of 2000 was $16.26 million, representing a tax-equivalent net interest margin of 3.70% as compared to 4.44% in the first six months of 1999. The decrease in the net interest margin was primarily due to a leveraged mortgage-backed securities portfolio that was part of the 1999 acquisition. The approximately $85 million portfolio of mortgage-backed securities, funded by Federal Home Loan Bank advances, was part of a Community Federal program to leverage their capital base. The tax-equivalent net interest margin on the leverage portfolio was .79% for the first half of 2000. Excluding the leverage portfolio, the tax equivalent net interest margin for the first half of 2000 was 3.99%. The Company came under pricing pressures during 2000 due to the Federal Reserve interest rate increases. This caused the tax-equivalent net interest margin to decrease to 3.64% for the second quarter of 2000 from 3.77% in the first quarter of 2000.

Provision for Loan Losses

The provision for loan losses for the first six months of 2000 was $1,500,000 as compared to $1,101,920 for the first six months of 1999. This increase is due mainly to the increased size of the loan portfolio. Nonaccrual loans and 90 days past due accruing loans as a percentage of loans outstanding were .42% at June 30, 2000 as compared to .52% at December 31, 1999 and .49% at June 30, 1999. Annualized net charge-offs as a percentage of average loans were .30% for the first six months of 2000 as compared to .32% for the first six months of 1999.

Noninterest Income

Noninterest income for the first six months of 2000 was 80.15% higher than in the same period in 1999. The largest increase occurred in agency commissions generated by insurance agencies acquired during the last half of 1999 and the first two quarters of 2000. Deposit service charges also increased by 54.38% in the first half of 2000 as compared to the first half of 1999. This was primarily due to additional volumes attributable to a new no-fee checking account with overdraft privileges that was introduced in the fourth quarter of 1999.

Noninterest Expenses

Noninterest expenses increased from the first half of 1999 to the first half of 2000 due to the Community Federal acquisition and the insurance agency acquisitions. Excluding goodwill amortization, noninterest expenses were up by 37.21% in the first half of 2000 as compared to the first half of 1999. The largest increase was in salaries and benefits, with approximately half of the increase due to the Community Federal acquisition and the other half attributable to the insurance agency acquisitions. Annualized noninterest expenses as a percentage of average assets were 2.85% for the first half of 2000 as compared to 2.80% for the first half of 1999. The Company’s efficiency ratio was 62.56% for the first half of 2000 as compared to 57.10% for the first half of 1999. Intangible asset amortization was $686,366 in 2000 as compared to $130,129 in the first half of 1999.

Income Taxes

Income taxes for 2000 were $1,833,539 as compared to $1,446,899 in the first six months of 1999, reflecting effective tax rates of 30.56% for the first six months of 2000 and 25.73% for the first six months of 1999. This increase in expense was caused primarily by increases in pre-tax earnings, the non-deductibility of the goodwill amortization for 2000, and the tax attributes brought over in the Community Federal acquisition.

FIRST M & F CORPORATION

Assets/Liabilities

Assets were down by 1.24% from December 31, 1999 and up by 40.85% from June 30, 2000. Loans grew by 5.04% in the first half of 2000 as compared to 5.82% in the first half of 1999. Investments were down by 7.53% in 2000 as those funds were used to fund loans and to pay down debt. Loan demand and bank competition for commercial loans remained strong in the first half of 2000. Loans as a percentage of assets were 63.31% at June 30, 2000 as compared to 59.52% at December 31, 1999 and 61.11% at June 30, 1999.

Equity

The Company’s regulatory capital ratios at June 30, 2000, as shown below, are in excess of the minimum requirements and qualify the institution as “well capitalized” under the risk-based capital regulations.

  Tier 1 capital                                                    $  74,031
  Tier 2 capital                                                        8,056

            Total risk-based capital                                $  82,087

  Risk weighted assets                                              $ 644,369

  Total risk-based capital ratio                                        12.74%

  Leverage ratio                                                         7.47%

The dividend payout ratio for the first six months of 2000 was 53.76% based upon a dividend of $.50 per share. The book value of the Company’s common stock at June 30, 2000 was $19.39, with a traded market value of $20.63 per share.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market risk reflects the risk of economic loss resulting from changes in interest rates and market prices. This risk of loss can be reflected in either reduced potential net interest income in future periods or diminished market values of financial assets.

The Company’s market risk arises primarily from interest rate risk, which the asset/liability management committee monitors and manages on a monthly basis. The committee manages the interest rate risks inherent in the loan, investment, deposit and borrowing portfolios of the Company. The asset/liability management committee determines the risk profile of the Company and determines strategies to maintain interest rate sensitivity at a low level. As of June 30, the institution was in a negative repricing gap position of approximately 6% of assets.

The Company has off balance sheet risks to the extent that it has made lending or investment purchase commitments. Total outstanding, unused loan commitments were $38.04 million with $7.15 million of these commitments maturing in over one year. The Company monitors these commitments with respect to credit quality as well as funding-related risks.

In March, 2000, the Company entered into a collar to protect certain equity investments in Fannie Mae and Freddie Mac stocks. At June 30, the prices of both stocks were within the range delineated by the collar.

15

FIRST M & F CORPORATION PART II: OTHER INFORMATION

Item 1 - Legal Proceedings

No new legal proceedings occurred in the second quarter.

Item 2 - Changes in Securities

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

The annual stockholders’ meeting was held on April 12, 2000. The stockholders elected five directors to serve a term of three years, two directors to serve a term of one year, and one director to serve a term of two years. These matters are outlined in more detail in the Company’s proxy statement.

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K Exhibit 11 - Statement of computation of earnings per share

                                                                       FIRST M & F CORPORATION

Exhibit 11 - Computation of Earnings Per Share

                                                               Three Months Ended June 30,
                                                               2000                     1999

Net income                                                $ 2,102,016               $ 2,094,058

Weighted average shares outstanding                         4,639,928                 3,639,779

Earnings per share:
  Basic                                                         $ .45                     $ .57

                                                                   Six Months Ended June 30,
                                                              2000                       1999

Net income                                               $ 4,330,666                  $ 4,175,869

Weighted average shares outstanding                        4,653,319                    3,639,779

Earnings per share:
  Basic                                                        $ .93                       $ 1.14

There is no dilutive effect from stock options.

FIRST M & F CORPORATION

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST M & F CORPORATION
     (Registrant)

DATE:  August 11, 2000                     /s/ Hugh S. Potts, Jr.
                                           ----------------------------
                                           Hugh S. Potts, Jr.
                                           Chairman and Chief Executive Officer

DATE:  August 11, 2000                     /s/ Robert C. Thompson, III
                                           ----------------------------
                                           Robert C. Thompson, III
                                           Executive Vice President and
                                             Chief Financial Officer