Form 10-Q
period 2000-09-30
FIRST M&F CORP/MS
filed 2000-11-14
CIK 320387

FIRST M & F CORPORATION

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20459

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarter ended September 30, 2000          Commission File Number 0-9424

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

            Class                              Outstanding at October 31, 2000

Common stock ($5.00 par value)                         4,614,784 shares

                                                FIRST M & F CORPORATION AND SUBSIDIARY

                                                               FORM 10-Q

                                                               CONTENTS

                                                                                             Page

PART I:  FINANCIAL INFORMATION                                                                 3
  Item 1 - Financial Statements (unaudited):
             Consolidated Statements of Condition                                              4
             Consolidated Statements of Income                                               5-6
             Consolidated Statements of Comprehensive Income                                   7
             Consolidated Statements of Stockholders' Equity                                   8
             Consolidated Statements of Cash Flows                                          9-10
             Notes to Consolidated Financial Statements                                       11
             Independent Accountants' Review Report                                           12

  Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations                                  3-15

  Item 3 - Quantitative and Qualitative Disclosures About
             Market Risk                                                                      16

PART II:  OTHER INFORMATION
  Item 1 - Legal Proceedings                                                                  17
  Item 2 - Changes in Securities                                                              17
  Item 3 - Defaults upon Senior Securities                                                    17
  Item 4 - Submission of Matters to a Vote of Security
             Holders                                                                          17
  Item 5 - Other Information                                                                  17
  Item 6 - Exhibits and Reports on Form 8-K                                                   17
  Exhibit 11 - Computation of Earnings Per Share                                              18

SIGNATURE                                                                                     19

                                                                   PART I:  FINANCIAL INFORMATION

                                                                    Item 1 - Financial Statements

                                                                   FIRST M & F CORPORATION AND SUBSIDIARY

                                                                    Consolidated Statements of Condition
                                                                      (In Thousands, Except Share Data)

                                                       (Unaudited)
                                                       September 30,                  December 31,
                   Assets                                  2000                           1999 (1)

Cash and due from banks                             $    28,077                     $    42,497
Interest bearing bank balances                            3,275                          13,611
Federal funds sold                                       13,500                           3,900
Securities available for sale (cost of
  $276,673 and $306,717)                                271,918                         299,534

Loans                                                   643,796                         608,950
  Allowance for loan losses                              (7,801)                         (7,629)
                                                      ----------                      ----------
          Net loans                                     635,995                         601,321
                                                      ----------                      ----------
Bank premises and equipment                              18,850                          18,781
Accrued interest receivable                               8,355                           7,855
Other real estate                                           934                           1,150
Intangible assets                                        18,634                          17,966
Other asset                                              14,335                          16,422
                                                      ----------                      ----------
                                                    $ 1,013,873                     $ 1,023,037
                                                      =========                       =========

     Liabilities and Stockholders' Equity

Liabilities:
  Deposits:
    Non-interest bearing                            $    88,894                     $    87,378
    Interest bearing                                    707,633                         702,563
                                                      ----------                      ----------
          Total deposits                                796,527                         789,941

  Federal funds and repurchase agreements                 5,967                          12,298
  Other borrowings                                      109,341                         121,251
  Accrued interest payable                                6,160                           3,956
  Other liabilities                                       3,297                           4,914
                                                      ----------                      ----------
          Total liabilities                             921,292                         932,360
                                                      ----------                      ----------
Stockholders' equity:
  Common stock of $5.00 par value.  15,000,000
    shares authorized; 4,614,784 and 4,672,662
    shares issued and outstanding                        23,074                          23,363
  Additional paid-in capital                             33,876                          34,845
  Retained earnings                                      39,344                          36,969
  Net unrealized loss on securities available
    for sale                                             (3,713)                         (4,500)
                                                      ----------                      ----------
          Net stockholders' equity                       92,581                          90,677
                                                      ----------                      ----------

                                                    $ 1,013,873                     $ 1,023,037
                                                      =========                       =========

The accompanying notes are an integral part of these financial statements.

(1)  Derived from audited financial statements.

                                                                   FIRST M & F CORPORATION AND SUBSIDIARY

                                                                      Consolidated Statements of Income
                                                                      (In Thousands, Except Share Data)
                                                                                 (Unaudited)

                                        Three Months Ended            Nine Months Ended
                                           September 30,                September 30,
                                        ------------------            ------------------
                                         2000           1999          2000          1999
                                         ----           ----          ----          ----
Interest income:
  Interest and fees on loans         $ 13,975       $  9,888      $ 40,581      $ 28,557
  Taxable investments                   3,483          2,221        10,829         7,049
  Tax exempt investments                  704            750         2,122         2,279
  Federal funds sold                      264             46           572           242
  Interest bearing bank
    balances                              120             47           375           160
                                       ------         ------        ------        ------
          Total interest income        18,546         12,952        54,479        38,287
                                       ------         ------        ------        ------

Interest expense:
  Deposits                              8,843          5,697        24,909        17,034
  Short-term borrowings                    48             30           128           107
  Other borrowings                      1,943            222         5,471           523
                                       ------         ------        ------        ------
          Total interest expense       10,834          5,949        30,508        17,664
                                       ------         ------        ------        ------
          Net interest income           7,712          7,003        23,971        20,623
Provision for possible loan
  losses                                1,150            641         2,650         1,743
                                       ------         ------        ------        ------
          Net interest income after
            provision for possible
            loan losses                 6,562          6,362        21,321        18,880
                                       ------         ------        ------        ------
Noninterest income:
  Service charges on deposits           1,728          1,109         4,780         3,086
  Credit insurance income                  95             87           258           284
  Mortgage banking income                 129            152           375           499
  Agency commission income                810            968         2,320         1,074
  Other fee income                        102             94           367           331
  Gains (losses) on AFS
    investments                             -             (2)          (55)           26
  Other income                            291            334           874           641
                                       ------         ------        ------        ------
          Total noninterest
            income                      3,155          2,742         8,919         5,941
                                       ------         ------        ------        ------

                                                                   FIRST M & F CORPORATION AND SUBSIDIARY

                                                                      Consolidated Statements of Income
                                                                      (In Thousands, Except Share Data)
                                                                                 (Unaudited)

                                         Three Months Ended                Nine Months Ended
                                            September 30,                    September 30,
                                       ----------------------           ----------------------
                                          2000           1999            2000            1999
                                          ----           ----            ----            ----
Noninterest expenses:
  Salaries and employee benefits      $  3,997        $  3,618       $ 11,689        $  9,086
  Net occupancy expense                    462             351          1,305             954
  Equipment and data processing
    expenses                               874             704          2,486           1,954
  Intangible asset amortization            342              82          1,028             213
  Other expenses                         1,934           1,587          5,460           4,230
                                        ------          ------         ------          ------
          Total noninterest
            expenses                     7,609           6,342         21,968          16,437
                                        ------          ------         ------          ------
          Income before income
            taxes                        2,108           2,762          8,272           8,384
Income taxes                               591             659          2,424           2,105
                                        ------          ------         ------          ------
          Net income                  $  1,517        $  2,103       $  5,848        $  6,279
                                        ======          ======         ======          ======

Weighted average shares:
  Basic                              4,616,056       3,708,974      4,640,849       3,663,097
  Diluted                            4,616,056       3,709,654      4,640,849       3,663,130
                                     =========       =========      =========       =========

Earnings per share:
  Basic                                 $ 0.33          $ 0.57         $ 1.26          $ 1.71
  Diluted                                 0.33            0.57           1.26            1.71
                                          ====            ====           ====            ====

The accompanying notes are an integral part of these financial statements.

                                 FIRST M & F CORPORATION AND SUBSIDIARY

                              Consolidated Statements of Comprehensive Income
                                    (In Thousands, Except Share Data)
                                               (Unaudited)

                                      Three Months Ended               Nine Months Ended
                                         September 30,                   September 30,
                                      -------------------              -------------------
                                      2000            1999             2000           1999

Net income                         $ 1,517         $ 2,103          $ 5,848         $ 6,279
                                   -------         -------          -------         -------

Other comprehensive income (loss):
    Unrealized holding gains
      (losses) on securities,
       net of taxes of
       $1,182 and $(127) for
       the three months ended
       September 30, and $448
       and $(2,462) for the
       nine months ended
       September 30                  1,987            (213)             753          (4,140)

    Plus (minus) reclassification
      adjustments for (gains)
      losses included in net
      income, net of taxes of
      $0 and $0 for the three
      months ended September 30
      and $21 and $(10) for the
      nine months ended
      September 30                       -               2               34             (16)
                                   -------         -------          -------         -------
          Other comprehensive
            income (loss)            1,987            (211)             787          (4,156)
                                   -------         -------          -------         -------
          Total comprehensive
            income (loss)          $ 3,504         $ 1,892          $ 6,635         $ 2,123
                                   =======         =======          =======         =======

The accompanying notes are an integral part of these financial statements.

                                 FIRST M & F CORPORATION AND SUBSIDIARY

                              Consolidated Statements of Stockholders' Equity
                                    (In Thousands, Except Share Data)
                                               (Unaudited)

                                    Additional
                         Common      Paid-In      Retained    Unrealized
                         Stock       Capital      Earnings    Gain (Loss)     Total
                         -----       -------      --------    -----------     -----

January 1, 1999         $ 18,199     $ 10,800     $ 32,723     $  1,789     $ 63,511

Net income                     -            -        6,279            -        6,279

Cash dividends ($.75
  per share)                   -            -       (2,747)           -       (2,747)

69,997 common shares
  issued in acquisition      350         (153)           -            -          197

1,600 common shares
  repurchased                 (8)         (47)           -            -          (55)

Net change in
  unrealized gain
  (loss)                       -            -            -       (4,156)      (4,156)
                          -------    --------       ------       -------      -------
September 30, 1999      $ 18,541     $ 10,600     $ 36,255     $ (2,367)    $ 63,029
                        ========     ========     ========     ========     ========

January 1, 2000         $ 23,363     $ 34,845     $ 36,969     $ (4,500)    $ 90,677

Net income                     -            -        5,848            -        5,848

Cash dividends ($.75
  per share)                   -            -       (3,473)           -       (3,473)

35,359 common shares
  issued in
  acquisition                177          774            -            -          951

93,237 common shares
  repurchased               (466)      (1,743)           -            -       (2,209)

Net change in
  unrealized gain
  (loss)                       -            -            -           787          787
                          -------    --------       -------      -------      -------
September 30, 2000       $ 23,074     $ 33,876     $ 39,344      $(3,713)    $ 92,581
                         ========     ========     ========     ========     ========

The accompanying notes are an integral part of these financial statements.

                                 FIRST M & F CORPORATION AND SUBSIDIARY

                              Consolidated Statements of Cash Flows
                                    (In Thousands, Except Share Data)
                                               (Unaudited)

                                                                   Nine Months Ended
                                                                      September 30,
                                                                 ----------------------
                                                                 2000                 1999
                                                                 ----                 ----
Cash flows from operating activities:
  Net income                                                   $  5,848            $  6,279
  Adjustments to reconcile net income to cash
    provided by operating activities:
    Depreciation and amortization                                 2,386               1,252
    Provision for possible loan losses                            2,650               1,743
    Net investment amortization                                     161                 406
    (Gain) loss on sales of investments                              55                 (26)
    Deferred income taxes                                          (592)               (656)
    (Increase) decrease in:
      Accrued interest receivable                                  (501)                101
      Cash surrender value of bank owned life
        insurance                                                  (425)               (342)
    Increase in:
      Accrued interest payable                                    2,204                 103
      Income taxes payable                                        2,267                  64
    Other, net                                                     (163)                604
                                                                --------            --------

          Net cash provided by operating activities              13,890               9,528
                                                                --------            --------
Cash flows from investing activities:
  Purchases of securities available for sale                     (2,024)            (59,333)
  Sales of securities available for sale                          3,800              13,013
  Maturities of securities available for sale                    28,522              46,172
  Net (increase) decrease in:
    Interest bearing bank balances                               10,336               4,554
    Federal funds sold                                           (9,600)             18,850
    Loans                                                       (38,207)            (54,861)
    Bank premises and equipment                                  (1,028)             (3,287)
    Investment in joint venture                                    (260)                  -
    Proceeds from sales of other real estate
      and other repossessed assets                                1,056               1,336
    Net cash paid for current year acquisitions                    (465)                  -
    Net cash paid related to prior year acquisitions             (2,190)                  -
                                                                --------            --------
          Net cash used in investing activities                 (10,060)            (33,556)
                                                                --------            --------

                                                                (Continued)

                                             FIRST M & F CORPORATION AND SUBSIDIARY
                                             Consolidated Statements of Cash Flows
                                               (In Thousands, Except Share Data)
                                                         (Unaudited)

                                                                        Nine Months Ended
                                                                          September 30,
                                                                       -------------------
                                                                       2000           1999
                                                                       ----           ----

Cash flows from financing activities:
  Net increase (decrease) in:
    Non-interest bearing deposits                                   $  1,516       $ (2,864)
    Interest bearing deposits                                          4,827         10,793
    Securities sold under agreements to
      repurchase and other short-term borrowings                      (6,331)        12,871
  Proceeds from other borrowings                                      20,656         18,547
  Repayments of other borrowings                                     (33,236)        (6,675)
  Cash dividends                                                      (2,209)        (2,747)
  Common shares repurchased                                           (3,473)           (55)
                                                                      -------        -------

          Net cash provided by (used in)
            financing activities                                     (18,250)        29,870
                                                                      -------        -------
          Net increase (decrease) in cash and
            due from banks                                           (14,420)         5,842

Cash and due from banks at January 1                                  42,497         22,807
                                                                      -------        -------
Cash and due from banks at September 30                             $ 28,077       $ 28,649
                                                                      =======        =======

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(In Thousands, Except Share Data)

Note 1: Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements of First M & F Corporation include the financial statements of Merchants & Farmers Bank, a wholly owned subsidiary, and the Bank’s wholly owned subsidiaries, First M & F Insurance Co., M & F Financial Services, Inc., M & F Bank Securities Corporation, Tyler, King & Ryder, Inc., Reynolds Insurance Agency, Inc. and Insurance Services, Inc. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 1999.

Note 2: Statements of Cash Flows

        During the nine months ended September 30, 2000 and 1999, the Company had the following payments:

                                                             2000                          1999
                                                             ----                          ----

      Interest                                            $ 28,304                      $ 17,561
      Income taxes paid                                      2,450                         2,698
      Income taxes refunded                                  2,245                             -
                                                             =====                         ======

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

Independent Accountants' Review Report

The Board of Directors
First M & F Corporation
Kosciusko, Mississippi

We have reviewed the accompanying consolidated statement of condition of First M & F Corporation and subsidiary as of September 30, 2000, and the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2000 and 1999 and the related consolidated statements of stockholders’ equity and cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of condition of First M & F Corporation and subsidiary as of December 31, 1999, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein) and in our report dated January 31, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of condition as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.

Ridgeland, Mississippi
November 3, 2000

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

Certain information included in this discussion contains forward looking financial data and information that is based upon management’s belief as well as certain assumptions made by, and information currently available to management. Specifically, this discussion includes statements with respect to the adequacy of the reserve for possible loan losses; the effect of legal proceedings against the Company’s financial condition, results of operations and liquidity; year 2000 compliance issues; and market risk disclosures. Should one or more of these risks materialize or the assumptions prove to be significantly different, actual results may vary from those estimated, anticipated, projected or expected.

Financial Summary

Net income for the first nine months of 2000 was $5,848,072 or $1.26 per basic and diluted share as compared to $6,279,314 or $1.71 per basic and diluted share for the same period in 1999. The decrease in earnings per share is primarily due to the 1999 fourth quarter acquisition of Community Federal Bancorp as well as narrowing interest margins in 2000. Return on assets for the first nine months of 2000 was .77%, while the return on equity was 8.56%. In the first nine months of 1999, the return on assets was 1.16%, with a return on equity of 13.11%. These comparative ratios are influenced by the purchase accounting adjustments related to the Community Federal acquisition. Total assets at September 30, 2000 were $1.014 billion, as compared to $735.62 million at September 30, 1999.

Net income for the three months ended September 30, 2000 was $1,517,406 or $.33 per share as compared to $2,103,445 or $.57 per share for the same period in 1999. The most significant difference between the two periods was the goodwill amortization in 2000 that was related to the 1999 acquisition.

Asset/Liability Management/Liquidity

Responsibility for managing the Company’s program for controlling and monitoring interest rate risk and for maintaining income stability, given the Company’s exposure to changes in interest rates, is vested in the asset/liability committee. Appropriate policy and guidelines, approved by the board of directors, govern these actions. Monitoring is primarily accomplished through weekly reviews and analysis of asset and liability repricing opportunities, market conditions and expectations for the economy. Cash flow analyses are also used to project short-term interest rate risks and liquidity risks. Management believes, at September 30, 2000, there is adequate flexibility to alter the rate structure as necessary to minimize the exposure to changes in interest rates, should they occur.

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

FIRST M & F CORPORATION

Net Interest Income

Net interest income for the first nine months of 2000 was $23.97 million, representing a tax-equivalent net interest margin of 3.60% as compared to 4.43% in the first nine months of 1999. The decrease in the net interest margin was primarily due to a leveraged mortgage-backed securities portfolio that was part of the 1999 acquisition. The approximately $85 million portfolio of mortgage-backed securities, funded by Federal Home Loan Bank advances, was part of a Community Federal program to leverage their capital base. The tax-equivalent net interest margin on the leverage portfolio was .77% for the first nine months of 2000. Excluding the leverage portfolio, the tax equivalent net interest margin for the first nine months of 2000 was 3.88%. The Company came under pricing pressures during 2000 due to the Federal Reserve interest rate increases. This caused the tax-equivalent net interest margin to decrease to 3.46% for the third quarter of 2000 from 3.64% in the second quarter of 2000 and 3.77% in the first quarter of 2000.

Provision for Loan Losses

The provision for loan losses for the first nine months of 2000 was $2,650,000 as compared to $1,742,920 for the first nine months of 1999. This increase is due mainly to the increased size of the loan portfolio. Nonaccrual loans and 90 days past due accruing loans as a percentage of loans outstanding were .53% at September 30, 2000 as compared to .52% at December 31, 1999 and .52% at September 30, 1999. Annualized net charge-offs as a percentage of average loans were .53% for the first nine months of 2000 as compared to .32% for the first nine months of 1999 fiscal year. However, these 2000 charge-off totals include a charge-off on one small business credit of approximately $1 million. Management believes that this is an isolated event, and does not reflect a trend of deterioration in the loan portfolio.

Noninterest Income

Noninterest income for the first nine months of 2000 was 50.11% higher than in the same period in 1999. The largest increase occurred in agency commissions generated by insurance agencies acquired during the last half of 1999 and the first two quarters of 2000. Deposit service charges also increased by 54.88% in the first nine months of 2000 as compared to the first nine months of 1999. This was primarily due to additional volumes attributable to a new no-fee checking account with overdraft privileges that was introduced in the fourth quarter of 1999.

Noninterest Expenses

Noninterest expenses increased from the first nine months of 1999 to the first nine months of 2000 due to the Community Federal acquisition and the insurance agency acquisitions. Excluding goodwill amortization, noninterest expenses were up by 29.06% in the first nine months of 2000 as compared to the first nine months of 1999. The largest increase was in salaries and benefits, with approximately half of the increase due to the Community Federal acquisition and the other half attributable to the insurance agency acquisitions. Annualized noninterest expenses as a percentage of average assets were 2.89% for the first nine months of 2000 as compared to 3.03% for the first nine months of 1999. The Company’s efficiency ratio was 64.08% for the first nine months of 2000 as compared to 58.51% for the first nine months of 1999. Intangible asset amortization was $1,028,277 in 2000 as compared to $212,681 in the first nine months of 1999.

FIRST M & F CORPORATION

Income Taxes

Income taxes for 2000 were $2,424,132 as compared to $2,105,342 in the first nine months of 1999, reflecting effective tax rates of 29.30% for the first nine months of 2000 and 25.11% for the first nine months of 1999. This increase in expense was caused primarily by the non-deductibility of the goodwill amortization for 2000 and the tax attributes brought over in the Community Federal acquisition.

Assets/Liabilities

Assets were down by .90% from December 31, 1999 and up by 37.83% from September 30, 2000. Loans grew by 5.72% in the first nine months of 2000 as compared to 12.65% in the first nine months of 1999. Investments were down by 9.22% in 2000 as those funds were used to fund loans and to pay down debt. Loan demand and bank competition for commercial loans remained strong in the first nine months of 2000. Loans as a percentage of assets were 63.50% at September 30, 2000 as compared to 59.52% at December 31, 1999 and 63.43% at September 30, 1999.

Equity

The Company’s regulatory capital ratios at September 30, 2000, as shown below, are in excess of the minimum requirements and qualify the institution as “well capitalized” under the risk-based capital regulations.

                                                      ($ in Thousands)

  Tier 1 capital                                          $ 76,870
  Tier 2 capital                                             7,801
                                                          ========

            Total risk-based capital                      $ 84,671
                                                          ========

  Risk weighted assets                                   $ 654,475
                                                         =========

  Total risk-based capital ratio                             12.94%
                                                             =====

  Leverage ratio                                              7.69%
                                                              ====

The dividend payout ratio for the first nine months of 2000 was 59.52% based upon a dividend of $.75 per share. The book value of the Company’s common stock at September 30, 2000 was $20.06, with a traded market value of $18.00 per share.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market risk reflects the risk of economic loss resulting from changes in interest rates and market prices. This risk of loss can be reflected in either reduced potential net interest income in future periods or diminished market values of financial assets.

The Company’s market risk arises primarily from interest rate risk, which the asset/liability management committee monitors and manages on a monthly basis. The committee manages the interest rate risks inherent in the loan, investment, deposit and borrowing portfolios of the Company. The asset/liability management committee determines the risk profile of the Company and determines strategies to maintain interest rate sensitivity at a low level. As of September 30, the institution was in a negative repricing gap position of approximately 2% of assets.

The Company has off balance sheet risks to the extent that it has made lending or investment purchase commitments. Total outstanding, unused loan commitments were $42.82 million with $8.82 million of these commitments maturing in over one year. The Company monitors these commitments with respect to credit quality as well as funding-related risks.

In March, 2000, the Company entered into a collar to protect certain equity investments in Fannie Mae and Freddie Mac stocks. At September 30, the prices of both stocks were within the range delineated by the collar. The collar was designed to lock in losses of approximately $1.3 million on the stocks. The $1.3 million in losses, net of tax benefits of $500 thousand are reflected in unrealized gains and losses on securities available for sale, in the equity section of the balance sheet, at September 30, 2000. The collars will expire in March, 2001.

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

Exhibit 11 - Statement of computation of earnings per share

                                                                       FIRST M & F CORPORATION

Exhibit 11 - Computation of Earnings Per Share
----------------------------------------------

                                                                                   Three Months Ended
                                                                                        September 30,
                                                                                   --------------------
                                                                                     2000         1999
                                                                                     ----         ----
Net income                                                                        $1,517,406   $2,103,445
                                                                                  ==========   ==========

Weighted average shares outstanding                                                4,616,056    3,708,974
Add dilutive effect of outstanding options                                              --            680
                                                                                   ---------    ---------

          Adjusted dilutive shares outstanding                                     4,616,056    3,709,654
                                                                                   =========    =========

Earnings per share:
  Basic                                                                           $      .33   $      .57
  Diluted                                                                                .33          .57
                                                                                         ===          ===

                                                                                        Nine Months Ended
                                                                                           September 30,
                                                                                   ---------------------------
                                                                                        2000         1999
                                                                                        ----         ----

Net income                                                                        $5,848,072   $6,279,314
                                                                                  ==========   ==========

Weighted average shares outstanding                                                4,640,849    3,663,097
Add dilutive effect of outstanding options                                              --             33
                                                                                   ---------    ---------
          Adjusted dilutive shares outstanding                                     4,640,849    3,663,130
                                                                                  ==========   ==========

Earnings per share:
  Basic                                                                           $     1.26   $     1.71
  Diluted                                                                               1.26         1.71
                                                                                        ====         ====

FIRST M & F CORPORATION

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST M & F CORPORATION
     (Registrant)

DATE:  November 10, 2000                   /s/ Hugh S. Potts, Jr.
                                           ----------------------
                                           Hugh S. Potts, Jr.
                                           Chairman and Chief Executive Officer

DATE:  November 10, 2000                   /s/ Robert C. Thompson, III
                                           ---------------------------
                                           Robert C. Thompson, III
                                           Executive Vice President and
                                             Chief Financial Officer

Page 19of 19