Form 10-K
period 2000-12-31
FIRST M&F CORP/MS
filed 2001-04-02
CIK 320387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT  OF 1934

For the fiscal year ended December 31, 2000

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
                        None                                                                                 None

Securities registered pursuant to section 12(g) of the Act:

                                                                                                   Name of Each Exchange on
                Title of Each Class                                                                     Which Registered
                -------------------                                                                     ----------------
            Common Stock, $5 par value                                                                        None
------------------------------------------------------------                                 ------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES    [X]    NO    [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based on bid price for shares on January 31, 2001, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $66,653,440.00.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

               Class                                                                      Outstanding at January 31, 2001
               -----                                                                      --------------------------------
Common stock ($5.00 par value)                                                                     4,614,784  Shares

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference to Parts III of the Form 10-K report: Proxy Statement dated March 9, 2001.

                                           CROSS REFERENCE INDEX

                                                                                                        Page
PART I

PART II

Item 5      Market for the Registrant's Common Equity and Related Stockholder Matters..................II-9
Item 6      Selected Financial Data....................................................................II-11
Item 7      Management's Discussion and Analysis of Financial Condition and Results of
                Operations.............................................................................II-12
Item 8      Financial Statements and Supplementary Data................................................II-18
Item 9      Changes In and Disagreements with Accountants on Accounting and
              Financial Disclosure.....................................................................II-51

PART III

Item 10     Directors and Executive Officers of the Registrant.........................................II-51
Item 11     Executive Compensation.....................................................................II-51
Item 12     Security Ownership of Certain Beneficial Owners and Management.............................II-51
Item 13     Certain Relationships and Related Transactions.............................................II-51

Part IV

Item 14     Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................II-52

* Information called for by Part III (Items 10 through 13) is incorporated by reference to the Registrant's
Proxy Statement dated March 9, 2001.

BUSINESS

General

        First M & F Corporation (the Company) is a one-bank holding company chartered and organized under Mississippi laws in 1979. The Company engages exclusively in the banking business through its wholly-owned subsidiary, Merchants and Farmers Bank of Kosciusko (the Bank).

        The Bank was chartered and organized under the laws of the State of Mississippi in 1890, and accounts for substantially all of the total assets and revenues of the Company. The Bank is the sixth largest bank in the state, having total assets of approximately $1.02 billion at December 31, 2000. The Bank offers a complete range of commercial and consumer services its main office and two branches in Kosciusko and its branches within central Mississippi, including Ackerman, Bruce, Brandon, Canton, Cleveland, Clinton, Durant, Grenada, Lena, Madison, Oxford, Pearl, Philadelphia, Ridgeland, Southaven, Starkville, Tupelo, and Weir, Mississippi.

        The Bank has eight wholly-owned subsidiaries, M & F Financial Services, Inc., which operates one finance company office, First M & F Insurance Company, Inc., a credit life insurance company, M & F Insurance Agency, Inc., a general insurance agency, Tyler, King & Ryder, Inc., a general insurance agency, Reynolds Insurance & Real Estate Agency, Inc., a general insurance agency, Insurance Services, Inc., a general insurance agency, and Merchants and Farmers Bank Securities Corporation, a real estate property management company.

        The Company’s primary means of growth over the past several years has been an aggressive lending program funded by exceptional deposit growth. Additionally, the Company acquired the deposits of several locations from the Resolution Trust Corporation from 1990 to 1994. Effective with the close of business on December 31, 1995, the Company merged with Farmers and Merchants Bank of Bruce, Mississippi. This merger involved the exchange of 450,000 shares of the Company’s common stock for all of the issued and outstanding shares of Farmers and Merchant’s Bank and has been accounted for as a pooling of interests. Farmers and Merchants had total assets of $32 million at December 31, 1995. Effective with the close of business on December 31, 1998, the Company merged with First Bolivar Corporation of Cleveland, Mississippi. This merger involved the exchange of 243,214 shares of the Company’s common stock for all of the issued and outstanding shares of First Bolivar and has been accounted for as a pooling of interests. First Bolivar’s banking subsidiary, First National Bank of Bolivar County, was also merged with the Bank. First Bolivar and subsidiary had total consolidated assets of $46 million at December 31, 1998. Effective with the close of business on November 19, 1999, the Company merged with Community Federal Bancorp, Inc. of Tupelo, Mississippi. This merger involved the exchange of 1,217,567 shares of the Company’s common stock and approximately $37,750,000 in cash for all of the issued and outstanding shares of Community Federal Bancorp and has been accounted for as a purchase transaction. Community Federal Bancorp’s banking subsidiary, Community Federal Bank, was also merged with the Bank.

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

        As of January 31, 2001, the Company and its subsidiary employed 412 full-time equivalent employees.

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

Supervision and Regulation

        As a bank holding company, First M & F Corporation is subject to regulation under the Bank Holding Company Act of 1956, as amended, (the “BHCA”) and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). Under the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve Board. The BHCA also generally limits the activities of a bank holding company to that of banking, managing or controlling banks, or any other activity which is determined to be so closely related to banking or managing or controlling banks that an exception is allowed for those activities.

        As a state-chartered commercial bank, Merchants and Farmers Bank, First M & F Corporation’s banking subsidiary, is subject to regulation, supervision and examination by the Mississippi Department of Banking and Consumer Finance. Merchants and Farmers Bank (the “Bank”) is also subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation (the “FDIC”). State and Federal law also govern the activities in which the Bank engages, the investments it makes and the aggregate amount of loans that may be granted to one borrower. The insurance company subsidiary of the Bank is also regulated and examined by the Insurance Department of the State of Mississippi.

        The earnings of the Bank and its subsidiaries are affected by general economic condition, management policies, changes in state and Federal legislation and actions of various regulatory authorities, including those referred to above. The following description summarizes the significant state and Federal laws to which the Company, the Bank and subsidiaries are subject.

Capital

        The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve Board and the FDIC. There are two basic measures of capital adequacy for bank holding companies and their banking subsidiaries; a risk-based measure and a leverage measure.

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

        The minimum guideline for the total capital to risk-weighted assets, including certain off-balance sheet items such as standby letters of credit (“total capital ratio”) is 8.0 percent. At least half of total capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets (“Tier 1 capital”). The remainder may consist of subordinated debt, other preferred stock, a limited amount of loan loss reserves, and unrealized gains on equity securities subject to limitations (“Tier 2 capital”). At December 31, 2000, the Company and the Bank were in compliance with the total capital ratio and the Tier 1 capital ratio requirements. Note 18 of the Notes to Consolidated Financial Statements presents the Company’s and the Bank’s capital ratios.

Deposit Insurance Assessments

        The deposits of the Bank are insured by the FDIC up to the limits set forth under applicable law. A majority of the deposits of the Bank are subject to the deposit insurance assessments of the Bank Insurance Fund (“BIF”) of the FDIC. However, a portion of the Bank’s deposits, relating to a savings association acquisition, are subject to assessments imposed by the Savings Association Insurance Fund (“SAIF”) of the FDIC. The FDIC equalized the assessment rates for BIF-insured and SAIF-insured deposits effective January 1, 1997. The assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution’s capital position and other supervisory factors. Legislation was enacted in 1996 requiring both SAIF-insured and BIF-insured deposits to pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation (“FICO”). The FDIC is currently assessing, effective for the first quarter of 2001, BIF- and SAIF-insured deposits totaling an additional 1.96 basis points per $100 of deposits.

STATISTICAL DISCLOSURE

         The statistical disclosures for the Company are contained in Tables 1 through 12.

Table 1 - Comparative Average Balances/Yields

                                                2000                                1999                                1998
                               ------------------------------------   ------------------------------- -----------------------------
                                    Average              Yield/         Average              Yield/    Average             Yield/
                                    Balance   Interest    Cost          Balance    Interest    Cost     Balance  Interest    Cost
                               ------------------------------------   ------------------------------- -----------------------------
Interest bearing bank balances      6,609        476      7.20%         4,407        237     5.39%      3,378        192      5.68%
Federal funds sold                 10,753        645      6.00%         5,969        297     4.98%     11,245        626      5.57%
Taxable investments               228,380     14,316      6.27%       167,945     10,197     6.07%    135,230      8,419      6.23%
Tax-exempt investments             59,187      4,519      7.64%        63,541      4,816     7.58%     44,458      3,401      7.65%
Loans                             630,683     55,064      8.73%       457,023     40,337     8.83%    365,252     35,163      9.63%
                              ---------------------------------  ---------------------------------   ------------------------------
   Total earning assets           935,614     75,020      8.02%       698,885     55,885     8.00%    559,562     47,801      8.54%
Nonearning assets                  73,697                              60,698                          43,572
                              -----------                        ------------                        --------
   Total average assets         1,009,311                             759,584                         603,133

NOW, MMDA & Savings               275,496      9,044      3.28%       293,491      9,299     3.17%    218,428      7,897      3.62%

Certificates of deposit                       432,036    24,809    5.74%     283,821  14,391   5.07%   254,820     13,764   5.40%
Short-term borrowings                          13,590     1,063    7.82%       3,606     165   4.57%       264         17   6.44%
Other borrowings                              102,621     6,315    6.15%      25,109   1,355   5.40%     7,302        507   6.94%
                                             ---------------------------  --------------------------  ---------------------------
   Total interest bearing liabilities         823,742    41,230    5.01%     606,027  25,210   4.16%   480,814     22,185   4.61%
Noninterest bearing deposits                   84,295                         78,335                    60,689
Noninterest bearing liabilities                 9,283                          8,219                     6,623
Capital                                        91,991                         67,003                    55,008
                                             --------                     ----------                ----------
   Total average liabilities and
   equity                                   1,009,311                        759,584                   603,133
Net interest margin                                      33,790    3.61%              30,675   4.39%               25,616   4.58%
Less tax equivalent adjustment
   Investments                                            1,686                        1,796                        1,156
   Loans                                                    168                          224                          195
                                                       --------                      -------                     --------
Reported net interest margin                             31,937    3.41%              28,655    .10%               24,265   4.34%

Tax equivalent adjustments were made using a blended Federal/State rate of 37.3%.

Table 2 - Rate/Volume Variances

                                                2000 Compared To 1999                             1999 Compared To 1998
                                              Increase (Decrease) Due To                       Increase (Decrease) Due To
                                      -----------------------------------------     -------------------------------------------
                                                          Yield/                                           Yield/
                                             Volume        Cost          Net                  Volume        Cost         Net
                                      -----------------------------------------     ------------------------------ ------------
Interest earned on:
Interest bearing bank balances                  143            96           239                   55           (9)           46
Federal funds sold                              277            70           348                (269)          (60)        (329)
Taxable investments                           3,779           340         4,119                1,981         (202)        1,778
Tax-exempt investments                        (333)            36         (297)                1,446          (31)        1,415
Loans                                        15,157         (430)        14,727                7,736       (2,562)        5,174
                                      -----------------------------------------     -------------------------------------------
   Total earning assets                      19,023           113        19,135               10,949       (2,865)        8,084

Interest paid on:
NOW, MMDA & Savings                           (620)           366         (255)                2,190         (788)        1,402
Certificates of deposit                       8,309         2,108        10,417                1,359         (731)          627
Short-term borrowings                           714           183           898                  151           (3)          148
Other borrowings                              4,744           215         4,960                  934          (85)          848
                                      -----------------------------------------     -------------------------------------------
   Total interest bearing liabilities        13,148         2,872        16,020                4,633       (1,608)        3,025
   Change in net interest income
     on a tax-equivalent basis                5,875       (2,759)         3,115                6,316       (1,257)        5,059

Table 3 - Securities Available for Sale and Securities Held to Maturity

                                                                             Amortized Cost of Securities
                                                                                      December 31
                                                                       2000              1999              1998
                                                                 -----------------------------------------------------
Securities Available For Sale
U.S. Treasury                                                          3,018             9,037            17,541
Government agencies                                                   32,058            27,541            25,412
Mortgage-backed securities                                           151,853           176,211            91,154
Obligations of states and political subdivisions                      61,347            63,746            68,665

Other securities                                                            23,530            30,182             5,022
                                                                 -----------------------------------------------------
Total securities available for sale                                        271,806           306,717           207,794

Securities Held To Maturity
U.S. Treasury                                                                    0                 0                 0
Government agencies                                                              0                 0                 0
Mortgage backed securities                                                       0                 0                 0
Obligations of states and political subdivisions                                 0                 0                 0
Other securities                                                                 0                 0                 0
                                                                 -----------------------------------------------------
Total securities available for sale                                              0                 0                 0

Table 4 - Maturity Distribution and Yields of Securities Available for Sale and Securities Held to
Maturity

                                                           After One
                                     Within                But Within              After Five           Over
                                       One                    Five                 But Within            Ten
                                      Year       Yield       Years       Yield     Ten Years   Yield    Years       Yield    Total
----------------------------------------------------------------------------------------------------------------------------------
Securities Available For Sale
------------------------------------
U.S. Treasury                           1,000     5.58%     2,018       5.57%             0    0.00%        0      0.00%     3,018
Government agencies                    23,016     6.48%     7,538       5.80%         1,503    6.21%        0      0.00%    32,058
Mortgage-backed securities             23,691     6.81%    72,488       6.69%        25,615    6.62%   30,058      7.30%   151,853
Obligations of states and political     8,096     7.97%    29,366       7.85%        23,540    7.26%      345      9.08%    61,347
subdivisions
Other debt securities                     500     5.79%     1,436       6.53%         1,055    7.10%        0      0.00%     2,991
                                  ------------------------------------------------------------------------------------------------
Total securities available for
   sale                                56,304     6.81%   112,846       6.91%        51,714    6.91%   30,403      7.32%   251,266
Equity securities                                                                                                           20,539
                                                                                                                     -------------
                                                                                                                           271,805

Tax equivalent adjustments were made using a blended Federal/State rate of 37.3%.  Non mortgage backed securities are categorized in the earlier of their maturity dates or their call dates.  Mortgage backed securities are distributed based upon their estimated average lives.

Table 5 - Composition of the Loan Portfolio

                                               2000            1999            1998            1997            1996          1995
                                        ------------------------------------------------------------------------------------------
Commercial, financial and agricultural        75,942          68,521          55,177          54,044          47,861        41,050
Residential real estate                      249,745         250,875         121,885         106,439          94,187        81,704
Non-residential real estate                  202,619         172,982         142,027         124,369         116,337       100,204
Consumer loans                               103,960         116,543          95,040          91,035         100,117        84,907
Lease financing                                   51              29              55              19             137           271
                                        ------------------------------------------------------------------------------------------
   Total loans                               632,317         608,950         414,184         375,906         358,639       308,136

Table 6 - Loan Maturities and Sensitivity to Changes in Interest Rates

Maturity distribution of loans at December 31, 2000
---------------------------------------------------

                                                   Within         One to Five         After Five
                                                  One Year           Years              Years             Total
                                             -------------------------------------------------------------------------
Commercial and real estate loans                   158,919           261,481            106,573           526,972
Consumer loans                                      46,685            53,473              3,802           103,960
                                             -------------------------------------------------------------------------
   Total loans                                     205,604           314,953            110,375           630,932

Rate sensitivity of loans at December 31, 2000
----------------------------------------------

                                                      One to Five        After Five
                                                         Years             Years              Total
                                             -------------------------------------------------------
Fixed rate loans                                        280,681            59,169            339,850
Floating rate loans                                      34,272            51,206             85,479
                                             -------------------------------------------------------
                                                        314,953           110,375            425,328

Table 7 - Nonperforming Assets and Past Due Loans

                                                               2000           1999          1998          1997          1996
                                                      -----------------------------------------------------------------------
Nonaccrual loans                                               1,385          2,072           852           328           206
Restructured loans                                                 0              0             0             0             0
                                                      -----------------------------------------------------------------------
   Total nonperforming loans                                   1,385          2,072           852           328           206
Other real estate owned                                          965          1,150         1,123           843           724
                                                      -----------------------------------------------------------------------
   Total nonperforming assets                                  2,350          3,222         1,975         1,171           930
Accruing loans past due 90 days or more                        1,806          1,069         1,155         1,149           968
                                                      -----------------------------------------------------------------------
   Total nonperforming assets and loans                        4,156          4,291         3,130         2,320         1,898

Table 8 - Analysis of the Allowance for Loan Losses

                                                                     2000          1999          1998          1997           1996
                                                            -----------------------------------------------------------------------
Balance at beginning of year                                         7,629         5,835         5,315         4,610          4,373
Adjustment for sale of finance company office                            0             0             0          (77)              0
Adjustment for purchase acquisition                                      0           866
Charge offs
     Commercial, financial and agricultural                        (1,897)         (134)         (188)         (365)          (235)
     Real estate                                                     (340)         (347)         (451)         (185)          (174)
     Consumer                                                      (1,989)       (1,612)       (1,380)         (914)          (743)
                                                            -----------------------------------------------------------------------
        Total                                                      (4,226)       (2,093)       (2,019)       (1,464)        (1,152)
Recoveries
     Commercial, financial and agricultural                             70            46            52            23             13
     Real estate                                                        83            51            93            23             14
     Consumer                                                          655           540           429           138            129
                                                            -----------------------------------------------------------------------
        Total                                                          808           637           574           184            156
                                                            -----------------------------------------------------------------------
Net charge offs                                                    (3,418)       (1,456)       (1,445)       (1,280)          (996)
Provision for loan losses                                            4,299         2,384         1,965         2,062          1,233
                                                            -----------------------------------------------------------------------
Balance at end of year                                               8,510         7,629         5,835         5,315          4,610

Table 9 - Allocation of the Allowance for Loan Losses

General reserves for past due and other classified loans                                4,049
General reserves of finance company portfolio                                               0
Year 2000 risk reserve                                                                      0
Other general reserves                                                                  4,461
                                                                         --------------------
     Total reserve for loan losses                                                      8,510

Table 10 - Time Deposits of $100,000 or More

         The table below shows maturities of outstanding time deposits of $100,000 or more at December
31, 2000 (in thousands):

Three months or less                                            $41,381
Over three months through twelve months                          71,057
Over one year through three years                                39,831
Over three years                                                  3,037
                                                         --------------
   Total                                                        155,306

Table 11 - Selected Ratios

          The following table reflects ratios for the Company for the last three years:

                                                         2000           1999          1998
                                                   --------------------------------------------
Return on average assets                                 0.70%         1.08%          1.17%
Return on average equity                                 7.70%        12.19%         12.93%
Dividend payout ratio                                   65.36%        46.30%         44.44%
Equity to assets ratio                                   9.11%         8.82%          9.02%

Table 12 - Short-Term Borrowings

         The table below presents certain information regarding the Company's short-term borrowings for each of the last three years (in thousands of dollars):

                                                     2000                1999               1998
                                             ---------------------------------------------------------
Outstanding at end of period                       28,969              12,298               829
Maximum outstanding at any
  month-end during the period
                                                   31,626              21,096             2,384
Average outstanding during
  the period
                                                    3,941               3,306               534
Interest paid                                         250                 165                22
Weighted average rate during
  each period
                                                    6.34%               4.99%             4.12%

PROPERTIES

        The Bank’s main office, located at 221 East Jefferson Street, Kosciusko, Mississippi, is a two story, brick building with drive-up facilities. The Bank is constructing a new headquarters building in Kosciusko. Construction began in late 2000 and completion is expected in the early fall of 2001. The building, which will be located adjacent to the current operations center in downtown Kosciusko, will have approximately 40,000 square feet of office and storage space. The current main office building will continue to house the primary Kosciusko banking facility on the first floor, with administrative departments occupying the second floor.

        The Bank owns its main office building and 28 of its branch facilities. The remaining facilities are occupied under lease agreements, the terms of which range from month to month to five years. It is anticipated that all leases will be renewed.

LEGAL PROCEEDING

        The Bank is involved in various legal matters and claims which are being defended and handled in the ordinary course of business. In the opinion of Management, none of these matters are expected to have a material adverse effect on the financial position or results of operations of the Bank or the Company.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a shareholder vote during the fourth quarter of 2000.

MARKET FOR THE REGISTRANT'S COMMON STOCK
AND RELATED STOCKHOLDER MATTERS

        Effective September 1, 1996, the Company’s common stock was listed with the National Association of Securities Dealers, Inc. Automated Quotation National Market System (NASDAQ) and became subject to trading and reporting over the counter with most securities dealers.

        At January 31, 2001, there were 1,381 shareholders of record of the Company’s common stock. On January 31, 2001, the Company’s stock closed at $19.38 per share.

STOCK AND DIVIDEND PERFORMANCE

                                              Investment Data

                                                                                    December 31, 2000
-------------------------------------------------------------------------------------------------------
52-Week range                                                                         $16.00 - $29.13
Closing stock price                                                                            $16.88
Earnings per share (basic)                                                                      $1.53
Book value per share                                                                           $21.01
Shares outstanding                                                                          4,614,784
Stock appreciation since 12/95                                                                 (5.2%)

                                       Stock and Dividend Performance

                                                2000           1999           1998            1997           1996
-------------------------------------------------------------------------------------------------------------------

Price/earnings ratio                           11.03x          13.89x         16.67x         17.86x          13.81x

Price/book value ratio                           .80x           1.55x          2.06x          2.52x           2.02x
Book value/share                               $21.01          $19.41         $17.45         $15.85          $14.35
Dividend payout ratio                           65.4%           46.3%          44.4%          39.3%           35.7%
Historical dividend yield                        3.3%            2.8%           2.4%           2.4%            2.8%

                                                Value Added

                                        2000          1999           1998           1997           1996
------------------------------------------------------------------------------------------------------------
Invested capital                          $96,943       $90,677        $61,722        $57,070        $51,911
Market value of capital                    77,874       140,180        131,032        145,515        105,498
                                   -------------------------------------------------------------------------
  Excess market value                   ($19,069)       $49,503        $69,310        $88,445        $53,587
Increase (decrease) in value            ($68,572)     ($19,807)      ($19,135)        $34,858

                                       Quarterly Closing Common Stock
                                      Price Ranges and Dividends Paid

                                    First                Second                Third                Fourth
-----------------------------------------------------------------------------------------------------------
2000:
High                                $29.13                $23.00               $21.75                $18.13
Low                                  20.25                 17.88                16.88                 16.00
Close                                23.00                 20.63                18.00                 16.88
Dividend                               .25                   .25                  .25                   .25

-----------------------------------------------------------------------------------------------------------
1999:
High                                $39.00                $33.50               $36.00                $32.31
Low                                  31.75                 29.38                30.00                 28.75
Close                                32.00                 30.25                31.69                 30.00
Dividend                               .25                   .25                  .25                   .25

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

        During 2000, the Company completed one unregistered offering of securities which involved an exchange of the Company’s common stock in return for common stock of the company which was being acquired. The offering was exempt from registration with the Securities and Exchange Commission pursuant to Regulation D. On January 3, 2000, the Company issued 35,359 shares of common stock in return for all of the outstanding stock of Insurance Services, Inc. to Richard Porter.

                                          SELECTED FINANCIAL DATA

(Thousands, except per share data)             2000            1999              1998              1997              1996
---------------------------------------------------------------------------------------------------------------------------

EARNINGS

Interest income                               $73,164         $53,865            $49,299           $46,450          $44,037
Interest expense                               41,227          25,210             24,391            22,185           21,007
                                     --------------------------------------------------------------------------------------

Net interest income                               31,937          28,655             24,908            24,265           23,030
Provision for loan losses                          4,299           2,384              1,965             2,062            1,233
Noninterest income                                10,480           8,243              6,212             5,651            4,765
Noninterest expense                               29,517          23,343             18,718            16,416           16,063
Income taxes                                       1,522           3,005              2,595             3,292            2,876
                                          ------------------------------------------------------------------------------------
Net income                                        $7,079          $8,166             $7,842            $8,146           $7,623
                                          ------------------------------------------------------------------------------------
Net interest income, taxable equivalent          $33,790         $30,675            $26,904           $25,616          $24,278
                                          ------------------------------------------------------------------------------------
Cash dividends paid                               $4,626          $3,920             $3,259            $2,987           $2,545

PER COMMON SHARE

Net income                                         $1.53           $2.16              $2.16             $2.24            $2.10
Cash dividends paid                                 1.00            1.00                .96               .88              .75
Book value                                         21.01           19.41              17.45             15.85            14.35
Closing stock price                                16.88           30.00              36.00             40.00            29.00

SELECTED AVERAGE BALANCES

Assets                                        $1,009,311        $759,584           $672,051          $603,133         $566,276
Earning assets                                   928,181         697,667            623,025           560,380          527,822
Loans                                            630,683         457,023            393,894           365,252          331,969
Investments                                      280,135         230,268            206,617           179,598          176,980
Total deposits                                   791,826         655,647            596,495           533,937          481,672
Equity                                            91,991          67,003             60,640            55,008           49,783

SELECTED YEAR-END BALANCES

Assets                                        $1,019,851      $1,023,037           $702,006          $621,458         $563,677
Earning assets                                   933,953         925,995            650,165           576,715          525,067
Loans                                            632,317         608,950            414,184           375,906          358,639
Investments                                      272,711         299,534            210,646           186,507          165,778
Core deposits                                    632,848         659,178            561,003           484,159          440,963
Total deposits                                   788,359         789,941            625,398           543,006          496,793
Equity                                            96,943          90,677             63,512            57,646           52,211

SELECTED RATIOS

Return on average assets                            .70%           1.08%              1.17%             1.35%            1.35%
Return on average equity                           7.70%          12.19%             12.93%            14.81%           15.31%
Average equity to average assets                   9.11%           8.82%              9.02%             9.12%            8.79%
Dividend payout ratio                             65.36%          46.30%             44.44%            39.29%           35.71%
Price to earnings (x)                             11.03x          13.89x             16.67x            17.86x           13.81x
Price to book (x)                                   .80x           1.55x              2.06x             2.52x            2.02x

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

        The purpose of this discussion is to focus on significant changes in financial condition and results of operations of the Company and its banking subsidiary during the past three years. The discussion and analysis is intended to supplement and highlight information contained in the accompanying consolidated financial statements and selected financial data presented elsewhere in this report and in the enclosed Financial Summary – First M & F Corporation and Subsidiary.

Summary

        Net income for 2000 was $7,078,910, or $1.53 per share as compared to $8,165,767, or $2.16 per share in 1999. Net income for 1999 was up by 4.1% from net income in 1998 of $7,842,267, with both years at $2.16 per share. Income tax expense decreased by $1.5 million in 2000 due to lower earnings and a tax credit of $847 thousand related to prior year acquisitions.

        In 2000, two insurance agencies in Tupelo were acquired. Insurance Services, Inc. was acquired in January, while House of Insurance was acquired at the end of the first quarter. This was a continuation of a strategy to build a stream of insurance product revenues. A much enhanced internet web site, designed to provide corporate and individual services, was introduced in 2000. Construction of a new headquarters building in Kosciusko was begun in late 2000, with completion expected in the early fall of 2001. A wide area network was put into place in 2000, providing the infrastructure for customer service enhancing technologies.

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

        Total assets fell by .3% in 2000 to end the year at $1.020 billion. Total assets grew by 45.7% in 1999 to end the year at $1.023 billion. Total assets grew by 45.7% in 1999 and by 13.0% in 1998. The compounded annual growth rate for total assets for the last five (5) years was 13.4%, while the compounded growth rate for deposits was 12.5%. Net income was down in 2000 after growing at an annual compounded rate of 10.9% over the five years ending in 1999.

Earning Assets

        The average earning asset mix for 2000 was 67.9% in loans, 30.2% in investments, and 1.9% in short-term funds. The average earning asset mix for 1999 was 65.4% in loans, 33.1% in investments, and 1.5% in short-term funds. The average earning asset mix for 1998 was 63.2% in loans, 33.2% in investments, and 3.6% in short-term funds. Loan growth exceeded deposit growth in 1999 and 2000, with deposits actually decreasing in 2000. The following table shows the volume changes in loans and deposits over the last four years, excluding the effect of the Community Federal acquisition.

                                                       2000          1999          1998          1997
                                                  -----------------------------------------------------
Net increase in loans                                 $23,367       $52,299       $38,278       $17,267
Net increase in deposits                              (1,582)        22,832        82,392        46,793
Ratio of loan growth to deposit growth                  3/4          229.1%         46.5%         36.9%

        Deposit growth remained strong through 1998. The weak growth in 1999 and 2000 was due to a much more competitive environment and to some disintermediation, as rates began to increase and deposits moved to annuity products and mutual funds. Loan growth was weak in 2000, but was strong in 1999. Loans grew by 3.8% in 2000 as compared to 47.0% (12.7% excluding the Community Federal acquisition) in 1999 and 10.2% in 1998. The Company’s strategy for loan growth remains twofold: (1) continue steady growth at reasonable interest rates in current markets and (2) enter into new markets to provide for additional growth opportunities. Although the short-term effect of de novo expansion on earnings is negative, management believes that this strategy creates long-term shareholder value.

Investment Securities

        The Company’s investment portfolio decreased by 8.9% in 2000. The portfolio grew by 42.2% in 1999 as compared to 12.9% in 1998. The decrease was primarily used to pay out high costing deposits and company debt, as well as to increase the loan portfolio. The 1999 increase was attributable to the Community Federal acquisition, which brought an $88 million leverage portfolio of mortgage-backed securities, funded by Federal Home Loan Bank borrowings. The Company transferred all held-to- maturity securities into the available-for-sale category on October 1, 1998. This was done in order to provide more flexibility in managing the portfolio. In 1999 and 2000 the Company did not change its mix of Government, municipal, and mortgage-backed securities. However, the 1999 Community Federal acquisition did bring $88 million in mortgage-backed securities and $27 million in FNMA and FHLMC equity securities. The increase in mortgage-backed securities has lengthened the average life of the investment portfolio and will increase the amount of revenues subject to income taxes. As of December 31, 2000, municipal securities represented 22.6% of the investment portfolio as compared to 20.9% at December 31, 1999 and 33.6% at December 31, 1998.

Deposits and Borrowings

        Deposits decreased by .2% in 2000 after increasing by 3.6% in 1999, excluding acquisitions. The largest increase in 2000 and 1999 was in the certificate of deposit category where bonus-rate promotional programs were used to generate funds. Higher certificate of deposit rates and an extremely competitive environment made it difficult to maintain deposit growth in 2000. Rate increases during the latter half of 1999 caused a shift in funds flows toward certificates of deposit and other alternative liquid investments.

        Long term debt decreased by $23.6 million from 1999 to 2000 as debt related to an investment leverage program was reduced as investments matured. Funding for loan growth was provided through investment maturities and short-term funds. Borrowings in 1999 increased from 1998 levels due to the strong loan growth and slower than expected deposit growth. The Company uses wholesale funding sources such as the Federal Home Loan Bank to provide the liquidity needed for loan growth. However, the long-term strategy of the Company is to primarily fund loan growth through deposit growth first, with borrowings used when deposit funding is uneconomical.

Liquidity and Interest Rate Sensitivity Management

        Liquidity is the ability of a bank to convert assets into cash and cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Company’s ability to meet day-to-day cash flow requirements of customers, whether they wish to withdraw funds or to borrow funds to meet their capital needs. The Company was sufficiently liquid throughout the year to fund loan growth without additional borrowings. The increases in core deposits for 1996 through 1999 also provided much liquidity to the Company. During 1999 the Company retained more cash than normal due to contingencies and uncertainties related to the Year 2000 computer issue. Therefore, at the end of 1999 the Company was in an extremely liquid position. The Company has sufficient lines available through the Federal Home Loan Bank and correspondent banks to meet all anticipated liquidity needs.

        Cash to pay for the 1999 Community Federal acquisition was raised by selling securities rather than by borrowing funds. Therefore, the acquisition did not have any negative effect on liquidity.

        The Company instituted a stock repurchase program for up to 482 thousand shares in the third quarter of 1999 related to the Community Federal acquisition. As of December 31, 2000, the Company had repurchased 367 thousand shares at an average price of $29.23 per share. The Company used borrowings of approximately $9.5 million against its lines of credit at other commercial banks. The resulting debt from the program is expected to be paid off through dividends received by the Company from Merchants and Farmers Bank. The repurchase program is not expected to have a negative effect on liquidity.

        Interest rate sensitivity is a function of the repricing characteristics of the Company’s portfolio of assets and liabilities. Interest rate sensitivity management focuses on repricing relationships of these assets and liabilities during periods of changing market interest rates. Management seeks to minimize the effect of interest rate movements on net interest income. The asset-liability management committee monitors the interest-sensitivity gap on a monthly basis. In 2000, the one year repricing gap was maintained at approximately – 6%. In 1999, the interest-sensitivity gap was maintained at a neutral to slightly negative position. Due to the longer-term nature of assets acquired in the Community Federal transaction, management increased its one year repricing gap target to between +7.5% and -7.5% from its historical targets of between +5% and -5% of total assets.

Capital Resources

        Capital adequacy is continuously monitored by the Company to promote depositor and investor confidence and provide a solid foundation for future growth of the organization. The Company has continued to increase its dividend payout ratio, and ended 2000 with a ratio of 65.4%. The high payout percentage was due to the lower earnings per share, as the Company maintained a $1.00 annual dividend rate for 1999 and 2000. The ratio of capital to assets stood at 9.5% at December 31, 2000, with risk-based capital ratios well in excess of the regulatory requirements. The lack of growth in 2000 was a contributing factor to the improvement of the capital ratio from 8.9% at December 31, 1999. The Company issued approximately 1.2 million shares along with the $37.7 million in cash for Community Federal Bancorp in November, 1999. The use of the equity securities allowed the Company to maintain a strong capital position even while recording $15 million in intangible assets from the acquisition. The Company also has sufficient lines of credit at commercial banks to raise additional funds if needed. The Company’s stock is publicly traded on NASDAQ, also providing an avenue for additional capital if it is needed.

Results of Operations

Net Interest Income

        Net interest income is the largest component of the Company’s net income and represents income from interest earning assets less the cost of interest bearing liabilities. Net interest income was $31.9 in 2000 compared to $28.7 million in 1999 and $24.9 million in 1998. The 11.5% growth in 2000 was due to the volumes brought about by the late 1999 merger. The 15.3% increase in 1999 was due primarily to solid loan growth, stable investment yields, and lower average deposit costs than in 1998. The 3.8% increase for 1998 was attributable to increases in volumes of earning assets. Loan yields decreased in 1999 and 2000 due to competitive pressures. During 1998 earning asset yields decreased more than liability costs, and 1999, liability costs decreased more than earning asset yields.

        During 1999 the Company experienced a change in earning asset mix with loans becoming a larger percentage of total earning assets. In 1998, loans as a percent of earning assets decreased from 1997. Due to the 1999 merger, mortgages became a large component of the loan portfolio, as approximately $130 million of mortgages were acquired. During 2000, these mortgages paid down at a rate of approximately $1 million per month. Management will continue to try to grow the commercial and consumer loan components of earning assets as long as prudent opportunities are available.

Provision for Loan Losses

        During 2000 the Company’s provision increased to $4.3 million from $2.4 million in 1999 and $2.0 million in 1998. The 2000 increase was due primarily to additional accruals that were needed for a $1 million charge-off in September. The remaining increase in reserves was due to the increased size of the portfolio. The 1999 increase was due primarily to loan growth. Net charge-offs were $3.4 million in 2000 as compared to $1.5 million in 1999. Net charge-offs as a percentage of average loans were .54% in 2000 as compared to .32% in 1999. Nonaccrual loans as a percentage of total loans increased to .22% at the end of 2000 from .34% at the end of 1999. Management has a conservative approach to classifying loans internally for purposes of determining needed reserves. The percentage of reserves to total loans increased to 1.35% at December 31, 2000 from 1.25% at December 31, 1999.

Noninterest Income

        Noninterest income for 2000 was $10.5 million as compared to $8.2 million in 1999 and $6.2 million in 1998. The increase in 2000 was due to increased deposit revenues and increased insurance agency revenues. The increased deposit revenues were due mainly to increased transactions. The agency revenue increases were due to agency acquisitions in December, 1999 and January, 2000. The Company purchased two (2) independent insurance agencies in 2000. The increase for 1999 came primarily from insurance agency activities as the Company purchased three (3) independent insurance agencies during the year. The acquired agencies sell personal and commercial property, casualty, life and health insurance products. The Company believes that these new sources of revenues will strengthen the long-term earnings over different economic cycles. The agency earnings for 1999 also include $174 thousand in commissions on annuity sales through an agency that the Company started in 1998. In 1998 the Company began selling fixed annuities, and generated approximately $107,000 in commission income. Included in other noninterest income for 2000 is approximately $569 thousand and for 1999 was approximately $480 thousand in increases in cash surrender value of insurance policies purchased by the Company in 1998. The Company recognized $1.4 million in losses in 2000 on equity securities that were marked to market at the end of the year. In 1998 the Company also had increased gains on the sale of investments as the interest rate environment provided certain opportunities to realize gains on Treasury and Agency securities and redeploy the proceeds into other investments.

Noninterest Expense

        Noninterest expense increased to $29.5 million in 2000 from $23.3 million in 1999 and $18.7 million in 1998.This increase was due mainly to the acquisition of Community Federal in November, 1999. The 2000 expenses included an increase of $1 million in goodwill amortization. The 1999 increase was due to the Company’s addition of an office building in Madison, the building of a new branch in Ackerman, expansion of the operations center in Kosciusko and acquisitions of Community Federal Bancorp and the three insurance agencies. The 1998 increases were due primarily to expansion efforts in Clinton, Grenada and Southaven. The addition of senior-level administrative positions, commercial lenders and business development personnel in the more urban markets and the expansion of technological and internet banking capabilities put pressure on noninterest expenses in 1999 and 1998. However, management expects these additions to be positive for the Company as it continues to grow and expand. The Company also invested in additional mainframe computer equipment in 1998 and again in 2000 as systems were evaluated and upgraded to allow for greater processing speed and capacity.

        Noninterest expenses as a percentage of average assets were 2.9% in 2000 as compared to 3.1% in 1999. The Company’s efficiency ratio was 64.7% in 2000 as compared to 60.0% for 1999 and 56.5% for 1998.

Income Taxes

        The Company’s effective tax rate was 17.7% in 2000, 26.9% in 1999, and 24.9% in 1998. The 2000 decrease was due to an $850 thousand tax refund resulting from the filing of the final tax returns for Community Federal. The 1999 increase was due to the decrease in earnings from tax-exempt sources as a percentage of total revenues. The decrease in 1998 was due to increased investments in tax-exempt municipal securities as well as the increase in cash surrender value of insurance policies, which are not taxable.

Statement of Management Responsibility

        Management of First M&F Corporation and its subsidiary has prepared the summary consolidated financial statements and other information in the annual report in accordance with generally accepted accounting principles and is responsible for its accuracy. The financial statements necessarily include amounts that are based on management’s best estimates and judgments.

        In meeting its responsibility, management relies on internal accounting and related control systems. The internal control systems are designed to ensure that transactions are properly authorized and recorded in the corporation’s financial records and to safeguard the corporation’s assets from material loss or misuse. Such assurance cannot be absolute because of inherent limitations in any internal control system. The corporation’s bank subsidiary maintains an internal audit staff which monitors compliance with the corporation’s and subsidiary’s systems of internal controls and reports to management and to the Audit Committee of the Board of Directors.

        The Audit Committee of First M & F's Board of Directors consists entirely of outside directors. The Audit Committee meets periodically with the internal auditor and the independent accountants to discuss audit, internal control, financial reporting and related matters. Shearer, Taylor & Co., P.A. and the internal audit staff have direct access to the Audit Committee.

Hugh S. Potts, Jr.                                                        Robert C. Thompson, III
Chairman and                                                              Executive Vice President and
Chief Executive Officer                                                   Chief Financial Officer

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Report of Independent Certified Public Accountants

The Board of Directors and Shareholders
First M & F Corporation
Kosciusko, Mississippi

We have audited the accompanying consolidated statements of condition of First M & F Corporation and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First M & F Corporation and subsidiary as of December 31, 2000 and 1999, the results of their consolidated operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with generally accepted accounting principles.

Ridgeland, Mississippi
February 9, 2001

                                                 FIRST M & F CORPORATION AND SUBSIDIARY
                                                      Consolidated Statements of Condition
                                                     December 31, 2000, 1999, and 1998
                                                      (In Thousands, Except Share Data)

               Assets                                                 2000                            1999
               ------                                                 ----                            ----

Cash and due from banks                                          $    31,484                   $    42,497
Interest bearing bank balances                                        26,525                        13,611
Federal funds sold                                                     2,400                         3,900
Securities available for sale, amortized
  cost of $271,806 and $306,717                                      272,711                       299,534

Loans, net of unearned income                                        632,317                       608,950
  Allowance for possible loan losses                                  (8,510)                       (7,629)
                                                                  -----------                   -----------
          Net loans                                                  623,807                       601,321
                                                                  -----------                   -----------
Bank premises and equipment                                           19,279                        18,781
Accrued interest receivable                                            8,800                         7,855
Other assets                                                          34,845                        35,538

                                                                 $ 1,019,851                   $ 1,023,037
                                                                 ===========                   ============

     Liabilities and Stockholders' Equity

Liabilities:
  Deposits                                                       $   788,359                   $   789,941
  Short-term borrowings                                               28,969                        12,298
  Other borrowings                                                    97,633                       121,251
  Accrued interest payable                                             3,990                         3,956
  Other liabilities                                                    3,957                         4,914
                                                                  -----------                   -----------
          Total liabilities                                          922,908                       932,360
                                                                  -----------                   -----------
Stockholders' equity:
  Preferred stock:
    Class A; 1,000,000 shares authorized                                   -                             -
    Class B; 1,000,000 shares authorized                                   -                             -
  Common stock of $5.00 par value. 15,000,000
    shares authorized; 4,614,784 and 4,672,662
    shares issued                                                     23,074                        23,363
  Additional paid-in capital                                          33,876                        34,845
  Retained earnings                                                   39,422                        36,969
  Accumulated other comprehensive income - net
    unrealized gain (loss) on securities
    available for sale                                                   571                        (4,500)
                                                                  -----------                   -----------
          Net stockholders' equity                                    96,943                        90,677
                                                                  -----------                   -----------
                                                                 $ 1,019,851                   $ 1,023,037
                                                                 ===========                   ============

The accompanying notes are an integral part of these financial statements.

                                                                       FIRST M & F CORPORATION AND SUBSIDIARY

                                                                          Consolidated Statements of Income
                                                                    Years Ended December 31, 2000, 1999, and 1998
                                                                          (In Thousands, Except Share Data)

                                                            2000                         1999                           1998

Interest income:
  Interest and fees on loans                            $ 54,897                      $ 40,113                      $ 36,528
  Taxable investments                                     14,316                        10,197                         8,582
  Tax-exempt investments                                   2,833                         3,020                         2,915
  Federal funds sold                                         645                           297                           871
  Interest bearing bank balances                             473                           238                           403
                                                        --------                       -------                      ---------
          Total interest income                           73,164                        53,865                        49,299
                                                        --------                       -------                      ---------
Interest expense:
  Deposits                                                33,849                        23,690                        23,803
  Short-term borrowings                                      250                           165                            22
  Other borrowings                                         7,128                         1,355                           566
                                                        --------                       -------                      ---------
          Total interest expense                          41,227                        25,210                        24,391
                                                        --------                       -------                      ---------
          Net interest income                             31,937                        28,655                        24,908
Provision for possible loan losses                         4,299                         2,384                         1,965
                                                        --------                       -------                      ---------
          Net interest income after
            provision for possible loan
            losses                                        27,638                        26,271                        22,943
                                                        --------                       -------                      ---------
Noninterest income:
  Service charges on deposit accounts                      6,530                         4,412                         3,789
  Mortgage banking income                                    474                           601                           746
  Agency commission income                                 2,974                         1,582                           107
  Credit insurance income                                    281                           385                           493
  Other fee income                                           629                           427                           341
  Gain (loss) on securities available for
    sale                                                  (1,381)                           26                           135
  Other income                                               973                           810                           601
                                                        --------                       -------                      ---------
          Total noninterest income                        10,480                         8,243                         6,212
                                                        --------                       -------                      ---------

Noninterest expenses:
  Salaries and employee benefits                          15,530                        12,690                         9,859
  Net occupancy expenses                                   1,747                         1,334                         1,183
  Equipment and data processing expenses                   3,350                         2,742                         2,154
  Other                                                    8,890                         6,577                         5,522
                                                        --------                       -------                      ---------
          Total noninterest expenses                      29,517                        23,343                        18,718
                                                        --------                       -------                      ---------
          Income before income taxes                       8,601                        11,171                        10,437

Income taxes                                               1,522                         3,005                         2,595
                                                        --------                       -------                      ---------
          Net income                                    $  7,079                      $  8,166                      $  7,842
                                                        ========                       =======                      =========
Earnings per share:
  Basic                                                   $ 1.53                        $ 2.16                        $ 2.16
  Diluted                                                   1.53                          2.15                          2.16
                                                        ========                       =======                      =========

The accompanying notes are an integral part of these financial statements.

                                     FIRST M & F CORPORATION AND SUBSIDIARY

                                    Consolidated Statements of Comprehensive Income
                                     Years Ended December 31, 2000, 1999, and 1998
                                                     (In Thousands)

                                                   2000     1999        1998

Net income                                       $ 7,079    $ 8,166     $ 7,842

Other comprehensive income, net of
  tax:
  Change in unrealized gains (losses)
    on securities available for sale               4,205     (6,272)      1,298
  Reclassification adjustment for
    gains (losses) on securities
    available for sale included in
    net income                                       866        (17)        (85)
                                                  ------     ------       -----
          Other comprehensive income               5,071     (6,289)      1,213
                                                  ------     ------       -----
          Total comprehensive income             $12,150    $ 1,877     $ 9,055
                                                  ======      =====       =====

The accompanying notes are an integral part of these financial statements.

                                                           FIRST M & F CORPORATION AND SUBSIDIARY

                                                       Consolidated Statements of Stockholders' Equity
                                                        Years Ended December 31, 2000, 1999, and 1998
                                                              (In Thousands, Except Share Data)

                                                     Additional
                                          Common      Paid-in       Retained      Unrealized
                                          Stock       Capital       Earnings      Gain (Loss)        Net

January 1, 1998                         $ 18,189      $ 10,741      $ 28,140        $   576       $ 57,646

Net income                                     -             -         7,842              -          7,842
Cash dividends ($0.96 per share)               -             -        (3,259)             -         (3,259)
1,909 common shares issued to acquire
  minority interest of merged bank            10            59             -              -             69
Net change in unrealized gain (loss)           -             -             -          1,213          1,213
                                          ------        ------        ------          -----         ------
December 31, 1998                         18,199        10,800        32,723          1,789         63,511
                                          ------        ------        ------          -----         ------
Net income                                     -             -         8,166              -          8,166
Cash dividends ($1.00 per share)               -             -        (3,920)             -         (3,920)
1,306,535 common shares issued in
  acquisitions                             6,532        31,191             -              -         37,723
273,651 common shares repurchased         (1,368)       (7,146)            -              -         (8,514)
Net change in unrealized gain (loss)           -             -             -         (6,289)        (6,289)
                                          ------        ------        ------          -----         ------
December 31, 1999                         23,363        34,845        36,969         (4,500)        90,677
                                          ------        ------        ------          -----         ------
Net income                                     -             -         7,079              -          7,079
Cash dividends ($1.00 per share)               -             -        (4,626)             -         (4,626)
35,359 common shares issued in
  acquisition                                177           774             -              -            951
93,237 common shares repurchased            (466)       (1,743)            -              -         (2,209)
Net change in unrealized gain (loss)           -             -             -          5,071          5,071

December 31, 2000                       $ 23,074      $ 33,876      $ 39,422        $   571       $ 96,943
                                          ======        ======        ======          =====         ======

The accompanying notes are an integral part of these financial statements.

                                               FIRST M & F CORPORATION AND SUBSIDIARY

                                                 Consolidated Statements of Cash Flows
                                             Years Ended December 31, 2000, 1999, and 1998
                                                             (In Thousands)

                                                          2000                          1999                           1998

Cash flows from operating activities:
  Net income                                               7,079                      $  8,166                    $   7,842
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amortization                          3,189                         1,736                        1,548
    Provision for possible loan losses                     4,299                         2,384                        1,965
    Federal Home Loan Bank stock
      dividends                                             (591)                         (204)                        (104)
    Net investment amortization                              207                           525                          731
    Gain (loss) on investments                             1,381                           (26)                        (135)
    Deferred income taxes                                   (530)                         (181)                        (293)
    (Increase) decrease in:
      Accrued interest receivable                           (945)                          (79)                        (634)
      Cash surrender value of bank
        owned life insurance                                (569)                         (480)                        (402)
      Income taxes receivable                              1,129                           (86)                         (31)
    Increase (decrease) in:
      Accrued interest payable                                34                           (80)                         (77)
      Income taxes payable                                     -                             -                         (410)
    Other, net                                              (561)                         (202)                        (169)
                                                          ------                       -------                       -------
          Net cash provided by operating
            activities                                    14,122                        11,473                        9,831
                                                          ------                       -------                       -------
Cash flows from investing activities:
  Purchases of securities available for
    sale                                                 (10,212)                      (62,049)                    (115,074)
  Sales of securities available for sale                   8,111                        46,544                       25,975
  Maturities of securities available
    for sale                                              36,014                        55,531                       61,060
  Maturities of investment securities                          -                             -                        5,344
  Net (increase) decrease in:
    Interest bearing bank balances                       (12,914)                       (7,125)                       4,316
    Federal funds sold                                     1,500                        14,950                      (15,350)
    Loans                                                (28,716)                      (56,824)                     (41,366)
    Bank premises and equipment                           (2,319)                       (4,160)                      (2,829)
  Investment in bank owned life insurance                      -                             -                      (10,000)
  Proceeds from sales of other real estate
    and other repossessed assets                           1,886                         1,823                        1,190
  Investment in joint venture                               (260)                            -                            -
  Net cash used for current and prior
    year acquisitions                                     (2,691)                      (24,740)                           -
                                                          ------                       -------                       -------
          Net cash used in investing
            activities                                    (9,601)                      (36,050)                     (86,734)
                                                          ------                       -------                       -------

                                                                                                  (Continued)

                                                              FIRST M & F CORPORATION AND SUBSIDIARY

                                                              Consolidated Statements of Cash Flows
                                                               Years Ended December 31, 2000, 1999, and 1998
                                                                              (In Thousands)

                                                       2000                           1999                       1998

Cash flows from financing activities:
  Net increase (decrease) in:
    Non-interest bearing deposits                    $    938                      $  8,886                    $  12,886
    Money market, NOW and savings
      deposits                                        (23,979)                      (16,960)                      71,655
    Certificates of deposit                            21,459                        27,847                       (2,149)
    Short-term borrowings                              16,671                        11,469                          829
    Other borrowings                                  (23,788)                       25,459                       (7,847)
  Cash dividends                                       (4,626)                       (3,920)                      (3,259)
  Common shares repurchased                            (2,209)                       (8,514)                           -
                                                      -------                        ------                     ---------
          Net cash provided by (used in)
            financing activities                      (15,534)                       44,267                       72,115

          Net increase (decrease) in cash
            and due from banks                        (11,013)                       19,690                       (4,788)

Cash and due from banks at January 1                   42,497                        22,807                       27,595
                                                      -------                        ------                     ---------
Cash and due from banks at December 31               $ 31,484                      $ 42,497                    $  22,807
                                                      =======                       ======                     =========

The accompanying notes are an integral part of these financial statements.

                                      FIRST M & F CORPORATION AND SUBSIDIARY
                                      Notes to Consolidated Financial Statements
                                        (In Thousands, Except Share Data)

Note 1:  Summary of Significant Accounting and Reporting Policies
-----------------------------------------------------------------
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
                                                                             -----------
(Continued)

                                                           FIRST M & F CORPORATION AND SUBSIDIARY

                                                         Notes to Consolidated Financial Statements
                                                           (In Thousands, Except Share Data)

Note 1:  (Continued)

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

  A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The Bank measures impaired and restructured loans at the present value of expected future cash flows, discounted at the loan's effective interest rate, or the fair value of collateral if the loan is collateral dependent.  The balance of impaired loans was not material at December 31, 2000 and 1999.

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

                                                                                                                         (Continued)
                                                                             (Continued)
                                                                             -----------

                                                           FIRST M & F CORPORATION AND SUBSIDIARY

                                                         Notes to Consolidated Financial Statements
                                                            (In Thousands, Except Share Data)

Note 1:  (Continued)
--------------------

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

    Investment in Joint Venture
    ---------------------------

  The Bank's 51% investment in The Merchants Financial Services Group, L.L.C.
        (Merchants) is recorded using the equity method of accounting.  Merchants operates as a partnership for income tax purposes and was formed in 2000 to provide accounts receivable financing to business customers.

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

                                                                             (Continued)
                                                                             -----------

                                                           FIRST M & F CORPORATION AND SUBSIDIARY

                                                         Notes to Consolidated Financial Statements
                                                             (In Thousands, Except Share Data)

Note 1:  (Continued)
--------------------

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

                                            2000        1999         1998

      Interest paid                      $ 41,193    $ 25,291     $ 24,468
      Federal and state income
        taxes paid                          3,466       3,272        3,346
          Federal and state income
            tax refunds                     2,543           -            -
      Other real estate and
        repossessions acquired in
        noncash foreclosures                1,931       1,890          932
      Common stock used in
        acquisitions                          951      37,723            -
                                           ======      ======        =====

    Reclassifications
    -----------------

  Certain reclassifications  have been  made to  the 1999 and 1998 financial statements to be consistent with 2000 presentation.

Note 2:  Acquisitions
---------------------

  The Company acquired Community Federal Bancorp, Inc. (Community) of Tupelo,
        Mississippi, on November 19, 1999, for 1,217,568 shares of the Company's common stock and $37,750 cash.  At the time of this acquisition, Community's subsidiary, Community Federal Bank, was merged with the Bank.  The Company acquired consolidated assets of $299,176 and assumed consolidated liabilities of $238,230 in this transaction which was accounted for using the purchase method of accounting.  The acquisition of Community was included in the consolidated financial statements from the date of acquisition.

  On December 31, 1998,  First Bolivar Corporation  (Bolivar) of Cleveland,
        Mississippi was merged with the Company and Bolivar's banking subsidiary was merged with the Bank.  The stockholders of Bolivar received 243,214 shares of the Company's common stock in exchange for all of the issued and outstanding common shares of Bolivar.  All financial data of the Company was restated to reflect the business combination using the pooling of interests method of accounting.

                                                                             (Continued)
                                                                             -----------

                                                                                                                       (Continued)

                                                           FIRST M & F CORPORATION AND SUBSIDIARY

                                                         Notes to Consolidated Financial Statements
                                                              (In Thousands, Except Share Data)

Note 2:  (Continued)
--------------------

  The Company has acquired various general insurance agencies in Mississippi in transactions that were immaterial to the Company.  The following table provides information concerning these insurance agency acquisitions completed during the three years ended December 31, 2000:

                                                           Common     Method
                                                           Shares       of
           Acquisition            Location       Date      Issued   Accounting

    Tyler, King & Ryder, Inc.     Kosciusko    09/17/99    69,997    Pooling
    Reynolds Insurance and
      Real Estate Agency, Inc.    Starkville   12/31/99    18,970    Purchase
    Insurance Services, Inc.      Tupelo       01/14/00    35,359    Purchase
    House of Insurance, Inc.      Tupelo       04/01/00         -    Purchase

Note 3:  Investments
--------------------

  The following is a summary of the amortized cost and market value (book value)
        of securities available for sale at December 31, 2000 and 1999:

                                  Amortized     Gross Unrealized         Market
                                                ----------------
                                    Cost         Gain       Loss         Value
                                  ---------      ----       ----         -----

December 31, 2000:
  U. S. Treasury securities      $   3,018     $     5    $     -     $   3,023
  U. S. Government agencies
    and corporations                32,058         190        169        32,079
  Mortgage-backed investments      151,853         958        937       151,874
  Obligations of states and
    political subdivisions          61,347         843        149        62,041
  Other                              2,991          45         12         3,024
  Equity securities                 20,539         131          -        20,670
                                  --------       -----      -----       -------
                                 $ 271,806     $ 2,172    $ 1,267     $ 272,711
                                  ========       =====      =====       =======

                                                                             (Continued)
                                                                             -----------

                                                                                                                     (Continued)

                                                           FIRST M & F CORPORATION AND SUBSIDIARY

                                                         Notes to Consolidated Financial Statements
                                                               (In Thousands, Except Share Data)

Note 3: (Continued)
------------------

                                  Amortized     Gross Unrealized         Market
                                                ----------------
                                    Cost         Gain        Loss        Value
                                  ---------      ----        ----        -----

December 31, 1999:
  U. S. Treasury securities      $   9,037       $  12    $    44      $   9,005
  U. S. Government agencies
    and corporations                27,541         104        747         26,898
  Mortgage-backed investments      176,211         263      4,089        172,385
  Obligations of states and
    political subdivisions          63,746         394      1,502         62,638
  Other                              2,966           -         50          2,916
  Equity securities                 27,216         105      1,629         25,692
                                    ------         ---      -----         ------

                                 $ 306,717       $ 878    $ 8,061      $ 299,534
                                   =======         ===      =====        =======

  The amortized cost and market values of debt securities available for sale at
        December 31, 2000, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with, or without, call or prepayment penalties.

                                                      Amortized        Market
                                                        Cost           Value
                                                      ---------        -----

  One year or less                                    $  32,570       $  32,585
  After one through five years                           40,402          40,832
  After five through ten years                           26,097          26,429
  After ten years                                           345             321
                                                        -------         -------
                                                         99,414         100,167
  Mortgage-backed investments                           151,853         151,874

                                                      $ 251,267       $ 252,041
                                                        =======         =======

  The following is a summary of the amortized cost and market value of securities available for sale which were pledged to secure public deposits, short-term borrowings and for other purposes required or permitted by law.

                                                 Amortized              Market
                                                   Cost                 Value
                                                 ---------              ------
    December 31, 2000                            $ 158,974            $ 158,933
                                                   =======              =======

    December 31, 1999                            $ 147,729            $ 143,504
                                                   =======              =======

                                                                             (Continued)
                                                                             -----------

                                                           FIRST M & F CORPORATION AND SUBSIDIARY

                                                         Notes to Consolidated Financial Statements
                                                                (In Thousands, Except Share Data)

Note 3:  (Continued)
--------------------

  The following is a summary of gains and losses on securities available for sale:
                                          2000         1999           1998
                                          ----         ----           ----

         Gross realized gains          $     54        $ 62           $ 165
         Gross realized losses              (55)        (36)            (30)
                                          -----          --             ----

                                             (1)         26             135

         Writedowns                      (1,380)          -               -
                                          -----          --             ----
                                       $ (1,381)       $ 26           $ 135

  The Bank entered into a hedge collar transaction related to FNMA stock and
        FHLMC stock in 2000.  This stock was written down to the collar value at
        December 31, 2000.

Note 4:  Loans
--------------
  The Bank's loan portfolio includes commercial, consumer, agribusiness and residential loans throughout the State of Mississippi, but primarily in its market area in Central Mississippi.  The following is a summary of the
        Bank's loan  portfolio,  net  of unearned  income of  $3,945 and  $6,419 at
        December 31, 2000 and 1999:
                                            2000              1999

      Commercial, financial and
        agricultural                    $  75,993         $  68,550
      Residential real estate             249,745           250,875
      Non-residential real estate         202,619           172,982
      Consumer loans                      103,960           116,543
                                          -------           -------
                                        $ 632,317         $ 608,950
                                          =======           =======

  The Bank has made, and expects in the future to continue to make, in the ordinary course of business, loans to directors and executive officers of the Company and the Bank and to affiliates of these directors and officers.
        In the opinion of management, these transactions were made on substantially the same terms as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of collectibility or contain any other unfavorable features.  A summary of such outstanding loans follows:

                                                         2000          1999
                                                         ----          ----

      Loans outstanding at January 1                   $ 2,501      $ 2,769
      New loans                                          1,536        1,451
      Repayments                                        (1,782)      (1,719)
      ----------                                         -----        -----

      Loans outstanding at December 31                 $ 2,255      $ 2,501
                                                         =====        =====

                                                                             (Continued)
                                                                             -----------

                                                           FIRST M & F CORPORATION AND SUBSIDIARY

                                                         Notes to Consolidated Financial Statements
                                                                (In Thousands, Except Share Data)

Note 5:  Allowance for Possible Loan Losses
-------------------------------------------
  Transactions in the allowance for possible loan losses are summarized as follows:

                                                2000         1999         1998
                                                ----         ----         ----

    Balance at January 1                        $ 7,629     $ 5,835     $ 5,315

    Loans charged-off                            (4,226)     (2,093)     (2,019)
    Recoveries                                      808         637         574
                                                  -----       -----       -----
          Net charge-offs                        (3,418)     (1,456)     (1,445)
                                                  -----       -----       -----
    Provision for possible loan
         losses                                   4,299       2,384       1,965

    Allowance from acquisition                     --           866        --
                                                  -----       -----       -----
    Balance at December 31                      $ 8,510     $ 7,629     $ 5,835
                                                  =====       =====       =====

Note 6:  Bank Premises and Equipment
------------------------------------
  The following is a summary of bank premises and equipment at December 31, 2000 and 1999:

                                                          2000            1999

Land                                                     $ 4,786         $ 4,654
Buildings                                                 15,116          15,523
Furniture, fixtures and equipment                         13,291          11,674
Leasehold improvements                                       396             396
Construction in progress                                   1,341              49
                                                          ------          ------
                                                          34,930          32,296
Less accumulated depreciation and
  amortization                                            15,651          13,515
                                                          ------          ------
                                                         $19,279         $18,781
                                                          ======          ======

  Amounts charged to operating expenses for depreciation and amortization of bank premises and equipment were $1,821 in 2000, $1,380 in 1999 and $1,311 in
        1998.  The estimated costs to complete construction in progress were $2,421 at December 31, 2000.

                                                                             (Continued)
                                                                             -----------

                                                           FIRST M & F CORPORATION AND SUBSIDIARY

                                                         Notes to Consolidated Financial Statements
                                                                 (In Thousands, Except Share Data)

Note 7:  Other Assets
---------------------
  The following is a summary of other assets at December 31, 2000 and 1999:

                                                           2000            1999
                                                           ----            ----

Intangible assets, less accumulated
  amortization of $4,677 and $3,309                       $18,311        $17,966
Cash surrender value of bank owned
  life insurance                                           11,451         10,882
Other real estate, net                                        965          1,150
Deferred income tax                                          --            1,189
Other                                                       4,118          4,351
                                                           ------         ------
                                                          $34,845        $35,538
                                                           ======         ======

  The following is a summary  of intangible assets,  net of accumulated amortization:
                                                        Bank and
                                          Company     Subsidiaries         Total

January 1, 1998                        $  2,812        $    622        $  3,434
Acquisitions                                 44            --                44
Amortization                               (124)           (113)           (237)
                                          -----          ------          ------
December 31, 1998                         2,732             509           3,241
                                          -----          ------          ------
Acquisitions                               --            15,081          15,081
Amortization                               (151)           (205)           (356)
                                          -----          ------          ------
December 31, 1999                         2,581          15,385          17,966
                                          -----          ------          ------
Acquisitions                               --             1,713           1,713
Amortization                               (141)         (1,227)         (1,368)
                                          -----          ------          ------

December 31, 2000                      $  2,440        $ 15,871        $ 18,311
                                          =====          ======          ======

  The Bank's investment in the Merchants joint venture was $499 at December 31,
        2000.  Merchants had loans receivable of $6,610 and a note payable to the
        Bank of $5,718 at December 31, 2000.  The Bank recognized income of $239 on this investment in 2000.

                                                                             (Continued)
                                                                             -----------

                                                           FIRST M & F CORPORATION AND SUBSIDIARY

                                                         Notes to Consolidated Financial Statements
                                                                (In Thousands, Except Share Data)

Note 8:  Deposits
-----------------
    The following is a summary of deposits at December 31, 2000 and 1999:

                                              2000         1999

Non-interest bearing                        $ 88,316   $ 87,378

Interest bearing:
  Money market, NOW and savings
    accounts                                 261,354    285,333
  Certificates of deposit of $100,000
    or more                                  155,306    130,243
  Other certificates of deposit              283,383    286,987
                                             -------    -------
          Total interest bearing             700,043    702,563
                                             -------    -------
          Total deposits                    $788,359   $789,941
                                             =======    =======

Interest expense on certificates of deposit of $100,000 or more amounted to
        $8,472 in 2000, $4,132 in 1999 and $3,408 in 1998.

  At December 31, 2000, the scheduled maturities of certificates of deposit are as follows:

      2001                                                   $ 289,227
      2002                                                     119,997
      2003                                                      21,482
      2004                                                       2,247
      2005                                                       5,697
      After 2005                                                    39
                                                               -------
                                                             $ 438,689
                                                               =======

Note 9:  Short-Term Borrowings

    The following is a summary of information related to short-term borrowings:

                                                                  Weighted
                              Balance Outstanding              Average Rate
                        --------------------------------     ----------------
                         Maximum     Average       At        During     At
                        Month End     Daily     Year End      Year   Year End
                        ---------     -----     --------      ----   --------

2000:
  Federal funds
    purchased           $ 25,000     $   861    $ 25,000      6.91%    6.80%
  Securities sold
    under agreements
    to repurchase          6,626       3,080       3,969      6.19%    6.12%
                          ------       -----      ------      -----    -----

                        $ 31,626     $ 3,941    $ 28,969
                          ======       =====      ======

                                                                             (Continued)
                                                                             -----------
                                                                                                                                  (Continued)

                                                                FIRST M & F CORPORATION AND SUBSIDIARY

                                                              Notes to Consolidated Financial Statements
                                                                 (In Thousands, Except Share Data)

Note 9:  (Continued)
-------------------
                                                                  Weighted
                              Balance Outstanding              Average Rate
                       ---------------------------------     ----------------
                         Maximum     Average       At        During     At
                        Month End     Daily     Year End      Year   Year End
                        ---------     -----     --------      ----   --------

1999:
  Federal funds
    purchased           $ 13,200     $ 2,242    $ 10,000      5.08%    5.10%
  Securities sold
    under agreements
    to repurchase          7,896       1,064       2,298      4.80%    5.61%
                          ------       -----      ------      -----    -----

                        $ 21,096     $ 3,306    $ 12,298
                          ======       =====      ======
1998:
  Federal funds
    purchased            $     -       $  82      $    -      5.50%       -%
  Securities sold
    under agreements
    to repurchase          2,384         452         829      3.88%    4.07%
                           -----         ---         ---      -----    -----

                         $ 2,384       $ 534       $ 829
                         =======       =====       =====

  Federal  funds purchased  represent primarily overnight borrowings through relationships with correspondent banks.  Securities sold under agreements to repurchase generally have maturities of less than 30 days and are secured by
        U. S. Treasury securities and U. S. Government agency securities.

Note 10:  Other Borrowings

    The following is a summary of other borrowings at December 31, 2000 and 1999:

                                                         2000                  1999
                                                         ----                  ----

Company's line of credit in the amount
  of $10,000,000, renewable annually;
  secured by approximately 29% of the
  Bank's common stock; interest payable
  quarterly at the lender's base rate                 $  9,592               $  9,342

Bank's advances from Federal Home Loan
  Bank of Dallas                                        87,800                111,739

Other borrowings by Insurance Agencies                     241                    170
                                                        ------               ---------
                                                      $ 97,633               $121,251
                                                        ======                =======

                                                                                                                                  (Continued)
                                                                             (Continued)
                                                                             -----------
                                                                                                                                  (Continued)

                                                           FIRST M & F CORPORATION AND SUBSIDIARY

                                                         Notes to Consolidated Financial Statements
                                                                  (In Thousands, Except Share Data)

Note 10:  (Continued)
---------------------
  The Bank has advances from the Federal Home Loan Bank of Dallas (FHLB) under
        Blanket Agreements for Advances and Security Agreements.  These agreements allow the Bank to borrow funds from the FHLB to fund mortgage loan programs and to satisfy certain other funding needs.  The value of mortgage-backed securities and mortgage loans pledged under these agreements must be maintained at not less than 115% and 150%, respectively, of the advances outstanding.  The following is a summary of these advances, exclusive of purchase accounting adjustments, at December 31, 2000 and 1999:

                                                   2000                         1999
                                                   ----                         ----

Single payment advances maturing
  within 12 months at year end:
  Balance                                      $    52,411               $    74,020
  Range of rates                                 5.49%-8.16%               5.36%-5.98%

Single payment advances maturing
  after 12 months:
  Balance                                      $    20,278               $    20,324
  Range of rates                                 5.16%-8.48%               4.88%-8.16%
  Range of maturities                             2002-2010                 2001-2010

                                                   2000                      1999
                                                   ----                      ----

Monthly payment advances:
  Balance                                      $    16,384               $    18,884
  Monthly payment amount                               295                       295
  Range of rates                                  4.65%-7.83%               4.65%-7.83%
  Range of maturities                              2002-2013                 2002-2013

  Scheduled principal payments on FHLB advances, exclusive of purchase accounting adjustments at December 31, 2000, are as follows:

      2001                                      $ 55,070
      2002                                         7,830
      2003                                         2,697
      2004                                         1,208
      2005                                         1,012
      After 2005                                  21,256
                                                  ------
                                                $ 89,073
                                                  ======

                                                                             (Continued)
                                                                             -----------

                                                           FIRST M & F CORPORATION AND SUBSIDIARY

                                                         Notes to Consolidated Financial Statements
                                                                   (In Thousands, Except Share Data)

Note 11:  Employee Benefit Plans
--------------------------------
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

    Net pension cost (benefit) included the following components:

                                                 2000                 1999                 1998

Service cost                                    $ 215                $ 184                $ 173
Interest cost                                     458                  264                  238
Actual return on plan assets                     (218)                (487)                 (73)
Amortization of transition
  asset                                           (44)                 (35)                 (35)
    Amortization of prior service
      cost                                        (37)                --                   --
Amortization of (gain) loss                         4                   36                   21
Unrecognized gain (loss) on
  assets                                         (264)                 244                 (165)
                                                  ---                  ---                  ---
    Net pension cost                            $ 114                $ 206                $ 159
                                                  ===                  ===                  ===

  The following is a summary of the plan's funded status and amounts recorded in the consolidated statements of condition:

                                                               2000                        1999
                                                               ----                        ----

Change in benefit obligation:
  Projected benefit obligation
    at beginning of year                                    $ 6,252                     $ 3,580
  Service cost                                                  215                         184
  Interest cost                                                 458                         264
  Actuarial (gain) loss                                          35                          85
  Benefit payments                                             (307)                       (143)
  Acquisition                                                  --                         2,282
  Projected benefit obligation                                -----                       -----
    at end of year                                            6,653                       6,252
                                                              -----                       -----
Change in plan assets:
  Fair value of plan assets
    at beginning of year                                      6,138                       3,093
  Actual return on plan assets                                  218                         487
  Employer contributions                                        325                          60
  Benefit payments                                             (307)                       (143)
  Expenses                                                      (55)                        (38)
  Acquisition                                                  --                         2,679
  Fair value of plan assets at                                -----                       -----
    end of year                                               6,319                       6,138
                                                              -----                       -----

                                                                             (Continued)
                                                                             -----------
                                                                                                                                (Continued)

                                                           FIRST M & F CORPORATION AND SUBSIDIARY

                                                         Notes to Consolidated Financial Statements
                                                                (In Thousands, Except Share Data)

Note 11:  (Continued)
---------------------
                                                      2000                      1999
                                                      ----                      ----

Funded status                                      $  (334)                    $(114)
Unrecognized net actuarial
  loss                                               1,043                       678
Unrecognized transition asset                         (117)                     (160)
Unrecognized prior service cost                       (404)                     (441)
                                                     -----                       ---
Prepaid (accrued) pension cost                     $   188                     $ (37)
                                                     =====                      ====

    The following is a summary of weighted average assumptions:

                                           2000                  1999                  1998
                                           ----                  ----                  ----

Discount rate                              8.0%                  7.5%                  7.5%
Expected return on plan
  assets                                   8.0%                  8.0%                  8.0%
Rate of compensation
  increase                                 4.0%                  4.0%                  4.0%
                                           ===                   ===                   ===

  The Bank has a profit and savings plan, which includes features such as an
        Employee Stock Option Plan and a 401(k) plan which provides for certain salary deferrals, covering substantially all full time employees of the Bank and subsidiaries.  The Bank matches employee 401(k) contributions equal to
        50% of an employee's first 6% of salary deferral.  Total matching contributions accrued for this plan were $116 in 2000, $125 in 1999 and $88 in 1998.  Additional contributions to the plan are at the discretion of the
        Board of Directors.  Discretionary contributions accrued for this plan were
        $25 in 2000, $25 in 1999 and $25 in 1998.

  At December 31, 2000, the profit and savings plan owned 101,200 shares of the
        Company's common stock and the pension plan owned 9,318 shares of the
        Company's common stock.

Note 12:  Stock Option Plan
---------------------------
  The Company implemented a stockholder approved Stock Option Plan, effective
        January 1, 1999, authorizing the grant of incentive stock options (ISO's) to key employees and nonstatutory stock options (NSO's) to members of the
        Board.  The purpose of the plan is to provide incentives to key officers and directors by permitting them to purchase stock in the Company under the provisions of this plan.  The maximum number of shares of stock that may be optioned or sold under the plan is 500,000 shares.

                                                                                                                                  (Continued)
                                                                             (Continued)
                                                                             -----------

                                                           FIRST M & F CORPORATION AND SUBSIDIARY

                                                         Notes to Consolidated Financial Statements
                                                               (In Thousands, Except Share Data)

Note 12: (Continued)
--------------------
  Under the provisions of the plan, the Company and the participating employees and directors will execute agreements, upon the grant of options, providing each participant with an option to purchase stock within ten years of the date of the grant.  The Company granted 2,500 NSO's in 2000 and 50,000 ISO's and 35,000 NSO's in 1999.

  Under the terms of the agreement to acquire Community, as approved by the
        Company's shareholders, Community's Stock Option Plan continued after the acquisition.  The Community Stock Option Plan was amended to provide that each option to purchase Community shares was converted into options (185,013
        ISO's and 79,289 NSO's) to purchase Company shares.  Each option granted under the Community plan became fully vested at the acquisition date.

    The following is a summary of stock option activity:

                                                                         Weighted
                                                                          Average
                                                Outstanding              Exercise
                                                  Options                   Price
                                                -----------             ----------
January 1, 1999                                      --                 $ --
Options granted                                    85,000                   32.86
Acquisition                                       264,302                   26.98
                                                  -------                   -----
December 31, 1999                                 349,302                   28.41
                                                  -------                   -----
Options granted                                     2,500                   20.13
Options exercised                                    --                   --
Options expired                                      --                   --
                                                  -------                   -----
December 31, 2000                                 351,802               $   28.36
                                                  =======                   =====

    The following is a summary of stock options outstanding at December 31, 2000:

                                  Weighted     Weighted                  Weighted
                                   Average     Average                   Average
                                  Remaining    Exercise                  Exercise
                                 Contractual    Price-                    Price-
      Exercise        Options       Life        Options      Options      Options
     Price Range    Outstanding    (Years)    Outstanding  Exercisable  Exercisable
     -----------    -----------    -------    -----------  -----------  -----------

 $ 20.13 - $ 20.13      2,500       9.33        $ 20.13            -      $     -
   25.39 -   28.68    264,302       6.56          26.98      264,302        26.98
   31.75 -   35.75     85,000       8.16          32.86            -            -
   =======   =====    =======       ====          =====      =======       ======

                                                                                                                                  (Continued)
                                                                             (Continued)
                                                                             -----------

                                                           FIRST M & F CORPORATION AND SUBSIDIARY

                                                         Notes to Consolidated Financial Statements
                                                               (In Thousands, Except Share Data)

Note 12:  (Continued)
---------------------
  The Company accounts for stock plans under APB Opinion No. 25, "Accounting for
        Stock Issued to Employees", under which no compensation cost has been recognized.  Had compensation cost for the Company's stock option plan been determined based upon the fair value at the grant date for awards under the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based
        Compensation, the Company's 2000 and 1999 net income and earnings per share would have been reduced as shown in the table below.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions in 2000 and 1999:
        expected dividend yield of 5.00% and 3.33%; expected volatility of 24.11%
        and 21.63%; risk-free interest rate of 6.50%; and an expected life of 8.09 years.

                                                     2000                      1999
                                                     ----                      ----

Net income, as reported                           $   7,079               $   8,166
Net income, proforma                                  6,887                   7,943
                                                      =====                   =====
Earnings per share, as reported:
  Basic                                        $       1.49            $       2.16
  Diluted                                              1.49                    2.15
                                                       ====                    ====
Earnings per share, proforma:
  Basic                                        $       1.49            $       2.10
  Diluted                                              1.49                    2.09
                                                       ====                    ====

Note 13:  Other Expenses

    Significant components of other expenses are summarized as follows:

                                          2000                 1999                 1998
                                          ----                 ----                 ----

Advertising and promotion               $  768               $  710               $  462
Communications                             822                  789                  603
Postage and carriers                       774                  713                  597
Professional fees                        1,075                  531                  528
Stationery and supplies                    776                  728                  564
    Amortization                         1,368                  356                  237
Other                                    3,307                2,750                2,531
                                         -----                -----                -----

                                        $8,890               $6,577               $5,522
                                         =====                =====                =====

                                                                            (Continued)
                                                                             -----------

                                                           FIRST M & F CORPORATION AND SUBSIDIARY

                                                         Notes to Consolidated Financial Statements
                                                               (In Thousands, Except Share Data)

Note 14:  Income Taxes
----------------------
  The components of income tax expense (benefit) are as follows:

                                                 Federal      State       Total
                                                 -------      -----       -----

    2000:
      Current                                    $ 1,878      $ 174      $ 2,052
      Deferred                                      (458)       (72)        (530)
                                                   ------       ----       ------

              Total                              $ 1,420      $ 102      $ 1,522
                                                  =======       ===        =====

    1999:
      Current                                    $ 2,838      $ 348      $ 3,186
      Deferred                                      (143)       (38)        (181)
                                                  -------       ---         -----
              Total                              $ 2,695      $ 310      $ 3,005
                                                  ======        ===        =====

    1998:
      Current                                    $ 2,637      $ 251      $ 2,888
      Deferred                                      (260)       (33)        (293)
                                                  -------                   -----
              Total                              $ 2,377      $ 218      $ 2,595
                                                  ======        ===        =====

The differences between actual income tax expense and expected income tax expense are summarized as follows:

                                                 2000          1999        1998

Amount computed using the
  Federal statutory rates on
  income before income taxes                   $ 2,924      $ 3,798      $ 3,549
Increase (decrease) resulting
  from:
  Tax exempt income, net of
    disallowed interest
    deduction                                     (886)        (992)        (975)
  State income tax expense,
    net of Federal effect                           67          205          144
  Increase in cash value                          (193)        (155)        (137)
  Nondeductible amortization                       427           76           42
      Prior year amended returns                  (847)        --           --
  Other, net                                        30           73          (28)
                                                   ---        -----        -----
                                               $ 1,522      $ 3,005      $ 2,595
                                                 =====        =====        =====

                                                                             (Continued)
                                                                             -----------
                                                                                                                              (Continued)

                                      FIRST M & F CORPORATION AND SUBSIDIARY
                                     Notes to Consolidated Financial Statements
                                        (In Thousands, Except Share Data)

Note 14:  (Continued)
---------------------
  The change in the net deferred taxes is a result of current period deferred tax expense (benefit), the change in unrealized gain (loss) on securities available for sale, the addition of deferred taxes of acquired companies and the recording of deferred taxes related to purchase accounting adjustments.
        The components of the recorded net deferred tax asset (liability) at
        December 31, 2000 and 1999, consist of the following:

                                                      2000                  1999
                                                      ----                  ----

Allowance for possible loan losses                 $ 3,001                $ 2,659
Intangible assets                                      107                     91
Other real estate                                       50                     72
    Investment writedown                               515                   --
Unrealized loss on securities
  available for sale                                  --                    2,683
Other                                                  100                    232
                                                     -----                 ------
      Total deferred tax assets                      3,773                  5,737

Fixed assets and depreciation                         (504)                  (270)
Federal Home Loan Bank stock
  dividends                                           (755)                  (532)
Purchase accounting adjustments                     (3,313)                (3,598)
Unrealized gain on securities
  available for sale                                  (334)                  --
Other                                                 (238)                  (148)
                                                     -----                 ------
      Total deferred tax liabilities                (5,144)                (4,548)

                                                   $(1,371)               $ 1,189
                                                     =====                  =====

  The following is a summary of the gross amounts of other comprehensive income
        (net unrealized gain (loss) on securities available for sale) and the related income tax effects:

                                            Gross                Tax Expense               Net
                                            Amount               (Benefit)                Amount
                                            ------               ---------                ------

January 1, 1998                           $   916                $   340                $   576

Change in unrealized gain
  (loss)                                    2,070                    772                  1,298
Reclassification adjustment                  (135)                   (50)                   (85)
                                            -----                  -----                  -----
    Total for year                          1,935                    722                  1,213
                                            -----                  -----                  -----
December 31, 1998                           2,851                  1,062                  1,789
                                            -----                  -----                  -----

                                                                             (Continued)
                                                                             -----------
                                                                                                                                  (Continued)

                                      FIRST M & F CORPORATION AND SUBSIDIARY
                                    Notes to Consolidated Financial Statements
                                          (In Thousands, Except Share Data)

Note 14:  (Continued)
---------------------
                                                   Gross                Tax Expense               Net
                                                  Amount                (Benefit)                Amount
                                                  ------                ---------                ------

      Change in unrealized gain
        (loss)                                   (10,008)                (3,736)                (6,272)
      Reclassification adjustment                    (26)                    (9)                   (17)
                                                  ------                  -----                  -----
          Total for year                         (10,034)                (3,745)                (6,289)
                                                  ------                  -----                  -----
      December 31, 1999                           (7,183)                (2,683)                (4,500)
                                                  ------                  -----                  -----
      Change in unrealized gain
        (loss)                                     6,707                  2,502                  4,205
      Reclassification adjustment                  1,381                    515                    866
                                                  ------                  -----                  -----
          Total for year                           8,088                  3,017                  5,071
                                                  ------                  -----                  -----
      December 31, 2000                         $    905                $   334                $   571
                                                  ======                  =====                  =====

Note 15:  Earnings Per Share

  The following table shows a reconciliation of earnings per share to diluted earnings per share:

                                               2000                      1999                      1998
                                               ----                      ----                      ----

      Basic earnings per share:
  Net income                              $    7,079               $    8,166               $    7,842
                                               =====                    =====                    =====
  Weighted average shares
    outstanding                            4,634,297                3,785,317                3,637,875
                                           =========                =========                =========

Basic earnings per share                  $     1.53               $     2.16               $     2.16
                                                ====                     ====                     ====

Diluted earnings per share:
  Net income                              $    7,079               $    8,166               $    7,842
                                               =====                    =====                    =====
  Weighted average shares
    outstanding                            4,634,297                3,785,317                3,637,875
  Dilutive effect of stock
    options                                     --                      5,490                     --
                                           ---------                ---------                ----------
                                           4,634,297                3,790,807                3,637,875
                                           =========                =========                =========

Diluted earnings per share                $     1.53               $     2.15               $     2.16
                                                ====                     ====                     ====

                                                                             (Continued)
                                                                             -----------

                                      FIRST M & F CORPORATION AND SUBSIDIARY
                                    Notes to Consolidated Financial Statements
                                       (In Thousands, Except Share Data)

Note 16:  Stockholders' Equity
------------------------------

    Preferred Stock
    ---------------
  The Company is authorized to issue 1,000,000 shares of cumulative Class A voting preferred stock of no par value and 1,000,000 shares of cumulative
        Class B non-voting preferred stock of no par value.   Dividend rates,
        redemption terms and conversion terms may be set by the Board of Directors.

    Dividend Reinvestment and Stock Purchase Plan
    ---------------------------------------------
  The Dividend Reinvestment and Stock Purchase Plan authorizes the sale of up to
        100,000 shares of the Company's common stock from authorized, but unissued, share or from shares acquired on the open market to shareholders who choose to invest all or a portion of their cash dividends and make optional cash payments of $50.00 to $5,000.00 per quarter.  All shares for this plan have been purchased on the open market.  The price of shares purchased on the open market is the average price paid for all shares purchased for all participants.

Note 17:  Commitments and Contingencies
---------------------------------------
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

                                                                             (Continued)
                                                                             -----------

                                                                                                                                  (Continued)

                    FIRST M & F CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                      (In Thousands, Except Share Data)

Note 17:  (Continued)
---------------------
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

  The maximum credit exposure in the event of nonperformance for loan commitments and standby letters of credit is represented by the contract amount of the instruments.

  A summary of commitments and contingent liabilities at December 31, 2000, is as follows:

      Commitments to extend credit                        $ 57,089
      Standby letters of credit                              2,525
                                                            ------
                                                          $ 59,614
                                                            ======

Note 18:  Regulatory Matters
----------------------------
  Federal banking  regulations require that the Bank  maintain certain cash reserves based on a percent of deposits.  This requirement was $4,155 at
        December 31, 2000.

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

  Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Total Capital and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined).  Management believes, as of
        December 31, 2000, that all capital adequacy requirements have been met.

  As of December 31, 2000, the most recent notification by the Federal Deposit
        Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank's category.

                                                                             (Continued)
                                                                             -----------

                                      FIRST M & F CORPORATION AND SUBSIDIARY
                                   Notes to Consolidated Financial Statements
                                         (In Thousands, Except Share Data)

Note 18:  (Continued)
---------------------
    The Company's and Bank's actual capital amounts and ratios as of December 31,
        2000 and 1999, are also presented in the table:

                                                              To Be Well
                                                           Capitalized Under
                                         For Capital       Prompt Corrective
                      Actual          Adequacy Purposes    Action Provisions
                   --------------     -----------------    -----------------
                   Amount   Ratio       Amount    Ratio      Amount    Ratio
                   ------   -----       ------    -----      ------    -----

December 31, 2000 (Company):
  Total capital
    (to risk
    weighted
    assets)      $ 86,183   13.4%     $ 51,570     8.0%      Not applicable

  Tier I capital
    (to risk
    weighted
    assets)        78,060   12.1%       25,785     4.0%      Not applicable

  Tier I capital
    (to average
    assets)        78,060    7.9%       39,305     4.0%      Not applicable
                   ======   ====        ======     ===

December 31, 2000 (Bank):
  Total capital
    (to risk
    weighted
    assets)      $ 93,658   14.6%     $ 51,269     8.0%    $ 64,086   10.0%

  Tier I capital
    (to risk
    weighted
    assets)        85,582   13.4%       25,634     4.0%      38,451    6.0%

  Tier I capital
    (to average
    assets)        85,582    8.7%       39,256     4.0%      49,070    5.0%
                   ======   ====        ======     ===       ======    ===

                                                                             (Continued)
                                                                             -----------
                                                                                                                                  (Continued)

                                      FIRST M & F CORPORATION AND SUBSIDIARY

                                    Notes to Consolidated Financial Statements
                                       (In Thousands, Except Share Data)

Note 18:  (Continued)
--------------------
                                                              To Be Well
                                                           Capitalized Under
                                         For Capital       Prompt Corrective
                      Actual          Adequacy Purposes    Action Provisions
                   --------------     -----------------    -----------------
                   Amount   Ratio       Amount    Ratio      Amount    Ratio
                   ------   -----       ------    -----      ------    -----

December 31, 1999 (Company):
  Total capital
    (to risk
    weighted
    assets)      $ 83,317   13.3%     $ 49,818     8.0%      Not applicable

  Tier I capital
    (to risk
    weighted
    assets)        75,688   12.1%       24,909     4.0%      Not applicable

  Tier I capital
    (to average
    assets)        75,688    8.9%       34,043     4.0%      Not applicable
                   ======   ====        ======     ===

December 31, 1999 (Bank):
  Total capital
    (to risk
    weighted
    assets)      $ 89,121   14.3%     $ 49,818     8.0%     $ 62,272   10.0%

  Tier I capital
    (to risk
    weighted
    assets)        81,492   13.1%       24,909     4.0%       37,363    6.0%

  Tier I capital
    (to average
    assets)        81,492    9.6%       34,043     4.0%       42,554    5.0%
                   ======   ====        ======     ===        ======    ===

  Dividends paid by the Bank are the primary source of funds available to the
        Company for payment of dividends to its shareholders and other cash needs.
        Applicable Federal and state statutes and regulations impose restrictions on the amounts of dividends that may be declared by the Bank.  In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of the Bank's total capital in relation to its assets, deposits and other such items and, as a result, capital adequacy considerations could further limit the availability of dividends from the Bank.  These restrictions are not anticipated to have a material effect on the ability of the Bank to pay dividends to the Company.

                                                                             (Continued)
                                                                             -----------

                                      FIRST M & F CORPORATION AND SUBSIDIARY
                                   Notes to Consolidated Financial Statements
                                     (In Thousands, Except Share Data)

Note 19:  Fair Value of Financial Instruments
---------------------------------------------
  Statement of Financial Accounting Standards No. 107 (SFAS 107), "Disclosures
        about Fair Value of Financial Instruments" requires that the Company disclose estimated fair value for its financial instruments.  However, such disclosures may be deemed not to be practicable for certain classes of financial instruments.

  Fair value estimates are made at a specific point in time and are based on relevant market information which is continuously changing.  Because no quoted market prices exist for a significant portion of the Company's financial instruments, fair values for such instruments are based on management's assumptions with respect to future economic conditions, estimated discount rates, estimates of the amount and timing of future cash flows, expected loss experience, and other factors.  These estimates are subjective in nature involving uncertainties and matters of significant judgment; therefore, they cannot be determined with precision.  Changes in the assumptions could significantly affect the estimates.  In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.  As a result, the SFAS 107 fair value disclosures should not be considered an indication of the fair value of the
        Company taken as a whole.  A summary of financial instruments and related fair value disclosures follows:

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
            The carrying value of loans, net of the allowance for possible loan losses, is $623,807 and $601,321 and the estimated net fair value of loans is $614,728 and $590,508 at December 31, 2000 and 1999.

    Deposits - The  fair value  of demand deposits, NOW accounts, money market accounts and savings deposits is the carrying amount at the reporting date.  The fair value of certificates of deposit is estimated by discounting the future cash flows, using current market rates for deposits of similar maturities.  The carrying value of deposits is $788,359 and
            $789,941 and the  estimated  net fair  value of  deposits is  $790,481 and
            $790,977 at December 31, 2000 and 1999.

                                                                             (Continued)
                                                                             -----------

                                                                                                                      (Continued)

                                                           FIRST M & F CORPORATION AND SUBSIDIARY

                                                         Notes to Consolidated Financial Statements
                                                               (In Thousands, Except Share Data)

Note 19:  (Continued)
---------------------
    Short-term and other borrowings - The net book value of the majority of these financial instruments approximates fair value due to the short term nature of these items or their applicable interest rates and repricing and repayment terms.  The fair values of long term FHLB advances in estimated by discounting the future cash flows, using current market rates for borrowings of similar terms and maturities.  The fair value of short-term and other borrowings is not materially different from their recorded book value at December 31, 2000 and 1999.

    Commitments to extend credit - Fair values for such commitments are typically based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the parties' credit standing.  The fair value of commitments to extend credit is not material.

Note 20:  Summarized Financial Information of First M & F Corporation
---------------------------------------------------------------------
  Summarized financial information of First M & F Corporation (parent company only) is as follow:
                                                                        STATEMENTS OF CONDITION

                 Assets                                          2000                          1999
                 ------                                          ----                          ----

      Cash                                                  $   1,008                     $   4,926
      Investment in subsidiary                                104,464                        96,482
      Other assets                                              1,724                         1,305
                                                              -------                       -------
                                                            $ 107,196                     $ 102,713
                                                              =======                       =======

      Liabilities and Stockholders' Equity

      Notes payable                                         $   9,592                     $   9,342
      Other liabilities                                           661                         2,694
      Stockholders' equity                                     96,943                        90,677
                                                              -------                       -------
                                                            $ 107,196                     $ 102,713
                                                              =======                       =======

                                                                             (Continued)
                                                                             -----------

                                                                                                                                  (Continued)

                                                                FIRST M & F CORPORATION AND SUBSIDIARY

                                                              Notes to Consolidated Financial Statements
                                                               (In Thousands, Except Share Data)

Note 20:  (Continued)
---------------------
                                                                         STATEMENTS OF INCOME

                                               2000                1999                 1998
                                               ----                ----                 ----

Income:
  Dividends received from
    current earnings of
    subsidiary                                $5,800               $8,513               $3,649
  Equity in undistributed
    current earnings of
    subsidiary                                 2,101                 --                  4,468
  Other income                                    33                   60                    6
                                               -----                -----                -----
          Total income                         7,934                8,573                8,123
                                               -----                -----                -----
Expenses:
  Interest                                       812                  100                   39
  Other expenses                                 448                  382                  300
                                               -----                -----                -----
          Total expenses                       1,260                  482                  339
                                               -----                -----                -----
          Income before
            income taxes                       6,674                8,091                7,784

Income tax benefit                               405                   75                   58
                                               -----                -----                -----
          Net income                          $7,079               $8,166               $7,842
                                               =====                =====                =====

                                                                       STATEMENTS OF CASH FLOWS

                                                2000                 1999                  1998
                                                ----                 ----                  ----

Cash flows from operating
  activities:
Net income                                   $ 7,079              $ 8,166                $ 7,842
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
  Equity in undistributed
    earnings of subsidiary                    (2,101)                --                   (4,468)
  Other, net                                     (85)                 (80)                   125
                                               -----                -----                  -----
        Net cash provided by
          operating activities                 4,893                8,086                  3,499
                                               -----                -----                  -----

                                                                                                                                    (Continued)
                                                                             (Continued)
                                                                             -----------

                                                              FIRST M & F CORPORATION AND SUBSIDIARY

                                                              Notes to Consolidated Financial Statements
                                                               (In Thousands, Except Share Data)

Note 20:  (Continued)
---------------------
                                                                STATEMENTS OF CASH FLOWS - (CONTINUED)

                                                   2000                    1999                  1998
                                                   ----                    ----                  ----

Cash flows from investing
  activities:
    Cash paid related to prior
      year acquisitions                         $(2,226)               $   --                  $  --
  Net cash used in acquisitions                    --                   (32,309)                  --
  Dividends from prior earnings
    of banking subsidiary                          --                    32,074                   --
  Purchases of securities
    available for sale                             --                      (462)                  --
  Sale of securities available
    for sale                                       --                       833                   --
                                                  -----                  ------                ------
          Net cash provided by
            (used in) investing
                   activities                    (2,226)                    136                   --
                                                  -----                  ------                ------
Cash flows from financing
  activities:
  Increase (decrease) in notes
      payable                                       250                   9,015                   (369)
  Cash dividends                                 (4,626)                 (3,920)                (3,259)
  Common shares repurchased                      (2,209)                 (8,514)                  --
                                                  -----                  ------                 ------
          Net cash used in
            financing activities                 (6,585)                 (3,419)                (3,628)
                                                  -----                  ------                 ------
          Net increase (decrease)
            in cash                              (3,918)                  4,803                   (129)

Cash at January 1                                 4,926                     123                    252
                                                  -----                  ------                 ------
Cash at December 31                             $ 1,008                $  4,926                $   123
                                                  =====                  ======                 ======

                                                                             (Continued)
                                                                             -----------

WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There has been no change in accountants within the two year period ended December 31, 2000.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information concerning directors and executive officers of the registrant is incorporated by reference and contained in the Proxy material on [Page I-2] and following.

EXECUTIVE COMPENSATION

        Information concerning executive compensation is incorporated by reference and contained in the Proxy material on [Page I-6].

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

        Information concerning security ownership of owners and management is incorporated by reference and contained in the Proxy material on [Page I-3] and following.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information concerning certain relationships and related transactions is incorporated by reference and contained in the Proxy material on [Pages I-11].

EXHIBITS, FINANCIAL STATEMENT SCHEDULES
AND REPORTS ON FORM 8-K

Financial Statements and Exhibits

         The following financial statements included under the heading "Financial Statements and
Supplementary Data" are included in this report:

         (a)     Independent Auditors' Report
         (b)     Consolidated Statements of Condition - December 31, 2000 and 1999
         (c)     Consolidated Statements of Income - Years Ended December 31, 2000, 1999 and 1998
         (d)     Consolidated Statements of Comprehensive Income - Years Ended December 31, 2000,
                 1999 and 1998
         (e)     Consolidated Statements of Stockholders' Equity - Years Ended December 31, 2000,
                 1999, and 1998
         (f)     Consolidated Statements of Cash Flows - Years Ended December 31, 2000, 1999 and
                 1998
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

Reports on Form 8-K

         None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First M & F CORPORATION

BY:-------------------------------                           BY: ------------------------------------
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                                        /s/ Hugh S. Potts, Jr.
DATE: ---------------------------------                 ---------------------------------
                                                        Hugh S. Potts, Jr., Director

                                                        /s/ Scott M. Wiggers
DATE: ---------------------------------                 ---------------------------------
                                                        Scott M. Wiggers, Director

                                                        /s/ Fred A. Bell, Jr.
DATE: ---------------------------------                 ---------------------------------
                                                        Fred A. Bell, Jr., Director

                                                        /s/ Jon A. Crocker
DATE: ---------------------------------                 ---------------------------------
                                                        Jon A. Crocker, Director

                                                        /s/ Charles T. England
DATE: ---------------------------------                 ---------------------------------
                                                        Charles T. England, Director

                                                        /s/ Toxey Hall, III
DATE: ---------------------------------                 ---------------------------------
                                                        Toxey Hall, III, Director

                                                        /s/ Barbara K. Hammond
DATE: ---------------------------------                 ---------------------------------
                                                        Barbara K. Hammond, Director

                                                        /s/ Charles V. Imbler, Sr.
DATE: ---------------------------------                 ---------------------------------
                                                        Charles V. Imbler, Sr., Director

                                                        /s/ James F. Ingram
DATE: ---------------------------------                 ----------------------------------
                                                        James F. Ingram, Director

                                                        /s/ J. Marlin Ivey
DATE: ---------------------------------                 ----------------------------------
                                                        J. Marlin Ivey, Director

                                                        /s/ Joe Ivey
DATE: ---------------------------------                 ---------------------------------
                                                        Joe Ivey, Director

                                                        /s/ R. Dale McBride
DATE: ---------------------------------                 ---------------------------------
                                                        R. Dale McBride, Director

                                                        /s/ susan P. McCaffery
DATE: ---------------------------------                 ---------------------------------
                                                        Susan P. McCaffery, Director

                                                        /s/ Otho E. Pettit, Jr.
DATE: ---------------------------------                 ---------------------------------
                                                        Otho E. Pettit, Jr., Director

                                                        /s/ Charles w. Ritter, Jr.
DATE: ---------------------------------                 ---------------------------------
                                                        Charles W. Ritter, Jr., Director

                                                        /s/ L. F. Sams, Jr.
DATE: ---------------------------------                 ---------------------------------
                                                        L. F. Sams, Jr., Director

                                                        /s/ Michael W. Sanders
DATE: ---------------------------------                 ---------------------------------
                                                        Michael W. Sanders, Director

                                                        /s/ W. C. Shoemaker
DATE: ---------------------------------                 ---------------------------------
                                                        W. C. Shoemaker, Director

                                                        /s/ James I. Tims
DATE: ---------------------------------                 ---------------------------------
                                                        James I. Tims, Director

                                                        /s/ Edward G. Woodard
DATE: ---------------------------------                 ---------------------------------
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

DIRECTORS AND OFFICERS

First M & F Corporation
And Merchants and Farmers Bank

Fred A. Bell, Jr.                     Joe Ivey                                Michael W. Sanders
Partner                               President & CEO                         President
Clean Kut Outdoor Equipment           Encompass Services Corp.                Jimmy Sanders, Inc.
Kosciusko, MS                         Houston, TX                             Cleveland, MS

Jon A. Crocker                        R. Dale McBride                         W. C. Shoemaker
Director                              President                               Consultant
Canton, MS                            Merchants & Farmers Bank                IMC Webb Graphics
                                      Durant, MS                              Kosciusko, MS
Charles T England
Retired                               Susan P. McCaffrey                      James I. Tims
Kosciusko, MS                         Retired                                 President
                                      Kosciusko, MS                           LT Corporation
Toxey Hall, III                                                               Cleveland, MS
Investor                              Otho E. Pettit, Jr.
Canton, MS                            Partner                                 Scott M. Wiggers
                                      Thornton, Guyton, Dorrill & Pettit      President
Barbara K. Hammond                    Kosciusko, MS                           First M & F Corp. and
Retired                                                                       Merchants & Farmers Bank
Jackson, MS                           Hugh S. Potts, Jr.                      Kosciusko, MS
                                      Chairman & CEO
Charles V. Imbler                     First M & F Corp. and                   Edward G. Woodard
President and CEO                     Merchants & Farmers Bank                President
Truck Center, Inc                     Kosciusko, MS                           K. M. Distributing Company
Tupelo, MS                                                                    Kosciusko, MS
                                      Charles W. Ritter, Jr.
Jim Ingram                            Retired
Consultant                            Kosciusko, MS
Tupelo, MS                                                                    Emeritus Directors
                                      L. F. Sams, Jr.
J. Marlin Ivey                        Partner                                   William J. Hammond
President                             Mitchell, McNutt, Threadgill,             William M. Myers, DDS
Ivey National Corp.                   Smith & Sams                              Hugh S. Potts
Kosciusko, MS                         Tupelo, MS                                O. K. Power

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

Northern Sales Division                              Southern Sales Division
Robert K. Autry, Jr.                                 Christopher M. Burgess
Executive Vice President and                         Executive Vice President and
Divisional Sales Manager                             Divisional Sales Manager

Mary Parrish                                         Timothy L. Alford
Manager                                              President
Ackerman, MS                                         Clinton, MS

G. C. Kinney, III                                    Michael E. Crandall
President                                            President
Oxford, MS                                           Madison/Ridgeland, MS

Harry L. Lott, Jr.                                   Donald G. Griffin
President                                            President
Grenada, MS                                          Brandon/Pearl, MS

Thomas A. McKelroy                                   Jeffrey B. Lacey
President                                            President
Bruce, MS                                            Kosciusko, MS

Dwayne K. Myers                                      R. Dale McBride
President                                            President
Starkville, MS                                       Durant, MS

V. Doug Springer                                     Frank S. Street
President                                            President
Cleveland, MS                                        Canton, MS

Richard A. Taylor                                    Richard D. Wilson
President                                            President
Southaven, MS                                        Philadelphia, MS

H. Lewis Whitfield
President
Tupelo, MS

CORPORATE AND INVESTOR INFORMATION

First M & F Corporation                              STOCK LISTING
Merchants and Farmers Bank                           First M &F's common stock is traded on the
221 East Washington Street                           NASDAQ National Market System under
P. O. Box 520                                        The symbol FMFC.
Kosciusko, MS  39090
(601) 289-5121                                       STOCK TRANSFER AGENT
www.mfbank.com                                       Registrar and Transfer Company
                                                     10 Commerce Drive
ANNUAL MEETING                                       Cranford, NJ  07016-3572
First M & F Corporation's Annual Meeting of      1-800-368-5948
Shareholders will be held at 1:30 p.m.,
Wednesday April 11, 2001 in the auditorium of
the Mary Ricks Thornton Cultural Center in
Kosciusko, MS.

FINANCIAL INFORMATION                                FINANCIAL PUBLICATIONS
Analysts and investors seeking financial             Additional copies of the corporation's Annual
information about First M & F Corp may               Report, Form 10-K, quarterly reports and other
contact Robert C. Thompson, III, Chief               corporate publications are available on request
Financial Officer                                    by contacting the Chief Financial Officer

                                                     INDEPENDENT AUDITORS
                                                     Shearer, Taylor & Co., P.A.
                                                     605 Renaissance Way
                                                     Ridgeland, MS  39157
                                                     (601) 605-0099