Form 10-Q
period 2001-03-31
FIRST M&F CORP/MS
filed 2001-05-14
CIK 320387

FIRST M & F CORPORATION

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20459

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of the

Securities Exchange Act of 1934

For the quarter ended March 31, 2001               Commission File Number 0-9424

                               FIRST M & F CORPORATION
-----------------------------------------------------------------
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

                                  Yes   X       No
                                 -----        -----

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

            Class                              Outstanding at April 30, 2001
            -----                              -----------------------------

Common stock ($5.00 par value)                       4,614,784 shares

FIRST M & F CORPORATION AND SUBSIDIARY

FORM 10-Q

CONTENTS

                                                                      Page
                                                                      ----

PART I:  FINANCIAL INFORMATION                                           3
  Item 1 - Financial Statements (unaudited):
             Consolidated Statements of Condition                        4
             Consolidated Statements of Income                         5-6
             Consolidated Statements of Comprehensive Income             7
             Consolidated Statements of Stockholders' Equity             8
             Consolidated Statements of Cash Flows                    9-10
             Notes to Consolidated Financial Statements                 11
             Independent Accountants' Review Report                     12

  Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations           13-15

  Item 3 - Quantitative and Qualitative Disclosures About
              Market Risk                                               16

PART II: OTHER INFORMATION
  Item 1 - Legal Proceedings                                            17
  Item 2 - Changes in Securities                                        17
  Item 3 - Defaults upon Senior Securities                              17
  Item 4 - Submission of Matters to a Vote of Security
             Holders                                                    17
  Item 5 - Other Information                                            17
  Item 6 - Exhibits and Reports on Form 8-K                             17
  Exhibit 11 - Computation of Earnings Per Share                        18

SIGNATURE                                                               19

PART I: FINANCIAL INFORMATION

Item 1 - Financial Statements

                                         FIRST M & F CORPORATION AND SUBSIDIARY

                                          Consolidated Statements of Condition
                                            (In Thousands, Except Share Data)

                                                          (Unaudited)
                                                            March 31,             December 31,
                   Assets                                     2001                    2000 (1)
                   ------                                  -----------            ------------

Cash and due from banks                                    $    31,600            $    31,484
Interest bearing bank balances                                   6,093                 26,525
Federal funds sold                                              39,000                  2,400
Securities available for sale (amortized
  cost of $250,476 and $271,806)                               253,194                272,711

Loans, net of unearned income                                  641,380                632,317
  Allowance for loan losses                                     (8,866)                (8,510)
                                                             ---------              ---------
          Net loans                                            632,514                623,807
                                                             ---------              ---------

Bank premises and equipment                                     20,085                 19,279
Accrued interest receivable                                      8,239                  8,800
Other real estate                                                1,226                    965
Intangible assets                                               18,028                 18,311
Other assets                                                    15,027                 15,569
                                                             ---------              ---------

                                                           $ 1,025,006            $ 1,019,851
                                                             =========              =========

     Liabilities and Stockholders' Equity
     ------------------------------------

Liabilities:
  Deposits:
    Non-interest bearing                                  $   101,234            $    88,316
    Interest bearing                                          712,688                700,043
                                                            ---------              ---------
          Total deposits                                      813,922                788,359
                                                            ---------              ---------

  Federal funds and repurchase agreements                      19,409                 28,969
  Other borrowings                                             84,092                 97,633
  Accrued interest payable                                      4,117                  3,990
  Other liabilities                                             4,616                  3,957
                                                            ---------              ---------
          Total liabilities                                   926,156                922,908
                                                            ---------              ---------

Stockholders' equity:
  Common stock of $5.00 par value.  15,000,000
    shares authorized; 4,614,784 shares issued
    and outstanding                                            23,074                 23,074
  Additional paid-in capital                                   33,876                 33,876
  Retained earnings                                            40,208                 39,422
  Net unrealized gain on securities available for
    sale                                                        1,692                    571
                                                            ---------              ---------
          Net stockholders' equity                             98,850                 96,943
                                                            ---------              ---------

                                                          $ 1,025,006            $ 1,019,851
                                                            =========              =========

The accompanying notes are an integral part of these financial statements.

(1)  Derived from audited financial statements.

                                         FIRST M & F CORPORATION AND SUBSIDIARY

                                            Consolidated Statements of Income
                                            (In Thousands, Except Share Data)
                                                      (Unaudited)

                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                             2001                    2000
                                                             ----                    ----

Interest income:
  Interest and fees on loans                               $ 13,803               $ 13,131
  Taxable investments                                         3,245                  3,669
  Tax exempt investments                                        675                    716
  Federal funds sold                                            273                    188
  Interest bearing bank balances                                147                    135
                                                             ------                 ------
          Total interest income                              18,143                 17,839
                                                             ------                 ------

Interest expense:
  Deposits                                                    8,768                  7,903
  Short-term borrowings                                         152                     46
  Other borrowings                                            1,575                  1,570
                                                             ------                 ------
          Total interest expense                             10,495                  9,519
                                                             ------                 ------

          Net interest income                                 7,648                  8,320
Provision for loan losses                                       900                    750
                                                             ------                 ------
          Net interest income after provision
            for loan losses                                   6,748                  7,570
                                                             ------                 ------

Non interest income:
  Service charges on deposits                                 1,677                  1,388
  Credit insurance income                                        47                     84
  Mortgage banking income                                       194                     94
  Agency commission income                                    1,020                    797
  Other fee income                                              191                    136
  Gains (losses) on AFS investments                             313                    (54)
  Other income                                                  243                    335
                                                             ------                 ------
          Total non interest income                           3,685                  2,780
                                                             ------                 ------

                                                                                                    (Continued)
                                                                                                    -----------

                                         FIRST M & F CORPORATION AND SUBSIDIARY

                                            Consolidated Statements of Income
                                            (In Thousands, Except Share Data)
                                                      (Unaudited)

                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                           2001                    2000
                                                           ----                    ----

Non interest expenses:
  Salaries and employee benefits                        $  3,999               $  4,187
  Net occupancy expense                                      464                    418
  Equipment and data processing expenses                     901                    786
  Intangible asset amortization                              343                    335
  Other expenses                                           1,916                  1,400
                                                          ------                 ------
          Total non interest expenses                      7,623                  7,126
                                                          ------                 ------

          Income before income taxes                       2,810                  3,224
Income taxes                                                 870                    996
                                                          ------                 ------

          Net income                                    $  1,940               $  2,228
                                                          ======                 ======

Weighted average shares:
  Basic                                                4,614,784              4,666,711
  Diluted                                              4,614,784              4,666,711
                                                       =========              =========

Earnings per share
  Basic                                                   $ 0.42                 $ 0.48
  Diluted                                                   0.42                   0.48
                                                            ====                   ====

The accompanying notes are an integral part of these financial statements.

                                         FIRST M & F CORPORATION AND SUBSIDIARY

                                     Consolidated Statements of Comprehensive Income
                                            (In Thousands, Except Share Data)
                                                      (Unaudited)

                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                                2001                   2000
                                                                ----                   ----

Net income                                                    $ 1,940                $ 2,228
                                                                -----                  -----
Other comprehensive income:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses), net                      1,317                 (1,082)
    Plus (minus) reclassification adjustment
      for (gains) losses included in net income                  (196)                    34
                                                                -----                  -----
          Other comprehensive income                            1,121                 (1,048)
                                                                -----                  -----

          Total comprehensive income                          $ 3,061                $ 1,180
                                                                =====                  =====

The accompanying notes are an integral part of these financial statements.

                                         FIRST M & F CORPORATION AND SUBSIDIARY

                                     Consolidated Statements of Comprehensive Income
                                            (In Thousands, Except Share Data)
                                                      (Unaudited)

                                      Additional
                           Common      Paid-In       Retained      Unrealized
                           Stock       Capital       Earnings      Gain (Loss)        Total
                           ------     ----------     --------      -----------        -----

January 1, 2000          $ 23,363       $ 34,845      $ 36,969      $ (4,500)       $ 90,677

Net income                      -              -         2,228             -           2,228

Cash dividends ($.25
  per share)                    -              -        (1,163)            -          (1,163)

35,359 common shares
  issued in
  acquisition                 177            774             -             -             951

57,037 common shares
  repurchased                (285)        (1,194)            -             -          (1,479)

Net change in
  unrealized loss               -              -             -        (1,048)         (1,048)
                           ------         ------        ------         -----          ------

March 31, 2000           $ 23,255       $ 34,425      $ 38,034      $ (5,548)       $ 90,166
                           ======         ======        ======         =====          ======

January 1, 2000          $ 23,074       $ 33,876      $ 39,422       $   571        $ 96,943

Net income                      -              -         1,940             -           1,940

Cash dividends ($.25
  per share)                    -              -        (1,154)            -          (1,154)

Net change in
  unrealized gain               -              -             -         1,121           1,121
                           ------         ------        ------         -----          ------

March 31, 2001           $ 23,074       $ 33,876      $ 40,208       $ 1,692        $ 98,850
                           ======         ======        ======         =====          ======

The accompanying notes are an integral part of these financial statements.

                                                                Three Months Ended March 31,
                                                                ----------------------------
                                                                 2001                   2000
                                                                 ----                   ----

Cash flows from operating activities:
  Net income                                                  $  1,940               $  2,228
  Adjustments to reconcile net income to cash
    provided by operating activities:
    Depreciation and amortization                                  782                    767
    Provision for loan losses                                      900                    750
    Net investment amortization                                     68                     70
    (Gain) loss on sales of investments                           (313)                    54
    Deferred income taxes                                          162                   (600)
    (Increase) decrease in:
      Accrued interest receivable                                  561                    (89)
      Cash surrender value of bank owned life
        insurance                                                 (171)                  (167)
    Increase in accrued interest payable                           127                     24
    Other, net                                                     469                    796
                                                                ------                 ------

          Net cash provided by operating activities              4,525                  3,833
                                                                ------                 ------

Cash flows from investing activities:
  Purchases of securities available for sale                   (16,568)                     -
  Sales of securities available for sale                        11,794                  3,800
  Maturities of securities available for sale                   26,494                  9,707
  Net (increase) decrease in:
    Interest bearing bank balances                              20,432                  1,785
    Federal funds sold                                         (36,600)               (19,100)
    Loans                                                      (10,227)               (10,636)
    Bank premises and equipment                                 (1,242)                  (221)
  Investment in joint venture                                        -                   (260)
  Proceeds from sales of other real estate and
    other repossessed assets                                       329                    592
  Net cash paid for current year acquisitions                      (60)                   (85)
  Net cash paid related to prior year acquisitions                 (15)                (1,919)
                                                                ------                 ------

          Net cash used in investing activities                 (5,663)               (16,337)
                                                                ------                 ------

                                                                                              (Continued)
                                                                                              -----------

                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                  2001                   2000
                                                                  ----                   ----

Cash flows from financing activities:
  Net increase (decrease) in:
    Non-interest bearing deposits                              $ 12,917               $  5,840
    Interest bearing deposits                                    12,646                 11,232
    Securities sold under agreements to
      repurchase and other short-term borrowings                 (9,560)                (9,145)
  Proceeds from other borrowings                                      -                 10,406
  Repayments of other borrowings                                (13,595)               (16,578)
  Cash dividends                                                 (1,154)                (1,163)
  Common shares repurchased                                           -                 (1,479)
                                                                 ------                 ------

          Net cash provided by (used in)
            financing activities                                  1,254                   (887)
                                                                 ------                 ------

          Net increase (decrease) in cash and
            due from banks                                          116                (13,391)

Cash and due from banks at January 1                             31,484                 42,497
                                                                 ------                 ------

Cash and due from banks at March 31                            $ 31,600               $ 29,106
                                                                 ======                 ======

The accompanying notes are an integral part of these financial statements.

                                         FIRST M & F CORPORATION AND SUBSIDIARY

                                     Consolidated Statements of Comprehensive Income
                                            (In Thousands, Except Share Data)
                                                      (Unaudited)
Note 1: Basis of Presentation
---------------------------------

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements of First M & F Corporation include the financial statements of Merchants & Farmers Bank, a wholly owned subsidiary, and the Bank’s wholly owned subsidiaries, First M & F Insurance Co., M & F Financial Services, Inc.; M & F Bank Securities Corporation, Tyler, King & Ryder, Inc., Reynolds Insurance Agency, Inc. and Insurance Services, Inc. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2000.

Note 2: Statements of Cash Flows
--------------------------------------
During the three months ended March 31, 2001 and 2000, the Company had the following payments:
                                                2001                2000
                                                ----                ----

      Interest                               $ 10,368              $ 9,495
      Income taxes                                 20                  215
                                               ======                =====

Independent Accountants' Review Report

The Board of Directors
First M & F Corporation
Kosciusko, Mississippi

We have reviewed the accompanying consolidated statement of condition of First M & F Corporation and subsidiary as of March 31, 2001, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of condition of First M & F Corporation and subsidiary as of December 31, 2000, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein) and in our report dated February 9, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of condition as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.

Ridgeland, Mississippi
May 1, 2001

FIRST M & F CORPORATION

Item 2: Management's Discussion and Analysis of Financial Condition and Results
----------------------------------------------------------------------------------
of Operations
--------------

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

Financial Summary
-------------------

Net income for the first three months of 2001 was $1,940,030, or $.42 per basic and diluted share as compared to $2,228,650, or $.48 per basic and diluted share in the first three months of 2000. The decrease in earnings per share was due to more narrow net interest margins in the first quarter of 2001 than in 2000. This was due to the increase in interest rates during the second half of 2000. Although interest rates did fall in the first quarter of 2001, they still remained at absolute values higher than in the first quarter of 2000. Return on assets for the first three months of 2001 was .77%, while the return on equity was 7.90%. In the first three months of 2000, the return on assets was .88%, with a return on equity of 9.81%. Total assets at March 31, 2001 were $1.025 billion, as compared to $1.023 billion at March 31, 2000.

Asset/Liability Management/Liquidity
--------------------------------------

Responsibility for managing the Company’s program for controlling and monitoring interest rate risk and for maintaining income stability, given the Company’s exposure to changes in interest rates, is vested in the asset/liability committee. Appropriate policy and guidelines, approved by the board of directors, govern these actions. Monitoring is primarily accomplished through weekly reviews and analysis of asset/liability market conditions. These include analyses of the effects of changing interest rates on the net interest income of the Company, as well as reviews of economic conditions. Cash flow analyses are also used to determine short-term interest rate risks, as well as current liquidity risks. Management believes, at March 31, 2001, there is adequate flexibility to alter the rate structure as necessary to minimize the exposure to changes in interest rates, should they occur.

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

FIRST M & F CORPORATION

Net Interest Income
---------------------

Net interest income for the first three months of 2001 was $7.65 million, representing a tax-equivalent net interest margin of 3.49% as compared to 3.74% in the first three months of 2000. The decrease in the net interest margin was primarily due to increased interest rates in general during the second half of 2000, combined with a deposit-sensitive repricing gap for the Company. As deposits repriced more quickly than loans and investments, the net interest margins decreased as a result of the rising deposit costs. Interest rates did fall during the first quarter of 2001, but not to the levels that were prevalent during the first quarter of 2000.

Provision for Loan Losses
---------------------------

The provision for loan losses for the first three months of 2001 was $900,105 as compared to $750,000 for the first three months of 2000. This increase was due mainly to the increased size of the loan portfolio. Nonaccrual loans and 90 days past due accruing loans as a percentage of loans outstanding was .27% at March 31, 2001 as compared to .29% at December 31, 2000 and .36% at March 31, 2000. Annualized net charge-offs as a percentage of average loans were .34% for the first three months of 2001 as compared to .54% for the 2000 fiscal year. However, the year 2000 charge-off totals include a charge-off on one small business credit of approximately $1 million.

Non Interest Income
---------------------

Non interest income for the first three months of 2001 was 32.55% higher than in the same period in 2000. The largest increase occurred in agency commissions generated by property and casualty insurance agencies. Much of the increase occurred in profit sharing commissions, which were approximately $100,000 higher in 2001 than in 2000. Deposit income also increased by 20.84% in the first quarter of 2001 as compared to the first quarter of 2000. This increase was primarily due to higher insufficient funds revenues, which were driven by increased check-writing volumes. Mortgage banking income was also significantly higher than in 2000 due to the decrease in mortgage rates during the first quarter of 2001.

The Company also had approximately $300,000 in securities gains brought about from the selling of certain mortgage-backed securities and reinvesting the proceeds in securities to be used as collateral to borrow $10,000,000 through a repurchase arrangement. The proceeds were used to pay down FHLB borrowings, and subsequently reduced the Company’s cost of borrowing.

Non Interest Expense
----------------------

Non interest expenses increased by 6.97% in the first quarter of 2001 as compared to the same period in 2000. Equipment expenses were up due to increased expenses related to putting the insurance agencies on a wide area network and converting them to a common accounting system. Other expenses were up by approximately $179,000 compared to the first quarter of 2000 due to various professional and consulting engagements in 2000 and early 2001. Marketing expenses were up by $30,000 and legal expenses were up by $39,000 in the first quarter of 2001 as compared to the same period in 2000. Annualized non interest expenses as a percentage of average assets were 3.02% for the first three months of 2001 as compared to 2.81% for the first three months of 2000. The Company’s efficiency ratio was 69.17% for the first three months of 2001 as compared to 61.64% in the first three months of 2000. Intangible asset amortization was $342,690 in 2001 as compared to $335,294 in the first three months of 2000.

FIRST M & F CORPORATION

Income Taxes
--------------

Income taxes for 2001 were $869,834 as compared to $995,145 in the first three months of 2000, reflecting effective tax rates of 30.96% for the first three months of 2001 and 30.87% for the first three months of 2000. There were no unusual tax- related items in the first quarter of 2001 as compared to 2000.

Assets/Liabilities
-----------------

Assets were down by .51% from December 31, 2000 and up by .16% from March 31, 2000. Loans grew by 1.43% in the first three months of 2001 and by 3.67% from March 31, 2000. Investments were down by 7.42% in 2001 as those funds were used to fund loans and to pay down debt. Loan demand weakened in the last half of 2000 and into the first quarter of 2001. Loans as a percentage of assets were 62.57% at March 31, 2001 as compared to 62.00% at December 31, 2000 and 60.45% at March 31, 2000.

Maturities in the mortgage-backed securities portfolio were used to pay down approximately $3 million in FHLB borrowings. The remaining maturities were used to pay down short-term debt, with the remainder being invested in short-term instruments in anticipation of future loan growth.

Deposits grew by 3.24% in the first quarter of 2001, providing more liquidity than was needed to fund loan growth. Therefore, the Company had more short-term liquid investments at March 31 than at December 31, 2000. The deposit growth is cyclical, driven partially by municipal tax collections that are eventually used during the summer months. Therefore, the Company does not expect to invest the funds in long-term instruments.

Equity
-------

The Company’s regulatory capital ratios at March 31, 2001, as shown below are in excess of the minimum requirements and qualify the institution as “well capitalized” under the risk-based capital regulations.

                                                            ($ in thousands)
                                                            ----------------

  Tier 1 capital                                                   $ 78,208
  Tier 2 capital                                                      8,349
                                                                     ------

      Total risk-based capital                                     $ 86,557
                                                                     ======

  Risk weighted assets                                            $ 664,682
                                                                    =======

  Total risk-based capital ratio                                      13.02%
                                                                      =====

  Leverage ratio                                                       7.90%
                                                                       ====

The dividend payout ratio for the first three months of 2001 was 59.52%, based upon a dividend of $.25 per share. The book value of the Company’s common stock at March 31, 2001 was $21.42, with a traded market value of $19.38 per share.

FIRST M & F CORPORATION

Item 3 - Quantitative and Qualitative Disclosures About Market Risk
---------------------------------------------------------------------

Market risk reflects the risk of economic loss resulting from changes in interest rates and market prices. This risk of loss can be reflected in either reduced potential net interest income in future periods or diminished market values of financial assets.

The Company’s market risk arises primarily from interest rate risk, which the asset/liability management committee monitors and manages on a monthly basis. The committee manages the interest rate risks inherent in the loan, investment, deposit and borrowing portfolios of the Company. The asset/liability management committee determines the risk profile of the Company and determines strategies to maintain interest rate sensitivity at a low level. As of March 31, 2001 the institution was in a negative repricing gap position of approximately 3.8% of assets.

The Company has off balance sheet risks to the extent that it has made lending or investment purchase commitments. Total outstanding and unused loan commitments at March 31, 2001, were $65.97 million with $10.54 million of those commitments maturing in over one (1) year. The Company monitors these commitments with respect to credit quality as well as funding-related risks.

In March, 2000, the Company entered into a collar to protect certain equity investments in Fannie Mae and Freddie Mac stocks. At December 31, 2000 the prices of both stocks were above the collar. The collar was designed to lock in losses of approximately $1.3 million on the stocks. The $1.3 million in losses, net of tax benefits of $500 thousand were recognized through earnings in the fourth quarter of 2000. The collars expired and the underlying stocks were sold in March, 2001 with no effect on earnings.

FIRST M & F CORPORATION

PART II: OTHER INFORMATION

---------------------------------------

Item 1 - Legal Proceedings
----------------------------

No new legal proceedings occurred in the first quarter.

Item 2 - Changes in Securities
-------------------------------

None

Item 3 - Defaults Upon Senior Securities
------------------------------------------

None

Item 4 - Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------

None

Item 5 - Other Information
---------------------------

None

Item 6 - Exhibits and Reports on Form 8-K
---------------------------------------------

Exhibit 11 - Statement of computation of earnings per share

FIRST M & F CORPORATION

Exhibit 11 - Computation of Earnings Per Share
----------------------------------------------

                                                                            Three Months Ended March 31,
                                                                            ----------------------------
                                                                              2001                  2000
                                                                              ----                  ----

Net income                                                                $ 1,940,030           $ 2,228,650
                                                                            =========             =========

Weighted average shares outstanding                                         4,614,784             4,666,711
Add dilutive effect of outstanding options                                          -                     -
                                                                            ---------             ---------

        Adjusted diluted shares outstanding                                 4,614,784             4,666,711
                                                                            =========             =========

Earnings per share:
  Basic                                                                         $ .42                 $ .48
  Diluted                                                                         .42                   .48
                                                                                  ===                   ===

FIRST M & F CORPORATION

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST M & F CORPORATION
-----------------------
     (Registrant)

DATE:  May 14, 2001                         /s/ Hugh S. Potts, Jr.
                                           ------------------------------------
                                           Hugh S. Potts, Jr.
                                           Chairman and Chief Executive Officer

DATE:  May 14, 2001                         /s/ Robert C. Thompson, III
                                           -----------------------------------
                                           Robert C. Thompson, III
                                           Executive Vice President and
                                             Chief Financial Officer