Form 10-Q
period 2001-06-30
FIRST M&F CORP/MS
filed 2001-08-14
CIK 320387

FIRST M & F CORPORATION

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20459

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarter ended June 30, 2001               Commission File Number 0-9424

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

                                                 Yes   X       No
                                               -----        -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at July 31, 2001
            -----                              ----------------------------

Common stock ($5.00 par value)                       4,614,784 shares

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

                                             PART I:  FINANCIAL INFORMATION

                                              Item 1 - Financial Statements

                                            FIRST M & F CORPORATION AND SUBSIDIARY

                                             Consolidated Statements of Condition
                                               (In Thousands, Except Share Data)

                                                             (Unaudited)
                                                               June 30,              December 31,
                   Assets                                        2001                  2000 (1)
                   ------                                    -----------            ------------

Cash and due from banks                                     $    28,952            $    31,484
Interest bearing bank balances                                   12,626                 26,525
Federal funds sold                                                8,000                  2,400
Securities available for sale (cost of
  $246,865 and $271,806)                                        249,418                272,711

Loans                                                           645,610                632,317
  Allowance for loan losses                                      (7,653)                (8,510)
                                                              ---------              ---------
          Net loans                                             637,957                623,807
                                                              ---------              ---------

Bank premises and equipment                                      20,334                 19,279
Accrued interest receivable                                       8,517                  8,800
Other real estate                                                 1,207                    965
Intangible assets                                                17,685                 18,311
Other asset                                                      19,610                 15,569
                                                              ---------              ---------

                                                            $ 1,004,306            $ 1,019,851
                                                              =========              =========

     Liabilities and Stockholders' Equity
     ------------------------------------

Liabilities:
  Deposits:
    Non-interest bearing                                    $    95,230            $    88,316
    Interest bearing                                            696,809                700,043
                                                              ---------              ---------
          Total deposits                                        792,039                788,359
                                                              ---------              ---------

  Federal funds and repurchase agreement                         17,157                 28,969
  Other borrowings                                               87,668                 97,633
  Accrued interest payable                                        3,550                  3,990
  Other liabilities                                               4,719                  3,957
                                                              ---------              ---------
          Total liabilities                                     905,133                922,908
                                                              ---------              ---------

Stockholders' equity:
  Common stock of $5.00 par value.  15,000,000
    shares authorized; 4,614,784 shares issued
    and outstanding                                              23,074                 23,074
  Additional paid-in capital                                     33,876                 33,876
  Retained earnings                                              40,622                 39,422
  Net unrealized gain on securities available
    for sale                                                      1,601                    571
                                                              ---------              ---------
          Net stockholders' equity                               99,173                 96,943
                                                              ---------              ---------

                                                            $ 1,004,306            $ 1,019,851
                                                              ---------              ---------
                                                              ---------              ---------                                                             =========              =========

The accompanying notes are an integral part of these financial statements.

(1)  Derived from audited financial statements.

                                               Consolidated Statements of Income
                                               (In Thousands, Except Share Data)
                                                          (Unaudited)

                                     Three Months Ended June 30,       Six Months Ended June 30,
                                     ---------------------------      ---------------------------
                                          2001           2000             2001           2000
                                          ----           ----             ----           ----
Interest income:
  Interest and fees on loans           $ 13,691        $ 13,475         $ 27,494       $ 26,606
  Taxable investments                     2,980           3,678            6,225          7,347
  Tax exempt investments                    715             702            1,390          1,418
  Federal funds sold                        227             120              500            308
  Interest bearing bank
    balances                                118             120              265            254
                                         ------          ------           ------         ------
          Total interest income          17,731          18,095           35,874         35,933
                                         ------          ------           ------         ------

Interest expense:
  Deposits                                8,317           8,163           17,085         16,066
  Short-term borrowings                     232              34              384             80
  Other borrowings                        1,243           1,958            2,818          3,527
                                         ------          ------           ------         ------
          Total interest expense          9,792          10,155           20,287         19,673
                                         ------          ------           ------         ------

          Net interest income             7,939           7,940           15,587         16,260
Provision for loan losses                 1,115             750            2,015          1,500
                                         ------          ------           ------         ------
          Net interest income after
            provision for loan
            losses                        6,824           7,190           13,572         14,760
                                         ------          ------           ------         ------

Noninterest income:
  Service charges on deposits             1,740           1,664            3,417          3,052
  Credit insurance income                    61              78              108            162
  Mortgage banking income                   239             151              433            246
  Agency commission income                  706             713            1,726          1,510
  Other fee income                          154             129              345            265
  Gains (losses) on AFS
    investments                              (2)              -              311            (55)
  Other income                              383             248              626            583
                                         ------          ------           ------         ------
          Total noninterest
            income                        3,281           2,983            6,966          5,763
                                         ------          ------           ------         ------

Noninterest expenses:
  Salaries and employee benefits          4,342           3,506            8,341          7,692
  Net occupancy expense                     428             426              892            844
  Equipment and data processing
    expenses                                773             824            1,674          1,611
  Intangible asset amortization             342             351              685            686
  Other expenses                          2,042           2,126            3,958          3,525
                                         ------          ------           ------         ------
          Total noninterest
            expenses                      7,927           7,233           15,550         14,358
                                         ------          ------           ------         ------

          Income before income
            taxes                         2,178           2,940            4,988          6,165
Income taxes                                610             838            1,480          1,834
                                         ------          ------           ------         ------

          Net income                   $  1,568        $  2,102         $  3,508       $  4,331
                                         ======          ======           ======         ======

Earnings per share:

Basic                                    $ 0.34          $ 0.45           $ 0.76         $ 0.93
Diluted                                    0.34            0.45             0.76           0.93
                                           ====            ====             ====           ====

The accompanying notes are an integral part of these financial statements.

                                            FIRST M & F CORPORATION AND SUBSIDIARY

                                        Consolidated Statements of Comprehensive Income
                                               (In Thousands, Except Share Data)
                                                          (Unaudited)

                                       Three Months Ended June 30,      Six Months Ended June 30,
                                       ---------------------------     --------------------------
                                            2001           2000           2001           2000
                                            ----           ----           ----           ----

Net income                                $ 1,568        $ 2,102         $ 3,508         $ 4,331
                                            -----          -----           -----           -----

Other comprehensive income (loss):
    Unrealized holding gains
      (losses) on securities,
       net of taxes of $55
       and $90 for the three
       months ended June 30,
       and $729 and $734 for
       the six months ended
       June 30                                (92)          (151)          1,225          (1,234)

    Plus (minus) reclassification
      adjustments for (gains)
      losses included in net
      income, net of taxes of
      $1 and $0 for the three
      months ended June 30 and
      $116 and $21 for the six
      months ended June 30                      1              -            (195)             34
                                            -----          -----           -----           -----

          Other comprehensive
            income (loss)                     (91)          (151)          1,030          (1,200)
                                            -----          -----           -----           -----

          Total comprehensive

            income                        $ 1,477        $ 1,951         $ 4,538         $ 3,131
                                            =====          =====           =====           =====

The accompanying notes are an integral part of these financial statements.

                                 FIRST M & F CORPORATION AND SUBSIDIARY

                             Consolidated Statements of Stockholders' Equity
                                    (In Thousands, Except Share Data)
                                              (Unaudited)

                                    Additional
                         Common      Paid-In      Retained    Unrealized
                         Stock       Capital      Earnings    Gain (Loss)     Total
                         ------     ----------    --------    -----------     -----

January 1, 2000         $ 23,363     $ 34,845     $ 36,969     $ (4,500)    $ 90,677

Net income                     -            -        4,331            -        4,331

Cash dividends ($.50
  per share)                   -            -       (2,319)           -       (2,319)

35,359 common shares
  issued in
  acquisition                177          774            -            -          951

84,737 common shares
  repurchased               (424)      (1,604)           -            -       (2,028)

Net change in
  unrealized gain
  (loss)                       -            -            -       (1,200)      (1,200)
                          ------       ------       ------        -----       ------

June 30, 2000           $ 23,116     $ 34,015     $ 38,981     $ (5,700)    $ 90,412
                          ======       ======       ======        =====       ======

January 1, 2001         $ 23,074     $ 33,876     $ 39,422      $   571     $ 96,943

Net income                     -            -        3,508            -        3,508

Cash dividends ($.50
  per share)                   -            -       (2,308)           -       (2,308)

Net change in
  unrealized gain
  (loss)                       -            -            -        1,030        1,030
                          ------       ------       ------        -----       ------

June 30, 2001           $ 23,074     $ 33,876     $ 40,622      $ 1,601     $ 99,173
                          ======       ======       ======        =====       ======

The accompanying notes are an integral part of these financial statements.

                                 FIRST M & F CORPORATION AND SUBSIDIARY

                                 Consolidated Statements of Cash Flows
                                    (In Thousands, Except Share Data)
                                              (Unaudited)

                                                                  Six Months Ended June 30,
                                                                  -------------------------
                                                                 2001                   2000
                                                                 ----                   ----

Cash flows from operating activities:
  Net income                                                  $  3,508               $  4,331
  Adjustments to reconcile net income to cash
    provided by operating activities:
    Depreciation and amortization                                1,508                  1,563
    Provision for loan losses                                    2,015                  1,500
    Net investment amortization                                    159                    321
    (Gain) loss on sales of investments                           (311)                    55
    Deferred income taxes                                          809                   (593)
    (Increase) decrease in:
      Accrued interest receivable                                  282                   (359)
      Cash surrender value of bank owned life
        insurance                                                 (332)                  (296)
    Increase (decrease) in:
      Accrued interest payable                                    (440)                 1,032
      Income taxes payable                                         124                    392
    Other, net                                                     293                   (608)
                                                                ------                 ------

          Net cash provided by operating activities              7,615                  7,338
                                                                ------                 ------

Cash flows from investing activities:
  Purchases of securities available for sale                   (39,104)                     -
  Sales of securities available for sale                        11,794                  3,800
  Maturities of securities available for sale                   47,963                 17,005
  Net (increase) decrease in:
    Interest bearing bank balances                              13,899                 11,617
    Federal funds sold                                          (5,600)                (2,400)
    Loans                                                      (17,173)               (32,241)
    Bank premises and equipment                                 (1,934)                  (352)
    Investment in joint venture                                      -                   (260)
    Proceeds from sales of other real estate
      and other repossessed assets                                 632                    878
    Net cash paid for current year acquisitions                    (60)                  (313)
    Net cash paid related to prior year acquisitions               (53)                (2,065)
                                                                ------                 ------

          Net cash used in investing activities                 10,364                 (4,331)
                                                                ------                 ------

                                                                                             (Continued)
                                                                                             -----------

                                 FIRST M & F CORPORATION AND SUBSIDIARY

                                Consolidated Statements of Cash Flows
                                    (In Thousands, Except Share Data)
                                              (Unaudited)

                                                                Six Months Ended June 30,
                                                                -------------------------
                                                                2001                   2000
                                                                ----                   ----

Cash flows from financing activities:
  Net increase (decrease) in:
    Non-interest bearing deposits                            $  6,914               $  1,543
    Interest bearing deposits                                  (3,234)                 1,708
    Securities sold under agreements to
      repurchase and other short-term borrowings              (11,812)               (10,506)
  Proceeds from other borrowings                                    -                 20,406
  Repayments of other borrowings                              (10,072)               (25,431)
  Cash dividends                                               (2,307)                (2,319)
  Common shares repurchased                                         -                 (2,028)
                                                               ------                 ------

          Net cash provided by (used in)
            financing activities                              (20,511)               (16,627)
                                                               ------                 ------

          Net increase (decrease) in cash and
            due from banks                                     (2,532)               (13,620)

Cash and due from banks at January 1                           31,484                 42,497
                                                               ------                 ------

Cash and due from banks at June 30                           $ 28,952               $ 28,877
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

Note 2:  Statements of Cash Flows

---------------------------------

  During the six months ended June 30, 2001 and 2000, the Company had the following payments:

                                             2001                  2000
                                             ----                  ----

      Interest                            $ 20,727              $ 18,641
      Income taxes                           1,187                 2,144
                                            ======                ======

                                         Independent Accountants' Review Report

The Board of Directors
First M & F Corporation
Kosciusko, Mississippi

We have reviewed the accompanying consolidated statement of condition of First M & F Corporation and subsidiary as of June 30, 2001, and the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2001 and 2000 and the related consolidated statements of stockholders’ equity and cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company’s management.

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
July 27, 2001

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

Financial Summary

Net income for the first six months of 2001 was $3,508,104 or $.76 per basic and diluted share as compared to $4,330,666 or $.93 per basic and diluted share for the same period in 2000. The decrease in earnings per share was due primarily to more narrow net interest margins in the first half of 2001 than in 2000. This was due to the increase in interest rates during the second half of 2000. Although interest rates did fall in the first and second quarters of 2001, they still remained at absolute values higher than in the first half of 2000. Return on assets for the first six months of 2001 was .70%, while the return on equity was 7.11%. In the first six months of 2000, the return on assets was .86%, with a return on equity of 9.54%. Total assets at June 30, 2001 were $1.004 billion, as compared to $1.010 billion at June 30, 2000.

Net income for the three months ended June 30, 2001 was $1,568,074 or $.34 per share as compared to $2,102,016 or $.45 per share for the same period in 2000.

Asset/Liability Management/Liquidity

Responsibility for managing the Company’s program for controlling and monitoring interest rate risk and for maintaining income stability, given the Company’s exposure to changes in interest rates, is vested in the asset/liability committee. Appropriate policy and guidelines, approved by the board of directors, govern these actions. Monitoring is primarily accomplished through weekly reviews and analysis of asset and liability repricing opportunities, market conditions and expectations for the economy. Cash flow analyses are also used to project short-term interest rate risks and liquidity risks. Management believes, at June 30, 2001, there is adequate flexibility to alter the current rate and maturity structures as necessary to minimize the exposure to changes in interest rates, should they occur.

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

FIRST M & F CORPORATION

Net Interest Income

Net interest income for the first six months of 2001 was $15.59 million, representing a tax-equivalent net interest margin of 3.57% as compared to 3.68% in the first six months of 2000. Tax-equivalent net interest margins in 2000 were 3.74% in the first quarter and 3.62% in the second quarter. Tax-equivalent net interest margins in 2001 were 3.49% in the first quarter and 3.64% in the second quarter. The decrease in the net interest margin for the first half of 2001 as compared to 2000 was primarily due to increased interest rates in general during the second half of 2000, combined with a deposit-sensitive repricing gap for the Company. As deposits repriced more quickly than loans and investments, the net interest margins decreased as a result of the rising deposit costs. Interest rates did fall during the first and second quarters of 2001, and ended June, 2001 at levels of approximately 200 basis points below June, 2000.

Provision for Loan Losses

The provision for loan losses for the first six months of 2001 was $2,015,165 as compared to $1,500,000 for the first six months of 2000. This increase was due to increased accruals to cover a single customer loan loss of approximately $2,000,000 and to the increased size of the loan portfolio. Nonaccrual loans and 90 days past due accruing loans as a percentage of loans outstanding were .45% at June 30, 2001 as compared to .50% at December 31, 2000 and .42% at June 30, 2000. Annualized net charge-offs as a percentage of average loans were .90% for the first six months of 2001, but only .27% excluding the extraordinary charge-off. This compares to .30% annualized net charge-offs as of June 30, 2000.

Noninterest Income

Noninterest income, excluding securities transactions, for the first six months of 2001 was 13.44% higher than in the same period of 2000. The largest increases occurred in deposit revenues and mortgage banking revenues. Mortgage banking has been greatly helped by the lower interest rate environment. Other fee income was up due to an increase in agency profit sharing commissions, which were approximately $100,000 higher in 2001 than in 2000. Deposit income also increased by 11.97% in the first six months of 2001 as compared to the first six months of 2000. This increase was primarily due to higher insufficient funds revenues, which were driven by increased check-writing volumes.

The Company also had approximately $300,000 in securities gains brought about from the selling of certain mortgage-backed securities and reinvesting the proceeds in securities to be used as collateral to borrow $10,000,000 through a repurchase arrangement. The proceeds were used to pay down FHLB borrowings, and subsequently reduced the Company’s cost of borrowing.

Noninterest Expenses

Noninterest expenses increased by 8.07% in the first half of 2001 as compared to the same period in 2000. Salary and benefit expenses were up due primarily to increased benefit plan expenses. Other expenses were up by approximately $195,000 compared to the first half of 2000 due to various professional and consulting engagements in 2000 and early 2001. Marketing expenses were up by $98,000 in the first half of 2001 as compared to the same period in 2000. Annualized noninterest expenses as a percentage of average assets were 3.08% for the first half of 2001 as compared to 2.85% for the first half of 2000. The Company’s efficiency ratio was 69.24% for the first half of 2001 as compared to 62.56% for the first half of 2000. Intangible asset amortization was $685,381 in 2001 as compared to $686,366 in the first half of 2000.

FIRST M & F CORPORATION

Income Taxes

Income taxes for 2001 were $1,486,721 as compared to $1,833,539 in the first six months of 2000, reflecting effective tax rates of 29.77% for the first six months of 2001 and 29.74% for the first six months of 2000. There were no unusual tax- related items in the first half of 2001 as compared to 2000.

Assets/Liabilities

Assets were down by 1.50% from December 31, 2000 and down by .58% from June 30, 2000. Loans grew by 2.10% in the first half of 2001, and by .94% from June 30, 2000. Investments were down by 4.26% in 2001 as those funds were used to fund loans and to pay down debt. Loan demand weakened in the last half of 2000 and into the first half of 2001. Loans as a percentage of assets were 64.27% at June 30, 2001 as compared to 62.00% at December 31, 2000 and 63.31% at June 30, 2000.

Maturities in the mortgage-backed securities portfolio were used to pay down approximately $6 million in FHLB borrowings. The remaining maturities were used to pay down short-term debt, with the remainder being invested in short-term instruments in anticipation of future loan growth.

Deposits grew by .47% in the first half of 2001, as second quarter decreases offset first quarter deposit growth. This, along with the debt reductions, resulted in the total asset decreases for 2001.

Equity

The Company’s regulatory capital ratios at June 30, 2001, as shown below, are in excess of the minimum requirements and qualify the institution as “well capitalized” under the risk-based capital regulations.

                                                      ($ in Thousands)
                                                      ----------------

  Tier 1 capital                                          $  79,886
  Tier 2 capital                                              7,653
                                                             ------

            Total risk-based capital                      $  87,539
                                                             ======

  Risk weighted assets                                    $ 657,256
                                                            =======

  Total risk-based capital ratio                              13.32%

  Leverage ratio                                               8.07%
                                                              =====

The dividend payout ratio for the first six months of 2001 was 65.79% based upon a dividend of $.25 per share. The book value of the Company’s common stock at June 30, 2001 was $21.49, with a traded market value of $23.00 per share.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market risk reflects the risk of economic loss resulting from changes in interest rates and market prices. This risk of loss can be reflected in either reduced potential net interest income in future periods or diminished market values of financial assets.

The Company’s market risk arises primarily from interest rate risk, which the asset/liability management committee monitors and manages on a monthly basis. The committee manages the interest rate risks inherent in the loan, investment, deposit and borrowing portfolios of the Company. The asset/liability management committee determines the risk profile of the Company and determines strategies to maintain interest rate sensitivity at a low level. As of June 30, the institution was in a negative repricing gap position of approximately 9.6% of assets.

The Company has off balance sheet risks to the extent that it has made lending or investment purchase commitments. Total outstanding, unused loan commitments were $75.33 million with $19.89 million of these commitments maturing in over one year. The Company monitors these commitments with respect to credit quality as well as funding-related risks.

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

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

The annual stockholders’ meeting was held on April 11, 2001. The stockholders elected seven directors to serve a term of three years as summarized below:

  Directors Elected                        Votes for             Votes Withheld
  -----------------                        ---------             --------------

Barbara K. Hammond                         3,573,732                 103,823
Charles V. Imbler, Sr.                     3,603,648                  73,907
R. Dale McBride                            3,603,477                  74,078
Hugh S. Potts, Jr.                         3,602,420                  75,135
Michael W. Sanders                         3,573,732                 103,823
W. C. Shoemaker                            3,604,590                  72,965
Scott M. Wiggers                           3,604,789                  72,766
                                           =========                 =======

An amendment to the Company’s stock option plan to increase the number of authorized shares from 200,000 to 500,000 was approved with 3,081,051 votes for the amendment, 137,033 votes against the amendment, 41,055 votes abstained and 418,416 non-votes. These matters are outlined in more detail in the Company’s proxy statement.

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

Exhibit 11 - Statement of computation of earnings per share

                                                 FIRST M & F CORPORATION

Exhibit 11 - Computation of Earnings Per Share
----------------------------------------------

                                                    Three Months Ended June 30,
                                                    ---------------------------
                                                    2001                  2000
                                                    ----                  ----

Net income                                      $ 1,568,074          $ 2,102,016
                                                  =========            =========

Weighted average shares outstanding               4,614,784            4,639,928

Add dilutive effect of stock options                      -                    -
                                                  ---------            ---------

Adjusted diluted shares outstanding               4,614,784            4,639,928
                                                  =========            =========

Earnings per share:

  Basic                                               $ .34                $ .45
  Diluted                                               .34                  .45
                                                        ===                  ===

                                                    Six Months Ended June 30,
                                                   ---------------------------
                                                    2001                  2000
                                                    ----                  ----

Net income                                      $ 3,508,104          $ 4,330,666
                                                  =========            =========

Weighted average shares outstanding               4,614,784            4,653,319

Add dilutive effect of stock options                      -                    -
                                                  ---------            ---------

Adjusted diluted shares outstanding               4,614,784            4,653,319
                                                  =========            =========

Earnings per share:

  Basic                                               $ .76                $ .93
  Diluted                                               .76                  .93
                                                        ===                  ===

FIRST M & F CORPORATION

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST M & F CORPORATION
-----------------------
     (Registrant)

DATE:  August 14, 2001                      /s/ Scott M. Wiggers
                                        -------------------------------------
                                              Scott M. Wiggers
                                              President

DATE:  August 14, 2001                     /s/ Robert C. Thompson, III
                                        -------------------------------------
                                           Robert C. Thompson, III
                                           Executive Vice President and
                                             Chief Financial Officer