Form 10-Q
period 2001-09-30
FIRST M&F CORP/MS
filed 2001-11-13
CIK 320387

FIRST M & F CORPORATION

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20459

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of the

Securities Exchange Act of 1934

For the quarter ended September 30, 2001          Commission File Number 0-9424

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

                              Yes   X       No
                            -----        -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at October 31, 2001
            -----                              -------------------------------

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

                          PART I:  FINANCIAL INFORMATION

                           Item 1 - Financial Statements

                        FIRST M & F CORPORATION AND SUBSIDIARY

                         Consolidated Statements of Condition
                           (In Thousands, Except Share Data)

                                                     (Unaudited)
                                                     September 30,   December 31,
                   Assets                                2001           2000 (1)
                   ------                           -------------    ------------

Cash and due from banks                             $    26,390     $    31,484
Interest bearing bank balances                            9,179          26,525
Federal funds sold                                        8,500           2,400
Securities available for sale (cost of
  $276,673 and $263,729)                                257,606         264,634

Loans                                                   662,816         632,317
  Allowance for loan losses                              (8,143)         (8,510)
                                                      ---------       ---------
          Net loans                                     654,673         623,807
                                                      ---------       ---------

Bank premises and equipment                              20,936          19,279
Accrued interest receivable                               8,496           8,800
Other real estate                                           947             965
Intangible assets                                        17,343          18,311
Other assets                                             19,330          23,646
                                                      ---------       ---------

                                                    $ 1,023,400     $ 1,019,851
                                                      =========       =========

     Liabilities and Stockholders' Equity
     ------------------------------------

Liabilities:
  Deposits:
    Non-interest bearing                            $   100,752     $    88,316
    Interest bearing                                    708,437         700,043
                                                      ---------       ---------
          Total deposits                                809,189         788,359
                                                      ---------       ---------

  Federal funds and repurchase agreements                20,561          28,969
  Other borrowings                                       81,746          97,633
  Accrued interest payable                                3,920           3,990
  Other liabilities                                       6,180           3,957
                                                      ---------       ---------
          Total liabilities                             921,596         922,908
                                                      ---------       ---------

Stockholders' equity:
  Common stock of $5.00 par value.  15,000,000
    shares authorized; 4,614,784 shares issued
    and outstanding                                      23,074          23,074
  Additional paid-in capital                             33,876          33,876
  Retained earnings                                      41,054          39,422
  Net unrealized loss on securities available
    for sale                                              3,800             571
                                                      ---------       ---------
          Net stockholders' equity                      101,804          96,943
                                                      ---------       ---------

                                                    $ 1,023,400     $ 1,019,851
                                                      =========       =========

The accompanying notes are an integral part of these financial statements.

(1)  Derived from audited financial statements.

                        FIRST M & F CORPORATION AND SUBSIDIARY

                           Consolidated Statements of Income
                           (In Thousands, Except Share Data)
                                      (Unaudited)

                                       Three Months Ended             Nine Months Ended
                                          September 30,                 September 30,
                                  -----------------------       -----------------------
                                        2001           2000           2001           2000
                                        ----           ----           ----           ----
Interest income:
  Interest and fees on loans         $ 13,499       $ 13,975       $ 40,993       $ 40,581
  Taxable investments                   2,710          3,483          8,935         10,829
  Tax exempt investments                  700            704          2,090          2,122
  Federal funds sold                      146            264            646            572
  Interest bearing bank
    balances                              108            120            373            375
                                       ------         ------         ------         ------
          Total interest income        17,163         18,546         53,037         54,479
                                       ------         ------         ------         ------

Interest expense:
  Deposits                              7,932          8,843         25,017         24,909
  Short-term borrowings                   193             48            577            128
  Other borrowings                      1,107          1,943          3,925          5,471
                                       ------         ------         ------         ------
          Total interest expense        9,232         10,834         29,519         30,508
                                       ------         ------         ------         ------

          Net interest income           7,931          7,712         23,518         23,971
Provision for loan losses               1,200          1,150          3,215          2,650
                                       ------         ------         ------         ------
          Net interest income after
            provision for loan
            losses                      6,731          6,562         20,303         21,321
                                       ------         ------         ------         ------

Noninterest income:
  Service charges on deposits           1,770          1,728          5,187          4,780
  Credit insurance income                  47             95            155            258
  Mortgage banking income                 337            129            770            375
  Agency commission income                816            810          2,542          2,320
  Other fee income                        112            102            457            367
  Gains (losses) on AFS
    investments                            79              -            390            (55)
  Other income                            348            291            974            874
                                       ------         ------         ------         ------
          Total noninterest
            income                      3,509          3,155         10,475          8,919
                                       ------         ------         ------         ------

                                                                               (Continued)
                                                                               -----------

                        FIRST M & F CORPORATION AND SUBSIDIARY

                           Consolidated Statements of Income
                           (In Thousands, Except Share Data)
                                      (Unaudited)

                                       Three Months Ended             Nine Months Ended
                                          September 30,                 September 30,
                                  -----------------------       -----------------------
                                        2001           2000           2001           2000
                                        ----           ----           ----           ----

Noninterest expenses:
  Salaries and employee benefits     $  4,336       $  3,997       $ 12,677       $ 11,689
  Net occupancy expense                   479            462          1,371          1,305
  Equipment and data processing
    expenses                              827            874          2,501          2,486
  Intangible asset amortization           342            342          1,028          1,028
  Other expenses                        2,038          1,934          5,995          5,460
                                       ------         ------         ------         ------
          Total noninterest
            expenses                    8,022          7,609         23,572         21,968
                                       ------         ------         ------         ------

          Income before income
            taxes                       2,218          2,108          7,206          8,272
Income taxes                              633            591          2,113          2,424
                                       ------         ------         ------         ------

          Net income                 $  1,585       $  1,517       $  5,093       $  5,848
                                       ======         ======         ======         ======

Earnings per share:
  Basic                                $ 0.34         $ 0.33         $ 1.10         $ 1.26
  Diluted                                0.34           0.33           1.10           1.26
                                         ====           ====           ====           ====

The accompanying notes are an integral part of these financial statements.

                           FIRST M & F CORPORATION AND SUBSIDIARY

                       Consolidated Statements of Comprehensive Income
                              (In Thousands, Except Share Data)
                                         (Unaudited)

                                    Three Months Ended             Nine Months Ended
                                       September 30,                 September 30,
                                  ----------------------         ---------------------
                                    2001           2000            2001          2000
                                    ----           ----            ----          ----

Net income                        $ 1,585        $ 1,517         $ 5,093       $ 5,848
                                    -----          -----           -----         -----

Other comprehensive income (loss):
    Unrealized holding gains
      (losses) on securities,
       net of taxes of
       $1,338 and $1,182 for
       the three months ended
       September 30, and $2,067
       and $448 for the nine
       months ended September 30    2,249          1,987           3,474           753

    Plus (minus) reclassification
      adjustments for (gains)
      losses included in net
      income, net of taxes of
      $29 and $0 for the three
      months ended September 30
      and $145 and $21 for the
      nine months ended
      September 30                    (50)             -            (245)           34
                                    -----          -----           -----         -----

          Other comprehensive
            income                  2,199          1,987           3,229           787
                                    -----          -----           -----         -----

          Total comprehensive
            income                $ 3,784        $ 3,504         $ 8,322       $ 6,635
                                    =====          =====           =====         =====

The accompanying notes are an integral part of these financial statements.

                           FIRST M & F CORPORATION AND SUBSIDIARY

                       Consolidated Statements of Stockholders' Equity
                           (In Thousands, Except Share Data)
                                       (Unaudited)

                                    Additional
                         Common      Paid-In      Retained    Unrealized
                         Stock       Capital      Earnings    Gain (Loss)     Total
                         ------     ----------    --------    -----------     -----

January 1, 2000         $ 23,363     $ 34,845     $ 36,969     $ (4,500)    $ 90,677

Net income                     -            -        5,848            -        5,848

Cash dividends ($.75
  per share)                   -            -       (3,473)           -       (3,473)

35,359 common shares
  issued in
  acquisition                177          774            -            -          951

93,237 common shares
  repurchased               (466)      (1,743)           -            -       (2,209)

Net change in
  unrealized gain
  (loss)                       -            -            -          787          787
                          ------       ------       ------        -----       ------

September 30, 2000      $ 23,074     $ 33,876     $ 39,344     $ (3,713)    $ 92,581
                          ======       ======       ======        =====       ======

January 1, 2001         $ 23,074     $ 33,876     $ 39,422     $    571    $  96,943

Net income                     -            -        5,093            -        5,093

Cash dividends ($.75
  per share)                   -            -       (3,461)           -       (3,461)

Net change in
  unrealized gain
  (loss)                       -            -            -        3,229        3,229
                          ------       ------       ------        -----      -------

September 30, 2001      $ 23,074     $ 33,876     $ 41,054     $  3,800    $ 101,804
                          ======       ======       ======        =====      =======

The accompanying notes are an integral part of these financial statements.

                            FIRST M & F CORPORATION AND SUBSIDIARY

                           Consolidated Statements of Cash Flows
                            (In Thousands, Except Share Data)
                                        (Unaudited)

                                                        Nine Months Ended
                                                          September 30,
                                                    ------------------------
                                                         2001             2000
                                                         ----             ----

Cash flows from operating activities:
  Net income                                           $  5,093        $  5,848
  Adjustments to reconcile net income to cash
    provided by operating activities:
    Depreciation and amortization                         2,326           2,386
    Provision for loan losses                             3,215           2,650
    Net investment amortization                             251             161
    (Gain) loss on sales of investments                    (390)             55
    Deferred income taxes                                 2,129            (592)
    (Increase) decrease in:
      Accrued interest receivable                           304            (501)
      Cash surrender value of bank owned life
        insurance                                          (494)           (425)
    Increase (decrease) in:
      Accrued interest payable                              (70)          2,204
      Income taxes payable                                  507           2,267
    Other, net                                               97            (163)
                                                         ------          ------

          Net cash provided by operating activities      12,968          13,890
                                                         ------          ------

Cash flows from investing activities:
  Purchases of securities available for sale            (43,707)         (2,024)
  Sales of securities available for sale                 14,447           3,800
  Maturities of securities available for sale            39,916          28,522
  Net (increase) decrease in:
    Interest bearing bank balances                       17,346          10,336
    Federal funds sold                                   (6,100)         (9,600)
    Loans                                               (35,108)        (38,207)
    Bank premises and equipment                          (2,952)         (1,028)
    Federal Home Loan Bank stock transactions             4,116               -
    Investment in joint venture                               -            (260)
    Proceeds from sales of other real estate
      and other repossessed assets                        1,182           1,056
    Net cash paid for current year acquisitions             (60)           (465)
    Net cash paid related to prior year acquisitions        (54)         (2,190)
                                                         ------          ------

          Net cash used in investing activities         (10,974)        (10,060)
                                                         ------          ------

                                                                   (Continued)
                                                                   -----------

                           FIRST M & F CORPORATION AND SUBSIDIARY

                           Consolidated Statements of Cash Flows
                             (In Thousands, Except Share Data)
                                       (Unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                       ------------------------
                                                          2001            2000
                                                          ----            ----

Cash flows from financing activities:
  Net increase (decrease) in:
    Non-interest bearing deposits                      $ 12,435        $  1,516
    Interest bearing deposits                             8,394           4,827
    Securities sold under agreements to
      repurchase and other short-term borrowings         (8,407)         (6,331)
  Proceeds from other borrowings                              -          20,656
  Repayments of other borrowings                        (16,048)        (33,236)
  Cash dividends                                         (3,462)         (3,473)
  Common shares repurchased                                   -          (2,209)
                                                         ------          ------

          Net used in financing activities               (7,088)        (18,250)
                                                         ------          ------

          Net decrease in cash and due from
            banks                                        (5,094)        (14,420)

Cash and due from banks at January 1                     31,484          42,497
                                                         ------          ------

Cash and due from banks at September 30                $ 26,390        $ 28,077
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

Note 2:  Statements of Cash Flows
---------------------------------

  During the nine months ended September 30, 2001 and 2000, the Company had the following payments:

                                                     2001           2000
                                                     ----           ----

      Interest                                    $ 29,589       $ 28,304
      Income taxes paid                              1,711          2,450
      Income taxes refunded                              -          2,245
                                                    ======         ======

Independent Accountants’ Review Report

The Board of Directors
First M & F Corporation
Kosciusko, Mississippi

We have reviewed the accompanying consolidated statement of condition of First M & F Corporation and subsidiary as of September 30, 2001, and the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2001 and 2000, and the related consolidated statements of stockholders’ equity and cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company’s management.

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

                                                   Shearer, Taylor & Co., P.A.

Ridgeland, Mississippi
November 3, 2001

FIRST M & F CORPORATION

Item 2:  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
  of Operations
  -------------

The following provides a narrative discussion and analysis of significant changes in the Company’s results of operations and financial condition. This discussion should be read in conjunction with the interim consolidated financial statements and supplemental financial data presented elsewhere in this report.

Certain information included in this discussion contains forward looking financial data and information that is based upon management’s belief as well as certain assumptions made by, and information currently available to management. Specifically, this discussion includes statements with respect to the adequacy of the reserve for possible loan losses; the effect of legal proceedings on the Company’s financial condition, results of operations and liquidity; and market risk disclosures. Should one or more of these risks materialize or the assumptions prove to be significantly different, actual results may vary from those estimated, anticipated, projected or expected.

Financial Summary

Net income for the first nine months of 2001 was $5,093,674 or $1.10 per basic and diluted share as compared to $5,848,071 or $1.26 per basic and diluted share for the same period in 2000. The decrease in earnings per share is due primarily to more narrow net interest margins in the first nine months of 2001 than in 2000. Also, loan loss accruals were $565 thousand higher in 2001 than during 2000. Rising interest rates in the last half of 2000 caused lower net interest margins in the first half of 2001. Interest rates have fallen during 2001, allowing net interest margins to increase in the third quarter. However, the net interest margin for the first nine months was 3.58% for 2001 as compared to 3.61% for 2000. Return on assets for the first nine months of 2001 was .67%, while the return on equity was 6.84%. In the first nine months of 2000, the return on assets was .77%, with a return on equity of 8.56%. Total assets at September 30, 2001 were $1.023 billion, as compared to $1.013 billion at September 30, 2000.

Net income for the three months ended September 30, 2001 was $1,585,569 or $.34 per share as compared to $1,517,405 or $.33 per share for the same period in 2000.

Asset/Liability Management/Liquidity

Responsibility for managing the Company’s program for controlling and monitoring interest rate risk and for maintaining income stability, given the Company’s exposure to changes in interest rates, is vested in the asset/liability committee. Appropriate policy and guidelines, approved by the board of directors, govern these actions. Monitoring is primarily accomplished through weekly reviews and analysis of asset and liability repricing opportunities, market conditions and expectations for the economy. Cash flow analyses are also used to project short-term interest rate risks and liquidity risks. Management believes, at September 30, 2001, there is adequate flexibility to alter the rate structure as necessary to minimize the exposure to changes in interest rates, should they occur.

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

FIRST M & F CORPORATION

Net Interest Income

Net interest income for the first nine months of 2001 was $23.52 million, representing a tax-equivalent net interest margin of 3.58% as compared to 3.61% in the first nine months of 2000. Tax-equivalent net interest margins in 2000 were 3.74% in the first quarter, 3.62% in the second quarter and 3.46% in the third quarter. Tax-equivalent net interest margins in 2001 were 3.49% in the first quarter, 3.64% in the second quarter and 3.61% in the third quarter. The decrease in the net interest margin for the first nine months of 2001 as compared to 2000 was primarily due to increased interest rates in general during the second half of 2000, combined with a deposit-sensitive repricing gap for the Company. As deposits repriced more quickly than loans and investments, the net interest margins decreased as a result of the rising deposit costs. Interest rates did fall during the first nine months of 2001, and ended September, 2001 at levels of approximately 300 basis points below September, 2000.

Provision for Loan Losses

The provision for loan losses for the first nine months of 2001 was $3,215,165 as compared to $2,650,000 for the first nine months of 2000. This increase is due mainly to the increased accruals to cover a single customer loan loss of approximately $2,000,000 and to the increased size of the loan portfolio. Nonaccrual loans and 90 days past due accruing loans as a percentage of loans outstanding were .46% at September 30, 2001 as compared to .50% at December 31, 2000 and .53% at September 30, 2000. Annualized net charge-offs as a percentage of average loans were .75% for the first nine months of 2001, but only .33% excluding the extraordinary charge-off. This compares to .32% annualized net charge-offs, excluding a $1 million extraordinary charge-off as of September 30, 2000.

Noninterest Income

Noninterest income, excluding securities transactions, for the first nine months of 2001 was 12.37% higher than in the same period in 2000. The largest increases occurred in deposit revenues and mortgage banking revenues. Mortgage banking has been greatly helped by the lower interest rate environment. Other fee income was up due to an increase in agency profit sharing commissions, which were approximately $100,000 higher in 2001 than in 2000. Deposit income also increased by 8.07% in the first nine months of 2001 as compared to the first nine months of 2000. This increase was primarily due to higher insufficient funds revenues, which were driven by increased check-writing volumes.

The Company also had approximately $300,000 in securities gains brought about from the selling of certain mortgage-backed securities and reinvesting the proceeds in securities to be used as collateral to borrow $10,000,000 through a repurchase arrangement. The proceeds were used to pay down FHLB borrowings and subsequently reduced the Company’s cost of borrowing. Another $90,000 in securities gains were taken to reposition a portion of the investment portfolio.

FIRST M & F CORPORATION

Noninterest Expenses

Noninterest expenses increased by 7.30% in the first nine months of 2001 as compared to the same period in 2000. Salary and benefit expenses were up due primarily to increased benefit plan expenses. Other expenses were up by approximately $535,000 compared to the first nine months of 2000 due to various professional and consulting engagements in 2000 and early 2001, as well as higher legal expenses in 2001. Marketing expenses were up by $177,000 in the first nine months of 2001 as compared to the same period in 2000. Annualized non-interest expenses as a percentage of average assets were 3.11% for the first nine months of 2001 as compared to 2.89% for the first nine months of 2000. The Company’s efficiency ratio was 66.69% for the first nine months of 2001 as compared to 64.08% for the first nine months of 2000. Intangible asset amortization was $1,028,071 in 2001 as compared to $1,028,277 in the first nine months of 2000.

Income Taxes

Income taxes for 2001 were $2,112,245 as compared to $2,424,132 in the first nine months of 2000, reflecting effective tax rates of 29.31% for the first nine months of 2001 and 29.30% for the first nine months of 2000. There were no unusual tax- related items in the first nine months of 2001 as compared to 2000.

Assets/Liabilities

Assets were up by .35% from December 31, 2000 and by .94% from September 30, 2000. Loans grew by 4.82% in the first nine months of 2001 and by 2.95% from September 30, 2000. Investments were down by 2.70% in 2001 as those funds were used to fund loans and to pay down debt. Loan demand weakened in the last half of 2000 and into 2001. Loans as a percentage of assets were 64.77% at September 30, 2001 as compared to 62.00% at December 31, 2000 and 63.50% at September 30, 2000.

Maturities in the mortgage-backed securities portfolio have been used to pay down approximately $12 million in FHLB borrowings. Short-term funds and bank balances have been used to pay down debt, fund loan growth and add to the investment portfolio.

Deposits grew by 2.64% in the first nine months of 2001, with good third quarter growth after having a second quarter decrease.

FIRST M & F CORPORATION

Equity

The Company’s regulatory capital ratios at September 30, 2001, as shown below, are in excess of the minimum requirements and qualify the institution as “well capitalized” under the risk-based capital regulations.

                                                              ($ in Thousands)
                                                              ----------------

  Tier 1 capital                                                  $ 80,661
  Tier 2 capital                                                     8,181
                                                                    ------

            Total risk-based capital                              $ 88,842
                                                                    ======

  Risk weighted assets                                           $ 683,247
                                                                   =======

  Total risk-based capital ratio                                     13.00%
                                                                     =====

  Leverage ratio                                                      8.13%
                                                                      ====

The dividend payout ratio for the first nine months of 2001 was 68.18% based upon a quarterly dividend of $.25 per share. The book value of the stock at September 30, 2001 was $22.06, with a traded market value of $22.13 per share.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market risk reflects the risk of economic loss resulting from changes in interest rates and market prices. This risk of loss can be reflected in either reduced potential net interest income in future periods or diminished market values of financial assets.

The Company’s market risk arises primarily from interest rate risk, which the asset/liability management committee monitors and manages on a monthly basis. The committee manages the interest rate risks inherent in the loan, investment, deposit and borrowing portfolios of the Company. The asset/liability management committee determines the risk profile of the Company and determines strategies to maintain interest rate sensitivity at a low level. As of September 30, the institution was in a negative repricing gap position of approximately 6.4% of assets.

The Company has off balance sheet risks to the extent that it has made lending or investment purchase commitments. Total outstanding, unused loan commitments were $66.35 million with $25.59 million of these commitments maturing in over one (1) year. The Company monitors these commitments with respect to credit quality as well as funding-related risks.

In March, 2000, the Company entered into a collar to protect certain equity investments in Fannie Mae and Freddie Mac stocks. At December 31, 2000, the prices of both stocks were above the collar. The collar was designed to lock in losses of approximately $1.3 million on the stocks. The $1.3 million in losses, net of tax benefits of $500 thousand were recognized through earnings in the fourth quarter of 2000. The collars expired and the underlying stocks were sold in March, 2001 with no effect on earnings.

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

Exhibit 11 - Statement of computation of earnings per share

                              FIRST M & F CORPORATION

Exhibit 11 - Computation of Earnings Per Share
----------------------------------------------

                                                     Three Months Ended
                                                         September 30,
                                           --------------------------
                                                      2001           2000
                                                      ----           ----

Net income                                        $ 1,585,569    $ 1,517,405
                                                    =========      =========

Weighted average shares outstanding                 4,614,784      4,616,056
Add dilutive effect of outstanding options                  -              -
                                                    ---------      ---------

          Adjusted dilutive shares outstanding      4,614,784      4,616,056
                                                    =========      =========

Earnings per share:
  Basic                                                 $ .34          $ .33
  Diluted                                                 .34            .33
                                                          ===            ===

                                                       Nine Months Ended
                                                          September 30,
                                            --------------------------
                                                      2001           2000
                                                      ----           ----

Net income                                        $ 5,093,674    $ 5,848,071
                                                    =========      =========

Weighted average shares outstanding                 4,614,784      4,640,849
Add dilutive effect of outstanding options                  -              -
                                                    ---------      ---------

          Adjusted dilutive shares outstanding      4,614,784      4,640,849
                                                    =========      =========

Earnings per share:
  Basic                                                $ 1.10         $ 1.26
  Diluted                                                1.10           1.26
                                                         ====           ====

FIRST M & F CORPORATION

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST M & F CORPORATION
-----------------------
     (Registrant)

DATE:  November 13, 2001                   /s/ Hugh S. Potts, Jr.
                                           ------------------------------------
                                           Hugh S. Potts, Jr.
                                           Chairman and Chief Executive Officer

DATE:  November 13, 2001                   /s/ Robert C. Thompson, III
                                           -------------------------------------
                                           Robert C. Thompson, III
                                           Executive Vice President and
                                             Chief Financial Officer