Form 10KSB
period 2001-12-31
FIRST M&F CORP/MS
filed 2002-04-01
CIK 320387

                                                    UNITED STATES
                                         SECURITIES AND EXCHANGE COMMISSION
                                               WASHINGTON, D.C. 20549

                                                      FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                                     For the fiscal year ended December 31, 2001

                                                         or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                               For the transition period from _________ to __________

Commission file number 0-09424

                                                FIRST M&F CORPORATION
                    ----------------------------------------------------------------------------
                               (Exact Name of Registrant as specified in its Charter)

                  MISSISSIPPI                                                    64-0636653
  -------------------------------------------------------------          ---------------------------------------------------------
         (State or Other Jurisdiction of                               (I.R.S. Employer Identification Number)
         Incorporation or Organization)

 221 East Washington Street, Kosciusko, Mississippi                                       39090
---------------------------------------------------------------           --------------------------------------------------------
       (Address of principal executive offices)                                                      (Zip Code)

Registrant's Telephone Number:               662-289-5121
                                               ------------------------------------------

                                Securities registered under Section 12(b) of the Act:

                                                                          Name of Each Exchange on
             Title of Each Class                                                             Which Registered
             -------------------                                               -------------------------------------------

                  None                                                                          None
-----------------------------------------------------------------               --------------------------------------------------

                             Securities registered pursuant to section 12(g) of the Act:

                                                                             Name of Each Exchange on
             Title of Each Class                                                          Which Registered
             -------------------                                            ------------------------------------------

         Common Stock, $5 par value                                                             None
-----------------------------------------------------------------   ---------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES [X]   NO [  ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] Based on closing sale price for shares on January 31, 2002, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $70,924,757. Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.
               Class                                                Outstanding at January 31, 2002
               -----                                                -------------------------------

Common stock ($5.00 par value)                                                   4,614,784 Shares
DOCUMENTS INCORPORATED BY REFERENCE Portions of the following documents are incorporated by reference into Parts III of the Form 10-K report: Proxy Statement dated March 8, 2002.

                                                CROSS REFERENCE INDEX

                                                                                                                 Page
                                                                                                                 ----
PART I

Item 1       Business................................................................................................
Item 2       Properties..............................................................................................
Item 3       Legal Proceedings.......................................................................................
Item 4       Submission of Matters to a Vote of Security Holders.....................................................

PART II

Item 5       Market for the Registrant's Common Equity and Related Stockholder Matters...............................
Item 6       Selected Financial Data.................................................................................
Item 7       Management's Discussion and Analysis of Financial Condition and Results of
             Operations..............................................................................................
Item 7A      Quantitative and Qualitative Disclosures About Market Risk..............................................
Item 8       Financial Statements and Supplementary Data.............................................................
Item 9       Changes In and Disagreements with Accountants on Accounting and
             Financial Disclosure....................................................................................

PART III

Item 10      Directors and Executive Officers of the Registrant......................................................
Item 11      Executive Compensation..................................................................................
Item 12      Security Ownership of Certain Beneficial Owners and Management..........................................
Item 13      Certain Relationships and Related Transactions..........................................................

Part IV

Item 14      Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................................

------------
* Information called for by Part III (Items 10 through 13) is incorporated by reference to the Registrant's Proxy
Statement dated March 8, 2002.

BUSINESS

General

        First M & F Corporation (the Company) is a one-bank holding company chartered and organized under Mississippi laws in 1979. The Company engages exclusively in the banking business through its wholly-owned subsidiary, Merchants and Farmers Bank of Kosciusko (the Bank).

        The Bank was chartered and organized under the laws of the State of Mississippi in 1890, and accounts for substantially all of the total assets and revenues of the Company. The Bank is the seventh largest bank in the state, having total assets of approximately $1.02 billion at December 31, 2001. The Bank offers a complete range of commercial and consumer services at its main office and two branches in Kosciusko and its branches within central Mississippi, including Ackerman, Bruce, Brandon, Canton, Cleveland, Clinton, Durant, Grenada, Lena, Madison, Oxford, Pearl, Philadelphia, Ridgeland, Southaven, Starkville, Tupelo, and Weir, Mississippi.

        The Bank has eight wholly-owned subsidiaries, M & F Financial Services, Inc., which is currently inactive, First M & F Insurance Company, Inc., a credit life insurance company, M & F Insurance Agency, Inc., a general insurance agency, Tyler, King & Ryder, Inc., a general insurance agency, Reynolds Insurance & Real Estate Agency, Inc., a general insurance agency, Insurance Services, Inc., a general insurance agency, and Merchants and Farmers Bank Securities Corporation, a real estate property management company. The Bank owns 51% of a joint venture, Merchants Financial Services, 49% of which is owned by an unaffiliated company. The joint venture engages in small business accounts receivable factoring, and is consolidated into the Company’s financial statements for reporting purposes.

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

        As of January 31, 2002, the Company and its subsidiary employed 419 full-time equivalent employees.

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

        The earnings of the Bank and its subsidiaries are affected by general economic conditions, management policies, changes in state and Federal legislation and actions of various regulatory authorities, including those referred to above. The following description summarizes the significant state and Federal laws to which the Company, the Bank and subsidiaries are subject.

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

        The minimum guideline for the total capital to risk-weighted assets, including certain off-balance sheet items such as standby letters of credit (“total capital ratio”) is 8.0 percent. At least half of total capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets (“Tier 1 capital”). The remainder may consist of subordinated debt, other preferred stock, a limited amount of loan loss reserves, and unrealized gains on equity securities subject to limitations (“Tier 2 capital”). At December 31, 2001, the Company and the Bank were in compliance with the total capital ratio and the Tier 1 capital ratio requirements. Note 18 of the Notes to Consolidated Financial Statements presents the Company’s and the Bank’s capital ratios.

Deposit Insurance Assessments

        The deposits of the Bank are insured by the FDIC up to the limits set forth under applicable law. A majority of the deposits of the Bank are subject to the deposit insurance assessments of the Bank Insurance Fund (“BIF”) of the FDIC. However, a portion of the Bank’s deposits, relating to a savings association acquisition, are subject to assessments imposed by the Savings Association Insurance Fund (“SAIF”) of the FDIC. The FDIC equalized the assessment rates for BIF-insured and SAIF-insured deposits effective January 1, 1997. The assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution’s capital position and other supervisory factors. Legislation was enacted in 1996 requiring both SAIF-insured and BIF-insured deposits to pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation (“FICO”). The FDIC is currently assessing, effective for the first quarter of 2002, BIF- and SAIF-insured deposits totaling an additional 1.96 basis points per $100 of deposits.

                                               STATISTICAL DISCLOSURE

         The statistical disclosures for the Company are contained in Tables 1 through 12.

Table 1 - Comparative Average Balances/Yields

                                                 2001                                2000                           1999
                                   --------------------------------  -------------------------------   ----------------------------
                                       Average               Yield/     Average               Yield/     Average             Yield/
                                       Balance    Interest    Cost      Balance    Interest    Cost      Balance  Interest    Cost
                                   ----------- -----------  -------  -----------   --------   ------    --------  --------  -------
Interest bearing bank balances           9,032         417    4.61%        6,609        473    7.15%      4,407       237    5.39%
Federal funds sold                      16,173         683    4.22%       10,753        645    6.00%      5,969       297    4.98%
Taxable investments                    190,760      11,418    5.99%      220,662     13,717    6.22%    167,945    10,009    7.58%
Tax-exempt investments                  59,441       4,454    7.49%       59,187      4,519    7.64%     63,541     4,816    7.58%
Loans                                  645,541      55,151    8.54%      630,485     55,853    8.86%    457,023    40,337    8.83%
                                   ----------- --------------------  ---------------------- --------  ----------------------------
   Total earning assets                920,948      72,123    7.83%      927,697     75,207    8.11%    698,885    55,696    7.97%
Nonearning assets                       89,174                            81,922                         60,698
                                   -----------                       -----------                      ---------
   Total average assets              1,010,122                         1,009,619                        759,584

NOW, MMDA & Savings                    291,891       8,443    2.89%      275,496      9,044    3.28%    293,491     9,299    3.17%
Certificates of deposit                415,846      23,342    5.61%      432,036     24,805    5.74%    283,821    14,391    5.07%
Short-term borrowings                   17,301         755    4.37%        3,800        250    6.58%      3,606       165    4.57%
Other borrowings                        83,725       4,815    5.75%      112,411      7,127    6.34%     25,109     1,355    5.40%
                                   ----------- --------------------  ---------------------- --------  ----------------------------
  Total interest bearing liabilities   808,762      37,355    4.62%      823,742     41,227    5.00%    606,027    25,210    4.16%
Noninterest bearing deposits            92,928                            84,265                         78,335
Noninterest bearing liabilities          8,234                             9,626                          8,219
Capital                                100,197                            91,986                         67,003
                                   -----------                       -----------                      ---------
 Total average liabilities and       1,010,122                         1,009,619                        759,584
 equity
Net interest margin                                 34,769    3.78%                  33,981    3.66%               30,486    4.36%
Less tax equivalent adjustment
   Investments                                       1,661                            1,686                         1,795
   Loans                                               142                              168                           224
                                               -----------                      -----------                    ----------
Reported net interest margin                        32,965    3.58%                  32,127    3.46%               28,467    4.07%

Tax equivalent adjustments were made using a blended Federal/State rate of 37.3%.

Table 2 - Rate/Volume Variances

                                              2001 Compared To 2000                     2000 Compared To 1999
                                            Increase (Decrease) Due To               Increase (Decrease) Due To
                                       ------------------------------------  -------------------------------------------
                                                      Yield/                                 Yield/
                                            Volume     Cost         Net            Volume     Cost            Net
                                       ----------- ------------ -----------  ------------ ------------ -----------------
Interest earned on:
Interest bearing bank balances                 143        (198)        (56)           138           97               235
Federal funds sold                             277        (239)          38           263           85               348
Taxable investments                        (1,824)        (475)     (2,299)         3,209          499             3,709
Tax-exempt investments                          19         (84)        (65)         (331)           34             (297)
Loans                                        1,310      (2,012)       (702)        15,338          178            15,517
                                       ----------- ------------ ----------- ------------- ------------ -----------------
   Total earning assets                       (76)      (3,008)     (3,084)        18,617          894            19,511

Interest paid on:
NOW, MMDA & Savings                            506      (1,107)       (601)         (580)          326             (255)
Certificates of deposit                      (919)        (545)     (1,464)         8,012        2,402            10,414
Short-term borrowings                          739        (234)         505            11           74                85
Other borrowings                           (1,734)        (578)     (2,312)         5,124          648             5,772
                                       ----------- ------------ -----------  ------------ ------------ -----------------
   Total interest bearing liabilities      (1,408)      (2,464)     (3,872)        12,567        3,450            16,017
                                       ----------- ------------ ----------- ------------- ------------ -----------------
   Change in net interest income
     on a tax-equivalent basis               1,333        (544)         788         6,050      (2,556)             3,494

Table 3 - Securities Available for Sale and Securities Held to Maturity

                                                            Carrying Value of Securities
                                                                     December 31
                                                              2001     2000          1999
                                                       ----------- ------------- -------------
Securities Available For Sale
U.S. Treasury                                                3,056         3,023         9,005
Government agencies                                         25,029        32,079        26,898
Mortgage-backed securities                                 150,619       151,874       172,385
Obligations of states and political subdivisions            64,986        62,041        62,638
Other securities                                             7,231        15,617        21,253
                                                       ----------- ------------- -------------
Total securities available for sale                        250,921       264,634       292,179

Securities Held To Maturity
U.S. Treasury                                                    0             0             0
Government agencies                                              0             0             0
Mortgage backed securities                                       0             0             0
Obligations of states and political subdivisions                 0             0             0
Other securities                                                 0             0             0
                                                       ----------- ------------- -------------
Total securities available for sale                              0             0             0

Table 4 - Maturity Distribution and Yields of Securities Available for Sale and Securities Held to Maturity

                                                    After One
                                 Within            But Within            After Five
                                  One                Five                But Within              Over
                                  Year    Yield      Years     Yield     Ten Years   Yield    Ten Years    Yield     Total    Yield
-----------------------------------------------------------------------------------------------------------------------------------
Securities Available For Sale
U.S. Treasury                    2,005    5.59%         500     2.77%         541    4.60%           0      0.00%     3,045   4.95%
Government agencies              4,267    6.00%      19,717     5.26%         503    5.31%           0      0.00%    24,487   5.39%
Mortgage-backed securities      46,082    6.01%      72,457     5.98%      12,176    5.45%      18,320      4.51%   149,035   5.77%
Obligations of states and       11,469    7.77%      26,384     7.61%      26,446    7.08%          54      7.50%    64,353   7.42%
 political subdivisions
Other debt securities                0    0.00%       2,920     5.70%         497    7.13%           0      0.00%     3,417   5.91%
                              ----------------- --------------------- -------------------- ----------------------------------------
Total securities available      63,822    6.31%     121,978     6.20%      40,162    6.53%      18,375      4.52%   244,337   6.16%
   for sale
Equity securities                                                                                                             3,608
                                                                                                                          ---------

Tax equivalent adjustments were made using a blended Federal rate of 34.0% and a State rate of 5.0%.

Non mortgage backed securities are categorized in the earlier of their maturity dates or their call dates. Mortgage backed securities are distributed based upon their estimated average lives.

Table 5 - Composition of the Loan Portfolio

                                    2001                  2000                 1999               1998               1997
                             ------------------- ---------------------- ------------------ ------------------- -------------------
                                         % Of                  % Of                % Of                % Of                % Of
                                 Amount  Total      Amount     Total     Amount    Total    Amount     Total   Amount     Total
                             ------------------- ----------- ---------- ------------------ ------------------- -------- ----------
Commercial, financial and        86,041   13.01%      76,834    12.13%     68,521   11.25%     55,177   13.32%   54,044     14.38%
agricultural
Non-residential real estate     234,950   35.53%     202,619    32.00%    172,982   28.41%    142,027   34.29%  124,369     33.09%
Residential real estate         247,384   37.41%     249,745    39.44%    250,875   41.20%    121,885   29.43%  106,439     28.32%
Consumer loans                   92,875   14.04%     103,960    16.42%    116,543   19.14%     95,040   22.95%   91,035     24.22%
Lease financing                      33    0.00%          51     0.01%         29    0.00%         55    0.01%       19      0.01%
                             ------------------- ----------- ---------- ------------------ ------------------- -------- ----------
   Total loans                  661,282  100.00%     633,209   100.00%    608,950  100.00%    414,184  100.00%  375,906    100.00%

Table 6 - Loan Maturities and Sensitivity to Changes in Interest Rates

Maturity distribution of loans at December 31, 2001
---------------------------------------------------

                                                                Within     One to Five  After Five
                                                               One Year       Years        Years      Total
                                                         ---------------------------------------------------
Commercial, financial and agricultural                           51,827       31,558       2,690      86,074
Non-residential real estate                                      81,421      126,237      27,290     234,948
Residential real estate                                          46,076      138,339      62,970     247,384
Consumer loans                                                   43,921       47,904       1,050      92,875
                                                         ---------------------------------------------------
   Total loans                                                  223,245      344,037      93,999     661,282

These amounts do not include nonaccrual loan balances.

Rate sensitivity of loans at December 31, 2001.
-----------------------------------------------

                                                            One to Five   After Five
                                                               Years         Years        Total
                                                         ---------------------------------------
Fixed rate loans                                                289,713       58,131     347,844
Floating rate loans                                              54,324       35,868      90,193
                                                         ---------------------------------------
                                                                344,037       93,999     438,037

Table 7 - Nonperforming Assets and Past Due Loans

Combined                                                  2001         2000         1999         1998         1997
                                                 -----------------------------------------------------------------
Nonaccrual loans                                         1,825        1,385        2,072          852          328
Restructured loans                                           0            0            0            0            0
                                                 -----------------------------------------------------------------
   Total nonperforming loans                             1,825        1,385        2,072          852          328
Other real estate owned                                  1,077          965        1,150        1,123          843
                                                 -----------------------------------------------------------------
   Total nonperforming assets                            2,902        2,350        3,222        1,975        1,171
Accruing loans past due 90 days or more                  1,958        1,806        1,069        1,155        1,149
                                                 -----------------------------------------------------------------
   Total nonperforming assets and loans                  4,860        4,156        4,291        3,130        2,320

Table 8 - Analysis of the Allowance for Loan Losses

                                                                2001           2000          1999           1998       1997
                                                      ---------------------------------------------------------------------
Balance at beginning of year                                   8,510          7,629         5,835          5,315      4,610
Adjustment for sale of finance company office                      0              0             0              0       (77)
Adjustment for purchase acquisition                                0              0           866
Charge offs
     Commercial, financial and agricultural                  (2,313)        (1,897)         (134)          (188)      (365)
     Real estate - nonresidential                              (301)          (176)          (58)          (321)       (62)
     Real estate - residential                                 (507)          (164)         (289)          (130)      (123)
     Consumer                                                (2,167)        (1,989)       (1,612)        (1,380)      (914)
                                                      ---------------------------------------------------------------------
        Total                                                (5,288)        (4,226)       (2,093)        (2,019)    (1,464)
Recoveries
     Commercial, financial and agricultural                       74             70            46             52         23
     Real estate - nonresidential                                 20             37            50             63         20
     Real estate - residential                                    50             46             1             30          3
     Consumer                                                    645            655           540            429        138
        Total                                                    789            808           637            574        184
                                                      ---------------------------------------------------------------------
Net charge offs                                              (4,499)        (3,418)       (1,456)        (1,445)    (1,280)
Provision for loan losses                                      4,415          4,299         2,384          1,965      2,062
                                                      ---------------------------------------------------------------------
Balance at end of year                                         8,426          8,510         7,629          5,835      5,315

Net Charge Offs To Average Loans                               0.69%          0.54%         0.32%          0.37%      0.35%

Table 9 - Allocation of Reserve for Loan Losses

                                                                              December 31
                                              ----------------------------------------------------------------------------
                                                       2001            2000            1999           1998            1997
                                              ----------------------------------------------------------------------------
Commercial, financial and agricultural                2,380           1,291           1,672          1,311           1,212
Non-residential real estate                             411             487             383            189             104
Residential real estate                               1,102           1,596           1,313            502             388
Consumer loans                                        4,532           5,135           4,261          3,833           3,611
                                              ----------------------------- ------------------------------ ---------------
   Total loans                                        8,426           8,510           7,629          5,835           5,315

Reserves As A Percentage Of Loan Type
-------------------------------------

                                                                              December 31
                                              ----------------------------------------------------------------------------
                                                       2001            2000            1999           1998            1997
                                              ----------------------------------------------------------------------------
Commercial, financial and agricultural                2.77%           1.70%           2.44%          2.38%           2.24%
Non-residential real estate                           0.18%           0.24%           0.22%          0.13%           0.08%
Residential real estate                               0.45%           0.64%           0.52%          0.41%           0.36%
Consumer loans                                        4.88%           4.94%           3.66%          4.03%           3.97%
                                              ----------------------------------------------------------------------------
   Total loans                                        1.27%           1.35%           1.25%          1.41%           1.41%

Net Charge Offs As A Percent Of Year End Loans Outstanding, By Type
-------------------------------------------------------------------

                                                                              December 31
                                              ----------------------------------------------------------------------------
                                                       2001            2000            1999           1998            1997
                                              ----------------------------------------------------------------------------
Commercial, financial and agricultural                2.60%           2.41%           0.13%          0.25%           0.63%
Non-residential real estate                           0.12%           0.07%           0.00%          0.18%           0.03%
Residential real estate                               0.18%           0.05%           0.11%          0.08%           0.11%
Consumer loans                                        1.64%           1.28%           0.92%          1.00%           0.85%
                                              ----------------------------------------------------------------------------
   Total loans                                        0.68%           0.54%           0.24%          0.35%           0.34%

Table 10 - Time Deposits of $100,000 or More

The table below shows maturities of outstanding time deposits of $100,000 or more at December 31, 2001 (in thousands):

Three months or less                                      $46,526
Over three months through six months                       42,303
Over six months through twelve months                      31,302
Over one year                                              17,049
                                                    -------------
   Total                                                  137,180

Table 11 - Selected Ratios

The following table reflects ratios for the Company for the last three years:

                                                2001         2000         1999
                                       ---------------------------------------
Return on average assets                       0.71%        0.70%        1.08%
Return on average equity                       7.14%        7.70%       12.19%
Dividend payout ratio                         64.52%       65.36%       46.30%
Equity to assets ratio                         9.92%        9.11%        8.82%

Table 12 - Short-Term Borrowings

The table below presents certain information regarding the Company's short-term borrowings for each of the last three years (in thousands of dollars):

                                                2001         2000         1999
                                       ---------------------------------------
Outstanding at end of period                  16,458       28,969       12,298
Maximum outstanding at any
  month-end during the period                 20,562       31,626       21,096
Average outstanding during
  the period                                  17,301        3,941        3,606
Interest paid                                    755          250          165
Weighted average rate during
  each period                                  4.37%        6.58%        4.57%

PROPERTIES

        The Bank’s legal headquarters is an 8,000 square foot, two story, brick building located at 221 East Washington Street. The building has a banking office and drive-up facility occupying the first floor. The second floor houses various administrative departments. The Bank completed a new three story, 25,000 square foot brick building located at 134 West Washington Street in November of 2001. This building houses the primary administrative offices of the Bank and the Company. The Bank is in the process of transferring its legal headquarters to this address.

        The Bank owns its main office building and 29 of its branch facilities. The remaining facilities are occupied under lease agreements, the terms of which range from month to month to five years. It is anticipated that all leases will be renewed.

LEGAL PROCEEDING

        The Bank is involved in various legal matters and claims which are being defended and handled in the ordinary course of business. In the opinion of Management, none of these matters are expected to have a material adverse effect on the financial position or results of operations of the Bank or the Company.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a shareholder vote during the fourth quarter of 2001.

MARKET FOR THE REGISTRANT’S COMMON STOCK

AND RELATED STOCKHOLDER MATTERS

        Effective September 1, 1996, the Company’s common stock was listed with the National Association of Securities Dealers, Inc. Automated Quotation National Market System (NASDAQ) and became subject to trading and reporting over the counter with most securities dealers.

        At January 31, 2002, there were 1,331 shareholders of record of the Company's common stock. On January 31, 2002, the Company's stock closed at $21.40 per share.

                                               STOCK AND DIVIDEND PERFORMANCE

                                                      Investment Data

                                                                                                December 31, 2001
                                                                                                -----------------
52-Week range                                                                                     $16.63 - $28.00
Closing stock price                                                                                        $20.50
Earnings per share (basic)                                                                                  $1.55
Book value per share                                                                                       $21.68
Shares outstanding                                                                                      4,614,784
Stock appreciation since 12/96                                                                             (6.7%)

                                               Stock and Dividend Performance
                                               ------------------------------

                                                      2001             2000            1999             1998             1997
                                                      ----             ----            ----             ----             ----

Price/earnings ratio                                13.23x           11.03x          13.89x           16.67x           17.86x

Price/book value ratio                                .95x             .80x           1.55x            2.06x            2.52x
Book value/share                                    $21.68           $21.01          $19.41           $17.45           $15.85
Dividend payout ratio                                64.5%            65.4%           46.3%            44.4%            39.3%
Historical dividend yield                             5.9%             3.3%            2.8%             2.4%             2.4%

                                                        Value Added
                                                        -----------

                                                 2001            2000            1999             1998            1997
                                                 ----            ----            ----             ----            ----
Invested capital                             $100,062         $96,942         $90,677          $61,722         $57,070
Market value of capital                        94,603          77,874         140,180          131,032         145,515
                                               ------          ------         -------          -------         -------
  Excess market value                        ($5,459)       ($19,068)         $49,503          $69,310         $88,445
Increase (decrease) in value                  $13,609       ($68,571)       ($19,807)        ($19,135)

                                               Quarterly Closing Common Stock
                                              Price Ranges and Dividends Paid
                                              -------------------------------

                                         First                  Second                  Third                  Fourth
                                         -----                  ------                  -----                  ------
2001:
High                                    $21.88                  $25.50                 $28.00                  $24.25
Low                                      16.63                   19.00                  21.60                   19.60
Close                                    19.38                   23.00                  22.13                   20.50
Dividend                                   .25                     .25                    .25                     .25
2000:
High                                    $29.13                  $23.00                 $21.75                  $18.13
Low                                      20.25                   17.88                  16.88                   16.00
Close                                    23.00                   20.63                  18.00                   16.88
Dividend                                   .25                     .25                    .25                     .25

SELECTED FINANCIAL DATA

(Thousands, except per share data)                         2001             2000             1999           1998           1997
                                                           ----             ----             ----           ----           ----
EARNINGS
Interest income                                         $70,320          $73,354          $53,677        $49,299        $46,450
Interest expense                                         37,355           41,227           25,210         24,391         22,185
Net interest income                                      32,965           32,127           28,467         24,908         24,265
Provision for loan losses                                 4,415            4,299            2,384          1,965          2,062
Noninterest income                                       13,783           10,576            8,431          6,212          5,651
Noninterest expense                                      32,118           29,803           23,343         18,718         16,416
Income taxes                                              3,062            1,522            3,005          2,595          3,292
Net income                                               $7,153           $7,079           $8,166         $7,842         $8,146
Net interest income, taxable equivalent                 $34,769          $33,981          $30,675        $26,904        $25,616
                                                   ----------------------------------------------------------------------------
Cash dividends paid                                      $4,615           $4,626           $3,920         $3,259         $2,987
                                                   ----------------------------------------------------------------------------
PER COMMON SHARE
Net income                                                $1.55            $1.53            $2.16          $2.16          $2.24
Cash dividends paid                                        1.00             1.00             1.00            .96            .88
Book value                                                21.68            21.01            19.41          17.45          15.85
Closing stock price                                       20.50            16.88            30.00          36.00          40.00
SELECTED AVERAGE BALANCES
Assets                                               $1,010,122       $1,009,619         $759,584       $672,051       $603,133
Earning assets                                          933,061          928,792          697,667        623,025        560,380
Loans                                                   648,444          631,295          457,023        393,894        365,252
Investments                                             259,412          280,135          230,268        206,617        179,598
Total deposits                                          800,665          791,797          655,647        596,495        533,937
Equity                                                  100,197           91,986           67,003         60,640         55,008
SELECTED YEAR-END BALANCES
Assets                                               $1,018,309       $1,020,416       $1,023,037       $702,006       $621,458
Earning assets                                          917,892          926,900          918,640        650,165        576,715
Loans                                                   661,282          633,209          608,950        414,184        375,906
Investments                                             250,921          264,634          292,179        210,646        186,507
Core deposits                                           679,317          632,043          659,178        561,003        484,159
Total deposits                                          816,617          787,554          789,941        625,398        543,006
Equity                                                  100,062           96,943           90,677         63,512         57,646
SELECTED RATIOS
Return on average assets                                   .71%             .70%            1.08%          1.17%          1.35%
Return on average equity                                  7.14%            7.70%           12.19%         12.93%         14.81%
Average equity to average assets                          9.92%            9.11%            8.82%          9.02%          9.12%
Dividend payout ratio                                    64.52%           65.36%           46.30%         44.44%         39.29%
Price to earnings (x)                                    13.23x           11.03x           13.89x         16.67x         17.86x
Price to book (x)                                          .95x             .80x            1.55x          2.06x          2.52x

                                                    FINANCIAL HIGHLIGHTS

                                                                                                            Five-Year
                                                                                                           Compounded
                                                                                           Percent           Growth
(Dollars in Thousands, except per share)                  2001              2000            Change            Rate
--------------------------------------------------  ----------------  ----------------- -------------- -------------------
EARNINGS
Net interest income                                    $32,965            $32,127             2.6%             7.4%
Noninterest income                                      13,783             10,576            30.3             23.7
Noninterest expense                                     32,118             29,803             7.8             14.9
Net income                                               7,153              7,079             1.1             (1.3)

AVERAGE BALANCES
Assets                                              $1,010,122         $1,009,619              .1%            12.3%
Earning assets                                         933,061            928,792              .5             12.1
Loans                                                  648,444            631,295             2.7             14.3
Deposits                                               800,665            791,797             1.1             10.7
Shareholders' equity                                   100,197             91,986             8.9             15.0

YEAR END BALANCES
Assets                                              $1,018,309         $1,020,416            (.4%)            12.5%
Earning assets                                         917,892            926,900             1.0             11.8
Loans                                                  661,282            633,209             4.4             13.0
Deposits                                               816,617            787,554             3.7             10.5
Shareholders' equity                                   100,062             96,942             3.2             13.9

PER COMMON SHARE
Net income (basic)                                       $1.55              $1.53             1.3%           (5.9%)
Book value                                               21.68              21.01             3.2              8.6
Cash dividends paid                                       1.00               1.00              -               5.9
Closing market price                                     20.50              16.88            21.5             (6.7)

NONFINANCIAL DATA
Shareholders                                             2,405              2,409
Employees                                                  423                411
Financial service offices                                   40                 40

                                                    OTHER FINANCIAL DATA

                                                                                                                   Change
                                                                                                         --------------------------
                                                                                                            2001           2000
(Dollars in thousands)                                              2001          2000         1999        Vs 2000        Vs 1999
--------------------------------------------------------------------------- -------------------------------------------------------
COMPOSITION RATIOS
Earning assets to assets                                           90.14%        91.58%        90.51%        (144)bp         107bp
Loans to earning assets                                            72.04         67.70         65.76          106            194
Interest-bearing liabilities to earning assets                     86.93         88.51           .29         (158)          (178)
Loans to total deposits                                            80.98         80.21         77.09           77            312
Noninterest-bearing deposits to total deposits                     13.32         11.20         11.06          212             14
-----------------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR LOAN LOSSES
Beginning balance                                                 $8,510        $7,629        $5,835          11.6%         30.8%
Provision for loan losses                                          4,415         4,299         2,384           2.7           80.3
Allowance from acquisitions                                          3/4                         866           3/4            3/4
Charge-offs                                                       (5,288)       (4,226)       (2,093)         25.1          101.9
Recoveries                                                           789           808           637          (2.4)          26.8
  Net charge-offs                                                 (4,499)       (3,418)       (1,456)         31.6          134.8
                                                                -------------------------------------------------------------------
Ending balance                                                    $8,426        $8,510        $7,629         (1.0%)         11.6%
-----------------------------------------------------------------------------------------------------------------------------------
COMPOSITION OF RISK ASSETS
Nonaccrual loans                                                  $1,825        $1,385        $2,072          31.8%       (33.2%)
Foreclosed property                                                1,077           965         1,150          11.6         (16.1)
Nonperforming assets                                              $2,902        $2,350        $3,222          23.5%       (27.1%)
                                                                -------------------------------------------------------------------
Accruing loans past due 90 days                                   $1,958        $1,806        $1,069           8.4%         68.9%
-----------------------------------------------------------------------------------------------------------------------------------
ASSET QUALITY RATIOS
Net charge-offs to average loans                                    .69%          .54%          .32%           15bp          22bp
Nonaccrual loans to total loans                                      .28           .22           .34            6            (12)
Nonperforming assets to:
  Loans and foreclosed property                                      .44           .37           .53            7            (16)
  Total assets                                                       .28           .23           .31            5             (8)
Allowance for loan losses to total loans                            1.27          1.35          1.25           (8)            10
Allowance for loan losses to nonaccrual                            4.62x         6.14x         3.68x         (152)           246
  loans (x)
-----------------------------------------------------------------------------------------------------------------------------------

                                                 QUARTERLY FINANCIAL TRENDS

                                                             2001
                                   ------------------------------------------------------------      4th Qtr '01
                                        First          Second           Third         Fourth             Vs
(Dollars in Thousands)                 Quarter         Quarter         Quarter        Quarter        4th Qtr '00
----------------------------------  ------------- ----------------- -------------- -------------  -----------------
Interest income                           $18,225           $17,876        $17,485       $17,820         (5.3%)
Interest expense                           10,495             9,792          9,232         7,836        (26.9)
                                    ------------- ----------------- -------------- -------------  -----------------
Net interest income                         7,730             8,084          8,253         9,984         23.3
Provision for loan losses                     900             1,115          1,200         1,200        (27.2)
Noninterest income                          3,763             3,310          3,397         2,945         81.8
Noninterest expense                         7,783             8,101          8,232         8,720         12.7
Income taxes                                  870               610            633           949          3/4
                                    ------------- ----------------- -------------- -------------  -----------------
Net income                                 $1,940            $1,568         $1,585        $2,060         67.3%
----------------------------------  ------------- ----------------- -------------- -------------  -----------------
Per common share:
     Net income (basic)                      $.42              $.34           $.34          $.45         66.7%
     Net income (diluted)                    $.42              $.34           $.34          $.45         66.7%
----------------------------------  ------------- ----------------- -------------- -------------  -----------------
     Cash dividends                           .25               .25            .25           .25          3/4
----------------------------------  ------------- ----------------- -------------- -------------  -----------------

                                                             2000
                                    ------------------------------------------------------------     4th Qtr '00
                                        First          Second           Third         Fourth             Vs
                                       Quarter         Quarter         Quarter        Quarter        4th Qtr '99
----------------------------------  ------------- ----------------- -------------- -------------  -----------------
Interest income                           $17,805           $18,070        $18,663       $18,817         20.8%
Interest expense                            9,519            10,155         10,834        10,719         42.1
                                    ------------- ----------------- -------------- -------------  -----------------
Net interest income                         8,286             7,915          7,829         8,098           .8
Provision for loan losses                     750               750          1,150         1,649        157.3
Noninterest income                          2,856             3,155          3,208         1,620        (29.6)
Noninterest expense                         7,168             7,380          7,779         7,740         12.1
Income taxes                                  996               838            591         (902)          3/4
                                    ------------- ----------------- -------------- -------------  -----------------
Net income                                 $2,228            $2,102         $1,517        $1,231        (34.8%)
----------------------------------  ------------- ----------------- -------------- -------------  -----------------
Per common share:
     Net income (basic)                      $.48              $.45           $.33          $.27        (40.0%)
     Net income (diluted)                    $.48              $.45           $.33          $.27        (40.0%)
----------------------------------  ------------- ----------------- -------------- -------------  -----------------
     Cash dividends                           .25               .25            .25           .25          3/4
----------------------------------  ------------- ----------------- -------------- -------------  -----------------

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

SUMMARY

        Net income for 2001 was $7,153,265, or $1.55 per share as compared to $7,078,910, or $1.53 per share in 2000. Net income for 2000 was down from net income in 1999 of $8,165,767, or $2.16 per share. Income tax expense increased by $1.5 million in 2001 as compared to 2000 and decreased by $1.5 million in 2000 as compared to 1999 due to lower earnings in 2000 and a 2000 tax credit of $847 thousand related to prior year acquisitions.

        In 2001 the Company acquired the Madison County book of business from an independent insurance agency. A new agent was hired and the new business integrated into the Madison office of Tyler, King & Ryder, Inc., the Bank’s insurance agency subsidiary. In 2000, two insurance agencies in Tupelo were acquired. Insurance Services, Inc. was acquired in January, while House of Insurance was acquired at the end of the first quarter. House of Insurance was subsequently integrated into Insurance Services, Inc. This was a continuation of a strategy to build a stream of insurance product revenues.

        The Bank opened a second location in Southaven in the third quarter of 2001. A much enhanced internet web site, designed to provide corporate and individual services, was introduced in 2000. Construction of a new headquarters building in Kosciusko was begun in late 2000 and completed in the fall of 2001. A wide area network was put into place in 2000, providing the infrastructure for customer service enhancing technologies. A sales management tracking system was also internally developed and integrated into the wide area network in the fourth quarter of 2001.

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

        Total assets fell by .2% in 2001 to end the year at $1.018 billion. Total assets fell by .3% in 2000 to end the year at $1.020 billion. Total assets grew by 45.7% in 1999, due primarily to an acquisition, to end the year at $1.023 billion. The compounded annual growth rate for total assets for the last five (5) years was 12.5%, while the compounded growth rate for deposits was 10.5%.

EARNING ASSETS

        The average earning asset mix for 2001 was 69.5% in loans, 27.8% in investments, and 2.7% in short-term funds. The average earning asset mix for 2000 was 68.0% in loans, 30.2% in investments, and 1.9% in short-term funds. The average earning asset mix for 1999 was 65.4% in loans, 33.1% in investments, and 1.5% in short-term funds. Loan growth was slightly less than deposit growth in 2001 while loan growth exceeded deposit growth in 1999 and 2000, with deposits actually decreasing in 2000. Noninterest bearing deposits grew by 24.3% in 2001 after growing by .2% in 2000. The following table shows the volume changes in loans and deposits over the last four years, excluding the effect of the Community Federal acquisition.

                                                               2001           2000           1999            1998
                                                               ----           ----           ----            ----
Net increase in loans                                       $28,073        $24,259        $52,299         $38,278
Net increase in deposits                                     29,063        (2,387)         22,832          82,392
Ratio of loan growth to deposit growth                        96.6%         ------         229.1%           46.5%

        Deposit growth in 2001 was primarily in demand, NOW and MMDA accounts, as customers moved funds out of certificates of deposit due to the decrease in certificate of deposit rates offered during 2001. The weak growth in 1999 and 2000 was due to a much more competitive environment and to some disintermediation, as rates began to increase and deposits moved to annuity products and mutual funds. Loan growth was weak in 2001 and 2000, but was strong in 1999. Loans grew by 4.4% in 2001 and by 4.0% in 2000 as compared to 47.0% (12.7% excluding the Community Federal acquisition) in 1999. The Company introduced a home equity line promotion in 2001 that resulted in an increase in those balances of $12.8 million for the year. The Company’s strategy for loan growth remains twofold: (1) continue steady growth at reasonable interest rates in current markets and (2) enter into new markets to provide for additional growth opportunities. The Company expanded in 2001 into a second location in Southaven, which was a high-growth market in

2000 and 2001. Although the short-term effect of de novo expansion on earnings is negative, management believes that this strategy creates long-term shareholder value.

INVESTMENT SECURITIES

        The Company’s investment portfolio decreased by 5.2% in 2001 and by 9.4% in 2000 after increasing by 38.7% in 1999. The 2001 decrease was primarily attributable to the maturing of investments in a leverage portfolio from the 1999 bank acquisition. The 2000 decrease was primarily used to pay out high costing deposits and company debt, as well as to increase the loan portfolio. The 1999 increase was attributable to the Community Federal acquisition, which brought an $88 million leverage portfolio of mortgage-backed securities, funded by Federal Home Loan Bank borrowings. The Company transferred all held-to-maturity securities into the available-for-sale category on October 1, 1998. This was done in order to provide more flexibility in managing the portfolio. In 2001 the Company increased its percentage of investments in municipal bonds while decreasing its percentage allocated to Government securities. This change was primarily due to the attractiveness of municipals, given the changes in the yield curve in 2001. In 1999 and 2000 the Company did not change its mix of Government, municipal, and mortgage-backed securities. However, the 1999 Community Federal acquisition did bring $88 million in mortgage-backed securities and $27 million in FNMA and FHLMC equity securities. As of December 31, 2001, municipal securities represented 26.3% of total debt securities as compared to 24.4% at December 31, 2000 and 22.8% at December 31, 1999.

DEPOSITS AND BORROWINGS

        Deposits grew by 3.7% in 2001, decreased by .3% in 2000, and increased by 3.6% in 1999, excluding acquisitions. The increase in 2001 occurred primarily in demand and money market accounts as depositors sought liquidity in the lower rate environment. The largest increase in 2000 and 1999 was in the certificate of deposit category where bonus-rate promotional programs were used to generate funds. Higher certificate of deposit rates and an extremely competitive environment made it difficult to maintain deposit growth in 2000. Rate increases during the latter half of 1999 caused a shift in funds flows toward certificates of deposit and other alternative liquid investments.

        Long-term debt decreased by $24.0 million from 2000 to 2001 and by $23.6 million from 1999 to 2000 as debt related to an investment leverage program was reduced as investments matured. Funding for loan growth in 2001 was provided primarily through deposit funding while loan growth in 2000 was provided through investment maturities, short-term funds and the use of excess cash balances. Borrowings in 1999 increased from 1998 levels due to the strong loan growth and slower than expected deposit growth. The Company uses wholesale funding sources such as the Federal Home Loan Bank to provide the liquidity needed for loan growth. However, the long-term strategy of the Company is to primarily fund loan growth through deposit growth first, with borrowings used when deposit funding is uneconomical.

LIQUIDITY AND INTEREST RATE SENSITIVITY

        Liquidity is the ability of a bank to convert assets into cash and cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Company’s ability to meet day-to-day cash flow requirements of customers, whether they wish to withdraw funds or to borrow funds to meet their capital needs. The Company was sufficiently liquid in 2000 and 2001 to fund loan growth without additional borrowings. The increases in core deposits for 1996 through 1999 also provided much liquidity to the Company. During 1999 the Company retained more cash than normal due to contingencies and uncertainties related to the Year 2000 computer issue. Therefore, at the end of 1999 the Company was in an extremely liquid position. The Company has sufficient lines available through the Federal Home Loan Bank and correspondent banks to meet all anticipated liquidity needs.

        Cash to pay for the 1999 Community Federal acquisition was raised by selling securities rather than by borrowing funds. Therefore, the acquisition did not have any negative effect on liquidity.

        The Company instituted a stock repurchase program for up to 482 thousand shares in the third quarter of 1999 related to the Community Federal acquisition. As of December 31, 2000, the Company had repurchased 367 thousand shares at an average price of $29.23 per share. The Company used borrowings of approximately $9.5 million against its lines of credit at other commercial banks. The resulting debt from the program is expected to be paid off through dividends received by the Company from Merchants and Farmers Bank. The repurchase debt was down to $8.5 million at the end of 2001. The repurchase program has not had any negative effect on liquidity.

        Interest rate sensitivity is a function of the repricing characteristics of the Company’s portfolio of assets and liabilities. Interest rate sensitivity management focuses on repricing relationships of these assets and liabilities during periods of changing market interest rates. Management seeks to minimize the effect of interest rate movements on net interest income. The asset-liability management committee monitors the interest-sensitivity gap on a monthly basis. At the end of 2001 the one-year repricing gap stood at - 7% as compared to – 6% at the end of 2000. In 1999, the interest- sensitivity gap was maintained at a neutral to slightly negative position. The Company targets its one year repricing gap at between + 7.0% and - 7.0%.

CAPITAL RESOURCES

        Capital adequacy is continuously monitored by the Company to promote depositor and investor confidence and provide a solid foundation for future growth of the organization. The Company has continued to increase its dividend payout ratio, and ended 2001 with a ratio of 64.5%. The high payout percentage was due to the lower earnings per share, as the Company maintained a $1.00 annual dividend rate for 1999 through 2001. The ratio of capital to assets stood at 9.8% at December 31, 2001 and 9.5% at December 31, 2000, with risk-based capital ratios well in excess of the regulatory requirements. The lack of growth in 2000 and 2001 was a contributing factor to the improvement of the capital ratio from 8.9% at December 31, 1999. The Company issued approximately 1.2 million shares along with the $37.7 million in cash for Community Federal Bancorp in November, 1999. The use of the equity securities allowed the Company to maintain a strong capital position even while recording $15 million in intangible assets from the acquisition. The Company also has sufficient lines of credit at commercial banks to raise additional funds if needed. The Company’s stock is publicly traded on NASDAQ, also providing an avenue for additional capital if it is needed.

RESULTS OF OPERATIONS

NET INTEREST INCOME

        Net interest income is the largest component of the Company’s net income and represents income from interest earning assets less the cost of interest bearing liabilities. Net interest income was $33.0 million in 2001 compared to $32.1 million in 2000 and $28.5 million in 1999. The low growth in 2001 was due mainly to slow loan growth. The 12.6% growth in 2000 was due to the volumes brought about by the late 1999 merger. The 15.3% increase in 1999 was due primarily to solid loan growth, stable investment yields, and lower average deposit costs than in 1998. Loan yields decreased in 1999, 2000 and 2001 due to competitive pressures in 2000 and 2001 as well as the lower rate environment in 2001. During 2001 and 1999 liability costs decreased more than earning asset yields.

        During 1999 the Company experienced a change in earning asset mix with loans becoming a larger percentage of total earning assets. In 1998, loans as a percent of earning assets decreased from 1997. Due to the 1999 merger, mortgages became a large component of the loan portfolio, as approximately $130 million of mortgages were acquired. These mortgages paid down at a rate of approximately $1 million per month in 2000 and $2 million per month in 2001. Management will continue to try to grow the commercial and consumer loan components of earning assets as long as prudent opportunities are available.

PROVISION FOR LOAN LOSSES

        During 2001 the Company’s provision increased to $4.4 million from $4.3 million in 2000 and $2.4 million in 1999. The 2001 provision included an additional accrual of $800 thousand that was needed to replenish the reserves following a single customer charge-off in May of $2 million. The 2000 increase was due primarily to additional accruals that were needed for a $1 million charge-off in September. The remaining increase in reserves was due to the increased size of the portfolio. The 1999 increase was due primarily to loan growth. Net charge-offs were $4.5 million in 2001 as compared to $3.4 million in 2000 and $1.5 million in 1999. Net charge-offs as a percentage of average loans were .69% in 2001, ..54% in 2000 and .32% in 1999. Nonaccrual loans as a percentage of total loans were .28% at the end of 2001, .22% at the end of 2000 and .34% at the end of 1999. Management has a conservative approach to classifying loans internally for purposes of determining needed reserves. The percentage of reserves to total loans was 1.27% at December 31, 2001, 1.35% at December 31, 2000 and 1.25% at December 31, 1999.

        Management reviews loan quality on a monthly basis, and makes determinations as to the adequacy of the Reserve for loan losses on a quarterly basis. Classified and past due loans are monitored to determine if deterioration is occurring, and if corrective actions need to be taken. The following table shows the calculation of reserves for 2001 and 2000 based upon classified loans.

                                                2001                                     2000
                                                ----                                     ----
                                                       Reserves                                   Reserves
                                       Balances        Allocated                  Balances        Allocated
                                       --------        ---------                  --------        ---------
Doubtful                                 1,306              653                     1,024              512
Substandard                              9,131            1,826                     9,793            1,959
Bankruptcy                               3,128              469                     3,457              518
Special mention                          9,319              932                     7,145              715
Other past due loans                     4,855              243                     6,906              345
General reserves                                          4,303                                      4,461
                                                        -------                                      -----
                                                          8,426                                      8,510
NONINTEREST INCOME

        Noninterest income for 2001 was $13.8 million as compared to $10.6 million in 2000 and $8.4 million in 1999. The largest increase in 2001 was in the mortgage banking revenues, which were driven by new loan and refinancing activity. Deposit revenues, driven by volume increases, grew by 8.5%. Insurance agency commissions grew by 7.4%, also due to increased new account activity and referral efforts. The Company also recognized approximately $300 thousand in security gains as it disposed of certain mortgage-backed securities and invested in other securities that could collateralize a $10 million repurchase agreement. This transaction was executed to reduce the Company’s costs of borrowing. Another $125 thousand in gains were taken in Treasury, municipal and corporate securities in order to reallocate those funds into investments with more attractive durations. The increase in 2000 was due to increased deposit revenues and increased insurance agency revenues. The increased deposit revenues were due mainly to increased transactions. The agency revenue increases were due to agency acquisitions in December, 1999 and January, 2000. The Company purchased two (2) independent insurance agencies in 2000. The increase for 1999 came primarily from insurance agency activities as the Company purchased three (3) independent insurance agencies during the year. The acquired agencies sell personal and commercial property, casualty, life and health insurance products. The Company believes that these new sources of revenues will strengthen the long-term earnings over different economic cycles. The agency earnings for 1999 also include $174 thousand in commissions on annuity sales through an agency that the Company started in 1998. Included in other noninterest income for 2001 is approximately $656 thousand, for 2000 is approximately $569 thousand and for 1999 was approximately $480 thousand in increases in cash surrender value of insurance policies purchased by the Company in 1998. The Company recognized $1.4 million in losses in 2000 on equity securities that were marked to market at the end of the year.

NONINTEREST EXPENSE

        Noninterest expense increased to $32.1 million in 2001 from $29.8 million in 2000 and $23.3 million in 1999. The largest increase in 2001 was in the salary and benefit category, with salaries increasing by approximately $700 thousand and health plan costs increasing by approximately $300 thousand. The Company instituted a hiring freeze in November of 2001, pending a review of all processes and procedures. This study, continuing into 2002, is being done to create efficiencies that result in expense reductions without sacrificing service quality. Other expense increases in 2001 were marketing expenses, which were up by $204 thousand and foreclosed asset expenses, which were up by $173 thousand. The 2000 increase was due mainly to the acquisition of Community Federal in November, 1999. The 2000 expenses included an increase of $1 million in goodwill amortization. The 1999 increase was due to the Company’s addition of an office building in Madison, the building of a new branch in Ackerman, expansion of the operations center in Kosciusko and acquisitions of Community Federal Bancorp and the three insurance agencies. The addition of commercial lenders and business development personnel in the more urban markets and the expansion of technological and internet banking capabilities put pressure on noninterest expenses in 1999 and again in 2001. The Company also invested in additional mainframe computer equipment in 1998 and again in 2000 as systems were evaluated and upgraded to allow for greater processing speed and capacity.

        Noninterest expenses as a percentage of average assets were 3.2% in 2001, 2.9% in 2000 and 3.1% in 1999. The Company’s efficiency ratio was 66.2% in 2001 as compared to 66.9% for 2000 and 59.7% for 1999.

INCOME TAXES

        The Company’s effective tax rate was 30.0% in 2001, 17.7% in 2000, and 26.9% in 1999. The 2001 increase and 2000 decrease were due to an $850 thousand tax refund in 2000 resulting from the filing of the final tax returns for Community Federal. Another factor in the 2001 increase was an increased percentage of pre-tax earnings being derived from taxable sources. The 1999 increase was due to the decrease in earnings from tax-exempt sources as a percentage of total revenues.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk comes in the form of risk to the net interest income of the Company as well as to the market values of the financial assets and liabilities on the balance sheet and the values of off-balance sheet activities such as commitments. The Company monitors interest rate risk on a monthly basis with quarterly sensitivity analyses. The following table shows the gap position of the Company at December 31, 2001, placing variable-rate instruments in the earliest repricing category. The cash flows for deposits without maturities are estimated based upon historical decay rates, averaged over increasing and decreasing rate periods.

                                      Floating     1-12 months   1-5 years    Over 5 years         Total
                                   --------------------------------------- --------------- -------------
Short-term funds                         2,600           3,088                                     5,688
Investments                                             58,402     101,619          87,205       247,226
Loans                                  128,402         216,392     261,419          55,069       661,282
                                   --------------------------------------- --------------- -------------
   Total earning assets                131,002         277,882     363,038         142,274       914,196

NOW, MMDA & savings                     26,843          24,789     222,517                       274,149
Time deposits                                          362,907      70,816                       433,723
Short-term borrowings                                   16,458                                    16,458
Other borrowings                                        53,286      20,349                        73,635
                                   --------------------------------------- --------------- -------------
   Total int. bearing liabilities       26,843         457,440     313,682               0       797,965

Rate sensitive gap                     104,159       (179,558)      49,356         142,274       116,231
Cumulative gap                         104,159        (75,399)    (26,043)         116,231       232,462
Cumulative % of assets                  10.23%          -7.40%      -2.56%          11.41%        22.83%

        Interest rate shock analysis shows that the Company will experience a 14 basis point decrease over 12 months in its net interest margin with an immediate and sustained 100 basis point decrease in interest rates. An immediate and sustained increase in interest rates of 100 basis points will result in an 11 basis point increase in net interest margins. The sensitivity of loan prices and the lack of sustainable deposit cost decreases are the primary drivers behind these simulation results.

        An analysis of the change in market value of equity shows how an interest rate shock will affect the difference between the market value of assets and the market value of liabilities. With all financial instruments being stated at market value, the ratio of the market value of equity to the market value of assets will fall by 7 basis points with an immediate and sustained increase in interest rates of 100 basis points. The ratio of the market value of equity to the market value of assets will increase by 4 basis points with an immediate and sustained decrease in interest rates of 100 basis points.

        The Company has no hedging instruments or other derivative contracts in place at December 31, 2001.

Statement of Management Responsibility

        Management of First M&F Corporation and its subsidiary has prepared the summary consolidated financial statements and other information in the annual report in accordance with generally accepted accounting principles and is responsible for its accuracy. The financial statements necessarily include amounts that are based on management’s best estimates and judgements.

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

The Audit Committee of First M&F's Board of Directors consists entirely of outside directors. The Audit Committee meets periodically with the internal auditor and the independent accountants to discuss audit, internal control, financial reporting and related matters. Shearer, Taylor & Co., P.A. and the internal audit staff have direct access to the Audit Committee.
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
Kosciusko, Mississippi

We have audited the accompanying consolidated statements of condition of First M & F Corporation and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First M & F Corporation and subsidiary as of December 31, 2001 and 2000, the results of their consolidated operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Ridgeland, Mississippi
February 8, 2002

                                           FIRST M & F CORPORATION AND SUBSIDIARY

                                            Consolidated Statements of Condition
                                                 December 31, 2001 and 2000
                                              (In Thousands, Except Share Data)

Assets                                                                                         2001                  2000
                                                                                               ----                  ----

Cash and due from banks                                                                   $    40,945           $    31,634
Interest bearing bank balances                                                                  3,088                26,525
Federal funds sold                                                                              2,600                 2,400
Securities available for sale, amortized
  cost of $247,945 and $263,729                                                               250,921               264,634

Loans, net of unearned income                                                                 661,282               633,209
  Allowance for loan losses                                                                    (8,426)               (8,510)
                                                                                            ---------             ---------
          Net loans                                                                           652,856               624,699
                                                                                            ---------             ---------

Bank premises and equipment                                                                    21,651                19,287
Accrued interest receivable                                                                     7,863                 8,800
Other assets                                                                                   38,385                42,437
                                                                                            ---------             ---------

                                                                                          $ 1,018,309           $1,020,416
                                                                                            =========            =========

    Liabilities and Stockholders' Equity
    ------------------------------------

Liabilities:
  Deposits                                                                                $   816,617           $   787,554
  Short-term borrowings                                                                        16,458                28,969
  Other borrowings                                                                             73,635                97,633
  Accrued interest payable                                                                      2,960                 3,990
  Other liabilities                                                                             7,719                 4,838
                                                                                            ---------             ---------
          Total liabilities                                                                   917,389               922,984
                                                                                            ---------             ---------

Noncontrolling joint venture interest                                                             857                   489
                                                                                            ---------             ---------

Stockholders' equity:
  Preferred stock:
    Class A; 1,000,000 shares authorized                                                            -                     -
    Class B; 1,000,000 shares authorized                                                            -                     -
  Common stock of $5.00 par value. 15,000,000
    shares authorized; 4,614,784 shares issued                                                 23,074                23,074
  Additional paid-in capital                                                                   33,876                33,876
  Retained earnings                                                                            41,960                39,422
  Accumulated other comprehensive income                                                        1,153                   571
                                                                                            ---------             ---------
          Total stockholders' equity                                                          100,063                96,943
                                                                                            ---------             ---------
                                                                                          $ 1,018,309            $1,020,416
                                                                                            =========             =========

The accompanying notes are an integral part of these financial statements.

                                           FIRST M amp; F CORPORATION AND SUBSIDIARY

                                              Consolidated Statements of Income
                                        Years Ended December 31, 2001, 2000, and 1999
                                              (In Thousands, Except Share Data)

                                                                           2001                    2000                  1999
                                                                           ----                    ----                  ----

Interest income:
  Interest and fees on loans                                             $ 55,009               $ 55,686              $ 40,113
  Taxable investments                                                      11,418                 13,717                10,009
  Tax-exempt investments                                                    2,793                  2,833                 3,020
  Federal funds sold                                                          683                    645                   297
  Interest bearing bank balances                                              417                    473                   238
                                                                           ------                 ------                ------
          Total interest income                                            70,320                 73,354                53,677
                                                                           ------                 ------                ------

Interest expense:
  Deposits                                                                 31,784                 33,849                23,690
  Short-term borrowings                                                       756                    250                   165
  Other borrowings                                                          4,815                  7,128                 1,355
                                                                           ------                 ------                ------
          Total interest expense                                           37,355                 41,227                25,210
                                                                           ------                 ------                ------

          Net interest income                                              32,965                 32,127                28,467
Provision for loan losses                                                   4,415                  4,299                 2,384
                                                                           ------                 ------                ------
          Net interest income after
            provision for loan losses                                      28,550                 27,828                26,083
                                                                           ------                 ------                ------

Noninterest income:
  Service charges on deposit accounts                                       7,083                  6,530                 4,412
  Mortgage banking income                                                   1,095                    474                   601
  Agency commission income                                                  2,867                  2,669                 1,582
  Credit insurance income                                                     148                    281                   385
  Other fee income                                                            912                    637                   427
  Gain (loss) on securities available for
    sale                                                                      426                 (1,381)                   26
  Other income                                                              1,252                  1,366                   998
                                                                           ------                 ------                ------
          Total noninterest income                                         13,783                 10,576                 8,431
                                                                           ------                 ------                ------

Noninterest expenses:
  Salaries and employee benefits                                           16,844                 15,441                12,690
  Net occupancy expenses                                                    1,850                  1,748                 1,334
  Equipment and data processing expenses                                    3,363                  3,354                 2,742
  Other                                                                    10,061                  9,260                 6,577
                                                                           ------                 ------                ------
          Total noninterest expenses                                       32,118                 29,803                23,343
                                                                           ------                 ------                ------

          Income before income taxes                                       10,215                  8,601                11,171

Income taxes                                                                3,062                  1,522                 3,005
                                                                           ------                 ------                ------

          Net income                                                     $  7,153               $  7,079              $  8,166
                                                                           ======                 ======                ======
Earnings per share:
  Basic                                                                    $ 1.55                 $ 1.53                $ 2.16
  Diluted                                                                    1.55                   1.53                  2.15
                                                                             ====                   ====                  ====

The accompanying notes are an integral part of these financial statements.

                                             FIRST M & F CORPORATION AND SUBSIDIARY

                                         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                          Years Ended December 31, 2001, 2000 and 1999
                                                         (In Thousands)

                                                                           2001                    2000                  1999
                                                                           ----                    ----                  ----

Net income                                                               $ 7,153                $  7,079               $ 8,166

Other comprehensive income, net of
  tax:
  Change in unrealized gains (losses)
    on securities available for sale,
    net of tax of $934, $2,502 and
    $3,736                                                                 1,563                   4,205                (6,272)
  Reclassification adjustment for
    (gains) losses on securities
    available for sale included in
    net income, net of tax of $159,
    $515 and $9                                                             (267)                    866                   (17)
  Minimum pension liability adjustment,
    net of tax of $424                                                      (714)                      -                     -
                                                                           -----                  ------                 -----

          Other comprehensive income                                         582                   5,071                (6,289)
                                                                           -----                  ------                 -----

          Total comprehensive income                                     $ 7,735                $ 12,150               $ 1,877
                                                                           =====                  ======                 =====

The accompanying notes are an integral part of these financial statements.

                                             FIRST M & F CORPORATION AND SUBSIDIARY

                                         Consolidated Statements of Stockholders' Equity
                                          Years Ended December 31, 2001, 2000, and 1999
                                                (In Thousands, Except Share Data)

                                                                                                  Accumulated
                                                        Additional                                    Other
                                          Common          Paid-in                Retained        Comprehensive
                                          Stock           Capital                Earnings             Income          Total
                                          ------        ----------               --------         -------------       -----

January 1, 1999                          $ 18,199         $ 10,800                $ 32,723           $ 1,789        $  63,511

Net income                                      -                -                   8,166                 -            8,166
Cash dividends ($1.00 per share)                -                -                 (3,920)                 -          (3,920)
1,306,535 common shares issued in
  acquisitions                              6,532           31,191                       -                 -           37,723
273,651 common shares repurchased         (1,368)          (7,146)                       -                 -          (8,514)
Net change                                      -                -                       -            (6,289)         (6,289)
                                          -------          -------                --------            -------        --------

December 31, 1999                          23,363           34,845                  36,969            (4,500)         90,677
                                          -------          -------                --------            -------        --------

Net income                                      -                -                   7,079                 -           7,079
Cash dividends ($1.00 per share)                -                -                 (4,626)                 -          (4,626)
35,359 common shares issued in
  acquisition                                 177              774                       -                 -             951
93,237 common shares repurchased            (466)          (1,743)                       -                 -          (2,209)
Net change                                      -                -                       -             5,071           5,071
                                          -------          -------                --------            -------        --------

December 31, 2000                          23,074           33,876                  39,422               571           96,943
                                          -------          -------                --------            -------        --------

Net income                                      -                -                   7,153                 -            7,153
Cash dividends ($1.00 per share)                -                -                 (4,615)                 -          (4,615)
Net change                                      -                -                       -               582              582
                                          -------          -------                --------            -------        --------

December 31, 2001                        $ 23,074         $ 33,876                $ 41,960           $ 1,153        $ 100,063
                                         ========         ========                ========           =======        =========

The accompanying notes are an integral part of these financial statements.

                                             FIRST M & F CORPORATION AND SUBSIDIARY

                                              Consolidated Statements of Cash Flows
                                          Years Ended December 31, 2001, 2000 and 1999
                                                         (In Thousands)

                                                                          2001                   2000                1999
                                                                          ----                   ----                ----

Cash flows from operating activities:
  Net income                                                          $  7,153               $  7,079             $  8,166
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amortization                                        3,128                  3,191                1,736
    Provision for loan losses                                            4,415                  4,299                2,384
    Federal Home Loan Bank stock
      dividends                                                           (215)                  (591)                (204)
    Net investment amortization                                            377                    207                  525
    (Gain) loss on securities available
      for sale                                                            (426)                 1,381                  (26)
    Earnings of noncontrolling joint
      venture interest                                                     368                    239                    -
    Deferred income taxes                                               (3,544)                  (530)                (181)
    (Increase) decrease in:
      Accrued interest receivable                                          937                   (945)                 (79)
      Cash surrender value of bank
        owned life insurance                                              (656)                  (569)                (480)
      Income taxes receivable                                              988                  1,129                  (86)
    Increase (decrease) in:
      Accrued interest payable                                          (1,030)                    34                  (80)
      Income taxes payable                                               3,274                      -                    -
    Other, net                                                             301                    545                 (202)
                                                                        ------                 ------               ------

          Net cash provided by operating
            activities                                                  15,070                 15,469               11,473
                                                                        ------                 ------               ------

Cash flows from investing activities:
  Purchases of securities available for
    sale                                                               (57,689)               (10,212)             (61,371)
  Sales of securities available for sale                                11,888                  8,111               46,544
  Maturities of securities available
    for sale                                                            61,634                 36,014               55,531
  Net (increase) decrease in:
    Interest bearing bank balances                                      23,437                (12,914)              (7,125)
    Federal funds sold                                                    (200)                 1,500               14,950
    Loans                                                              (34,298)               (29,608)             (56,824)
    Bank premises and equipment                                         (4,121)                (2,329)              (4,160)
  (Acquisitions) sales of Federal Home
    Loan Bank stock                                                      4,116                      -                 (678)
  Proceeds from sales of other real estate
    and other repossessed assets                                         1,658                  1,886                1,823
  Net cash used for current and prior
    year acquisitions                                                     (123)                (2,691)             (24,740)
                                                                        ------                 ------               ------

          Net cash provided by (used in)
            investing activities                                         6,302                (10,243)             (36,050)
                                                                        ------                 ------               ------

                                                                                                         (Continued)
                                                                                                         -----------

                                             FIRST M & F CORPORATION AND SUBSIDIARY

                                              Consolidated Statements of Cash Flows
                                          Years Ended December 31, 2001, 2000 and 1999
                                                         (In Thousands)

                                                                         2001                   2000                 1999
                                                                         ----                   ----                 ----

Cash flows from financing activities:
  Net increase (decrease) in:
    Non-interest bearing deposits                                     $ 21,234               $    133             $  8,886
    Money market, NOW and savings
      deposits                                                          64,426                (23,979)             (16,960)
    Certificates of deposit                                            (56,597)                21,459               27,847
    Short-term borrowings                                              (12,511)                16,671               11,469
    Other borrowings                                                   (23,998)               (23,788)              25,459
  Noncontrolling investment in joint
    venture                                                                  -                    250                    -
  Cash dividends                                                        (4,615)                (4,626)              (3,920)
  Common shares repurchased                                                  -                 (2,209)              (8,514)
                                                                        ------                 ------               ------

          Net cash provided by (used in)
            financing activities                                       (12,061)               (16,089)              44,267
                                                                        ------                 ------               ------

          Net increase (decrease) in cash
            and due from banks                                           9,311                (10,863)              19,690

Cash and due from banks at January 1                                    31,634                 42,497               22,807
                                                                        ------                 ------               ------

Cash and due from banks at December 31                                $ 40,945               $ 31,634             $ 42,497
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

                                            FIRST M & F CORPORATION AND SUBSIDIARY

                                          Notes to Consolidated Financial Statements
                                               (In Thousands, Except Share Data)
Note 1: Summary of Significant Accounting and Reporting Policies -----------------------------------------------------------------

        The accounting and reporting policies of First M & F Corporation (the Company) which materially affect the determination of financial position and results of operations conform to accounting principles generally accepted in the United States of America and general practices within the banking industry. A summary of these significant accounting and reporting policies is presented below.

Organization and Operations ---------------------------

        The Company is a one-bank holding company that owns 100% of the common stock of Merchants and Farmers Bank (the Bank) of Kosciusko, Mississippi. The Bank is a commercial bank and provides a full range of banking services through its offices in Mississippi. As a state chartered commercial bank, the Bank is subject to the regulations of certain Federal and state agencies and undergoes periodic examinations by those regulatory authorities.

Principles of Consolidation ---------------------------

        The consolidated financial statements of First M & F Corporation include the accounts of the Company and its wholly owned subsidiary, Merchants and Farmers Bank, and the accounts of the Bank’s wholly owned finance subsidiary, credit insurance subsidiary, general insurance agency subsidiaries, real estate subsidiary and 51% owned accounts receivable financing joint venture. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates ----------------

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts revenues and expenses during the reporting period. Actual results could differ from those estimates.

Comprehensive Income --------------------

        Comprehensive income includes net income reported in the statements of income and changes in unrealized gain (loss) on securities available for sale and minimum pension liability reported as a component of stockholders’ equity. Unrealized gain (loss) on securities available for sale and minimum pension liability, net of deferred income taxes, are the only components of accumulated other comprehensive income for the Company.

(Continued) -----------

                                            FIRST M & F CORPORATION AND SUBSIDIARY

                                          Notes to Consolidated Financial Statements
                                               (In Thousands, Except Share Data)
Note 1: (Continued) -------------------- Securities Available for Sale -----------------------------

        Securities, which are available to be sold prior to maturity are classified as securities available for sale and are recorded at market value. Unrealized holding gains and losses are reported net of deferred income taxes as a separate component of stockholders’ equity.

        Premiums and discounts are amortized or accreted over the life of the related security using the interest method. Interest income is recognized when earned. Realized gains and losses on securities available for sale are included in earnings and are determined using the specific amortized cost of the securities sold.

Loans -----

        Loans are stated at the principal amount outstanding, net of unearned income and an allowance for loan losses. Unearned income on installment loans is recognized as income principally using the interest method. Interest on all other loans is calculated by using the simple interest method on daily balances of the principal amount outstanding.

        The Bank discontinues the accrual of interest on loans and recognizes income only as received when, in the judgment of management, the collection of interest, but not necessarily principal, is doubtful. Nonaccrual loans, and the related effect on income, are not material.

        A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Bank measures impaired and restructured loans at the present value of expected future cash flows, discounted at the loan’s effective interest rate, or the fair value of collateral if the loan is collateral dependent. The balance of impaired loans was not material at December 31, 2001 and 2000.

Allowance for Loan Losses -------------------------

        The allowance for loan losses is established through provisions for loan losses charged against earnings. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

(Continued) -----------

                                            FIRST M & F CORPORATION AND SUBSIDIARY

                                          Notes to Consolidated Financial Statements
                                               (In Thousands, Except Share Data)
Note 1: (Continued) --------------------

        The allowance for loan losses is maintained at a level believed to be adequate by management to absorb estimated probable loan losses. Management’s periodic evaluation of the adequacy of the allowance for loan losses is based on estimated credit losses for specifically identified loans as well as estimated probable credit losses inherent in the remainder of the loan portfolio. Management considers a number of factors in estimating probable credit losses inherent in the loan portfolio, including: historical loan loss experience for various types of loans; composition of the loan portfolio; past due trends in the loan portfolio; current trends; current economic conditions; industry exposure and allowance allocation percentages for various grades of loans, with such grades being assigned to loans based on internal and external loan reviews, loan risk, loan performance, the estimated value of underlying collateral, evaluation of a borrower’s financial condition and other factors considered relevant in grading loans.

        Management’s evaluation of the allowance for loan losses is inherently subjective as it requires material estimates. The actual amounts of loan losses realized in the near term could differ from the amounts estimated in arriving at the allowance for loan losses reported in the financial statements

Bank Premises and Equipment ---------------------------

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

Intangible Assets -----------------

        The Company’s costs in excess of net bank assets acquired are being amortized on a straight-line basis over forty years. Other intangible assets, consisting primarily of premiums paid on purchased deposits and goodwill, are being amortized on a straight-line basis over periods ranging from 5 to 15 years.

(Continued) -----------

FIRST M & F CORPORATION AND SUBSIDIARY Notes to Consolidated Financial Statements (In Thousands, Except Share Data) Note 1: (Continued) --------------------

        The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets” on July 20, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Under SFAS 142, goodwill and intangible assets that have indefinite lives are not amortized, but are tested for impairment annually and when there is an impairment indicator. Goodwill impairment losses will be reported in a company’s income statement. Upon adoption of SFAS 142 effective January 1, 2002, the Company will no longer amortize its intangible assets that have indefinite lives. The impairment testing under SFAS 142 is not expected to have a material effect on the Company.

Income Taxes ------------

The Company, the Bank and the Bank’s finance, general insurance agency and real estate subsidiaries file consolidated Federal and state income tax returns. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Deferred income tax expense (benefit) is the result of changes in deferred tax assets and liabilities between reporting periods.

Statements of Cash Flows ------------------------

        In the accompanying consolidated statements of cash flows, the Company and subsidiary have defined cash equivalents as those amounts included in the statement of condition caption “Cash and Due from Banks.” The following supplemental disclosures are made related to the consolidated statements of cash flows:

                                                                   2001                 2000            1999
                                                                   ----                 ----            ----

Interest paid                                                  $ 38,385             $ 41,193        $ 25,291
Federal and state income taxes paid                               2,344                3,466           3,272
Federal and state income tax refunds                                  -                2,543               -
Other real estate and  repossessions acquired in
     noncash foreclosures                                         1,726                1,931           1,890
Common stock used in acquisitions                                     -                  951          37,723
                                                              =========            =========        ========
Reclassifications ----------------- Certain reclassifications have been made to the 2000 and 1999 financial statements to be consistent with 2001 presentation.

                                               FIRST M & F CORPORATION AND SUBSIDIARY

                                             Notes to Consolidated Financial Statements
                                                  (In Thousands, Except Share Data)
Note 2: Acquisitions ---------------------

        The Company acquired Community Federal Bancorp, Inc. (Community) of Tupelo, Mississippi, on November 19, 1999, for 1,217,568 shares of the Company’s common stock and $37,750 cash. At the time of this acquisition, Community’s subsidiary, Community Federal Bank, was merged with the Bank. The Company acquired consolidated assets of $299,176 and assumed consolidated liabilities of $238,230 in this transaction which was accounted for using the purchase method of accounting. The acquisition of Community was included in the consolidated financial statements from the date of acquisition.

        The Company has acquired various general insurance agencies in Mississippi in transactions that were immaterial to the Company. The following table provides information concerning these insurance agency acquisitions completed during the three years ended December 31, 2001:

                                                                                                 Common             Method
                                                                                                 Shares               of
                                                      Location            Date                    Issued            Accounting
                                                      --------            ----                    ------            ----------

Tyler, King & Ryder, Inc.                             Kosciusko         09/17/99                   69,997            Pooling
Reynolds Insurance and
    Real Estate Agency, Inc.                          Starkville        12/31/99                   18,970            Purchase
Starkville Insurance, Inc.                            Starkville        12/31/99                        -            Purchase
Insurance Services, Inc.                              Tupelo            01/14/00                   35,359            Purchase
House of Insurance, Inc.                              Tupelo            04/01/00                        -            Purchase
Madison Insurance Co.                                 Madison           01/01/01                        -            Purchase
Smith Insurance Agency, Inc.                          Madison           01/01/01                        -            Purchase
Note 3: Securities Available for Sale -------------------------------------

        The following is a summary of the amortized cost and market value (book value) of securities available for sale at December 31, 2001 and 2000:

                                                                               Gross Unrealized
                                                    Amortized         -----------------------------------           Market
                                                      Cost                 Gain               Loss                   Value
                                                  -------------       --------------    -------------               --------

December 31, 2001:
  U. S. Treasury securities                         $   3,045               $    31            $ 20                $   3,056
  U. S. Government agencies
    and corporations                                   24,487                   613              71                   25,029
  Mortgage-backed investments                         149,035                 1,865             281                  150,619
  Obligations of states and
    political subdivisions                             64,353                 1,115             482                   64,986
  Other                                                 3,417                   119               -                    3,536
  Equity securities                                     3,608                    87               -                    3,695
                                                      -------                 -----             ---                  -------

                                                    $ 247,945               $ 3,830           $ 854                $ 250,921
                                                      =======                 =====             ===                  =======

                                                                                                          (Continued)
                                                                                                          -----------

                                               FIRST M & F CORPORATION AND SUBSIDIARY

                                             Notes to Consolidated Financial Statements
                                                  (In Thousands, Except Share Data)

Note 3: (Continued)
-------------------

                                                                               Gross Unrealized
                                                    Amortized         -------------------------------               Market
                                                      Cost                 Gain               Loss                   Value
                                                  -------------       --------------    -------------               --------

December 31, 2000:
  U. S. Treasury securities                         $   3,018               $     5         $     -                $   3,023
  U. S. Government agencies
    and corporations                                   32,058                   190             169                   32,079
  Mortgage-backed investments                         151,853                   958             937                  151,874
  Obligations of states and
    political subdivisions                             61,347                   843             149                   62,041
  Other                                                 2,991                    45              12                    3,024
  Equity securities                                    12,462                   131               -                   12,593
                                                      -------                 -----           -----                  -------

                                                    $ 263,729               $ 2,172         $ 1,267                $ 264,634
                                                      =======                 =====           =====                  =======

         The amortized cost and market values of debt securities available for sale at December 31, 2001, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with, or without, call or prepayment penalties.

                                                                                         Amortized                    Market
                                                                                          Cost                        Value
                                                                                     -------------                    ------
  One year or less                                                                        $ 17,741                  $ 18,011
  After one through five years                                                              49,521                    50,778
  After five through ten years                                                              27,986                    27,764
  After ten years                                                                               54                        54
                                                                                    --------------            --------------
                                                                                            95,302                    96,607
  Mortgage-backed investments                                                              149,035                   150,619
                                                                                        ----------                ----------

                                                                                         $ 244,337                 $ 247,226
                                                                                         =========                 =========

         The following is a summary of the amortized cost and market value of securities available for sale which were pledged to secure public deposits, short-term borrowings and for other purposes required or permitted by law.

                                                                                         Amortized                    Market
                                                                                          Cost                        Value
                                                                                     -------------                    ------

    December 31, 2001                                                                    $ 160,194                 $ 161,873
                                                                                           =======                   =======

    December 31, 2000                                                                    $ 158,974                 $ 158,933
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

                                                                                                                     (Continued)
                                                                                                                     -----------

                                               FIRST M & F CORPORATION AND SUBSIDIARY

                                             Notes to Consolidated Financial Statements
                                                  (In Thousands, Except Share Data)

Note 3:  (Continued)
--------------------

         The following is a summary of gains and losses on securities available for sale:

                                                                      2001                2000                 1999
                                                                      ----                ----                 ----

Gross realized gains                                                 $ 436        $         54               $   62
Gross realized losses                                                 (10)                (55)                 (36)
                                                                   -------        ------------               ------
                                                                       426                 (1)                   26
Writedowns                                                               -             (1,380)                    -
                                                                 ---------          ----------            ---------
                                                                     $ 426           $ (1,381)               $   26
                                                                     =====           =========               ======

         The Bank entered into a hedge collar transaction related to FNMA stock and FHLMC stock in 2000.  This stock was written down to the collar value at December 31, 2000.

Note 4:  Loans
--------------

         The Bank's loan portfolio includes commercial, consumer, agribusiness and residential loans throughout the State of
Mississippi, but primarily in its market area in Central Mississippi.  The following is a summary of the Bank's loan  portfolio, net of unearned  income of  $2,101 and  $3,945 at December 31, 2001 and 2000:

                                                                            2001                       2000
                                                                            ----                       ----

Commercial, financial and agricultural                                 $  86,073                  $  76,885
Residential real estate                                                  247,384                    249,745
Non-residential real estate                                              234,950                    202,619
Consumer loans                                                            92,875                    103,960
                                                                     -----------                 ----------

                                                                       $ 661,282                  $ 633,209
                                                                       =========                  =========

                                                                                                                  (Continued)
                                                                                                                   -----------

                                               FIRST M & F CORPORATION AND SUBSIDIARY

                                             Notes to Consolidated Financial Statements
                                                  (In Thousands, Except Share Data)
Note 4: (Continued) --------------------

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

                                                                            2001                       2000
                                                                            ----                       ----

Loans outstanding at January 1                                           $ 1,901                    $ 2,501
New loans                                                                  4,104                      1,359
Repayments                                                               (3,664)                    (1,959)
                                                                          -----                      -----

Loans outstanding at December 31                                         $ 2,341                    $ 1,901
                                                                           =====                      =====

Note 5:  Allowance for Loan Losses
----------------------------------

         Transactions in the allowance for loan losses are summarized as follows:

                                                                         2001                2000               1999
                                                                         ----                ----               ----

Balance at January 1                                                    $ 8,510            $ 7,629              $ 5,835

Loans charged-off                                                       (5,288)            (4,226)              (2,093)
Recoveries                                                                  789                808                  637
                                                                      ---------         ----------           ----------
      Net charge-offs                                                   (4,499)            (3,418)              (1,456)
                                                                        -------           --------             --------

Provision for loan losses                                                 4,415              4,299                2,384

Allowance from acquisition                                                    -                  -                  866
                                                                    -----------      -------------            ---------

Balance at December 31                                                  $ 8,426            $ 8,510              $ 7,629
                                                                        =======            =======              =======

                                               FIRST M & F CORPORATION AND SUBSIDIARY

                                             Notes to Consolidated Financial Statements
                                                  (In Thousands, Except Share Data)

Note 6:  Bank Premises and Equipment
------------------------------------

         The following is a summary of bank premises and equipment at December 31, 2001and 2000:

                                                                                  2001                 2000
                                                                                  ----                 ----

      Land                                                                     $ 4,780             $  4,786
      Buildings                                                                 19,191               15,116
      Furniture, fixtures and equipment                                         14,633               13,301
      Leasehold improvements                                                       396                  396
      Construction in progress                                                       -                1,341
                                                                                ------               ------
                                                                                39,000               34,940
      Less accumulated depreciation and
        amortization                                                            17,349               15,653
                                                                                ------               ------

                                                                              $ 21,651             $ 19,287
                                                                                ======               ======

         Amounts charged to operating expenses for depreciation and amortization of bank premises and equipment were $1,757 in 2001, $1,823 in 2000 and $1,380 in 1999.  The estimated costs to complete construction in progress were $2,421 at December
31, 2000.

Note 7:  Other Assets
---------------------

  The following is a summary of other assets at December 31, 2001 and 2000:

                                                                                  2001                 2000
                                                                                  ----                 ----

      Intangible assets, less accumulated
        amortization of $6,048 and $4,677                                     $ 17,000             $ 18,311
      Cash surrender value of bank owned
        life insurance                                                          12,107               11,451
      Federal Home Loan Bank stock                                               4,176                8,077
      Other real estate, net                                                     1,077                  965
      Deferred income tax                                                        1,822                    -
      Other                                                                      2,203                3,633
                                                                                ------               ------

                                                                              $ 38,385             $ 42,437
                                                                                ======               ======

                                                                                                                 (Continued)
                                                                                                                  -----------

                                               FIRST M & F CORPORATION AND SUBSIDIARY

                                             Notes to Consolidated Financial Statements
                                                  (In Thousands, Except Share Data)

Note 7:  (Continued)
--------------------

         The following is a summary  of intangible assets,  net of accumulated amortization:

                                                                                             Bank and
                                                                         Company             Subsidiaries         Total
                                                                         -------             ------------         -----

      January 1, 1999                                                                           $ 2,732          $    509                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                      $  3,241
      Acquisitions                                                              -                15,081            15,081
      Amortization                                                                                (151)             (205)                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                        (356)
                                                                                              --------            ------                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                       ------
      December 31, 1999                                                     2,581                15,385            17,966
                                                                           ------                ------            ------
      Acquisitions                                                              -                 1,713             1,713
      Amortization                                                                                (141)           (1,227)                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                      (1,368)
                                                                                                 -----            ------                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                       ------
      December 31, 2000                                                     2,440                15,871            18,311
                                                                            -----                ------            ------
      Acquisitions                                                              -                    60                60
      Amortization                                                                                (130)           (1,241)                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                      (1,371)
                                                                                                 -----            ------                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                       ------

      December 31, 2001                                                   $ 2,310              $ 14,690          $ 17,000
                                                                            =====                ======            ======

         As a condition to borrowing funds from the Federal Home Loan Bank of Dallas (FHLB), the Bank is required to purchase stock in the FHLB.  No ready market exists for the stock, and it has no quoted market value.  The investment in FHLB stock can only be redeemed by the FHLB at face value.

Note 8:  Deposits
-----------------

         The following is a summary of deposits at December 31, 2001 and 2000:

                                                                                            2001                    2000
                                                                                            ----                    ----

      Non-interest bearing                                                              $ 108,745               $  87,511

      Interest bearing:
        Money market, NOW and savings
          accounts                                                                        325,780                 261,354
        Certificates of deposit of $100,000
          or more                                                                         137,180                 155,306
        Other certificates of deposit                                                     244,912                 283,383
                                                                                          -------                 -------
                Total interest bearing                                                    707,872                 700,043
                                                                                          -------                 -------

                Total deposits                                                          $ 816,617               $ 787,554
                                                                                          =======                 =======

         Interest expense on certificates of deposit of $100,000 or more amounted to $8,178 in 2001, $8,472 in 2000 and $4,132 in 1999.

                                                                                                             (Continued)
                                                                                                             -----------

                                               FIRST M & F CORPORATION AND SUBSIDIARY

                                             Notes to Consolidated Financial Statements
                                                  (In Thousands, Except Share Data)
Note 8: (Continued) --------------------

        At December 31, 2001, the scheduled maturities of certificates of deposit are as follows:

                  2002                                                                   $ 311,275
                  2003                                                                      43,534
                  2004                                                                      10,813
                  2005                                                                      14,191
                  2006                                                                       2,249
                  After 2006                                                                    30
                                                                                           -------

                                                                                         $ 382,092
                                                                                           =======

Note 9:  Short-Term Borrowings
------------------------------

         The following is a summary of information related to short-term borrowings:

                                                                         Balance Outstanding                    Average Rate
                                                         --------------------------------------          -------------------------
                                                         Maximum      Average             At               During           At
                                                         Month End     Daily           Year End             Year         Year End
                                                         ---------     -----           --------           ------         --------
2001:
  Federal funds purchased                                $         - $        90   $          -              6.34%               -
  Securities sold under agreements to repurchase              20,562      17,211         16,458              4.38%           3.82%
                                                         -----------   ---------      ---------
                                                          $   20,562    $ 17,301        $16,458
                                                          ==========    ========        =======

2000:
  Federal funds purchased                                 $   25,000  $      861       $ 25,000              6.91%           6.80%
  Securities sold under agreements to repurchase               6,626       3,080          3,969              6.19%           6.12%
                                                         -----------  ----------     ----------
                                                          $   31,626   $   3,941       $ 28,969
                                                          ==========   =========       ========

                                                                                                                 (Continued)
                                                                                                                  -----------

                                               FIRST M & F CORPORATION AND SUBSIDIARY

                                             Notes to Consolidated Financial Statements
                                                  (In Thousands, Except Share Data)

Note 9:  (Continued)
--------------------

                                                                                                                  Weighted
                                                                    Balance Outstanding                         Average Rate
                                                         --------------------------------------           -----------------------
                                                          Maximum      Average              At            During             At
                                                         Month End     Daily           Year End             Year         Year End
                                                         ---------     -----           --------           ------         --------

1999:
  Federal funds purchased                                 $   13,200    $  2,242      $  10,000              5.08%           5.10%
  Securities sold under agreements to repurchase               7,896       1,064          2,298              4.80%           5.61%
                                                        ------------  ----------     ----------
                                                          $   21,096    $  3,306      $  12,298
                                                          ==========    ========      =========

     Federal  funds purchased  represent primarily overnight borrowings through relationships with correspondent banks.  Securities sold under agreements to repurchase generally have maturities of less than 30 days and are secured by U. S. Treasury securities and U. S. Government agency securities.

Note 10:  Other Borrowings
--------------------------

         The following is a summary of other borrowings at December 31, 2001 and 2000:

                                                                                           2001                    2000
                                                                                           ----                    ----

      Company's line of credit in the amount of $10,000,000, renewable annually;
        secured by approximately 29% of the Bank's common stock; interest payable
        quarterly at the lender's base rate                                             $   8,592               $   9,592

      Bank's advances from Federal Home Loan Bank of Dallas, net of unamortized
        purchase accounting adjustments of $1,056 and $1,273                               64,862                  87,800

      Other borrowings by Insurance Agencies                                                  181                     241
                                                                                           ------                  ------

                                                                                         $ 73,635                $ 97,633
                                                                                           ======                  ======

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

                                               FIRST M & F CORPORATION AND SUBSIDIARY

                                             Notes to Consolidated Financial Statements
                                                  (In Thousands, Except Share Data)
Note 10: (Continued) ---------------------

        The Bank has advances from the Federal Home Loan Bank of Dallas (FHLB) under Blanket Agreements for Advances and Security Agreements. These agreements allow the Bank to borrow funds from the FHLB to fund mortgage loan programs and to satisfy certain other funding needs. The value of mortgage-backed securities and mortgage loans pledged under these agreements must be maintained at not less than 115% and 150%, respectively, of the advances outstanding. The following is a summary of these advances, exclusive of purchase accounting adjustments, at December 31, 2001 and 2000:

                                                                                            2001                  2000
                                                                                            ----                  ----

      Single payment advances maturing within 12 months at year end:
        Balance                                                                            $ 36,943               $ 52,411
        Range of rates                                                                  1.85%-8.16%            5.49%-8.16%

      Single payment advances maturing after 12 months:
        Balance                                                                            $ 15,232               $ 20,278
        Range of rates                                                                  5.16%-8.48%            5.16%-8.48%
        Range of maturities                                                               2003-2010              2002-2010

      Monthly payment advances:
        Balance                                                                            $ 13,743               $ 16,384
        Monthly payment amount                                                                  295                    295
        Range of rates                                                                  4.65%-7.83%            4.65%-7.83%
        Range of maturities                                                               2002-2020              2002-2020

         Scheduled principal payments on FHLB advances, exclusive of purchase accounting adjustments, at December 31, 2001, are as follows:

         2002                                                                             $ 39,743
         2003                                                                                2,698
         2004                                                                                1,208
         2005                                                                                1,011
         2006                                                                                1,065
         After 2006                                                                         20,193
                                                                                            ------

                                                                                          $ 65,918
                                                                                            ======

                                               FIRST M & F CORPORATION AND SUBSIDIARY

                                             Notes to Consolidated Financial Statements
                                                  (In Thousands, Except Share Data)
Note 11: Employee Benefit Plans --------------------------------

        The Bank has a defined benefit pension plan covering substantially all full time employees of the Bank and subsidiaries. Benefits under this plan are based on years of service and average annual compensation for a five year period. The Bank’s funding policy for the plan is to contribute annually in an amount not exceeding the allowable Federal income tax deduction. The Bank froze benefit accruals under this plan effective September 30, 2001.

Net pension cost (benefit) included the following components:
                                                                         2001                 2000               1999
                                                                         ----                 ----               ----

      Service cost                                                       $ 236               $ 215              $ 184
      Interest cost                                                        518                 458                264
      Expected return on plan assets                                      (493)               (482)              (243)
      Amortization of transition
        asset                                                              (44)                (44)               (35)
      Amortization of prior service cost                                   (37)                (37)                 -
      Amortization of (gain) loss                                           30                   4                 36
                                                                         -----               -----              -----

      Net pension cost                                                   $ 210               $ 114              $ 206
                                                                          ====                ====               ====

The following is a summary of the plan's funded status:

                                                                                          2001                   2000
                                                                                          ----                   ----

      Change in benefit obligation:
        Projected benefit obligation at beginning of year                               $ 6,653                $ 6,252
        Service cost                                                                        236                    215
        Interest cost                                                                       518                    458
        Actuarial (gain) loss                                                               429                     35
        Benefit payments                                                                   (318)                  (307)
        Curtailment                                                                        (936)                     -
                                                                                          ------                -------
        Projected benefit obligation
          at end of year                                                                  6,582                   6,653
                                                                                          ------                -------

      Change in plan assets:
        Fair value of plan assets
          at beginning of year                                                            6,319                  6,138
        Actual return on plan assets                                                       (569)                   218
        Employer contributions                                                              100                    325
        Benefit payments                                                                   (318)                  (307)
        Expenses                                                                            (11)                   (55)
                                                                                          ------                -------
        Fair value of plan assets at
          end of year                                                                     5,521                  6,319

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
                                                                                       2001           2000
                                                                                       ----           ----

Funded status at measurement date ................                                  $(1,061)       $  (334)
Contributions after measurement date .............                                      300           --
                                                                                    -------        -------
Funded status at end of year .....................                                     (761)          (334)
Unrecognized net actuarial
  loss ...........................................                                    1,578          1,043
Unrecognized transition asset ....................                                      (73)          (117)
Unrecognized prior service cost ..................                                     (367)          (404)
                                                                                    -------        -------

Net amount recognized ............................                                  $   377        $   188
                                                                                    =======        =======

     The following is a summary of amounts recorded in the consolidated statements of condition:

                                                                                      2001             2000
                                                                                      ----             ----

Prepaid benefit cost ..........................                                    $   377          $   188
Accrued benefit liability .....................                                     (1,138)            --
Accumulated other comprehensive
  income, before income taxes .................                                      1,138             --
                                                                                   -------          -------

Net amount recognized .........................                                    $   377          $   188
                                                                                   =======          =======

The following is a summary of weighted average assumptions:

                                                                         2001                2000               1999
                                                                         ----                ----               ----

      Discount rate                                                      8.0%                8.0%               7.5%
      Expected return on plan
        assets                                                           8.0%                8.0%               8.0%
      Rate of compensation
        increase                                                         4.0%                4.0%               4.0%
                                                                         ===                 ===                ===

        The Bank has a profit and savings plan, which includes features such as an Employee Stock Option Plan and a 401(k) plan which provides for certain salary deferrals, covering substantially all full time employees of the Bank and subsidiaries. The Bank matches employee 401(k) contributions equal to 50% of an employee’s first 5% of salary deferral. Total matching contributions accrued for this plan were $133 in 2001, $116 in 2000 and $125 in 1999. Additional contributions to the plan are at the discretion of the Board of Directors. Discretionary contributions accrued for this plan were $40 in 2001, $25 in 2000 and $25 in 1999.

        At December 31, 2001, the profit and savings plan owned 98,369 shares of the Company’s common stock and the pension plan owned 9,434 shares of the Company’s common stock.

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

        Under the provisions of the plan, the Company and the participating employees and directors will execute agreements, upon the grant of options, providing each participant with an option to purchase stock within ten years of the date of the grant. The Company granted 2,500 NOS’s in 2001, 2,500 NSO’s in 2000 and 50,000 ISO’s and 35,000 NSO’s in 1999.

        Under the terms of the agreement to acquire Community, as approved by the Company’s shareholders, Community’s Stock Option Plan continued after the acquisition. The Community Stock Option Plan was amended to provide that each option to purchase Community shares was converted into options (185,013 ISO’s and 79,289 NSO’s) to purchase Company shares. Substantially all options granted under the Community plan became fully vested at the acquisition date.

The following is a summary of stock option activity:
                                                                                                            Weighted
                                                                                                            Average
                                                                                      Outstanding          Exercise
                                                                                        Options              Price
                                                                                      -----------           --------

January 1, 1999 .........................                                                  --               $    --
Options granted .........................                                                85,000                 32.86
Acquisition .............................                                               264,302                 26.98
                                                                                       --------                ------

December 31, 1999 .......................                                               349,302                 28.41
                                                                                       --------                ------

Options granted .........................                                                 2,500                 20.25
                                                                                       --------                ------

December 31, 2000 .......................                                               351,802                 28.36
                                                                                       --------                ------

Options granted .........................                                                 2,500                 20.00
Options forfeited .......................                                                (6,500)                32.50
                                                                                       --------                ------

December 31, 2001 .......................                                               347,802             $   28.22
                                                                                       =======   =             ======

                                                                                             (Continued)

FIRST M & F CORPORATION AND SUBSIDIARY Notes to Consolidated Financial Statements (In Thousands, Except Share Data) Note 12: (Continued) --------------------- The following is a summary of stock options outstanding at December 31, 2001:
                                                  Weighted             Weighted                                  Weighted
                                                  Average              Average                                   Average
                                                  Remaining            Exercise                                  Exercise
                                                  Contractual          Price-                                    Price-
Exercise                       Options            Life                 Options              Options              Options
Price Range                    Outstanding        (Years)              Outstanding          Exercisable          Exercisable
----------------------------------------------------------------------------------------------------------------------------
$20.00 - $20.25                  5,000              8.83                 $20.13                  500              $ 20.25
 25.39 -  28.68                264,302              5.31                  26.99              264,302                26.99
 31.75 -  35.75                 78,500              6.61                  32.89               31,400                32.89

        The Company accounts for stock plans under APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, under which no compensation cost has been recognized. Had compensation cost for the Company’s stock option plan been determined based upon the fair value at the grant date for awards under the methodology prescribed under SFAS No. 123, “Accounting for Stock-Based Compensation, the Company’s net income and earnings per share would have been reduced as shown in the table below. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions in 2001, 2000 and 1999: expected dividend yield of 5.00% and 3.33% (in 1999); expected volatility of 23.85%, 24.11% and 21.63%; risk-free interest rate of 6.50%; and an expected life of 10 years.

                                                                          2001          2000          1999
                                                                          ----          ----          ----

Net income, as reported ..............                                $   7,153     $   7,079     $   8,166
Net income, proforma .................                                    6,907         6,747         7,943
                                                                      =========     =========     =========

Earnings per share, as
  reported:
  Basic ..............................                                $    1.55  $       1.53  $       2.16
  Diluted ............................                                     1.55          1.53          2.15
                                                                      =========     =========     =========

Earnings per share, proforma:
  Basic ..............................                                $    1.50  $       1.46  $       2.10
  Diluted ............................                                     1.50          1.46          2.09
                                                                      =========     =========     =========

                                                  FIRST M & F CORPORATION AND SUBSIDIARY

                                                Notes to Consolidated Financial Statements
                                                     (In Thousands, Except Share Data)

Note 13:  Other Expenses
------------------------

     Significant components of other expenses are summarized as follows:

                                                                                   2001           2000          1999
                                                                                   ----           ----          ----

Advertising and promotion ............                                           $   875       $   670       $   710
Communications .......................                                               796           825           789
Postage and shipping .................                                               607           522           713
Professional fees ....................                                             1,254         1,075           531
Stationery and supplies ..............                                               816           774           728
Amortization .........................                                             1,371         1,368           356
Other ................................                                             4,342         4,026         2,750
                                                                                 -------       -------       -------

                                                                                 $10,061       $ 9,260       $ 6,577
                                                                                 =======       =======       =======

Note 14:  Income Taxes
----------------------

  The components of income tax expense (benefit) are as follows:

                                                                         Federal               State              Total
                                                                         -------               -----              -----

      2001:
        Current                                                          $ 5,784               $ 822            $ 6,606
        Deferred                                                          (3,070)               (474)            (3,544)
                                                                           -----                 ---              -----

                Total                                                    $ 2,714               $ 348            $ 3,062
                                                                           =====                 ===              =====

      2000:
        Current                                                          $ 1,878               $ 174            $ 2,052
        Deferred                                                            (458)                (72)              (530)
                                                                          -------                ----             ------

                Total                                                    $ 1,420               $ 102            $ 1,522
                                                                           =====                 ===              =====

      1999:
        Current                                                          $ 2,838               $ 348            $ 3,186
        Deferred                                                            (143)                (38)              (181)
                                                                          ------                 ----             ------

                Total                                                    $ 2,695               $ 310            $ 3,005
                                                                           =====                 ===              =====
(Continued) -----------

Note 14: (Continued) ---------------------

        The differences between actual income tax expense and expected income tax expense are summarized as follows:

                                                                                  2001       2000      1999
                                                                                  ----       ----      ----

Amount computed using the
  Federal statutory rates on income before income taxes                        $ 3,473    $ 2,924    $ 3,798
Increase (decrease) resulting from:
  Tax exempt income, net of
    disallowed interest deduction .....................                           (864)      (886)      (992)
  State income tax expense,
    net of Federal effect .............................                            230         67        205
  Increase in cash surrender value ....................                           (223)      (193)      (155)
  Nondeductible amortization ..........................                            426        427         76
  Prior year amended returns ..........................                           --         (847)      --
  Other, net ..........................................                             20         30         73
                                                                               -------    -------    -------

                                                                               $ 3,062    $ 1,522    $ 3,005
                                                                               =======    =======    =======

        The change in the net deferred taxes is a result of current period deferred tax expense (benefit), and changes in accumulated other comprehensive income. The components of net deferred tax asset (liability) at December 31, 2001 and 2000, consist of the following:

                                                                                                   2001              2000
                                                                                                   ----              ----

Allowance for loan losses ..........                                                             $ 3,116           $ 3,001
Intangible assets ..................                                                                 133               107
Other real estate ..................                                                                 108                50
Investment writedown ...............                                                                --                 515
Purchase accounting adjustments ....                                                                 238               284
Minimum pension liability ..........                                                                 424              --
Other ..............................                                                                 120               100
                                                                                                 -------           -------
      Total deferred tax assets ....                                                               4,139             4,057
                                                                                                 -------           -------

Fixed assets and depreciation ......                                                                (480)             (504)
Federal Home Loan Bank stock
  dividends ........................                                                                (423)             (755)
Purchase accounting adjustments ....                                                                --              (3,597)
Unrealized gain on securities
  available for sale ...............                                                              (1,109)             (334)
Other ..............................                                                                (305)             (238)
                                                                                                 -------           -------
      Total deferred tax liabilities                                                              (2,317)           (5,428)
                                                                                                 -------           -------

                                                                                                 $ 1,822           $(1,371)
                                                                                                 =======           =======

stopped
                                                  FIRST M & F CORPORATION AND SUBSIDIARY

                                                Notes to Consolidated Financial Statements
                                                     (In Thousands, Except Share Data)

Note 15:  Earnings Per Share
----------------------------

     The following table shows a reconciliation of earnings per share to diluted earnings per share:

                                                                                          2001          2000          1999
                                                                                          ----          ----          ----

Basic earnings per share:
  Net income ..............                                                             $    7,153   $    7,079   $    8,166
                                                                                        ==========   ==========   ==========

  Weighted average shares
    outstanding ...........                                                              4,614,784    4,634,297    3,785,317
                                                                                        ==========   ==========   ==========

Basic earnings per share ..                                                             $     1.55   $     1.53   $     2.16
                                                                                        ==========   ==========   ==========

Diluted earnings per share:
  Net income ..............                                                             $    7,153   $    7,079   $    8,166
                                                                                        ==========   ==========   ==========

  Weighted average shares
    outstanding ...........                                                              4,614,784    4,634,297    3,785,317
  Dilutive effect of stock
    options ...............                                                                   --           --          5,490
                                                                                        ----------   ----------   ----------

                                                                                         4,614,784    4,634,297    3,790,807
                                                                                        ==========   ==========   ==========

Diluted earnings per share                                                              $     1.55   $     1.53   $     2.15
                                                                                        ==========   ==========   ==========
Note 16: Stockholders' Equity
------------------------------
Preferred Stock
---------------

        The Company is authorized to issue 1,000,000 shares of cumulative Class A voting preferred stock of no par value and 1,000,000 shares of cumulative Class B non-voting preferred stock of no par value. ___ Dividend rates, redemption terms and conversion terms may be set by the Board of Directors.

Dividend Reinvestment and Stock Purchase Plan ---------------------------------------------

        The Dividend Reinvestment and Stock Purchase Plan authorizes the sale of up to 100,000 shares of the Company’s common stock from authorized, but unissued, share or from shares acquired on the open market to shareholders who choose to invest all or a portion of their cash dividends and make optional cash payments of $50.00 to $5,000.00 per quarter. All shares for this plan have been purchased on the open market. The price of shares purchased on the open market is the average price paid for all shares purchased for all participants.

(Continued) -----------

                                                  FIRST M & F CORPORATION AND SUBSIDIARY

                                                Notes to Consolidated Financial Statements
                                                     (In Thousands, Except Share Data)
Note 16: (Continued)
---------------------
Accumulated Other Comprehensive Income
-------------------------------------- The following is a summary of the gross amounts of accumulated other comprehensive income and the related income tax effects:
                                                               Gross               Tax             Net
                                                               -----               ---             ---

    December 31, 1999:
      Net unrealized loss on
        securities available
        for sale ..............                                $(7,183)          $(2,683)          $(4,500)
                                                               =======           =======           =======

    December 31, 2000:
      Net unrealized gain on
        securities available
        for sale ..............                                $   905           $   334           $   571
                                                               =======           =======           =======

    December 31, 2001:
      Net unrealized gain on
        securities available
        for sale ..............                                $ 2,976           $ 1,109           $ 1,867

      Minimum pension liability                                 (1,138)             (424)             (714)
                                                               -------           -------           -------

                                                               $ 1,838           $   685           $ 1,153
                                                               =======           =======           =======
Note 17: Commitments and Contingencies
---------------------------------------

        The Company and Bank, in the normal course of business, are defendants in certain legal claims. In the opinion of management, and based on the advice of legal counsel, the ultimate resolution of these matters is not anticipated to have a material effect on the Company’s consolidated financial position.

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

        A summary of commitments and contingent liabilities at December 31, 2001, is as follows:

      Commitments to extend credit                    $ 57,794
      Standby letters of credit                          3,168
                                                        ------

                                                      $ 60,962
                                                        ======
Note 18: Regulatory Matters
----------------------------

        Federal banking regulations require that the Bank maintain certain cash reserves based on a percent of deposits. This requirement was $8,152 at December 31, 2001.

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

(Continued) -----------

                                                  FIRST M & F CORPORATION AND SUBSIDIARY

                                                Notes to Consolidated Financial Statements
                                                     (In Thousands, Except Share Data)
Note 18: (Continued)
---------------------

        Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Total Capital and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that all capital adequacy requirements have been met.

        As of December 31, 2001, the most recent notification by the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

        The Company’s and Bank’s actual capital amounts and ratios as of December 31, 2001 and 2000, are also presented in the table:

                                                                                                            To Be Well
                                                                                                          Capitalized Under
                                                                           For Capital                     Prompt Corrective
                                         Actual                         Adequacy Purpoes                   Action Provisions
                                         --------------------------------------------------------------------------------------
                                         Amount          Ratio         Amount          Ratio            Amount           Ratio
                                         -------------------------------------------------------------------------------------

December 31, 2001 (Company):
  Total capital
    (to risk weighted assets)            $ 90,518        13.2%         $ 54,713        8.0%             Not applicable

  Tier I capital
    (to risk weighted assets)            82,053          12.0%         27,356          4.0%             Not applicable

  Tier I capital
    (to average assets)                  82,053            8.3%         39,694          4.0%            Not applicable
                                         ======           ====          ======          ===

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
                                                                                                              To Be Well
                                                                                                          Capitalized Under
                                                                          For Capital                      Prompt Corrective
                                         Actual                        Adequacy Purposes                   Action Provisions
                                         --------------------------------------------------------------------------------------
                                         Amount          Ratio         Amount          Ratio            Amount           Ratio
                                         -------------------------------------------------------------------------------------

December 31, 2001 (Bank):
  Total capital
    (to risk weighted  assets)           $ 97,723        14.3%         $ 54,622        8.0%             $ 68,277         10.0%

  Tier I capital
    (to risk weighted assets)            89,258          13.1%         27,311          4.0%             40,966           6.0%

  Tier I capital
    (to average assets)                  89,258           9.0%         39,694           4.0%             49,618            5.0%
                                         ======          ====          ======           ===              ======           ====

December 31, 2000 (Company):
  Total capital
    (to risk weighted assets)            $ 86,183        13.4%         $ 51,570        8.0%             Not applicable

  Tier I capital
    (to risk weighted assets)            78,060          12.1%         25,785          4.0%             Not applicable

  Tier I capital
    (to average assets)                  78,060           7.9%         39,305           4.0%            Not applicable
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

                                                                                                              To Be Well
                                                                                                          Capitalized Under
                                                                             For Capital                  Prompt Corrective
                                         Actual                        Adequacy Purposes                   Action Provisions
                                         --------------------------------------------------------------------------------------
                                         Amount          Ratio         Amount          Ratio            Amount           Ratio
                                         -------------------------------------------------------------------------------------

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
                                         ======          ====          ======           ===             ======           ====

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

Note 19: Fair Value of Financial Instruments
---------------------------------------------

        SFAS 107, “Disclosures about Fair Value of Financial Instruments”, requires that the Company disclose estimated fair value for its financial instruments. However, such disclosures may be deemed not to be practicable for certain classes of financial instruments.

        Because no market exists for a significant portion of the Company’s and Bank’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions significantly affect the estimates and, as such, the derived fair value may not be indicative of the value negotiated in an actual sale and may not be comparable to that reported by other financial institutions.

(Continued) -----------

                                                  FIRST M & F CORPORATION AND SUBSIDIARY

                                                Notes to Consolidated Financial Statements
                                                     (In Thousands, Except Share Data)
Note 19: (Continued)
---------------------

        In addition, the fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates. Fair value estimates, methods and assumptions for significant financial instruments are set forth below:

        Cash and due from banks, interest bearing deposits with banks and Federal funds sold - The net book value of these financial instruments approximates fair value due to the immediate availability or short maturity of these investments.

        Securities Available for Sale - Fair value of these financial instruments is considered to be their quoted market value as disclosed in note 3.

        Loans - The fair value of variable rate loans that reprice frequently, and with no significant changes in credit risk, are based on carrying values. The fair value of fixed rate loans is estimated by discounting the future cash flows, using the current rates at which these loans would currently be made to borrowers with similar credit ratings and similar maturities. The carrying value of loans, net of the allowance for loan losses, is $652,856 and $624,699 and the estimated net fair value of loans is $652,048 and $615,620 at December 31, 2001 and 2000.

        Deposits - The fair value of demand deposits, NOW accounts, money market accounts and savings deposits is the carrying amount at the reporting date. The fair value of certificates of deposit is estimated by discounting the future cash flows, using current market rates for deposits of similar maturities. The carrying value of deposits is $816,617 and $787,554 and the estimated net fair value of deposits is $818,276 and $789,676 at December 31, 2001 and 2000.

        Short-term and other borrowings - The net book value of the majority of these financial instruments approximates fair value due to the short term nature of these items or their applicable interest rates and repricing and repayment terms. The fair values of long term FHLB advances in estimated by discounting the future cash flows, using current market rates for borrowings of similar terms and maturities. The estimated fair value of FHLB advances is $64,775 and $87,328 at December 31, 2001 and 2000. The fair value of short-term and other borrowings is not materially different from their recorded book value at December 31, 2001 and 2000.

        Commitments to extend credit - Fair values for such commitments are typically based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the parties’ credit standing. The fair value of commitments to extend credit is not material.

                                                  FIRST M & F CORPORATION AND SUBSIDIARY

                                                Notes to Consolidated Financial Statements
                                                     (In Thousands, Except Share Data)
Note 20: Summarized Financial Information of First M & F Corporation
---------------------------------------------------------------------

        Summarized financial information of First M & F Corporation (parent company only) is as follow:

                                                          STATEMENTS OF CONDITION

                 Assets                                                        2001              2000
                 ------                                                        ----              ----

Cash ...............................                                         $    267           $  1,008
Investment in subsidiary ...........                                          107,268            104,464
Other assets .......................                                            1,507              1,724
                                                                             --------           --------

                                                                             $109,042           $107,196
                                                                             ========           ========

Liabilities and Stockholders' Equity

Notes payable ......................                                         $  8,592           $  9,592
Other liabilities ..................                                              387                661
Stockholders' equity ...............                                          100,063             96,943
                                                                             --------           --------

                                                                             $109,042           $107,196
                                                                             ========           ========

                                                           STATEMENTS OF INCOME

                                                                       2001                  2000                    1999
                                                                       ----                  ----                    ----

      Income:
        Dividends received from
          current earnings of
          subsidiary                                                 $ 5,400               $ 5,800                 $ 8,513
        Equity in undistributed
          current earnings of
          subsidiary                                                   2,352                 2,101                       -
        Other income                                                      26                    33                      60
                                                                       -----                 -----                   -----
                Total income                                           7,778                 7,934                   8,573
                                                                       -----                 -----                   -----

      Expenses:
        Interest                                                         577                   812                     100
        Other expenses                                                   327                   448                     382
                                                                       -----                 -----                   -----
                Total expenses                                           904                 1,260                     482
                                                                       -----                 -----                   -----
                Income before
                  income taxes                                         6,874                 6,674                   8,091

      Income tax benefit                                                 279                   405                      75
                                                                       -----                 -----                   -----

                Net income                                           $ 7,153               $ 7,079                 $ 8,166
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

                                                                                                                  (Continued)
                                                                                                                  -----------

                                                  FIRST M & F CORPORATION AND SUBSIDIARY

                                                Notes to Consolidated Financial Statements
                                                     (In Thousands, Except Share Data)

Note 20:  (Continued)

---------------------

                                                         STATEMENTS OF CASH FLOWS

                                                                       2001                  2000                    1999
                                                                       ----                  ----                    ----

Cash flows from operating activities:
  Net income                                                         $ 7,153               $ 7,079                $  8,166
  Adjustments to reconcile net  income to net cash provided
    by operating activities:
    Equity in undistributed earnings of subsidiary                    (2,352)               (2,101)                      -
    Other, net                                                          136                    (85)                    (80)
                                                                      -----                  -----                  ------
          Net cash provided by operating activities                    4,937                 4,893                   8,086
                                                                       -----                 -----                  ------

Cash flows from investing activities:
  Cash paid related to prior year acquisitions                           (63)               (2,226)                      -
  Net cash used in acquisitions                                            -                     -                 (32,309)
  Dividends from prior earnings of banking subsidiary                      -                     -                  32,074
  Purchases of securities  available for sale                              -                     -                    (462)
  Sale of securities available for sale                                    -                     -                     833
                                                                       -----                 -----                  ------
          Net cash provided by (used in) investing activities            (63)               (2,226)                    136
                                                                       -----                 -----                  ------

Cash flows from financing activities:
  Increase (decrease) in notes payable                                (1,000)                  250                   9,015
  Cash dividends                                                      (4,615)               (4,626)                 (3,920)
  Common shares repurchased                                                -                (2,209)                 (8,514)
                                                                       -----                 -----                  ------
          Net cash used in financing activities                       (5,615)               (6,585)                 (3,419)
                                                                       -----                 -----                  ------

          Net increase (decrease) in cash                               (741)               (3,918)                  4,803

Cash at January 1                                                      1,008                 4,926                     123
                                                                       -----                 -----                  ------

Cash at December 31                                                  $   267               $ 1,008                $  4,926
                                                                       =====                 =====                  ======

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTSON
ACCOUNTING AND FINANCIAL DISCLOSURE

        There has been no change in accountants within the two year period ended December 31, 2001.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information concerning directors and executive officers of the registrant is incorporated by reference and contained in the Proxy material on Page 6 and following.

EXECUTIVE COMPENSATION

        Information concerning executive compensation is incorporated by reference and contained in the Proxy material on Page 6.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERSAND
MANAGEMENT

        Information concerning security ownership of owners and management is incorporated by reference and contained in the Proxy material on Page 3 and following.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information concerning certain relationships and related transactions is incorporated by reference and contained in the Proxy material on Page 9.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
REPORTS ON FORM 8-K

Financial Statements and Exhibits

        The following financial statements included under the heading "Financial Statements and Supplementary Data" are included in this report:

         (a)      Independent Auditors' Report
         (b)      Consolidated Statements of Condition - December 31, 2001 and 2000
         (c)      Consolidated Statements of Income - Years Ended December 31, 2001, 2000 and 1999
         (d)      Consolidated Statements of Comprehensive Income - Years Ended December 31, 2001, 2000 and 1999
         (e)      Consolidated Statements of Stockholders' Equity - Years Ended December 31, 2001, 2000, and 1999
         (f)      Consolidated Statements of Cash Flows - Years Ended December 31, 2001, 2000 and 1999
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

FIRST M & F CORPORATION

BY:                                                                 BY:
    -----------------------------------------                           -----------------------------------------------------------
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

DATE:  4/1/02
      --------------------------                             ----------------------------------------------------------------------
                                                             Hugh S. Potts, Jr., Director

DATE:   4/1/02
      --------------------------                             ----------------------------------------------------------------------
                                                             Scott M. Wiggers, Director

DATE:    4/1/02
      --------------------------                             ----------------------------------------------------------------------
                                                             Jon A. Crocker, Director

DATE:    4/1/02
      --------------------------                             ----------------------------------------------------------------------
                                                             Charles T. England, Director

DATE:    4/1/02
      --------------------------                             ----------------------------------------------------------------------
                                                             Toxey Hall, III, Director

DATE:    4/1/02
      --------------------------                             ----------------------------------------------------------------------
                                                             Barbara K. Hammond, Director

DATE:    4/1/02
      --------------------------                             ----------------------------------------------------------------------
                                                             Charles V. Imbler, Sr., Director

DATE:    4/1/02
      --------------------------                             ----------------------------------------------------------------------
                                                             James F. Ingram, Director

DATE:
      --------------------------                             ----------------------------------------------------------------------
                                                             Joe Ivey, Director

DATE:
      --------------------------                             ----------------------------------------------------------------------
                                                             R. Dale McBride, Director

DATE:
      --------------------------                             ----------------------------------------------------------------------
                                                             Susan P. McCaffery, Director

DATE:
      --------------------------                             ----------------------------------------------------------------------
                                                             Otho E. Pettit, Jr., Director

DATE:
      --------------------------                             ----------------------------------------------------------------------
                                                             Charles W. Ritter, Jr., Director

DATE:
      --------------------------                             ----------------------------------------------------------------------
                                                             L. F. Sams, Jr., Director

DATE:
      --------------------------                             ----------------------------------------------------------------------
                                                             Michael W. Sanders, Director

DATE:
      --------------------------                             ----------------------------------------------------------------------
                                                             W. C. Shoemaker, Director

DATE:
      --------------------------                             ----------------------------------------------------------------------
                                                             James I. Tims, Director

DATE:
      --------------------------                             ----------------------------------------------------------------------
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