Form 10-Q
period 2002-03-31
FIRST M&F CORP/MS
filed 2002-05-15
CIK 320387

                              FIRST M & F CORPORATION

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20459

                                     FORM 10-Q

                Quarterly Report Under Section 13 or 15 (d) of the
                          Securities Exchange Act of 1934

For the quarter ended March 31, 2002              Commission File Number 0-9424

                               FIRST M & F CORPORATION
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)

                     Mississippi                         64-0636653
          -------------------------------           -------------------
          (State or other jurisdiction of            (I.R.S. Employer
          incorporation of organization)            Identification No.)

             134 West Washington Street
               Kosciusko, Mississippi                      39090
       ---------------------------------------            --------
       Address of Principal Executive Officers            Zip Code

                                  (662) 289-5121
                           -----------------------------
                           Registrant's telephone number

               221 East Washington Street, Kosciusko, Mississippi
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

            Class                              Outstanding at April 30, 2002
            -----                              -----------------------------

Common stock ($5.00 par value)                       4,614,784 shares

                      FIRST M & F CORPORATION AND SUBSIDIARY

                                     FORM 10-Q

                                     CONTENTS
                                     --------

                                                                     Page
                                                                     ----

PART I:  FINANCIAL INFORMATION                                          3
  Item 1 - Financial Statements (unaudited):
             Consolidated Statements of Condition                       4
             Consolidated Statements of Income                        5-6
             Consolidated Statements of Comprehensive Income            7
             Consolidated Statements of Stockholders' Equity            8
             Consolidated Statements of Cash Flows                   9-10
             Notes to Consolidated Financial Statements             11-12
             Independent Accountants' Review Report                    13

  Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations          14-17

  Item 3 - Quantitative and Qualitative Disclosures About
              Market Risk                                              18

PART II:  OTHER INFORMATION
  Item 1 - Legal Proceedings                                           19
  Item 2 - Changes in Securities                                       19
  Item 3 - Defaults upon Senior Securities                             19
  Item 4 - Submission of Matters to a Vote of Security
             Holders                                                   19
  Item 5 - Other Information                                           19
  Item 6 - Exhibits and Reports on Form 8-K                            19
  Exhibit 11 - Computation of Earnings Per Share                       20

SIGNATURE                                                              21

PART I: FINANCIAL INFORMATION

Item 1 - Financial Statements

                      FIRST M & F CORPORATION AND SUBSIDIARY

                       Consolidated Statements of Condition
                         (In Thousand, Except Share Data)

                                                    (Unaudited)
                                                     March 31,      December 31,
                   Assets                              2002             2001 (1)
                   ------                           -----------     ------------

Cash and due from banks                             $    25,728     $    40,945
Interest bearing bank balances                            8,505           3,088
Federal funds sold                                       14,500           2,600
Securities available for sale (amortized
  cost of $265,288 and $247,456)                        267,200         250,436

Loans                                                   657,550         661,282
  Allowance for loan losses                              (9,063)         (8,426)
                                                      ---------       ---------
          Net loans                                     648,487         652,856
                                                      ---------       ---------

Bank premises and equipment                              21,413          21,651
Accrued interest receivable                               7,714           7,863
Other real estate                                         1,268           1,077
Intangible assets                                        16,967          17,000
Other assets                                             22,115          20,793
                                                      ---------       ---------

                                                    $ 1,033,897     $ 1,018,309
                                                      =========       =========

     Liabilities and Stockholders' Equity
     ------------------------------------

Liabilities:
  Deposits:
    Non-interest bearing                            $   107,379     $   108,745
    Interest bearing                                    724,213         707,872
                                                      ---------       ---------
          Total deposits                                831,592         816,617
                                                      ---------       ---------

  Federal funds and repurchase agreements                20,707          16,458
  Other borrowings                                       72,274          73,635
  Accrued interest payable                                2,681           2,960
  Other liabilities                                       5,132           7,719
                                                      ---------       ---------
          Total liabilities                             932,386         917,389
                                                      ---------       ---------

Noncontrolling joint venture interest                       956             857
                                                      ---------       ---------

Stockholders' equity:
  Common stock of $5.00 par value.  15,000,000
    shares authorized; 4,614,784 shares issued
    and outstanding                                      23,074          23,074
  Additional paid-in capital                             33,876          33,876
  Retained earnings                                      43,116          41,960
Accumulated other comprehensive income                      489           1,153
                                                      ---------       ---------
          Net stockholders' equity                      100,555         100,063
                                                      ---------       ---------

                                                    $ 1,033,897     $ 1,018,309
                                                      =========       =========

The accompanying notes are an integral part of these financial statements.

(1)  Derived from audited financial statements.

                      FIRST M & F CORPORATION AND SUBSIDIARY

                         Consolidated Statements of Income
                         (In Thousands, Except Share Data)
                                   (Unaudited)

                                                     Three Months Ended March 31,
                                                     ----------------------------
                                                       2002             2001
                                                       ----             ----

Interest income:
  Interest and fees on loans                         $ 12,336        $ 14,032
  Taxable investments                                   2,543           3,099
  Tax exempt investments                                  682             675
  Federal funds sold                                       76             273
  Interest bearing bank balances                           42             147
                                                       ------          ------
          Total interest income                        15,679          18,226
                                                       ------          ------

Interest expense:
  Deposits                                              5,634           8,768
  Short-term borrowings                                   172             152
  Other borrowings                                        813           1,575
                                                       ------          ------
          Total interest expense                        6,619          10,495
                                                       ------          ------

          Net interest income                           9,060           7,731
Provision for loan losses                               1,200             900
                                                       ------          ------
          Net interest income after provision
            for loan losses                             7,860           6,831
                                                       ------          ------

Non interest income:
  Service charges on deposits                           1,696           1,677
  Mortgage banking income                                 252             194
  Agency commission income                                770             730
  Other fee income                                        217             238
  Gains on AFS investments                                  1             313
  Other income                                            337             564
                                                       ------          ------
          Total non interest income                     3,273           3,716
                                                       ------          ------

                                                                    (Continued)
                                                                    -----------

                      FIRST M & F CORPORATION AND SUBSIDIARY

                         Consolidated Statements of Income
                         (In Thousands, Except Share Data)
                                   (Unaudited)

                                                     Three Months Ended March 31,
                                                     ----------------------------
                                                       2002             2001
                                                       ----             ----

Non interest expenses:
  Salaries and employee benefits                       $4,355          $3,984
  Net occupancy expense                                   497             465
  Equipment and data processing expenses                  902             903
  Intangible asset amortization                            33             343
  Other expenses                                        2,141           2,042
                                                       ------          ------
          Total non interest expenses                   7,928           7,737
                                                       ------          ------

          Income before income taxes                    3,205           2,810
Income taxes                                              896             870
                                                       ------          ------

          Net income                                  $ 2,309         $ 1,940
                                                       ======          ======

Earnings per share
Basic                                                 $  0.50         $  0.42
Diluted                                                  0.50            0.42
                                                       ======          ======

The accompanying notes are an integral part of these financial statements.

                      FIRST M & F CORPORATION AND SUBSIDIARY

                  Consolidated Statements of Comprehensive Income
                        (In Thousands, Except Share Data)
                                   (Unaudited)

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                      2002           2001
                                                      ----           ----

Net income                                          $ 2,309        $ 1,940
                                                      -----          -----

Other comprehensive income:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses), net of
      taxes of $394 and $783                          (663)          1,317
    Plus (minus) reclassification adjustment
      for (gains) losses included in net income,
      net of taxes of $0 and $117                       (1)           (196)
                                                     -----           -----
          Other comprehensive income                  (664)          1,121
                                                     -----           -----

          Total comprehensive income               $ 1,645         $ 3,061
                                                     =====           =====

The accompanying notes are an integral part of these financial statements.

                                   FIRST M & F CORPORATION AND SUBSIDIARY

                             Consolidated Statements of Stockholders' Equity
                                   (In Thousands, Except Share Data)
                                               (Unaudited)

                                                                   Accumulated
                                      Additional                      Other
                           Common      Paid-In       Retained     Comprehensive
                           Stock       Capital       Earnings        Income           Total
                           ------     ----------     --------     -------------       -----

January 1, 2001          $ 23,074       $ 33,876      $ 39,422       $   571        $ 96,943

Net income                      -              -         1,940             -           1,940

Cash dividends ($.25
  per share)                    -              -        (1,154)            -          (1,154)

Net change                      -              -             -         1,121           1,121
                           ------         ------        ------         -----          ------

March 31, 2001           $ 23,074       $ 33,876      $ 40,208       $ 1,692        $ 98,850
                           ======         ======        ======         =====          ======

January 1, 2002          $ 23,074       $ 33,876      $ 41,960       $ 1,153       $ 100,063

Net income                      -              -         2,309             -           2,309

Cash dividends ($.25
per share)                      -              -        (1,153)            -          (1,153)

Net change                      -              -             -          (664)           (664)
                           ------         ------        ------         -----         -------

March 31, 2002           $ 23,074       $ 33,876      $ 43,116       $   489       $ 100,555
                           ======         ======        ======         =====         =======

The accompanying notes are an integral part of these financial statements.

                            FIRST M & F CORPORATION AND SUBSIDIARY

                            Consolidated Statements of Cash Flows
                              (In Thousands, Except Share Data)
                                        (Unaudited)

                                                      Three Months Ended March 31,
                                                      ----------------------------
                                                          2002            2001
                                                          ----            ----

Cash flows from operating activities:
  Net income                                             $2,309          $1,940
  Adjustments to reconcile net income to cash
    provided by operating activities:
    Depreciation and amortization                           501             782
    Provision for loan losses                             1,200             900
    Net investment amortization                             179              68
    Gain on AFS investments                                  (1)           (313)
    Deferred income taxes                                  (439)            162
    (Increase) decrease in:
      Accrued interest receivable                           148             561
      Cash surrender value of bank owned life
        insurance                                          (162)           (171)
    Increase (decrease) in:
      Accrued interest payable                             (279)            127
      Income taxes payable                               (3,054)              -
    Other, net                                             (730)            469
                                                         ------          ------

          Net cash provided by (used in) operating
            activities                                     (328)          4,525
                                                         ------          ------

Cash flows from investing activities:
  Purchases of securities available for sale            (41,493)        (16,568)
  Sales of securities available for sale                    500          11,794
  Maturities of securities available for sale            23,887          26,494
  Net (increase) decrease in:
    Interest bearing bank balances                       (5,417)         20,432
    Federal funds sold                                  (11,900)        (36,600)
    Loans                                                 2,855         (10,227)
    Bank premises and equipment                            (227)         (1,242)
  Proceeds from sales of other real estate and
    other repossessed assets                                251             329
  Net cash paid for current year acquisitions                 -             (60)
  Net cash paid related to prior year acquisitions           (1)            (15)
                                                         ------          ------

          Net cash used in investing activities         (31,545)         (5,663)
                                                         ------          ------

                                                                    (Continued)
                                                                    -----------

                            FIRST M & F CORPORATION AND SUBSIDIARY

                            Consolidated Statements of Cash Flows
                              (In Thousands, Except Share Data)
                                        (Unaudited)

                                                      Three Months Ended March 31,
                                                      ----------------------------
                                                          2002            2001
                                                          ----            ----

Cash flows from financing activities:
  Net increase (decrease) in:
    Non-interest bearing deposits                      $ (1,366)       $ 12,917
    Interest bearing deposits                            16,341          12,646
    Securities sold under agreements to
      repurchase and other short-term borrowings          4,249          (9,560)
  Repayments of other borrowings                         (1,414)        (13,595)
  Cash dividends                                         (1,154)         (1,154)
                                                         ------          ------

          Net cash provided by financing
            activities                                   16,656           1,254
                                                         ------          ------

          Net increase (decrease) in cash and
            due from banks                              (15,217)            116

Cash and due from banks at January 1                     40,945          31,484
                                                         ------          ------

Cash and due from banks at March 31                    $ 25,728        $ 31,600
                                                         ======          ======

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements of First M & F Corporation include the financial statements of Merchants & Farmers Bank, a wholly owned subsidiary, and the Bank’s wholly owned subsidiaries, First M & F Insurance Co., M & F Financial Services, Inc., M & F Bank Securities Corporation, M & F Insurance Group, Inc. and the Bank’s 51% owned accounts receivable financing joint venture. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

Note 2: Statements of Cash Flows

During the three months ended March 31, 2002 and 2001, the Company had the following payments:

                                                    2002            2001
                                                    ----            ----

      Interest                                    $ 6,899        $ 10,368
      Income taxes                                  4,332              20
                                                    =====          ======

Note 3:Accounting Changes

In July, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 141, “Business Combinations”, and SFAS 142, “Goodwill and Other Intangible Assets”. These statements make significant changes to the accounting for business combinations, goodwill and other intangible assets. SFAS 141, which replaces APB Opinion 16, eliminates the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. In addition, it establishes criteria for recognition of indefinite lived intangible assets separately from goodwill. SFAS 141 is effective for business combinations completed after June 30, 2001, and will impact future acquisitions by the Company.

                                                                 (Continued)
                                                                 -----------

FIRST M & F CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3:(Continued)

With the adoption of SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized. Instead they are reviewed for impairment at least annually or when certain indicators are encountered to determine if they should be written down with an accompanying charge to earnings. At March 31, 2002, the Company had no indefinite lived intangible assets other than goodwill. Intangible assets, such as core deposit intangibles and customer renewal lists, with a determinable useful life will continue to be amortized over their respective useful lives. The Company has adopted SFAS 142 effective on January 1, 2002. The non-amortization provisions were effective immediately for goodwill.

The transition impairment test was performed on the goodwill that resides in two components of the Company. Those two components were Community Banking and Insurance Agency Operations. The net worth of both components was calculated from the cash flows of the operations using no growth assumptions and market discount rates prevalent for community banking and insurance agency entities. The market values of both components were higher than their book values. Therefore, no impairment charge was necessary. The full effect of adopting SFAS 142 is expected to result in an increase in net income of approximately $1.2 million or $.26 per share in 2002. The following table summarizes the effect of the application of SFAS 142 on current earnings as compared to last year’s earnings.

                                            March 31,   December 31,   March 31,
                                              2002          2001         2001
                                            ---------   ------------   --------

Goodwill                                    $ 16,348     $ 16,348      $ 17,247
Core deposit intangibles                         141          162           251
Renewal list intangibles                         478          490           530
                                              ------       ------        ------

    Total intangible assets                 $ 16,967     $ 17,000      $ 18,028
                                              ======       ======        ======

                                                        Year to Date
                                            ------------------------------------
                                            March 31,   December 31,   March 31,
                                              2002          2001         2001
                                            ---------   ------------   --------

Net income, as reported                      $ 2,309      $ 7,153       $ 1,940
Goodwill amortization                              -        1,199           300
                                               -----        -----         -----

    Adjusted net income                      $ 2,309      $ 8,352       $ 2,240
                                               =====        =====         =====

Earnings per share as reported                 $ .50       $ 1.55         $ .42
Adjusted earnings per share                      .50         1.81           .49
                                                 ===         ====           ===

Independent Accountants’ Review Report

The Board of Directors
First M & F Corporation
Kosciusko, Mississippi

We have reviewed the accompanying consolidated statement of condition of First M & F Corporation and subsidiary as of March 31, 2002, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of condition of First M & F Corporation and subsidiary as of December 31, 2001, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein) and in our report dated February 8, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of condition as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.

Ridgeland, Mississippi
May 8, 2002

FIRST M & F CORPORATION

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following provides a narrative discussion and analyses of significant changes in the Company’s results of operations and financial condition. This discussion should be read in conjunction with the interim consolidated financial statements and supplemental financial data presented elsewhere in this report.

Certain of the information included in this discussion contains forward looking financial data and information that is based upon management’s belief as well as certain assumptions made by, and information currently available to management. Specifically, this discussion includes statements with respect to the adequacy of the reserve for loan losses; the effect of legal proceedings against the Company’s financial condition, results of operations and liquidity; and market risk disclosures. Should one or more of these risks materialize or the assumptions prove to be significantly different, actual results may vary from those estimated, anticipated, projected or expected.

Financial Summary

Net income for the first three months of 2002 was $2.309 million, or $.50 per basic and diluted share as compared to $1.940 million, or $.42 per basic and diluted share for the same period in 2001. The increase in earnings per share was due primarily to a higher net interest margin in the first quarter of 2002 than in 2001. The net interest margin for the first quarter of 2002 was 4.02% as compared to 3.56% for the same period in 2001. The efficiency ratio for 2002 improved to 62.08% from 65.10% in the first quarter of 2001. Annualized non-interest revenues were at 1.26% of average assets for 2002 as compared to 1.47% in 2001. Annualized non-interest expenses were 3.05% of average assets compared to 3.07% in 2001. Return on assets for the first quarter of 2002 was .89%, while the return on equity was 8.90%. Return on assets for the first quarter of 2001 was .77%, while the return on equity was 7.90%.

Net Interest Income

Net interest income for the first three months of 2002 was $9.060 million as compared to $7.731 million for the same period in 2001. Earning asset yields were 6.82% in 2002 as compared to 8.13% in 2001. However, funding costs decreased to 3.23% in 2002 from 5.14% in 2001. Average earning assets were $945.612 million in the first quarter of 2002 as compared to $917.978 million in the same period of 2001. Average loans as a percentage of earning assets were 68.74% in 2002 as compared to 69.02% in 2001. Average interest bearing liabilities were $820.174 million in the first quarter of 2002 as compared to $817.254 million in the same period in 2001. Average non-interest bearing deposits were $106.132 million in the first quarter of 2002 as compared to $86.193 million for the same period in 2001.

Provision for Loan Losses

The provision for loan losses for the first three months of 2002 was $1.200 million as compared to $900 thousand for the first three months of 2001. This increase was due to an increase in accruals starting in May, 2001 to cover a single customer loan loss of approximately $2,000,000. The allowance for loan losses as a percentage of loans was 1.27% at December 31, 2001 and 1.38% at March 31, 2002. Nonaccrual loans and 90 days past due accruing loans as a percentage of loans outstanding was .44% at March 31, 2002 as compared to .57% at December 31, 2001 and .37% at March 31, 2001. Annualized net charge-offs as a percentage of average loans were ..34% for the first three months of 2002 as compared to .69% for the year ended December 31, 2001.

FIRST M & F CORPORATION

Non Interest Income

Non-interest income, excluding securities transactions, for the first three months of 2002 was $3.273 million as compared to $3.716 million in 2001. The decrease was primarily attributable to a decrease in the profit sharing revenues of the insurance agencies from $244 thousand in 2001 to $16 thousand in 2002. The decreased company profit sharing was due to claims from significant storm damage that occurred in 2001. Commission revenues in the agencies were up by 5.37% in 2002 as compared to 2001. Mortgage banking revenues were up by 29.92% from 2001 to 2002, due primarily to the favorable interest rate environment.

The Company also had approximately $300,000 in securities gains in 2001 brought about from the selling of certain mortgage-backed securities and reinvesting the proceeds in securities to be used as collateral to borrow $10,000,000 through a repurchase arrangement. The proceeds were used to pay down FHLB borrowings in 2001, and subsequently reduced the Company’s cost of borrowing.

Non Interest Expense

Non interest expenses increased by 2.46% in the first three months of 2002 as compared to the same period in 2001. Salary and benefit expenses were up due primarily to increased benefit plan expenses. The number of full-time equivalent employees in the Company was 404 at March 31, 2002 as compared to 418 at December 31, 2001 and 422 at March 31, 2001. Intangible expense amortization was down by $310 thousand from March 31, 2001 due to the elimination of goodwill amortization. Annualized non-interest expenses as a percentage of average assets were 3.05% for the first quarter of 2002 as compared to 3.18% for the year 2001 and 3.07% for the first quarter of 2001. The Company’s efficiency ratio was 62.08% for the first quarter of 2002 as compared to 66.15% for the year 2001 and 65.10% for the first quarter 2001.

The following table reflects the components of other non-interest expenses (in thousands):

                                                      March 31,       March 31,
                                                        2002            2001
                                                      ---------       ---------

Telecommunications                                     $   188         $   197
Postage and shipping                                       153             167
Supplies                                                   159             172
Marketing and advertising                                  147             146
Foreclosed property                                         64              50
Goodwill amortization                                        -             300
Other intangible amortization                               33              43
Other expenses                                           1,430           1,310
                                                         -----           -----

                                                       $ 2,174         $ 2,385
                                                         =====           =====

FIRST M & F CORPORATION

Income Taxes

Income taxes for the first quarter of 2002 were $26 thousand higher than in the same period 2001. The effective tax rate for the first quarter of 2002 was 27.95% as compared to 30.96% in the first quarter of 2001. The primary difference in the effective rates is due to the higher amount of non-deductible interest in 2001 related to the funding of tax-exempt investments.

Assets and Liabilities

Assets were up by 1.53% from December 31, 2001 and up by .82% from March 31, 2001. Loans fell by .56% in the first three months of 2002 and grew by 2.36% from March 31, 2001. Investments grew by 6.69% in the first three months of 2002, funded primarily by deposit growth. Loan demand was weak during 2001 and continued to remain soft into 2002. Loans as a percentage of assets were 63.60% at March 31, 2002 as compared to 64.94% at December 31, 2001 and 62.65% at March 31, 2001.

Deposits grew by 1.83% in the first three months of 2002 and by 2.18% from March 31, 2001. NOW and money market deposits grew by $41.597 million in the first quarter of 2002, with much of this growth occurring in municipal deposit accounts. Certificates of deposit decreased by almost $30 million in the first quarter, due primarily to the low interest rate environment. Municipal deposits, dominated by tax receipts, should move back out by the end of June. Other NOW and money market deposits will probably remain at current levels until higher interest rates make reinvestment more attractive.

Equity

The Company’s regulatory capital ratios at March 31, 2002, as shown below are in excess of the minimum requirements and qualify the institution as “well capitalized” under the risk-based capital regulations.

                                                                   ($ in thousands)
                                                                   ----------------

  Tier 1 capital                                                        $ 84,054
  Tier 2 capital                                                           8,496
                                                                          ------

      Total risk-based capital                                          $ 92,550
                                                                          ======

  Risk weighted assets                                                 $ 676,461
                                                                         =======

  Total risk-based capital ratio                                           13.68%
                                                                           =====

  Leverage ratio                                                            8.22%
                                                                            ====

The total risk-based capital ratio for the Bank was 14.71% with a leverage ratio of 8.86%. The dividend payout ratio for the first three months of 2002 was 50.00% based upon a quarterly dividend of $.25 per share. The book value of the stock at March 31, 2002 was $21.79, with a traded market value of $23.50 per share.

FIRST M & F CORPORATION

Interest Rate Risk and Liquidity Management

Responsibility for managing the Company’s program for controlling and monitoring interest rate and liquidity risk and for maintaining income stability, given the Company’s exposure to changes in interest rates, is vested in the asset/liability committee. Appropriate policy and guidelines, approved by the board of directors, govern these actions. Monitoring is primarily accomplished through weekly reviews and analysis of asset and liability repricing opportunities, market conditions and expectations for the economy. Cash flow analyses are also used to project short-term interest rate risks and liquidity risks. Management believes, at March 31, 2002, there is adequate flexibility to alter the current rate and maturity structures as necessary to minimize the exposure to changes in interest rates, should they occur. The Company is currently in a neutral gap position for assets and liabilities repricing within the next year.

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

Credit Risk Management

The Company measures and monitors credit quality on an ongoing basis through credit committees and the loan review process. Credit standards are approved by the Board with their adherence monitored during the lending process as well as through subsequent loan reviews. The Company strives to minimize risk through the diversification of the portfolio geographically within Mississippi as well as by loan purpose and collateral.

The adequacy of the allowance for loan loss is monitored quarterly with provision accruals approved by the Board. Allowance adequacy is dependent on loan classifications by external examiners as well as by internal loan review personnel, past due loans, loan growth and loss history. The allowance as a percentage of loans at March 31, 2002 is comparable to other peer banks.

The following table shows non-performing loans and other assets of the Company.

                                      March 31,    December 31,     March 31,
                                        2002           2001           2001
                                      ---------    ------------     ---------

(Amounts in Thousands)
Nonaccrual loans                       $ 1,406        $ 1,825        $ 1,712
90 Day past due loans                    1,514          1,958            662
                                         -----          -----          -----
Total non-performing loans               2,920          3,783          2,374
Other real estate                        1,268          1,077          1,226
                                         -----          -----          -----

Total non-performing assets            $ 4,188        $ 4,860        $ 3,600
                                         =====          =====          =====

Non-performing loans to loans              .44%           .57%           .37%
Non-performing assets to assets            .41%           .48%           .35%
                                           ===            ===            ===

FIRST M & F CORPORATION

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market risk reflects the risk of economic loss resulting from changes in interest rates and market prices. This risk of loss can be reflected in either reduced potential net interest income in future periods or diminished market values of financial assets.

The Company’s market risk arises primarily from interest rate risk, which the asset/liability management committee monitors and manages on a monthly basis. The committee manages the interest rate risks inherent in the loan, investment, deposit and borrowing portfolios of the Company. The asset/liability management committee determines the risk profile of the Company and determines strategies to maintain interest rate sensitivity at a low level. As of March 31, 2002 the institution was in a positive repricing gap position of approximately 1.31% of assets.

Interest rate shock analysis shows that the Company will experience a 3 basis point decrease over 12 months in its net interest margin with an immediate and sustained 100 basis point decrease in interest rates. An immediate and sustained increase in interest rates of 100 basis points will result in a 2 basis point increase in the interest margin. The sensitivity of loan prices and the lack of sustainable deposit cost decreases are the primary drivers behind these simulation results.

An analysis of the change in market value of equity shows how an interest rate shock will affect the difference between the market value of assets and the market value of liabilities. With all financial instruments being stated at market value, the ratio of the market value of equity to the market value of assets will fall by 80 basis points with an immediate and sustained increase in interest rates of 100 basis points. The ratio of the market value of equity to the market value of assets will increase by 60 basis points with an immediate and sustained decrease in interest rates of 100 basis points.

The Company has off balance sheet risks to the extent that it has made lending or investment purchase commitments. Total outstanding and unused loan commitments at March 31, 2002, were $83.543 million with $30.858 million of those commitments maturing in over one (1) year. The Company monitors these commitments with respect to credit quality as well as funding-related risks.

FIRST M & F CORPORATION

PART II: OTHER INFORMATION

Item 1 - Legal Proceedings

There has been a trend toward increased litigation against financial services companies arising out of consumer lending and other consumer financial transactions, especially in Mississippi. Some of these actions have resulted in large settlements or substantial damage awards.

Some of the Company’s subsidiaries are subject to similar cases that seek substantial damages for claims arising out of transactions that involve relative small amounts of money. While the allegations vary from case to case, in general they allege that loans were originated or renewed in a way that the borrowers were improperly sold insurance products, such as credit life insurance. The Company has denied these allegations and will vigorously defend the claims.

The number of these lawsuits filed against the Company’s subsidiaries increased during 2001 and the first quarter of 2002. Similarly, the number of plaintiffs participating in these lawsuits has increased significantly. Management has no reason to know whether these trends will continue. It is not possible to determine with any certainty at this point in time the potential exposure related to damages in connection with these suits. Future legislation and court decisions may limit the amount of damages that can be recovered in legal proceedings. However, management cannot predict at this time whether such legislation and court decisions will occur or the effect they may have on cases involving our subsidiaries.

Additionally, the Company and its subsidiaries are defendants in various other lawsuits arising out of the normal course of business. In the opinion of management, the ultimate resolution of this category of claims should not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 2 - Changes in Securities

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

Exhibit 11 - Statement of computation of earnings per share

FIRST M & F CORPORATION

Exhibit 11 - Computation of Earnings Per Share

                                                    Three Months Ended March 31,
                                                    ---------------------------
                                                       2002             2001
                                                       ----             ----

Net income                                         $ 2,309,448      $ 1,940,030
                                                     =========        =========

Weighted average shares outstanding                  4,614,784        4,614,784
Add dilutive effect of outstanding options                   -                -
                                                     ---------        ---------

        Adjusted diluted shares outstanding          4,614,784        4,614,784
                                                     =========        =========

Earnings per share:
  Basic                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                   $ .50           $ .42
Diluted                                                    .50              .42
                                                           ===              ===

FIRST M & F CORPORATION

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST M & F CORPORATION
----------------------------
      (Registrant)

DATE:  May 14, 2002                        /s/ Hugh S. Potts, Jr.
                                           ------------------------------------
                                           Hugh S. Potts, Jr.
                                           Chairman and Chief Executive Officer

DATE:  May 14, 2002                        /s/ Robert C. Thompson, III
                                           ------------------------------------
                                           Robert C. Thompson, III
                                           Executive Vice President and
                                           Chief Financial Officer