Form 10-Q
period 2002-06-30
FIRST M&F CORP/MS
filed 2002-08-14
CIK 320387

                              FIRST M & F CORPORATION

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20459

                                     FORM 10-Q

                Quarterly Report Under Section 13 or 15 (d) of the
                          Securities Exchange Act of 1934

For the quarter ended June 30, 2002                Commission File Number 0-9424

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

                              Yes   X       No
                                  -----        -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at July 31, 2002
            -----                              ----------------------------

Common stock ($5.00 par value)                       4,614,784 shares

                      FIRST M & F CORPORATION AND SUBSIDIARY

                                     FORM 10-Q

                                     CONTENTS
                                     --------

                                                                     Page
                                                                     ----

PART I:  FINANCIAL INFORMATION                                          3
  Item 1 - Financial Statements (unaudited):
             Consolidated Statements of Condition                       4
             Consolidated Statements of Income                          5
             Consolidated Statements of Comprehensive Income            6
             Consolidated Statements of Stockholders' Equity            7
             Consolidated Statements of Cash Flows                    8-9
             Notes to Consolidated Financial Statements             10-11
             Independent Accountants' Review Report                    12

  Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations          13-18

  Item 3 - Quantitative and Qualitative Disclosures About
             Market Risk                                               19

PART II:  OTHER INFORMATION
  Item 1 - Legal Proceedings                                           20
  Item 2 - Changes in Securities                                       20
  Item 3 - Defaults upon Senior Securities                             20
  Item 4 - Submission of Matters to a Vote of Security
             Holders                                                   20
  Item 5 - Other Information                                           21
  Item 6 - Exhibits and Reports on Form 8-K                            21

SIGNATURE                                                              22

EXHIBIT INDEX                                                          23

EXHIBITS
  Exhibit 11 - Computation of Earnings Per Share                       24
  Exhibit 99.1 - Chief Executive Officer Certification Under
                   Section 906 of Sarbanes-Oxley Act of 2002           25
  Exhibit 99.2 - Chief Financial Officer Certification Under
                   Section 906 of Sarbanes-Oxley Act of 2002           26

PART I: FINANCIAL INFORMATION

Item 1 - Financial Statements

                        FIRST M & F CORPORATION AND SUBSIDIARY

                         Consolidated Statements of Condition

                                                              (Unaudited)
                                                      June 30,      December 31,
                   Assets                               2002           2001 (1)
                   ------                            ----------     ------------

Cash and due from banks                             $    30,138     $    40,945
Interest bearing bank balances                            5,354           3,088
Federal funds sold                                       12,250           2,600
Securities available for sale (amortized
  cost of $257,184 and $247,456)                        263,526         250,436

Loans                                                   655,981         661,282
  Allowance for loan losses                              (9,851)         (8,426)
                                                      ---------       ---------
          Net loans                                     646,130         652,856
                                                      ---------       ---------

Bank premises and equipment                              21,208          21,651
Accrued interest receivable                               7,456           7,863
Other real estate                                         1,095           1,077
Intangible assets                                        16,935          17,000
Other assets                                             22,059          20,793
                                                      ---------       ---------

                                                    $ 1,026,151     $ 1,018,309
                                                      =========       =========

     Liabilities and Stockholders' Equity
     ------------------------------------

Liabilities:
  Deposits:
    Non-interest bearing                            $   104,902     $   108,745
    Interest bearing                                    718,644         707,872
                                                      ---------       ---------
          Total deposits                                823,546         816,617
                                                      ---------       ---------

  Federal funds and repurchase agreements                19,596          16,458
  Other borrowings                                       68,856          73,635
  Accrued interest payable                                2,336           2,960
  Other liabilities                                       6,800           7,719
                                                      ---------       ---------
          Total liabilities                             921,134         917,389
                                                      ---------       ---------

Noncontrolling joint venture interest                       509             857
                                                      ---------       ---------

Stockholders' equity:
  Common stock of $5.00 par value.  15,000,000
    shares authorized; 4,614,784 shares issued
    and outstanding                                      23,074          23,074
  Additional paid-in capital                             33,876          33,876
  Retained earnings                                      44,290          41,960
  Accumulated other comprehensive income                  3,268           1,153
                                                      ---------       ---------
          Net stockholders' equity                      104,508         100,063
                                                      ---------       ---------

                                                    $ 1,026,151     $ 1,018,309
                                                      =========       =========

The accompanying notes are an integral part of these financial statements.

(1)  Derived from audited financial statements.

                      FIRST M & F CORPORATION AND SUBSIDIARY

                         Consolidated Statements of Income
                        (In Thousands, Except Share Data)
                                   (Unaudited)

                               Three Months Ended June 30,    Six Months Ended June 30,
                               ---------------------------   --------------------------

                                     2002           2001           2002           2001
                                     ----           ----           ----           ----
Interest income:
  Interest and fees on loans      $ 11,976       $ 13,936       $ 24,312       $ 27,968
  Taxable investments                2,752          2,879          5,295          5,978
  Tax exempt investments               644            715          1,326          1,390
  Federal funds sold                    38            227            114            500
  Interest bearing bank
    balances                            33            118             75            265
                                    ------         ------         ------         ------
          Total interest income     15,443         17,875         31,122         36,101
                                    ------         ------         ------         ------

Interest expense:
  Deposits                           5,192          8,317         10,826         17,085
  Short-term borrowings                175            227            347            379
  Other borrowings                     807          1,248          1,620          2,823
                                    ------         ------         ------         ------
          Total interest expense     6,174          9,792         12,793         20,287
                                    ------         ------         ------         ------

          Net interest income        9,269          8,083         18,329         15,814
Provision for loan losses            1,280          1,115          2,480          2,015
                                    ------         ------         ------         ------
          Net interest income after
            provision for loan
            losses                   7,989          6,968         15,849         13,799
                                    ------         ------         ------         ------

Noninterest income:
  Service charges on deposits        1,810          1,740          3,506          3,417
  Credit insurance income               29             62             40            109
  Mortgage banking income              225            239            477            433
  Agency commission income             750            656          1,520          1,386
  Other fee income                     160            154            366            345
  Gains (losses) on AFS
    investments                         25             (2)            26            311
  Other income                         316            423            653            987
                                    ------         ------         ------         ------
          Total noninterest
            income                   3,315          3,272          6,588          6,988
                                    ------         ------         ------         ------

Noninterest expenses:
  Salaries and employee benefits     4,491          4,340          8,846          8,324
  Net occupancy expense                498            427            995            892
  Equipment and data processing
    expenses                           854            777          1,756          1,680
  Intangible asset amortization         32            342             65            685
  Other expenses                     2,203          2,169          4,344          4,211
                                    ------         ------         ------         ------
          Total noninterest
            expenses                 8,078          8,055         16,006         15,792
                                    ------         ------         ------         ------

          Income before income
            taxes                    3,226          2,185          6,431          4,995
Income taxes                           897            617          1,793          1,487
                                    ------         ------         ------         ------

          Net income               $ 2,329        $ 1,568        $ 4,638        $ 3,508
                                    ======         ======         ======         ======

Earnings per share:
Basic                               $ 0.50         $ 0.34         $ 1.00         $ 0.76
Diluted                               0.50           0.34           1.00           0.76
                                      ====           ====           ====           ====

The accompanying notes are an integral part of these financial statements.

                      FIRST M & F CORPORATION AND SUBSIDIARY

                  Consolidated Statements of Comprehensive Income
                        (In Thousands, Except Share Data)
                                   (Unaudited)

                               Three Months Ended June 30,    Six Months Ended June 30,
                               ---------------------------   --------------------------
                                     2002           2001           2002           2001
                                     ----           ----           ----           ----

Net income                        $ 2,329        $ 1,568        $ 4,638        $ 3,508
                                    -----          -----          -----          -----

Other comprehensive income (loss):
    Unrealized holding gains
      (losses) on securities,
       net of taxes of $1,650
       and $55 for the three
       months ended June 30,
       and $1,256 and $729 for
       the six months ended
       June 30                      2,794            (92)         2,131          1,225

    Plus (minus) reclassification
      adjustments for (gains)
      losses included in net
      income, net of taxes of
      $9 and $1 for the three
      months ended June 30 and
      $9 and $116 for the six
      months ended June 30            (15)             1            (16)          (195)
                                    -----          -----          -----          -----

          Other comprehensive
            income (loss)           2,779            (91)         2,115          1,030
                                    -----          -----          -----          -----

          Total comprehensive
            income                $ 5,108        $ 1,477        $ 6,753        $ 4,538
                                    =====          =====          =====          =====

The accompanying notes are an integral part of these financial statements.

                      FIRST M & F CORPORATION AND SUBSIDIARY

                  Consolidated Statements of Stockholders' Equity
                        (In Thousands, Except Share Data)
                                   (Unaudited)

                                                              Accumulated
                                   Additional                    Other
                        Common      Paid-In      Retained    Comprehensive
                        Stock       Capital      Earnings       Income         Total
                       --------    ----------    --------    -------------   --------

January 1, 2001        $ 23,074     $ 33,876     $ 39,422       $   571      $ 96,943

Net income                    -            -        3,508             -         3,508

Cash dividends ($.50
  per share)                  -            -       (2,308)            -        (2,308)

Net change                    -            -            -         1,030         1,030

June 30, 2001          $ 23,074     $ 33,876     $ 40,622       $ 1,601      $ 99,173

January 1, 2002        $ 23,074     $ 33,876     $ 41,960       $ 1,153     $ 100,063

Net income                    -            -        4,638             -         4,638

Cash dividends ($.50
per share)                    -            -       (2,308)            -        (2,308)

Net change                    -            -            -         2,115         2,115

June 30, 2002          $ 23,074     $ 33,876     $ 44,290       $ 3,268     $ 104,508

The accompanying notes are an integral part of these financial statements.

                      FIRST M & F CORPORATION AND SUBSIDIARY

                       Consolidated Statements of Cash Flows
                        (In Thousands, Except Share Data)
                                  (Unaudited)

                                                       Six Months Ended June 30,
                                                       -------------------------
                                                          2002            2001
                                                          ----            ----

Cash flows from operating activities:
  Net income                                             $4,638          $3,508
  Adjustments to reconcile net income to cash
    provided by operating activities:
    Depreciation and amortization                         1,015           1,508
    Provision for loan losses                             2,480           2,015
    Net investment amortization                             321             159
    Gain on sales of investments                            (26)           (311)
    Deferred income taxes                                (1,034)            809
    (Increase) decrease in:
      Accrued interest receivable                           407             282
      Cash surrender value of bank owned life
        insurance                                          (354)           (332)
    Increase (decrease) in:
      Accrued interest payable                             (624)           (440)
      Income taxes payable                               (3,274)            124
    Other, net                                              890             294
                                                         ------          ------

          Net cash provided by operating activities       4,439           7,616
                                                         ------          ------

Cash flows from investing activities:
  Purchases of securities available for sale            (45,120)        (39,104)
  Sales of securities available for sale                  1,537          11,794
  Maturities of securities available for sale            34,045          43,847
  Net (increase) decrease in:
    Interest bearing bank balances                       (2,266)         13,899
    Federal funds sold                                   (9,650)         (5,600)
    Loans                                                 3,416         (17,173)
    Bank premises and equipment                            (497)         (1,934)
Redemption of Federal Home Loan Bank stock                    -           4,116
  Proceeds from sales of other real estate
    and other repossessed assets                            916             632
  Net cash paid for current year acquisitions                 -             (60)
  Net cash paid related to prior year acquisitions            -             (53)
                                                         ------          ------

          Net cash provided by (used in) investing
            activities                                  (17,619)         10,364
                                                         ------          ------

                                                                   (Continued)
                                                                   -----------

                      FIRST M & F CORPORATION AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                        (In Thousands, Except Share Data)
                                 (Unaudited)

                                                       Six Months Ended June 30,
                                                       -------------------------
                                                          2002            2001
                                                          ----            ----

Cash flows from financing activities:
  Net increase (decrease) in:
    Non-interest bearing deposits                      $ (3,843)         $6,914
    Interest bearing deposits                            10,772          (3,234)
    Securities sold under agreements to
      repurchase and other short-term borrowings          3,138         (11,812)
  Repayments of other borrowings                         (4,886)        (10,072)
Distribution to noncontrolling joint venture
    interest                                               (500)              -
  Cash dividends                                         (2,308)         (2,308)
                                                         ------          ------

          Net cash provided by (used in)
            financing activities                          2,373         (20,512)
                                                         ------          ------

          Net decrease in cash and due from banks       (10,807)         (2,532)

Cash and due from banks at January 1                     40,945          31,484
                                                         ------          ------

Cash and due from banks at June 30                     $ 30,138        $ 28,952
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
    Corporation, M & F Insurance Group, Inc. and the Bank's 51% owned accounts receivable financing joint venture.  For further information, refer to the consolidated financial statements and footnotes thereto included in the
    Company's annual report on Form 10-K for the year ended December 31, 2001.

Note 2:  Statements of Cash Flows
---------------------------------

  During the six months ended June 30, 2002 and 2001, the Company had the following payments:

                                                     2002           2001
                                                     ----           ----

      Interest                                    $ 13,417       $ 20,727
      Income taxes                                   5,067          1,187
                                                    ======         ======

Note 3:Accounting Changes
-------------------------

  In July, 2001, the  Financial Accounting  Standards Board issued  Statement of
    Financial Accounting Standards (SFAS) 141, "Business Combinations", and SFAS
    142, "Goodwill and Other Intangible Assets".  These statements make significant changes to the accounting for business combinations, goodwill and other intangible assets.  SFAS 141, which replaces APB Opinion 16, eliminates the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001.  In addition, it establishes criteria for recognition of indefinite lived intangible assets separately from goodwill.  SFAS 141 is effective for business combinations completed after June 30, 2001, and will impact future acquisitions by the Company.

                                                                 (Continued)
                                                                 -----------

                      FIRST M & F CORPORATION AND SUBSIDIARY

                    Notes to Consolidated Financial Statements
                        (In Thousands, Except Share Data)
                                 (Unaudited)

Note 3:(Continued)
------------------

  With the adoption of SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized.  Instead they are reviewed for impairment at least annually or when certain indicators are encountered to determine if they should be written down with an accompanying charge to earnings.  At June 30, 2002, the
    Company had no indefinite lived intangible assets other than goodwill.
    Intangible assets, such as core deposit intangibles and customer renewal lists, with a determinable useful life will continue to be amortized over their respective useful lives.  The Company adopted SFAS 142 effective on January 1,
    2002.  The non-amortization provisions were effective immediately for goodwill.

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
    Therefore, no impairment charge was necessary.  The full effect of adopting SFAS
    142 is expected to result in an increase in net income of approximately $1.2 million or $.26 per share in 2002.  The following table summarizes the effect of the application of SFAS 142 on current earnings as compared to last year's earnings.

                                            June 30,   December 31,    June 30,
                                              2002         2001          2001
                                            --------   ------------    --------

Goodwill                                    $ 16,348     $ 16,348      $ 16,947
Core deposit intangibles                         122          162           221
Renewal list intangibles                         465          490           517
                                              ------       ------        ------

    Total intangible assets                 $ 16,935     $ 17,000      $ 17,685
                                              ======       ======        ======

                                                        Year to Date
                                            ------------------------------------
                                            June 30,   December 31,    June 30,
                                              2002         2001          2001
                                            --------   ------------    --------

Net income, as reported                     $ 4,638      $ 7,153       $ 3,508
Goodwill amortization                             -        1,199           599
                                              -----        -----         -----

    Adjusted net income                     $ 4,638      $ 8,352       $ 4,107
                                              =====        =====         =====

Earnings per share as reported               $ 1.00       $ 1.55         $ .76
Adjusted earnings per share                    1.00         1.81           .89
                                               ====         ====           ===

Independent Accountants’ Review Report

The Board of DirectorsFirst
M & F CorporationKosciusko,
Mississippi

We have reviewed the accompanying consolidated statement of condition of First M & F Corporation and subsidiary as of June 30, 2002, and the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2002 and 2001 and the related consolidated statements of stockholders’ equity and cash flows for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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
July 30, 2002

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

Certain of the information included in this discussion contains forward looking financial data and information that is based upon management’s belief as well as certain assumptions made by, and information currently available to management. Specifically, this discussion includes statements with respect to the adequacy of the allowance for loan losses; the effect of legal proceedings against the Company’s financial condition, results of operations and liquidity; and market risk disclosures. Should one or more of these risks materialize or the assumptions prove to be significantly different, actual results may vary from those estimated, anticipated, projected or expected.

Financial Summary

Net income for the first six months of 2002 was $4.638 million, or $1.00 per basic and diluted share as compared to $3.508 million, or $.76 per basic and diluted share for the same period in 2001. The increase in earnings per share was due primarily to a higher net interest margin in the first six months of 2002 than in 2001. The net interest margin for the first half of 2002 was 4.11% as compared to 3.64% for the same period in 2001. The efficiency ratio for 2002 improved to 62.12% from 66.63% in the first half of 2001. Annualized non-interest revenues were at 1.28% of average assets for 2002 as compared to 1.39% in 2001. Annualized non-interest expenses were 3.12% of average assets compared to 3.13% in 2001. Return on assets for the first half of 2002 was .90%, while the return on equity was 8.97%. Return on assets for the first half of 2001 was .70%, while the return on equity was 7.11%.

The following table shows performance ratios for the first two quarters of 2002 as compared to the first two quarters of 2001:

                         2nd Quarter    1st Quarter    2nd Quarter    1st Quarter
                            2002          2002          2001           2001
                         ----------    -----------   -----------    ----------

EPS, diluted               $ .50         $ .50         $ .34          $ .42
Net interest margin         4.20%         4.02%         3.72%          3.56%
Efficiency ratio           62.16%        62.08%        68.16%         65.10%
Return on assets             .92%          .89%          .62%           .77%
Return on equity            9.05%         8.90%         6.33%          7.90%

Net Interest Income

Net interest income for the first six months of 2002 was $18.329 million as compared to $15.814 million for the same period in 2001. Earning asset yields were 6.84% in 2002 as compared to 8.06% in 2001. However, funding costs decreased to 3.14% in 2002 from 4.99% in 2001. Average earning assets were $934.260 million in the first half of 2002 as compared to $918.537 million in the same period of 2001. Average loans as a percentage of earning assets were 69.85% in 2002 as compared to 69.45% in 2001. Average interest bearing liabilities were $814.443 million in the first half of 2002 as compared to $813.651 million in the same period in 2001. Average non-interest bearing deposits were $100.525 million in the first half of 2002 as compared to $87.904 million for the same period in 2001.

FIRST M & F CORPORATION

The following table shows margin-related ratios for the first two quarters of 2002 as compared to the first two quarters of 2001:

                         2nd Quarter    1st Quarter    2nd Quarter    1st Quarter
                            2002          2002          2001           2001
                         ----------    -----------   -----------    ----------

Net interest income       $ 9,269       $ 9,059       $ 8,083        $ 7,731
Earning asset yield          6.87%         6.82%         7.98%          8.13%
Funding cost                 3.05%         3.23%         4.84%          5.14%
Average loans as
  percentage of
  earning assets            70.97%        68.74%        69.87%         69.02%
Average non-interest
  deposits to total
  funding                   10.52%        11.46%         9.96%          9.54%

Provision for Loan Losses

The provision for loan losses for the first six months of 2002 was $2.480 million as compared to $2.015 million for the first half of 2001. This increase was due to an increase in accruals starting in May, 2001 to cover a single customer loan loss of approximately $2,000,000. The allowance for loan losses as a percentage of loans was 1.27% at December 31, 2001, 1.38% at March 31, 2002 and 1.50% at June 30, 2002. Nonaccrual loans and 90 days past due accruing loans as a percentage of loans outstanding were .52% at June 30, 2002, .44% at March 31, 2002 and .57% at December 31, 2001. Annualized net charge-offs as a percentage of average loans were .32% for the first six months of 2002 as compared to .69% for the year ended December 31, 2001.

Non Interest Income

Non-interest income, excluding securities transactions, for the first six months of 2002 was $6,562 thousand as compared to $6,677 thousand in 2001. The decrease was primarily attributable to a decrease in the profit sharing revenues of the insurance agencies from $249 thousand in 2001 to $16 thousand in 2002. The decreased company profit sharing was due to claims from significant storm damage that occurred in 2001. Commission revenues in the agencies were up by 9.73% in 2002 as compared to 2001. Mortgage banking revenues were up by 10.08% from 2001 to 2002, due primarily to the favorable interest rate environment.

The Company also had approximately $300,000 in securities gains in 2001 brought about from the selling of certain mortgage-backed securities and reinvesting the proceeds in securities to be used as collateral to borrow $10,000,000 through a repurchase arrangement. The proceeds were used to pay down FHLB borrowings in 2001, and subsequently reduced the Company’s cost of borrowing.

FIRST M & F CORPORATION

The following table shows non-interest income components for the first two quarters of 2002 as compared to the first two quarters of 2001:

                         2nd Quarter    1st Quarter    2nd Quarter    1st Quarter
                            2002          2002          2001           2001
                         ----------    -----------   -----------    ----------

Service charges on
  deposits                $ 1,810        $ 1,696       $ 1,740       $ 1,677
Mortgage income               225            252           239           194
Agency commissions            750            770           656           730
Other non-interest
  income                      505            554           639           802
Securities gains
  (losses)                     25              1            (2)          313
                            -----          -----         -----         -----

      Total               $ 3,315        $ 3,273       $ 3,272       $ 3,716
                            =====          =====         =====         =====

Non Interest Expense

Non interest expenses increased by 1.35% in the first six months of 2002 as compared to the same period in 2001. Salary and benefit expenses were up due primarily to increased benefit plan expenses. The number of full-time equivalent employees in the Company was 400 at June 30, 2002 as compared to 418 at December 31, 2001 and 420 at June 30, 2001. Intangible expense amortization was down by $620 thousand from June 30, 2001 due to the elimination of goodwill amortization. Annualized non-interest expenses as a percentage of average assets were 3.12% for the first half of 2002 as compared to 3.18% for the year 2001 and 3.13% for the first half of 2001. The Company’s efficiency ratio was 62.12% for the first half of 2002 as compared to 66.15% for the year 2001 and 66.63% for the first half 2001.

The following table reflects the components of other non-interest expenses (in thousands) for the six months ended June 30, 2002 and 2001:

                                                        2002            2001
                                                      --------        --------

Telecommunications                                     $   381         $   413
Postage and shipping                                       285             313
Supplies                                                   311             380
Marketing and advertising                                  364             352
Foreclosed property                                        123              85
Goodwill amortization                                        -             599
Other intangible amortization                               65              86
Other expenses                                           2,880           2,668
                                                         -----           -----

                                                       $ 4,409         $ 4,896
                                                         =====           =====

FIRST M & F CORPORATION

The following table shows non-interest expense ratios for the first two quarters of 2002 as compared to the first two quarters of 2001:

                         2nd Quarter    1st Quarter    2nd Quarter    1st Quarter
                            2002          2002          2001           2001
                         ----------    -----------   -----------    ----------

Efficiency ratio           62.16%         62.08%        68.16%        65.10%
Non-interest expense
  to average assets         3.18%          3.05%         3.20%         3.07%
Salaries and benefits
  to total non-interest
  expense                  55.60%         54.93%        53.88%        51.49%

Income Taxes

Income taxes for the first half of 2002 were $20.61% higher than in the same period 2001. The effective tax rate for the first half of 2002 was 27.88% as compared to 29.77% in the first half of 2001. The primary difference in the effective rates is due to the higher amount of non-deductible interest in 2001 related to the funding of tax-exempt investments.

Assets and Liabilities

Assets were up by .77% from December 31, 2001 and up by 2.08% from June 30, 2001. Loans fell by .80% in the first six months of 2002 and grew by 1.40% from June 30, 2001. Investments grew by 5.23% in the first six months of 2002, funded primarily by deposit growth. Loan demand was weak during 2001 and continued to remain soft into 2002. Loans as a percentage of assets were 63.93% at June 30, 2002 as compared to 64.94% at December 31, 2001 and 64.35% at June 30, 2001.

Deposits grew by .85% in the first six months of 2002 and by 3.99% from June 30, 2001. NOW and money market deposits grew by $42.571 million in the first half of 2002, with much of this growth occurring in municipal deposit accounts. Certificates of deposit decreased by almost $29 million in the first half, due primarily to the low interest rate environment. Municipal deposits, up by $24 million in 2002, were dominated by tax receipts. Other NOW and money market deposits will probably remain at current levels until higher interest rates make reinvestment more attractive.

Total borrowings were down by $1.5 million in the first half of 2002. Debt is expected to decrease over the course of the year as excess liquidity is used to reduce leverage.

FIRST M & F CORPORATION

Equity

The Company’s regulatory capital ratios at June 30, 2002, as shown below are in excess of the minimum requirements and qualify the institution as “well capitalized” under the risk-based capital regulations.

                                                     ($ in thousands)
                                                     ----------------

  Tier 1 capital                                          $ 84,101
  Tier 2 capital                                             8,707
                                                            ------

      Total risk-based capital                            $ 92,808
                                                            ======

  Risk weighted assets                                   $ 692,355
                                                           =======

  Total risk-based capital ratio                             13.40%
                                                             =====

  Leverage ratio                                              8.43%
                                                              ====

The total risk-based capital ratio for the Bank was 14.47% with a leverage ratio of 9.13%. The dividend payout ratio for the first six months of 2002 was 50.00% based upon a quarterly dividend of $.25 per share. The book value of the stock at June 30, 2002 was $22.65, with a traded market value of $25.00 per share.

Interest Rate Risk and Liquidity Management

Responsibility for managing the Company’s program for controlling and monitoring interest rate and liquidity risk and for maintaining income stability, given the Company’s exposure to changes in interest rates, is vested in the asset/liability committee. Appropriate policy and guidelines, approved by the board of directors, govern these actions. Monitoring is primarily accomplished through monthly reviews and analysis of asset and liability repricing opportunities, market conditions and expectations for the economy. Cash flow analyses are also used to project short-term interest rate risks and liquidity risks. Management believes, at June 30, 2002, there is adequate flexibility to alter the current rate and maturity structures as necessary to minimize the exposure to changes in interest rates, should they occur. The Company is currently in a neutral gap position for assets and liabilities repricing within the next year.

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

The adequacy of the allowance for loan losses is monitored quarterly with provision accruals approved by the Board. Allowance adequacy is dependent on loan classifications by external examiners as well as by internal loan review personnel, past due loans, loan growth and loss history. The allowance as a percentage of loans at June 30, 2002 is comparable to other peer banks.

The following table shows non-performing loans and other assets of the Company.

                                      June 30,     December 31,     June 30,
                                        2002           2001           2001
                                      --------     ------------     --------

(Amounts in Thousands)
Nonaccrual loans                      $ 2,016        $ 1,825        $ 1,296
90 Day past due loans                   1,377          1,958          1,625
                                        -----          -----          -----
  Total non-performing loans            3,393          3,783          2,921
Other real estate                       1,095          1,077          1,207
                                        -----          -----          -----

  Total non-performing assets         $ 4,488        $ 4,860        $ 4,128
                                        =====          =====          =====

Non-performing loans to loans             .52%           .57%           .45%
Non-performing assets to assets           .44%           .48%           .41%
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

The Company’s market risk arises primarily from interest rate risk, which the asset/liability management committee monitors and manages on a monthly basis. The committee manages the interest rate risks inherent in the loan, investment, deposit and borrowing portfolios of the Company. The asset/liability management committee determines the risk profile of the Company and determines strategies to maintain interest rate sensitivity at a low level. As of June 30, 2002 the institution was in a positive repricing gap position of approximately 1.71% of assets.

Interest rate shock analysis shows that the Company will experience a 3 basis point decrease over 12 months in its net interest margin with an immediate and sustained 100 basis point decrease in interest rates. An immediate and sustained increase in interest rates of 100 basis points will result in a 1 basis point increase in the interest margin. The sensitivity of loan prices and the lack of sustainable deposit cost decreases are the primary drivers behind these simulation results.

An analysis of the change in market value of equity shows how an interest rate shock will affect the difference between the market value of assets and the market value of liabilities. With all financial instruments being stated at market value, the ratio of the market value of equity to the market value of assets will fall by 74 basis points with an immediate and sustained increase in interest rates of 100 basis points. The ratio of the market value of equity to the market value of assets will increase by 52 basis points with an immediate and sustained decrease in interest rates of 100 basis points.

The Company has off balance sheet risks to the extent that it has made lending or investment purchase commitments. Total outstanding and unused loan commitments at June 30, 2002, were $82.264 million with $24.920 million of those commitments maturing in over one (1) year. The Company monitors these commitments with respect to credit quality as well as funding-related risks.

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

The number of these lawsuits filed against some of the Company’s subsidiaries increased during 2001 and the first half of 2002. Similarly, the number of plaintiffs participating in these lawsuits has increased significantly. Management has no reason to know whether these trends will continue. It is not possible to determine with any certainty at this point in time the potential exposure related to damages in connection with these suits. Future legislation and court decisions may limit the amount of damages that can be recovered in legal proceedings. However, management cannot predict at this time whether such legislation and court decisions will occur or the effect they may have on cases involving our subsidiaries.

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

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

The annual stockholders’ meeting was held on April 10, 2002. The stockholders elected six directors to serve a term of three years as summarized below:

                                                                     Votes
  Directors Elected                                Votes For        Withheld
  -----------------                                ---------        --------

Jon A. Crocker                                     3,468,739         19,356
Toxey Hall, III                                    3,418,679         69,416
J. Marlin Ivey                                     3,468,739         19,356
Otho E. Pettit, Jr.                                3,468,571         19,524
Charles W. Ritter, Jr.                             3,468,739         19,356
L. F. Sams, Jr.                                    3,414,397         73,698

FIRST M & F CORPORATION

PART II: OTHER INFORMATION

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

Item 6(a) - Exhibits

The exhibits listed in the exhibit Index at page 23 of this Form 10-Q are filed herewith or are incorporated by reference herein.

Item 6(b) - Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the period April 1, 2002 to June 30 2002.

                              FIRST M & F CORPORATION

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant
has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST M & F CORPORATION
-----------------------
     (Registrant)

DATE: August 13, 2002                      /s/ Hugh S. Potts, Jr.
                                           ------------------------------------
                                           Hugh S. Potts, Jr.
                                           Chairman and Chief Executive Officer

DATE: August 13, 2002                      /s/ Robert C. Thompson, III
                                           ------------------------------------
                                           Robert C. Thompson, III
                                           Executive Vice President and
                                             Chief Financial Officer

FIRST M & F CORPORATION

EXHIBIT INDEX

Exhibit 3(i) - Articles of Incorporation, as amended. Filed as Exhibit 3 to the Company's Form S-1 (File No. 33-08751) September 15, 1986, incorporated herein by reference.

Exhibit 3(ii) - By-Laws, as amended. Filed as Exhibit 3-b to the Company’s Form S-1 (File No 33-08751) September 15, 1986, incorporated herein by reference.

Exhibit 11 - Computation of earnings per share

Exhibit 99.1 - Chief Executive Officer Certification Under Section 906 of Sarbanes- Oxley Act of 2002

Exhibit 99.2 - Chief Financial Officer Certification Under Section 906 of Sarbanes- Oxley Act of 2002

                                                                    Exhibit 11

                              FIRST M & F CORPORATION

                              COMPUTATION OF EARNINGS PER SHARE

                                                    Three Months Ended June 30,
                                                   ----------------------------
                                                       2002             2001
                                                       ----             ----

Net income                                         $ 2,328,576      $ 1,568,074
                                                     =========        =========

Weighted average shares outstanding                  4,614,784        4,614,784
Add dilutive effect of outstanding options                   -                -
                                                     ---------        ---------

        Adjusted diluted shares outstanding          4,614,784        4,614,784
                                                     =========        =========

Earnings per share:
  Basic                                                  $ .50            $ .34
  Diluted                                                  .50              .34
                                                           ===              ===

                                                     Six Months Ended June 30,
                                                   ----------------------------
                                                       2002             2001
                                                       ----             ----

Net income                                         $ 4,638,024      $ 3,508,104
                                                     =========        =========

Weighted average shares outstanding                  4,614,784        4,614,784
Add dilutive effect of outstanding options                   -                -
                                                     ---------        ---------

        Adjusted diluted shares outstanding          4,614,784        4,614,784
                                                     =========        =========

Earnings per share:
  Basic                                                 $ 1.00            $ .76
  Diluted                                                 1.00              .76
                                                          ====              ===

                                                                    Exhibit 99.1

                              FIRST M & F CORPORATION

                              18 U.S.C. SECTION 1350,
                                    AS ADDED BY
                   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of First M & F Corporation (the "Company")
on Form 10-Q for the period ended June 30, 2002 as filed with Securities and
Exchange Commission on the date hereof (the "Report"), I, Hugh S. Potts, Jr., Chief
Executive Officer of the Company, certify, pursuant to 18 U.S.C.ss. 1350, as added by ss. 906 of the Sarbanes-Oxley Act of 2002, that:

  A.  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  B.  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

DATE:August 13, 2002                       BY:   /s/ Hugh S. Potts, Jr.
                                                ------------------------------
                                                   Hugh S. Potts, Jr.
                                                   Chief Executive Officer

                                                                    Exhibit 99.2

                              FIRST M & F CORPORATION

                              18 U.S.C. SECTION 1350,
                                    AS ADDED BY
                   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of First M & F Corporation (the "Company")
on Form 10-Q for the period ended June 30, 2002 as filed with Securities and
Exchange Commission on the date hereof (the "Report"), I, Robert C. Thompson, III,
Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.ss. 1350, as added by ss. 906 of the Sarbanes-Oxley Act of 2002, that:

  C.  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  D.  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

DATE:August 13, 2002                       BY:   /s/ Robert C. Thompson, III
                                               --------------------------------
                                                   Robert C. Thompson, III
                                                   Chief Financial Officer