Form 10-Q
period 2002-09-30
FIRST M&F CORP/MS
filed 2002-11-13
CIK 320387

                              FIRST M & F CORPORATION

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20459

                                     FORM 10-Q

                Quarterly Report Under Section 13 or 15 (d) of the
                          Securities Exchange Act of 1934

For the quarter ended September 30, 2002            Commission File Number 0-9424

                               FIRST M & F CORPORATION
              -------------------------------------------------------
              (Exact name of registrant as specified in its charter)

                     Mississippi                         64-0636653
          -------------------------------           -------------------
          (State or other jurisdiction of            (I.R.S. Employer
          incorporation of organization)            Identification No.)

             134 West Washington Street
              Kosciusko, Mississippi                      39090
       --------------------------------------          -------------
       Address of Principal Executive Offices             Zip Code

                                 (662) 289-5121
                          -------------------------------
                           Registrant's telephone number

                                    No Change
              ------------------------------------------------------
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

                              Yes   X       No
                                  -----        -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at October 31, 2002
            -----                             -------------------------------

Common stock ($5.00 par value)                       4,612,246 shares

                      FIRST M & F CORPORATION AND SUBSIDIARY

                                     FORM 10-Q

                                     CONTENTS
                                     --------

                                                                      Page
                                                                      ----

PART I:  FINANCIAL INFORMATION                                          3
  Item 1 - Financial Statements (unaudited):
             Consolidated Statements of Condition                       4
             Consolidated Statements of Income                          5
             Consolidated Statements of Comprehensive Income            6
             Consolidated Statements of Stockholders' Equity            7
             Consolidated Statements of Cash Flows                    8-9
             Notes to Consolidated Financial Statements             10-12
             Independent Accountants' Review Report                    13

  Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations          14-19

  Item 3 - Quantitative and Qualitative Disclosures About
             Market Risk                                               20

Item 4 - Controls and Procedures                                       21

PART II:  OTHER INFORMATION
  Item 1 - Legal Proceedings                                           22
  Item 2 - Changes in Securities                                       22
  Item 3 - Defaults upon Senior Securities                             22
  Item 4 - Submission of Matters to a Vote of Security
             Holders                                                   22
  Item 5 - Other Information                                           23
  Item 6 - Exhibits and Reports on Form 8-K                            23

SIGNATURE                                                              24

CERTIFICATIONS                                                      25-28

PART I: FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

                        FIRST M & F CORPORATION AND SUBSIDIARY

                         Consolidated Statements of Condition
                           (In Thousands, Except Share Data)

                                                    (Unaudited)
                                                    September 30,   December 31,
                   Assets                               2002           2001 (1)
                   ------                            ----------     ------------

Cash and due from banks                             $    28,888     $    40,945
Interest bearing bank balances                            8,643           3,088
Federal funds sold                                        2,950           2,600
Securities available for sale (amortized
  cost of $240,184 and $247,456)                        249,761         250,436

Loans                                                   675,746         661,282
  Allowance for loan losses                            (10,064)         (8,426)
                                                      ---------       ---------
          Net loans                                     665,682         652,856
                                                      ---------       ---------

Bank premises and equipment                              21,265          21,651
Accrued interest receivable                               7,327           7,863
Other real estate                                         1,045           1,077
Intangible assets                                        16,985          17,000
Other assets                                             20,372          20,793
                                                      ---------       ---------

                                                    $ 1,022,918     $ 1,018,309
                                                      ---------       ---------
                                                      ---------       ---------

     Liabilities and Stockholders' Equity
     ------------------------------------

Liabilities:
  Deposits:
    Non-interest bearing                            $    98,025     $   108,745
    Interest bearing                                    711,487         707,872
          Total deposits                                809,512         816,617

  Federal funds and repurchase agreements                23,218          16,458
  Other borrowings                                       73,888          73,635
  Accrued interest payable                                2,065           2,960
  Other liabilities                                       5,400           7,719
                                                      ---------       ---------
          Total liabilities                             914,083         917,389
                                                      ---------       ---------

Noncontrolling joint venture interest                       587             857
                                                      ---------       ---------

Stockholders' equity:
  Common stock of $5.00 par value.  15,000,000
    shares authorized; 4,614,784 shares issued
    and outstanding                                      23,074          23,074
  Additional paid-in capital                             33,876          33,876
  Retained earnings                                      46,004          41,960
Accumulated other comprehensive income                    5,294           1,153
                                                      ---------       ---------
          Net stockholders' equity                      108,248         100,063
                                                      ---------       ---------

                                                    $ 1,022,918     $ 1,018,309
                                                      ---------       ---------
                                                      ---------       ---------

The accompanying notes are an integral part of these financial statements.

(1)  Derived from audited financial statements.

                        FIRST M & F CORPORATION AND SUBSIDIARY

                           Consolidated Statements of Income
                           (In Thousands, Except Share Data)
                                      (Unaudited)

                                        Three Months Ended             Nine Months Ended
                                           September 30,                 September 30,
                                        --------------------          -------------------
                                        2002           2001           2002           2001
                                        ----           ----           ----           ----
Interest income:
  Interest and fees on loans         $ 12,550       $ 13,832       $ 36,862       $ 41,800
  Taxable investments                   2,535          2,698          7,830          8,676
  Tax exempt investments                  629            700          1,955          2,090
  Federal funds sold                       15            146            129            646
  Interest bearing bank
    balances                               23            108             98            373
                                      -------        -------        -------        -------
          Total interest income        15,752         17,484         46,874         53,585

Interest expense:
  Deposits                              4,686          7,932         15,512         25,017
  Short-term borrowings                   174            193            521            572
  Other borrowings                        760          1,107          2,380          3,930
          Total interest expense        5,620          9,232         18,413         29,519
                                      -------        -------        -------        -------
          Net interest income          10,132          8,252         28,461         24,066
Provision for loan losses               1,004          1,200          3,484          3,215
                                      -------        -------        -------        -------
          Net interest income after
            provision for loan
            losses                      9,128          7,052         24,977         20,851
                                      -------        -------        -------        -------

Noninterest income:
  Service charges on deposits           2,026          1,770          5,532          5,187
  Mortgage banking income                 310            337            787            770
  Agency commission income                933            760          2,453          2,146
  Other fee income                        143            158            549            612
  Gains (losses) on AFS
    investments                            (4)            79             22            390
  Other income                            383            232          1,036          1,219
                                      -------        -------        -------        -------
          Total noninterest
            income                      3,791          3,336         10,379         10,324
                                      -------        -------        -------        -------

Noninterest expenses:
  Salaries and employee benefits        4,514          4,317         13,360         12,641
  Net occupancy expense                   483            480          1,478          1,372
  Equipment and data processing
    expenses                              942            828          2,698          2,508
  Intangible asset amortization            24            343             89          1,028
  Other expenses                        2,883          2,209          7,227          6,420
                                      -------        -------        -------        -------
          Total noninterest
            expenses                    8,846          8,177         24,852         23,969
                                      -------        -------        -------        -------
          Income before income
            taxes                       4,073          2,211         10,504          7,206
Income taxes                            1,206            626          2,999          2,113
                                      -------        -------        -------        -------

          Net income                  $ 2,867        $ 1,585        $ 7,505        $ 5,093
                                      -------        -------        -------        -------
                                      -------        -------        -------        -------

Earnings per share:
  Basic                                $ 0.62         $ 0.34         $ 1.63         $ 1.10
  Diluted                                0.62           0.34           1.63           1.10
                                      -------        -------        -------        -------
                                      -------        -------        -------        -------

The accompanying notes are an integral part of these financial statements.

                           FIRST M & F CORPORATION AND SUBSIDIARY

                       Consolidated Statements of Comprehensive Income
                              (In Thousands, Except Share Data)
                                         (Unaudited)

                                    Three Months Ended             Nine Months Ended
                                       September 30,                September 30,
                                    -------------------           -------------------
                                    2002           2001            2002          2001
                                    ----           ----           -----          ----

Net income                        $ 2,867        $ 1,585        $  7,505       $ 5,093
                                  -------        -------         -------       -------

Other comprehensive income:
    Unrealized holding gains
       on securities, net of
       taxes of $1,207 and
       $1,338 for the three
       months ended September 30,
       and $2,474 and $2,067
       for the nine months ended
       September 30                2,024           2,249           4,155         3,474

    Plus (minus) reclassification
      adjustments for (gains)
      losses included in net
      income, net of taxes of
      $2 and $29 for the three
      months ended September 30
      and $8 and $145 for the
      nine months ended
      September 30                     2            (50)            (14)         (245)
                                  -------        -------         -------       -------

          Other comprehensive
            income                 2,026           2,199           4,141         3,229
                                  -------        -------         -------       -------

          Total comprehensive
            income               $ 4,893         $ 3,784        $ 11,646       $ 8,322
                                  -------        -------         -------       -------

The accompanying notes are an integral part of these financial statements.

                           FIRST M & F CORPORATION AND SUBSIDIARY

                         Consolidated Statements of Stockholders' Equity
                              (In Thousands, Except Share Data)
                                         (Unaudited)

                                                              Accumulated
                                   Additional                    Other
                        Common      Paid-In      Retained    Comprehensive
                        Stock       Capital      Earnings       Income         Total
                        -------    ----------    --------    -------------     -----

January 1, 2001        $ 23,074     $ 33,876     $ 39,422       $   571     $  96,943

Net income                    -            -        5,093             -         5,093

Cash dividends ($.75
  per share)                  -            -       (3,461)            -        (3,461)

Net change                    -            -            -         3,229         3,229
                       --------     --------     --------       -------     ---------

September 30, 2001     $ 23,074     $ 33,876     $ 41,054       $ 3,800     $ 101,804
                       --------     --------     --------       -------     ---------
                       --------     --------     --------       -------     ---------

January 1, 2002        $ 23,074     $ 33,876     $ 41,960       $ 1,153     $ 100,063

Net income                    -            -        7,505             -         7,505

Cash dividends ($.75
per share)                    -            -       (3,461)            -        (3,461)

Net change                    -            -            -         4,141         4,141
                       --------     --------     --------       -------     ---------

September 30, 2002     $ 23,074     $ 33,876     $ 46,004       $ 5,294     $ 108,248
                       --------     --------     --------       -------     ---------
                       --------     --------     --------       -------     ---------

The accompanying notes are an integral part of these financial statements.

                           FIRST M & F CORPORATION AND SUBSIDIARY

                            Consolidated Statements of Cash Flows
                              (In Thousands, Except Share Data)
                                         (Unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                         ---------------------
                                                         2002             2001
                                                         ----             ----

Cash flows from operating activities:
  Net income                                             $7,505          $5,093
  Adjustments to reconcile net income to cash
    provided by operating activities:
    Depreciation and amortization                         1,518           2,326
    Provision for loan losses                             3,484           3,215
    Net investment amortization                             472             251
    Gain loss on sales of investments                       (22)           (390)
    Deferred income taxes                                  (778)          2,129
    (Increase) decrease in:
      Accrued interest receivable                           536             304
      Cash surrender value of bank owned life
        insurance                                          (531)           (494)
    Increase (decrease) in:
      Accrued interest payable                             (895)            (70)
      Income taxes payable                               (3,274)            507
    Other, net                                             (221)             96
                                                        --------         -------

          Net cash provided by operating activities       7,794          12,967
                                                        --------         -------

Cash flows from investing activities:
  Purchases of securities available for sale            (45,120)        (43,707)
  Sales of securities available for sale                  2,177          14,447
  Maturities of securities available for sale            50,250          39,916
  Net (increase) decrease in:
    Interest bearing bank balances                       (5,555)         17,346
    Federal funds sold                                     (350)         (6,100)
    Loans                                               (16,855)        (35,108)
    Bank premises and equipment                          (1,033)         (2,952)
    Federal Home Loan Bank stock transactions                 -           4,116
    Proceeds from sales of other real estate
      and other repossessed assets                          923           1,182
    Increase in intangible assets                           (74)            (60)
    Net cash paid related to prior year acquisitions          -             (54)
                                                        --------         -------

          Net cash used in investing activities         (15,637)        (10,974)
                                                        --------         -------

                                                                   (Continued)
                                                                   -----------

                           FIRST M & F CORPORATION AND SUBSIDIARY

                            Consolidated Statements of Cash Flows
                              (In Thousands, Except Share Data)
                                         (Unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                         ----------------------
                                                           2002           2001
                                                           ----           ----

Cash flows from financing activities:
  Net increase (decrease) in:
    Non-interest bearing deposits                      $ (10,720)      $ 12,435
    Interest bearing deposits                              3,615          8,394
    Securities sold under agreements to
      repurchase and other short-term borrowings           6,760         (8,407)
    Other borrowings                                          92        (16,048)
Distribution to noncontrolling joint venture
    interest                                                (500)             -
  Cash dividends                                          (3,461)        (3,461)
                                                       ----------      --------

          Net cash used in financing activities           (4,214)        (7,087)
                                                       ----------      --------
          Net decrease in cash and due from
            banks                                        (12,057)        (5,094)

Cash and due from banks at January 1                      40,945         31,484
                                                       ----------      --------
Cash and due from banks at September 30                 $ 28,888       $ 26,390
                                                       ----------      --------
                                                       ----------      --------

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

Note 2:  Statements of Cash Flows
---------------------------------

During the nine months ended September 30, 2002 and 2001, the Company had the following payments:

                                                     2002           2001
                                                     ----           ----

      Interest                                    $ 19,308       $ 29,589
      Income taxes                                   4,993          1,711
                                                   -------        -------
                                                   -------        -------

Note 3:Accounting Changes
-------------------------

In July, 2001, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards (SFAS) 141, “Business Combinations”, and SFAS
142, “Goodwill and Other Intangible Assets”. These statements make significant changes to the accounting for business combinations, goodwill and other intangible assets. SFAS 141, which replaces APB Opinion 16, eliminates the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. In addition, it establishes criteria for recognition of indefinite lived intangible assets separately from goodwill. SFAS 141 is effective for purchase-accounting business combinations completed after June 30,
2001, and will impact future acquisitions by the Company.

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

                                     September 30,   December 31,   September 30,
                                         2002            2001           2001
                                     -------------   ------------   -------------

Goodwill                               $ 16,348        $ 16,348       $ 16,648
Core deposit intangibles                    101             162            192
Renewal list intangibles                    536             490            503
                                        -------         -------        -------

    Total intangible assets            $ 16,985        $ 17,000       $ 17,343
                                        -------         -------        -------
                                        -------         -------        -------

                                                     Year to Date
                                     --------------------------------------------
                                     September 30,   December 31,   September 30,
                                         2002            2001           2001
                                     -------------   ------------   -------------

Net income, as reported                 $ 7,505         $ 7,153        $ 5,093
Goodwill amortization                         -           1,199            899
                                        -------         -------        -------

    Adjusted net income                 $ 7,505         $ 8,352        $ 5,992
                                        -------         -------        -------
                                        -------         -------        -------

Earnings per share as reported           $ 1.63          $ 1.55         $ 1.10
Adjusted earnings per share                1.63            1.81           1.30
                                        -------         -------        -------
                                        -------         -------        -------

                      FIRST M & F CORPORATION AND SUBSIDIARY

                    Notes to Consolidated Financial Statements
                         (In Thousands, Except Share Data)
                                   (Unaudited)

Note 4:Earnings Per Share
-------------------------

                                                           Three Months Ended
                                                              September 30,
                                                        ------------------------
                                                           2002           2001
                                                           ----           ----

  Net income                                             $ 2,867        $ 1,585

Weighted average shares outstanding                    4,614,784      4,614,784
Add dilutive effective of outstanding options                  -              -
                                                       ---------      ---------

            Adjusted dilutive shares outstanding       4,614,784      4,614,784
                                                       ---------      ---------
                                                       ---------      ---------

Earnings per share:
    Basic                                                  $ .62          $ .34
    Diluted                                                  .62            .34
                                                       ---------      ---------
                                                       ---------      ---------

                                                           Nine Months Ended
                                                              September 30,
                                                       -------------------------
                                                           2002           2001
                                                           ----           ----

  Net income                                             $ 7,505        $ 5,093
                                                       ---------      ---------
                                                       ---------      ---------

Weighted average shares outstanding                    4,614,784      4,614,784
Add dilutive effective of outstanding options                  -              -
                                                       ---------      ---------

            Adjusted dilutive shares outstanding       4,614,784      4,614,784
                                                       ---------      ---------
                                                       ---------      ---------

Earnings per share:
    Basic                                                 $ 1.63         $ 1.10
    Diluted                                                 1.63           1.10
                                                       ---------      ---------
                                                       ---------      ---------

Independent Accountants’ Review Report

The Board of Directors
First M & F Corporation
Kosciusko, Mississippi

We have reviewed the accompanying consolidated statement of condition of First M & F Corporation and subsidiary as of September 30, 2002, and the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2002 and 2001 and the related consolidated statements of stockholders’ equity and cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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
October 30, 2002

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

This Form 10-Q may contain, or incorporate by reference, statements which may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Prospective investors are cautioned that any such forward- looking statements are not guarantees for future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Specifically, this discussion includes statements with respect to the allowance for loan losses; the effect of legal proceedings against the Company’s financial condition, results of operations and liquidity; and market risk disclosures. Should one or more of these risks materialize or the assumptions prove to be significantly different, actual results may vary from those estimated, anticipated, projected or expected. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include significant fluctuations in interest rates, inflation, economic recession, significant changes in the Federal and state legal and regulatory environment, significant underperformance in our portfolio of outstanding loans and competition in our markets. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Financial Summary

Net income for the first nine months of 2002 was $7.505 million, or $1.63 per basic and diluted share as compared to $5.093 million, or $1.10 per basic and diluted share for the same period in 2001. The increase in earnings per share was due primarily to a higher net interest margin in the first nine months of 2002 than in 2001. The net interest margin for the first nine months of 2002 was 4.26% as compared to 3.68% for the same period in 2001. The efficiency ratio for 2002 improved to 62.00% from 67.06% in the first nine months of 2001. Annualized non-interest revenues were at 1.35% of average assets for 2002 as compared to 1.36% in 2001. Annualized non-interest expenses were 3.21% of average assets compared to 3.16% in 2001. Return on assets for the first nine months of 2002 was .98%, while the return on equity was 9.62%. Return on assets for the first nine months of 2001 was .67%, while the return on equity was 6.84%.

The following table shows performance ratios for the first three quarters of 2002 as compared to the first three quarters of 2001:

                                                           2002
                                       ------------------------------------------
                                       3rd Quarter     2nd Quarter    1st Quarter
                                       -----------     -----------    -----------

EPS, diluted                              $ .62           $ .51         $ .50
Net interest margin                        4.55%           4.20%         4.02%
Efficiency ratio                          61.76%          62.16%        62.08%
Return on assets                           1.12%            .92%          .89%
Return on equity                          10.75%           9.05%         8.90%

FIRST M & F CORPORATION

                                                           2001
                                       ------------------------------------------
                                       3rd Quarter     2nd Quarter    1st Quarter
                                       -----------     -----------    -----------

EPS, diluted                              $ .34           $ .34         $ .42
Net interest margin                        3.76%           3.72%         3.56%
Efficiency ratio                          67.91%          68.16%        65.10%
Return on assets                            .63%            .62%          .77%
Return on equity                           6.39%           6.33%         7.90%
Net Interest Income

Net interest income for the first nine months of 2002 was $28.461 million as compared to $24.066 million for the same period in 2001. Earning asset yields were 6.89% in 2002 as compared to 7.96% in 2001. However, funding costs decreased to 3.02% in 2002 from 4.85% in 2001. Average earning assets were $930.677 million in the first nine months of 2002 as compared to $920.716 million in the same period of 2001. Average loans as a percentage of earning assets were 70.60% in 2002 as compared to 69.70% in 2001. Average interest bearing liabilities were $813.098 million in the first nine months of 2002 as compared to $811.999 million in the same period in 2001. Average non-interest bearing deposits were $98.630 million in the first nine months of 2002 as compared to $90.763 million for the same period in 2001.

The following table shows margin-related ratios for the first three quarters of 2002 as compared to the first three quarters of 2001:

                                                          2002
                                       ------------------------------------------
                                       3rd Quarter     2nd Quarter    1st Quarter
                                       -----------     -----------    -----------

Net interest income                     $ 10,132        $ 9,269       $ 9,059
Earning asset yield                         6.98%          6.88%         6.82%
Funding cost                                2.77%          3.05%         3.23%
Average loans as
percentage of
earning assets                             72.00%         70.97%        68.74%
Average non-interest
deposits to total
funding                                    10.47%         10.52%        11.46%

                                                          2001
                                       ------------------------------------------
                                       3rd Quarter     2nd Quarter    1st Quarter
                                       -----------     -----------    -----------

Net interest income                      $ 8,252        $ 8,083       $ 7,731
Earning asset yield                         7.76%          7.98%         8.13%
Funding cost                                4.57%          4.84%         5.14%
Average loans as
percentage of
earning assets                             70.19%         69.87%        69.02%
Average non-interest
deposits to total
funding                                    10.65%          9.96%         9.54%

FIRST M & F CORPORATION

Provision for Loan Losses

The provision for loan losses for the first nine months of 2002 was $3.484 million as compared to $3.215 million for the first nine months of 2001. The allowance for loan losses as a percentage of loans was 1.27% at December 31, 2001, 1.50% at June 30, 2002 and 1.49% at September 30, 2002. Nonaccrual loans and 90 days past due accruing loans as a percentage of loans outstanding were .38% at September 30, 2002, .52% at June 30, 2002 and .57% at December 31, 2001. Annualized net charge-offs as a percentage of average loans were .37% for the first nine months of 2002 as compared to .69% for the year ended December 31, 2001.

Non Interest Income

Non-interest income, excluding securities transactions, for the first nine months of 2002 was $10.357 million as compared to $9.934 million in 2001. Gains on sales of securities were down by $368 thousand in 2002 due to restructuring gains generated in the first quarter of 2001. Profit-sharing revenues of the insurance agencies fell from $250 thousand in 2001 to $17 thousand in 2002. The decreased company profit sharing was due to claims from significant storm damage that occurred in 2001. However, commission revenues in the agencies were up by 14.32% in 2002 as compared to 2001. Mortgage banking revenues were up by 2.20% from 2001 to 2002, due primarily to the favorable interest rate environment.

The following table shows non-interest income components for the first three quarters of 2002 as compared to the first three quarters of 2001:

                                                         2002
                                       ------------------------------------------
                                       3rd Quarter     2nd Quarter    1st Quarter
                                       -----------     -----------    -----------

Service charges on
deposits                                 $ 2,026         $ 1,810       $ 1,696
Mortgage income                              310             225           252
Agency commissions                           933             750           770
Other non-interest
income                                       526             505           554
Securities gains
(losses)                                      (4)             25             1
                                           -----           -----         -----

      Total                              $ 3,791         $ 3,315       $ 3,273
                                           =====           =====         =====

                                                         2001
                                       ------------------------------------------
                                       3rd Quarter     2nd Quarter    1st Quarter
                                       -----------     -----------    -----------

Service charges on
deposits                                 $ 1,770         $ 1,740       $ 1,677
Mortgage income                              337             239           194
Agency commissions                           760             656           730
Other non-interest
income                                       390             639           802
Securities gains
(losses)                                      79              (2)          313
                                           -----           -----         -----

      Total                              $ 3,336         $ 3,272       $ 3,716
                                           =====           =====         =====

FIRST M & F CORPORATION

Non Interest Expense

Non interest expenses increased by 3.68% in the first nine months of 2002 as compared to the same period in 2001. Salary and benefit expenses were up by 5.68% due primarily to increased benefit plan expenses. The number of full-time equivalent employees in the Company was 404 at September 30, 2002 as compared to 423 at December 31, 2001 and 424 at September 30, 2001. Intangible expense amortization was down by $939 thousand from September 30, 2001 due to the elimination of goodwill amortization. Annualized non-interest expenses as a percentage of average assets were 3.23% for the first nine months of 2002 as compared to 3.18% for the year 2001 and 3.16% for the first nine months of 2001. The Company’s efficiency ratio was 62.00% for the first nine months of 2002 as compared to 66.15% for the year 2001 and 67.06% for the first nine months of 2001.

The following table reflects the components of other non-interest expenses (in thousands) for the nine months ended September 30, 2002 and 2001:

                                                         2002            2001
                                                         ----            ----

Telecommunications                                     $   589         $   594
Postage and shipping                                       473             441
Supplies                                                   497             542
Marketing and advertising                                  775             714
Foreclosed property                                        185             127
Goodwill amortization                                        -             899
Other intangible amortization                               89             129
Other expenses                                           4,708           4,002
                                                         -----           -----

                                                       $ 7,316         $ 7,448
                                                         =====           =====

The following table shows non-interest expense ratios for the first three quarters of 2002 as compared to the first three quarters of 2001:

                                                         2002
                                       ------------------------------------------
                                       3rd Quarter     2nd Quarter    1st Quarter
                                       -----------     -----------    -----------

Efficiency ratio                       61.76%          62.16%         62.08%
Non-interest expense
to average assets                       3.47%           3.18%          3.05%
Salaries and benefits
to total non-interest
expense                                51.02%          55.60%         54.93%

                                                         2001
                                       ------------------------------------------
                                       3rd Quarter     2nd Quarter    1st Quarter
                                       -----------     -----------    -----------

Efficiency ratio                       67.91%          68.16%         65.10%
Non-interest expense
to average assets                       3.22%           3.20%          3.07%
Salaries and benefits
to total non-interest
expense                                52.80%          53.88%         51.49%

FIRST M & F CORPORATION

Income Taxes

Income taxes for the first nine months of 2002 were $41.97% higher than in the same period 2001. The effective tax rate for the first nine months of 2002 was 28.55% as compared to 29.31% in the first nine months of 2001. The primary difference in the effective rates is due to the higher amount of non-deductible interest in 2001 related to the funding of tax-exempt investments.

Assets and Liabilities

Assets were up by .45% from December 31, 2001 and down by .17% from September 30, 2001. Loans grew by 2.19% in the first nine months of 2002 and grew by 1.73% from September 30, 2001. Investments declined by .27% in the first nine months of 2002, providing funds for third quarter loan growth. Loan demand was weak during 2001 and continued to remain soft through the first half of 2002. Loans grew by $19.765 million in the third quarter of 2002 after declining by $5.301 million in the first six months of 2002. Loans as a percentage of assets were 66.06% at September 30, 2002 as compared to 64.94% at December 31, 2001 and 64.83% at September 30, 2001.

Deposits decreased by ..87% in the first nine months of 2002 and increased by .24% from September 30, 2001. NOW and money market deposits grew by $41.634 million in the first nine months of 2002, with much of this growth occurring in municipal deposit accounts. Certificates of deposit decreased by approximately $35 million in the first nine months of 2002, due primarily to the low interest rate environment. Municipal deposits, up by $20 million in 2002, were dominated by tax receipts. Other NOW and money market deposits will probably remain at current levels until higher interest rates make reinvestment more attractive.

Total borrowings were up by $7.014 million in the first nine months of 2002, mainly to replace deposit decreases and help fund loan growth. Debt is expected to decrease over the course of the year as excess liquidity is used to reduce leverage.

Equity

The Company’s regulatory capital ratios at September 30, 2002, as shown below are in excess of the minimum requirements and qualify the institution as “well capitalized” under the risk-based capital regulations.

                                                   ($ in thousands)
                                                   ----------------

  Tier 1 capital                                        $ 85,842
  Tier 2 capital                                           8,637
                                                          ------

      Total risk-based capital                          $ 94,479
                                                          ======

  Risk weighted assets                                 $ 686,691
                                                         =======

  Total risk-based capital ratio                           13.76%
                                                           =====

  Leverage ratio                                            8.56%
                                                            ====

FIRST M & F CORPORATION

The total risk-based capital ratio for the Bank was 14.84% with a leverage ratio of 9.26%. The dividend payout ratio for the first nine months of 2002 was 46.01% based upon a quarterly dividend of $.25 per share. The book value of the stock at September 30, 2002 was $23.46, with a traded market value of $26.20 per share.

Interest Rate Risk and Liquidity Management

Responsibility for managing the Company’s program for controlling and monitoring interest rate and liquidity risk and for maintaining income stability, given the Company’s exposure to changes in interest rates, is vested in the asset/liability committee. Appropriate policy and guidelines, approved by the board of directors, govern these actions. Monitoring is primarily accomplished through monthly reviews and analysis of asset and liability repricing opportunities, market conditions and expectations for the economy. Cash flow analyses are also used to project short-term interest rate risks and liquidity risks. Management believes, at September 30, 2002, there is adequate flexibility to alter the current rate and maturity structures as necessary to minimize the exposure to changes in interest rates, should they occur. The Company is currently in a neutral gap position for assets and liabilities repricing within the next year.

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

The adequacy of the allowance for loan losses is monitored quarterly with provision accruals approved by the Board. Allowance adequacy is dependent on loan classifications by external examiners as well as by internal loan review personnel, past due loans, loan growth and loss history. The allowance as a percentage of loans at September 30, 2002 is comparable to other peer banks.

The following table shows non-performing loans and other assets of the Company.

                                   September 30,   December 31,     September 30,
                                       2002            2001             2001
                                   -------------   ------------     -------------
(Amounts in Thousands)
Nonaccrual loans                     $ 1,405         $ 1,825        $ 1,337
90 Day past due loans                  1,174           1,958          1,727
                                       -----           -----          -----
Total non-performing loans             2,579           3,783          3,064
Other real estate                      1,045           1,077            947
                                       -----           -----          -----

Total non-performing assets          $ 3,624         $ 4,860        $ 4,011
                                       =====           =====          =====

Non-performing loans to loans            .38%            .57%           .46%
Non-performing assets to assets          .35%            .48%           .39%
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

The Company’s market risk arises primarily from interest rate risk, which the asset/liability management committee monitors and manages on a monthly basis. The committee manages the interest rate risks inherent in the loan, investment, deposit and borrowing portfolios of the Company. The asset/liability management committee determines the risk profile of the Company and determines strategies to maintain interest rate sensitivity at a low level. As of September 30, 2002 the institution was in a positive repricing gap position of approximately 3.88% of assets.

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

An analysis of the change in market value of equity shows how an interest rate shock will affect the difference between the market value of assets and the market value of liabilities. With all financial instruments being stated at market value, the ratio of the market value of equity to the market value of assets will fall by 70 basis points with an immediate and sustained increase in interest rates of 100 basis points. The ratio of the market value of equity to the market value of assets will increase by 40 basis points with an immediate and sustained decrease in interest rates of 100 basis points.

The Company has off balance sheet risks to the extent that it has made lending or investment purchase commitments. Total outstanding and unused loan commitments at September 30, 2002, were $78.187 million with $24.043 million of those commitments maturing in over one (1) year. The Company monitors these commitments with respect to credit quality as well as funding-related risks.

FIRST M & F CORPORATION

Item 4 - Controls and Procedures

The term “disclosure controls and procedures” (defined in SEC Rule 13a-14(c)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report (the “Evaluation Date”), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective.

There were no significant changes to the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

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

The number of these lawsuits filed against some of the Company’s subsidiaries increased during 2001 and the first nine months of 2002. Similarly, the number of plaintiffs participating in these lawsuits has increased significantly. Management has no reason to know whether these trends will continue. It is not possible to determine with any certainty at this point in time the potential exposure related to damages in connection with these suits. Future legislation and court decisions may limit the amount of damages that can be recovered in legal proceedings. However, management cannot predict at this time whether such legislation and court decisions will occur or the effect they may have on cases involving our subsidiaries.

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

PART II: OTHER INFORMATION

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

Item 6(a) - Exhibits

Exhibit 11 - Computation of Earnings Per Share - See note 4 to the consolidated financial statements included in this report.

Item 6(b) - Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the period July 1, 2002 to September 30, 2002.

FIRST M & F CORPORATION

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST M & F CORPORATION
-----------------------
     (Registrant)

DATE: November 12, 2002                    /s/ Hugh S. Pitts, Jr.
                                           ------------------------------------
                                           Hugh S. Potts, Jr.
                                           Chairman and Chief Executive Officer

DATE: November 12, 2002                    /s/ Robert C. Thompson, III
                                           ------------------------------------
                                           Robert C. Thompson, III
                                           Executive Vice President and
                                             Chief Financial Officer

                              FIRST M & F CORPORATION

CERTIFICATIONS
--------------

I, Hugh S. Potts, Jr., Chairman and Chief Executive Officer certify that:

1. I have reviewed this quarterly report on Form 10-Q of First M & F Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act
   Rules 13a-14 and 15d-14) for the registrant and we have:

   A. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   B. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   C. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the
      Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   A. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   B. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;
      and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

   Date:November 12, 2002             /s/ Hugh S. Potts, Jr.
                                      ----------------------------------------
                                      Hugh S. Potts, Jr.
                                      Chairman and Chief Executive Officer

                              FIRST M & F CORPORATION

CERTIFICATIONS
--------------

I, Robert C. Thompson, III, Executive Vice President and Chief Financial Officer
certify that:

7. I have reviewed this quarterly report on Form 10-Q of First M & F Corporation;

8. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

9. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

10.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in
     Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   A. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   B. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   C. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the
      Evaluation Date;

11.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   A. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   B. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;
      and

12.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

   Date:November 12, 2002             /s/ Robert C. Thompson, III
                                      -------------------------------------------
                                      Robert C. Thompson, III
                                      Executive Vice President and Chief Financial
                                        Officer

                              FIRST M & F CORPORATION

                                CERTIFICATION UNDER
                   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of First M & F Corporation (the "Company")
on Form 10-Q for the period ended September 30, 2002 as filed with Securities and
Exchange Commission on the date hereof (the "Report"), I, Hugh S. Potts, Jr., Chief
Executive Officer of the Company, certify, to the best of my knowledge and belief, pursuant to 18 U.S.C.ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley
Act of 2002, that:

   A. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   B. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATE:November 12, 2002                    BY:   /s/ Hugh S. Potts, Jr.
                                             ----------------------------------
                                                 Hugh S. Potts, Jr.
                                                 Chairman and
                                                 Chief Executive Officer

                              FIRST M & F CORPORATION

                                CERTIFICATION UNDER
                   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of First M & F Corporation (the "Company")
on Form 10-Q for the period ended September 30, 2002 as filed with Securities and
Exchange Commission on the date hereof (the "Report"), I, Robert C. Thompson, III,
Chief Financial Officer of the Company, certify, to the best of my knowledge and belief, pursuant to 18 U.S.C.ss. 1350, as adopted pursuant to ss. 906 of the
Sarbanes-Oxley Act of 2002, that:

   C. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   D. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATE:November 12, 2002                    BY:   /s/ Robert C. Thompson, III
                                             ----------------------------------
                                                 Robert C. Thompson, III
                                                 Executive Vice President and
                                                 Chief Financial Officer