Form 10-K
period 2002-12-31
FIRST M&F CORP/MS
filed 2003-02-28
CIK 320387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002 or

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number 0-09424

FIRST M&F CORPORATION (Exact Name of Registrant as specified in its Charter)

MISSISSIPPI	64-0636653
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

221 East Washington Street, Kosciusko, Mississippi	39090
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number: 662-289-5121 Securities registered under Section 12(b) of the Act:

None	None
Title of Each Class	Name of Each Exchange on Which Registered

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $5 par value	None
Title of Each Class	Name of Each Exchange on Which Registered

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          YES |X| NO |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     Based on closing sale price for shares on January 31, 2003, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $102,481,983.

     Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class Common stock ($5.00 par value)	Outstanding at January 31, 2003 4,620,436 Shares

DOCUMENTS INCORPORATED BY REFERENCE Portions of the following documents are incorporated by reference into Parts III of the Form 10-K report: Proxy Statement dated March 7, 2003.

CROSS REFERENCE INDEX

Page
PART I

Item 1	Business
Item 2	Properties
Item 3	Legal Proceedings
Item 4	Submission of Matters to a Vote of Security Holders

PART II

Item 5	Market for the Registrant’s Common Equity and Related Stockholder Matters
Item 6	Selected Financial Data
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A	Quantitative and Qualitative Disclosures About Market Risk
Item 8	Financial Statements and Supplementary Data
Item 9	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 10	Directors and Executive Officers of the Registrant
Item 11	Executive Compensation
Item 12	Security Ownership of Certain Beneficial Owners and Management
Item 13	Certain Relationships and Related Transactions
Item 14	Controls and Procedures

Part IV

Item 15	Exhibits, Financial Statement Schedules, and Reports on Form 8-K
Signatures
Certification
Exhibit Index

*	Information called for by Part III (Items 10 through 13) is incorporated by reference to the Registrant’s Proxy Statement dated March 7, 2003.

BUSINESS

Forward-Looking Statements

      This Form 10-K may contain, or incorporate by reference, statements which may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Prospective investors are cautioned that any such forward-looking statements are not guarantees for future performance and involve risks and uncertainties, and that acutal results may differ materially from those contemplated by such forward-looking statements. Specifically, this discussion includes statements with respect to the allowance for loan losses; the effect of legal proceedings against the Company’s financial condition, results of operations and liquidity; and market risk disclosures. Should one or more of these risks materialize or the assumptions prove to be significantly different, actual results may vary from those estimated, anticipated, projected or expected. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include significant fluctuations in interest rates, inflation, economic recession, significant changes in the Federal and state legal and regulatory environment, significant underperformance in our portfolio of outstanding loans and competition in our markets. We undertake no obligation to update or revise forward-looking statement to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

General

     First M & F Corporation (the Company) is a one-bank holding company chartered and organized under Mississippi laws in 1979. The Company engages exclusively in the banking business through its wholly-owned subsidiary, Merchants and Farmers Bank of Kosciusko (the Bank).

     The Bank was chartered and organized under the laws of the State of Mississippi in 1890, and accounts for substantially all of the total assets and revenues of the Company. The Bank is the seventh largest bank in the state, having total assets of approximately $1.03 billion at December 31, 2002. The Bank offers a complete range of commercial and consumer services at its main office and two branches in Kosciusko and its branches within central Mississippi, including Ackerman, Bruce, Brandon, Canton, Cleveland, Clinton, Durant, Grenada, Lena, Madison, Oxford, Pearl, Philadelphia, Ridgeland, Southaven, Starkville, Tupelo, and Weir, Mississippi.

     The Bank has five wholly-owned subsidiaries, M & F Financial Services, Inc., which is currently inactive, First M & F Insurance Company, Inc., a credit life insurance company, M & F Insurance Agency, Inc., a general insurance agency, M & F Insurance Group, Inc., a general insurance agency, and Merchants and Farmers Bank Securities Corporation, a real estate property management company. The Bank owns 51% of a joint venture, Merchants Financial Services, 49% of which is owned by an unaffiliated company. The joint venture engages in small business accounts receivable factoring, and is consolidated into the Company’s financial statements for reporting purposes.

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

     As of December 31, 2002, the Company and its subsidiary employed 416 full-time equivalent employees.

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

     The minimum guideline for the total capital to risk-weighted assets, including certain off-balance sheet items such as standby letters of credit (“total capital ratio”) is 8.0 percent. At least half of total capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets (“Tier 1 capital”). The remainder may consist of subordinated debt, other preferred stock, a limited amount of loan loss reserves, and unrealized gains on equity securities subject to limitations (“Tier 2 capital”). At December 31, 2002, the Company and the Bank were in compliance with the total capital ratio and the Tier 1 capital ratio requirements. Note 18 of the Notes to Consolidated Financial Statements presents the Company’s and the Bank’s capital ratios.

Deposit Insurance Assessments

     The deposits of the Bank are insured by the FDIC up to the limits set forth under applicable law. A majority of the deposits of the Bank are subject to the deposit insurance assessments of the Bank Insurance Fund (“BIF”) of the FDIC. However, a portion of the Bank’s deposits, relating to a savings association acquisition, are subject to assessments imposed by the Savings Association Insurance Fund (“SAIF”) of the FDIC. The FDIC equalized the assessment rates for BIF-insured and SAIF-insured deposits effective January 1, 1997. The assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution’s capital position and other supervisory factors. Legislation was enacted in 1996 requiring both SAIF-insured and BIF-insured deposits to pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation (“FICO”). The FDIC is currently assessing, effective for the first quarter of 2003, BIF- and SAIF-insured deposits totaling an additional 1.68 basis points per $100 of deposits.

STATISTICAL DISCLOSURE

The statistical disclosures for the Company are contained in Tables 1 through 12.

TABLE 1 - COMPARATIVE AVERAGE BALANCES/YIELDS

		2002			2001			2000
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost

Interest bearing bank balances	7,387	124	1.68%	9,032	417	4.62%	6,609	473	7.16%
Federal funds sold	10,241	163	1.59%	16,173	683	4.22%	10,753	645	6.00%
Taxable investments	194,120	9,998	5.15%	190,275	11,418	6.00%	220,177	13,717	6.23%
Tax-exempt investments	56,567	4,104	7.26%	59,441	4,454	7.49%	59,187	4,519	7.64%
Loans	660,529	49,125	7.44%	645,541	55,152	8.54%	630,485	55,854	8.86%

Total earning assets	928,844	63,514	6.84%	920,462	72,124	7.84%	927,211	75,208	8.11%
Nonearning assets	94,202			89,660			82,408

Total average assets	1,023,046			1,010,122			1,009,619

NOW, MMDA & Savings	362,415	5,986	1.65%	291,891	8,443	2.89%	275,496	9,044	3.28%
Certificates of deposit	355,745	13,813	3.88%	415,846	23,341	5.61%	432,036	24,805	5.74%
Short-term borrowings	20,512	695	3.39%	17,301	756	4.37%	3,800	250	6.58%
Other borrowings	72,010	3,208	4.45%	83,725	4,815	5.75%	112,411	7,128	6.34%

Total interest bearing liabilities	810,682	23,702	2.92%	808,763	37,355	4.62%	823,743	41,227	5.00%
Noninterest bearing deposits	98,470			92,928			84,265
Noninterest bearing liabilities	8,940			8,234			9,625
Capital	104,954			100,197			91,986

Total average liabilities and equity	1,023,046			1,010,122			1,009,619

Net interest margin		39,812	4.29%		34,769	3.78%		33,981	3.66%
Less tax equivalent adjustment
Investments		1,531			1,661			1,686
Loans		110			143			168

Reported net interest margin		38,171	4.11%		32,965	3.58%		32,127	3.46%

Tax equivalent adjustments were made using a blended Federal/State rate of 37.3%.

TABLE 2 - RATE/VOLUME VARIANCES

	2002 Compared To 2001 Increase (Decrease) Due To			2001 Compared To 2000 Increase (Decrease) Due To
	Volume	Yield/ Cost	Net	Volume	Yield/ Cost	Net
Interest earned on:
Interest bearing bank balances	(52)	(241)	(293)	143	(199)	(56)
Federal funds sold	(172)	(348)	(520)	277	(239)	38
Taxable investments	214	(1,634)	(1,420)	(1,829)	(470)	(2,299)
Tax-exempt investments	(212)	(138)	(350)	19	(84)	(65)
Loans	1,198	(7,225)	(6,027)	1,310	(2,012)	(702)

Total earning assets	615	(9,225)	(8,610)	(538)	(2,546)	(3,084)

Interest paid on:
NOW, MMDA & Savings	1,602	(4,059)	(2,457)	506	(1,107)	(601)
Certificates of deposit	(2,854)	(6,674)	(9,528)	(919)	(545)	(1,464)
Short-term borrowings	125	(186)	(61)	739	(233)	506
Other borrowings	(598)	(1,009)	(1,607)	(1,734)	(579)	(2,313)

Total interest bearing liabilities	72	(13,725)	(13,653)	(721)	(3,151)	(3,872)

Change in net interest income
on a tax-equivalent basis	543	4,500	5,043	183	605	788

The rate/volume variances are computed for each line item and are therefore non-additive.

TABLE 3 - SECURITIES AVAILABLE FOR SALE AND SECURITIES HELD TO MATURITY

	Carrying Value of Securities December 31
	2002	2001	2000

Securities Available For Sale
U.S. Treasury	1,082	3,056	3,023
Government agencies	60,806	25,029	32,079
Mortgage-backed securities	107,868	150,619	151,874
Obligations of states and political subdivisions	59,642	64,986	62,041
Other securities	6,712	7,231	15,617

Total securities available for sale	236,110	250,921	264,634

Securities Held To Maturity
U.S. Treasury	0	0	0
Government agencies	0	0	0
Mortgage backed securities	0	0	0
Obligations of states and political subdivisions	0	0	0
Other securities	0	0	0

Total securities held to maturity	0	0	0

TABLE 4 - MATURITY DISTRIBUTION AND YIELDS OF SECURITIES AVAILABLE FOR SALE AND SECURITIES HELD TO MATURITY

	Within One Year	Yield	After One But Within Five Years	Yield	After Five But Within Ten Years	Yield	Over Ten Years	Yield	Total	Yield

Securities Available For Sale
U.S. Treasury	500	2.77%	0	0.00%	537	4.60%	0	0.00%	1,037	3.72%
Government agencies	7,513	5.25%	50,099	4.23%	513	5.38%	0	0.00%	58,125	4.37%
Mortgage-backed securities	61,241	5.30%	31,300	5.52%	1,953	5.19%	9,627	5.00%	104,121	5.34%
Obligations of states and
political subdivisions	12,024	7.32%	25,683	7.18%	19,248	6.88%	0	0.00%	56,955	7.11%
Other debt securities	503	3.77%	2,877	6.43%	0	0.00%	0	0.00%	3,380	6.03%

Total securities available
for sale	81,781	5.56%	109,959	5.34%	22,251	6.64%	9,627	5.00%	223,618	5.54%
Equity securities									2,999

									226,617

Tax equivalent adjustments were made using a blended Federal rate of 34.0% and a State rate of 5.0%. The amounts shown represent the investment portfolio as stated at amortized cost.

Non mortgage backed securities are categorized in the earlier of their maturity dates or their call dates. Mortgage backed securities are distributed based upon their estimated average lives.

TABLE 5 - COMPOSITION OF THE LOAN PORTFOLIO

	2002		2001		2000		1999		1998

	Amount	% Of Total	Amount	% Of Total	Amount	% Of Total	Amount	% Of Total	Amount	% Of Total

Commercial, financial and agricultural	94,169	13.87%	86,040	13.01%	75,942	12.01%	68,521	11.25%	55,177	13.32%
Non-residential real estate	262,141	38.62%	234,950	35.53%	202,619	32.04%	172,982	28.41%	142,027	34.29%
Residential real estate	244,032	35.95%	247,384	37.41%	249,745	39.50%	250,875	41.20%	121,885	29.43%
Consumer loans	78,395	11.55%	92,875	14.04%	103,960	16.44%	116,543	19.14%	95,040	22.95%
Lease financing	9	0.00%	33	0.00%	51	0.01%	29	0.00%	55	0.01%

Total loans	678,746	100.00%	661,282	100.00%	632,317	100.00%	608,950	100.00%	414,184	100.00%

TABLE 6 - LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

Maturity distribution of loans at December 31, 2002

	Within One Year	One to Five Years	After Five Years	Total

Commercial, financial and agricultural	56,433	36,194	1,551	94,178
Non-residential real estate	85,486	154,397	22,258	262,141
Residential real estate	58,020	139,608	46,404	244,032
Consumer loans	37,923	40,235	237	78,395

Total loans	237,862	370,434	70,450	678,746

Rate sensitivity of loans at December 31, 2002.

	One to Five Years	After Five Years	Total

Fixed rate loans	305,104	40,942	346,046
Floating rate loans	65,330	29,508	94,838

	370,434	70,450	440,884

TABLE 7 - NONPERFORMING ASSETS AND PAST DUE LOANS

Combined	2002	2001	2000	1999	1998

Nonaccrual loans	1,583	1,825	1,385	2,072	852
Restructured loans	0	0	0	0	0

Total nonperforming loans	1,583	1,825	1,385	2,072	852
Other real estate owned	950	1,077	965	1,150	1,123

Total nonperforming assets	2,533	2,902	2,350	3,222	1,975
Accruing loans past due 90 days or more	2,170	2,209	1,906	1,069	1,155

Total nonperforming assets and loans	4,703	5,111	4,256	4,291	3,130

TABLE 8 - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	2002	2001	2000	1999	1998

Balance at beginning of year	8,426	8,510	7,629	5,835	5,315
Adjustment for purchase acquisition	0	0	0	866
Charge offs
Commercial, financial and agricultural	(650)	(2,313)	(1,897)	(134)	(188)
Real estate - nonresidential	(332)	(301)	(176)	(58)	(321)
Real estate - residential	(474)	(507)	(164)	(289)	(130)
Consumer	(1,849)	(2,167)	(1,989)	(1,612)	(1,380)

Total	(3,305)	(5,288)	(4,226)	(2,093)	(2,019)
Recoveries
Commercial, financial and agricultural	82	74	70	46	52
Real estate - nonresidential	37	20	37	50	63
Real estate - residential	6	50	46	1	30
Consumer	517	645	655	540	429

Total	642	789	808	637	574

Net charge offs	(2,663)	(4,499)	(3,418)	(1,456)	(1,445)
Provision for loan losses	4,495	4,415	4,299	2,384	1,965

Balance at end of year	10,258	8,426	8,510	7,629	5,835
Net Charge Offs To Average Loans	0.40%	0.69%	0.54%	0.32%	0.37%

TABLE 9 - ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	December 31

	2002	2001	2000	1999	1998

Commercial, financial and agricultural	3,804	2,381	1,292	1,672	1,311
Non-residential real estate	322	411	487	383	189
Residential real estate	1,048	1,102	1,596	1,313	502
Consumer loans	5,084	4,532	5,135	4,261	3,833

Total loans	10,258	8,426	8,510	7,629	5,835

Allowance As A Percentage Of Loan Type

	December 31

	2002	2001	2000	1999	1998

Commercial, financial and agricultural	4.04%	2.77%	1.70%	2.44%	2.38%
Non-residential real estate	0.12%	0.18%	0.24%	0.22%	0.13%
Residential real estate	0.43%	0.45%	0.64%	0.52%	0.41%
Consumer loans	6.48%	4.88%	4.94%	3.66%	4.03%

Total loans	1.51%	1.27%	1.35%	1.25%	1.41%

Net Charge Offs As A Percent Of Year End Loans Outstanding, By Type

	December 31

	2002	2001	2000	1999	1998

Commercial, financial and agricultural	0.60%	2.60%	2.41%	0.13%	0.25%
Non-residential real estate	0.11%	0.12%	0.07%	0.00%	0.18%
Residential real estate	0.19%	0.18%	0.05%	0.11%	0.08%
Consumer loans	1.70%	1.64%	1.28%	0.92%	1.00%

Total loans	0.39%	0.68%	0.54%	0.24%	0.35%

TABLE 10 - TIME DEPOSITS OF $100,000 OR MORE

The table below shows maturities of outstanding time deposits of $100,000 or more at December 31, 2002 (in thousands):

Three months or less	$30,598
Over three months through six months	34,489
Over six months through twelve months	20,847
Over one year	39,965

Total	125,899

TABLE 11 - SELECTED RATIOS

The following table reflects ratios for the Company for the last three years:

	2002	2001	2000

Return on average assets	1.00%	0.71%	0.70%
Return on average equity	9.75%	7.14%	7.70%
Dividend payout ratio	45.05%	64.52%	65.36%
Equity to assets ratio	10.26%	9.92%	9.11%

TABLE 12 - SHORT-TERM BORROWINGS

The table below presents certain information regarding the Company’s short-term borrowings for each of the last three years (in thousands of dollars):

	2002	2001	2000

Outstanding at end of period	23,599	16,458	28,969
Maximum outstanding at any month-end
during the period	23,599	20,562	31,626
Average outstanding during the period	20,512	17,301	3,800
Interest paid	695	756	250
Weighted average rate during each period	3.39%	4.37%	6.58%

PROPERTIES

     The Bank’s legal headquarters is a 21,000 square foot, three story, brick building located at 134 West Washington Street. The building has a banking office and drive-up facility occupying the first floor. This building houses the primary administrative offices of the Bank and Company.

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

     The number of these lawsuits filed against some of the Company’s subsidiaries increased during 2001 and 2002. Similarly, the number of plaintiffs participating in these lawsuits has increased significantly. Management has no reason to know whether these trends will continue. It is not possible to determine with any certainty at this point in time the potential exposure related to damages in connection with these suits. Future legislation and court decisions may limit the amount of damages that can be recovered in legal proceedings. However, management cannot predict at this time whether such legislation and court decisions will occur or the effect they may have on cases involving our subsidiaries.

     Additionally, the Company and its subsidiaries are defendants in various other lawsuits arising out of the normal course of business. In the opinion of management, the ultimate resolution of this category of claims should not have a material adverse effect on the Company’s consolidated financial position or results of operations.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a shareholder vote during the fourth quarter of 2002.

MARKET FOR THE REGISTRANT’S COMMON STOCK
AND RELATED STOCKHOLDER MATTERS

     Effective September 1, 1996, the Company’s common stock was listed with the National Association of Securities Dealers, Inc. Automated Quotation National Market System (NASDAQ) and became subject to trading and reporting over the counter with most securities dealers.

     At December 31, 2002, there were 1,299 shareholders of record of the Company’s common stock. On December 31, 2002, the Company’s stock closed at $27.75 per share.

STOCK AND DIVIDEND PERFORMANCE

Investment Data

December 31, 2002

52-Week range	$20.50 - $28.04
Closing stock price	$27.75
Earnings per share (basic)	$2.22
Book value per share	$23.59
Shares outstanding	4,587,046
Stock appreciation since 12/97	(7.1%)

Stock and Dividend Performance

	2002		2001		2000		1999		1998

Price/earnings ratio	12.50	x	13.23	x	11.03	x	13.89	x	16.67	x
Price/book value ratio	1.18	x	.95	x	.80	x	1.55	x	2.06	x
Book value/share	$23.59		$21.68		$21.01		$19.41		$17.45
Dividend payout ratio	45.1%		64.5%		65.4%		46.3%		44.4%
Historical dividend yield	4.9%		5.9%		3.3%		2.8%		2.4%

Quarterly Closing Common Stock Price Ranges and Dividends Paid

2002:	First	Second	Third	Fourth

High	$24.50	$26.50	$27.00	$28.04
Low	20.50	22.60	22.02	25.85
Close	23.50	25.00	26.20	27.75
Dividend	.25	.25	.25	.25

2001:

High	$21.88	$25.50	$28.00	$24.25
Low	16.63	19.00	21.60	19.60
Close	19.38	23.00	22.13	20.50
Dividend	.25	.25	.25	.25

SELECTED FINANCIAL DATA

(Thousands, except per share data)	2002		2001		2000		1999		1998

EARNINGS

Interest income	$61,873		$70,320		$73,354		$53,677		$49,299
Interest expense	23,702		37,355		41,227		25,210		24,391

Net interest income	38,171		32,965		31,127		28,467		24,908
Provision for loan losses	4,495		4,415		4,299		2,384		1,965
Noninterest income	14,088		13,783		10,576		8,431		6,212
Noninterest expense	33,394		32,118		29,803		23,343		18,718
Income taxes	4,135		3,062		1,522		3,005		2,595

Net income	$10,235		$7,153		$7,079		$8,166		$7,842

Net interest income, taxable equivalent	$39,812		$34,769		$33,981		$30,675		$26,904

Cash dividends paid	$4,610		$4,615		$4,626		$3,920		$3,259

PER COMMON SHARE

Net income	$2.22		$1.55		$1.53		$2.16		$2.16
Cash dividends paid	1.00		1.00		1.00		1.00		.96
Book value	23.59		21.68		21.01		19.41		17.45
Closing stock price	27.75		20.50		16.88		30.00		36.00

SELECTED AVERAGE BALANCES

Assets	$1,023,046		$1,010,122		$1,009,619		$759,584		$672,051
Earning assets	937,991		933,061		928,792		697,667		623,025
Loans	663,503		648,444		631,295		457,023		393,894
Investments	256,861		259,412		280,135		230,268		206,617
Total deposits	816,630		800,665		791,797		655,647		596,495
Equity	104,954		100,197		91,986		67,003		60,640

SELECTED YEAR-END BALANCES

Assets	$1,037,134		$1,018,309		$1,020,416		$1,023,037		$702,006
Earning assets	935,166		917,328		926,415		918,640		650,165
Loans	678,746		661,282		633,209		608,950		414,184
Investments	236,110		250,921		264,280		292,179		210,646
Core deposits	698,125		679,437		632,248		659,178		561,003
Total deposits	824,024		816,617		787,554		789,941		625,398
Equity	108,210		100,063		96,942		90,677		63,511

SELECTED RATIOS

Return on average assets	1.00%		.71%		.70%		1.08%		1.17%
Return on average equity	9.75%		7.14%		7.70%		12.19%		12.93%
Average equity to average assets	10.26%		9.92%		9.11%		8.82%		9.02%
Dividend payout ratio	45.05%		64.52%		65.36%		46.30%		44.44%
Price to earnings (x)	12.50	x	13.23	x	11.03	x	13.89	x	16.67	x
Price to book (x)	1.18	x	.95	x	.80	x	1.55	x	2.06	x

FINANCIAL HIGHLIGHTS

(Dollars in Thousands, except per share)	2002	2001	Percent Change	Five-Year Compounded Growth Rate

EARNINGS

Net interest income	$38,171	$32,965	15.8%	9.5%
Noninterest income	14,088	13,783	2.2	20.0
Noninterest expense	33,394	32,118	4.0	15.3
Net income	10,235	7,153	43.1	4.7

AVERAGE BALANCES

Assets	$1,023,046	$1,010,122	1.3%	11.1%
Earning assets	937,991	926,643	1.2	10.9
Loans	663,503	648,444	2.3	12.7
Deposits	816,630	800,665	2.0	8.9
Shareholders’ equity	104,954	100,197	4.8	13.8

YEAR END BALANCES

Assets	$1,037,134	$1,018,309	1.9%	10.8%
Earning assets	935,166	917,891	1.9	10.2
Loans	678,746	661,282	2.6	12.5
Deposits	824,024	816,617.9		8.7
Shareholders’ equity	108,210	100,063	8.1	13.4

PER COMMON SHARE

Net income (basic)	$2.22	$1.55	43.2%	(.2%)
Book value	23.59	21.68	8.8	8.3
Cash dividends paid	1.00	1.00	—	2.6
Closing market price	27.75	20.50	35.4	(7.1)

NONFINANCIAL DATA

Shareholders	2,443	2,405
Employees	416	423
Financial service offices	40	40

OTHER FINANCIAL DATA

							Change
(Dollars in thousands)	2002		2001		2000		2002 Vs 2001		2001 Vs 2000

COMPOSITION RATIOS

Earning assets to assets	90.17%		90.09%		90.79%		8	bp	(70	)bp
Loans to earning assets	72.58		72.08		68.35		54		373
Interest-bearing liabilities to earning assets	87.35		86.93		88.51		42		(158)
Loans to total deposits	82.37		80.98		80.21		139		77
Noninterest-bearing deposits to total deposits	12.37		13.32		11.20		(95)		212

ALLOWANCE FOR LOAN LOSSES

Beginning balance	$8,426		$8,510		$7,629		(1.0%)		11.6%
Provision for loan losses	4,495		4,415		4,299		1.8		2.7
Charge-offs	(3,305)		(5,288)		(4,226)		(37.5)		25.1
Recoveries	642		789		808		(18.6)		(2.4)

Net charge-offs	(2,663)		(4,499)		(3,418)		(40.8)		31.6

Ending balance	$10,258		$8,426		$8,510		21.7%		(1.0%)

COMPOSITION OF RISK ASSETS

Nonaccrual loans	$1,583		$1,825		$1,385		13.3%		31.8%
Foreclosed property	950		1,077		965		(11.8)		11.6

Nonperforming assets	$2,533		$2,902		$2,350		(12.7%)		23.5%

Accruing loans past due 90 days	$2,170		$2,209		$1,906		(1.8%)		15.9%

ASSET QUALITY RATIOS

Net charge-offs to average loans	.40%		.69%		.54%		15	bp	15	bp
Nonaccrual loans to total loans	.23		.28		.22		6		6
Nonperforming assets to:
Loans and foreclosed property	.37		.44		.37		7		7
Total assets	.24		.28		.23		5		5
Allowance for loan losses to total loans	1.51		1.27		1.35		(8)		(8)
Allowance for loan losses to nonaccrual loans (x)	6.48	x	4.62	x	6.14	x	(152)		(152)

QUARTERLY FINANCIAL TRENDS

	2002
(Dollars in Thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	4th Qtr ’02 Vs 4th Qtr ’01

Interest income	$15,679	$15,443	$15,752	$14,999	(10.4%)
Interest expense	6,619	6,174	5,620	5,289	(32.5)

Net interest income	9,060	9,269	10,132	9,710	9.1
Provision for loan losses	1,200	1,280	1,004	1,011	(15.8)
Noninterest income	3,273	3,315	3,791	3,709	7.2
Noninterest expense	7,928	8,078	8,846	8,542	4.8
Income taxes	896	897	1,206	1,136	19.7

Net income	$2,309	$2,329	$2,867	$2,730	32.5%

Per common share:
Net income (basic)	$.50	$.51	$.62	$.59	31.1%
Net income (diluted)	$.50	$.51	$.62	$.59	31.1%

Cash dividends	.25	.25	.25	.25	—

	2001
(Dollars in Thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	4th Qtr ’01 Vs 4th Qtr ’00

Interest income	$18,226	$17,875	$17,484	$16,735	(11.1%)
Interest expense	10,495	9,792	9,232	7,836	(36.8)

Net interest income	7,731	8,083	8,252	8,899	9.9
Provision for loan losses	900	1,115	1,200	1,200	(27.2)
Noninterest income	3,716	3,272	3,336	3,459	113.5
Noninterest expense	7,737	8,055	8,177	8,149	5.3
Income taxes	870	617	626	949	—

Net income	$1,940	$1,568	$1,585	$2,060	67.3%

Per common share:
Net income (basic)	$.42	$.34	$.34	$.45	66.7%
Net income (diluted)	$.42	$.34	$.34	$.45	66.7%

Cash dividends	.25	.25	.25	.25	—

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

Summary

     Net income for 2002 was $10,234,949, or $2.22 per share as compared to $7,153,265, or $1.55 per share in 2001. Net income for 2001 was up from net income in 2000 of $7,078,910, or $1.53 per share. Income tax expense increased by $1.073 million in 2002 as compared to 2001 due to higher pre-tax earnings and increased by $1.5 million in 2001 as compared to 2000 due to lower earnings in 2000 and a 2000 tax credit of $847 thousand related to prior year acquisitions.

     In 2002 the Company closed a small drive-in branch in Grenada and acquired an insurance agency in Brandon. The Company also acquired land adjacent to a shopping center in Rankin County in the third quarter, anticipating building a full service branch in the third or fourth quarter of 2003. The Company also acquired a former bank building in Tupelo with plans to remodel and open the facility by the second quarter of 2003.

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

     Total assets increased by 1.9% in 2002 to end the year at $1.038 billion. Total assets fell by .2% in 2001 to end the year at $1.018 billion. Total assets fell by .3% in 2000 to end the year at $1.020 billion. The compounded annual growth rate for total assets for the last five (5) years was 10.8%, while the compounded growth rate for deposits was 8.7%.

Earning Assets

     The average earning asset mix for 2002 was 70.7% in loans, 27.4% in investments, and 1.9% in short-term funds. The average earning asset mix for 2001 was 69.5% in loans, 27.8% in investments, and 2.7% in short-term funds. The average earning asset mix for 2000 was 68.0% in loans, 30.2% in investments, and 1.9% in short-term funds. Loans grew by 2.6% in 2002 while deposits grew by .9%. Loan growth was slightly less than deposit growth in 2001 while loan growth exceeded deposit growth in 2000, with deposits actually decreasing in 2000. Noninterest bearing deposits fell by 6.3% in 2002 and grew by 24.3% in 2001 after growing by ..2% in 2000. The following table shows the volume changes in loans and deposits over the last four years, excluding the effect of the Community Federal acquisition.

	2002	2001	2000	1999
Net increase in loans	$17,464	$28,073	$24,259	$52,299
Net increase in deposits	7,407	29,063	(2,387)	22,832
Ratio of loan growth to deposit growth	235.8%	96.6%	—	229.1%

     Deposit growth in 2002 was dominated by growth in NOW and MMDA balances, which grew by 25.6%, while certificates of deposit decreased by 10.1%. Deposit growth in 2001 was primarily in demand, NOW and MMDA accounts, as customers moved funds out of certificates of deposit due to the decrease in certificate of deposit rates offered during 2001. Short-term Treasury rates fell by 422 basis points in 2001 and 51 basis points in 2002 after rising by 58 basis points in 1999. This pressure, combined with a poor stock market in 2001 and 2002 caused funds to move out of equity securities and time deposits into more liquid deposit accounts. The weak growth in 2000 was due to a much more competitive environment and to some disintermediation, as rates began to increase and deposits moved to annuity products and mutual funds. Loan growth was weak in 2002, 2001 and 2000. Loans grew by 2.6% in 2002, 4.4% in 2001 and by 4.0% in 2000. Consumer and residential loan balances decreased throughout 2001 and 2002 while commercial real estate-secured loans grew by over 13% in 2002. The Company introduced a home equity line promotion in 2001 that resulted in an increase in those balances of $12.8 million for the year. An additional $5.7 million in growth was attained in 2002. The Company’s strategy for loan growth has been twofold: (1) continue steady growth at reasonable interest rates in current markets and (2) enter into new markets to provide for additional growth opportunities. The Company expanded in 2001 into a second location in Southaven, which was a high-growth market in 2000 and 2001. The Company has plans for additional expansion in 2002 in Rankin County and Tupelo. Although the short-term effect of de novo expansion on earnings is negative, management believes that this strategy creates long-term shareholder value.

Investment Securities

     The Company’s investment portfolio decreased by 5.9% in 2002, by 5.2% in 2001 and by 9.4% in 2000. The 2002 and 2001 decreases were primarily attributable to the maturing of investments in a leverage portfolio from a 1999 bank acquisition. The 2000 decrease was primarily used to pay out high costing deposits and company debt, as well as to increase the loan portfolio. In 2002 the Company increased its investment in U.S. Government agency securities to use some of the liquidity that was not needed to fund loan growth. Most of the purchases were of securities with maturities of approximately 2 years. In 2001 the Company increased its percentage of investments in municipal bonds while decreasing its percentage allocated to Government securities. This change was primarily due to the attractiveness of municipals, given the changes in the yield curve in 2001. In 1999 and 2000 the Company did not change its mix of Government, municipal, and mortgage-backed securities. As of December 31, 2002, municipal securities represented 25.5% of total debt securities as compared to 26.3% at December 31, 2001 and 24.4% at December 31, 2000.

Deposits and Borrowings

     Deposits grew by .9% in 2002, 3.7% in 2001, and decreased by .3% in 2000. NOW and MMDA deposits increased while certificates of deposit decreased in 2002, primarily due to the low interest rate environment. The increase in 2001 occurred primarily in demand and money market accounts as depositors sought liquidity in the lower rate environment. The Company offered bonus-rate certificate of deposit products for 36 and 60-month maturities during 2002 to try to extend the average maturity life of the deposit base and reduce interest rate sensitivity. The largest increase in 2000 was in the certificate of deposit category where bonus-rate promotional programs were used to generate funds. Higher certificate of deposit rates and an extremely competitive environment made it difficult to maintain deposit growth in 2000.

     Long-term debt decreased by $2.5 million in 2002 and by $24.0 million from 2000 to 2001 and by $23.6 million from 1999 to 2000 as debt related to an investment leverage program was reduced as investments matured. Borrowings were used in 2002 as an alternative to deposits to fund some longer-term new loan production. Funding for loan growth in 2001 was provided primarily through deposit funding while loan growth in 2000 was provided through investment maturities, short-term funds and the use of excess cash balances. The Company uses wholesale funding sources such as the Federal Home Loan Bank to provide the liquidity needed for loan growth. However, the long-term strategy of the Company is to primarily fund loan growth through deposit growth first, with borrowings used when deposit funding is uneconomical. During 2002 the Company took advantage of occasions when borrowing rates were lower than comparable certificate of deposit rates.

Liquidity and Interest Rate Sensitivity Management

     Liquidity is the ability of a bank to convert assets into cash and cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Company’s ability to meet day-to-day cash flow requirements of customers, whether they wish to withdraw funds or to borrow funds to meet their capital needs. The Company was sufficiently liquid in 2000 and 2001 to fund loan growth without additional borrowings. Historically, deposit growth has been sufficient to provide for the Company’s liquidity needs. In 2002 the Company used borrowings as well as deposits due to lower demand by customers for time deposit products and to the availability of low-cost funds in the Federal Home Loan Bank lines. The Company has sufficient lines available through the Federal Home Loan Bank and correspondent banks to meet all anticipated liquidity needs.

     The Company announced a stock repurchase plan in August of 2002 targeting the repurchase of 184,590 shares of stock from September of 2002 through September of 2004. Through December 31, 2002, the Company had repurchased 27,738 shares at an average price of $27.21 per share. The total cost of the 2002 purchases was $755 thousand. The Company instituted a stock repurchase program for up to 482 thousand shares in the third quarter of 1999 related to the Community Federal acquisition. As of December 31, 2000, the Company had repurchased 367 thousand shares at an average price of $29.23 per share. The Company used borrowings of approximately $9.5 million against its lines of credit at other commercial banks. The resulting debt from the program is expected to be paid off through dividends received by the Company from Merchants and Farmers Bank. The total repurchase debt for both programs was down to $7.6 million at the end of 2002. The repurchase program has not had any negative effect on liquidity.

     Interest rate sensitivity is a function of the repricing characteristics of the Company’s portfolio of assets and liabilities. Interest rate sensitivity management focuses on repricing relationships of these assets and liabilities during periods of changing market interest rates. Management seeks to minimize the effect of interest rate movements on net interest income. The asset-liability management committee monitors the interest-sensitivity gap on a monthly basis. At the end of 2002 the one-year repricing gap stood at +7%. The Company embarked on a strategy to increase the rate sensitivity of assets while reducing the sensitivity of liabilities. This was done by reducing the maturity terms of loans made in 2002 as well as by purchasing shorter-maturity securities. The Company also used long-term CD promotions and FHLB borrowings to increase the average maturity of the liability portfolio. These initiatives were taken with the anticipation of a rising interest rate environment at the end of the current soft economic cycle. At the end of 2002 the one-year repricing gap stood at +1% as compared to -7% at the end of 2001 and -6% at the end of 2000. The Company targets its one year repricing gap at between + 7.5% and - 7.5%.

Capital Resources

     Capital adequacy is continuously monitored by the Company to promote depositor and investor confidence and provide a solid foundation for future growth of the organization. The Company has continued to increase its dividend payout ratio, ending 2002 with a 45.05% ratio and ending 2001 with a ratio of 64.5%. The high payout percentage was due to the lower earnings per share, as the Company maintained a $1.00 annual dividend rate for 1999 through 2002. The ratio of capital to assets stood at 10.4% at December 31, 2002, 9.8% at December 31, 2001 and 9.5% at December 31, 2000, with risk-based capital ratios well in excess of the regulatory requirements. The lack of growth in 2000 through 2002 was a contributing factor to the improvement of the capital ratio from 8.9% at December 31, 1999. The Company issued approximately 1.2 million shares along with the $37.7 million in cash for Community Federal Bancorp in November, 1999. The use of the equity securities allowed the Company to maintain a strong capital position even while recording $15 million in intangible assets from the acquisition. The Company also has sufficient lines of credit at commercial banks to raise additional funds if needed. The Company’s stock is publicly traded on NASDAQ, also providing an avenue for additional capital if it is needed.

Results of Operations

Net Interest Income

     Net interest income is the largest component of the Company’s net income and represents income from interest earning assets less the cost of interest bearing liabilities. Net interest income was $38.2 million in 2002 as compared to $33.0 million in 2001 and $32.1 million in 2000. The improvement in 2002 was due to the ability of the Company to take advantage of the trend of decreasing interest rates. Earning asset yields decreased by 100 basis points in 2002 while liability costs decreased by 170 basis points. Therefore, while interest and fees on loans decreased by $6.0 million in 2002, interest on deposits decreased by $12.0 million. The low growth in 2001 was due mainly to slow loan growth. The 12.6% growth in 2000 was due to the volumes brought about by the late 1999 merger. Loan yields decreased in 2000, 2001 and 2002 due to competitive pressures in 2000 and 2001 as well as the lower rate environment in 2002 and 2001. During 2001 and 1999 liability costs decreased more than earning asset yields.

     During 1999 the Company experienced a change in earning asset mix with loans becoming a larger percentage of total earning assets. Due to the 1999 merger, mortgages became a large component of the loan portfolio, as approximately $130 million of mortgages were acquired. These mortgages paid down at a rate of approximately $1 million per month in 2000 and $2 million per month in 2002 and 2001. Management will continue to try to grow the commercial and consumer loan components of earning assets as long as prudent opportunities are available.

Provision for Loan Losses

     During 2002 the Company’s provision increased to $4.5 million from $4.4 million in 2001 and $4.3 million in 2000. The 2001 provision included an additional accrual of $800 thousand that was needed to replenish the allowance following a single customer charge-off in May of $2 million. The 2000 increase of $1.9 million over 1999 was due primarily to additional accruals that were needed for a $1 million charge-off in September. The remaining increase in the allowance in 2002 and 2001 was due to the increased size of the portfolio. Net charge-offs were $2.7 million in 2002 as compared to $4.5 million in 2001 and $3.4 million in 2000. Net charge-offs as a percentage of average loans were .40% in 2002, .69% in 2001, and .54% in 2000. Nonaccrual loans as a percentage of total loans were .23% at the end of 2002, .28% at the end of 2001, and .22% at the end of 2000. Management has a conservative approach to classifying loans internally for purposes of determining needed reserves. The percentage of the allowance to total loans was 1.51% at December 31, 2002, 1.27% at December 31, 2001, and 1.35% at December 31, 2000.

     Management reviews loan quality on a monthly basis, and makes determinations as to the adequacy of the allowance for loan losses on a quarterly basis. Classified and past due loans are monitored to determine if deterioration is occurring, and if corrective actions need to be taken. The following table shows the calculation of the allowance for 2002 and 2001 based upon classified loans.

	2002		2001
	Balances	Allowance Allocated	Balances	Allowance Allocated
Doubtful	2,085	1,042	1,306	653
Substandard	7,117	1,423	9,131	1,826
Bankruptcy	3,930	590	3,128	469
Special mention	8,856	886	9,319	932
Other past due loans	4,054	203	4,855	243
General allowance		6,114		4,303
		10,258		8,426

Noninterest Income

     Noninterest income for 2002 was $14.1 million as compared to $13.8 million in 2001 and $10.6 million in 2000. Deposit income improved by 6.1% in 2002 while insurance agency commissions increased by 13.8%. The insurance revenues were driven by increased pricing throughout the industry in late 2001 and continuing into 2002. Commissions on annuity sales doubled in 2002 as customers sought alternatives to deposit products to achieve better returns. The largest increase in 2001 was in the mortgage banking revenues, which were driven by new loan and refinancing activity. Deposit revenues, driven by volume increases, grew by 8.5%. Insurance agency commissions grew by 7.4%, also due to increased new account activity and referral efforts. The Company also recognized approximately $300 thousand in security gains as it disposed of certain mortgage-backed securities and invested in other securities that could collateralize a $10 million repurchase agreement. This transaction was executed to reduce the Company’s costs of borrowing. Another $125 thousand in gains were taken in Treasury, municipal and corporate securities in order to reallocate those funds into investments with more attractive durations. The increase in 2000 was due to increased deposit revenues and increased insurance agency revenues. The increased deposit revenues were due mainly to increased transactions. The agency revenue increases were due to agency acquisitions in December, 1999 and January, 2000. The Company purchased two (2) independent insurance agencies in 2000 and three (3) agencies in 1999. The acquired agencies sell personal and commercial property, casualty, life and health insurance products. Included in other noninterest income for 2002 is approximately $772 thousand, for 2001 is approximately $656 thousand, and for 2000 is approximately $569 thousand in increases in cash surrender value of insurance policies purchased by the Company in 1998. The 2002 amount includes approximately $65 thousand from a claim. The Company recognized $1.4 million in losses in 2000 on equity securities that were marked to market at the end of the year.

Noninterest Expense

     Noninterest expense increased to $33.4 million in 2002 from $32.1 million in 2001 and $29.8 million in 2000. Salary expenses increased by approximately 3.4% in 2002 after increasing by approximately 6.2% in 2001. The Company embarked on an efficiency and productivity study in 2002 which resulted in a reduction of 29 full-time-equivalent employees by April 30. The Company opened additional lending positions in the second half of 2002 that resulted in a net decrease in employees of 12 by December 31. The Company also made an additional $465,000 in contributions to the pension plan in 2002 over and above the required contributions. This caused pension expenses to increase by $321 thousand over the 2001 expense. Legal expenses increased by approximately $400 thousand in 2002 due to litigation expenses on various cases as well as continuing expenses related to prior-year loan losses. Amortization of intangible assets decreased by $1.2 million in 2002 as goodwill amortization was discontinued following the implementation of a new accounting standard. Under the new standard, goodwill is tested for impairment annually. The Company completed its impairment test in the first quarter of 2002, with no impairment charge required. The largest increase in 2001 was in the salary and benefit category, with salaries increasing by approximately $700 thousand and health plan costs increasing by approximately $300 thousand. Other expense increases in 2001 were marketing expenses, which were up by $204 thousand and foreclosed asset expenses, which were up by $173 thousand. The 2000 increase was due mainly to the acquisition of Community Federal in November, 1999. The 2000 expenses included an increase of $1 million in goodwill amortization. The addition of commercial lenders and business development personnel in the more urban markets and the expansion of technological and internet banking capabilities put pressure on noninterest expenses in 1999 and again in 2001. The Company also invested in additional mainframe computer equipment in 2000 and again in the fourth quarter of 2002 as systems were evaluated and upgraded to allow for greater processing speed and capacity. The 2002 reviews resulted in technology changes that will occur in the first half of 2003.

     Noninterest expenses as a percentage of average assets were 3.3% in 2003, 3.2% in 2001, and 2.9% in 2000. The Company’s efficiency ratio was 62.0% in 2002, 66.2% in 2001 and 66.9% in 2000.

Income Taxes

     The Company’s effective tax rate was 28.8% in 2002, 30.0% in 2001, and 17.7% in 2000. The 2001 increase and 2000 decrease were due to an $850 thousand tax refund in 2000 resulting from the filing of the final tax returns for Community Federal. Another factor in the 2001 and 2002 increase over historical rates was an increased percentage of pre-tax earnings being derived from taxable sources. The Company primarily uses tax-exempt securities and loans to provide tax benefits and does not use any exotic tax-shelter vehicles.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk comes in the form of risk to the net interest income of the Company as well as to the market values of the financial assets and liabilities on the balance sheet and the values of off-balance sheet activities such as commitments. The Company monitors interest rate risk on a monthly basis with quarterly sensitivity analyses. The following table shows the gap position of the Company at December 31, 2002, placing variable-rate instruments in the earliest repricing category. The cash flows for deposits without maturities are estimated based upon historical decay rates, averaged over increasing and decreasing rate periods.

	Floating	1-12 months	1-5 years	Over 5 years	Total

Short-term funds	7,700	12,610			20,310
Investments		81,201	100,456	54,453	236,110
Loans	96,414	221,532	307,929	52,871	678,746

Total earning assets	104,114	315,343	408,385	107,324	935,166
NOW, MMDA & savings	59,805	19,935	255,154		334,894
Time deposits		271,944	115,271		387,215
Short-term borrowings		23,599			23,599
Other borrowings		26,304	44,838		71,142

Total int. bearing liabilities	59,805	341,782	415,263	0	816,850
Rate sensitive gap	44,309	(26,439)	(6,878)	107,324	118,316
Cumulative gap	44,309	17,870	10,992	118,316	236,632
Cumulative % of assets	4.27%	1.72%	1.06%	11.41%	22.82%

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

     The Company has no hedging instruments or other derivative contracts in place at December 31, 2002.

SHEARER,
TAYLOR
& CO.
A Professional Association

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
First M & F Corporation
Kosciusko, Mississippi

     We have audited the accompanying consolidated statements of condition of First M & F Corporation and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standardsgenerally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First M & F Corporation and subsidiary as of December 31, 2002 and 2001, the results of their consolidated operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principlesgenerally accepted in the United States of America.

/s/ Shearer, Taylor & Co., P.A.
Ridgeland, Mississippi
February 14, 2003

Certified Public Accountants
605 Renaissance Way
Ridgeland, MS 39157

FIRST M & F CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION December 31, 2002 and 2001 (In Thousands, Except Share Data)

	2002	2001
ASSETS

Cash and due from banks	$43,329	$40,945
Interest bearing bank balances	12,610	3,088
Federal funds sold	7,700	2,600
Securities available for sale, amortized
cost of $226,617 and $247,382	236,110	250,358

Loans, net of unearned income	678,746	661,282
Allowance for loan losses	(10,258)	(8,426)

Net loans	668,488	652,856

Bank premises and equipment	21,508	21,651
Accrued interest receivable	7,125	7,863
Other assets	40,264	38,948

	$1,037,134	$1,018,309

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits	$824,024	$816,617
Short-term borrowings	23,599	16,458
Other borrowings	71,142	73,635
Accrued interest payable	1,920	2,960
Other liabilities	7,583	7,719

Total liabilities	928,268	917,389

Noncontrolling joint venture interest	656	857

STOCKHOLDERS’ EQUITY:
Preferred stock:
Class A; 1,000,000 shares authorized	—	—
Class B; 1,000,000 shares authorized	—	—
Common stock of $5.00 par value. 15,000,000
shares authorized; 4,587,046 and 4,614,784
shares issued	22,935	23,074
Additional paid-in capital	33,260	33,876
Retained earnings	47,585	41,960
Accumulated other comprehensive income	4,430	1,153

Total stockholders’ equity	108,210	100,063

	$1,037,134	$1,018,309

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME Years Ended December 31, 2002, 2001 and 2000 (In Thousands, Except Share Data)

	2002	2001	2000
INTEREST INCOME:
Interest and fees on loans	$49,015	$55,009	$55,686
Taxable investments	9,998	11,418	13,717
Tax-exempt investments	2,573	2,793	2,833
Federal funds sold	163	683	645
Interest bearing bank balances	124	417	473

Total interest income	61,873	70,320	73,354

INTEREST EXPENSE:
Deposits	19,799	31,784	33,849
Short-term borrowings	695	756	250
Other borrowings	3,208	4,815	7,128

Total interest expense	23,702	37,355	41,227

Net interest income	38,171	32,965	32,127
Provision for loan losses	4,495	4,415	4,299

Net interest income after
provision for loan losses	33,676	28,550	27,828

NONINTEREST INCOME:
Service charges on deposit accounts	7,514	7,083	6,530
Mortgage banking income	1,073	1,095	474
Agency commission income	3,263	2,867	2,669
Other fee income	741	1,060	918
Life insurance income	772	656	569
Gain (loss) on securities available for sale	30	426	(1,381)
Other income	695	596	797

Total noninterest income	14,088	13,783	10,576

NONINTEREST EXPENSES:
Salaries and employee benefits	17,809	16,844	15,441
Net occupancy expenses	2,010	1,850	1,748
Equipment and data processing expenses	3,579	3,363	3,354
Other	9,996	10,061	9,260

Total noninterest expenses	33,394	32,118	29,803

Income before income taxes	14,370	10,215	8,601

Income taxes	4,135	3,062	1,522

NET INCOME	$10,235	$7,153	$7,079

EARNINGS PER SHARE:
Basic	$2.22	$1.55	$1.53
Diluted	2.22	1.55	1.53

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Years Ended December 31, 2002, 2001 and 2000 (In Thousands)

	2002	2001	2000
Net income	$10,235	$7,153	$7,079

Other comprehensive income:
Change in unrealized gains (losses)
on securities available for sale,
net of tax of $2,439, $934 and $2,502	4,108	1,563	4,205
Reclassification adjustment for (gains) losses
on securities available for sale included in
net income, net of tax of $11,$159 and $515	(19)	(267)	866
Minimum pension liability adjustment,
net of tax of $484 and $424	(812)	(714)	—

Other comprehensive income	3,277	582	5,071

Total comprehensive income	$13,512	$7,735	$12,150

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY Years Ended December 31, 2002, 2001 and 2000 (In Thousands, Except Share Data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
January 1, 2000	$23,363	$34,845	$36,969	$(4,500)	$90,677

Net income	—	—	7,079	—	7,079
Cash dividends ($1.00 per share)	—	—	(4,626)	—	(4,626)
35,359 common shares issued in
acquisition	177	774	—	—	951
93,237 common shares repurchased	(466)	(1,743)	—	—	(2,209)
Net change	—	—	—	5,071	5,071

December 31, 2000	23,074	33,876	39,422	571	96,943

Net income	—	—	7,153	—	7,153
Cash dividends ($1.00 per share)	—	—	(4,615)	—	(4,615)
Net change	—	—	—	582	582

December 31, 2001	23,074	33,876	41,960	1,153	100,063

Net income	—	—	10,235	—	10,235
Cash dividends ($1.00 per share)	—	—	(4,610)	—	(4,610)
27,738 common shares repurchased	(139)	(616)	—	—	(755)
Net change	—	—	—	3,277	3,277

December 31, 2002	$22,935	$33,260	$47,585	$4,430	$108,210

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS Years Ended December 31, 2002, 2001 and 2000 (In Thousands)

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,235	$7,153	$7,079
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	2,035	3,128	3,191
Provision for loan losses	4,495	4,415	4,299
Federal Home Loan Bank stock dividends	(156)	(215)	(591)
Net investment amortization	729	377	207
(Gain) loss on securities available for sale	(30)	(426)	1,381
Earnings of noncontrolling joint venture interest	299	368	239
Deferred income taxes	(850)	(3,544)	(530)
(Increase) decrease in:
Accrued interest receivable	738	937	(945)
Cash surrender value of bank owned life insurance	(630)	(656)	(569)
Income taxes receivable	(603)	988	1,129
Increase (decrease) in:
Accrued interest payable	(1,040)	(1,030)	34
Income taxes payable	(3,274)	3,274	—
Other, net	583	301	545

Net cash provided by operating activities	12,531	15,070	15,469

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(56,844)	(57,689)	(10,212)
Sales of securities available for sale	8,936	11,888	8,111
Maturities of securities available for sale	67,974	61,634	36,014
Net (increase) decrease in:
Interest bearing bank balances	(9,522)	23,437	(12,914)
Federal funds sold	(5,100)	(200)	1,500
Loans	(21,354)	(34,298)	(29,608)
Bank premises and equipment	(1,770)	(4,121)	(2,329)
Sales of Federal Home Loan Bank stock	—	4,116	—
Proceeds from sales of other real estate
and other repossessed assets	1,417	1,658	1,886
Net cash used for current and prior year acquisitions	(74)	(123)	(2,691)

Net cash provided by (used in)
investing activities	(16,337)	6,302	(10,243)

(Continued)

FIRST M & F CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS Years Ended December 31, 2002, 2001 and 2000 (In Thousands)

	2002	2001	2000
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in:
Non-interest bearing deposits	$(6,830)	$21,234	$133
Money market, NOW and savings deposits	52,150	64,426	(23,979)
Certificates of deposit	(37,913)	(56,597)	21,459
Short-term borrowings	7,141	(12,511)	16,671
Proceeds from other borrowings	26,500	8,449	31,656
Repayments of other borrowings	(28,993)	(32,447)	(55,444)
Noncontrolling investment in joint venture	—	—	250
Distributions to noncontrolling joint
venture interest	(500)	—	—
Cash dividends	(4,610)	(4,615)	(4,626)
Common shares repurchased	(755)	—	(2,209)

Net cash provided by (used in)
financing activities	6,190	(12,061)	(16,089)

Net increase (decrease) in cash
and due from banks	2,384	9,311	(10,863)

Cash and due from banks at January 1	40,945	31,634	42,497

Cash and due from banks at December 31	$43,329	$40,945	$31,634

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

Securities Available for Sale

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

Loans

     Loans are stated at the principal amount outstanding, net of unearned income and an allowance for loan losses. Unearned income on installment loans is recognized as income principally using the interest method. Interest on all other loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Loan origination fees and direct loan origination costs are deferred and recognized over the life of the related loans as adjustments to interest income.

     The Bank discontinues the accrual of interest on loans and recognizes income only as received when, in the judgment of management, the collection of interest, but not necessarily principal, is doubtful. Nonaccrual loans, and the related effect on income, are not material.

     A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Bank measures impaired and restructured loans at the present value of expected future cash flows, discounted at the loan’s effective interest rate, or the fair value of collateral if the loan is collateral dependent. The balance of impaired loans was not material at December 31, 2002 and 2001.

Allowance for Loan Losses

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

Intangible Assets

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets” on July 20, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Under SFAS 142, goodwill and intangible assets that have indefinite lives are not amortized, but are tested for impairment annually and when there is an impairment indicator. Goodwill impairment losses are reported in a company’s income statement. The Company adopted SFAS 142 effective January 1, 2002.

(Continued)

FIRST M & F CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)

NOTE 1: (Continued)

     The Company has no intangible assets having indefinite lives other than goodwill. Prior to adoption of SFAS 142 on January 1, 2002, goodwill was being amortized on a straight-line basis over 40 years and 15 years.

     Intangible assets, such as core deposit intangibles, customer renewal lists and noncompete agreements with determinable useful lives are amortized over their respective useful lives.

Stock Based Compensation

     The Company has elected not to adopt the recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation” which requires a fair-value based method of accounting for stock options and similar equity awards. The Company elected to continue applying Accounting Principles Board Opinion 25, (APB 25) “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock compensation plans and, accordingly, does not recognize compensation cost. See Note 12 for a summary of the pro forma effect if the accounting provisions of SFAS 123 had been elected.

Income Taxes

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

Statements of Cash Flows

     In the accompanying consolidated statements of cash flows, the Company and subsidiary have defined cash equivalents as those amounts included in the statement of condition caption “Cash and Due from Banks.” The following supplemental disclosures are made related to the consolidated statements of cash flows:

	2002	2001	2000
Interest paid	$24,242	$38,385	$41,193
Federal and state income taxes paid	8,862	2,344	3,466
Federal and state income tax refunds	—	—	2,543
Other real estate and repossessions
acquired in noncash foreclosures	1,352	1,726	1,931
Common stock used in acquisitions	—	—	951

(Continued)

FIRST M & F CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)

NOTE 1: (Continued)

Reclassifications

     Certain reclassifications have been made to the 2001 and 2000 financial statements to be consistent with 2002 presentation.

NOTE 2: ACQUISITIONS

     The Company has acquired various general insurance agencies in Mississippi in transactions that were immaterial to the Company. The following table provides information concerning these insurance agency acquisitions completed during the three years ended December 31, 2002:

Acquisition	Location	Date	Common Shares Issued	Method of Accounting

Insurance Services, Inc.	Tupelo	01/14/00	35,359	Purchase
House of Insurance, Inc.	Tupelo	04/01/00	—	Purchase
Madison Insurance Co.	Madison	01/01/01	—	Purchase
Smith Insurance Agency, Inc.	Madison	01/01/01	—	Purchase
Thomas Insurance Agency, Inc.	Brandon	07/01/02	—	Purchase

NOTE 3: SECURITIES AVAILABLE FOR SALE The following is a summary of the amortized cost and market value (book value) of securities available for sale at December 31, 2002 and 2001:

	Amortized	Gross Unrealized		Market
	Cost	Gain	Loss	Value
December 31, 2002:
U. S. Treasury securities	$1,037	$45	$—	$1,082
U. S. Government agencies and corporations	58,125	2,688	7	60,806
Mortgage-backed investments	104,121	3,782	35	107,868
Obligations of states and political subdivisions	56,955	2,825	138	59,642
Other	3,380	258	—	3,638
Equity securities	2,999	75	—	3,074

	$226,617	$9,673	$180	$236,110

(Continued)

FIRST M & F CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In Thousands, Except Share Data) NOTE 3: (Continued)

	Amortized	Gross Unrealized		Market
	Cost	Gain	Loss	Value
December 31, 2001:
U. S. Treasury securities	$3,045	$31	$20	$3,056
U. S. Government agencies and corporations	24,487	613	71	25,029
Mortgage-backed investments	149,035	1,865	281	150,619
Obligations of states and political subdivisions	64,353	1,115	482	64,986
Other	3,417	119	—	3,536
Equity securities	3,045	87	—	3,132

	$247,382	$3,830	$854	$250,358

     The amortized cost and market values of debt securities available for sale at December 31, 2002, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with, or without, call or prepayment penalties. Equity securities are not included since they have no stated maturity.

	Amortized Cost	Market Value
One year or less	$20,540	$21,272
After one through five years	78,659	82,751
After five through ten years	20,298	21,145
After ten years	—	—

	119,497	125,168
Mortgage-backed investments	104,121	107,868

	$223,618	$233,036

     The following is a summary of the amortized cost and market value of securities available for sale which were pledged to secure public deposits, short-term borrowings and for other purposes required or permitted by law.

	Amortized Cost	Market Value

December 31, 2002	$151,672	$159,074

December 31, 2001	$160,194	$161,873

(Continued)

FIRST M & F CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)

NOTE 3: (Continued)

     The following is a summary of gains and losses on securities available for sale:

	2002	2001	2000
Gross realized gains	$34	$436	$54
Gross realized losses	(4)	(10)	(55)

	30	426	(1)
Writedowns	—	—	(1,380)

	$30	$426	$(1,381)

     The Bank entered into a hedge collar transaction related to FNMA stock and FHLMC stock in 2000. This stock was written down to the collar value at December 31, 2000.

NOTE 4: LOANS

     The Bank’s loan portfolio includes commercial, consumer, agribusiness and residential loans throughout the State of Mississippi, but primarily in its market area in Central Mississippi. The following is a summary of the Bank’s loan portfolio, net of unearned income of $1,319 and $2,101 at December 31, 2002 and 2001:

	2002	2001
Real estate loans:
Residential	$244,032	$247,384
Construction and land development	70,198	55,534
Farmland	30,078	29,739
Nonfarm nonresidential real estate	161,865	149,677
Commercial, financial and agricultural	94,178	86,073
Consumer	78,395	92,875

	$678,746	$661,282

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

	2002	2001
Loans outstanding at January 1	$2,341	$1,901
New loans	10,186	4,104
Repayments	(6,915)	(3,664)

Loans outstanding at December 31	$5,612	$2,341

FIRST M & F CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)

NOTE 5: ALLOWANCE FOR LOAN LOSSES

     Transactions in the allowance for loan losses are summarized as follows:

	2002	2001	2000
Balance at January 1	$8,426	$8,510	$7,629

Loans charged-off	(3,305)	(5,288)	(4,226)
Recoveries	642	789	808

Net charge-offs	(2,663)	(4,499)	(3,418)

Provision for loan losses	4,495	4,415	4,299

Balance at December 31	$10,258	$8,426	$8,510

NOTE 6: BANK PREMISES AND EQUIPMENT The following is a summary of bank premises and equipment at December 31, 2002 and 2001:

	2002	2001
Land	$5,100	$4,780
Buildings	19,616	19,191
Furniture, fixtures and equipment	15,519	14,633
Leasehold improvements	396	396

	40,631	39,000
Less accumulated depreciation and amortization	19,123	17,349

	$21,508	$21,651

Amounts charged to operating expenses for depreciation and amortization of bank premises and equipment were $1,913 in 2002, $1,757 in 2001 and $1,823 in 2000.

FIRST M & F CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)

NOTE 7: OTHER ASSETS

     The following is a summary of other assets at December 31, 2002 and 2001:

	2002	2001
Goodwill	$16,348	$16,348
Amortized intangible assets, less accumulated amortization of $1,093 and $970	603	652
Cash surrender value of bank owned life insurance	12,737	12,107
Federal Home Loan Bank stock	4,332	4,176
Other real estate, net	950	1,077
Deferred income tax	728	1,822
Other	4,566	2,766

	$40,264	$38,948

     As a condition to borrowing funds from the Federal Home Loan Bank of Dallas (FHLB), the Bank is required to purchase stock in the FHLB. No ready market exists for the stock, and it has no quoted market value. The investment in FHLB stock can only be redeemed by the FHLB at face value.

     The Company adopted SFAS 142 effective on January 1, 2002. With the adoption of SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized. Instead they are reviewed for impairment at least annually or when certain indicators are encountered to determine if they should be written down with an accompanying charge to earnings. The Company had no indefinite lived intangible assets other than goodwill.

     The following table summarizes the effect of the application of SFAS 142 on current earnings as compared to prior years’ earnings.

	2002	2001	2000
Net income, as reported	$10,235	$7,153	$7,079
Goodwill amortization	—	1,199	1,203

Adjusted net income	$10,235	$8,352	$8,282

Earnings per share as reported	$2.22	$1.55	$1.53
Goodwill amortization	—	0.26	0.26

Adjusted earnings per share	$2.22	$1.81	$1.79

(Continued)

FIRST M & F CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)

NOTE 7: (Continued)

     Intangible assets, such as core deposit intangibles, customer renewal lists and noncompete agreements with a determinable useful life continue to be amortized over their respective useful lives. Core deposit intangibles have lives ranging from five to ten years with a remaining average life of 1.3 years at December 31, 2002. Renewal list intangibles have 15 year lives with a remaining average life of 12.4 years at December 31, 2002. Noncompete agreement intangibles have 10.5 year lives with a remaining average life of 7.5 years at December 31, 2002.

     The following is a summary of intangible assets at December 31, 2002:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$941	$(860)	$81
Customer renewal lists	466	(150)	316
Noncompete agreements	289	(83)	206

	$1,696	$(1,093)	$603

     Amortization expense for intangible assets having determinable useful lives amounted to $122 in 2002, $172 in 2001 and $165 in 2000. Estimated amortization expense for the five succeeding years at December 31, 2002 is as follows:

2003	$130
2004	76
2005	55
2006	55
2007	55

NOTE 8: DEPOSITS The following is a summary of deposits at December 31, 2002 and 2001:

	2002	2001
Non-interest bearing	$101,915	$108,745
Interest bearing:
Money market, NOW and savings accounts	377,930	325,780
Certificates of deposit of $100,000 or more	125,899	137,180
Other certificates of deposit	218,280	244,912

Total interest bearing	722,109	707,872

Total deposits	$824,024	$816,617

(Continued)

FIRST M & F CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)

NOTE 8: (Continued)

     Interest expense on certificates of deposit of $100,000 or more amounted to $4,288 in 2002, $8,178 in 2001 and $8,472 in 2000.

     At December 31, 2002, the scheduled maturities of certificates of deposit are as follows:

2003	$250,214
2004	48,150
2005	21,351
2006	11,879
2007	12,575
After 2007	10

$344,179

NOTE 9: SHORT-TERM BORROWINGS The following is a summary of information related to short-term borrowings:

	Balance Outstanding			Weighted Average Rate
	Maximum Month End	Average Daily	At Year End	During Year	At Year End
2002:
Federal funds purchased	$—	$102	$—	2.09%	—
Securities sold
under agreements to repurchase	23,599	20,411	23,599	3.40%	2.95%

	$23,599	$20,513	$23,599

2001:
Federal funds purchased	$—	$90	$—	6.34%	—
Securities sold
under agreements to repurchase	20,562	17,211	16,458	4.38%	3.82%

	$20,562	$17,301	$16,458

2000:
Federal funds purchased	$25,000	$720	$25,000	6.91%	6.80%
Securities sold
under agreements to repurchase	6,626	3,080	3,969	6.19%	6.12%

	$31,626	$3,800	$28,969

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

NOTE 10: OTHER BORROWINGS

     The following is a summary of other borrowings at December 31, 2002 and 2001:

	2002	2001
Company’s line of credit in the amount of $10,000,000, renewable annually;
secured by approximately 29% of the Bank’s common stock; interest payable
quarterly at the lender’s base rate	$7,592	$8,592
Bank’s advances from Federal Home Loan Bank of Dallas, net of unamortized
purchase accounting adjustments of $842 and $1,056	63,550	64,862
Other borrowings by Insurance Agencies	—	181

	$71,142	$73,635

(Continued)

FIRST M & F CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)

NOTE 10: (Continued)

     The Bank has advances from the Federal Home Loan Bank of Dallas (FHLB) under Blanket Agreements for Advances and Security Agreements. These agreements allow the Bank to borrow funds from the FHLB to fund mortgage loan programs and to satisfy certain other funding needs. The value of mortgage-backed securities and mortgage loans pledged under these agreements must be maintained at not less than 115% and 150%, respectively, of the advances outstanding. The following is a summary of these advances, exclusive of purchase accounting adjustments, at December 31, 2002 and 2001:

	2002	2001
Single payment advances maturing within 12 months of year end:
Balance	$ 12,382	$ 36,943
Range of rates	1.49%-8.16%	1.85%-8.16%

Single payment advances maturing after 12 months of year end:
Balance	$ 20,186	$ 15,232
Range of rates	3.89%-8.48%	5.16%-8.48%
Range of maturities	2004-2010	2003-2010

Monthly payment advances:
Balance	$ 31,824	$ 13,743
Monthly payment amount	688	295
Range of rates	2.94%-7.83%	4.65%-7.83%
Range of maturities	2003-2020	2002-2020

Scheduled principal payments on FHLB advances, exclusive of purchase accounting adjustments, at December 31, 2002, are as follows:

2003	$19,097
2004	5,399
2005	10,353
2006	5,562
2007	3,789
After 2007	20,192

$64,392

NOTE 11: EMPLOYEE BENEFIT PLANS

     The Bank has a defined benefit pension plan covering substantially all full time employees of the Bank and subsidiaries. Benefits under this plan are based on years of service and average annual compensation for a five year period. The Bank froze benefit accruals under this plan effective September 30, 2001.

(Continued)

FIRST M & F CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In Thousands, Except Share Data) NOTE 11: (Continued) Net pension cost (benefit) included the following components:

	2002	2001	2000
Service cost	$—	$236	$215
Interest cost	481	518	458
Expected return on plan assets	(447)	(493)	(482)
Amortization of transition asset	(9)	(44)	(44)
Amortization of prior service cost	(37)	(37)	(37)
Amortization of (gain) loss	73	30	4

Net pension cost	$61	$210	$114

Total expense recorded in the accompanying consolidated statements of income related to the pension plan included the following components:

	2002	2001	2000
Net pension cost	$61	$210	$114

Additional pension expense accrual	465	—	—
Payments for expenses made on behalf of the plan	71	66	65

	$597	$276	$179

The following is a summary of the plan’s funded status:

	2002	2001
Change in benefit obligation:
Projected benefit obligation at beginning of year	$6,582	$6,653
Service cost	—	236
Interest cost	481	518
Actuarial (gain) loss	792	429
Benefit payments	(421)	(318)
Curtailment	—	(936)

Projected benefit obligation at end of year	7,434	6,582

Change in plan assets:
Fair value of plan assets at beginning of year	5,521	6,319
Actual return on plan assets	(529)	(569)
Employer contributions	400	100
Benefit payments	(421)	(318)
Expenses	(20)	(11)

Fair value of plan assets at end of year	4,951	5,521

Funded status at measurement date	(2,483)	(1,061)
Contributions after measurement date	765	300

Funded status at end of year	(1,718)	(761)
Unrecognized net actuarial loss	3,293	1,578
Unrecognized transition asset	(64)	(73)
Unrecognized prior service cost	(330)	(367)

Prepaid pension asset	1,181	377
Additional pension accrual recognized	(465)	—

Net amount recognized	$716	$377

(Continued)

FIRST M & F CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)

NOTE 11: (Continued)

     The following is a summary of amounts recorded in the consolidated statements of condition:

	2002	2001
Prepaid benefit cost	$1,181	$377
Accrued benefit liability	(2,899)	(1,138)
Accumulated other comprehensive income, before income taxes	2,434	1,138

Net amount recognized	$716	$377

The following is a summary of weighted average assumptions:

	2002	2001	2000
Discount rate	7.50%	8.00%	8.00%
Expected return on plan assets	7.75%	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%	4.00%

     The Bank has a profit and savings plan, which includes features such as an Employee Stock Option Plan and a 401(k) plan which provides for certain salary deferrals, covering substantially all full time employees of the Bank and subsidiaries. The Bank matches employee 401(k) contributions equal to 50% of an employee’s first 5% of salary deferral. Total matching contributions accrued for this plan were $160 in 2002, $133 in 2001 and $116 in 2000. Additional contributions to the plan are at the discretion of the Board of Directors. Discretionary contributions accrued for this plan were $60 in 2002, $40 in 2001 and $25 in 2000.

     At December 31, 2002, the profit and savings plan owned 102,076 shares of the Company’s common stock and the pension plan owned 9,034 shares of the Company’s common stock.

NOTE 12: STOCK OPTION PLAN

     The Company implemented a stockholder approved Stock Option Plan, effective January 1, 1999, authorizing the grant of incentive stock options (ISO’s) to key employees and nonstatutory stock options (NSO’s) to members of the Board. The stated purpose of the plan is to provide incentives to key officers and directors by permitting them to purchase stock in the Company under the provisions of this plan. The maximum number of shares of stock that may be optioned or sold under the plan is 500,000 shares. Under the provisions of the plan, the Company and the participating employees and directors will execute agreements, upon the grant of options, providing each participant with an option to purchase stock within ten years of the date of the grant.

(Continued)

FIRST M & F CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In Thousands, Except Share Data) NOTE 12: (Continued) The following is a summary of stock option activity:

	Outstanding Options	Weighted Average Exercise Price
January 1, 2000	349,302	$28.41
Options granted	2,500	20.25

December 31, 2000	351,802	28.36

Options granted	2,500	20.00
Options forfeited	(6,500)	32.50

December 31, 2001	347,802	28.22

Options granted	3,000	25.25
Options forfeited	(31,050)	27.08

December 31, 2002	319,752	$28.30

The following is a summary of stock options outstanding at December 31, 2002:

Exercise Price Range	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price- Options Outstanding	Options Exercisable	Weighted Average Exercise Price- Options Exercisable

$ 20.00 - $ 20.25	5,000	7.83	$ 20.13	1,500	$ 20.17
25.39 - 28.68	238,752	4.37	27.01	235,752	27.03
31.75 - 35.75	76,000	5.59	32.90	45,600	32.90

(Continued)

FIRST M & F CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)

NOTE 12: (Continued)

     The Company accounts for stock plans under APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, under which no compensation cost has been recognized. Had compensation cost for the Company’s stock option plan been determined based upon the fair value at the grant date for awards under the methodology prescribed under SFAS No. 123, “Accounting for Stock-Based Compensation, the Company’s net income and earnings per share would have been reduced as shown in the table below. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions in 2002, 2001 and 2000: expected dividend yield of 5.00%; expected volatility of 22.57%, 23.85% and 24.11%; risk-free interest rate of 6.50%; and an expected life of 10 years.

	2002	2001	2000
Net income, as reported	$10,235	$7,153	$7,079
Net income, proforma	10,171	7,047	6,887

Stock based compensation cost, net of income taxes:
As reported	$—	$—	$—
Pro forma	64	106	192

Earnings per share, as reported:
Basic	$2.22	$1.55	$1.53
Diluted	2.22	1.55	1.53

Earnings per share, proforma:
Basic	$2.21	$1.54	$1.49
Diluted	2.21	1.54	1.49

NOTE 13: OTHER EXPENSES Significant components of other expenses are summarized as follows:

	2002	2001	2000
Advertising and promotion	$1,007	$875	$670
Communications	795	796	825
Postage and shipping	624	607	522
Professional fees	1,758	1,254	1,075
Stationery and supplies	762	816	774
Amortization	122	1,371	1,368
Other	4,928	4,342	4,026

	$9,996	$10,061	$9,260

FIRST M & F CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In Thousands, Except Share Data) NOTE 14: INCOME TAXES The components of income tax expense (benefit) are as follows:

	Federal	State	Total
2002:
Current	$4,396	$589	$4,985
Deferred	(724)	(126)	(850)

Total	$3,672	$463	$4,135

2001:
Current	$5,784	$822	$6,606
Deferred	(3,070)	(474)	(3,544)

Total	$2,714	$348	$3,062

2000:
Current	$1,878	$174	$2,052
Deferred	(458)	(72)	(530)

Total	$1,420	$102	$1,522

The differences between actual income tax expense and expected income tax expense are summarized as follows:

	2002	2001	2000
Amount computed using the
Federal statutory rates on income before income taxes	$4,886	$3,473	$2,924
Increase (decrease) resulting from:
Tax exempt income, net of disallowed interest deduction	(836)	(864)	(886)
State income tax expense, net of Federal effect	306	230	67
Life insurance income	(263)	(223)	(193)
Nondeductible amortization	—	426	427
Prior year amended returns	—	—	(847)
Other, net	42	20	30

	$4,135	$3,062	$1,522

(Continued)

FIRST M & F CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)

NOTE 14: (Continued)

     The change in the net deferred taxes is a result of current period deferred tax expense (benefit), and changes in accumulated other comprehensive income. The components of net deferred tax asset (liability) at December 31, 2002 and 2001, consist of the following:

	2002	2001
Allowance for loan losses	$3,823	$3,116
Loan fees	276	169
Purchase accounting adjustments	192	238
Minimum pension liability	908	424
Other	444	361

Total deferred tax assets	5,643	4,308

Fixed assets and depreciation	(553)	(534)
Federal Home Loan Bank stock dividends	(467)	(423)
Pension expense	(269)	(141)
Unrealized gain on securities available for sale	(3,537)	(1,109)
Other	(89)	(279)

Total deferred tax liabilities	(4,915)	(2,486)

	$728	$1,822

FIRST M & F CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)

NOTE 15: EARNINGS PER SHARE

     The following table shows a reconciliation of earnings per share to diluted earnings per share:

	2002	2001	2000
Basic earnings per share:
Net income	$10,235	$7,153	$7,079

Weighted average shares outstanding	4,611,926	4,614,784	4,634,297

Basic earnings per share	$2.22	$1.55	$1.53

Diluted earnings per share:
Net income	$10,235	$7,153	$7,079

Weighted average shares outstanding	4,611,926	4,614,784	4,634,297
Dilutive effect of stock options	—	—	—

	4,611,926	4,614,784	4,634,297

Diluted earnings per share	$2.22	$1.55	$1.53

NOTE 16: STOCKHOLDERS’ EQUITY

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

Common Stock Repurchase Program

        The Company’s Board of Directors approved a common stock repurchase program on August 14, 2002, authorizing the repurchase of up to 184,590 shares of the Company’s outstanding common stock beginning in September, 2002. The authorization specifies that up to 92,295 shares may be repurchased in the first twelve months with an additional 92,295 shares authorized for repurchase during the second twelve month period. The timing and extent of any repurchases are subject to management’s discretion and will depend on market considerations. The Board will review the repurchase program after the first twelve months to allow for any needed adjustments. The reacquired shares will be held as authorized but unissued shares to be used for general corporate purposes.

(Continued)

FIRST M & F CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)

NOTE 16: (Continued)

Accumulated Other Comprehensive Income

     The following is a summary of the gross amounts of accumulated other comprehensive income and the related income tax effects:

	Gross	Tax	Net
December 31, 2002:
Net unrealized gain on securities available for sale	$9,493	$3,537	$5,956

Minimum pension liability	(2,434)	(908)	(1,526)

	$7,059	$2,629	$4,430

December 31, 2001:
Net unrealized gain on securities available for sale	$2,976	$1,109	$1,867

Minimum pension liability	(1,138)	(424)	(714)

	$1,838	$685	$1,153

December 31, 2000:
Net unrealized gain on securities available for sale	$905	$334	$571

NOTE 17: COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company, the Bank and the Bank’s subsidiaries are parties to lawsuits and other claims that arise in the ordinary course of business. Some of the lawsuits allege substantial claims for damages. The cases are being vigorously contested. In the regular course of business, management evaluates the estimated loss or costs related to litigation, and provision is made for anticipated losses whenever management believes that such losses are probable and can be reasonably estimated. At the present time, based upon present information, management cannot predict what effect, if any, the final resolution of pending legal proceedings will have on the Company’s consolidated financial position or results of operations.

Lending Commitments

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

     A summary of commitments and contingent liabilities at December 31, 2002, is as follows:

Commitments to extend credit	$87,013
Standby letters of credit	3,957

$90,970

NOTE 18: REGULATORY MATTERS

     Federal banking regulations require that the Bank maintain certain cash reserves based on a percent of deposits. This requirement was $7,676 at December 31, 2002.

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

(Continued)

FIRST M & F CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)

NOTE 18: (Continued)

     Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Total Capital and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that all capital adequacy requirements have been met.

     As of December 31, 2002, the most recent notification by the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

     The Company’s and Bank’s actual capital amounts and ratios as of December 31, 2002 and 2001, are also presented in the table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2002 (Company):
Total capital
(to risk weighted assets)	$94,646	13.7%	$55,270	8.0%	Not applicable

Tier I capital
(to risk weighted assets)	85,958	12.4%	27,635	4.0%	Not applicable

Tier I capital
(to average assets)	85,958	8.6%	40,073	4.0%	Not applicable

(Continued)

FIRST M & F CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In Thousands, Except Share Data) NOTE 18: (Continued)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2002 (Bank):
Total capital
(to risk weighted assets)	$100,900	14.7%	$54,993	8.0%	$68,741	10.0%

Tier I capital
(to risk weighted assets)	92,254	13.4%	27,497	4.0%	41,245	6.0%

Tier I capital
(to average assets)	92,254	9.2%	40,018	4.0%	50,023	5.0%

December 31, 2001 (Company):
Total capital
(to risk weighted assets)	$90,518	13.2%	$54,713	8.0%	Not applicable

Tier I capital
(to risk weighted assets)	82,053	12.0%	27,356	4.0%	Not applicable

Tier I capital
(to average assets)	82,053	8.3%	39,694	4.0%	Not applicable

(Continued)

FIRST M & F CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In Thousands, Except Share Data) NOTE 18: (Continued)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2001 (Bank):
Total capital
(to risk weighted assets)	$97,723	14.3%	$54,622	8.0%	$68,277	10.0%

Tier I capital
(to risk weighted assets)	89,258	13.1%	27,311	4.0%	40,966	6.0%

Tier I capital
(to average assets)	89,258	9.0%	39,694	4.0%	49,618	5.0%

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

     Cash and due from banks, interest bearing deposits with banks and Federal funds sold – The net book value of these financial instruments approximates fair value due to the immediate availability or short maturity of these investments.

     Securities Available for Sale – Fair value of these financial instruments is considered to be their quoted market value as disclosed in note 3.

     Loans – The fair value of variable rate loans that reprice frequently, and with no significant changes in credit risk, are based on carrying values. The fair value of fixed rate loans is estimated by discounting the future cash flows, using the current rates at which these loans would currently be made to borrowers with similar credit ratings and similar maturities. The carrying value of loans, net of the allowance for loan losses, is $668,488 and $652,856 and the estimated net fair value of loans is $678,041 and $652,048 at December 31, 2002 and 2001.

     Deposits – The fair value of demand deposits, NOW accounts, money market accounts and savings deposits is the carrying amount at the reporting date. The fair value of certificates of deposit is estimated by discounting the future cash flows, using current market rates for deposits of similar maturities. The carrying value of deposits is $824,024 and $816,617 and the estimated net fair value of deposits is $826,841 and $818,276 at December 31, 2002 and 2001.

     Short-term and other borrowings – The net book value of the majority of these financial instruments approximates fair value due to the short term nature of these items or their applicable interest rates and repricing and repayment terms. The fair values of long term Federal Home Loan Bank (FHLB) advances in estimated by discounting the future cash flows, using current market rates for borrowings of similar terms and maturities. The carrying value of FHLB advances is $63,550 and $64,862 and the estimated fair value of FHLB advances is $65,021 and $64,775 at December 31, 2002 and 2001. The fair value of short-term and other borrowings is not materially different from their recorded book value at December 31, 2002 and 2001 as disclosed in note 9 and note 10.

     Commitments to extend credit – Fair values for such commitments are typically based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the parties’ credit standing. The fair value of commitments to extend credit is not material.

(Continued)

FIRST M & F CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)

NOTE 20: SUMMARIZED FINANCIAL INFORMATION OF FIRST M & F Corporation

     Summarized financial information of First M & F Corporation (parent company only) is as follow:

STATEMENTS OF CONDITION

	2002	2001
Assets

Cash	$521	$267
Investment in subsidiary	114,505	107,268
Other assets	1,195	1,507

	$116,221	$109,042

Liabilities and Stockholders’ Equity

Notes payable	$7,592	$8,592
Other liabilities	419	387
Stockholders’ equity	108,210	100,063

	$116,221	$109,042

STATEMENTS OF INCOME

	2002	2001	2000
Income:
Dividends received from subsidiary	$6,550	$5,400	$5,800
Equity in undistributed earnings of subsidiary	3,961	2,352	2,101
Other income	18	26	33

Total income	10,529	7,778	7,934

Expenses:
Interest	327	577	812
Other expenses	129	327	448

Total expenses	456	904	1,260

Income before income taxes	10,073	6,874	6,674
Income tax benefit	162	279	405

Net income	$10,235	$7,153	$7,079

(Continued)

FIRST M & F CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In Thousands, Except Share Data) NOTE 20: (Continued) STATEMENTS OF CASH FLOWS

	2002	2001	2000
Cash flows from operating activities:
Net income	$10,235	$7,153	$7,079
Adjustments to reconcile net income to net cash provided
by operating activities:
Equity in undistributed earnings of subsidiary	(3,961)	(2,352)	(2,101)
Other, net	145	136	(85)

Net cash provided by operating activities	6,419	4,937	4,893

Cash flows from investing activities:
Sale of land	200	—	—
Cash paid related to prior year acquisitions	—	(63)	(2,226)

Net cash provided by (used in) investing activities	200	(63)	(2,226)

Cash flows from financing activities:
Increase (decrease) in notes payable	(1,000)	(1,000)	250
Cash dividends	(4,610)	(4,615)	(4,626)
Common shares repurchased	(755)	—	(2,209)

Net cash used in financing activities	(6,365)	(5,615)	(6,585)

Net increase (decrease) in cash	254	(741)	(3,918)

Cash at January 1	267	1,008	4,926

Cash at December 31	$521	$267	$1,008

(Continued)

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information concerning directors and executive officers of the registrant is incorporated by reference and contained in the Proxy material on Page 1 and following.

EXECUTIVE COMPENSATION

        Information concerning executive compensation is incorporated by reference and contained in the Proxy material on Page 7.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information concerning security ownership of owners and management is incorporated by reference and contained in the Proxy material on Page 2 and following.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information concerning certain relationships and related transactions is incorporated by reference and contained in the Proxy material on Page 12.

CONTROLS AND PROCEDURES

The term “disclosure controls and procedures” (defined in SEC Rule 13a-14(c)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days before the filing of this annual report (the “Evaluation Date”), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective.

The were no significant changes to the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

FIRST M & F CORPORATION AND SUBSIDIARY

EXHIBITS, FINANCIAL STATEMENT SCHEDULES
AND REPORTS ON FORM 8-K

Financial Statements and Exhibits

     The following financial statements included under the heading “Financial Statements and Supplementary Data” are included in this report:

(a)	Independent Auditors’ Report

(b)	Consolidated Statements of Condition — December 31, 2002 and 2001

(c)	Consolidated Statements of Income — Years Ended December 31, 2002, 2001 and 2000

(d)	Consolidated Statements of Comprehensive Income — Years Ended December 31, 2002, 2001 and 2000

(e)	Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2002, 2001, and 2000

(f)	Consolidated Statements of Cash Flows — Years Ended December 31, 2002, 2001 and 2000

(g)	Notes to Consolidated Financial Statements

The following exhibits have been filed with the Securities and Exchange Commission and are available upon written request:

3(A)	Articles of Incorporation, as amended. Filed as Exhibit 3 to the Company’s Form S-1 (File No. 33-08751) September 15, 1986, incorporated herein by reference.

3(B)	Bylaws, as amended. Filed as Exhibit 3-b to the Company’s Form S-1 (File No. 33-08751) September 15, 1986, incorporated herein by reference.

21	Subsidiaries of the Company

23	Consent of Independent Auditors

99.1	Chief Executive Officer Certification Under Section 906 of Sarbanes-Oxley Act of 2002

99.2	Chief Financial Officer Certification Under Section 906 of Sarbanes-Oxley Act of 2002

Reports on Form 8-K

There were no reports on Form 8-K filed during the fourth quarter of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST M & F CORPORATION

BY:	/s/ Hugh S. Potts, Jr. Hugh S. Potts, Jr. Chairman of the Board and Chief Executive Officer	BY:	/s/ Robert C. Thompson, III Robert C. Thompson, III Executive Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE:	Hugh S. Potts, Jr., Director

DATE:	Scott M. Wiggers, Director

DATE:	Fred A. Bell, Jr., Director

DATE:	Jon A. Crocker, Director

DATE:	Charles T. England, Director

DATE:	Toxey Hall, III, Director

DATE:	Barbara K. Hammond, Director

DATE:	Charles V. Imbler, Sr., Director

DATE:	James F. Ingram, Director

DATE:	J. Marlin Ivey, Director

DATE:	R. Dale McBride, Director

DATE:	Susan P. McCaffery, Director

DATE:	Otho E. Pettit, Jr., Director

DATE:	Charles W. Ritter, Jr., Director

DATE:	L. F. Sams, Jr., Director

DATE:	Michael W. Sanders, Director

DATE:	W. C. Shoemaker, Director

DATE:	James I. Tims, Director

DATE:	Edward G. Woodard, Director

CERTIFICATIONS

        I, Hugh S. Potts, Jr., Chairman and Chief Executive Officer, certify that:

        1. I have reviewed this annual report on Form 10-K of First M & F Corporation;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weadnesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a signifcant role in the registrant’s internal controls; and

        6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date	February 28, 2003 ————————————————

/s/ Hugh S. Potts, Jr. ———————————————— Hugh S. Potts, Jr. Chairman and Chief Executive Officer

CERTIFICATIONS

        I, Robert C. Thompson, III, Executive Vice President and Chief Financial Officer, certify that:

        1. I have reviewed this annual report on Form 10-K of First M & F Corporation;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weadnesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a signifcant role in the registrant’s internal controls; and

        6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date	February 28, 2003 ————————————————

/s/ Robert C. Thompson, III ———————————————— Robert C. Thompson, III, Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

3(A)	Articles of Incorporation, as amended. Filed as Exhibit 3 to the Company’s Form S-1 (File No. 33-08751) September 15, 1986, incorporated herein by reference.

3(B)	Bylaws, as amended. Filed as Exhibit 3-b to the Company’s Form S-1 (File No. 33-08751) September 15, 1986, incorporated herein by reference.

21	Subsidiaries of the Company

23	Consent of Independent Auditors

99.1	Chief Executive Officer Certification Under Section 906 of Sarbanes-Oxley Act of 2002

99.2	Chief Financial Officer Certification Under Section 906 of Sarbanes-Oxley Act of 2002