Form 10-Q
period 2003-03-31
FIRST M&F CORP/MS
filed 2003-05-14
CIK 320387

                              FIRST M & F CORPORATION

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20459

                                     FORM 10-Q

                Quarterly Report Under Section 13 or 15 (d) of the
                          Securities Exchange Act of 1934

For the quarter ended March 31, 2003                Commission File Number 0-9424

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

                              Yes   X       No
                                  -----        -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                              Yes   X       No
                                  -----        -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at April 30, 2003
            -----                             -----------------------------

Common stock ($5.00 par value)                       4,645,976 shares

                      FIRST M & F CORPORATION AND SUBSIDIARY

                                     FORM 10-Q

                                     CONTENTS
                                     --------

                                                                      Page
                                                                      ----

PART I:  FINANCIAL INFORMATION                                          3
  Item 1 - Financial Statements (unaudited):
             Consolidated Statements of Condition                       4
             Consolidated Statements of Income                          5
             Consolidated Statements of Comprehensive Income            6
             Consolidated Statements of Stockholders' Equity            7
             Consolidated Statements of Cash Flows                    8-9
             Notes to Consolidated Financial Statements             10-12
             Independent Accountants' Review Report                    13

  Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations          14-19

  Item 3 - Quantitative and Qualitative Disclosures About
             Market Risk                                               20

Item 4 - Controls and Procedures                                       21

PART II:  OTHER INFORMATION
  Item 1 - Legal Proceedings                                           22
  Item 2 - Changes in Securities and Use of Proceeds                   22
  Item 3 - Defaults upon Senior Securities                             22
  Item 4 - Submission of Matters to a Vote of Security
             Holders                                                   22
  Item 5 - Other Information                                           23
  Item 6 - Exhibits and Reports on Form 8-K                            23

SIGNATURE                                                              24

CERTIFICATIONS                                                      25-26

EXHIBIT INDEX

EXHIBITS

PART I: FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

                        FIRST M & F CORPORATION AND SUBSIDIARY

                         Consolidated Statements of Condition
                           (In Thousands, Except Share Data)

                                                    (Unaudited)
                                                     March 31,      December 31,
                   Assets                               2003           2002 (1)
                   ------                            ----------     ------------

Cash and due from banks ........................   $     27,223    $     43,329
Interest bearing bank balances .................         13,938          12,610
Federal funds sold .............................         33,350           7,700
Securities available for sale (amortized
  cost of $220,235 and $226,617) ...............        229,076         236,110

Loans ..........................................        700,200         678,746
  Allowance for loan losses ....................        (10,393)        (10,258)
                                                     ----------     ------------
          Net loans ............................        689,807         668,488
                                                     ----------     ------------
Bank premises and equipment ....................         21,405          21,508
Accrued interest receivable ....................          7,176           7,125
Other real estate ..............................          1,490             950
Intangible assets ..............................         16,918          16,951
Other assets ...................................         21,798          22,363
                                                     ----------     ------------
                                                   $  1,062,181    $  1,037,134
                                                     ----------     ------------
                                                     ----------     ------------
     Liabilities and Stockholders' Equity

Liabilities:
  Deposits:
    Non-interest bearing .......................   $    103,999    $    101,915
    Interest bearing ...........................        755,706         722,109
                                                     ----------     ------------
          Total deposits .......................        859,705         824,024
                                                     ----------     ------------
  Federal funds and repurchase agreements ......         16,940          23,599
  Other borrowings .............................         65,583          71,142
  Accrued interest payable .....................          1,816           1,920
  Other liabilities ............................          7,040           7,583
                                                     ----------     ------------
          Total liabilities ....................        951,084         928,268
                                                     ----------     ------------
                                                     ----------     ------------
Noncontrolling joint venture interest ..........            752             656
                                                     ----------     ------------

Stockholders' equity:
  Common stock of $5.00 par value.  15,000,000
    shares authorized; 4,640,649 and 4,587,046
    shares issued and outstanding ..............         23,203          22,935
  Additional paid-in capital ...................         34,041          33,260
  Retained earnings ............................         49,080          47,585
  Accumulated other comprehensive income .......          4,021           4,430
                                                     ----------     ------------
          Total stockholders' equity ...........        110,345         108,210
                                                     ----------     ------------
                                                   $  1,062,181    $  1,037,134
                                                     ----------     ------------
                                                     ----------     ------------

The accompanying notes are an integral part of these financial statements.

(1)  Derived from audited financial statements.

                        FIRST M & F CORPORATION AND SUBSIDIARY

                           Consolidated Statements of Income
                           (In Thousands, Except Share Data)
                                      (Unaudited)

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                       2003      2002
                                                       ----      ----
Interest income:
  Interest and fees on loans .....................  $ 11,709  $ 12,336
  Taxable investments ............................     1,933     2,543
  Tax exempt investments .........................       596       682
  Federal funds sold .............................       106        76
  Interest bearing bank balances .................        42        42
                                                     -------  --------
          Total interest income ..................    14,386    15,679
                                                     -------  --------
Interest expense:
  Deposits .......................................     3,927     5,634
  Short-term borrowings ..........................       167       172
  Other borrowings ...............................       768       813
                                                     -------  --------
          Total interest expense .................     4,862     6,619
                                                     -------  --------
          Net interest income ....................     9,524     9,060
Provision for loan losses ........................       920     1,200
                                                     -------  --------
          Net interest income after provision
            for loan losses ......................     8,604     7,860
                                                     -------  --------
Non interest income:
  Service charges on deposits ....................     1,798     1,696
  Mortgage banking income ........................       172       252
  Agency commission income .......................       826       770
  Other fee income ...............................       228       217
  Gains on securities available for sale .........        --         1
  Other income ...................................       352       337
                                                     -------  --------
          Total non interest income ..............     3,376     3,273
                                                     -------  --------
Non interest expenses:
  Salaries and employee benefits .................   $ 4,320  $  4,355
  Net occupancy expense ..........................       518       497
  Equipment and data processing expenses .........       970       902
  Other expenses .................................     2,448     2,174
                                                     -------  --------
          Total non interest expenses ............     8,256     7,928
                                                     -------  --------
          Income before income taxes .............     3,724     3,205
Income taxes .....................................     1,070       896
                                                     -------  --------

          Net income .............................   $ 2,654   $ 2,309
                                                     -------  --------
                                                     -------  --------
Earnings per share
  Basic ..........................................   $  0.57   $  0.50
  Diluted ........................................      0.57      0.50
                                                     -------  --------
                                                     -------  --------

The accompanying notes are an integral part of these financial statements.

                           FIRST M & F CORPORATION AND SUBSIDIARY

                       Consolidated Statements of Comprehensive Income
                              (In Thousands, Except Share Data)
                                         (Unaudited)

                                                      Three Months Ended March 31,
                                                      ----------------------------
                                                             2003         2002
                                                             ----         ----

Net income ...........................................     $ 2,654      $ 2,309
                                                           -------      -------
Other comprehensive income:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses), net of
      taxes of $243 and $394 .........................        (409)        (663)
    Plus (minus) reclassification adjustment
      for (gains) losses included in net income,
      net of taxes ...................................          --           (1)
                                                           -------      -------
          Other comprehensive income .................        (409)        (664)
                                                           -------      -------
          Total comprehensive income .................     $ 2,245      $ 1,645
                                                           -------      -------
                                                           -------      -------

The accompanying notes are an integral part of these financial statements.

                           FIRST M & F CORPORATION AND SUBSIDIARY

                         Consolidated Statements of Stockholders' Equity
                              (In Thousands, Except Share Data)
                                         (Unaudited)

                                                                Accumulated
                                     Additional                    Other
                          Common      Paid-In        Retained    Comprehensive
                          Stock       Capital        Earnings       Income           Total
                          -------    ----------      --------    -------------       -----

January 1, 2002          $ 23,074      $ 33,876      $ 41,960        $ 1,153       $ 100,063

Net income                      -             -         2,309              -           2,309

Cash dividends ($.25
  per share)                    -             -        (1,153)             -          (1,153)

Net change                      -             -             -           (664)           (664)
                         --------      --------      --------        -------       ---------
March 31, 2002           $ 23,074      $ 33,876      $ 43,116        $   489       $ 100,555
                         --------      --------      --------        -------       ---------
                         --------      --------      --------        -------       ---------

January 1, 2003          $ 22,935      $ 33,260      $ 47,585        $ 4,430       $ 108,210

Net income                      -             -         2,654              -           2,654

Cash dividends ($.25
  per share)                    -             -        (1,159)             -          (1,159)

Exercise of options for
  128,603 common shares       643         2,817             -              -           3,460

75,000 common shares
  repurchased                (375)       (2,036)            -              -          (2,411)

Net change                      -             -             -           (409)           (409)
                         --------      --------      --------        -------       ---------
March 31, 2003           $ 23,203      $ 34,041      $ 49,080        $ 4,021       $ 110,345
                         --------      --------      --------        -------       ---------
                         --------      --------      --------        -------       ---------

The accompanying notes are an integral part of these financial statements.

                           FIRST M & F CORPORATION AND SUBSIDIARY

                            Consolidated Statements of Cash Flows
                              (In Thousands, Except Share Data)
                                         (Unaudited)

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                        2003      2002
                                                        ----      ----
Cash flows from operating activities:
  Net income .....................................    $2,654    $ 2,309
  Adjustments to reconcile net income to cash
    provided by operating activities:
    Provision for loan losses ....................       920      1,200
    Depreciation and amortization ................       494        501
    Net investment amortization ..................       300        179
    Gain on securities available for sale ........        --         (1)
    Deferred income taxes ........................       199       (439)
    (Increase) decrease in:
      Accrued interest receivable ................       (51)       148
      Cash surrender value of bank owned life
        insurance ................................      (149)      (162)
    Increase (decrease) in:
      Accrued interest payable ...................      (104)      (279)
      Income taxes payable .......................       603     (3,054)
    Other, net ...................................      (555)      (731)
                                                     --------   --------
          Net cash provided by (used in) operating
            activities ...........................     4,311       (329)
                                                     --------   --------
Cash flows from investing activities:
  Purchases of securities available for sale .....   (18,764)   (41,493)
  Sales of securities available for sale .........        --        500
  Maturities of securities available for sale ....    25,120     23,887
  Net (increase) decrease in:
    Interest bearing bank balances ...............    (1,328)    (5,417)
    Federal funds sold ...........................   (25,650)   (11,900)
    Loans ........................................   (22,726)     2,855
    Bank premises and equipment ..................      (344)      (227)
  Other, net .....................................       (23)       250
                                                     --------   --------
          Net cash used in investing activities ..   (43,715)   (31,545)
                                                     --------   --------

                                                                   (Continued)
                                                                   -----------

                           FIRST M & F CORPORATION AND SUBSIDIARY

                            Consolidated Statements of Cash Flows
                              (In Thousands, Except Share Data)
                                         (Unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                          2003       2002
                                                          ----       ----
Cash flows from financing activities:
  Net increase (decrease) in:
    Non-interest bearing deposits ..................  $   2,084    $ (1,366)
    Interest bearing deposits ......................     33,596      16,341
    Securities sold under agreements to
      repurchase and other short-term borrowings ...     (6,659)      4,249
  Repayments of other borrowings ...................     (5,613)     (1,414)
  Common shares issued .............................      3,460        --
  Common shares repurchased ........................     (2,411)       --
  Cash dividends ...................................     (1,159)     (1,153)
                                                       ---------   ---------
          Net cash provided by financing
            activities .............................     23,298      16,657
                                                       ---------   ---------
          Net decrease in cash and due from
            banks ..................................    (16,106)    (15,217)

Cash and due from banks at January 1 ...............     43,329      40,945
                                                       ---------   ---------
Cash and due from banks at March 31                    $ 27,223    $ 25,728
                                                       ---------   ---------
                                                       ---------   ---------

The accompanying notes are an integral part of these financial statements.

                    FIRST M & F CORPORATION AND SUBSIDIARY

                    Notes to Consolidated Financial Statements
                        (In Thousands, Except Share Data)
                                    (Unaudited)

Note 1:  Basis of Presentation
-------------------------------

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
      Inc. and the Bank's 51% owned accounts receivable financing joint venture.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on
      Form 10-K for the year ended December 31, 2002.

Note 2:  Statements of Cash Flows
---------------------------------

      During the three months ended March 31, 2003 and 2002, the Company had the following payments:

                                                                 2003                  2002
                                                              --------              --------
      Interest                                                 $ 4,966               $ 6,898
      Income taxes                                                 268                 4,332
                                                              --------              --------
                                                              --------              --------

Note 3:  Stock-Based Compensation
---------------------------------

      The Company accounts for its stock-based employee compensation plans based on the "intrinsic value method" provided in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to
      Employees", and related interpretations.  Because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized on option plans.

                  FIRST M & F CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                         (In Thousands, Except Share Data)
                                    (Unaudited)

Note 3:  (Continued)
--------------------

      Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based
      Compensation", as amended by SFAS No. 148, requires pro forma disclosures for net income and earnings per share for companies not adopting its fair value accounting method for stock-based employee compensation.
      The pro forma disclosures below use the fair value method of SFAS No. 123 to measure compensation expense for stock-based employee compensation plans.

                                               Three Months Ended
                                                   March 31,
                                             ----------------------
                                                2003        2002
                                                ----        ----

Net income, as reported                        $ 2,654   $   2,309
Total stock-based employee compensation
  expense determined under fair value
  method for all awards, net of related
  tax effects                                        8          16
                                                 -----       -----
Pro forma net income                           $ 2,646   $   2,293
                                                 -----       -----
                                                 -----       -----
Earnings per share:
  Basic - as reported                          $   .57   $     .50
  Basic - pro forma                                .57         .50

  Diluted - as reported                            .57         .50
  Diluted - pro forma                              .57         .50
                                                 -----       -----
                                                 -----       -----

  The fair value of stock options granted was estimated at the date of grant using the
      Black-Scholes option-pricing model.

  The following is a summary of outstanding options and weighted average exercise price:

                                         2003                      2002
                                ---------------------     ----------------------
                                 Number        Price       Number        Price
                                 ------        -----       ------        -----

    January 1                    319,752      $ 28.30      347,802      $ 28.22
    Granted                            -            -            -            -
    Exercised                   (128,603)       26.90            -            -
    Forfeited                          -            -            -            -
                                --------        -----      -------        -----

    March 31                     191,149      $ 29.24      347,802      $ 28.22
                                --------        -----      -------        -----
                                --------        -----      -------        -----

                      FIRST M & F CORPORATION AND SUBSIDIARY

                    Notes to Consolidated Financial Statements
                         (In Thousands, Except Share Data)
                                   (Unaudited)

Note 4:Earnings Per Share
-------------------------

                                                     Three Months Ended
                                                          March 31,
                                                 ------------------------
                                                     2003           2002
                                                     ----           ----

Net income                                       $    2,654   $    2,309

Weighted average shares outstanding               4,626,012    4,614,784
Add dilutive effective of outstanding options        13,167         --
                                                  ---------    ---------

          Adjusted dilutive shares outstanding    4,639,179    4,614,784
                                                  ---------    ---------
                                                  ---------    ---------

Earnings per share:
  Basic                                          $      .57   $      .50
  Diluted                                               .57          .50
                                                  ---------    ---------
                                                  ---------    ---------

Note 5:  Common Stock Repurchase Program
----------------------------------------

      As discussed in Note 16 to the December 31, 2002, financial statements, the Company's Board of
      Directors approved a common stock repurchase program on August 14, 2002, authorizing the repurchase of up to 184,590 shares of the Company's outstanding common stock.  The Company's Board of Directors terminated the August 14, 2002, repurchase program and approved a common stock repurchase program on March 12, 2003, authorizing the repurchase of up to 240,000 shares of the Company's outstanding common stock beginning in
      March, 2003.  The authorization specifies that the shares will be repurchased within twelve months.  The timing and extent of any repurchases are subject to management's discretion and will depend on market considerations.  The reaquired shares will be held as authorized but unissued shares to be used for general corporate purposes.

Independent Accountants’ Review Report

The Board of Directors
First M & F Corporation
Kosciusko, Mississippi

We have reviewed the accompanying consolidated statement of condition of First M & F Corporation and subsidiary as of March 31, 2003, and the related consolidated statements of income and comprehensive income, stockholders' equity and cqsh flows for for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of condition of First M & F Corporation and subsidiary as of December 31, 2002, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein) and in our report dated February 14, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of condition as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.

Shearer, Taylor & Co.
Ridgeland, Mississippi
May 2, 2003

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

This Form 10-Q may contain, or incorporate by reference, statements which may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Prospective investors are cautioned that any such forward-looking statements are not guarantees for future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Specifically, this discussion includes statements with respect to the allowance for loan losses; the effect of legal proceedings against the Company's financial condition, results of operations and liquidity; and market risk disclosures. Should one or more of these risks materialize or the assumptions prove to be significantly different, actual results may vary from those estimated, anticipated, projected or expected. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include significant fluctuations in interest rates, inflation, economic recession, significant changes in the Federal and state legal and regulatory environment, significant underperformance in our portfolio of outstanding loans and competition in our markets. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Financial Summary

Net income for the first three months of 2003 was $2.654 million, or $.57 per basic and diluted share as compared to $2.309 million, or $.50 per basic and diluted share for the same period in 2002. The increase in earnings per share was due primarily to a higher net interest margin in the first three months of 2003 than in 2002. The net interest margin for the first three months of 2003 was 4.12% as compared to 4.02% for the same period in 2002. The efficiency ratio for 2003 increased to 62.17% from 62.08% in the first three months of 2002. Annualized non-interest revenues were at 1.28% of average assets for 2003 as compared to 1.26% in 2002. Annualized non-interest expenses were 3.12% of average assets compared to 3.05% in 2002. Return on assets for the first three months of 2003 was 1.00%, while the return on equity was 9.63%. Return on assets for the first three months of 2002 was .89%, while the return on equity was 8.96%.

The following table shows performance ratios for the first quarter of 2003 as compared to the fourth quarter of 2002 and the first quarter of 2002.

                                         2003                    2002
                                                     -----------------------------
                                    1st Quarter      4th Quarter       1st Quarter
                                    -----------      -----------       -----------

EPS, Diluted                        $     .57        $     .59         $     .50
Net interest margin                      4.12%            4.38%             4.02%
Efficiency ratio                        62.17%           61.84%            62.08%
Return on assets                         1.00%            1.07%              .89%
Return on equity                         9.63%           10.12%             8.96%

FIRST M & F CORPORATION

Net Interest Income

Net interest income for the first three months of 2003 was $9.524 million as compared to $9.060 million for the same period in 2002. Earning asset yields were 6.14% in 2003 as compared to 6.82% in 2002. However, funding costs decreased to 2.31% in 2003 from 3.23% in 2002. Average earning assets were $972.243 million in the first three months of 2003 as compared to $954.442 million in the same period of 2002. Average loans as a percentage of earning assets were 70.48% in 2003 as compared to 68.51% in 2002. Average interest bearing liabilities were $840.212 million in the first three months of 2003 as compared to $820.147 million in the same period in 2002. Average non-interest bearing deposits were $97.465 million in the first three months of 2003 as compared to $106.132 million for the same period in 2002.

The following table shows margin-related ratios for the first quarter of 2003 as compared to the fourth quarter of 2002 and the first quarter of 2002.

                                                2003               2002
                                           --------------------------------------
                                           1st Quarter   4th Quarter  1st Quarter
                                           -----------   -----------  -----------

Net interest income                         $   9,524      $ 9,710      $ 9,060
Earning asset yield                              6.14%        6.67%        6.82%
Funding cost                                     2.31%        2.63%        3.23%
Average loans as percentage of earning
  assets                                        70.48%       72.07%       68.51%
Average non-interest deposits to total
  funding                                       10.39%       10.87%       11.46%
Provision for Loan Losses

The provision for loan losses for the first three months of 2003 was $920 thousand as compared to $1.200 million for the first three months of 2002. The reserve for loan losses as a percentage of loans was 1.48% at March 31, 2003, 1.51% at December 31, 2002 and 1.38% at March 31, 2002. Nonaccrual loans and 90 days past due accruing loans as a percentage of loans outstanding were .78% at March 31, 2003, .55% at December 31, 2002 and .44% at March 31, 2002. Annualized net charge-offs as a percentage of average loans were .46% for the first three months of 2003 as compared to .40% for the year ended December 31, 2002.

Non Interest Income

Non-interest income, excluding securities transactions, for the first three months of 2003 was $3.376 million as compared to $3.273 million in 2002. Deposit income was up by 6.03% due to a restructuring of deposit accounts and charges in 2002. Agency commissions were up by 7.32% due to generally higher pricing in the market for insurance products. Mortgage revenues were down by $79 thousand due to lower volumes in 2003 and the sale and discontinuation of mortgage servicing at the end of 2002.

FIRST M & F CORPORATION

The following table shows non-interest income components for the first quarter of 2003 as compared to the fourth quarter of 2002 and the first quarter of 2002.

                                       2003                      2002
                                    ----------------------------------------------
                                    1st Quarter      4th Quarter       1st Quarter
                                    -----------      -----------       -----------

Service charges on deposits          $ 1,798          $ 1,982            $ 1,696
Mortgage income                          172              286                252
Agency commissions                       826              810                770
Other non-interest income                580              623                554
Securities gains (losses)                 --                8                  1
                                     -------          -------            -------
          Total                      $ 3,376          $ 3,709            $ 3,273
                                     -------          -------            -------
                                     -------          -------            -------
Non Interest Expense

Non-interest expenses increased by 4.14% in the first three months of 2003 as compared to the same period in 2002. Salary and benefit expenses were down while other expenses increased. The number of full-time equivalent employees in the Company was 413 at March 31, 2003 as compared to 416 at December 31, 2002 and 404 at March 31, 2002. Annualized non-interest expenses as a percentage of average assets were 3.12% for the first three months of 2003 as compared to 3.26% for the year of 2002 and 3.05% for the first three months of 2002. The Company's efficiency ratio was 62.17% for the first three months of 2003 as compared to 62.00% for the year 2002 and 62.08% for the first three months 2002.

The following table reflects the components of other non-interest expenses (in thousands):

                                                         March 31,          March 31,
                                                           2003               2002
                                                         ---------          ---------
Telecommunications                                       $   219            $   188
Postage and shipping                                         174                153
Supplies     185                                             159
Marketing and advertising                                    153                147
Foreclosed property                                           60                 64
Intangible asset amortization                                 34                 33
Other expenses                                             1,623              1,430
                                                           -----              -----
                                                         $ 2,448            $ 2,174
                                                           -----              -----
                                                           -----              -----

FIRST M & F CORPORATION

The following table shows non-interest expense ratios for the first quarter of 2003 as compared to the fourth quarter of 2002 and the first quarter of 2002.

                                                                    2003                         2002
                                                                ---------------------------------------------------
                                                                1st Quarter         4th Quarter         1st Quarter
                                                                -----------         -----------         -----------

Efficiency ratio                                                  62.17%              61.84%              62.08%
Non-interest expense to average assets                             3.12%               3.35%               3.05%
Salaries and benefits to total non-
  interest expense                                                52.33%              52.08%              54.93%
Income Taxes

Income taxes for the first three months of 2003 were 19.42% higher than in the same period 2002. The effective tax rate for the first three months of 2003 was 28.73% as compared to 27.96% in the first three months of 2002. The increase in taxes was primarily due to an increase in taxable income and a decrease in tax-exempt income from 2002 to 2003.

Assets and Liabilities

Assets were up by 2.42% from December 31, 2002 and up by 2.74% from March 31, 2002. Loans grew by 3.16% in the first three months of 2003 and grew by 6.49% from March 31, 2002. Investments declined by 2.98% in the first three months of 2003, providing funds for first quarter loan growth. Loan demand was strong in the first quarter of 2003 with loans growing by $21.454 million. In comparison, loans grew by $3.000 million in the fourth quarter of 2002 and decreased by $3.732 million in the first quarter of 2002. Loans as a percentage of assets were 65.92% at March 31, 2003 as compared to 65.44% at December 31, 2002 and 63.60% at March 31, 2002.

Deposits increased by 4.33% in the first three months of 2003 and by 3.38% from March 31, 2002. NOW and money market deposits grew by $25.972 million in the first three months of 2003, with $16.721 million of the growth occurring in municipal deposit accounts. Certificates of deposit increased by approximately $7.625 million in the first three months of 2003, due primarily to bonus-rate promotions in the 30 month and 57 month certificate of deposit category. Municipal deposits, up by $35 million in 2003, were dominated by tax receipts. Other NOW and money market deposits will probably remain at current levels until higher interest rates make reinvestment more attractive.

Total borrowings were down by $12.218 million in the first three months of 2003, mainly due to the liquidity provided by deposit growth and investment portfolio decreases. Debt is expected to decrease over the course of the year as excess liquidity is used to reduce leverage.

FIRST M & F CORPORATION

Equity

The Company's regulatory capital ratios at March 31, 2003, as shown below are in excess of the minimum requirements and qualify the institution as "well capitalized" under the risk-based capital regulations.

                                                ($ in thousands)
                                                -----------------
Tier 1 capital                                     $ 88,632
Tier 2 capital                                        9,081
                                                    -------
    Total risk-based capital                       $ 97,713
                                                    -------
Risk weighted assets                               $722,591
                                                    -------
                                                    -------
Total risk-based capital ratio                        13.52%
                                                    -------
                                                    -------
Leverage ratio                                         8.52%
                                                    -------
                                                    -------

The total risk-based capital ratio for the Bank was 14.32% with a leverage ratio of 9.05%. The dividend payout ratio for the first three months of 2003 was 43.86% based upon a quarterly dividend of $.25 per share. The book value of the stock at March 31, 2003 was $23.78, with a traded market value of $35.80 per share.

During the first quarter of 2003, 128,603 shares were issued through stock option exercises. The average issue price was $26.90 per share. The stock options exercised were from a plan that was assumed in the 1999 Community Federal Bancorp acquisition. The Company repurchased 75,000 shares in the open market during the first quarter at an average cost of $32.14 per share. The Company received Board approval to accelerate its repurchase program to allow for the repurchase of 240,000 shares during the period of March, 2003 through February, 2004.

Interest Rate Risk and Liquidity Management

Responsibility for managing the Company's program for controlling and monitoring interest rate and liquidity risk and for maintaining income stability, given the Company's exposure to changes in interest rates, is vested in the asset/liability committee. Appropriate policy and guidelines, approved by the board of directors, govern these actions. Monitoring is primarily accomplished through monthly reviews and analysis of asset and liability repricing opportunities, market conditions and expectations for the economy. Cash flow analyses are also used to project short-term interest rate risks and liquidity risks. Management believes, at March 31, 2003, there is adequate flexibility to alter the current rate and maturity structures as necessary to minimize the exposure to changes in interest rates, should they occur. The Company is currently in a positive gap position for assets and liabilities repricing within the next year. This generally means that for assets and liabilities maturing and repricing within the next 12 months, the Company is positioned for more assets to mature and reprice than it has in liabilities maturing and repricing.

FIRST M & F CORPORATION

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

The adequacy of the allowance for loan losses is monitored quarterly with provision accruals approved by the Board. Allowance adequacy is dependent on loan classifications by external examiners as well as by internal loan review personnel, past due loans, loan growth and loss history. The allowance as a percentage of loans at March 31, 2003 is comparable to other peer banks.

The following table shows non-performing loans and other assets of the Company.

                                                       March 31,           December 31,            March 31,
                                                         2003                  2002                  2002
                                                       --------            ------------            ---------

(Amounts in Thousands)
Nonaccrual loans                                        $ 1,296               $ 1,583               $ 1,406
90 Day past due loans                                     4,151                 2,170                 1,515
                                                        -------               -------               -------
  Total non-performing loans                              5,447                 3,753                 2,921
Other real estate                                         1,490                   950                 1,268
                                                        -------               -------               -------
  Total non-performing assets                           $ 6,937               $ 4,703               $ 4,189
                                                        -------               -------               -------
                                                        -------               -------               -------
Non-performing loans to loans                               .78%                  .55%                  .44%
Non-performing assets to assets                             .65%                  .45%                  .41%
                                                        -------               -------               -------
                                                        -------               -------               -------

FIRST M & F CORPORATION

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market risk reflects the risk of economic loss resulting from changes in interest rates and market prices. This risk of loss can be reflected in either reduced potential net interest income in future periods or diminished market values of financial assets.

The Company's market risk arises primarily from interest rate risk, which the asset/liability management committee monitors and manages on a monthly basis. The committee manages the interest rate risks inherent in the loan, investment, deposit and borrowing portfolios of the Company. The asset/liability management committee determines the risk profile of the Company and determines strategies to maintain interest rate sensitivity at a low level. As of March 31, 2003 the institution was in a positive repricing gap position of approximately 13.91% of assets.

Interest rate shock analysis shows that the Company will experience a 7 basis point decrease over 12 months in its net interest margin with an immediate and sustained 100 basis point decrease in interest rates. An immediate and sustained increase in interest rates of 100 basis points will result in a 6 basis point increase in the net interest margin. The sensitivity of loan prices and the lack of sustainable deposit cost decreases are the primary drivers behind these simulation results.

An analysis of the change in market value of equity shows how an interest rate shock will affect the difference between the market value of assets and the market value of liabilities. With all financial instruments being stated at market value, the ratio of the market value of equity to the market value of assets will fall by 40 basis points with an immediate and sustained increase in interest rates of 100 basis points. The ratio of the market value of equity to the market value of assets will increase by 30 basis points with an immediate and sustained decrease in interest rates of 100 basis points.

The Company has off balance sheet risks to the extent that it has made lending or investment purchase commitments. Total outstanding and unused loan commitments at March 31, 2003, were $98.134 million with $16.898 million of those commitments maturing in over one (1) year. The Company monitors these commitments with respect to credit quality as well as funding-related risks.

FIRST M & F CORPORATION

Item 4 - Controls and Procedures

The term "disclosure controls and procedures" (defined in SEC Rule 13a-14(c)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within required time periods. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2003 (the "Evaluation Date"), and they have concluded that, as the Evaluation Date, such controls and procedures were effective.

There were no significant changes to the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

FIRST M & F CORPORATION

PART II: OTHER INFORMATION

Item 1 - Legal Proceedings

There has been a trend toward increased litigation against financial services companies arising out of consumer lending and other consumer financial transactions, especially in Mississippi. Some of these actions have resulted in large settlements or substantial damage awards.

Some of the Company's subsidiaries are subject to similar cases that seek substantial damages for claims arising out of transactions that involve relative small amounts of money. While the allegations vary from case to case, in general they allege that loans were originated or renewed in a way that the borrowers were improperly sold insurance products, such as credit life insurance. The Company has denied these allegations and will vigorously defend the claims.

The number of these lawsuits filed against some of the Company's subsidiaries increased during 2001 and 2002. Similarly, the number of plaintiffs participating in these lawsuits has increased significantly. Management has no reason to know whether these trends will continue. It is not possible to determine with any certainty at this point in time the potential exposure related to damages in connection with these suits. Future legislation and court decisions may limit the amount of damages that can be recovered in legal proceedings. However, management cannot predict at this time whether such legislation and court decisions will occur or the effect they may have on cases involving our subsidiaries.

Additionally, the Company and its subsidiaries are defendants in various other lawsuits arising out of the normal course of business. In the opinion of management, the ultimate resolution of this category of claims should not have a material adverse effect on the Company's consolidated financial position or results of operations.

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
      Act of 2002.

Exhibit 99.2 - Chief Financial  Officer  Certification  Under Section  906 of Sarbanes-Oxley
      Act of 2002.

Item 6(b) - Reports on Form 8-K
  The following reports on Form 8-K was filed during the quarter ended March 31, 2003:

(1)  Current report on Form 8-K dated March 13, 2003 and filed March 14, 2003.
     Item 5, press release related to the stock repurchase program.

FIRST M & F CORPORATION

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST M & F CORPORATION
-----------------------
     (Registrant)

DATE: May 14, 2003                           /s/ Hugh S. Potts, Jr.
                                           ------------------------------------
                                           Hugh S. Potts, Jr.
                                           Chairman and Chief Executive Officer

DATE: May 14, 2003                          /s/ Robert C. Thompson, III
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

   Date:  May 14, 2003                   /s/ Hugh S. Potts, Jr.
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

   Date:  May 14, 2003                   /s/ Robert C. Thompson, III
                                      -------------------------------------------
                                      Robert C. Thompson, III
                                      Executive Vice President and Chief Financial
                                        Officer

                              FIRST M & F CORPORATION

                                    EXHIBIT INDEX

Exhibit 99.1 - Chief Executive Officer Certification Under Section 906 of Sarbanes-Oxley Act of 2002.

Exhibit 99.2 - Chief Financial Officer Certification Under Section 906 of Sarbanes-Oxley Act of 2002.

                              FIRST M & F CORPORATION

                                CERTIFICATION UNDER
                   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of First M & F Corporation (the "Company")
on Form 10-Q for the period ended March 31, 2003 as filed with Securities and
Exchange Commission on the date hereof (the "Report"), I, Hugh S. Potts, Jr., Chief
Executive Officer of the Company, certify, to the best of my knowledge and belief, pursuant to 18 U.S.C.ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley
Act of 2002, that:

   A. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   B. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATE:  May 14, 2003                            /s/ Hugh S. Potts, Jr.
                                             ----------------------------------
                                                 Hugh S. Potts, Jr.
                                                 Chairman and
                                                 Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to First M & F Corporation and will be retained by First M & F
Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

                              FIRST M & F CORPORATION

                                CERTIFICATION UNDER
                   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of First M & F Corporation (the "Company")
on Form 10-Q for the period ended March 31, 2003 as filed with Securities and
Exchange Commission on the date hereof (the "Report"), I, Robert C. Thompson, III,
Chief Financial Officer of the Company, certify, to the best of my knowledge and belief, pursuant to 18 U.S.C.ss. 1350, as adopted pursuant to ss. 906 of the
Sarbanes-Oxley Act of 2002, that:

   A. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   B. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATE:  May 14, 2003                           /s/ Robert C. Thompson, III
                                             ----------------------------------
                                                 Robert C. Thompson, III
                                                 Executive Vice President and
                                                 Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to First M & F Corporation and will be retained by First M & F
Corporation and furnished to the Securities and Exchange Commission or its staff upon request.