Form 10-Q
period 2003-06-30
FIRST M&F CORP/MS
filed 2003-08-14
CIK 320387

                              FIRST M & F CORPORATION

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20459

                                     FORM 10-Q

                Quarterly Report Under Section 13 or 15 (d) of the
                          Securities Exchange Act of 1934

For the quarter ended June 30, 2003                Commission File Number 0-9424

                               FIRST M & F CORPORATION
           -----------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

                     Mississippi                         64-0636653
        -----------------------------------       -----------------------
          (State or other jurisdiction of            (I.R.S. Employer
          incorporation of organization)            Identification No.)

             134 West Washington Street
               Kosciusko, Mississippi                      39090
      ----------------------------------------------------------------------
       Address of Principal Executive Officers            Zip Code

                                  (662) 289-5121
                       ------------------------------------
                           Registrant's telephone number

                                     No Change
          ---------------------------------------------------------------
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

                              Yes   X       No
                                  -------      -------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                              Yes   X       No
                                  -------      -------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at July 31, 2003
            -----                              ----------------------------

Common stock ($5.00 par value)                       4,591,464 shares

                      FIRST M & F CORPORATION AND SUBSIDIARY

                                     FORM 10-Q

                                     CONTENTS

                                                                     Page

PART I:  FINANCIAL INFORMATION                                          3
  Item 1 - Financial Statements (unaudited):
             Consolidated Statements of Condition                       4
             Consolidated Statements of Income                          5
             Consolidated Statements of Comprehensive Income            6
             Consolidated Statements of Stockholders' Equity            7
             Consolidated Statements of Cash Flows                    8-9
             Notes to Consolidated Financial Statements             10-13
             Independent Accountants' Review Report                    14

  Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations          15-21

  Item 3 - Quantitative and Qualitative Disclosures About
              Market Risk                                              22

  Item 4 - Controls and Procedures                                     23

PART II:  OTHER INFORMATION
  Item 1 - Legal Proceedings                                           24
  Item 2 - Changes in Securities and Use of Proceeds                   24
  Item 3 - Defaults upon Senior Securities                             24
  Item 4 - Submission of Matters to a Vote of Security
             Holders                                                   24
  Item 5 - Other Information                                           25
  Item 6 - Exhibits and Reports on Form 8-K                            25

SIGNATURES                                                             26

CERTIFICATIONS                                                      27-28

EXHIBIT INDEX

EXHIBITS

                          PART I:  FINANCIAL INFORMATION

                     Item 1 - Financial Statements (Unaudited)

                        FIRST M & F CORPORATION AND SUBSIDIARY

                         Consolidated Statements of Condition
                                      (in thousands)

                                                     (Unaudited)
                                                       June,       December 31,
                   Assets                              2003            2002 (1)
                   ------                           ------------   ------------

Cash and due from banks                             $    38,552     $    43,329
Interest bearing bank balances                            2,707          12,610
Federal funds sold                                       14,150           7,700
Securities available for sale (amortized
  cost of $204,843 and $226,617)                        213,846         236,110

Loans                                                   733,113         678,746
  Allowance for loan losses                             (10,422)        (10,258)
                                                    ------------   ------------
          Net loans                                     722,691         668,488
                                                    ------------   ------------
Bank premises and equipment                              21,424          21,508
Accrued interest receivable                               6,973           7,125
Other real estate                                         1,116             950
Goodwill                                                 16,348          16,348
Other assets                                             24,175          22,966
                                                    ------------   ------------
                                                    $ 1,061,982     $ 1,037,134
                                                    ------------   ------------
                                                    ------------   ------------

     Liabilities and Stockholders' Equity
     ------------------------------------

Liabilities:
  Deposits:
    Non-interest bearing                            $   120,671     $   101,915
    Interest bearing                                    731,635         722,109
                                                    ------------   ------------
          Total deposits                                852,306         824,024
                                                    ------------   ------------
  Federal funds and repurchase agreements                14,612          23,599
  Other borrowings                                       73,420          71,142
  Accrued interest payable                                1,570           1,920
  Other liabilities                                       8,440           7,583
                                                    ------------   ------------
          Total liabilities                             950,348         928,268
                                                    ------------   ------------
Noncontrolling joint venture interest                       848             656
                                                    ------------   ------------
Stockholders' equity:
  Common stock of $5.00 par value.  15,000,000
    shares authorized; 4,611,464 and 4,587,046
    shares issued and outstanding                        23,057          22,935
  Additional paid-in capital                             33,047          33,260
  Retained earnings                                      50,560          47,585
  Accumulated other comprehensive income                  4,122           4,430
                                                    ------------   ------------
          Total stockholders' equity                    110,786         108,210
                                                    ------------   ------------
                                                    $ 1,061,982     $ 1,037,134
                                                    ------------   ------------
                                                    ------------   ------------

The accompanying notes are an integral part of these financial statements.

(1)  Derived from audited financial statements.

                      FIRST M & F CORPORATION AND SUBSIDIARY

                         Consolidated Statements of Income
                        (In Thousands, Except Share Data)
                                   (Unaudited)

                                Three Months Ended June 30,   Six Months Ended June 30,
                                ---------------------------   -------------------------
                                     2003           2002           2003           2002
                                     ----           ----           ----           ----
Interest income:
  Interest and fees on loans      $ 11,803       $ 11,976       $ 23,512       $ 24,312
  Taxable investments                1,778          2,752          3,711          5,295
  Tax exempt investments               595            644          1,191          1,326
  Federal funds sold                    77             38            183            114
  Interest bearing bank
    balances                            37             33             79             75
                                  --------       --------       --------       --------
          Total interest income     14,290         15,443         28,676         31,122
                                  --------       --------       --------       --------
Interest expense:
  Deposits                           3,620          5,192          7,547         10,826
  Short-term borrowings                135            175            302            347
  Other borrowings                     758            807          1,526          1,620
                                  --------       --------       --------       --------
          Total interest expense     4,513          6,174          9,375         12,793
                                  --------       --------       --------       --------

          Net interest income        9,777          9,269         19,301         18,329
Provision for loan losses              962          1,280          1,882          2,480
                                  --------       --------       --------       --------
          Net interest income after
            provision for loan
            losses                   8,815          7,989         17,419         15,849
                                  --------       --------       --------       --------

Noninterest income:
  Service charges on deposits        1,932          1,810          3,730          3,506
  Mortgage banking income              300            225            472            477
  Agency commission income             932            750          1,758          1,520
  Other fee income                     214            189            442            406
  Gains (losses) on securities
    available for sale                 (20)            25            (20)            26
  Other income                         261            316            613            653
                                  --------       --------       --------       --------
          Total noninterest
            income                   3,619          3,315          6,995          6,588
                                  --------       --------       --------       --------

Noninterest expenses:
  Salaries and employee benefits     4,614          4,491          8,934          8,846
  Net occupancy expense                532            498          1,050            995
  Equipment and data processing
    expenses                           951            854          1,921          1,756
  Intangible asset amortization         34             32             68             65
  Other expenses                     2,550          2,203          4,964          4,344
                                  --------       --------       --------       --------
          Total noninterest
            expenses                 8,681          8,078         16,937         16,006
                                  --------       --------       --------       --------

          Income before income
            taxes                    3,753          3,226          7,477          6,431
Income taxes                         1,115            897          2,185          1,793
                                  --------       --------       --------       --------

          Net income              $  2,638       $  2,329       $  5,292       $  4,638
                                  --------       --------       --------       --------
                                  --------       --------       --------       --------
Earnings per share:
Basic                               $ 0.57         $ 0.51         $ 1.14         $ 1.01
Diluted                               0.57           0.51           1.14           1.01
                                  --------       --------       --------       --------
                                  --------       --------       --------       --------

The accompanying notes are an integral part of these financial statements.

                      FIRST M & F CORPORATION AND SUBSIDIARY

                  Consolidated Statements of Comprehensive Income
                        (In Thousands, Except Share Data)
                                   (Unaudited)

                               Three Months Ended June 30,    Six Months Ended June 30,
                               ---------------------------    -------------------------
                                   2003           2002           2003           2002
                                   ----           ----           ----           ----

Net income                        $ 2,638        $ 2,329        $ 5,292        $ 4,638
                                  -------        -------        -------        -------

Other comprehensive income (loss):
    Unrealized holding gains
      (losses) on securities,
       net of taxes of $53
       and $1,650 for the three
       months ended June 30,
       and $190 and $1,256 for
       the six months ended
       June 30                         89          2,794           (319)         2,131

    Plus (minus) reclassification
      adjustments for (gains)
      losses included in net
      income, net of taxes of
      $8 and $9 for the three
      months ended June 30 and
      $8 and $9 for the six
      months ended June 30             12            (15)            12            (16)
                                  -------        -------        -------        -------

          Other comprehensive
            income (loss)             101          2,779           (307)         2,115
                                  -------        -------        -------        -------

          Total comprehensive
            income                $ 2,739        $ 5,108        $ 4,985        $ 6,753
                                  -------        -------        -------        -------
                                  -------        -------        -------        -------

The accompanying notes are an integral part of these financial statements.

                      FIRST M & F CORPORATION AND SUBSIDIARY

                   Consolidated Statements of Stockholders' Equity
                         (In Thousands, Except Share Data)
                                    (Unaudited)

                                                             Accumulated
                                  Additional                    Other
                        Common     Paid-In      Retained    Comprehensive
                        Stock      Capital      Earnings       Income          Total
                        ------    ----------    --------    -------------      -----

January 1, 2002       $ 23,074     $ 33,876     $ 41,960       $ 1,153      $ 100,063

Net income                   -            -        4,638             -          4,638

Cash dividends ($.50
  per share)                 -            -       (2,308)            -         (2,308)

Net change                   -            -            -         2,115          2,115
                      --------     --------     --------       -------      ---------

June 30, 2002         $ 23,074     $ 33,876     $ 44,290       $ 3,268      $ 104,508
                      --------     --------     --------       -------      ---------
                      --------     --------     --------       -------      ---------

January 1, 2003       $ 22,935     $ 33,260     $ 47,585       $ 4,430      $ 108,210

Net income                   -            -        5,292             -          5,292

Cash dividends ($.50
  per share)                 -            -       (2,317)            -         (2,317)

Exercise of options
  for 146,772 common
  shares                   734        3,229            -             -          3,963

122,354 common shares
  repurchased             (612)      (3,442)           -             -         (4,054)

Net change                   -            -            -          (308)          (308)
                      --------     --------     --------       -------      ---------

June 30, 2003         $ 23,057     $ 33,047     $ 50,560       $ 4,122      $ 110,786
                      --------     --------     --------       -------      ---------
                      --------     --------     --------       -------      ---------

The accompanying notes are an integral part of these financial statements.

                      FIRST M & F CORPORATION AND SUBSIDIARY

                       Consolidated Statements of Cash Flows
                         (In Thousands, Except Share Data)
                                    (Unaudited)

                                                       Six Months Ended June 30,
                                                       -------------------------
                                                          2003            2002
                                                          ----            ----
Cash flows from operating activities:
  Net income                                           $  5,292        $  4,638
  Adjustments to reconcile net income to cash
    provided by operating activities:
    Provision for loan losses                             1,882           2,480
    Depreciation and amortization                           987           1,015
    Net investment amortization                             541             321
    (Gain) loss on securities available for sale             20             (26)
    Deferred income taxes                                  (220)         (1,034)
    (Increase) decrease in:
      Accrued interest receivable                           152             407
      Cash surrender value of bank owned life
        insurance                                          (291)           (354)
    Increase (decrease) in:
      Accrued interest payable                             (350)           (624)
      Income taxes payable                                   42          (3,274)
    Other, net                                              209             890
                                                       --------        --------

          Net cash provided by operating activities       8,264           4,439
                                                       --------        --------

Cash flows from investing activities:
  Purchases of securities available for sale            (26,573)        (45,120)
  Sales of securities available for sale                  2,063           1,537
  Maturities of securities available for sale            45,963          34,045
  Net (increase) decrease in:
    Interest bearing bank balances                        9,903          (2,266)
    Federal funds sold                                   (6,450)         (9,650)
    Loans                                               (56,990)          3,416
    Bank premises and equipment                            (818)           (497)
  Other, net                                                804             916
                                                       --------        --------

          Net cash used in investing activities         (32,098)        (17,619)
                                                       --------        --------

                                                                   (Continued)

                      FIRST M & F CORPORATION AND SUBSIDIARY

                       Consolidated Statements of Cash Flows
                         (In Thousands, Except Share Data)
                                    (Unaudited)

                                                       Six Months Ended June 30,
                                                       -------------------------
                                                          2003            2002
                                                          ----            ----
Cash flows from financing activities:
  Net increase (decrease) in:
    Non-interest bearing deposits                      $ 18,756        $ (3,843)
    Interest bearing deposits                             9,526          10,772
    Securities sold under agreements to
      repurchase and other short-term borrowings         (8,987)          3,138
  Proceeds from other borrowings                         18,800          12,000
  Repayments of other borrowings                        (16,630)        (16,886)
  Distribution to noncontrolling joint venture
    interest                                                  -            (500)
  Common shares issued                                    3,963               -
  Common shares repurchased                              (4,054)              -
  Cash dividends                                         (2,317)         (2,308)
                                                       ---------       ---------

          Net cash provided by financing
            activities                                   19,057           2,373
                                                       ---------       ---------

          Net decrease in cash and due from banks        (4,777)        (10,807)

Cash and due from banks at January 1                     43,329          40,945
                                                       ---------       ---------

Cash and due from banks at June 30                     $ 38,552        $ 30,138
                                                       ---------       ---------
                                                       ---------       ---------

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
    Corporation, M & F Insurance Group, Inc., M & F Business Credit, Inc. and the
    Bank's 51% owned accounts receivable financing joint venture.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended
    December 31, 2002.

Note 2:  Statements of Cash Flows

  During the six months ended June 30, 2003 and 2002, the Company had the following payments:

                                                    2003            2002
                                                    ----            ----

      Interest                                    $ 9,725        $ 13,417
      Income taxes                                  2,363           5,067
                                                  -------        --------
                                                  -------        --------

Note 3:  Stock-Based Compensation

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

                                                                 (Continued)

                      FIRST M & F CORPORATION AND SUBSIDIARY

                      Notes to Consolidated Financial Statements
                         (In Thousands, Except Share Data)
                                    (Unaudited)

Note 3:  (Continued)

  Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-
    Based Compensation", as amended by SFAS No. 148, requires pro forma disclosures for net income and earnings per share for companies not adopting its fair value accounting method for stock-based employee compensation.  The pro forma disclosures below use the fair value method of SFAS No. 123 to measure compensation expense for stock-based employee compensation plans.

                                              Three Months Ended     Six Months Ended
                                                   June 30,               June 30,
                                              -------------------    ----------------
                                                2003       2002       2003      2002
                                                ----       ----       ----      ----

    Net income, as reported                   $ 2,638    $ 2,329    $ 5,292   $ 4,638
    Total stock-based employee
      compensation expense determined
      under fair value method for all
      awards, net of related tax effects           11         16         19        32
                                              -------    -------    -------   -------

    Pro forma net income                      $ 2,627    $ 2,313    $ 5,273   $ 4,606
                                              -------    -------    -------   -------
                                              -------    -------    -------   -------

    Earnings per share:
      Basic - as reported                       $ .57      $ .51     $ 1.14    $ 1.01
      Basic - pro forma                           .57        .50       1.14      1.00

      Diluted - as reported                       .57        .51       1.14      1.01
      Diluted - pro forma                         .56        .50       1.13      1.00
                                              -------    -------    -------   -------
                                              -------    -------    -------   -------

  The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model.

  The following is a summary of outstanding options and weighted average exercise price for the six months ended June 30, 2003 and 2002:

                                         2003                      2002
                                 --------------------      --------------------
                                 Number        Price       Number        Price
                                 ------        -----       ------        -----

    January 1                    319,752      $ 28.30      347,802      $ 28.22
    Granted                        2,500        38.00        3,000        25.25
    Exercised                   (146,772)       27.00            -            -
    Forfeited                          -            -       (1,500)       32.50
                                --------      -------      -------      -------

    June 30                      175,480      $ 29.53      349,302      $ 28.18
                                --------      -------      -------      -------
                                --------      -------      -------      -------

                      FIRST M & F CORPORATION AND SUBSIDIARY

                      Notes to Consolidated Financial Statements
                           (In Thousands, Except Share Data)
                                      (Unaudited)

Note 4:  Earnings Per Share

                                                           Three Months Ended
                                                                June 30,
                                                       -------------------------
                                                           2003            2002
                                                           ----            ----

    Net income                                           $ 2,638         $ 2,329
                                                       ---------       ---------

    Weighted average shares outstanding                4,639,631       4,614,784
    Add dilutive effective of outstanding options         30,763               -
                                                       ---------       ---------

              Adjusted dilutive shares outstanding     4,670,394       4,614,784
                                                       ---------       ---------
                                                       ---------       ---------

    Earnings per share:
      Basic                                                $ .57           $ .51
      Diluted                                                .57             .51
                                                       ---------       ---------
                                                       ---------       ---------

                                                            Six Months Ended
                                                                June 30,
                                                       -------------------------
                                                           2003            2002
                                                           ----            ----

    Net income                                           $ 5,292         $ 4,638
                                                       ---------       ---------
                                                       ---------       ---------

    Weighted average shares outstanding                4,632,908       4,614,784
    Add dilutive effective of outstanding options         21,353               -
                                                       ---------       ---------

              Adjusted dilutive shares outstanding     4,654,261       4,614,784
                                                       ---------       ---------
                                                       ---------       ---------

    Earnings per share:
      Basic                                               $ 1.14          $ 1.01
      Diluted                                               1.14            1.01
                                                       ---------       ---------
                                                       ---------       ---------

Note 5:  Common Stock Repurchase Program

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

                                         FIRST M & F CORPORATION AND SUBSIDIARY

                                       Notes to Consolidated Financial Statements
                                            (In Thousands, Except Share Data)
                                                      (Unaudited)

Note 6:  Intangible Assets

Following is a summary of intangible assets, net of accumulated amortization included in the Consolidated Statements of Condition.

                                                          Customer
                                                Core      Renewal      Noncompete
                                 Goodwill      Deposits    Lists       Agreements
                                 --------      --------   ---------    ----------

December 31,2001                $  16,348     $   162     $ 256         $ 234
Amortization expense                    -         (40)      (11)          (14)
                                ---------     -------     -----         -----

June 30, 2002                   $  16,348     $   122     $ 245        $  220
                                ---------     -------     -----         -----
                                ---------     -------     -----         -----

December 31,2002                $  16,348     $    81     $ 316         $ 206
Amortization expense                    -         (40)      (14)          (14)
                                ---------     -------     -----         -----
June 30, 2003                   $  16,348     $    41     $ 302         $ 192
                                ---------     -------     -----         -----
                                ---------     -------     -----         -----

Intangible assets, other than goodwill, are carried in Other Assets in the
Consolidated Statements of Condition.

                      Independent Accountants' Review Report

The Board of Directors
First M & F Corporation
Kosciusko, Mississippi

We have reviewed the accompanying consolidated statement of condition of First M & F Corporation and subsidiary as of June 30, 2003, and the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2003 and 2002 and the related consolidated statements of stockholders’ equity and cash flows for the six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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
July 31, 2003

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

Financial Summary

Net income for the second quarter of 2003 was $2.638 million, or $.57 per basic and diluted share as compared to $2.329 million, or $.51 per basic and diluted share for the same period in 2002. The increase in earnings per share was due primarily to a higher net interest margin in 2003 than in 2002, as well as net loan growth of $32.912 million in the second quarter of 2003 as compared to a net decrease in loans of $1.569 million in the second quarter of 2002. The net interest margin for the second quarter of 2003 was 4.26% as compared to 4.20% for the second quarter of 2002. The second quarter efficiency ratio for 2003 increased to 63.02% from 62.16% in the second quarter of 2002. Annualized non-interest revenues were at 1.37% of average assets for the second quarter of 2003 as compared to 1.31% for the same period in 2002. Annualized non-interest expenses were 3.29% of average assets for the second quarter of 2003 as compared to 3.19% for the same period in 2002. Return on assets for the second quarter of 2003 was 1.00%, while the return on equity was 9.45%. Return on assets for the second quarter of 2002 was ..92%, while the return on equity was 9.12%.

The following table shows performance ratios for the first and second quarters of 2003 as compared to the first and second quarters of 2002:

                       2nd Quarter    1st Quarter    2nd Quarter    1st Quarter
                          2003           2003           2002           2002
                       -----------    -----------    -----------    -----------

EPS, diluted               $ .57         $ .57         $ .51          $ .50
Net interest margin         4.26%         4.12%         4.20%          4.02%
Efficiency ratio           63.02%        62.17%        62.16%         62.08%
Return on assets            1.00%         1.00%          .92%           .89%
Return on equity            9.45%         9.63%         9.12%          8.96%

FIRST M & F CORPORATION

Net income for the first six months of 2003 was $5.292 million, or $1.14 per basic and diluted share as compared to $4.638 million, or $1.01 per basic and diluted share for the same period in 2002. The increase in earnings per share was due primarily to higher net interest margins, stronger loan growth and a 6.18% improvement in non-interest revenues for 2003 over 2002. The net interest margin for the first six months of 2003 was 4.19% as compared to 4.11% for the same period in 2002. The first half efficiency ratio for 2003 increased to 62.60% from 62.12% in the first half of 2002. Annualized non-interest revenues were at 1.33% of average assets for the first six months of 2003 as compared to 1.28% for the same period in 2002. Annualized non-interest expenses were 3.21% of average assets for the first six months of 2003 as compared to 3.12% for the same period in 2002. Return on assets for the first six months of 2003 was 1.00%, while the return on equity was 9.54%. Return on assets for the fist six months of 2002 was .90%, while the return on equity was 9.04%.

Net Interest Income

Net interest income for the second quarter of 2003 was $9.777 million as compared to $9.269 million for the same period in 2002. Earning asset yields were 6.15% in the second quarter of 2003 as compared to 6.88% in 2002. However, funding costs decreased to 2.18% for the second quarter of 2003 from 3.06% for the second quarter of 2002. Average earning assets were $967.460 million during the second quarter of 2003 as compared to $926.950 million in the same period in 2002. Average loans as a percentage of earning assets were 73.01% for the second quarter of 2003 as compared to 70.86% for the same period in 2002. Average interest bearing liabilities were $829.305 million during the second quarter of 2003 as compared to $807.668 million during the same period in 2002. Average non-interest bearing deposits were $104.840 million during the second quarter of 2003 as compared to $96.208 million for the same period in 2002.

The following table shows margin-related ratios for the first and second quarters of 2003 as compared to the first and second quarters of 2002:

                       2nd Quarter    1st Quarter    2nd Quarter    1st Quarter
                            2003          2003          2002           2002
                       -----------    -----------    -----------    -----------

Net interest income       $ 9,777       $ 9,524       $ 9,269        $ 9,060
Earning asset yield          6.15%         6.14%         6.88%          6.82%
Funding cost                 2.18%         2.32%         3.06%          3.23%
Average loans as
  percentage of
  earning assets            73.01%        70.48%        70.86%         68.51%
Average non-interest
  deposits to total
  funding                   11.22%        10.52%        10.64%         11.59%

FIRST M & F CORPORATION

Net interest income for the first half of 2003 was $19.301 million as compared to $18.329 million for the same period in 2002. Earning assets yields were 6.15% for the first half of 2003 as compared to 6.85% for the same period in 2002. However, funding costs decreased to 2.25% for the first six months of 2003 from 3.15% for the same period in 2002. Average earning assets were $969.855 million during the first half of 2003 as compared to $952.662 million during the same period in 2002. Average loans as a percentage of earning assets were 71.75% during the first half of 2003 as compared to 68.79% for the same period in 2002. Average interest bearing liabilities were $834.164 million during the first half of 2003 as compared to $813.251 million during the same period in 2002. Average non-interest bearing deposits were $101.736 million during the first half of 2003 as compared to $101.765 million during the same period in 2002.

Provision for Loan Losses

The provision for loan losses for the second quarter of 2003 was $962 thousand as compared to $1.280 million for the second quarter of 2002. This reserve for loan losses as a percentage of loans was 1.42% at June 30, 2003, 1.51% at December 31, 2002 and 1.50% at June 30, 2002. Nonaccrual loans and 90 days past due accruing loans as a percentage of loans outstanding were .61% at June 30, 2003, .55% at December 31, 2002 and .52% at June 30, 2002. Annualized net charge-offs as a percentage of average loans were .53% for the second quarter of 2003 and .49% for the first half of 2003 as compared to .40% for the year ended December 31, 2002.

Non Interest Income

Non-interest income, excluding securities transactions, for the second quarter of 2003 was $3.639 million as compared to $3.290 million for the same period in 2002. Deposit income was up by 6.74% due to a restructuring of deposit accounts and charges in the summer of 2002. Agency commissions were up by 24.27% compared to the second quarter of 2002 due to generally higher pricing in the market for insurance products. Mortgage revenues were up by 33.33% due to higher volumes for new home loans and refinanced loans in 2003 than in the second quarter of 2002.

The following table shows non-interest income components for the first and second quarters of 2003 as compared to the first and second quarters of 2002:

                       2nd Quarter    1st Quarter    2nd Quarter    1st Quarter
                            2003           2003          2002          2002
                       -----------    -----------    -----------    -----------

Service charges on
  deposits                $ 1,932        $ 1,798       $ 1,810       $ 1,696
Mortgage income               300            172           225           252
Agency commissions            932            826           750           770
Other non-interest
  income                      475            580           505           554
Securities gains
  (losses)                    (20)             -            25             1
                       -----------    -----------    -----------    -----------
      Total               $ 3,619        $ 3,376       $ 3,315       $ 3,273
                       -----------    -----------    -----------    -----------
                       -----------    -----------    -----------    -----------

FIRST M & F CORPORATION

Non interest income, excluding securities transactions for the first half of 2003 was $7.015 million as compared to $6.562 million for the same period in 2002. Deposit income was up by 6.39% due to the July, 2002 changes in service charges as well as higher transaction volumes in 2003 than in 2002. Agency commissions were up by 15.66% in the first half of 2003 as compared to 2002 due to the higher premiums that are prevalent in the market. Mortgage revenues were flat for the first half of 2003 as compared to 2002 due to a slow first quarter in 2003, followed by a strong second quarter.

Non Interest Expense

Non-interest expenses increased by 7.46% in the second quarter of 2003 as compared to the same period in 2002. Salary and benefit expenses were up by 2.74% in the second quarter of 2003 as compared to 2002. The number of full-time equivalent employees in the Company was 428 at June 30, 2003 as compared to 416 at December 31, 2002 and 400 at June 30, 2002. Three employees were added in April, 2003 for a new branch location in Olive Branch and a new asset-based lending subsidiary with a staff of three was formed in Memphis in the second quarter. Other staffing increases in 2003 were due to the addition of new commercial lenders. Annualized non-interest expenses as a percentage of average assets were 3.29% for the second quarter of 2003 as compared to 3.19% for the same period in 2002. The Company’s efficiency ratio was 63.02% for the second quarter of 2003 as compared to 62.16% for the second quarter of 2002.

The following table reflects the components of other non-interest expenses (in thousands) for the first two quarters of 2003 and 2002:

                                   June,      March,       June,      March,
                                   2003        2003        2002        2002
                                   -----      ------       -----      ------

Telecommunications               $   228     $   219     $   193     $   188
Postage and shipping                 162         174         132         153
Supplies                             167         185         152         159
Marketing and advertising            258         153         217         147
Foreclosed property                  127          60          59          64
Intangible asset amortization         34          34          32          33
Other expenses                     1,608       1,623       1,450       1,430
                                 -------     -------     -------     -------
                                 $ 2,584     $ 2,448     $ 2,235     $ 2,174
                                 -------     -------     -------     -------
                                 -------     -------     -------     -------

The following table shows non-interest expense ratios for the first and second quarters of 2003 as compared to the first and second quarters of 2002:

                       2nd Quarter    1st Quarter    2nd Quarter    1st Quarter
                            2003          2003          2002           2002
                       -----------    -----------    -----------    -----------

Efficiency ratio           63.02%         62.17%        62.16%        62.08%
Non-interest expense
  to average assets         3.29%          3.12%         3.19%         3.05%
Salaries and benefits
  to total non-interest
  expense                  53.15%         52.33%        55.60%        54.93%

FIRST M & F CORPORATION

Non-interest expenses increased by 5.82% in the first half of 2003 as compared to the same period in 2002. Salary and benefit expenses were up by 0.99% in the first half of 2003 as compared to 2002. Equipment expenses for the first half of 2003 were up by 9.40% over the same period in 2002 due to additional technology that was added during 2003. This enhancement was related to the automation of customer service applications as well as enhancements to the imaging technologies of the Company. Annualized non-interest expenses as a percentage of average assets were 3.21% for the first half of 2003 as compared to 3.12% for the same period in 2002. The Company's efficiency ratio was 62.60% for the first half of 2003 as compared to 62.12% for the first half of 2002.

Income Taxes

Income taxes for the second quarter of 2003 were 21.21% higher than in the same period in 2002. The effective tax rate for the second quarter of 2003 was 29.70% as compared to 27.81% in the second quarter of 2002. Income taxes for the first half of 2003 were 21.84% higher than in the first half of 2002. The effective tax rate for the first half of 2003 was 29.22% as compared to 27.88% in the first half of 2002. The increase in taxes was primarily due to an increase in taxable income and a decrease in tax-exempt income from 2002 to 2003.

Assets and Liabilities

Assets were up by 2.40% from December 31, 2002 and up by 3.49% from June 30, 2002. Loans grew by 8.01% in the first six months of 2003 and grew by 11.76% from June 30, 2002. Investments declined by 9.61% in the first six months of 2003, providing funds for loan growth. Loan demand was strong during the first half of 2003 with loans growing by $21.454 million in the first quarter and by $32.912 million in the second quarter. In comparison, loans decreased by $3.733 million in the first quarter of 2002 and decreased by $1.569 million in the second quarter. Loans as a percentage of assets were 69.03% at June 30, 2003 as compared to 65.44% at December 31, 2002 and 63.93% at June 30, 2002.

Deposits increased by 3.43% in the first six months of 2003 and by 3.49% from June 30, 2002. NOW and money market deposits grew by $13.567 million in the first six months of 2003, with $20.421 million of the growth occurring in municipal deposit accounts, while individual and business deposits decreased by $6.854 million. Certificates of deposit decreased by approximately $1.230 million in the first six months of 2003. Certificates of deposit of municipalities were up by $15.523 million in 2003, while consumer and business certificates of deposit were down by $16.753 million. The municipality deposit growth was driven mainly by tax receipts, while the consumer and business time deposit decreases were due primarily to the low interest rate environment. Other NOW and money market deposits will probably remain at current levels under higher interest rates make reinvestment more attractive.

Total borrowings were down by $6.709 million in the first six months of 2003, mainly due to the liquidity provided by deposit growth and investment portfolio decreases. Debt is expected to remain stable or increase over the course of the year as the Company looks to the debt market as an alternative funding source to time deposits. The Company is also using debt to finance the repurchase of stock.

FIRST M & F CORPORATION

Equity

The Company’s regulatory capital ratios at June 30, 2003, as shown below are in excess of the minimum requirements and qualify the institution as “well capitalized” under the risk-based capital regulations.

                                                                 ($ in thousands)
                                                                 ----------------

  Tier 1 capital                                                     $ 89,101
  Tier 2 capital                                                        9,377
                                                                      -------

      Total risk-based capital                                       $ 98,478
                                                                      -------
                                                                      -------

  Risk weighted assets                                              $ 746,545
                                                                      -------
                                                                      -------

  Total risk-based capital ratio                                        13.19%
                                                                      -------
                                                                      -------

  Leverage ratio                                                         8.59%
                                                                      -------
                                                                      -------

The total risk-based capital ratio for the Bank was 14.08% with a leverage ratio of 9.20%. The dividend payout ratio for the first six months of 2003 was 43.86% based upon a quarterly dividend of $.25 per share. The book value of the stock at June 30, 2003 was $24.02, with a traded market value of $32.71 per share.

During the first half of 2003, 146,772 shares of common stock were issued through stock options exercises. The average issue price was $27.00 per share. The stock options exercised were from a plan that was assumed in the 1999 Community Federal Bancorp acquisition. The Company repurchased 77,354 shares in the open market during the first quarter at an average cost of $32.14 per share and repurchased 45,000 shares in the second quarter at an average cost of $34.85 per share. The Company received Board approval to accelerate its repurchase program to allow for the repurchase of 240,000 shares during the period of March, 2003 through February, 2004. As of June 30, 2003, 122,354 shares had been repurchased at an average cost of $33.14 per share.

Interest Rate Risk and Liquidity Management

Responsibility for managing the Company’s program for controlling and monitoring interest rate and liquidity risk and for maintaining income stability, given the Company’s exposure to changes in interest rates, is vested in the asset/liability committee. Appropriate policy and guidelines, approved by the board of directors, govern these actions. Monitoring is primarily accomplished through monthly reviews and analysis of asset and liability repricing opportunities, market conditions and expectations for the economy. Cash flow analyses are also used to project short-term interest rate risks and liquidity risks. Management believes, at June 30, 2003, there is adequate flexibility to alter the current rate and maturity structures as necessary to minimize the exposure to changes in interest rates, should they occur. The Company is currently in a positive gap position for assets and liabilities repricing within the next year. This generally means that for assets and liabilities maturing and repricing with the next 12 months, the Company is positioned for more assets to mature and reprice than it has in liabilities maturing and repricing.

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

The adequacy of the reserve for loan losses is monitored quarterly with provision accruals approved by the Board. Reserve adequacy is dependent on loan classifications by external examiners as well as by internal loan review personnel, past due loans, loan growth and loss history. The reserve as a percentage of loans at June 30, 2003 is comparable to other peer banks.

The following table shows non-performing loans and other assets of the Company.

                                      June 30,     December 31,     June 30,
                                        2003           2002           2002
                                      --------     ------------     --------
(Amounts in Thousands)
Nonaccrual loans                      $ 2,663        $ 1,583        $ 2,016
90 Day past due loans                   1,808          2,170          1,376
                                      -------        -------        -------
  Total non-performing loans            4,471          3,753          3,392
Other real estate                       1,116            950          1,095
                                      -------        -------        -------
  Total non-performing assets         $ 5,587        $ 4,703        $ 4,487
                                      -------        -------        -------
                                      -------        -------        -------

Non-performing loans to loans             .61%           .55%           .52%
Non-performing assets to assets           .53%           .45%           .44%
                                      -------        -------        -------
                                      -------        -------        -------

FIRST M & F CORPORATION

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market risk reflects the risk of economic loss resulting from changes in interest rates and market prices. This risk of loss can be reflected in either reduced potential net interest income in future periods or diminished market values of financial assets.

The Company’s market risk arises primarily from interest rate risk, which the asset/liability management committee monitors and manages on a monthly basis. The committee manages the interest rate risks inherent in the loan, investment, deposit and borrowing portfolios of the Company. The asset/liability management committee determines the risk profile of the Company and determines strategies to maintain interest rate sensitivity at a low level. As of June 30, 2003 the institution was in a positive repricing gap position of approximately 12.53% of assets.

Interest rate shock analysis shows that the Company will experience a 6 basis point decrease over 12 months in its net interest margin with an immediate and sustained 100 basis point decrease in interest rates. An immediate and sustained increase in interest rates of 100 basis points will result in a 5 basis point increase in the net interest margin. The sensitivity of loan prices and the lack of sustainable deposit cost decreases are the primary drivers behind these simulation results.

An analysis of the change in market value of equity shows how an interest rate shock will affect the difference between the market value of assets and the market value of liabilities. With all financial instruments being stated at market value, the ratio of the market value of equity to the market value of assets will fall by 30 basis points with an immediate and sustained increase in interest rates of 100 basis points. The ratio of the market value of equity to the market value of assets will increase by 30 basis points with an immediate and sustained decrease in interest rates of 100 basis points.

The Company has off balance sheet risks to the extent that it has made lending or investment purchase commitments. Total outstanding and unused loan commitments at June 30, 2003, were $106.059 million with $37.146 million of those commitments maturing in over one (1) year. The Company monitors these commitments with respect to credit quality as well as funding-related risks.

FIRST M & F CORPORATION

Item 4 - Controls and Procedures

The term “disclosure controls and procedures” (defined in SEC Rule 13a-14(c)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2003 (the “Evaluation Date”), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective.

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

Item 2 - Changes in Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

The annual stockholders’ meeting was held on April 9, 2003. The stockholders elected five directors to serve a term of three years as summarized below:

 Directors Elected                    Votes For               Votes Withheld
 -----------------                    ---------               --------------

Fred A. Bell, Jr.                     3,310,342                     313
Charles T. England                    3,310,342                     313
Susan P. McCaffery                    3,310,341                     314
James I. Tims                         3,310,342                     313
Edward G. Woodard                     3,310,342                     313

FIRST M & F CORPORATION

PART II: OTHER INFORMATION

There were 4,631,778 shares entitled to vote on the proposals, with 3,310,655 shares, or 71.48% actually being voted.

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

  Exhibit 99.1 - Chief  Executive  Officer  Certification  Under Section  906 of
    Sarbanes-Oxley Act of 2002.

  Exhibit 99.2 - Chief Financial  Officer  Certification  Under Section  906 of
    Sarbanes-Oxley Act of 2002.

Item 6(b) - Reports on Form 8-K
  The following reports on Form 8-K were filed during the quarter ended June 30,
    2003:

  (1) Current report on Form 8-K dated April 21, 2003 and filed April 21, 2003.
      Item 5, press release related to earnings for quarter ended March 31, 2003.

  (2) Current report on Form 8-K dated May 12, 2003 and filed May 13, 2003.  Item
      5, press release related to First M & F Corporation addressing investors attending the Sterne Agee and Leach Bank Symposium on May 7, 2003.

                              FIRST M & F CORPORATION

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant
has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST M & F CORPORATION
     (Registrant)

DATE:  August 12, 2003                     ____________________________________
                                           Hugh S. Potts, Jr.
                                           Chairman and Chief Executive Officer

DATE:  August 12, 2003                     ____________________________________
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

   Date:  August 12, 2003             ____________________________________
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

   Date:  August 12, 2003             /s/ Robert C. Thompson, III
   ----------------------             ---------------------------
                                      Robert C. Thompson, III
                                      Executive Vice President and Chief Financial
                                        Officer

                              FIRST M & F CORPORATION

                                   EXHIBIT INDEX

Exhibit 99.1 - Chief Executive Officer Certification Under Section 906 of Sarbanes-
 Oxley Act of 2002.

Exhibit 99.2 - Chief Financial Officer Certification Under Section 906 of Sarbanes-
 Oxley Act of 2002.