Form 10-Q
period 2003-09-30
FIRST M&F CORP/MS
filed 2003-11-14
CIK 320387

                              FIRST M & F CORPORATION

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20459

                                     FORM 10-Q

                Quarterly Report Under Section 13 or 15 (d) of the
                          Securities Exchange Act of 1934

For the quarter ended September 30, 2003            Commission File Number 0-9424

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

Indicate by check mart whether the registrant is an accelerated filer (as defined
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

Common stock ($5.00 par value)                       4,574,464 shares

                      FIRST M & F CORPORATION AND SUBSIDIARY

                                     FORM 10-Q

                                     CONTENTS
                                     --------

                                                                Page
                                                                ----

PART I:  FINANCIAL INFORMATION                                    3
  Item 1 - Financial Statements (unaudited):
             Consolidated Statements of Condition                 4
             Consolidated Statements of Income                    5
             Consolidated Statements of Comprehensive Income      6
             Consolidated Statements of Stockholders' Equity      7
             Consolidated Statements of Cash Flows              8-9
             Notes to Consolidated Financial Statements       10-13
             Independent Accountants' Review Report              14

  Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations    15-22

  Item 3 - Quantitative and Qualitative Disclosures About
              Market Risk                                        23

  Item 4 - Controls and Procedures                               24

PART II:  OTHER INFORMATION
  Item 1 - Legal Proceedings                                     25
  Item 2 - Changes in Securities and Use of Proceeds             25
  Item 3 - Defaults upon Senior Securities                       25
  Item 4 - Submission of Matters to a Vote of Security
             Holders                                             25
  Item 5 - Other Information                                     25
  Item 6 - Exhibits and Reports on Form 8-K                      26

SIGNATURE                                                        27

CERTIFICATIONS                                                28-29

EXHIBIT INDEX

EXHIBITS

PART I: FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

                        FIRST M & F CORPORATION AND SUBSIDIARY

                         Consolidated Statements of Condition
                           (In Thousands, Except Share Data)

                                                   (Unaudited)
                                                   September 30,   December 31,
                   Assets                              2003           2002 (1)
                   ------                           ----------     ------------

Cash and due from banks                            $    29,836      $    43,329
Interest bearing bank balances                           3,201           12,610
Federal funds sold                                           -            7,700
Securities available for sale (amortized
  cost of $191,414 and $226,617)                       198,476          236,110

Loans                                                  776,667          678,746
  Allowance for loan losses                            (11,009)         (10,258)
                                                     ---------         --------
          Net loans                                    765,658          668,488
                                                     ---------         --------

Bank premises and equipment                             22,681           21,508
Accrued interest receivable                              7,137            7,125
Other real estate                                        1,004              950
Goodwill                                                16,348           16,348
Other assets                                            27,662           22,966
                                                     ---------         --------

                                                   $ 1,072,003      $ 1,037,134
                                                     ---------         --------
                                                     ---------         --------

     Liabilities and Stockholders' Equity

Liabilities:
  Deposits:
    Non-interest bearing                           $   111,777      $   101,915
    Interest bearing                                   696,874          722,109
                                                     ---------         --------
          Total deposits                               808,651          824,024
                                                     ---------         --------

  Federal funds and repurchase agreements               26,448           23,599
  Other borrowings                                     116,154           71,142
  Accrued interest payable                               1,469            1,920
  Other liabilities                                      7,994            7,583
                                                     ---------         --------
          Total liabilities                            960,716          928,268
                                                     ---------         --------

Noncontrolling joint venture interest                      926              656
                                                     ---------         --------

Stockholders' equity:
  Common stock of $5.00 par value.  15,000,000
    shares authorized; 4,586,964 and 4,587,046
    shares issued and outstanding                       22,935           22,935
  Additional paid-in capital                            32,320           33,260
  Retained earnings                                     52,200           47,585
  Accumulated other comprehensive income                 2,906            4,430
                                                     ---------         --------
          Total stockholders' equity                   110,361          108,210
                                                     ---------         --------

                                                   $ 1,072,003      $ 1,037,134
                                                     ---------         --------
                                                     ---------         --------

The accompanying notes are an integral part of these financial statements.

(1)  Derived from audited financial statements.

                        FIRST M & F CORPORATION AND SUBSIDIARY

                           Consolidated Statements of Income
                           (In Thousands, Except Share Data)
                                      (Unaudited)

                                        Three Months Ended           Nine Months Ended
                                           September 30,               September 30,
                                        --------------------        -------------------
                                        2003           2002         2003           2002
                                        ----           ----         ----           ----
Interest income:
  Interest and fees on loans          $ 12,246     $ 12,550      $ 35,758      $ 36,862
  Taxable investments                    1,551        2,535         5,262         7,830
  Tax exempt investments                   600          629         1,791         1,955
  Federal funds sold                         5           15           188           129
  Interest bearing bank
    balances                                14           23            93            98
                                       -------      -------       -------       -------
          Total interest income         14,416       15,752        43,092        46,874
                                       -------      -------       -------       -------

Interest expense:
  Deposits                               3,034        4,686        10,581        15,512
  Short-term borrowings                    154          174           456           521
  Other borrowings                         889          760         2,415         2,380
                                       -------      -------       -------       -------
          Total interest expense         4,077        5,620        13,452        18,413
                                       -------      -------       -------       -------

          Net interest income           10,339       10,132        29,640        28,461
Provision for loan losses                  960        1,004         2,842         3,484
                                       -------      -------       -------       -------
          Net interest income after
            provision for loan
            losses                       9,379        9,128        26,798        24,977
                                       -------      -------       -------       -------

Noninterest income:
  Service charges on deposits            1,938        2,026         5,668         5,532
  Mortgage banking income                  479          310           951           787
  Agency commission income                 938          933         2,696         2,453
  Other fee income                         266          143           708           549
  Gains (losses) on securities
    available for sale                       1           (4)          (19)           22
  Other income                             187          383           800         1,036
                                       -------      -------       -------       -------
          Total noninterest
            income                       3,809        3,791        10,804        10,379
                                       -------      -------       -------       -------

Noninterest expenses:
  Salaries and employee benefits         4,957        4,514        13,891        13,360
  Net occupancy expense                    540          483         1,590         1,478
  Equipment and data processing
    expenses                               784          942         2,705         2,698
  Intangible asset amortization             34           24           102            89
  Other expenses                         2,899        2,883         7,863         7,227
                                       -------      -------       -------       -------
          Total noninterest
            expenses                     9,214        8,846        26,151        24,852
                                       -------      -------       -------       -------

          Income before income
            taxes                        3,974        4,073        11,451        10,504
Income taxes                             1,183        1,206         3,368         2,999
                                       -------      -------       -------       -------

          Net income                  $  2,791     $  2,867      $  8,083      $  7,505
                                       -------      -------       -------       -------
                                       -------      -------       -------       -------

Earnings per share:
Basic                                 $   0.61     $   0.62      $   1.75      $   1.63
Diluted                                   0.60         0.62          1.74          1.63
                                       -------      -------       -------       -------
                                       -------      -------       -------       -------

The accompanying notes are an integral part of these financial statements.

                           FIRST M & F CORPORATION AND SUBSIDIARY

                       Consolidated Statements of Comprehensive Income
                              (In Thousands, Except Share Data)
                                         (Unaudited)

                                         Three Months Ended             Nine Months Ended
                                           September 30,                September 30,
                                         -------------------           -------------------
                                         2003           2002            2003         2002
                                         ----           ----           -----         ----

Net income                           $  2,791       $  2,867         $ 8,083      $ 7,505
                                      -------        -------          ------       ------

Other comprehensive income (loss):
    Unrealized holding gains
      (losses) on securities,
       net of taxes of $914 and
       $1,207 for the three
       months ended September 30,
       and $725 and $2,474 for
       the nine months ended
       September 30                    (1,216)         2,024           (1,536)      4,155

    Plus (minus) reclassification
      adjustments for (gains)
      losses included in net
      income, net of taxes of
      $0 and $2 for the three
      months ended September 30
      and $7 and $145 for the nine
      months ended September 30          --                2               12         (14)
                                      -------        -------          ------       ------

          Other comprehensive
            income (loss)              (1,216)         2,026           (1,524)      4,141
                                      -------        -------          ------       ------

          Total comprehensive
            income                   $  1,575        $ 4,893          $ 6,559    $ 11,646
                                      -------        -------          ------       ------
                                      -------        -------          ------       ------

The accompanying notes are an integral part of these financial statements.

                           FIRST M & F CORPORATION AND SUBSIDIARY

                         Consolidated Statements of Stockholders' Equity
                              (In Thousands, Except Share Data)
                                         (Unaudited)

                                                              Accumulated
                                   Additional                    Other
                        Common      Paid-In      Retained    Comprehensive
                        Stock       Capital      Earnings       Income         Total
                        -------    ----------    --------    -------------     -----

January 1, 2002       $ 23,074     $ 33,876     $ 41,960       $ 1,153      $ 100,063

Net income                   -            -        7,505             -          7,505

Cash dividends ($.75
  per share)                 -            -       (3,461)            -         (3,461)

Net change                   -            -            -         4,141          4,141
                        ------       ------       ------        ------        -------

September 30, 2002    $ 23,074     $ 33,876     $ 46,004       $ 5,294      $ 108,248
                        ------       ------       ------        ------        -------
                        ------       ------       ------        ------        -------

January 1, 2003       $ 22,935     $ 33,260     $ 47,585       $ 4,430      $ 108,210

Net income                   -            -        8,083             -          8,083

Cash dividends ($.75
  per share)                 -            -       (3,468)            -         (3,468)

Exercise of options
  for 147,272 common
  shares                   737        3,239            -             -          3,976

147,354 common shares
  repurchased             (737)      (4,179)           -             -         (4,916)

Net change                   -            -            -        (1,524)        (1,524)
                        ------       ------       ------        ------        -------

September 30, 2003    $ 22,935     $ 32,320     $ 52,200       $ 2,906      $ 110,361
                        ------       ------       ------        ------        -------
                        ------       ------       ------        ------        -------

The accompanying notes are an integral part of these financial statements.

                           FIRST M & F CORPORATION AND SUBSIDIARY

                            Consolidated Statements of Cash Flows
                              (In Thousands, Except Share Data)
                                         (Unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                         ---------------------
                                                           2003         2002
                                                           ----         ----

Cash flows from operating activities:
  Net income                                          $   8,083    $   7,505
  Adjustments to reconcile net income to cash
    provided by operating activities:
    Provision for loan losses                             2,842        3,484
    Depreciation and amortization                         1,461        1,518
    Net investment amortization                             758          472
    (Gain) loss on securities available for sale             19          (22)
    Deferred income taxes                                  (944)        (778)
    (Increase) decrease in:
      Accrued interest receivable                           (12)         536
      Cash surrender value of bank owned life
        insurance                                          (411)        (531)
    Increase (decrease) in:
      Accrued interest payable                             (451)        (895)
      Income taxes payable                                  (50)      (3,274)
    Other, net                                             (279)        (221)
                                                        -------      -------

          Net cash provided by operating activities      11,016        7,794

Cash flows from investing activities:
  Purchases of securities available for sale            (29,980)     (45,120)
  Sales of securities available for sale                  2,063        2,177
  Maturities of securities available for sale            63,335       50,250
  Net (increase) decrease in:
    Interest bearing bank balances                        9,409       (5,555)
    Federal funds sold                                    7,700         (350)
    Loans                                              (101,180)     (16,855)
    Bank premises and equipment                          (2,515)      (1,033)
    Federal Home Loan Bank stock transactions            (2,431)           -
  Other, net                                              1,172          849
                                                        -------      -------

          Net cash used in investing activities         (52,427)     (15,637)
                                                        -------      -------

                                                                   (Continued)
                                                                   -----------

                           FIRST M & F CORPORATION AND SUBSIDIARY

                            Consolidated Statements of Cash Flows
                              (In Thousands, Except Share Data)
                                         (Unaudited)

                                                         Nine Months Ended
                                                           September 30,
                                                       ----------------------
                                                         2003        2002
                                                         ----        ----

Cash flows from financing activities:
  Net increase (decrease) in:
    Non-interest bearing deposits                    $  9,862    $(10,720)
    Interest bearing deposits                         (25,235)      3,615
    Securities sold under agreements to
      repurchase and other short-term borrowings        2,849       6,760
  Proceeds from other borrowings                       67,300      22,000
  Repayments of other borrowings                      (22,450)    (21,908)
  Distribution to noncontrolling joint venture
    interest                                                -        (500)
  Common shares issued                                  3,976           -
  Common shares repurchased                            (4,916)          -
  Cash dividends                                       (3,468)     (3,461)
                                                     --------     -------

          Net cash provided by (used in) financing
            activities                                 27,918      (4,214)
                                                     --------     -------

          Net decrease in cash and due from banks     (13,493)    (12,057)

Cash and due from banks at January 1                   43,329      40,945
                                                     --------     -------

Cash and due from banks at September 30              $ 29,836    $ 28,888
                                                     --------     -------
                                                     --------     -------

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

                                                     2003           2002
                                                     ----           ----

      Interest                                    $ 13,903       $ 19,308
      Income taxes                                   4,362          4,993
                                                   -------        -------
                                                   -------        -------

Note 3: Stock-Based Compensation
--------------------------------

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

                                               Three Months Ended    Nine Months Ended
                                                  September 30,         September 30,
                                               ------------------    -----------------
                                                 2003       2002       2003      2002
                                                 ----       ----       ----      ----

    Net income, as reported                   $ 2,791    $ 2,867    $ 8,083   $ 7,505
    Total stock-based employee
      compensation expense determined
      under fair value method for all
      awards, net of related tax effects            9         16         28        48
                                               ------     ------     ------    ------

    Pro forma net income                      $ 2,782    $ 2,851    $ 8,055   $ 7,457
                                               ------     ------     ------    ------
                                               ------     ------     ------    ------

    Earnings per share:
      Basic - as reported                       $ .61      $ .62     $ 1.75    $ 1.63
      Basic - pro forma                           .61        .62       1.74      1.63

      Diluted - as reported                       .60        .62       1.74      1.63
      Diluted - pro forma                         .60        .62       1.74      1.63
                                               ------     ------     ------    ------
                                               ------     ------     ------    ------

     The fair value of stock options  granted was estimated at the date of grant using the Black-Scholes option-pricing model.

     The  following is a summary of  outstanding  options and  weighted  average exercise price for the nine months ended September 30, 2003 and 2002:

                                          2003                      2002
                                 ---------------------    ----------------------
                                 Number        Price      Number         Price
                                 ------        -----      ------         -----

    January 1                    319,752      $ 28.30      347,802      $ 28.22
    Granted                        2,500        38.00        3,000        25.25
    Exercised                   (147,272)       27.00            -            -
    Forfeited                          -            -       (2,500)       32.50
                                 -------       ------      -------       ------

    September 30                 174,980      $ 29.53      348,302      $ 28.16
                                 -------       ------      -------       ------
                                 -------       ------      -------       ------

                      FIRST M & F CORPORATION AND SUBSIDIARY

                    Notes to Consolidated Financial Statements
                         (In Thousands, Except Share Data)
                                   (Unaudited)

Note 4:Earnings Per Share
-------------------------

                                                           Three Months Ended
                                                              September 30,
                                                        ------------------------
                                                           2003           2002
                                                           ----           ----

Net income                                               $    2,791   $    2,867
                                                          =========    =========

Weighted average shares outstanding                       4,595,546    4,614,784
Add dilutive effective of outstanding options                27,066            -
                                                          ---------    ---------

          Adjusted dilutive shares outstanding            4,622,612    4,614,784
                                                          =========    =========

Earnings per share:
  Basic                                                  $      .61   $      .62
  Diluted                                                       .60          .62

                                                             Nine Months Ended
                                                               September 30,
                                                         ------------------------
                                                             2003         2002

Net income                                               $  8,083      $ 7,505
                                                          =======       ======

Weighted average shares outstanding                     4,620,317     4,614,784
Add dilutive effective of outstanding options              23,247             -
                                                        ---------     ---------

          Adjusted dilutive shares outstanding          4,643,564     4,614,784
                                                        =========     =========

Earnings per share:
  Basic                                                  $   1.75      $   1.63
  Diluted                                                    1.74          1.63
                                                           ======       =======

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

                      FIRST M & F CORPORATION AND SUBSIDIARY

                    Notes to Consolidated Financial Statements
                         (In Thousands, Except Share Data)
                                   (Unaudited)

Note 6:  Intangible Assets
--------------------------

Following  is  a  summary  of  intangible   assets,   net  of   accumulated
amortization, included in the Consolidated Statements of Condition:

                                                              Customer
                                                    Core      Renewal     Noncompete
                                      Goodwill    Deposits     Lists      Agreements
                                      --------    --------    --------    ----------

    Balance on December 31, 2001      $ 16,348     $ 162       $ 256        $ 234
    Amortization expense                     -       (61)         (7)         (21)
                                       -------      ----        ----         ----

    Balance at September 30, 2002     $ 16,348     $ 101       $ 249        $ 213
                                       =======      ====        ====         ====

    Balance at December 31, 2002      $ 16,348      $ 81       $ 316        $ 206
    Amortization expense                     -       (61)        (20)         (21)
                                       -------      ----        ----         ----

    Balance at September 30, 2003     $ 16,348      $ 20       $ 296        $ 185
                                       =======      ====        ====         ====

Intangible  assets  other than  goodwill are carried in Other Assets in the
Consolidated Statements of Condition.

Independent Accountants’ Review Report

The Board of Directors
First M & F Corporation
Kosciusko, Mississippi

We have reviewed the accompanying consolidated statement of condition of First M & F Corporation and subsidiary as of September 30, 2003, and the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2003 and 2002 and the related consolidated statements of stockholders' equity and cash flows for the nine-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of condition of First M & F Corporation and subsidiary as of December 31, 2002, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the year then ended (not presented herein) and in our report dated February 14, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of condition as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.

Ridgeland, Mississippi
October 21, 2003

SHEARER, TAYLOR & CO.

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

Financial Summary

Net income for the third quarter of 2003 was $2.791 million, or $.61 per basic and $.60 per diluted share as compared to $2.867 million, or $.62 per basic and diluted share for the same period in 2002. The decrease in earnings per share was due primarily to a lower net interest margin in 2003 than in 2002 as well as higher salary and benefit costs in 2003. The addition of commercial lenders, combined with the effect of expanding into Olive Branch and Memphis, increased salaries and other expenses. The Company had net loan growth of $43.554 million in the third quarter of 2003 as compared to a net increase in loans of $19.765 million in the third quarter of 2002. The net interest margin for the third quarter of 2003 was 4.47% as compared to 4.55% for the third quarter of 2002. The third quarter efficiency ratio for 2003 increased to 63.41% from 61.76% in the third quarter of 2002. Annualized non-interest revenues were at 1.44% of average assets for the third quarter of 2003 as compared to 1.49% for the same period in 2002. Annualized non-interest expenses were 3.47% of average assets for the third quarter of 2003 as compared to 3.47% for the same period in 2002. Return on assets for the third quarter of 2003 was 1.05%, while the return on equity was 10.06%. Return on assets for the third quarter of 2002 was 1.12%, while the return on equity was 10.75%.

The following table shows performance ratios for the first three quarters of 2003 as compared to the first three quarters of 2002:

                                                           2003
                                       ------------------------------------------
                                       3rd Quarter     2nd Quarter    1st Quarter
                                       -----------     -----------    -----------

EPS, diluted                             $ .60           $ .57           $ .57
Net interest margin                       4.47%           4.26%           4.12%
Efficiency ratio                         63.41%          63.02%          62.17%
Return on assets                          1.05%           1.00%           1.00%
Return on equity                         10.06%           9.45%           9.63%

                                                           2002
                                       ------------------------------------------
                                       3rd Quarter     2nd Quarter    1st Quarter
                                       -----------     -----------    -----------

EPS, diluted                             $ .62           $ .51           $ .50
Net interest margin                       4.55%           4.20%           4.02%
Efficiency ratio                         61.76%          62.16%          62.08%
Return on assets                          1.12%            .92%            .89%
Return on equity                         10.75%           9.12%           8.96%

FIRST M & F CORPORATION

Net income for the first nine months of 2003 was $8.083 million, or $1.75 per basic and $1.74 diluted per share as compared to $7.505 million, or $1.63 per basic and diluted share for the same period in 2002. The increase in earnings per share was due primarily to higher net interest margins and stronger loan growth. The net interest margin for the first nine months of 2003 was 4.28% as compared to 4.26% for the same period in 2002. The efficiency ratio for the first nine months of 2003 increased to 62.89% from 62.00% in the same period in 2002. Annualized non-interest revenues were at 1.36% of average assets for the first nine months of 2003 as compared to 1.35% for the same period in 2002. Annualized non-interest expenses were 3.30% of average assets for the first nine months of 2003 as compared to 3.23% for the same period in 2002. Return on assets for the first nine months of 2003 was 1.02%, while the return on equity was 9.71%. Return on assets for the first nine months of 2002 was ..98%, while the return on equity was 9.62%.

Net Interest Income

Net interest income for the third quarter of 2003 was $10.339 million as compared to $10.132 million for the same period in 2002. Earning asset yields were 6.17% in the third quarter of 2003 as compared to 6.98% for the same period in 2002. However, funding costs decreased to 1.96% for the third quarter of 2003 from 2.78% for the third quarter of 2002. Average earning assets were $973.817 million during the third quarter of 2003 as compared to $935.508 million in the same period in 2002. Average loans as a percentage of earning assets were 78.10% for the third quarter of 2003 as compared to 71.50% for the same period in 2002. Average interest bearing liabilities were $831.326 million during the third quarter of 2003 as compared to $809.275 million during the same period in 2002. Average non-interest bearing deposits were $109.684 million during the third quarter of 2003 as compared to $95.986 million for the same period in 2002.

The following table shows margin-related ratios for the first three quarters of 2003 as compared to the first three quarters of 2002:

                                                          2003
                                       ------------------------------------------
                                       3rd Quarter     2nd Quarter    1st Quarter
                                       -----------     -----------    -----------

Net interest income                    $ 10,339        $ 9,777         $ 9,524
Earning asset yield                        6.17%          6.15%           6.14%
Funding cost                               1.96%          2.18%           2.32%
Average loans as percentage of
  earning assets                          78.10%         73.01%          70.48%
Average non-interest deposits
  to total funding                        11.66%         11.22%          10.52%

                                                          2002
                                       ------------------------------------------
                                       3rd Quarter     2nd Quarter    1st Quarter
                                       -----------     -----------    -----------

Net interest income                    $ 10,132        $ 9,269         $ 9,060
Earning asset yield                        6.98%          6.88%           6.82%
Funding cost                               2.78%          3.06%           3.23%
Average loans as percentage of
  earning assets                          71.50%         70.86%          68.51%
Average non-interest deposits
  to total funding                        10.60%         10.64%          11.59%

FIRST M & F CORPORATION

Net interest income for the first nine months of 2003 was $29.640 million as compared to $28.461 million for the same period in 2002. Earning assets yields were 6.15% for the first nine months of 2003 as compared to 6.89% for the same period in 2002. However, funding costs decreased to 2.15% for the first nine months of 2003 from 3.02% for the same period in 2002. Average earning assets were $971.190 million during the first nine months of 2003 as compared to $938.897 million during the same period in 2002. Average loans as a percentage of earning assets were 73.89% during the first nine months of 2003 as compared to 70.29% for the same period in 2002. Average interest bearing liabilities were $833.208 million during the first nine months of 2003 as compared to $811.911 million during the same period in 2002. Average non-interest bearing deposits were $104.415 million during the first nine months of 2003 as compared to $99.817 million during the same period in 2002.

Provision for Loan Losses

The provision for loan losses for the third quarter of 2003 was $960 thousand as compared to $1.004 million for the third quarter of 2002. The allowance for loan losses as a percentage of loans was 1.42% at September 30, 2003, 1.51% at December 31, 2002 and 1.49% at September 30, 2002. Nonaccrual loans and 90 days past due accruing loans as a percentage of loans outstanding were .81% at September 30, 2003, .55% at December 31, 2002 and .38% at September 30, 2002. Annualized net charge-offs as a percentage of average loans were .20% for the third quarter of 2003 and .39% for the first nine months of 2003 as compared to .40% for the year ended December 31, 2002.

Non Interest Income

Non-interest income, excluding securities transactions, for the third quarter of 2003 was $3.808 million as compared to $3.795 million for the same period in 2002. Deposit income was down by 4.34% due to a decrease of deposit item volumes from 2002. Agency commissions were flat for the third quarter of 2003 as compared to 2002 as production volumes leveled off and annuity sales decreased. Mortgage revenues were up by 54.52% due to higher volumes for new home loans and refinanced loans in 2003 than in the third quarter of 2002.

The following table shows non-interest income components for the first three quarters of 2003 as compared to the first three quarters of 2002:

                                                         2003
                                       ------------------------------------------
                                       3rd Quarter     2nd Quarter    1st Quarter
                                       -----------     -----------    -----------

Service charges on deposits             $ 1,938         $ 1,932         $ 1,798
Mortgage income                             479             300             172
Agency commissions                          938             932             826
Other non-interest income                   453             475             580
Securities gains (losses)                     1             (20)              -
                                         ------          ------          ------

      Total                             $ 3,809         $ 3,619         $ 3,376
                                         ======          ======          ======

FIRST M & F CORPORATION

                                                         2002
                                       ------------------------------------------
                                       3rd Quarter     2nd Quarter    1st Quarter
                                       -----------     -----------    -----------

Service charges on deposits             $ 2,026         $ 1,810         $ 1,696
Mortgage income                             310             225             252
Agency commissions                          933             750             770
Other non-interest income                   526             505             554
Securities gains (losses)                    (4)             25               1
                                         ------          ------          ------
      Total                             $ 3,791         $ 3,315         $ 3,273
                                         ======          ======          ======

Non interest income, excluding securities transactions for the first nine months of 2003 was $10.823 million as compared to $10.357 million for the same period in 2002. Deposit income was up by 2.46% due to the service charge changes implemented in the second half of 2002, and flat transaction volumes in 2003 as compared to 2002. Agency commissions were up by 9.91% in the first nine of 2003 as compared to 2002 due to the higher premiums that are prevalent in the market. Mortgage revenues were up by 20.84% for the first nine months of 2003 as compared to 2002 due to a strong third quarter performance in 2003.

Non Interest Expense

Non-interest expenses increased by 4.16% in the third quarter of 2003 as compared to the same period in 2002. Salary and benefit expenses were up by 9.81% in the third quarter of 2003 as compared to 2002. The number of full-time equivalent employees in the Company was 429 at September 30, 2003 as compared to 416 at December 31, 2002 and 404 at September 30, 2002. Three employees were added in April, 2003 for a new branch location in Olive Branch and a new asset-based lending subsidiary with a staff of three was formed in Memphis in the second quarter. Other staffing increases in 2003 were due to the addition of new commercial lenders. Annualized non-interest expenses as a percentage of average assets were 3.47% for the third quarter of 2003 as compared to 3.23% for the same period in 2002. The Company's efficiency ratio was 63.41% for the third quarter of 2003 as compared to 61.76% for the third quarter of 2002.

The following table reflects the components of other non-interest expenses (in thousands) for the first three quarters of 2003 and 2002:

                                                         2003
                                       ------------------------------------------
                                       3rd Quarter     2nd Quarter    1st Quarter
                                       -----------     -----------    -----------

Telecommunications                  $   243            $   228          $   219
Postage and shipping                    137                162              174
Supplies                                178                167              185
Marketing and advertising               466                258              153
Foreclosed property                      86                127               60
Intangible asset amortization            34                 34               34
Other expenses                        1,789              1,608            1,623
                                     ------             ------           ------
                                    $ 2,933            $ 2,584          $ 2,448
                                     ======             ======           ======

FIRST M & F CORPORATION

                                                      2002
                                    -------------------------------------------
                                    3rd Quarter     2nd Quarter     1st Quarter
                                    -----------     -----------     -----------

Telecommunications                  $   208            $   193          $   188
Postage and shipping                    188                132              153
Supplies                                186                152              159
Marketing and advertising               411                217              147
Foreclosed property                      62                 59               64
Intangible asset amortization            24                 32               33
Other expenses                        1,828              1,450            1,430
                                     ------             ------           ------

                                    $ 2,907            $ 2,235          $ 2,174
                                     ======             ======           ======

The following table shows non-interest expense ratios for the first three quarters of 2003 as compared to the first three quarters of 2002:

                                                         2003
                                       ------------------------------------------
                                       3rd Quarter     2nd Quarter    1st Quarter
                                       -----------     -----------    -----------

Efficiency ratio                        63.41%          63.02%          62.17%
Non-interest expense to
  average assets                         3.47%           3.29%           3.12%
Salaries and benefits
  to total non-interest expense         53.80%          53.15%          52.33%

                                                         2002
                                       ------------------------------------------
                                       3rd Quarter     2nd Quarter    1st Quarter
                                       -----------     -----------    -----------

Efficiency ratio                        61.76%          62.16%          62.08%
Non-interest expense to
  average assets                         3.47%           3.19%           3.05%
Salaries and benefits
  to total non-interest expense         51.03%          55.60%          54.93%

Non-interest expenses increased by 5.23% in the first nine months of 2003 as compared to the same period in 2002. Salary and benefit expenses were up by 3.97% in the first nine months of 2003 as compared to 2002. Annualized non-interest expenses as a percentage of average assets were 3.30% for the first nine months of 2003 as compared to 3.23% for the same period in 2002. The Company's efficiency ratio was 62.89% for the first nine months of 2003 as compared to 62.00% for the first nine months of 2002.

Income Taxes

Income taxes for the third quarter of 2003 were 1.91% lower than in the same period in 2002. The effective tax rate for the third quarter of 2003 was 29.77% as compared to 29.61% in the third quarter of 2002. Income taxes for the first nine months of 2003 were 12.30% higher than in the same period for 2002. The effective tax rate for the first nine months of 2003 was 29.41% as compared to 28.55% in the first nine months of 2002. The increase in taxes was primarily due to an increase in taxable income and a decrease in tax-exempt income from 2002 to 2003.

FIRST M & F CORPORATION

Assets and Liabilities

Assets were up by 3.36% from December 31, 2002 and up by 4.80% from September 30, 2002. Loans grew by 14.43% in the first nine months of 2003 and grew by 14.93% from September 30, 2002. Investments declined by 15.94% in the first nine months of 2003, providing funds for loan growth. Loan demand was strong during the first nine months of 2003 with loans growing by $21.454 million in the first quarter and by $32.912 million in the second quarter and by $43.554 million in the third quarter. In comparison, loans decreased by $3.733 million in the first quarter of 2002 and decreased by $1.569 million in the second quarter and increased by $19,765 in the third quarter. Loans as a percentage of assets were 72.45% at September 30, 2003 as compared to 65.44% at December 31, 2002 and 66.06% at September 30, 2002.

Deposits decreased by 1.87% in the first nine months of 2003 and by .11% from September 30, 2002. NOW and money market deposits decreased by $25.394 million in the first nine months of 2003, with $11.231 million of the decrease occurring in municipal deposit accounts, due to municipality spending, with the remaining decrease being caused by commercial customers' cyclical use of liquidity. Certificates of deposit increased by approximately $4.669 million in the first nine months of 2003. Certificates of deposit of municipalities were up by $26.814 million in 2003, while consumer and business certificates of deposit were down by $22.145 million. The municipality deposit growth was driven mainly by tax receipts, while the consumer and business time deposit decreases were due primarily to the low interest rate environment. Other NOW and money market deposits will probably remain at current levels until higher interest rates make reinvestment more attractive. The Company began offering longer-term, bonus-rate CD's in the third quarter in an effort to grow the consumer deposit portfolio at a low point in the interest rate cycle.

Total borrowings were up by $47.861 million in the first nine months of 2003, mainly due to the funding requirements for the second and third quarter loan growth. Debt is expected to remain stable or increase by a small percentage over the remainder of the year as the Company looks to the debt market as an alternative funding source to time deposits. The Company is also using debt to finance the repurchase of stock.

FIRST M & F CORPORATION

Equity

The Company's regulatory capital ratios at September 30, 2003, as shown below are in excess of the minimum requirements and qualify the institution as "well capitalized" under the risk-based capital regulations.

                                                   ($ in thousands)
                                                   ----------------

  Tier 1 capital                                        $ 90,005
  Tier 2 capital                                          10,024
                                                          ------

      Total risk-based capital                          $100,029
                                                          ======

  Risk weighted assets                                 $ 798,739
                                                         =======

  Total risk-based capital ratio                           12.52%
                                                           =====

  Leverage ratio                                            8.61%
                                                            ====

The total risk-based capital ratio for the Bank subsidiary was 13.05% with a leverage ratio of 9.04%. The dividend payout ratio for the first nine months of 2003 was 42.86% based upon a quarterly dividend of $.25 per share. The book value of the stock at September 30, 2003 was $24.06, with a closing market price of $35.65 per share.

During the first nine months of 2003, 147,272 shares of common stock were issued through stock options exercises. The average issue price was $27.00 per share. The stock options exercised were from a plan that was assumed in the 1999 Community Federal Bancorp acquisition. The Company repurchased 77,354 shares in the open market during the first quarter at an average cost of $32.14 per share, repurchased 45,000 shares in the second quarter at an average cost of $34.85 per share and repurchased 25,000 shares in the third quarter at an average cost of $34.43 per share. The Company received Board approval to accelerate its repurchase program to allow for the repurchase of 240,000 shares during the period of March, 2003 through February, 2004. As of September 30, 2003, 147,354 shares had been repurchased at an average cost of $33.36 per share.

Interest Rate Risk and Liquidity Management

Responsibility for managing the Company's program for controlling and monitoring interest rate and liquidity risk and for maintaining income stability, given the Company's exposure to changes in interest rates, is vested in the asset/liability committee. Appropriate policy and guidelines, approved by the board of directors, govern these actions. Monitoring is primarily accomplished through monthly reviews and analysis of asset and liability repricing opportunities, market conditions and expectations for the economy. Cash flow analyses are also used to project short-term interest rate risks and liquidity risks. Management believes, at September 30, 2003, there is adequate flexibility to alter the current rate and maturity structures as necessary to minimize the exposure to changes in interest rates, should they occur. The Company is currently in a positive gap position for assets and liabilities repricing within the next year. This generally means that for assets and liabilities maturing and repricing with the next 12 months, the Company is positioned for more assets to mature and reprice than it has in liabilities maturing and repricing.

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

The adequacy of the allowance for loan losses is monitored quarterly with provision accruals approved by the Board. Allowance adequacy is dependent on loan classifications by external examiners as well as by internal loan review personnel, past due loans, loan growth and loss history. The allowance as a percentage of loans at September 30, 2003 is comparable to other peer banks.

The following table shows non-performing loans and other assets of the Company (in thousands of dollars):

                                   September 30,   December 31,     September 30,
                                       2003            2002             2002
                                   -------------   ------------     -------------

Nonaccrual loans                       $ 3,905       $ 1,583          $ 1,175
Past due 90 days or more
  and still accruing interest            2,351         2,170            1,403
                                        ------        ------           ------
Total non-performing loans               6,256         3,753            2,578

Other real estate                        1,004           950            1,045
                                        ------        ------           ------

Total non-performing assets            $ 7,260       $ 4,703          $ 3,623
                                        ======        ======           ======

Ratios:
  Non-performing loans to
    total loans                            .81%          .55%             .38%
  Non-performing assets to
    total assets                           .68%          .45%             .35%
                                        ======        ======           ======

FIRST M & F CORPORATION

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market risk reflects the risk of economic loss resulting from changes in interest rates and market prices. This risk of loss can be reflected in either reduced potential net interest income in future periods or diminished market values of financial assets.

The Company's market risk arises primarily from interest rate risk, which the asset/liability management committee monitors and manages on a monthly basis. The committee manages the interest rate risks inherent in the loan, investment, deposit and borrowing portfolios of the Company. The asset/liability management committee determines the risk profile of the Company and determines strategies to maintain interest rate sensitivity at a low level. As of September 30, 2003 the institution was in a positive repricing gap position of approximately 10.65% of assets.

Interest rate shock analysis shows that the Company will experience a 5 basis point decrease over 12 months in its net interest margin with an immediate and sustained 100 basis point decrease in interest rates. An immediate and sustained increase in interest rates of 100 basis points will result in a 3 basis point increase in the net interest margin. The sensitivity of loan prices and the lack of sustainable deposit cost decreases are the primary drivers behind these simulation results.

An analysis of the change in market value of equity shows how an interest rate shock will affect the difference between the market value of assets and the market value of liabilities. With all financial instruments being stated at market value, the ratio of the market value of equity to the market value of assets will fall by 30 basis points with an immediate and sustained increase in interest rates of 100 basis points. The ratio of the market value of equity to the market value of assets will increase by 20 basis points with an immediate and sustained decrease in interest rates of 100 basis points.

The Company has off balance sheet risks to the extent that it has made lending or investment purchase commitments. Total outstanding, unused loan commitments were $103.626 million with $47.206 million of those commitments maturing in over one (1) year. The Company also has $9.936 million in commercial standby letters of credit outstanding. The Company monitors these commitments with respect to credit quality as well as funding-related risks.

FIRST M & F CORPORATION

Item 4 - Controls and Procedures

The term "disclosure controls and procedures" (defined in SEC Rule 13a-14(c)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within required time periods. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2003, (the "Evaluation Date"), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective.

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

FIRST M & F CORPORATION

PART II: OTHER INFORMATION

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

     Exhibit 31 - Rule 13a-14(a)/15d-14(a) Certifications.

     Exhibit 32 - Section 1350 Certifications.

     Item  6(b) - Reports  on Form 8-K The  following  reports  on Form 8-K were filed during the quarter ended September 30, 2003:

     (1)  Current  report on Form 8-K  dated  July 18,  2003 and filed  July 21,
2003. Item 5, press release related to earnings for quarter ended June 30, 2003.

FIRST M & F CORPORATION

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST M & F CORPORATION
-----------------------
     (Registrant)

DATE: November 13, 2003                    /s/ Hugh S. Potts, Jr.
                                           ------------------------------------
                                           Hugh S. Potts, Jr.
                                           Chairman and Chief Executive Officer

DATE: November 13, 2003                    /s/ Robert C. Thompson, III
                                           ------------------------------------
                                           Robert C. Thompson, III
                                           Executive Vice President and
                                             Chief Financial Officer