Form 10-K
period 2003-12-31
FIRST M&F CORP/MS
filed 2004-03-10
CIK 320387

                                                    UNITED STATES
                                         SECURITIES AND EXCHANGE COMMISSION
                                               WASHINGTON, D.C. 20549

                                                      FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                                     For the fiscal year ended December 31, 2003

                                                         or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                               For the transition period from _________ to __________

Commission file number 000-09424

                                                FIRST M&F CORPORATION
                    ----------------------------------------------------------------------------
                               (Exact Name of Registrant as specified in its Charter)

                  MISSISSIPPI                                                    64-0636653
  -------------------------------------------------------------          ---------------------------------------------------------
         (State or Other Jurisdiction of                               (I.R.S. Employer Identification Number)
         Incorporation or Organization)

 134 West Washington Street, Kosciusko, Mississippi                                       39090
---------------------------------------------------------------           --------------------------------------------------------
       (Address of principal executive offices)                                                      (Zip Code)

Registrant's Telephone Number:               662-289-5121
                                   ------------------------------------------

                                Securities registered under Section 12(b) of the Act:

                  None                                                                          None
-----------------------------------------------------------------               --------------------------------------------------
             (Title of Each Class)                                               (Name of Each Exchange on Which Registered)

                             Securities registered pursuant to section 12(g) of the Act:

         Common Stock, $5 par value                                                             None
-----------------------------------------------------------------               --------------------------------------------------
             (Title of Each Class)                                               (Name of Each Exchange on Which Registered)

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 2b-2 of the Act).

         YES [X]   NO [  ]

Based on closing sale price for shares on December 31, 2003,  the aggregate  market value of the voting stock held by nonaffiliates of the Registrant was $127,839,391.

Based on closing sale price for shares on June 30, 2003, the aggregate  market value of the voting stock held by nonaffiliates of the Registrant was $111,851,747.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

               Class                                                Outstanding at January 31, 2002
               -----                                                -------------------------------
      Common stock ($5.00 par value)                                        4,574,169 Shares

                                         DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into Parts III of the Form 10-K report:
Proxy Statement dated March 9, 2004.

                                                CROSS REFERENCE INDEX

PART I                                                                               Page

Item 1    Business                                                                   II-3
Item 2    Properties                                                                 II-10
Item 3    Legal Proceedings                                                          II-10
Item 4    Submission of Matters to a Vote of Security Holders                        II-10

PART II

Item 5    Market for Registrant's Common Stock and Related Stockholder Matters       II-10
Item 6    Selected Financial Data                                                    II-11
Item 7    Management's Discussion and Analysis of Financial Condition and Results    II-16
          of Operations
Item 7A   Quantitative and Qualitative Disclosures About Market Risk                 II-23
Item 8    Financial Statements and Supplemental Data                                 II-25
Item 9    Changes In and Disagreements with Accountants on Accounting and            II-63
          Financial Disclosure
Item 9A   Controls and Procedures                                                    II-63

PART III

Item 10   Directors and Executive Officers of the Registrant                         II-63
Item 11   Executive Compensation                                                     II-63
Item 12   Security Ownership of Certain Beneficial Owners and Management             II-63
Item 13   Certain Relationships and Related Transactions                             II-64
Item 14   Principal Accounting Fees and Services                                     II-64

PART IV

Item 15   Exhibits, Financial Statement Schedules, and Reports on Form 8-K           II-64

----------------
*Information called for by Part III (Items 10 through 14) is incorporated by reference to the Registrant's Proxy
Statement dated March 9, 2004.

                                                      PART I

                                                     BUSINESS
General

First M & F Corporation (the Company) is a one-bank holding company chartered and organized under Mississippi laws in 1979. The Company engages exclusively in the banking business through its wholly-owned subsidiary, M & F Bank of Kosciusko (the Bank).

The Bank was chartered and organized under the laws of the State of Mississippi in 1890, and accounts for substantially all of the total assets and revenues of the Company. The Bank is the sixth largest bank in the state, having total assets of approximately $1.075 billion at December 31, 2003. The Bank offers a complete range of commercial and consumer services at its main office and two branches in Kosciusko and its branches within central Mississippi, including Ackerman, Bruce, Brandon, Canton, Cleveland, Clinton, Durant, Grenada, Lena, Madison, Olive Branch, Oxford, Pearl, Philadelphia, Ridgeland, Southaven, Starkville, Tupelo, and Weir, Mississippi.

The Bank has six wholly-owned subsidiaries, M & F Financial Services, Inc., which is currently inactive, First M & F Insurance Company, Inc., a credit life insurance company, M & F Insurance Agency, Inc., a general insurance agency, M & F Insurance Group, Inc., a general insurance agency, M & F Bank Securities Corporation, a real estate property management company, and M & F Business Credit, Inc., an asset-based lending operation. The Bank owns 51% of a joint venture, Merchants Financial Services, 49% of which is owned by an unaffiliated company. The joint venture engages in small business accounts receivable factoring, and is consolidated into the Company's financial statements for reporting purposes.

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

As of December 31, 2003, the Company and its subsidiary employed 436 full-time equivalent employees.

Competition

The Company competes generally with other banking institutions, savings associations, credit unions, mortgage banking firms, consumer finance companies, mutual funds, insurance companies, securities brokerage firms, and other finance related institutions; many of which have greater resources than those available to the Company. The competition is primarily related to interest rates, the availability and quality of services and products, and the pricing of those services and products.

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

As a state-chartered commercial bank, M & F Bank, First M & F Corporation's banking subsidiary, is subject to regulation, supervision and examination by the Mississippi Department of Banking and Consumer Finance. M & F Bank (the "Bank") is also subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation (the "FDIC"). State and Federal law also govern the activities in which the Bank engages, the investments it makes and the aggregate amount of loans that may be granted to one borrower. The insurance company subsidiary of the Bank is also regulated and examined by the Insurance Department of the State of Mississippi.

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

The minimum guideline for the total capital to risk-weighted assets, including certain off-balance sheet items such as standby letters of credit ("total capital ratio") is 8.0 percent. At least half of total capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 capital"). The remainder may consist of subordinated debt, other preferred stock, a limited amount of loan loss allowances, and unrealized gains on equity securities subject to limitations ("Tier 2 capital"). At December 31, 2003, the Company and the Bank were in compliance with the total capital ratio and the Tier 1 capital ratio requirements. Note 17 of the Notes to Consolidated Financial Statements presents the Company's and the Bank's capital ratios.

Deposit Insurance Assessments

The deposits of the Bank are insured by the FDIC up to the limits set forth under applicable law. A majority of the deposits of the Bank are subject to the deposit insurance assessments of the Bank Insurance Fund ("BIF") of the FDIC. However, a portion of the Bank's deposits, relating to a savings association acquisition, are subject to assessments imposed by the Savings Association Insurance Fund ("SAIF") of the FDIC. The FDIC equalized the assessment rates for BIF-insured and SAIF-insured deposits effective January 1, 1997. The assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. Legislation was enacted in 1996 requiring both SAIF-insured and BIF-insured deposits to pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO"). The FDIC is currently assessing, effective for the first quarter of 2004, BIF- and SAIF-insured deposits totaling an additional 1.54 basis points per $100 of deposits.

Available Information

The Company maintains an Internet website at www.mfbank.com. The Company makes available free of charge on the website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with the Securities and Exchange Commission. These reports are made available on the Company's website as soon as reasonably practical after the reports are filed with the Commission. Information on the Company's website is not incorporated into this Form 10-K or the Company's other securities filings and is not a part of them.

                                               STATISTICAL DISCLOSURE

         The statistical disclosures for the Company are contained in Tables 1 through 12.

Table 1
AVERAGE BALANCE SHEETS/YIELDS

                                                 2003                                2002                           2001
                                   --------------------------------  -------------------------------   ----------------------------
                                       Average               Yield/     Average               Yield/     Average             Yield/
                                       Balance    Interest    Cost      Balance    Interest    Cost      Balance  Interest    Cost
                                   ----------- -----------  -------  -----------   --------   ------    --------  --------  -------

Interest bearing bank balances        7,451         108      1.45%       7,387         124     1.68%      9,032      417      4.62%
Federal funds sold                   16,690         192      1.15%      10,241         163     1.59%     16,173      683      4.22%
Taxable investments                 152,408       6,653      4.37%     194,120       9,998     5.15%    190,236   11,418      5.99%
Tax-exempt investments               54,980       3,793      6.90%      56,567       4,104     7.26%     59,441    4,454      7.49%
Loans                               730,133      48,685      6.67%     660,529      49,125     7.44%    645,541   55,151      8.54%
                                  -------------------------------------------------------------------------------------------------
Total earning assets                961,662      59,431      6.18%     928,844      63,514     6.84%    920,423   72,123      7.83%
Nonearning assets                   100,275                             94,202                           89,699
                                  ---------                          ---------                        ---------
Total average assets              1,061,937                          1,023,046                        1,010,122

NOW, MMDA & Savings                 382,028       4,221      1.10%     361,213       5,986     1.66%    291,891    8,443      2.89%
Certificates of deposit             345,848       9,178      2.65%     355,745      13,813     3.88%    415,846   23,341      5.61%
Short-term borrowings                18,757         608      3.24%      20,512         695     3.39%     17,301      756      4.37%
Other borrowings                     87,579       3,850      4.40%      72,010       3,208     4.45%     83,725    4,815      5.75%
                                  -------------------------------------------------------------------------------------------------
Total interest bearing liabilities  834,212      17,857      2.14%     809,480      23,702     2.93%    808,763   37,355      4.62%
Noninterest bearing deposits        107,493                             99,672                           92,928
Noninterest bearing liabilities       9,324                              8,940                            8,234
Capital                             110,908                            104,954                          100,197
                                  ---------                           --------                         --------
Total average liabilities and     1,061,937                          1,023,046                        1,010,122
  equity                                        -------                            -------                       -------
Net interest margin                              41,574      4.32%                  39,812     4.29%              34,768      3.78%
Less tax equivalent adjustment
  Investments                                     1,415                              1,531                         1,661
  Loans                                              98                                110                           142
                                                -------                            -------                       -------
Reported book net interest margin                40,061      4.17%                  38,171     4.11%              32,965      3.58%

Tax equivalent adjustments were made using a blended Federal/State rate of 37.3%.

Table 2
RATE/VOLUME VARIANCES
                                          2003 Compared To 2002              2002 Compared To 2001
                                        Increase (Decrease) Due To         Increase (Decrease) Due To
                                   ---------------------------------    ---------------------------------
                                                   Yield                                Yield/
                                     Volume         Cost         Net        Volume       Cost       Net
                                   ---------------------------------    ---------------------------------

Interest earned on:
Interest bearing bank balances            1         (17)        (16)          (52)        (241)     (293)
Federal funds sold                       88         (59)          29         (172)        (348)     (520)
Taxable investments                 (1,985)      (1,360)     (3,345)           214      (1,634)   (1,420)
Tax-exempt investments                (112)        (199)       (311)         (212)        (138)     (350)
Loans                                 4,909      (5,349)       (440)         1,198      (7,224)   (6,026)
                                   ---------------------------------    ---------------------------------
Total earning assets                  2,136      (6,219)     (4,083)           976      (9,585)   (8,609)

Interest paid on:
NOW, MMDA & Savings                     287      (2,052)     (1,765)         1,577      (4,034)   (2,457)
Certificates of deposit               (323)      (4,312)     (4,635)       (2,854)      (6,674)   (9,528)
Short-term borrowings                  (58)         (29)        (87)           125        (186)      (61)
Other borrowings                        689         (47)         642         (598)      (1,009)   (1,607)
                                   ---------------------------------    ---------------------------------
Total interest bearing liabilities      627      (6,472)     (5,845)            27     (13,680)  (13,653)
Change in net interest income         1,509          253       1,762           949        4,095     5,044
on a tax-equivalent basis

The rate/volume variances are computed for each line item and are therefore non-additive.

Table 3
---------------------------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE AND SECURITIES HELD TO MATURITY
---------------------------------------------------------------------------------------------------------------------------
                                                                 Carrying Value of Securities
                                                                          December 31
                                                               2003          2002            2001
                                                           ------------------------------------------
Securities Available For Sale
U. S. Treasury                                                  560         1,082            3,056
Government agencies                                          69,794        60,806           24,908
Mortgage-backed securities                                   51,526       107,868          150,618
Obligations of states and political subdivisions             60,071        59,642           65,108
Other securities                                              5,626         6,712            6,668
                                                           ------------------------------------------
Total securities available for sale                         187,577       236,110          250,358

                                                                   Book Value of Securities
                                                                         December 31
                                                               2003          2002            2001
                                                           ------------------------------------------
Securities Available For Sale
U. S. Treasury                                                  532         1,037            3,045
Government agencies                                          67,954        58,125           24,486
Mortgage-backed securities                                   49,986       104,122          149,037
Obligations of states and political subdivisions             57,503        56,954           64,352
Other securities                                              5,400         6,379            6,462
                                                           ------------------------------------------
Total securities available for sale                         181,375       226,617          247,382

Table 4
---------------------------------------------------------------------------------------------------------------------------
MATURITY DISTRIBUTION AND YIELDS OF SECURITIES AVAILABLE FOR SALE AND SECURITIES HELD TO MATURITY
---------------------------------------------------------------------------------------------------------------------------
                                                After One
                               Within           But Within        After Five
                                 One              Five            But Within              Over
                                Year     Yield    Years    Yield  Ten Years    Yield    Ten Years  Yield   Total    Yield
---------------------------------------------------------------------------------------------------------------------------
Securities Available For Sale
U.S. Treasury                       0    0.00%       0     0.00%      532       4.60%         0     0.00%     532    4.60%
Government agencies            14,677    4.05%  52,765     3.80%      512       5.38%         0     0.00%  67,954    3.87%
Mortgage-backed securities     28,573    5.28%  17,070     4.80%    2,929       4.54%     1,414     4.83%  49,986    5.06%
Obligations of states and
 political subdivisions         8,832    7.43%  40,026     6.89%    8,413       5.99%       232     6.08%  57,503    6.84%
Other debt securities           1,301    4.70%   2,063     6.53%        0       0.00%     1,000     2.87%   4,364    5.15%
                              ---------------------------------------------------------------------------------------------
Total securities available     53,383    5.29% 111,924     5.11%   12,386       5.56%     2,646     4.20% 180,339    5.18%
 for sale
Equity securities                                                                                           1,036
                                                                                                          -------
                                                                                                          181,375

Tax equivalent adjustments were made using a blended Federal rate of 34.0% and a State rate of 5.0%. The amounts shown represent the investment portfolio as stated at amortized cost.

Non mortgage backed securities are categorized in the earlier of their maturity dates or their call dates.
Mortgage baced securities are distributed based upon their estimated average lives.

Table 5
--------------------------------------------------------------------------------------------------------------------
COMPOSITION OF THE LOAN PORTFOLIO
--------------------------------------------------------------------------------------------------------------------
                                  2003            2002             2001               2000               1999
                             ---------------------------------------------------------------------------------------
                                      % Of             % Of             % Of              % Of               % Of
                              Amount Total     Amount  Total   Amount   Total    Amount   Total    Amount    Total
                             ---------------------------------------------------------------------------------------
Commercial, financial
  and agricultural           112,443  14.39%   94,169  13.87%   86,040   13.01   75,942   12.01%   68,521    11.25%
Non-residential real estate  339,547  43.46%  262,141  38.62%  234,950  35.53%  202,619   32.04%  172,982    28.41%
Residential real estate      265,591  33.99%  244,032  35.95%  247,384  37.41%  249,745   39.50%  250,875    41.20%
Consumer loans                63,740   8.16%   78,395  11.55%   92,875  14.04%  103,960   16.44%  116,543    19.14%
Lease financing                    0   0.00%        9   0.00%       33   0.00%       51    0.01%       29     0.00%
                             ---------------------------------------------------------------------------------------
Total loans                  781,321 100.00%  678,746 100.00%  661,282  100.00% 632,317  100.00%  608,950   100.00%

Table 6
--------------------------------------------------------------------------------------------------------------------
LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES
--------------------------------------------------------------------------------------------------------------------

Maturity distribution of loans at December 31, 2003
--------------------------------------------------------------------------------------------------------------------
                                                        Within           One to Five       After Five
                                                        One Year         Years             Years            Total
                                                        ------------------------------------------------------------
Commercial, financial and agricultural                   72,866            37,082            2,495         112,443
Non-residential real estate                             114,948           205,389           19,210         339,547
Residential real estate                                  52,592           181,976           31,023         265,591
Consumer loans                                           37,590            26,044              106          63,740
                                                        ------------------------------------------------------------
  Total loans                                           277,996           450,491           52,834         781,321

Rate sensitivity of loans at December 31, 2003

                                                       One to Five        After Five
                                                          Years             Years            Total
                                                        ----------------------------------------------
Fixed rate loans                                          380,896            30,188          411,084
Floating rate loans                                        69,595            22,646           92,241
                                                        ----------------------------------------------
                                                          450,491            52,834          503,325

Table 7
--------------------------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS AND PAST DUE LOANS
--------------------------------------------------------------------------------------------------------------------
                                                    2003       2002       2001      2000    1999
                                            -----------------------------------------------------
Nonaccrual loans                                   4,517      1,582      1,825     1,385   2,072
Restructured loans                                     0          0          0         0       0
                                            -----------------------------------------------------
Total nonperforming loans                          4,517      1,582      1,825     1,385   2,072
Other real estate owned                              802        950      1,077       965   1,150
                                            -----------------------------------------------------
Total nonperforming assets                         5,319      2,532      2,902     2,350   3,222
Accruing loans past due 90 days or more            1,531      2,169      1,958     1,906   1,069
                                            -----------------------------------------------------
Total nonperforming assets and loans               6,850      4,701      4,860     4,256   4,291

Table 8
--------------------------------------------------------------------------------------------
ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
--------------------------------------------------------------------------------------------
                                             2003      2002       2001       2000      1999
                                          --------------------------------------------------
Balance at beginning of year               10,258     8,426      8,510      7,629     5,835
Adjustment for purchase acquisition             0         0          0          0       866
Charge offs
 Commercial, financial and agricultural     (721)     (650)    (2,313)    (1,897)     (134)
 Real estate - nonresidential               (318)     (332)      (301)      (176)      (58)
 Real estate - residential                (1,120)     (474)      (507)      (164)     (289)
 Consumer                                 (1,516)   (1,849)    (2,167)    (1,989)   (1,612)
                                          --------------------------------------------------
   Total                                  (3,675)   (3,305)    (5,288)    (4,226)   (2,093)
Recoveries
 Commercial, financial and agricultural        85        82         74         70        46
 Real estate - nonresidential                  56        37         20         37        50
 Real estate - residential                     27         6         50         46         1
 Consumer                                     338       517        645        655       540
                                          --------------------------------------------------
   Total                                      506       642        789        808       637
                                          --------------------------------------------------
Net charge offs                           (3,169)   (2,663)    (4,499)    (3,418)   (1,456)
Provision for loan losses                   3,802     4,495      4,415      4,299     2,384
                                          --------------------------------------------------
Balance at end of year                     10,891    10,258      8,426      8,510     7,629

Net Charge Offs To Average Loans            0.43%     0.40%      0.69%      0.54%     0.32%

Table 9
--------------------------------------------------------------------------------------------
ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
--------------------------------------------------------------------------------------------
                                                             December 31
                                             2003      2002       2001       2000      1999
                                          --------------------------------------------------
Commercial, financial and agricultural      4,833     3,804      2,380      1,291     1,672
Non-residential real estate                   317       322        411        487       383
Residential real estate                       330     1,048      1,102      1,596     1,313
Consumer loans                              5,411     5,084      4,533      5,136     4,261
                                          --------------------------------------------------
  Total loans                              10,891    10,258      8,426      8,510     7,629

Allowance As A Percentage Of Loan Type

                                                             December 31
                                             2003      2002       2001       2000      1999
                                          --------------------------------------------------
Commercial, financial and agricultural      4.30%     4.04%      2.77%      1.70%     2.44%
Non-residential real estate                 0.09%     0.12%      0.18%      0.24%     0.22%
Residential real estate                     0.12%     0.43%      0.45%      0.64%     0.52%
Consumer loans                              8.49%     6.48%      4.88%      4.94%     3.66%
                                          --------------------------------------------------
  Total loans                               1.39%     1.51%      1.27%      1.35%     1.25%

Net Charge Offs As A Percent Of Year End Loans Outstanding, By Type

                                                             December 31
                                             2003      2002       2001       2000      1999
                                          --------------------------------------------------
Commercial, financial and agricultural      0.57%     0.60%      2.60%      2.41%     0.13%
Non-residential real estate                 0.08%     0.11%      0.12%      0.07%     0.00%
Residential real estate                     0.41%     0.19%      0.18%      0.05%     0.11%
Consumer loans                              1.85%     1.70%      1.64%      1.28%     0.92%
                                          --------------------------------------------------
  Total loans                               0.41%     0.39%      0.68%      0.54%     0.24%

Table 10
--------------------------------------------------------------------------------------------
TIME DEPOSITS OF $100,000 OR MORE
--------------------------------------------------------------------------------------------

The table below shows maturities of outstanding time deposits of $100,000 or more at December 31, 2003 (in thousands):

Three months or less                                                  $35,635
Over three months through six months                                   35,772
Over six months through twelve months                                  22,836
Over one year                                                          51,526
                                                                     --------
  Total                                                               145,769

Table 11
--------------------------------------------------------------------------------------------
SELECTED RATIOS
--------------------------------------------------------------------------------------------

The following table reflects ratios for the Company for the last three years:

                                          2003             2002             2001
                                          ------------------------------------------
Return on average assets                   1.03%            1.00%           0.71%
Return on average equity                   9.82%            9.75%           7.14%
Dividend payout ratio                     42.37%           45.05%          64.52%
Average equity to assets ratio            10.44%           10.26%           9.92%

Table 12
--------------------------------------------------------------------------------------------
SHORT-TERM BORROWINGS
--------------------------------------------------------------------------------------------

The table below presents certain information regarding the Company's short-term borrowings for each of the last three years (in thousands of dollars):

                                                   2003       2002        2001
                                                -------------------------------
Outstanding at end of period                      15,205     23,599     16,458
Maximum outstanding at any                        31,459     23,599     20,562
  month-end during the period
Average outstanding during the period             18,757     20,513     17,301
Interest paid                                        608        695        756
Weighted average rate during                       3.24%      3.39%      4.37%
each period

PROPERTIES

The Bank's legal headquarters is a 21,000 square foot, three story, brick building located at 134 West Washington Street. The building has a banking office and drive-up facility occupying the first floor. This building houses the primary administrative offices of the Bank and Company.

The Bank owns its main office building and 30 of its branch facilities. The remaining facilities are occupied under lease agreements, the terms of which range from month to month to five years. It is anticipated that all leases will be renewed.

LEGAL PROCEEDINGS

There has been a trend toward increased litigation against financial services companies arising out of consumer lending and other consumer financial transactions, especially in Mississippi. Some of these actions have resulted in large settlements or substantial damage awards. The Bank and one of its subsidiaries are subject to similar cases that seek substantial damages for claims arising out of transactions that involve relatively small amounts of money. While the allegations vary from case to case, in general they allege that loans were originated or renewed in a way that the borrowers were improperly sold insurance products, such as credit life insurance. The Company has denied these allegations and will vigorously defend the claims.

In total, there are cases involving approximately 300 plantiffs that have been filed over a three year period. Some suits have been filed in Homes County. Depositions have occurred in one suit, and a trial date has been tentatively set for October, 2004 in another suit. It is not possible at this time to determine the potential exposure related to possible damages in connection with these suits. Future legislation and court decisions may limit the amount of damages that can be recovered in legal proceedings such as these. However, management cannot predict at this time whether such legislation or court decisions will occur or the effect they may have on these cases.

The Bank's insurance agency subsidiary is involved in a suit filed in Holmes County in 2003 alleging unfair pricing of insurance products by an insurance underwriting company whose products the agency sells. It is not possible at this time for management to determine the potential exposure related to possible damages involved in this suit. No action has occurred in the suit.

Additionally, the Company and its subsidiaries are defendants in various other lawsuits arising out of the normal course of business. In the opinion of management, the ultimate resolution of this category of claims should not have a material adverse effect on the Company's consolidated financial position or results of operations.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a shareholder vote during the fourth quarter of 2003.

PART II

MARKET FOR THE REGISTRANT'S COMMON STOCK
AND RELATED STOCKHOLDER MATTERS

Effective September 1, 1996, the Company's common stock was listed with the National Association of Securities Dealers, Inc. Automated Quotation National Market System (NASDAQ) and became subject to trading and reporting over the counter with most securities dealers.

At December 31, 2003, there were 1,273 shareholders of record of the Company's common stock. On December 31, 2003, the Company's stock closed at $37.90 per share.

                                               SELECTED FINANCIAL DATA
                                               First M & F Corporation
                                                   And Subsidiary

(Thousands, except per share data)                         2003             2002          2001       2000           1999
--------------------------------------------------------------------------------------------------------------------------------
EARNINGS

Interest income                                           $57,918        $61,873       $70,320    $73,354        $53,677
Interest expense                                           17,857         23,702        37,355     41,227         25,210
                                                        ------------------------------------------------------------------------
Net interest income                                        40,061         38,171        32,965     32,127         28,467
Provision for loan losses                                   3,802          4,495         4,415      4,299          2,384
Noninterest income                                         14,357         14,088        13,783     10,576          8,431
Noninterest expense                                        35,121         33,394        32,118     29,803         23,343
Income taxes                                                4,603          4,135         3,062      1,522          3,005
                                                        ------------------------------------------------------------------------
Net income                                                $10,892        $10,235        $7,153     $7,079         $8,166
                                                        ------------------------------------------------------------------------
Net interest income, taxable equivalent                   $41,574        $39,811       $34,768    $33,981        $30,675
                                                        ------------------------------------------------------------------------
Cash dividends paid                                        $4,604         $4,610        $4,615     $4,626         $3,920
                                                        ------------------------------------------------------------------------

PER COMMON SHARE

Net income (basic)                                          $2.36          $2.22         $1.55      $1.53         $2.16
Cash dividends paid                                          1.00           1.00          1.00       1.00          1.00
Book value                                                  24.24          23.59         21.68      21.01         19.41
Closing stock price                                         37.90          27.75         20.50      16.88         30.00

SELECTED AVERAGE BALANCES

Assets                                                 $1,061,937     $1,023,046    $1,010,122 $1,009,619      $759,584
Earning assets                                            973,764        937,991       933,061    928,792       697,667
Loans                                                     734,240        663,503       648,444    631,295       457,023
Investments                                               215,382        256,861       259,412    280,135       230,268
Total deposits                                            835,369        816,630       800,665    791,797       655,647
Equity                                                    110,908        104,954       100,197     91,986        67,003

SELECTED YEAR-END BALANCES

Assets                                                 $1,078,298     $1,037,134    $1,018,309 $1,020,416    $1,023,037
Earning assets                                            972,402        935,166       917,892    926,900       925,995
Loans                                                     781,321        678,746       661,282    633,209       608,950
Investments                                               187,577        236,110       250,921    264,634       292,179
Total deposits                                            820,226        824,024       816,617    787,554       789,941
Equity                                                    110,678        108,210       100,063     96,942        90,677

SELECTED RATIOS

Return on average assets                                    1.03%          1.00%          .71%       .70%         1.08%
Return on average equity                                    9.82%          9.75%         7.14%      7.70%         12.19
Average equity to average assets                           10.44%         10.26%         9.92%      9.11%          8.82
Dividend payout ratio                                      42.37%         45.05%        64.52%     65.36%         46.30
Price to earnings (x)                                      16.06x         12.50x        13.23x     11.03x        13.89x
Price to book (x)                                           1.56x          1.18x          .95x       .80x         1.55x

                                                    FINANCIAL HIGHLIGHTS
                                                   First M & F Corporation
                                                        And Subsidiary

                                                                                                            Five-Year
                                                                                                           Compounded
                                                                                           Percent           Growth
(Dollars in Thousands, except per share)                  2003              2002            Change            Rate
-----------------------------------------------------------------------------------------------------------------------
EARNINGS

Net interest income                                      $40,061           $38,171           4.95%          10.07
Noninterest income                                        14,357            14,088           1.91            17.82
Noninterest expense                                       35,121            33,394           5.17            13.41
Net income                                                10,892            10,235           6.42             6.79

AVERAGE BALANCES

Assets                                                $1,061,937        $1,023,046           3.80%           9.58
Earning assets                                           973,764           937,991           3.81             9.40
Loans                                                    734,240           663,503          10.66            13.26
Deposits                                                 835,369           816,630           2.29             6.97
Shareholders' equity                                     110,908           104,954           5.67            12.83

YEAR END BALANCES

Assets                                                $1,078,298        $1,037,134           3.97%           8.96
Earning assets                                           972,402           935,166           3.98             8.45
Loans                                                    781,321           678,746          15.11            13.53
Deposits                                                 820,226           824,024          (.46)             5.57
Shareholders' equity                                     110,678           108,210           2.28            11.75

PER COMMON SHARE

Net income (basic)                                         $2.36             $2.22           6.31%           1.79
Book value                                                 24.24             23.59           2.76             6.79
Cash dividends paid                                         1.00              1.00              -              .82
Closing market price                                       37.90             27.75          36.58             1.03

FINANCIAL RATIOS

Return on average assets                                   1.03%              1.00
Return on average equity                                   9.82%              9.75
Average equity to average assets                          10.44%             10.26
Price to earnings (x)                                     16.06x             12.50x
Price to book value (x)                                    1.56x              1.18x

NONFINANCIAL DATA

Estimated total shareholders                               2,429              2,443
Employees                                                    436                416
Financial service offices                                     43                 40

                                                        SHAREHOLDER SUMMARY
                                                       First M & F Corporation
                                                            And Subsidiary

                                                          Investment Data

                                                                                           December 31, 2003
-------------------------------------------------------------------------------------------------------------
52-Week range                                                                                $27.75 - $39.30
Closing stock price                                                                                   $37.90
Earnings per share (basic)                                                                             $2.36
Book value per share                                                                                  $24.24
Shares outstanding                                                                                 4,565,038
Stock appreciation since 12/98                                                                         1.03%

                                                    Stock and Dividend Performance
                                     2003          2002          2001         2000         1999
-------------------------------------------------------------------------------------------------------------
Price/earnings ratio               16.06x         12.50x        13.23x       11.03x       13.89x
Price/book value ratio              1.56x          1.18x          .95x         .80x        1.55x
Book value/share                   $24.24         $23.59        $21.68       $21.01       $19.41
Dividend payout ratio              42.37%         45.05%        64.52%       65.36%       46.30%
Historical dividend yield           3.60%          4.88%         5.93%        3.33%        2.78%

                                                         Quarterly Closing Common Stock
                                                        Price Ranges and Dividends Paid

                                      First       Second         Third           Fourth
--------------------------------------------------------------------------------------------------------------
2003:
High                                 $35.80       $39.30        $37.00            $39.11
Low                                   27.75        30.50         31.75             34.59
Close                                 35.80        32.71         35.65             37.90
Dividend                             .25.25          .25           .25               .25
---------------------------------------------------------------------------------------------------------------
2002:
High                                 $24.50       $26.50        $27.00            $28.04
Low                                   20.50        22.60         22.02             25.85
Close                                 23.50        25.00         26.20             27.75
Dividend                                .25          .25           .25               .25

                                               OTHER FINANCIAL DATA
                                              First M & F Corporation
                                                  And Subsidiary

                                                                                                Change
                                                                                         ------------------------
                                                                                           2003        2002
(Dollars in Thousands)                           2003           2002           2001       Vs 2002     Vs 2001
-----------------------------------------------------------------------------------------------------------------
COMPOSITION RATIOS

Earning assets to assets                         90.18%        90.17%        90.14 %        lbp        3bp
Loans to earning assets                          80.35          72.58          72.04        777         54
Interest-bearing liabilities to earning assets   85.80          87.35          86.93       185)         42
Loans to total deposits                          95.26          82.37          80.98      1,289        139
Noninterest-bearing deposits to total deposits   15.02          12.37          13.32        265       (95)
-----------------------------------------------------------------------------------------------------------------

ALLOWANCE FOR LOAN LOSSES

Beginning balance                              $10,258         $8,426         $8,510     21.74%     (.99%)
Provision for loan losses                        3,802          4,495          4,415    (15.42)       1.81
Charge-offs                                    (3,675)        (3,305)        (5,288)      11.20    (37.50)
Recoveries                                         506            642            789    (21.18)    (18.63)
                                               ------------------------------------------------------------------
Net charge-offs                                (3,169)        (2,663)        (4,499)      19.00    (40.81)
                                               ------------------------------------------------------------------
Ending balance                                 $10,891        $10,258         $8,426      6.17%     21.74%

-----------------------------------------------------------------------------------------------------------------

COMPOSITION OF RISK ASSETS

Nonaccrual loans                                $4,517         $1,582         $1,825    185.52%   (13.32%)
Foreclosed property                                802            950          1,077    (15.58)    (11.79)
                                               ------------------------------------------------------------------
Nonperforming assets                            $5,319         $2,532         $2,902    110.07%   (12.75%)
                                               ------------------------------------------------------------------
Accruing loans past due 90 days                 $1,531         $2,169         $1,958   (29.41%)     10.78%

-----------------------------------------------------------------------------------------------------------------

ASSET QUALITY RATIOS

Net charge-offs to average loans                  .43%           .40%           .69%          3bp     (29bp)
Nonaccrual loans to total loans                   .58            .23            .28          35        (5)
Nonperforming assets to:
  Loans and foreclosed property                   .68            .37            .44          31        (7)
  Total assets                                    .49            .24            .28          25        (4)
Allowance for loan losses to total loans         1.39           1.51           1.27         (12)       24
Allowance for loan losses to nonaccrual          2.41x          6.48x          4.62x       (407)      186
  loans (x)
-----------------------------------------------------------------------------------------------------------------
I-14

                                            QUARTERLY FINANCIAL TRENDS (UNAUDITED)
                                                   First M & F Corporation
                                                       And Subsidiary

                                                             2003
                                 -----------------------------------------------------    4th Qtr '03
                                        First        Second        Third       Fourth         Vs
(Dollars in Thousands)                 Quarter       Quarter      Quarter     Quarter     4th Qtr '02
----------------------------------------------------------------------------------------------------
Interest income                       $ 14,386       $ 14,290     $ 14,416    $ 14,826       (1.15%)
Interest expense                         4,862          4,513        4,077       4,405      (16.71)
                                 -------------------------------------------------------------------
Net interest income                      9,524          9,777       10,339      10,421        7.32
Provision for loan losses                  920            963          959         960       (5.04)
Noninterest income                       3,376          3,619        3,809       3,553       (4.21)
Noninterest expense                      8,256          8,681        9,214       8,970        5.01
Income taxes                             1,070          1,114        1,184       1,235        8.71
                                 -------------------------------------------------------------------
Net income                             $ 2,654        $ 2,638      $ 2,791     $ 2,809        2.89%
----------------------------------------------------------------------------------------------------
Per common share:                         $.57           $.57         $.61        $.61        3.39%
  Net income (basic)
  Net income (diluted)                    $.57           $.57         $.60        $.61        3.39%
----------------------------------------------------------------------------------------------------
  Cash dividends                           .25            .25          .25         .25           -
----------------------------------------------------------------------------------------------------

                                                             2002
                                 -----------------------------------------------------    4th Qtr '02
                                        First        Second        Third       Fourth         Vs
                                       Quarter       Quarter      Quarter     Quarter     4th Qtr '01
----------------------------------------------------------------------------------------------------
Interest income                       $ 15,679      $ 15,443      $ 15,752    $ 14,999     (10.29%)
Interest expense                         6,620         6,173         5,620       5,289     (32.50)
----------------------------------------------------------------------------------------------------
Net interest income                      9,059         9,270        10,132       9,710       9.30
Provision for loan losses                1,200         1,280         1,004       1,011     (15.75)
Noninterest income                       3,274         3,314         3,791       3,709       6.76
Noninterest expense                      7,928         8,078         8,846       8,542       4.82
Income taxes                               896           897         1,206       1,136      19.58
----------------------------------------------------------------------------------------------------
Net income                             $ 2,309       $ 2,329       $ 2,867     $ 2,730      32.59%
----------------------------------------------------------------------------------------------------
Per common share:
Net income (basic)                        $.50          $.51          $.62        $.59      31.11%
Net income (diluted)                      $.50          $.51          $.62        $.59      31.11%
----------------------------------------------------------------------------------------------------
Cash dividends                             .25           .25           .25         .25          -
----------------------------------------------------------------------------------------------------

                                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                         CONDITION AND RESULTS OF OPERATIONS
                                       First M & F Corporation and Subsidiary
Financial Condition

The purpose of this discussion is to focus on significant changes in financial condition and results of operations of the Company and its banking subsidiary during the past three years. The discussion and analysis is intended to supplement and highlight information contained in the accompanying consolidated financial statements and selected financial data presented elsewhere in this report and in the enclosed Financial Summary for First M & F Corporation and Subsidiary.

Forward-Looking Statements

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company’s financing plans; (ii) trends affecting the Company’s financial condition or results of operations; (iii) the Company’s growth strategy and operating strategy; and (iv) the declaration and payment of dividends. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in the Company’s filings with the Securities and Exchange Commission.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States and general practices within the financial services industry. The preparation of the financial statements requires management to make certain judgments and assumptions in determining accounting estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and obligations. Management evaluates these judgments and estimates on an ongoing basis to determine if changes are needed. Management believes that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.

(1) Allowance for loan losses
(2) Goodwill, intangible assets and related impairment
(3) Contingent liabilities
Allowance for loan losses

The Company’s policy is to maintain the allowance for loan losses at a level that is sufficient to absorb estimated probable losses in the loan portfolio. Accounting standards require that loan losses be recorded when management determines it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Management’s estimate is reflected in the balance of the allowance for loan losses. Changes in this estimate can materially affect the provision for loan losses, and thus net income.

Management of the Company evaluates many factors in determining the estimate for the allowance for loan losses. Historical loan losses by loan type and loan grade are a significant factor in estimating future losses. Management reviews loan quality on an ongoing basis to determine the collectibility of individual loans and reflects that collectibility by assigning loan grades to individual credits. The grades will generally determine how closely a loan will be monitored on an ongoing basis. A customer’s payment history, financial statements, cash flow patterns and collateral, among other factors, are reviewed to determine if the loan has potential losses. Concentrations of credit by loan type and collateral type are reviewed to determine exposures and risks of loss. General economic factors as well as economic factors for individual industries or factors that would affect certain types of loan collateral are reviewed to determine the exposure of loans to economic fluctuations. The Company also has a loan review department that audits types of loans as well as geographical segments to determine credit problems and loan policy violations that require the attention of management. All of these factors are used to determine the adequacy of the allowance for loan losses and adjust its balance accordingly.

The allowance for loan losses is increased by the amount of the provision for loan losses and by recoveries of previously charged-off loans. It is decreased by loan charge-offs as they occur when principal is deemed to be uncollectible.

Goodwill, intangible assets and related impairment

The policy of First M & F Corporation is to assess goodwill for impairment at the reporting unit level on an annual basis. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. Accounting standards require management to estimate the fair value of each reporting unit in making an annual assessment of impairment. Management performs this assessment as of January 1 of each year.

Impairment of goodwill is recognized by a charge against earnings and is to be shown as a separate line item in the non-interest expense section of the consolidated statement of income.

The estimate of fair value is dependent on such assumptions as: (1) future cash flows determined from the budget, strategic plan, and forecasts of growth, and (2) discount rates and earnings multiples used to determine the present value of those cash flows. Management uses a model similar to those used to evaluate potential mergers and acquisitions. The original valuations performed in 2002 resulted in no impairment being recognized. A subsequent update in 2003 resulted in no impairment charge.

Contingent liabilities

Accounting standards require that a liability be recorded if management determines that it is probable that a loss has occurred and the loss can be reasonably estimated. Management must estimate the probability of occurrence and estimate the potential exposure of a variety of contingencies such as health claims, legal claims, tax liabilities and other potential claims against the Company’s assets or requirements to perform services in the future.

Management’s estimates are based upon their judgment concerning future events and their potential exposures. However, there can be no assurance that future events, such as changes in a regulator’s position or court cases will not differ from management’s assessments. When management, based upon current facts and expert advice, believes that an event is probable and reasonably estimable, it accrues a liability in the consolidated financial statements. That liability is adjusted as facts and circumstances change and subsequent assessments produce a different estimate.

Summary

Net income for 2003 was $10,892,053, or $2.36 basic and $2.35 diluted per share as compared to $10,234,949, or $2.22 per share in 2002. Net income for 2002 was up from net income in 2001 of $7,153,265, or $1.55 per share. Income tax expense increased by $.468 million in 2003 as compared to 2002 due to lower tax-exempt earnings as a percent of total earnings in 2003 and increased by $1.073 million in 2002 as compared to 2001 due to higher pre-tax earnings.

In the first quarter of 2003 the Company opened a loan production office in Olive Branch. In the second quarter of 2003 the Company opened a new business, M & F Business Credit, Inc., in Memphis, Tennessee. The business is a wholly owned subsidiary of M & F Bank and is an asset-based lending operation with a target market area of the southeastern United States. In the third quarter of 2003 the Company opened an additional branch in Tupelo, giving it four (4) locations in the Tupelo market. The location is a former bank building purchased in 2002 and remodeled in 2003.

In 2002 the Company closed a small drive-in branch in Grenada and acquired an insurance agency in Brandon. The Company also acquired land adjacent to a shopping center in Rankin County in the third quarter of 2002, anticipating building a full service branch in the third or fourth quarter of 2003. Construction was begun in the late summer of 2003, with the branch expected to open in the first quarter of 2004.

In 2001 the Company acquired the Madison County book of business from an independent insurance agency. A new agent was hired and the new business integrated into the Madison office of M & F Insurance Group, Inc., the Bank’s insurance agency subsidiary.

The Bank opened a second rented location in Southaven in the third quarter of 2001. Construction of a new headquarters building in Kosciusko was begun in late 2000 and completed in the fall of 2001.

The Company added automated platform technology in June of 2002 and an automated teller transaction processing system in December of 2002 to enhance the efficiency and accuracy of the customer service representatives and tellers. In November and December of 2003 the mainframe processing system was enhanced with faster equipment as well as the addition of a storage area network. These additions were made with expectations for lower ongoing combined lease, maintenance and depreciation costs.

Total assets increased by 3.97% in 2003 to end the year at $1.078 billion. Total assets increased by 1.85% in 2002 to end the year at $1.037 billion. Total assets fell by .21% in 2001 to end the year at $1.018 billion. The compounded annual growth rate for total assets for the last five (5) years was 8.96%, while the compounded growth rate for deposits was 5.57%.

Earning Assets

The average earning asset mix for 2003 was 75.40% in loans, 22.12% in investments, and 2.48% in short-term funds. The average earning asset mix for 2002 was 70.74% in loans, 27.38% in investments, and 1.88% in short-term funds. The average earning asset mix for 2001 was 69.98% in loans, 27.30% in investments, and 2.72% in short-term funds. Loans grew by 15.11% in 2003 while deposits decreased. Loans grew by 2.64% in 2002 while deposits grew by .91%. Loan growth was slightly less than deposit growth in 2001. Non-interest bearing deposits grew by 20.88% in 2003, while they fell by 6.3% in 2002 and grew by 24.3% in 2001. Average non-interest bearing deposits grew by 7.85% in 2003 and by 7.26% in 2002. The following table shows the volume changes in loans and deposits over the last four (4) years.

(Dollars in Thousands)                                                2003             2002        2001     2000
                                                                      ---------------------------------------------
Net increase in loans                                                 $102,575       $17,464     $28,073  $24,259
Net increase in deposits                                               (3,798)         7,407      29,063  (2,387)
Ratio of loan growth to deposit growth                                       -        235.78%      96.59        -

Loan growth was strong in 2003 after being weak in 2002 and 2001. Loans grew by 15.11 % in 2003, by 2.64% in 2002, and by 4.43% in 2001. Consumer loans decreased from 2001 through 2003 by approximately $14 million per year. However, residential loan balances increased by $21.559 million from 2002 to 2003 after decreasing from 2001 to 2002. Commercial real estate-secured loans grew by over 11.57% in 2002 and by 29.53% during 2003. Commercial loans not secured by real estate increased by 19.41% in 2003 after increasing by 9.45% in 2002. Much of the commercial real estate related loan growth in 2003 came in the Madison, Lee and Desoto county markets as the Company expanded the commercial lending staff in those areas. The new asset-based lending operation in Memphis, M & F Business Credit, Inc., accounted for $6.815 million, or 7.24% of the non-real estate related commercial loan growth. The Company introduced a home equity line promotion in 2001 that resulted in an increase in those balances of $12.8 million for the year. An additional $5.7 million in growth was attained in 2002, while there was no growth in 2003. The Company’s strategy is to continue to grow the loan portfolio in markets that have expanding economies. As a secondary source of loan growth, the Company may purchase participations in loans that are within the loan policies and the Company’s credit expertise. The Company has plans for additional full-service branch expansion in 2004 in Rankin County and Desoto County. Although the short-term effect of de novo expansion on earnings can be negative, management believes that this strategy creates long-term shareholder value.

Investment Securities

The Company’s investment portfolio decreased by 20.56% in 2003, by 5.69% in 2002, and by 5.27% in 2001. The 2002 and 2001 decreases were primarily attributable to the maturing of investments in a leverage portfolio from a 1999 bank acquisition. The 2003 decrease was used to provide funding for the loan portfolio. Most of the cash flows diverted to the 2003 lending effort were generated from mortgage-backed securities. In 2002 and 2003 the Company increased its investments in U.S. Government agency securities to provide a high-quality liquidity portfolio, 21.60% of which matures within 2004. In 2001 the Company increased its percentage of investments in municipal bonds while decreasing its percentage allocated to Government securities. As of December 3 1, 2003, municipal securities represented 31.70% of total debt securities as compared to 25.13% at December 31, 2002 and 26.01% at December 31, 2001. The increase in the percentage allocated to municipals in 2003 was more a result of the decreased size of the portfolio as the mortgage-backed securities paid down than it was a result of a change in strategy.

Deposits and Borrowings

Deposits decreased by .46% in 2003 after growing by .91 % in 2002 and 3.69% in 2001. NOW and MMDA deposits increased while certificates of deposit decreased in 2002, primarily due to the low interest rate environment. The increase in 2001 occurred primarily in demand and money market accounts as depositors sought liquidity in the lower rate environment. The Company offered bonus-rate certificate of deposit products for 36 and 60-month maturities during 2002 to try to extend the average maturity life of the deposit base and reduce interest rate sensitivity.

The decrease in deposits for 2003 was primarily in the NOW and MMDA category, which fell by $19.127 million after dominating the previous year’s deposit growth. The NOW and MMDA decrease in 2003 was primarily due to a reduction of $14.018 million in state and municipality deposits. Certificate of deposit balances remained flat in 2003 while non-interest bearing demand deposits increased by 20.88%. Certificates of deposit of states and municipalities increased by $23.703 million in 2003 while consumer and commercial customer certificates of deposit decreased by $24.139 million. NOW and MMDA balances grew by 25.38% in 2002, while certificates of deposit decreased by 9.92%. Deposit growth in 2001 was primarily in demand, NOW and MMDA accounts, as customers moved funds out of certificates of deposit due to the decrease in certificate of deposit rates offered during 2001. Short-term Treasury rates fell by 422 basis points in 2001, by 51 basis points in 2002 and by 30 basis points in 2003. This pressure, combined with a poor stock market in 2001 and 2002 caused funds to move out of equity securities and time deposits into more liquid deposit accounts.

The Company made a decision to price in the bottom quartile of the market during 2002 and 2003 for certificates of deposit. This resulted in certificate of deposit decreases in 2002 and 2003. The Company used certain longer-term specially priced certificate of deposit promotions to offset some of the decreases in 2002 and 2003 and also to extend the average maturity of the certificate of deposit portfolio. Management monitors liquidity on a weekly and monthly basis to determine if pricing strategies need to be adjusted or other sources of liquidity need to be accessed.

Other borrowings increased by $50.891 million after decreasing by $2.493 million in 2002 and by $23.998 million from 2000 to 2001. The increase in 2003 was used along with investment maturities to fund loan portfolio growth. The 2001 and 2002 decreases were due to reductions in debt related to an investment leverage program that was reduced as investments matured. Borrowings were used in 2002 as an alternative to deposits to fund loan production while loan growth in 2001 was provided primarily through deposit funding. The Company uses wholesale funding sources such as the Federal Home Loan Bank to provide the liquidity needed for loan growth. However, the long-term strategy of the Company is to primarily fund loan growth through deposit growth first, with borrowings used when deposit funding is uneconomical. During 2002 and 2003 the Company took advantage of occasions when borrowing rates were lower than comparable certificate of deposit rates.

Liquidity and Interest Rate Sensitivity Management

Liquidity is the ability of a bank to convert assets into cash and cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Company’s ability to meet day-to-day cash flow requirements of customers, whether they wish to withdraw funds or to borrow funds to meet their capital needs. The Company was sufficiently liquid in 2001 to fund loan growth without additional borrowings. Historically, deposit growth has been sufficient to provide for the Company’s liquidity needs. In 2002 the Company used borrowings as well as deposits due to lower demand by customers for time deposit products and to the availability of low-cost funds in the Federal Home Loan Bank lines. In 2003 the Company continued to use low-cost Federal Home Loan Bank borrowings to fund loan growth. The Company has sufficient lines available through the Federal Home Loan Bank and correspondent banks to meet all anticipated liquidity needs. However, it is the Company’s strategy to balance the use of deposits and debt as funding sources for asset growth.

The Company announced a stock repurchase plan in August of 2002 targeting the repurchase of 184,590 shares of stock from September of 2002 through September of 2004. Through December 31, 2002, the Company had repurchased 27,738 shares at an average price of $27.21 per share. The total cost of the 2002 purchases was $755 thousand. The Company terminated the 2002 plan in March of 2003 and replaced it with a 12-month plan to repurchase up to 240,000 shares through February, 2004. The decision to accelerate the plan was made after considering the exercise of 83,518 options in January and February of 2003. The resulting debt from the program will be paid off through dividends received by the Company from M & F Bank. The repurchase program has not had any negative effect on liquidity. The following tables show the repurchase and option exercise activity for 2003.

August, 2002 Repurchase Plan
-------------------------------------------------------------------------------------------
Month                                       Shares Purchased             Average Price
-------------------------------------------------------------------------------------------
January                                        18,000                         29.13
February                                       14,500                         31.82
March, 2003 Repurchase Plan
-------------------------------------------------------------------------------------------
Month                                       Shares Purchased             Average Price
-------------------------------------------------------------------------------------------
March                                          44,854                         33.45
April                                          10,000                         34.92
May                                             5,000                         35.00
June                                           30,000                         34.80
July                                           20,000                         33.85
August                                              0                          0.00
September                                       5,000                         36.75
October                                        12,500                         36.62
November                                       10,000                         36.30
December                                            0                          0.00
-------------------------------------------------------------------------------------------
  Total For 2003                              169,854                         33.77
-------------------------------------------------------------------------------------------

2003 Options Exercised
-------------------------------------------------------------------------------------------
Month                                       Shares Purchased             Average Price
-------------------------------------------------------------------------------------------
January                                        51,390                         26.60
February                                       32,128                         27.21
March                                          47,927                         27.00
April                                          15,327                         27.92
September                                         500                         25.39
November                                          574                         25.39
-------------------------------------------------------------------------------------------
  Total For 2003                              147,846                         26.99
-------------------------------------------------------------------------------------------

Interest rate sensitivity is a function of the repricing characteristics of the Company’s portfolio of assets and liabilities. Interest rate sensitivity management focuses on repricing relationships of these assets and liabilities during periods of changing market interest rates. Management seeks to minimize the effect of interest rate movements on net interest income. The asset-liability management committee monitors the interest-sensitivity gap on a monthly basis. The Company embarked on a strategy in 2002 and 2003 to increase the rate sensitivity of assets while reducing the sensitivity of liabilities. This was done by reducing the maturity terms of loans made, match funding certain other long-term loans originated, as well as by purchasing shorter-maturity securities. The Company also used long-term CD promotions and FHLB borrowings to increase the average maturity of the liability portfolio. These initiatives were taken with the anticipation of a rising interest rate environment at the end of the current soft economic cycle. At the end of 2003 the one-year repricing gap stood at + 3.85% as compared to + 1.72% at the end of 2002 and -7.40% at the end of 2001. The Company targets its one year repricing gap at between + 7.5% and 7.5%.

Capital Resources

Capital adequacy is continuously monitored by the Company to promote depositor and investor confidence and provide a solid foundation for future growth of the organization. The Company has kept the dividend payout ratio above 40%, ending 2003 with a 42.37% ratio, ending 2002 with a ratio of 45.05% and ending 2001 with a ratio of 64.52%. The high payout percentage has been due to the lower than historical earnings per share in 2000 and 2001, with earnings beginning to rebound in 2002 and 2003, as the Company maintained a $1.00 annual dividend rate for 1999 through 2003. The ratio of capital to assets stood at 10.26% at December 31, 2003, 10.43% at December 31, 2002 and 9.83% at December 31, 2001, with risk-based capital ratios well in excess of the regulatory requirements. The lack of significant growth from 2000 through 2003 was a contributing factor to the improvement of the capital ratio from 8.86% at December 31, 1999. The Company has sufficient lines of credit at commercial banks to raise additional funds if needed. The Company’s stock is publicly traded on NASDAQ, also providing an avenue for additional capital if it is needed.

RESULTS OF OPERATIONS Net Interest Income

Net interest income is the largest component of the Company’s net income and represents income from interest earning assets less the cost of interest bearing liabilities. Net interest income was $40.061 million in 2003 as compared to $38.171 million in 2002 and $32.965 million in 2001. The improvement in 2003 was due to increased loan volumes and decreased costs of deposits and borrowings. Average loans outstanding increased from $660.529 million in 2002 to $730.133 million in 2003. Interest and fees on loans decreased from 2002 to 2003 due to decreasing rates, as loan yields fell from 7.44% in 2002 to 6.67% in 2003. Interest expense decreased by $5.845 million from 2002 to 2003 as liability costs decreased to 2.14% in 2003 from 2.93% in 2002. Another improvement in 2003 came from non-interest bearing funding sources such as demand deposits and capital. Average earning assets grew by $32.818 million in 2003 while average interest bearing liabilities increased by $24.732 million. The difference was made up through retained earnings and non-interest bearing deposits. The improvement in 2002 was due to the ability of the Company to take advantage of the trend of decreasing interest rates. Earning asset yields decreased by 100 basis points in 2002 while liability costs decreased by 170 basis points. Therefore, while interest and fees on loans decreased by $5.994 million in 2002, interest on deposits decreased by $11.985 million. The low growth in 2001 was due mainly to slow loan growth. Loan yields decreased in 2001, 2002 and 2003 due to competitive pressures in 2002 and 2003 as well as the lower rate environment from 2001 through 2003.

Provision for Loan Losses

During 2003 the Company’s provision decreased to $3.802 million from $4.495 million in 2002 and $4.415 million in 2001. The 2001 provision included an additional accrual of $800 thousand that was needed to replenish the allowance following a single customer charge-off in May, 2001 of $2 million. The remaining increase in the allowance for loan losses in 2002 and 2001 was due to the increased size of the portfolio. Loan loss accruals were reduced in 2003 after a normal year of net charge-offs in 2002. Net charge-offs were $3.169 million in 2003 as compared to $2.663 million in 2002 and $4.499 million in 2001. Net charge-offs as a percentage of average loans were .43% in 2003, .40% in 2002, and .69% in 2001. The strategy of the Company is to maintain credit quality at levels that produce net charge-off percentages in the .30% to .35% range. The net charge-off percentage for 2003 would have been .36%, excluding one large write-down on some rental properties in Lee County. Nonaccrual loans as a percentage of total loans were .58% at the end of 2003,.23% at the end of 2002, and .28% at the end of 2001. The nonaccrual loan totals were typical except for the non-accruing loans on rental properties mentioned above of approximately $1.890 million. Management has a conservative approach to classifying loans internally for purposes of determining needed allowances. The percentage of allowances to total loans was 1.39% at December 31, 2003, 1.51% at December 31, 2002, and 1.27% at December 31, 2001.

Management reviews loan quality on a monthly basis, and makes determinations as to the adequacy of the allowance for loan losses on a quarterly basis. Classified and past due loans are monitored to determine if deterioration is occurring, and if corrective actions need to be taken. The following table shows the calculation of the allowance for loan loss for 2003 and 2002 based upon classified loans.

                                                             2003                            2002
                                                     -----------------------------------------------
                                                           Allowance                       Allowance
                                        Balances           Allocated          Balances     Allocated
                                    -----------------------------------------------------------------
Doubtful                                   1,487                 744            2,085       1,042
Substandard                                6,910               1,662            7,117       1,423
Bankruptcy                                 5,650                 707            3,930         590
Special mention                            7,547                 755            8,856         886
Other past due loans                       3,796                 190            4,054         203
General allowance                                              6,833                        6,114
                                                     ------------------------------------------------
                                                              10,891                       10,258
Noninterest Income

Noninterest income for 2003 was $14.357 million as compared to $14.088 million in 2002 and $13.783 million in 2001. Deposit income increased by 2.25% in 2003, by 6.08% in 2002, and by 8.47% in 2001. The Company increased the pricing on certain deposit products and combined products in 2002 in an effort to reduce the number of products, focus on those products that serve the customers’ needs best, and align product pricing with the current market. The small increase in deposit revenues in 2003 was due to lower volumes in insufficient funds check activity and a 1.10% increase from 2002 in the number of checking accounts with balances under $100 thousand. Mortgage banking income increased by 8.11% in 2003 and was flat from 2001 to 2002. Mortgage loan originations increased to $75.051 million in 2003 from $64.341 million in 2002 and $60.382 million in 2001. The low interest rate environment was the main contributing factor to the increases. However, the presence of mortgage originators in economically strong markets such as Madison, Desoto, Rankin and Lee counties helped to spur growth as well. Agency commissions increased by 6.37% in 2003, by 13.81% in 2002, and by 7.42% in 2001. Annuity commissions fell by $29 thousand in 2003 while property and casualty commissions increased by $200 thousand and life and health commissions increased by $37 thousand. Pricing in the property and casualty industry continued to be high in 2003, and contributed to the increase in revenues. The insurance revenue increases in 2002 were driven by increased pricing throughout the industry in late 2001 and continuing into 2002. Commissions on annuity sales increased by approximately $100 thousand in 2002 as customers sought alternatives to deposit products to achieve better returns. The Company recognized approximately $300 thousand in security gains in 2001 as it disposed of certain mortgage-backed securities and invested in other securities that could collateralize a $10 million repurchase agreement. This transaction was executed to reduce the Company’s costs of borrowing. Another $125 thousand in gains were taken in Treasury, municipal and corporate securities in order to reallocate those funds into investments with more attractive durations. The 2002 increase in life insurance income includes approximately $65 thousand from a claim.

Noninterest Expense

Noninterest expense increased to $35.121 million in 2003 from $33.394 million in 2002 and $32.118 million in 2001. Salary and benefit expenses increased by 3.73% in 2003 after increasing by 5.73% in 2002 and by 9.09% in 2001. Expenses for salaries and commissions alone were up by $1.193 million or 8.11 % in 2003 as compared to an increase of $471 thousand, or 3.31 % in 2002. The Company started an efficiency engagement in the fourth quarter of 2001 that reduced the number of full-time equivalent employees by 27.5 from the end of 2001 to June 30, 2002. During the second half of 2002 the Company increased the retail payroll by 15.5 full-time equivalent employees. This growth was primarily in the Madison, Kosciusko, Southaven, Brandon and

Cleveland markets. Most of the increase was in the lending staff and helped result in improved loan production in 2003. During the first half of 2003, the Olive Branch loan production office was started with three (3) new employees. Four (4) additional staff were added in the mortgage lending area and four (4) were added in the back-room item processing area. The second quarter saw the opening of M & F Business Credit, Inc., an asset-based lending operation in Memphis, Tennessee with three (3) new employees. A new Treasury Services department was established in June with one (1) new employee and expanded to two (2) in the third quarter as the Company began to acquire lockbox customers. The retail branch system expanded by eight (8) full-time equivalent employees during the second half of 2003 in the Tupelo, Starkville, Oxford, Madison, and Rankin county branches. The Company also made $800 thousand in contributions to the pension plan in 2003 and $865 thousand in 2002. Pension plan expenses increased by $321 thousand from 2001 to 2002 and decreased by $270 thousand from 2002 to 2003. Health plan expenses decreased by $422 thousand from 2002 to 2003 as the Company experienced fewer health care claims in 2003.

Legal expenses increased by $345 thousand in 2003 and by approximately $400 thousand in 2002 due to litigation expenses on various cases as well as continuing expenses related to prior-year loan losses. Telecommunication expenses increased by $134 thousand in 2003 as the Company upgraded its data communications network. ATM and debit card network and processing expenses increased by $358 thousand in 2003 as the Company switched debit card providers and upgraded its debit card offering.

Amortization of intangible assets decreased by $1.248 million in 2002 as goodwill amortization was discontinued following the implementation of a new accounting standard. Under the new standard, goodwill is tested for impairment annually. The Company performed its impairment tests in the first quarters of 2002 and 2003, with no impairment charge required. Other expense increases in 2001 were marketing expenses, which were up by $204 thousand and foreclosed asset expenses, which were up by $173 thousand.

Non-interest expenses as a percentage of average assets were 3.31% in 2003, 3.26% in 2002, and 3.18% in 2001. The Company’s efficiency ratio was 62.79% in 2003, 61.96% in 2002 and 66.15% in 2001.

Income Taxes

The Company’s effective tax rate was 28.71% in 2003, 28.78% in 2002, and 29.98% in 2001. The main factor in the 2001 through 2003 increase over historical rates was an increased percentage of pre-tax earnings being derived from taxable sources. The Company primarily uses tax-exempt securities and loans to provide tax benefits and does not use any exotic tax-shelter vehicles.

OFF-BALANCE SHEET ARRANGEMENTS

The Company’s primary off-balance sheet arrangements are in the form of loan commitments and operating lease commitments. At December 31, 2003 the Company had $108.985 million in unused loan commitments outstanding. Of these commitments, $75.254 million mature in one year or less. Lines of credit are established using the credit policy of the Company concerning the lending of money.

Letters of credit are issued to facilitate the borrowers’ business and are usually related to the acquisition of inventory or of assets to be used in the customers’ business. Letters of credit are generally secured and are underwritten using the same standards as traditional commercial loans. Most letters of credit expire without being presented for payment. However, the presentment of a letter of credit would create a loan receivable from the Bank’s loan customer. At December 31, 2003 the Company had $9.616 million in letters of credit issued and outstanding.

In the ordinary course of business the Company enters into rental and lease agreements to secure office space and equipment. The Company has a variety of lease agreements in place, all of which are operating leases. The largest lease obligations are for office equipment and mainframe computer systems.

The Company does not have any variable interest entities or other off balance sheet vehicles, obligations or derivatives as of December 31, 2003.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following table summarizes the obligations of the Company.

                                                         Payments Due by Period
                                    ---------------------------------------------------------------
(Dollars in Thousands)                                 Less                                  More
                                                      Than 1           1-3           3-5    Than 5
Contractual Obligations                 Total          Year           Years         Years    Years
---------------------------------------------------------------------------------------------------
Long-Term Debt                       $ 93,142       $ 15,618       $ 34,397      $ 23,790 $ 19,337
Capital Lease Obligations                                                 -
Operating Leases                        2,741            764          1,263           681       33
Purchase Obligations
Other Long-Term Liabilities
---------------------------------------------------------------------------------------------------
Total                                $ 95,883       $ 16,382       $ 35,660      $ 24,471 $ 19,370

Long-term debt obligations represent borrowings from the Federal Home Loan Bank that have an original maturity in excess of one (1) year. Operating leases are primarily leases on office space and information technology. Leases on office space range from those that are month-to-month to 60-month leases. Most leases have options to renew for periods equal to the original term of the lease. Technology leases are all contractual and have remaining lives of 39 to 60 months. There are no bargain purchase options in any of the current leases.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk comes in the form of risk to the net interest income of the Company as well as to the market values of the financial assets and liabilities on the balance sheet and the values of off-balance sheet activities such as commitments. The Company monitors interest rate risk on a monthly basis with quarterly sensitivity analyses. The following table shows the gap position of the Company at December 31, 2003, placing variable-rate instruments in the earliest repricing category. The cash flows for deposits without maturities are estimated based upon historical decay rates, averaged over increasing and decreasing rate periods.

                                           Floating        1-12 months  1-5 years    Over 5 years      Total
------------------------------------------------------------------------------------------------------------
Short-term funds                                950           2,554                                    3,504
Investments                                                  66,786       84,643       36,148        187,577
Loans                                       128,167         242,070      363,468       47,616        781,321
------------------------------------------------------------------------------------------------------------
Total earning assets                        129,117         311,410      448,111       83,764        972,402
NOW, MMDA & savings                          66,343          22,349      233,151                     321,843
Time deposits                                               250,659      124,533                     375,192
Short-term borrowings                                        15,205                                   15,205
Other borrowings                                             44,509       58,187       19,337        122,033
------------------------------------------------------------------------------------------------------------
Total int. bearing liabilities               66,343         332,722      415,871       19,337        834,273
Rate sensitive gap                           62,774        (21,312)       32,240       64,427        138,129
Cumulative gap                               62,774          41,462       73,702      138,129        276,258
Cumulative % of assets                        5.82%           3.85%        6.84%       12.81%         25.62%

Interest rate shock analysis shows that the Company will experience a 6 basis point decrease over 12 months in its net interest margin with an immediate and sustained 100 basis point decrease in interest rates. An immediate and sustained increase in interest rates of 100 basis points will result in a 4 basis point increase in net interest margin. The sensitivity of loan prices and the lack of sustainable deposit cost decreases are the primary drivers behind these simulation results.

An analysis of the change in market value of equity shows how an interest rate shock will affect the difference between the market value of assets and the market value of liabilities. With all financial instruments being stated at market value, the ratio of the market value of equity to the market value of assets will fall by 20 basis points with an immediate and sustained increase in interest rates of 100 basis points. The ratio of the market value of equity to the market value of assets will increase by 20 basis points with an immediate and sustained decrease in interest rates of 100 basis points.

The Company has no hedging instruments or other derivative contracts in place at December 31, 2003.

FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
First M & F Corporation
Kosciusko, Mississippi

We have audited the accompanying consolidated statements of condition of First M & F Corporation and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First M & F Corporation and subsidiary as of December 31, 2003 and 2002, and the results of their consolidated operations and their consolidated cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Shearer, Taylor & Co., P.A.

Ridgeland, Mississippi
January 30, 2004

                                      FIRST M & F CORPORATION AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF CONDITION
                                            December 31, 2003 and 2002
                                         (In Thousands, Except Share Data)

ASSETS                                                        2003         2002
                                                        --------------------------

                                                        --------------------------
Cash and due from banks                                   $   39,849   $   43,329
Interest bearing bank balances                                 2,554       12,610
Federal funds sold                                               950        7,700
Securities available for sale, amortized                     187,577      236,110
  cost of $181,375 and $226,617

Loans, net of unearned income                                781,321      678,746
Allowance for loan losses                                   (10,891)     (10,258)
                                                        --------------------------
Net loans                                                    770,430      668,488
                                                        --------------------------
Bank premises and equipment                                   24,214       21,508
Accrued interest receivable                                    7,330        7,125
Other assets                                                  45,394       40,264
                                                        --------------------------
                                                          $1,078,298   $1,037,134
                                                        --------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits                                                $  820,226   $  824,024
  Short-term borrowings                                       15,205       23,599
  Other borrowings                                           122,033       71,142
  Accrued interest payable                                     1,379        1,920
  Other liabilities                                            7,732        7,583
                                                        --------------------------
    Total liabilities                                        966,575      928,268
                                                        --------------------------
Noncontrolling joint venture interest                          1,045          656
                                                        --------------------------
Stockholders' Equity:
  Preferred stock:
   Class A; 1,000,000 shares authorized                            -            -
   Class B; 1,000,000 shares authorized                            -            -
  Common stock of $5.00 par value. 15,000,000
   shares authorized: 4,565,038 and 4,587,046 shares
   issued                                                     22,825       22,935
  Additional paid-in capital                                  31,624       33,260
  Retained earnings                                           53,873       47,585
  Accumulated other comprehensive income                       2,356        4,430
                                                        --------------------------
    Total stockholders' equity                               110,678      108,210
                                                        --------------------------
                                                         $ 1,078,298  $ 1,037,134
                                                        --------------------------
                                                        --------------------------

The accompanying notes are an integral part of these financial statements.

                                       FIRST M & F CORPORATION AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF INCOME
                                   Years Ended December 31, 2003, 2002 and 2001
                                         (In Thousands, Except Share Data)

                                                         2003             2002          2001
                                                    -------------------------------------------
INTEREST INCOME:
  Interest and fees on loans                           $ 48,587         $ 49,015      $ 55,009
  Taxable investments                                     6,653            9,998        11,418
  Tax-exempt investments                                  2,378            2,573         2,793
  Federal funds sold                                        192              163           683
  Interest bearing bank balances                            108              124           417
                                                    -------------------------------------------
    Total interest income                                57,918           61,873        70,320
                                                    -------------------------------------------
INTEREST EXPENSE:
  Deposits                                               13,399           19,799        31,784
  Short-term borrowings                                     608              695           756
  Other borrowings                                        3,850            3,208         4,815
                                                    -------------------------------------------
    Total interest expense                               17,857           23,702        37,355
                                                    -------------------------------------------
    Net interest income                                  40,061           38,171        32,965
Provision for loan losses                                 3,802            4,495         4,415
                                                    -------------------------------------------
    Net interest income after                            36,259           33,676        28,550
     provision for loan losses
                                                    -------------------------------------------
NONINTEREST INCOME:                                       7,683            7,514         7,083
  Service charges on deposit accounts
  Mortgage banking income                                 1,160            1,073         1,095
  Agency commission income                                3,471            3,263         2,867
  Other fee income                                          951              741         1,060
  Bank owned life insurance income                          532              772           656
  Gain on securities available for sale                       7               30           426
  Other income                                              553              695           596
                                                    -------------------------------------------
    Total noninterest income                             14,357           14,088        13,783
                                                    -------------------------------------------
NONINTEREST EXPENSES:                                    18,473           17,809        16,844
  Salaries and employee benefits
  Net occupancy expenses                                  2,129            2,010         1,850
  Equipment and data processing expenses                  3,696            3,579         3,363
  Other expenses                                         10,823            9,996        10,061
                                                    -------------------------------------------
    Total noninterest expenses                           35,121           33,394        32,118
                                                    -------------------------------------------
    Income before income taxes                           15,495           14,370        10,215

Income taxes                                              4,603            4,135         3,062
                                                    -------------------------------------------
    NET INCOME                                         $ 10,892         $ 10,235        $7,153
                                                    -------------------------------------------
EARNINGS PER SHARE:                                       $2.36            $2.22         $1.55
  Basic
  Diluted                                                  2.35             2.22          1.55
                                                    -------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                     FIRST M & F CORPORATION AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   Years Ended December 31, 2003, 2002 and 2001
                                                   (In Thousands)

                                                                 2003              2002         2001
                                                               ---------------------------------------
Net income                                                     $ 10,892          $ 10,235      $ 7,153

Other comprehensive income:                                     (2,058)             4,108        1,563
  Change in unrealized gains (losses) on securities
   available for sale, net of tax of $1,226, $2,439
   and $934
  Reclassification adjustment for gains on securities               (4)              (19)        (267)
   available for sale included in net income, net of
   tax of $3, $11 and $159
  Minimum pension liability adjustment, net of tax                 (12)             (812)        (714)
   of $7, $484 and $424
                                                                ---------------------------------------
    Other comprehensive income                                  (2,074)             3,277          582
                                                                ---------------------------------------
    Total comprehensive income                                  $ 8,818          $ 13,512       $7,735
                                                                ---------------------------------------
                                                                ---------------------------------------

The accompanying notes are an integral part of these financial statements.

                                        FIRST M & F CORPORATION AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    Years Ended December 31, 2003, 2002 and 2001
                                           (In Thousands, Except Share Data)

                                                                                      Accumulated
                                                               Additional               Other
                                                 Common         Paid-In    Retained  Comprehensive
                                                  Stock         Capital    Earnings     Income      Total
                                               ------------------------------------------------------------
January 1, 2001                                 $ 23,074       $ 33,876    $ 39,422      $ 571    $ 96,943

Net income                                             -              -       7,153          -       7,153
Cash dividends ($1.00 per share)                       -              -     (4,615)          -     (4,615)
Net change                                             -              -           -        582         582
                                               ------------------------------------------------------------
December 31, 2001                                 23,074         33,876      41,960      1,153     100,063
                                               ------------------------------------------------------------
Net income                                             -              -      10,235          -      10,235
Cash dividends ($1.00 per share)                       -              -     (4,610)          -     (4,610)
27,738 common shares repurchased                   (139)          (616)           -          -       (755)
Net change                                             -              -           -      3,277       3,277
                                               ------------------------------------------------------------
December 31, 2002                                 22,935         33,260      47,585       4430     108,210
                                               ------------------------------------------------------------
Net income                                             -              -      10,892          -      10,892
Cash dividends ($1.00 per share)                       -              -     (4,604)          -     (4,604)
147,846 common shares issued in                      739          3,251           -          -       3,990
  exercise of stock options
169,854 common shares repurchased                  (849)        (4,887)           -          -     (5,736)
Net change                                             -              -           -    (2,074)     (2,074)
                                               ------------------------------------------------------------
December 31, 2003                                $22,825        $31,624     $53,873     $2,356    $110,678
                                               ------------------------------------------------------------
                                               ------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                      FIRST M & F CORPORATION AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Years Ended December 31, 2003, 2002 and 2001
                                                  (In Thousands)

                                                              --------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $10,892         $ 10,235       $ 7,153
  Adjustments to reconcile net income                                1,932            2,035         3,128
   to net cash provided by operating activities:
   Depreciation and amortization
   Provision for loan losses                                         3,802            4,495         4,415
   Net investment amortization                                         977              729           377
   Gain on securities available for sale                               (7)             (30)         (426)
   Earnings of noncontrolling joint venture interest                   389              299           368
   Deferred income taxes                                             (330)            (850)       (3,544)
   (Increase) decrease in:                                           (205)              738           937
     Accrued interest receivable
     Cash surrender value of bank owned life insurance               (532)            (630)         (656)
     Income taxes receivable                                           278            (603)           988
   Increase (decrease) in:                                           (541)          (1,040)       (1,030)
     Accrued interest payable
     Income taxes payable                                                           (3,274)         3,274
   Other, net                                                        (526)              427            86
                                                              --------------------------------------------
      Net cash provided by operating activities                     16,129           12,531        15,070
                                                              --------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities available for sale                      (33,980)         (56,844)      (57,689)
  Sales of securities available for sale                             4,063            8,936        11,888
  Maturities of securities available for sale                       74,189           67,974        61,634
  Net (increase) decrease in:                                       10,056          (9,522)        23,437
    Interest bearing bank balances
    Federal funds sold                                               6,750          (5,100)         (200)
    Loans                                                        (106,698)         (21,354)      (34,298)
    Bank premises and equipment                                    (4,492)          (1,770)       (4,121)
  (Purchases) sales of Federal Home Loan Bank stock                (2,646)                          4,116
  Proceeds from sales of other real estate and other                 1,427            1,417         1,658
    repossessed assets
  Net cash used for current and prior year acquisitions                  -             (74)         (123)
                                                              --------------------------------------------
      Net cash provided by (used in) investing activities         (51,331)         (16,337)         6,302
                                                              --------------------------------------------

                                      FIRST M & F CORPORATION AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Years Ended December 31, 2003, 2002 and 2001
                                                   (In Thousands)

                                                           ------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITES:
  Net increase (decrease) in:                                 $21,276        $ (6,830)       $21,234
    Non-interest bearing deposits
    Money market, NOW and savings deposits                   (24,638)           52,150        64,426
    Certificates of deposit                                     (436)         (37,913)      (56,597)
    Short-term borrowings                                     (8,394)            7,141      (12,511)
  Proceeds from other borrowings                               76,100           26,500         8,449
  Repayments of other borrowings                             (25,836)         (28,993)      (32,447)
  Distributions to noncontrolling joint venture interest            -            (500)             -
  Cash dividends                                              (4,604)          (4,610)       (4,615)
  Common shares issued                                          3,990                -             -
  Common shares repurchased                                   (5,736)            (755)             -
                                                           ------------------------------------------
      Net cash provided by (used in) financing activities      31,722            6,190      (12,061)
                                                           ------------------------------------------
      Net increase (decrease) in cash and due from banks      (3,480)            2,384         9,311

  Cash and due from banks at January 1                         43,329           40,945        31,634
                                                           ------------------------------------------
  Cash and due from banks at December 31                      $39,849          $43,329       $40,945
                                                           ------------------------------------------
                                                           ------------------------------------------

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

Organization and Operations

The Company is a one-bank holding company that owns 100% of the common stock of M & F Bank (the Bank) of Kosciusko, Mississippi. The Bank is a commercial bank and provides a full range of banking services through its offices in Mississippi. As a state chartered commercial bank, the Bank is subject to the regulations of certain Federal and state agencies and undergoes periodic examinations by those regulatory authorities.

Principles of Consolidation

The consolidated financial statements of First M & F Corporation include the accounts of the Company and its wholly owned subsidiary, M & F Bank, and the accounts of the Bank’s wholly owned finance subsidiary, credit insurance subsidiary, general insurance agency subsidiaries, real estate subsidiary, asset based lending subsidiary and 51 % owned accounts receivable financing joint venture. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses represents a significant estimate.

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

11-33

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES - Continued

Loans

Loans are stated at the principal amount outstanding, net of unearned income and an allowance for loan losses. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Loan origination fees and direct loan origination costs are deferred and recognized over the life of the related loans as adjustments to interest income.

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

Management’s evaluation of the allowance for loan losses is inherently subjective as it requires material estimates. The actual amounts of loan losses realized in the near term could differ from the amounts estimated in arriving at the allowance for loan losses reported in the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES - Continued

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

Other Real Estate

Other real estate acquired through partial or total satisfaction of loans is carried at the lower of market value or the recorded loan balance at date of acquisition (foreclosure). Any loss incurred at the date of acquisition is charged to the allowance for loan losses. Gains or losses incurred subsequent to the date of acquisition are reported in current operations. Related operating income and expenses are reported in current operations.

Intangible Assets

The Company adopted Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. Under SFAS 142, goodwill and intangible assets that have indefinite lives are not amortized, but are tested for impairment annually and when there is an impairment indicator. Goodwill impairment losses are reported in a company’s income statement. The Company has no intangible assets having indefinite lives other than goodwill. Prior to adoption of SFAS 142 on January 1, 2002, goodwill was being amortized on a straightline basis over 40 years and 15 years.

Intangible assets, such as core deposit intangibles, customer renewal lists and noncompete agreements with determinable useful lives are amortized over their respective useful lives.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES - Continued

Stock Based Compensation

The Company has elected not to adopt the recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, which require a fair-value based method of accounting for stock options and similar equity awards. The Company elected to continue applying Accounting Principles Board Opinion 25, (APB 25) “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock compensation plans and, accordingly, does not recognize compensation cost. Had compensation cost for the Company’s stock option plan been determined based upon the fair value at the grant date for awards under the methodology prescribed under SFAS No. 123, the Company’s net income and earnings per share would have been reduced as shown in the table below. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions in 2003, 2002 and 2001: expected dividend yield of 5.00%; expected volatility of 22.57%, 22.57% and 23.85%; risk-free interest rate of 6.50%; and an expected life of 10 years. The estimated fair values of stock options at their grant date were $7.67 in 2003, $5.10 in 2002 and $4.07 in 2001.

Net income, as reported                                  $ 10,892      $ 10,235      $ 7,153
Net income, proforma                                       10,855        10,171        7,047
                                                         ---------------------------------------
Stock based compensation cost, net of income taxes:
  As reported                                            $      -      $      -      $     -
  Pro forma                                                    37            64          106
                                                         ---------------------------------------
Earnings per share, as reported:
  Basic                                                  $   2.36      $   2.21      $  1.55
  Diluted                                                    2.35          2.22         1.55
                                                         ---------------------------------------
Earnings per share, proforma:
  Basic                                                  $   2.36      $   2.21      $  1.54
  Diluted                                                    2.34          2.21         1.54
                                                         ----------------------------------------
                                                         ----------------------------------------
Income Taxes

The Company, the Bank and the Bank’s wholly owned subsidiaries, except for the credit insurance subsidiary, file consolidated Federal and state income tax returns. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Deferred income tax expense (benefit) is the result of changes in deferred tax assets and liabilities between reporting periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES - Continued

Statements of Cash Flows

In the accompanying consolidated statements of cash flows, the Company and subsidiary have defined cash equivalents as those amounts included in the statement of condition caption “Cash and Due from Banks.” The following supplemental disclosures are made related to the consolidated statements of cash flows:

                                                          2003      2002         2001
                                                       ------------------------------------
Interest paid                                            $18,398   $24,742      $38,385
Federal and state income taxes paid                        4,655     8,862        2,344
Other real estate and repossessions                        1,575     1,352        1,726
  acquired in noncash foreclosures                     ------------------------------------
                                                       ------------------------------------
Concentrations of Credit

Substantially all of the Company’s loans, commitments and stand by and commercial letters of credit have been granted to borrowers who are customers in the Company’s market area. As a result, the Company is subject to this concentration of credit risk. A substantial portion of the loan portfolio, as presented in Note 3, is represented by loans collateralized real estate. The ability of the borrowers to honor their contracts is dependent upon the real estate and general economic conditions in the Company’s market area.

Recent Pronouncements

In December, 2002, FASB issued SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” The Company adopted the disclosure requirements of SFAS 148 during the year ended December 31, 2002.

During the years ended December 31, 2003 and 2002, FASB issued SFAS 146, “Accounting for the Costs Associated with Exit or Disposal Activities,” SFAS 147, “Acquisitions of Certain Financial Institutions,” SFAS 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities,” SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” Financial Interpretation (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements, Including Indirect Guarantees of Indebtedness of Others,” and FIN 46 (as revised), “Consolidation of Variable Equity Interests.” The Company’s adoption of these standards did not or is not expected to have a material impact on the consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the 2002 and 2001 financial statements to be consistent with 2003 presentation.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 2:  SECURITIES AVAILABLE FOR SALE

The  following is a summary of the amortized  cost and market value (book value) of  securities  available for sale at December 31, 2003 and 2002:

                                                           Amortized        Gross Unrealized            Market
                                                              Cost          Gain       Loss             Value
                                                          -----------------------------------------------------

December 31, 2003:
  U. S. Treasury securities                               $      532    $     28     $     -       $       560
  U.S. Government agencies                                    67,954       1,865          25            69,794
  Mortgage-backed investments                                 49,986       1,542           2            51,526
  Obligations of states and political subdivisions            57,503       2,685         117            60,071
  Other                                                        4,364         199           -             4,563
  Equity securities                                            1,036          27           -             1,063
                                                          -----------------------------------------------------
                                                          $  181,375    $  6,346     $   144       $   187,577
                                                          -----------------------------------------------------
                                                          -----------------------------------------------------
December 31, 2002:
  U. S. Treasury securities                               $    1,037    $     45     $     -       $     1,082
  U.S. Government agencies                                    58,125       2,688           7            60,806
  Mortgage-backed investments                                104,121       3,782          35           107,868
  Obligations of states and political subdivisions            56,955       2,825         138            59,642
  Other                                                        3,380         258           -             3,638
  Equity securities                                            2,999          75           -             3,074
                                                          -----------------------------------------------------
                                                          $  226,617    $  9,673     $   180       $   236,110
                                                          -----------------------------------------------------
                                                          -----------------------------------------------------

Provided below is a summary of securities available for sale which were in an unrealized loss position and the length of time that individual securities have been in a continuous loss position at December 31, 2003. The Company believes that the deterioration in value is attributable to changes in market interest rates and not credit quality of the issuer. None of these impairments are other than temporary since the Company has the ability to hold these securities until such time as the values recover or until these securities mature.

                                           Less Than 12 Months         12 Months or More               Total
                                          ----------------------------------------------------------------------------
                                            Market   Unrealzed       Market     Unrealized        Market    Unrealized
                                            Value       Losses       Value         Losses          Value        Losses
                                          --------   ---------      --------    ----------      --------    ----------
U. S. Government agencies                 $ 4,054        $ 25       $     -         $   -        $ 4,054         $  25
Mortgage-backed investments                   952           2             -             -            952             2
Obligations of states and
  political subdivisions                    3,594          31           430            86          4,024           117
                                          --------   ---------      --------    ----------      --------    ----------
                                          $ 8,600        $ 58         $ 430          $ 86        $ 9,030         $ 144
                                          --------   ---------      --------    ----------      --------    ----------
                                          --------   ---------      --------    ----------      --------    ----------

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 2:  SECURITIES AVAILABLE FOR SALE - Continued

The amortized  cost and market values of debt  securities  available for sale at December 31, 2003, by  contractual maturity,  are shown below.  Actual  maturities may differ from contractual  maturities  because borrowers may have the  right  to call  or  prepay  certain  obligations  with,  or  without,  call or  prepayment  penalties.  Equity securities are not included since they have no stated maturity.

                                                             Amortized           Market
                                                                Cost             Value
                                                            ----------        ----------
         One year or less                                   $   24,810        $   25,179
         After one through five years                           94,854            98,754
         After five through ten years                            9,457             9,827
         After ten years                                         1,232             1,228
                                                            ----------        ----------
                                                               130,353           134,988
         Mortgage-backed investments                            49,986            51,526
                                                            ----------        ----------
                                                            $  180,339        $  186,514
                                                            ----------        ----------
                                                            ----------        ----------

The  following is a summary of the  amortized  cost and market value of  securities  available  for sale which were pledged to secure public deposits, short-term borrowings and for other purposes required or permitted by law.

                                                             Amortized         Market
                                                               Cost            Value
                                                            ----------        ----------
         December 31, 2003                                  $ 152,351         $ 157,798
                                                            ----------        ----------
                                                            ----------        ----------

         December 31, 2002                                  $ 151,672         $ 159,074
                                                            ----------        ----------
                                                            ----------        ----------

The following is a summary of gains and losses on securities available for sale:

                                                            2003             2002              2001
                                                           -----------------------------------------
         Gross realized gains                              $  36             $ 34             $ 436
         Gross realized losses                               (29)              (4)              (10)
                                                           ------           ------            ------
                                                           $   7             $ 30             $ 426
                                                           ------           ------            ------
                                                           ------           ------            ------

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 3:  LOANS

The Bank's loan portfolio includes  commercial,  consumer,  agribusiness and residential loans throughout the State of  Mississippi,  but  primarily  in its market  area in Central  Mississippi.  The  following  is a summary of the
Bank's loan portfolio, net of unearned income of $1,116 and $1,319 at December 31, 2003 and 2002:

                                                             2003              2002
                                                          ---------------------------
Real estate loans:
  Residential                                             $ 265,591         $ 244,032
  Construction and land development                          95,164            70,198
  Farmland                                                   44,959            30,078
  Nonfarm nonresidential real estate                        199,424           161,865
Commercial, financial and agricultural                      112,443            94,178
Consumer                                                     63,740            78,395
                                                          ---------------------------
                                                          $ 781,321         $ 678,746
                                                          ---------------------------
                                                          ---------------------------

The following is a summary of nonperforming loans at December 31, 2003 and 2002:

                                                             2003             2002
                                                           --------------------------
Nonaccrual loans                                           $ 4,517          $ 1,583
Loans past due 90 days or more (based on contractual
  loan terms) and still accruing interest                    1,531            2,170
                                                           --------------------------
                                                           $ 6,048          $ 3,753
                                                           --------------------------
                                                           --------------------------

                                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 3:  LOANS - Continued

The Bank has made,  and expects in the future to continue to make,  in the ordinary  course of  business,  loans to directors  and executive  officers of the Company and the Bank and to  affiliates of these  directors and officers.
In the opinion of management,  these  transactions  were made on substantially the same terms,  including  interest rates and collateral,  as those prevailing at the time for comparable  transactions  with unrelated persons and did not  involve  more  than  normal  risk of  collectibility  or at the time of the  transaction.  A  summary  of such outstanding loans follows:

                                                      2003             2002
                                                    --------------------------
Loans outstanding at January 1                      $ 5,612          $  2,341
New loans                                             2,016            10,186
Repayments                                           (3,551)           (6,915)
                                                    --------------------------
Loans outstanding at December 31                    $ 4,077          $  5,612
                                                    --------------------------
                                                    --------------------------

NOTE 4:  ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses are summarized as follows:

                                           2003             2002              2001
                                        -------------------------------------------
Balance at January 1                    $ 10,258          $ 8,426          $ 8,510

Loans charged off                         (3,675)          (3,305)          (5,288)
Recoveries                                   506              642              789
                                        -------------------------------------------
  Net charge-offs                         (3,169)          (2,663)          (4,499)
                                        -------------------------------------------
Provision for loan losses                  3,802            4,495            4,415
                                        -------------------------------------------
Balance at December 31                  $ 10,891          $10,258          $ 8,426
                                        -------------------------------------------
                                        -------------------------------------------

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 5:  BANK PREMISES AND EQUIPMENT

The following is a summary of bank premises and equipment at December 31, 2003 and 2002:

                                                                2003             2002
                                                            ---------------------------
Land                                                        $  7,609          $  5,100
Buildings                                                     20,727            19,616
Furniture, fixtures and equipment                             16,219            15,519
Leasehold improvements                                           396               396
                                                            ---------------------------
                                                              44,951            40,631
Less accumulated depreciation and amortization                20,737            19,123
                                                            ---------------------------
                                                            $ 24,214          $ 21,508
                                                            ---------------------------
                                                            ---------------------------

Amounts  charged to operating  expenses for  depreciation  and  amortization  of bank premises and  equipment  were
$1,818 in 2003, $1,913 in 2002 and $1,757 in 2001.

NOTE 6:  OTHER ASSETS

The following is a summary of other assets at December 31, 2003 and 2002:

                                                                    2003              2002
                                                                 ----------------------------
Goodwill                                                         $ 16,348          $ 16,348
Amortized intangible assets, less accumulated
  amortization of $1,521 and $1,407                                   489               603
Cash surrender value of bank owned life insurance                  13,269            12,737
Federal Home Loan Bank stock                                        7,058             4,332
Other real estate, net                                                802               950
Deferred income tax                                                 2,294               728
Other                                                               5,134             4,566
                                                                 ----------------------------
                                                                 $ 45,394          $ 40,264
                                                                 ----------------------------
                                                                 ----------------------------

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

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 6:  OTHER ASSETS - Continued

The following table  summarizes the effect of the application of SFAS 142 on current  earnings as compared to prior years' earnings.

                                                                2003             2002             2001
                                                             -------------------------------------------
Net income, as reported                                      $ 10,892         $ 10,235          $ 7,153
Goodwill amortization                                               -                -            1,199
                                                             -------------------------------------------
Adjusted net income                                          $ 10,892         $ 10,235          $ 8,352
                                                             -------------------------------------------
                                                             -------------------------------------------
Earnings per share as reported                               $   2.36         $   2.22          $  1.55
Goodwill amortization                                               -                -             0.26
                                                             -------------------------------------------
Adjusted earnings per share                                  $   2.36         $   2.22          $  1.81
                                                             -------------------------------------------
                                                             -------------------------------------------

Intangible  assets,  such as core deposit  intangibles,  customer  renewal lists and noncompete  agreements  with a determinable  useful life continue to be amortized over their  respective  useful lives.  Core deposit  intangibles have  lives  of ten  years  with a  remaining  average  life of 0.3  years  at  December  31,  2003.  Renewal  list intangibles  have 15 year lives with a  remaining  average  life of 11.4 years at  December  31,  2003.  Noncompete agreement intangibles have 15 year lives with a remaining average life of 6.5 years at December 31, 2003.

The following is a summary of amortized intangible assets at December 31, 2003:

                                                               Gross                               Net
                                                              Carrying       Accumulated         Carrying
                                                               Amount        Amortization         Amount
                                                              --------       -------------       ---------
Core deposit intangibles                                      $ 1,130          $ 1,109            $   21
Customer renewal lists                                            467              178               289
Noncompete agreements                                             413              234               179
                                                              --------       -------------       ---------
                                                              $ 2,010          $ 1,521             $ 489
                                                              --------       -------------       ---------
                                                              --------       -------------       ---------

Amortization  expense for intangible  assets having  determinable  useful lives  amounted to $114 in 2003,  $122 in
2002 and $172 in 2001.  Estimated  amortization  expense for the five  succeeding  years at December 31, 2003 is as follows:

                           2004                    $ 76
                           2005                      55
                           2006                      55
                           2007                      55
                           2008                      55
                                                   ----
                                                   ----

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 7:  DEPOSITS

The following is a summary of deposits at December 31, 2003 and 2002:

                                                                                 2003             2002
                                                                             ---------------------------
Non-interest bearing                                                         $ 123,191         $ 101,915

Interest bearing:
  Money market, NOW and savings accounts                                       353,292           377,930
  Certificates of deposit of $100,000 or more                                  145,769           125,899
  Other certificates of deposit                                                197,974           218,280
                                                                             ---------------------------
Total interest bearing                                                         697,035           722,109
                                                                             ---------------------------
Total deposits                                                               $ 820,226         $ 824,024
                                                                             ---------------------------
                                                                             ---------------------------

Interest  expense on  certificates  of deposit of $100,000 or more  amounted to $3,419 in 2003,  $4,288 in 2002 and
$8,178 in 2001.

At December 31, 2003, the scheduled maturities of certificates of deposit are as follows:

         2004                                      $ 219,211
         2005                                         66,664
         2006                                         13,882
         2007                                         32,149
         2008 and thereafter                          11,837
                                                   ---------
                                                   $ 343,743
                                                   ---------
                                                   ---------

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 8:  SHORT-TERM BORROWINGS

The following is a summary of information related to short-term borrowings:

                                                                                     Weighted
                                                     Balance Outstanding           Average Rate
                                           ----------------------------------    -------------------
                                            Maximum      Average       At        During       At
                                           Month End      Daily     Year End      Year     Year End
                                           ----------    --------   ---------   -------    ---------
2003:
  Federal funds purchased                   $   8,600    $  1,773   $       -     1.36%          -
  Securities sold under
    agreements to repurchase                   22,859      16,984      15,205     3.44%      3.57%
                                           ----------    --------   ---------   -------    ---------
                                             $ 31,459    $ 18,757   $  15,205   -------    ---------
                                           ----------    --------   ---------
                                           ----------    --------   ---------

2002:
  Federal funds purchased                   $      -     $    102   $       -     2.09%          -
  Securities sold under
    agreements to repurchase                   23,599      20,411      23,599     3.40%      2.95%
                                           ----------    --------   ---------   -------    ---------
                                            $  23,599    $ 20,513    $ 23,599   -------    ---------
                                           ----------    --------   ---------
                                           ----------    --------   ---------

2001:
  Federal funds purchased                   $       -    $     90    $      -     6.34%          -
  Securities sold under
    agreements to repurchase                   20,562      17,211      16,458     4.38%      3.82%
                                           ----------    --------   ---------   -------    ---------
                                            $  20,562    $ 17,301    $ 16,458   -------    ---------
                                           ----------    --------   ---------
                                           ----------    --------   ---------

Federal funds purchased represent primarily overnight  borrowings through  relationships with correspondent  banks.
Securities  sold  under  agreements  to  repurchase  generally  have  maturities  of  less  than  30  days  and are collateralized by U. S. Treasury securities and securities of U. S. Government agencies and corporations.
II-45

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 9:  OTHER BORROWINGS

The following is a summary of other borrowings at December 31, 2003 and 2002:

                                                                                  2003             2002
                                                                               ---------------------------
Company's line of credit in the amount of $15,000,000,
  renewable annually; secured by approximately 29% of the
  Bank's common stock; interest payable quarterly at .75%
  below the lender's base rate                                                 $   5,892         $  7,592

Bank's advances from Federal Home Loan Bank of Dallas, net
  of unamortized purchase accounting adjustments of $215 and
  $842                                                                           116,141           63,550
                                                                               ---------------------------
                                                                               $ 122,033         $ 71,142
                                                                               ---------------------------
                                                                               ---------------------------

The Bank has advances from the Federal Home Loan Bank of Dallas (FHLB) under  Blanket  Agreements  for Advances and
Security  Agreements.  These  agreements  allow  the Bank to  borrow  funds  from the  FHLB to fund  mortgage  loan programs and to satisfy  certain other funding needs.  The value of  mortgage-backed  securities and mortgage loans pledged under these  agreements  must be maintained at not less than 115% and 150%,  respectively,  of the advances outstanding.  The  following is a summary of these  advances,  exclusive  of purchase  accounting  adjustments,  at
December 31, 2003 and 2002:

                                                                      2003              2002
                                                                 -----------------------------
Single payment advances maturing
  within 12 months of year end:
    Balance                                                         $ 26,030          $ 12,382
    Range of rates                                               1.18%-8.16%       1.49%-8.16%

Single payment advances maturing
  after 12 months of year end:
    Balance                                                         $ 23,030          $ 20,186
    Range of rates                                               2.48%-8.16%       3.89%-8.48%
    Range of maturities                                            2005-2010         2004-2010

Amortizing advances:
    Balance                                                         $ 67,296          $ 31,824
    Monthly payment amount                                             1,324               688
    Range of rates                                               2.17%-8.48%       2.94%-7.83%
    Range of maturities                                            2004-2020         2003-2020

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 9:  OTHER BORROWINGS - Continued

Scheduled  principal  payments on FHLB  advances,  exclusive of purchase  accounting  adjustments,  at December 31,
2003, are as follows:

                           2004                                     $   38,832
                           2005                                         18,501
                           2006                                         15,896
                           2007                                         11,859
                           2008                                         11,931
                           After 2008                                   19,337
                                                                    ----------
                                                                     $ 116,356
                                                                    ----------
                                                                    ----------

NOTE 10:  EMPLOYEE BENEFIT PLANS

Pension Plan

The Bank has a  defined  benefit  pension  plan  covering  substantially  all full time  employees  of the Bank and subsidiaries.  Benefits  under this plan are based on years of service and average annual  compensation  for a five year period.  The Bank froze benefit accruals  under this plan effective September 30, 2001.  The following is a summary of the plan's funded status:

                                                                                    2003              2002
                                                                                 --------------------------
Change in benefit obligation:
  Projected benefit obligation at beginning of year                              $ 7,434           $ 6,582
  Service cost                                                                         -                 -
  Interest cost                                                                      488               481
  Actuarial (gain) loss                                                              545               792
  Benefit payments                                                                  (429)             (421)
  Curtailment                                                                          -                 -
                                                                                 --------------------------
  Projected benefit obligation at end of year                                      8,038             7,434
                                                                                 --------------------------

Change in plan assets:
  Fair value of plan assets at beginning of year                                   4,951           $ 5,521
  Actual return on plan assets                                                       802              (529)
  Employer contributions                                                           1,565               400
  Benefit payments                                                                  (429)             (421)
  Expenses                                                                           (21)              (20)
                                                                                 --------------------------
  Fair value of plan assets at end of year                                         6,868             4,951
                                                                                 --------------------------

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 10:  EMPLOYEE BENEFIT PLANS - Continued

                                                                                           2003              2002
                                                                                      ----------------------------
         Funded status at measurement date:
         Plan assets less than projected benefit obligation                            $ (1,170)         $ (2,483)
         Contributions after measurement date                                                 -               765
                                                                                      ----------------------------
         Funded status at end of year                                                    (1,170)          (1,718)
         Unrecognized net actuarial loss                                                  3,266             3,293
         Unrecognized transition asset                                                      (55)              (64)
         Unamortized prior service credit                                                  (293)             (330)
                                                                                      ----------------------------
         Prepaid pension asset recognized                                                 1,748             1,181

         Pension accrual recognized                                                        (465)             (465)
                                                                                      ----------------------------
         Net amount recognized                                                          $ 1,283           $   716
                                                                                      ----------------------------
                                                                                      ----------------------------

The following is a summary of amounts recorded in the consolidated statements of condition:

                                                                                           2003              2002
                                                                                      ----------------------------
         Prepaid benefit cost                                                           $ 1,748           $ 1,181
         Accrued benefit liability                                                       (2,918)           (2,899)
         Accumulated other comprehensive
            income, before income taxes                                                   2,453             2,434
                                                                                      ----------------------------
         Net amount recognized                                                          $ 1,283           $   716
                                                                                      ----------------------------
                                                                                      ----------------------------

The following is a summary of information related to benefit obligations and plan assets:

                                                                                          2003             2002
                                                                                      ----------------------------
         Projected benefit obligation                                                   $ 8,038          $ 7,434
         Accumulated benefit obligation                                                   8,038            7,434
         Fair value of plan assets                                                        6,868            5,716
                                                                                      ----------------------------
                                                                                      ----------------------------

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 10:  EMPLOYEE BENEFIT PLANS - Continued

Net pension cost (benefit) included the following components:

                                                                          2003             2002              2001
                                                                       -------------------------------------------
         Service cost                                                  $     -          $     -             $ 236
         Interest cost                                                     488              481               518
         Expected return on plan assets                                   (419)            (447)             (493)
         Amortization of transition asset                                   (9)              (9)              (44)
         Amortization of prior service credit                              (37)             (37)              (37)
         Recognized actuarial (gain) loss                                  210               73                30
                                                                       -------------------------------------------
                  Net pension cost                                     $   233          $    61             $ 210
                                                                       -------------------------------------------
                                                                       -------------------------------------------

Total expense recorded in the accompanying  consolidated  statements of income related to the pension plan included the following components:

                                                                          2003             2002             2001
                                                                       -------------------------------------------
         Net pension cost                                                $ 233            $  61             $ 210
         Additional pension expense accrual                                  -              465                 -
         Payments for expenses made on
            behalf of the plan                                              93               71                66
                                                                       -------------------------------------------
                                                                         $ 326            $ 597             $ 276
                                                                       -------------------------------------------
                                                                       -------------------------------------------

The following is a summary of weighted average assumptions:

                                                                          2003            2002             2001
                                                                       -------------------------------------------
         Discount rate                                                    6.75%           7.50%            8.00%
         Expected return on plan assets                                   7.50%           7.75%            8.00%
         Rate of compensation increase (plan is frozen)                      -%              -%            4.00%
                                                                       -------------------------------------------
                                                                       -------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 10: EMPLOYEE BENEFIT PLANS - Continued

The Company estimates the long-term rate of return on plan assets using historical returns, changes in asset mix, general economic conditions and industry practice. Historical annual returns on plan assets have ranged from losses of approximately 10% to gains in excess of 15%. The short-term volatility of these returns makes then an unreliable indicator of future long-term returns. Therefore, the historical plan rate of return is not used as a starting point, but rather as a guideline in determining the plan assumption for returns. The plan return was 18.6% in 2003. The mix of invested assets has changed over time from predominately fixed-income securities prior to 1997 to a mix of equity securities and fixed-income securities thereafter. The equity securities have brought more return volatility and higher expected returns to the portfolio. Management expects that the long-term equity market returns will approximate the past 50 years, which provided an average 12.3% return, based upon stock market historical data. Current and expected economic conditions also affect the determination of the estimate of long-term returns. Management also uses a survey of pension plan managers provided by a third party which indicates the rate of return assumptions that are predominant in the industry. Based upon these assumptions, management estimated long-term returns of 8% in 2001, given the expected asset mix. These return expectations have been reduced during the last two years due to economic factors, primarily the low interest rate environment. Management has determined that these assumptions are reasonable and are comparable to the return assumptions generally predominant in the industry.

The plan’s asset allocations at December 31, 2003 and 2002 by asset category are as follows:

                                              2003            2002
                                             ------          ------
      Interest bearing bank balances            6%             40%
      Debt securities                          32%             14%
      Equity securities                        62%             46%
                                             ------          ------
                                              100%            100%
                                             ------          ------
                                             ------          ------

Equity securities included 9,434 and 9,034 shares of the Company’s common stock at December 31, 2003 and 2002.

The investment policy of the pension plan is based upon three principles: (1) the preservation of capital, (2) risk aversion, and (3) adherence to investment discipline. Investment managers should make reasonable efforts to preserve capital, understanding that losses may occur in individual securities. Investment managers are to make reasonable efforts to control risk, and will be evaluated regularly to ensure that the risk assumed is commensurate with the given investment style and objectives. Investment managers are expected to adhere to the investment management styles for which they were hired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 10: EMPLOYEE BENEFIT PLANS - Continued

The plan investment objectives are (1) income and growth, which is the primary objective, and the secondary objectives of (2) liquidity and (3) preservation of capital. The plan’s return objective is to achieve a balanced return of income and modest growth of principle. The goal of the plan is to achieve an absolute rate of return of 8% over the life of the plan. The secondary objectives ensure (1) the ability to meet all expected or unexpected cash flow needs by investing in securities which can be sold readily and efficiently and (2) the probability of loss of principle over the investment horizon is minimized, effectively emphasizing the minimizing of return volatility over the maximization of total return. Individual investment managers will be required to manage toward a market index, a blended index, or another target established by the Company’s Retirement Committee that reflects the expected style of management. Each individual portfolio manager is expected to display an overall level of risk in the portfolio which is consistent with the risk associated with the benchmark return. Risk is measured by the standard deviation of quarterly returns.

The following table outlines the target asset allocations in percentages for plan assets.

                                              Minimum       Maximum      Preferred
                                             --------------------------------------
   Equities                                     50%            70%             60%
   Fixed-income                                 30%            40%             35%
   Cash                                          2%             8%              5%

Plan assets are ultimately managed to provide for benefit payments. This is done by providing for targeted returns, to assure that future benefit obligations will be provided for, by providing income production as well as principle growth, and by investing in assets that are liquid. The Company’s Retirement Committee monitors expected cash flows and modifies the investment targets and allocations to provide for those future needs.

Prohibited investment include commodities and futures contracts, private placements, options, limited partnerships, venture-capital investments, real estate properties, interest-only (IO), principal-only (PO) and residual tranche CMO’s and hedge funds. Prohibited transactions within the plan are short selling and margin transactions.

The Company expects to contribute $400 to the pension plan in 2004.

Profit and Savings Plan

The Bank has a profit and savings plan which includes features such as an Employee Stock Option Plan and a 401(k) plan which provides for certain salary deferrals, covering substantially all full time employees of the Bank and subsidiaries. The Bank matches employee 401(k) contributions equal to 50% of an employee’s first 5% of salary deferral. Total matching contributions accrued for this plan were $193 in 2003, $160 in 2002 and $133 in 2001. Additional contributions to the plan are at the discretion of the Board of Directors. Discretionary contributions accrued for this plan were $60 in 2003, $60 in 2002 and $40 in 2001.

At December 31, 2003 and 2002, the profit and savings plan owned 86,913 and 102,076 shares of the Company’s common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 11: STOCK OPTION PLAN

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

The following is a summary of stock option activity:

                                                                      Weighted
                                                                       Average
                                                   Outstanding        Exercise
                                                     Options            Price
                                                    ----------        ---------

         January 1, 2001                             351,802          $ 28.36
         Options granted                               2,500            20.00
         Options forfeited                            (6,500)           32.50
                                                    ----------        ---------
         December 31, 2001                           347,802            28.22
                                                    ----------        ---------
         Options granted                               3,000            25.25
         Options forfeited                           (31,050)           27.08
                                                    ----------        ---------
         December 31, 2002                           319,752            28.30
                                                    ----------        ---------
         Options granted                               2,500            38.00
         Options exercised                          (147,846)           26.99
                                                    ----------        ---------

         December 31, 2003                           174,406          $ 29.56
                                                    ----------        ---------
                                                    ----------        ---------

The following is a summary of stock options outstanding at December 31, 2003:

                                                       Weighted         Weighted                        Weighted
                                                       Average           Average                         Average
                                                      Remaining          Exercise                        Exercise
                                                     Contractual          Price-                          Price-
           Exercise              Options                Life             Options          Options        Options
          Price Range          Outstanding            (Years)          Outstanding      Exercisable    Exercisable
       ------------------------------------------------------------------------------------------------------------
       $ 20.00 - $ 20.25           5,000                6.83             $ 20.13           2,500         $ 20.15
         25.39 -   28.68          93,406                3.47               27.04          88,506           27.09
         31.75 -   35.75          76,000                4.59               32.90          60,800           32.90
       -------   -------          ------                ----             -------          ------         -------
       -------   -------          ------                ----             -------          ------         -------

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 12:  OTHER EXPENSES

Significant components of other expenses are summarized as follows:

                                                           2003             2002             2001
                                                       --------------------------------------------
         Advertising and promotion                     $  1,136          $ 1,007          $    875
         Communications                                     928              795               796
         Postage and shipping                               637              624               607
         Professional fees                                1,228            1,458             1,254
         Stationery and supplies                            716              762               816
         Amortization                                       115              122             1,371
         Other                                            6,063            5,228             4,342
                                                       --------------------------------------------
                                                       $ 10,823          $ 9,996          $ 10,061
                                                       --------------------------------------------
                                                       --------------------------------------------

NOTE 13:  INCOME TAXES

The components of income tax expense (benefit) are as follows:

                                                       Federal            State             Total
                                                       --------------------------------------------
         2003:
         Current                                       $ 4,385            $ 548           $ 4,933
         Deferred                                         (280)             (50)             (330)
                                                       --------------------------------------------
         Total                                         $ 4,105            $ 498           $ 4,603
                                                       --------------------------------------------
                                                       --------------------------------------------

         2002:
         Current                                       $ 4,396            $ 589           $ 4,985
         Deferred                                         (724)            (126)             (850)
                                                       --------------------------------------------
         Total                                         $ 3,672            $ 463           $ 4,135
                                                       --------------------------------------------
                                                       --------------------------------------------

         2001:
         Current                                       $ 5,784            $ 822           $ 6,606
         Deferred                                       (3,070)            (474)           (3,544)
                                                       --------------------------------------------
         Total                                         $ 2,714            $ 348           $ 3,062
                                                       --------------------------------------------
                                                       --------------------------------------------

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 13:  INCOME TAXES - Continued

The differences between actual income tax expense and expected income tax expense are summarized as follows:

                                                                          2003             2002             2001
                                                                       ------------------------------------------
         Amount computed using the Federal statutory
            rates on income before income taxes                        $ 5,268          $ 4,886           $ 3,473
         Increase (decrease) resulting from:
         Tax exempt income, net of
            disallowed interest deduction                                 (795)            (836)             (864)
         State income tax expense,
            net of Federal effect                                          329              306               230
         Life insurance income                                            (181)            (263)             (223)
         Nondeductible amortization                                          -                -               426
         Other, net                                                        (18)              42                20
                                                                        ------------------------------------------
                                                                       $ 4,603          $ 4,135           $ 3,062
                                                                       ------------------------------------------
                                                                       ------------------------------------------

The change in the net deferred taxes is a result of current period deferred tax expense  (benefit),  and changes in accumulated other  comprehensive  income. The components of net deferred tax asset (liability) at December 31, 2003 and 2002, consist of the following:

                                                                                           2003              2002
                                                                                       ---------------------------
         Allowance for loan losses                                                      $ 4,035           $ 3,823
         Loan fees                                                                          292               276
         Purchase accounting adjustments                                                    163               192
         Accrued expenses                                                                   373               112
         Minimum pension liability                                                          915               908
         Other                                                                              375               332
                                                                                       ---------------------------
                     Total deferred tax assets                                            6,153             5,643
                                                                                       ---------------------------

         Fixed assets and depreciation                                                     (519)             (553)
         Federal Home Loan Bank stock dividends                                            (506)             (467)
         Pension expense                                                                   (479)             (269)
         Unrealized gain on securities available for sale                                (2,308)           (3,537)
         Other                                                                              (47)              (89)
                                                                                       ---------------------------
                         Total deferred tax liabilities                                  (3,859)           (4,915)
                                                                                       ---------------------------
                                                                                        $ 2,294           $   728
                                                                                       ---------------------------
                                                                                       ---------------------------

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 14:  EARNINGS PER SHARE

The following table shows a reconciliation of earnings per share to diluted earnings per share:

                                                                         2003             2002              2001
                                                                    ---------------------------------------------
         Basic earnings per share:
            Net income                                              $   10,892       $   10,235        $    7,153
                                                                    ---------------------------------------------
                                                                    ---------------------------------------------

         Weighted average shares outstanding                         4,608,023        4,611,926         4,614,784
                                                                    ---------------------------------------------
                                                                    ---------------------------------------------

         Basic earnings per share                                   $     2.36       $     2.22        $     1.55
                                                                    ---------------------------------------------
                                                                    ---------------------------------------------

         Diluted earnings per share:
            Net income                                              $   10,892       $   10,235        $    7,153
                                                                    ---------------------------------------------
                                                                    ---------------------------------------------

         Weighted average shares outstanding                         4,608,023        4,611,926         4,614,784
         Dilutive effect of stock options                               26,381                -                 -
                                                                    ---------------------------------------------

         Weighted averages shares outstanding                        4,634,404        4,611,926         4,614,784
                                                                    ---------------------------------------------
                                                                    ---------------------------------------------

         Diluted earnings per share                                 $     2.35       $     2.22        $     1.55
                                                                    ---------------------------------------------
                                                                    ---------------------------------------------
NOTE 15: STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of cumulative Class A voting preferred stock of no par value and 1,000,000 shares of cumulative Class B non-voting preferred stock of no par value. Dividend rates, redemption terms and conversion terms may be set by the Board of Directors.

Dividend Reinvestment and Stock Purchase Plan

The Dividend Reinvestment and Stock Purchase Plan authorizes the sale of up to 100,000 shares of the Company’s common stock from authorized, but unissued, shares or from shares acquired on the open market to shareholders who choose to invest all or a portion of their cash dividends and make optional cash payments of $50.00 to $5,000.00 per quarter. All shares for this plan have been purchased on the open market. The price of shares purchased on the open market is the average price paid for all shares purchased for all participants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 15: STOCKHOLDERS' EQUITY - Continued

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

The Company’s Board of Directors terminated the August 14, 2002, repurchase program and approved a common stock repurchase program on March 12, 2003, authorizing the repurchase of up to 240,000 shares of the Company’s outstanding common stock beginning in March, 2003. The authorization specifies that the shares will be repurchased within twelve months. The timing and extent of any repurchases are subject to management’s discretion and will depend on market considerations. The reacquired shares will be held as authorized but unissued shares to be used for general corporate purposes.

Accumulated Other Comprehensive Income

The following is a summary of the gross amounts of accumulated other comprehensive income and the related income tax effects:

                                                                         Gross             Tax               Net
                                                                       -------------------------------------------
         December 31, 2003:
         Net unrealized gain on securities available for sale          $ 6,202          $ 2,308           $ 3,894
         Minimum pension liability                                      (2,453)            (915)           (1,538)
                                                                       -------------------------------------------
                                                                       $ 3,749          $ 1,393           $ 2,356
                                                                       -------------------------------------------
                                                                       -------------------------------------------
         December 31, 2002:
         Net unrealized gain on securities available for sale          $ 9,493          $ 3,537           $ 5,956
         Minimum pension liability                                      (2,434)            (908)           (1,526)
                                                                       -------------------------------------------
                                                                       $ 7,059          $ 2,629           $ 4,430
                                                                       -------------------------------------------
                                                                       -------------------------------------------
         December 31, 2001:
         Net unrealized gain on securities available for sale          $ 2,976          $ 1,109           $ 1,867
         Minimum pension liability                                      (1,138)            (424)             (714)
                                                                       -------------------------------------------
                                                                       $ 1,838          $   685           $ 1,153
                                                                       -------------------------------------------
                                                                       -------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 16: COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company, the Bank and the Bank’s subsidiaries are parties to lawsuits and other claims that arise in the ordinary course of business. Some of the lawsuits allege substantial claims for damages. The cases are being vigorously contested. In the regular course of business, management evaluates the estimated losses or costs related to litigation, and provision is made for anticipated losses whenever management believes that such losses are probable and can be reasonably estimated. At the present time, based upon present information, management cannot predict what effect, if any, the final resolution of pending legal proceedings will have on the Company’s consolidated financial position or results of operations.

Credit Related Financial Instruments

The Company is a party to credit related financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit. These instruments involve, to varying degree, elements of credit and interest rate risk.

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions and generally have fixed expiration dates or other termination clauses. Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. When making these commitments, the Company applies the same credit policies and standards as it does in the normal lending process. Collateral is obtained based upon the Company’s assessment of a customer’s credit worthiness.

Standby and commercial letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. When issuing letters of credit, the Company applies the same credit policies and standards as it does in the normal lending process. Collateral is obtained based upon the Company’s assessment of a customer’s credit worthiness.

The maximum credit exposure in the event of nonperformance for loan commitments and letters of credit is represented by the contract amount of the instruments. A summary of these instruments at December 31, 2003, is as follows:

                  Commitments to extend credit                       $ 108,985
                  Standby letters of credit                              9,616
                                                                     ---------
                                                                     ---------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 17: REGULATORY MATTERS

Federal banking regulations require that the Bank maintain certain cash reserves based on a percent of deposits. This requirement was $8,659 at December 31, 2003.

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

Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Total Capital and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, that all capital adequacy requirements have been met.

As of December 31, 2003, the most recent notification by the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s and Bank’s actual capital amounts and ratios as of December 31, 2003 and 2002, are also presented in the table:

                                                        Actual           Minimum Capital      Well Capitalized
                                                  ------------------    -----------------   ---------------------
                                                    Amount     Ratio     Amount     Ratio    Amount        Ratio
                                                  ----------   -----     --------   -----    ---------     ------
December 31, 2003:
Total capital (to risk weighted assets):
Company                                            $ 100,983    12.7%    $ 63,793    8.0%    $       -          -
Bank                                                 105,200    13.3%      63,519    8.0%       79,399      10.0%

Tier I capital (to risk weighted assets):
Company                                               90,992    11.4%      31,896    4.0%            -          -
Bank                                                  95,251    12.0%      31,760    4.0%       47,640       6.0%

Tier I capital (to average assets):
Company                                               90,992     8.6%      42,298    4.0%            -          -
Bank                                                  95,251     9.0%      42,257    4.0%       52,821       5.0%
                                                  ----------   -----     --------   -----    ---------     ------
                                                  ----------   -----     --------   -----    ---------     ------

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 17:  REGULATORY MATTERS - Continued

                                                  Actual                     Minimum Capital            Well Capitalized
                                           ------------------              ------------------          -------------------
                                              Amount   Ratio                 Amount    Ratio           Amount       Ratio
                                           ---------   ------              ---------   ------          --------     ------
December 31, 2002:
Total capital (to risk weighted assets):
Company                                     $ 94,646   13.7%                $ 55,270    8.0%           $      -         -
Bank                                         100,900   14.7%                  54,993    8.0%             68,741     10.0%

Tier I capital (to risk weighted assets):
Company                                       85,958   12.4%                  27,635    4.0%                  -         -
Bank                                          92,254   13.4%                  27,497    4.0%             41,245     10.0%

Tier I capital (to average assets):
Company                                       85,958    8.6%                  27,635    4.0%                  -         -
Bank                                          92,254    9.2%                  40,018    4.0%             50,023      5.0%
                                           ---------   ------              ---------   ------          --------     ------
                                           ---------   ------              ---------   ------          --------     ------

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

NOTE 18: ACQUISITIONS

The Company has acquired various general insurance agencies in Mississippi in transactions that were immaterial to the Company. The following table provides information concerning these insurance agency acquisitions completed during the three years ended December 31, 2003:

                                                                          Common
                                                                          Shares             Method of
     Acquisition                          Location           Date         Issued             Accounting
     -----------                          --------           ----         ------             ----------

Madison Insurance Co.                     Madison           01/01/01         -                 Purchase
Smith Insurance Agency, Inc.              Madison           01/01/01         -                 Purchase
Thomas Insurance Agency, Inc.             Brandon           07/01/02         -                 Purchase

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Securities available for sale - The fair value of these financial instruments is considered to be their market value as disclosed in note 2.

Loans - The fair value of variable rate loans that reprice frequently, and with no significant changes in credit risk, are based on carrying values. The fair value of fixed rate loans is estimated by discounting the future cash flows, using the current rates at which these loans would currently be made to borrowers with similar credit ratings and similar maturities. The carrying value of loans, net of the allowance for loan losses, is $770,430 and $668,488 and the estimated net fair value of loans is $765,359 and $678,041 at December 31, 2003 and 2002.

Deposits - The fair value of demand deposits, NOW accounts, money market accounts and savings deposits is the carrying amount at the reporting date. The fair value of certificates of deposit is estimated by discounting the future cash flows, using current market rates for deposits of similar maturities. The carrying value of deposits is $820,226and $824,024 and the estimated net fair value of deposits is $819,338 and $826,841 at December 31, 2003 and 2002.

Short-term and other borrowings - The net book value of the majority of these financial instruments approximates fair value due to the short term nature of these items or their applicable interest rates and repricing and repayment terms. The fair value of long term Federal Home Loan Bank (FHLB) advances in estimated by discounting the future cash flows, using current market rates for borrowings of similar terms and maturities. The carrying value of FHLB advances is $116,141 and $63,550 and the estimated fair value of FHLB advances is $116,235 and $65,021 at December 31, 2003 and 2002. The fair value of short-term and other borrowings is not materially different from their recorded book value at December 31, 2003 and 2002 as disclosed in note 8 and note 9.

Commitments to extend credit - Fair values for such commitments are typically based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the parties’ credit standing. The fair value of commitments to extend credit is not material.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 20:  SUMMARIZED FINANCIAL INFORMATION OF FIRST M & F CORPORATION

Summarized financial information of First M & F Corporation (parent company only) is as follows:

                            STATEMENTS OF CONDITION

                                                     2003              2002
                                                  ----------------------------
Assets

Cash                                              $     713          $     521
Investment in subsidiary                            114,937            114,505
Other assets                                          1,063              1,195
                                                  ----------------------------
                                                  $ 116,713          $ 116,221
                                                  ----------------------------
                                                  ----------------------------

Liabilities and Stockholders' Equity

Note payable                                      $   5,892          $   7,592
Other liabilities                                       143                419
Stockholders' equity                                110,678            108,210
                                                  ----------------------------
                                                  $ 116,713          $ 116,221
                                                  ----------------------------
                                                  ----------------------------

                               STATEMENTS OF INCOME

                                                         2003             2002              2001
                                                       -------------------------------------------
Income:
Dividends received from subsidiary                     $  8,600        $  6,550           $ 5,400
Equity in undistributed earnings of subsidiary            2,506           3,961             2,352
Other income                                                 17              18                26
                                                       -------------------------------------------
         Total income                                    11,123          10,529             7,778
                                                       -------------------------------------------
Expenses:
Interest                                                    230             327               577
Other expenses                                              125             129               327
                                                       -------------------------------------------
         Total expenses                                     355             456               904
                                                       -------------------------------------------
         Income before income taxes                      10,768          10,073             6,874

Income tax benefit                                          124             162               279
                                                       -------------------------------------------
         Net income                                    $ 10,892        $ 10,235           $ 7,153
                                                       -------------------------------------------
                                                       -------------------------------------------

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 20:  SUMMARIZED FINANCIAL INFORMATION OF FIRST M & F CORPORATION  - Continued

                                    STATEMENTS OF CASH FLOWS

                                                                          2003             2002              2001
                                                                       --------------------------------------------
Cash flows from operating activities:
Net income                                                             $ 10,892         $ 10,235           $ 7,153
Adjustments to reconcile net income to net
   cash provided by operating activities:
   Equity in undistributed earnings of subsidiary                        (2,506)         (3,961)           (2,352)
   Other, net                                                              (144)             145               136
                                                                       --------------------------------------------
         Net cash provided by operating activities                        8,242            6,419             4,937
                                                                       --------------------------------------------
Cash flows from investing activities:
Sale of land                                                                  -              200                 -
Cash paid related to prior year acquisitions                                  -                -              (63)
                                                                       --------------------------------------------
         Net cash provided by (used in ) investing activities                 -              200              (63)
                                                                       --------------------------------------------
Cash flows from financing activities:
Decrease in note payable                                                 (1,700)         (1,000)           (1,000)
Cash dividends                                                           (4,604)         (4,610)           (4,615)
Common shares issued                                                      3,990                -                 -
Common shares repurchased                                                (5,736)           (755)                 -
                                                                       --------------------------------------------
         Net cash used in financing activities                           (8,050)         (6,365)           (5,615)
                                                                       --------------------------------------------
         Net increase (decrease) in cash                                    192              254             (741)

Cash at January 1                                                           521              267             1,008
                                                                       --------------------------------------------
Cash at December 31                                                   $     713         $    521           $   267
                                                                       --------------------------------------------
                                                                       --------------------------------------------

                                   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                                      ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                             CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

As defined by the Securities and Exchange Commission in Exchange Act Rules 13a-15(e), a company’s “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

As of December 31, 2003 (the “Evaluation Date”), the Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in the Exchange Act Rules. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are sufficiently effective to ensure that material information relating to the Company and required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Changes in Internal Controls

Subsequent to the Evaluation Date, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

                                      PART III
                 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors and executive officers of the registrant is incorporated by reference and contained in the Proxy material on Page 1-3 and following.

Information concerning the Company’s Code of Ethics is incorporated by reference and contained in the Proxy material on Page 1-6.

                                EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated by reference and contained in the Proxy material on Page 1-7.

             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership of owners and management is incorporated by reference and contained in the Proxy material on Page 1-3 and following.

                    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is incorporated by reference and contained in the Proxy material on Page 1-12.

                         PRINCIPAL ACCOUNTING FEES AND SERVICES
                                 (Last Two Fiscal Years)

Information concerning principal accounting fees and services, as well as information concerning the Company’s audit committee pre-approval policies and procedures, is incorporated by reference and contained in the Proxy material on Page I-11.

                                        PART IV

                          EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                                AND REPORTS ON FORM 8-K
Financial Statements and Exhibits

The following financial statements included under the heading “Financial Statements and Supplementary Data” are included in this report:

(a)    Independent Auditors' Report
(b)    Consolidated Statements of Condition - December 31, 2003 and 2002
(c)    Consolidated Statements of Income - Years Ended December 31, 2003, 2002 and 2001
(d)    Consolidated Statements of Comprehensive Income -Years Ended December 31, 2003, 2002 and 2001
(e)    Consolidated Statements of Stockholders' Equity -Years Ended December 31, 2003, 2002 and 2001
(f)    Consolidated Statements of Cash Flows - Years Ended December 31, 2003, 2002 and 2001 Notes to
(g)    Consolidated Financial Statements

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

3 (B) Bylaws, as amended. Filed as Exhibit 3-b to the Company’s Form S-1 (File No. 33-08751) September 15, 1986, incorporated herein by reference.

21    Subsidiaries of the Company

23    Consent of Independent Auditors

The following Rule 13a-14(a)/15d-14(a) Certifications are included as exhibits to this report:

31    Rule 13a-14(a) Certification of Hugh S. Potts, Jr., Chief Executive Officer and Rule 13a-14(a) Certification of
Robert C. Thompson, Treasurer

The following Section 1350 Certifications are included as exhibits to this report:

32    Section 1350 Certification of Hugh S. Potts, Jr., Chief Executive Officer and Section 1350 Certification of
Robert C. Thompson, Treasurer
Reports on Form 8-K

Form 8-K filed on October 22, 2003 in connection with the Company’s earnings press release for the third quarter of 2003.

                                                        SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST M & F CORPORATION

By:   /s/ Hugh S. Potts, Jr.                               By:  /s/ Robert C. Thompson, III
    -------------------------                                 ----------------------------
    Hugh S. Potts, Jr.                                         Robert C. Thompson, III
    Chairman of the Board and                                  Treasurer
    Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                                  /s/ Hugh S. Potts, Jr.
DATE:  March 9, 2004                             --------------------------------
                                                 Hugh S. Potts, Jr., Director

                                                  /s/ Scott M. Wiggers
DATE:  March 9, 2004                             --------------------------------
                                                 Scott M. Wiggers, Director

                                                  /s/  Fred A. Bell, Jr.
DATE:  March 9, 2004                             --------------------------------
                                                 Fred A. Bell, Jr., Director

                                                  /s/ Jon A. Crocker
DATE:  March 9, 2004                             --------------------------------
                                                 Jon A. Crocker, Director

                                                  /s/ Charles T. England
DATE:  March 9, 2004                             --------------------------------
                                                 Charles T. England, Director

                                                  /s/ Toxey Hall, III
DATE:  March 9, 2004                             --------------------------------
                                                 Toxey Hall, III, Director

                                                  /s/ Barbara K. Hammond
DATE:  March 9, 2004                             --------------------------------
                                                 Barbara K. Hammond, Director

                                                  /s/ Charles V. Imbler, Sr.
DATE:  March 9, 2004                             --------------------------------
                                                 Charles V. Imbler, Sr., Director

                                                  /s/
DATE:  March 9, 2004                             --------------------------------
                                                 J. Marlin Ivey, Director

                                                  /s/ R. Dale McBride
DATE:  March 9, 2004                             --------------------------------
                                                 R. Dale McBride, Director

                                                  /s/ Susan P. McCaffery
DATE:  March 9, 2004                             --------------------------------
                                                 Susan P. McCaffery, Director

                                                  /s/ Otho E. Pettit, Jr.
DATE:  March 9, 2004                             --------------------------------
                                                 Otho E. Pettit, Jr., Director

                                                  /s/ Charles W. Ritter, Jr.
DATE:  March 9, 2004                             --------------------------------
                                                 Charles W. Ritter, Jr., Director

                                                  /s/ L. F. Sams, Jr.
DATE:  March 9, 2004                             --------------------------------
                                                 L. F. Sams, Jr., Director

                                                  /s/ Michael W. Sanders
DATE:  March 9, 2004                             --------------------------------
                                                 Michael W. Sanders, Director

                                                  /s/ W. C. Shoemaker
DATE:  March 9, 2004                             --------------------------------
                                                 W. C. Shoemaker, Director

                                                  /s/ James I. Tims
DATE:  March 9, 2004                             --------------------------------
                                                 James I. Tims, Director

                                                  /s/ Edward G. Woodard
DATE:  March 9, 2004                             --------------------------------
                                                 Edward G. Woodard, Director

                                                        EXHIBIT 31
                                                      CERTIFICATIONS

I, Hugh S. Potts, Jr., certify that:
     1. I have reviewed this Annual Report on Form 10-K of First M & F Corporation;
     2. Based on my  knowledge,  this report does not contain  any untrue  statement  of a material  fact or omit to state a material fact  necessary to make the statements  made, in light of the  circumstances  under which such  statements were made, not misleading with respect to the period covered by this report;
     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
     4. The  registrant's  other certifying  officer(s) and I are responsible for  establishing  and maintaining  disclosure controls and  procedures  (as defined in Exchange Act Rules  13a-15(e)  and  15d-15(e))  and internal  control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-l5(f)) for the registrant and have:
    (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
    (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
    (c) Evaluated the  effectiveness of the registrant's  disclosure  controls and procedures and presented in this report our conclusions  about the  effectiveness of the disclosure  controls and procedures,  as of the end of the period covered by this report based on such evaluation; and
    (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
        The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
        (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect registrant's ability to record, process, summarize and report financial information; and
        (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

                                               /s/ Hugh S. Potts, Jr.
        Date: March 9, 2004                   ------------------------------------
                                              Hugh S. Potts, Jr.
                                              Chairman and Chief Executive Officer

I, Robert C. Thompson, III, certify that:
     1. I have reviewed this Annual Report on Form 10-K of First M & F Corporation;
     2. Based on my  knowledge,  this report does not contain  any untrue  statement  of a material  fact or omit to state a material fact  necessary to make the statements  made, in light of the  circumstances  under which such  statements were made, not misleading with respect to the period covered by this report;
     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
     4. The  registrant's  other certifying  officer(s) and I are responsible for  establishing  and maintaining  disclosure controls and  procedures  (as defined in Exchange Act Rules  13a-15(e)  and  15d-15(e))  and internal  control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-I5(f)) for the registrant and have:
    (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
    (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
    (c) Evaluated the  effectiveness of the registrant's  disclosure  controls and procedures and presented in this report our conclusions  about the  effectiveness of the disclosure  controls and procedures,  as of the end of the period covered by this report based on such evaluation; and
    (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
        The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
        (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect registrant's ability to record, process, summarize and report financial information; and
        (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

                                            /s/ Robert C. Thompson, III
        Date: March 9, 2004                -------------------------------
                                             Robert C. Thompson, III
                                             Treasurer

                                                        EXHIBIT 32
                                                SECTION 1350 CERTIFICATIONS

In connection with the Annual Report of First M & F Corporation (the "Company") on Form 10-K for the period ended
December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Hugh S.
Potts, Jr., Chief Executive Officer of the Company, certify, to the best of my knowledge and belief, pursuant to 18
U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, that:

     A. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     B. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 9, 2004
                                                                            /s/ Hugh S. Potts, Jr.
                                                                            -----------------------------------
                                                                            Hugh S. Potts, Jr.
                                                                            Chairman and Chief Executive Officer

In connection with the Annual Report of First M & F Corporation (the "Company") on Form 10-K for the period ended
December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert C.
Thompson, III, Treasurer of the Company, certify, to the best of my knowledge and belief, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, that:

    C. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    D. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 9, 2004

                                                                            /s/ Robert C. Thompson, III
                                                                            ------------------------------------
                                                                            Robert C. Thompson, III
                                                                            Treasurer

                                                       EXHIBIT INDEX

3 (A) Articles of Incorporation, as amended. Filed as Exhibit 3 to the Company's Form S-1 (File No. 33-0875 1) September
15, 1986, incorporated herein by reference.

3 (B) Bylaws, as amended. Filed as Exhibit 3-b to the Company's Form S-1 (File No. 33-08751) September 15, 1986,
incorporated herein by reference.

21    Subsidiaries of the Company

23    Consent of Independent Auditor
31    Rule 13a-14(a) Certification of Hugh S. Potts, Jr., Chief Executive Officer and Rule 13a-14(a) Certification of
Robert C. Thompson, Treasurer

32    Section 1350 Certification of Hugh S. Potts, Jr., Chief Executive Officer and Section 1350 Certification of
Robert C. Thompson, Treasurer