Form 10-Q
period 2004-03-31
FIRST M&F CORP/MS
filed 2004-05-07
CIK 320387

                              FIRST M & F CORPORATION

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20459

                                     FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                        For the quarter ended March 31, 2004

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                For the transition period from ____________ to _____________

Commission file number 000-09424

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

                              Yes   X       No
                                  -----        -----

Indicate by check mart whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                              Yes   X       No
                                  -----        -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at October 31, 2004
            -----                             -------------------------------

Common stock ($5.00 par value)                       4,562,859 shares

                      FIRST M & F CORPORATION AND SUBSIDIARY

                                     FORM 10-Q

                                       INDEX

                                                                Page
                                                                ----

PART I:  FINANCIAL INFORMATION

  Item 1 - Financial Statements (unaudited):                      3
             Consolidated Statements of Condition                 4
             Consolidated Statements of Income                    5
             Consolidated Statements of Comprehensive Income      6
             Consolidated Statements of Stockholders' Equity      7
             Consolidated Statements of Cash Flows                8
             Notes to Consolidated Financial Statements          10
             Independent Accountants' Review Report              14

  Item 2 - Management's Discussion and Analysis of Operation     15

  Item 3 - Quantitative and Qualitative Disclosures About
              Market Risk                                        20

  Item 4 - Controls and Procedures                               21

PART II:  OTHER INFORMATION

  Item 1 - Legal Proceedings                                     22

  Item 2 - Changes in Securities, Use of Proceeds and Issuer
              Purchases of Equity Securities                     23

  Item 3 - Defaults upon Senior Securities                       23

  Item 4 - Submission of Matters to a Vote of Security
             Holders                                             23

  Item 5 - Other Information                                     23

  Item 6 - Exhibits and Reports on Form 8-K                      24

SIGNATURES                                                       25

CERTIFICATIONS                                                   26

EXHIBIT INDEX

                                           FIRST M & F CORPORATION

                                        PART I:  FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

                                      FIRST M & F CORPORATION AND SUBSIDIARY

                                       Consolidated Statements of Condition
                                   March 31, 2004 and 2003 and December 31, 2003
                                                    (Unaudited)
                                         (In Thousands, Except Share Data)

                                                                                      March 31                   December 31
                                                                                      --------                   -----------
Assets                                                                        2004                2003               2003
------                                                                        ----                ----               ----
Cash and due from banks                                                    $    28,328          $   27,223        $   39,849
Interest bearing bank balances                                                   5,614              13,938             2,554
Federal funds sold                                                              18,300              33,350               950
Securities available for sale, amortized cost
   of $189,788, $220,235 and $181,375                                          195,925             229,076           187,577
Mortgage loans held for sale                                                     2,653               2,397             2,141

Loans, net of unearned income                                                  779,087             697,803           779,180
   Allowance for loan losses                                                   (10,958)            (10,393)          (10,891)
                                                                          --------------      --------------    ---------------
      Net loans                                                                768,129             687,410           768,289
                                                                          --------------      --------------    ---------------

Bank premises and equipment                                                      24,718              21,405            24,214
Accrued interest receivable                                                       7,191               7,176             7,330
Other real estate                                                                 1,157               1,490               802
Goodwill                                                                         16,348              16,348            16,348
Other intangible assets                                                             457                 570               489
Bank owned life insurance                                                        13,418              12,886            13,269
Other assets                                                                     14,074               8,912            14,486
                                                                          --------------      --------------    ---------------

                                                                           $  1,096,312         $ 1,062,181       $ 1,078,298
                                                                          ==============      ==============    ===============
Liabilities and Stockholders' Equity
------------------------------------
Liabilities:
Noninterest-bearing deposits                                               $    115,895        $    103,999      $    123,191
Interest-bearing deposits                                                       736,094             755,706           697,035
                                                                          --------------      --------------    ---------------
     Total deposits                                                             851,989             859,705           820,226
                                                                          --------------      --------------    ---------------
Short-term borrowings                                                            17,099              16,940            15,205
Other borrowings                                                                106,217              65,583           122,033
Accrued interest payable                                                          1,375               1,816             1,379
Other liabilities                                                                 7,772               7,040             7,732
                                                                          --------------      --------------    ---------------
      Total liabilities                                                         984,452             951,084           966,575
                                                                          --------------      --------------    ---------------

Noncontrolling joint venture interest                                               152                 752             1,045
                                                                          --------------      --------------    ---------------

Stockholders' equity:
Preferred stock:
   Class A; 1,000,000 shares authorized                                               -                   -                 -
   Class B; 1,000,000 shares authorized                                               -                   -                 -
Common stock of $5.00 par value; 15,000,000 shares
   authorized: 4,562,859, 4,641,137 and
   4,565,038 shares issued                                                       22,814              23,206            22,825
Additional paid-in capital                                                       31,246              34,038            31,624
Retained earnings                                                                55,333              49,080            53,873
Accumulated other comprehensive income                                            2,315               4,021             2,356
                                                                          --------------      --------------    ---------------
      Total stockholders' equity                                                111,708             110,345           110,678
                                                                          --------------      --------------    ---------------
                                                                           $  1,096,312         $ 1,062,181       $ 1,078,298
                                                                          ==============      ==============    ===============

The accompanying notes are an integral part of these financial statements.

                                      FIRST M & F CORPORATION AND SUBSIDIARY

                                         Consolidated Statements of Income
                                    Three Months Ended March 31, 2004 and 2003
                                                    (Unaudited)
                                         (In Thousands, Except Share Data)

                                                                     Three Months Ended March 31
                                                                     ---------------------------
Interest income:                                                      2004                   2003
                                                                      ----                   ----
Interest and fees on loans                                         $ 12,226               $  11,708
Taxable investments                                                   1,392                   1,933
Tax-exempt investments                                                  561                     596
Federal funds sold                                                       69                     107
Interest bearing bank balances                                           29                      42
                                                                  -----------            -----------
      Total interest income                                          14,277                  14,386
                                                                  -----------            -----------
Interest expense:
Deposits                                                              2,818                   3,927
Short-term borrowings                                                   147                     167
Other borrowings                                                      1,071                     768
                                                                  -----------            -----------
      Total interest expense                                          4,036                   4,862
                                                                  -----------            -----------
      Net interest income                                            10,241                   9,524
Provision for loan losses                                             2,460                     920
                                                                  -----------            -----------
      Net interest income after
      provision for loan losses                                       7,781                   8,604
                                                                  -----------            -----------
Noninterest income:
Service charges on deposit accounts                                   1,821                   1,760
Mortgage banking income                                                 200                     172
Agency commission income                                                865                     837
Trust and brokerage income                                              110                      45
Bank owned life insurance income                                        149                     149
Securities gains (losses), net                                           70                      (1)
Other income                                                            791                     414
                                                                  -----------            -----------
      Total noninterest income                                        4,006                   3,376
                                                                  -----------            -----------
Noninterest expenses:
Salaries and employee benefits                                        4,946                   4,320
Net occupancy expenses                                                  572                     518
Equipment expenses                                                      653                     654
Software and processing expenses                                        338                     316
Telecommunication expenses                                              212                     219
Marketing and business development expenses                             307                     153
Intangible asset amortization                                            32                      34
Noncontrolling interest in joint venture earnings (loss)               (893)                     96
Other expenses                                                        1,917                   1,946
                                                                  -----------            -----------
      Total noninterest expenses                                      8,084                   8,256
                                                                  -----------            -----------

      Income before income taxes                                      3,703                   3,724
Income taxes                                                          1,102                   1,070
                                                                  -----------            -----------
      Net income                                                   $  2,601               $   2,654
                                                                  ===========            ===========

Earnings per share:
   Basic                                                           $    .57               $     .57
   Diluted                                                              .57                     .57
                                                                  ===========            ===========

The accompanying notes are an integral part of these financial statements.

                                      FIRST M & F CORPORATION AND SUBSIDIARY

                                  Consolidated Statements of Comprehensive Income
                                    Three Months Ended March 31, 2004 and 2003
                                                    (Unaudited)
                                                  (In Thousands)

                                                                       Three Months Ended March 31
                                                                       ---------------------------
                                                                         2004               2003
                                                                         ----               ----
Net income                                                            $  2,601          $  2,654

Other comprehensive income:
Change in unrealized gains (losses) on securities
   available for sale, net of tax of $1 and $243                             3              (409)
Reclassification adjustment for gains on securities
   available for sale included in net income, net of
   tax of $26 and $0                                                       (44)                -
Minimum pension liability adjustment, net of tax                             -                 -
                                                                     -----------       -----------
      Other comprehensive income                                           (41)             (409)
                                                                     -----------       -----------
      Total comprehensive income                                      $  2,560          $  2,245
                                                                     ===========       ===========

The accompanying notes are an integral part of these financial statements.

                                      FIRST M & F CORPORATION AND SUBSIDIARY

                                  Consolidated Statements of Stockholders' Equity
                                    Three Months Ended March 31, 2004 and 2003
                                                    (Unaudited)
                                         (In Thousands, Except Share Data)

                                                                                             Accumulated
                                                       Additional                               Other
                                        Common           Paid-in           Retained         Comprehensive
                                        Stock            Capital           Earnings             Income              Total
                                     -------------    --------------     -------------     -----------------    ---------------
January 1, 2003                       $    22,935       $    33,260       $    47,585         $   4,430           $   108,210
Net income                                      -                 -             2,654                 -                 2,654
Cash dividends ($.25 per share)                 -                 -            (1,159)                -                (1,159)
131,445 common shares issued
  in exercise of stock    options             657             2,878                 -                 -                 3,535
77,354 common shares
  repurchased                               (386)           (2,100)                 -                 -                (2,486)
Net change                                     -                 -                  -              (409)                 (409)
                                     -------------    --------------     -------------     -----------------    ---------------

March 31, 2003                        $    23,206       $    34,038       $    49,080          $  4,021           $   110,345
                                     =============    ==============     =============     =================    ===============

January 1, 2004                       $    22,825       $    31,624       $    53,873          $  2,356           $   110,678
Net income                                      -                 -             2,601                 -                 2,601
Cash dividends ($.25 per share)                 -                 -            (1,141)                -                (1,141)
34,321 common shares issued
  in exercise of stock options                172               741                 -                 -                   913
36,500 common shares
  repurchased                               (183)           (1,119)                 -                 -                (1,302)
Net change                                     -                 -                  -               (41)                  (41)
                                     -------------    --------------     -------------     -----------------    ---------------

March 31, 2004                        $    22,814       $    31,246       $    55,333          $  2,315           $   111,708
                                     =============    ==============     =============     =================    ===============

The accompanying notes are an integral part of these financial statements.

                                      FIRST M & F CORPORATION AND SUBSIDIARY

                                       Consolidated Statements of Cash Flows
                                    Three Months Ended March 31, 2004 and 2003
                                                    (Unaudited)
                                                  (In Thousands)

                                                                                Three Months Ended March 31
                                                                                ---------------------------
                                                                                  2004                2003
                                                                                  ----                ----
Cash flows from operating activities:
Net income                                                                    $  2,601            $   2,654
Adjustments to reconcile net income
  to net cash provided by operating activities:
  Depreciation and amortization                                                    483                  494
  Provision for loan losses                                                      2,460                  920
  Net investment amortization                                                      192                  300
  Gain on securities available for sale                                            (70)                   -
  Other asset sale (gains)/losses                                                  (88)                (242)
  Earnings (loss) of noncontrolling joint venture interest                        (893)                  96
  Deferred income taxes                                                             64                  199
  (Increase) decrease in:
     Accrued interest receivable                                                   139                  (51)
     Cash surrender value of bank owned life insurance                            (149)                (149)
     Mortgages held for sale                                                      (512)                (226)
     Other assets                                                                   23                 (587)
  Increase (decrease) in:
     Accrued interest payable                                                       (4)                (104)
     Other liabilities                                                             365                   62
                                                                            -----------------    ---------------

          Net cash provided by operating activities                              4,611                3,366
                                                                            -----------------    ---------------

Cash flows from investing activities:
Purchases of securities available for sale                                     (23,881)             (18,764)
Sales of securities available for sale                                           9,390                    -
Maturities of securities available for sale                                      5,991               25,120
Net (increase) decrease in:
     Interest bearing bank balances                                             (3,060)              (1,328)
     Federal funds sold                                                        (17,350)             (25,650)
     Loans                                                                      (2,854)             (22,500)
     Bank premises and equipment                                                  (939)                (344)
Proceeds from sales of other real estate and other repossessed assets              314                  696
                                                                            -----------------    ---------------

          Net cash provided by (used in) investing activities                  (32,389)             (42,770)
                                                                            -----------------    ---------------

                                                                                                                (Continued)

                                      FIRST M & F CORPORATION AND SUBSIDIARY

                                       Consolidated Statements of Cash Flows
                                    Three Months Ended March 31, 2004 and 2003
                                                    (Unaudited)
                                                  (In Thousands)

                                                                                               Three Months Ended March 31
                                                                                               ---------------------------
                                                                                                 2004                2003
                                                                                                 ----                ----
Cash flows from financing activities:
Net increase (decrease) in deposits                                                          $  31,763          $    35,680
Net increase (decrease) in short-term borrowings                                                 1,894               (6,659)
Proceeds from other borrowings                                                                  13,400                    -
Repayments of other borrowings                                                                 (29,270)              (5,613)
Cash dividends                                                                                  (1,141)              (1,159)
Common shares issued                                                                               913                3,535
Common shares repurchased                                                                       (1,302)              (2,486)
                                                                                           -----------------    ---------------

          Net cash provided by (used in) financing activities                                   16,257               23,298
                                                                                           -----------------    ---------------

          Net increase (decrease) in cash and due from banks                                  (11,521)              (16,106)

Cash and due from banks at January 1                                                           39,849                43,329
                                                                                           -----------------    ---------------

Cash and due from banks at March 31                                                          $ 28,328            $   27,223
                                                                                           =================    ===============

Total interest paid                                                                          $  4,040            $    4,966
Total income taxes paid                                                                           246                   268

Transfers of loans to foreclosed property                                                         570                   438
                                                                                           =================    ===============

The accompanying notes are an integral part of these financial statements.

                                      FIRST M & F CORPORATION AND SUBSIDIARY

                                    Notes to Consolidated Financial Statements
                                         (In Thousands, Except Share Data)
Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements of First M & F Corporation include the financial statements of Merchants and Farmers Bank, wholly owned subsidiary, and the Bank’s wholly owned subsidiaries, First M & F Insurance Company, Inc., M & F Financial Services, Inc., M & F Bank Securities Corporation, M & F Insurance Agency, Inc., M & F Insurance Group, Inc., M & F Business Credit, Inc., and the Bank’s 51% ownership in Merchants Financial Services, LLC, an accounts receivable financing joint venture. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on form 10-K for the year ended December 31, 2003.

Note 2: Stock-Based Compensation

The Company accounts for its stock-based employee compensation plans based on the “intrinsic value method” provided in Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized on option plans.

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, requires pro forma disclosures for net income and earnings per share for companies not adopting its fair value accounting method for stock-based employee compensation. The pro forma disclosures below use the fair value method of SFAS No. 123 to measure compensation expense for stock-based employee compensation plans.

                                                                       Three Months Ended March 31
                                                                       ---------------------------
                                                                        2004                2003
                                                                        ----                ----
Net income, as reported                                               $  2,601           $  2,654
Less: Total stock-based employee compensation
     expense determined under fair value method
     for all awards, net of related tax effects                              3                  9
                                                                      ---------         ---------

Pro forma net income                                                  $  2,598           $  2,645
                                                                      =========         =========

Earnings per share:
   Basic - as reported                                                $    .57           $    .57
   Basic - pro forma                                                       .57                .57

   Diluted - as reported                                                   .57                .57
   Diluted - pro forma                                                     .57                .57
                                                                      =========         =========

                                      FIRST M & F CORPORATION AND SUBSIDIARY

                                    Notes to Consolidated Financial Statements
                                         (In Thousands, Except Share Data)

Note 2  (Continued)

The fair value of stock options granted was estimated at the date of grant using the  Black-Scholes  option pricing model.

The following table is a summary of outstanding options and weighted average exercises.

                                                                             Three Months Ended March 31
                                                                             ---------------------------
                                                                      2004                                  2003
                                                                      ----                                  ----
                                                           Number              Price             Number             Price
                                                           ------              -----             ------             -----
January 1                                                 174,406           $   29.55           319,752          $  28.31
Exercised                                                 (34,321)              26.60          (131,445)            26.90
                                                       ---------------    ----------------    --------------    ---------------

March 31                                                  140,085           $   30.28           188,307          $  29.28
                                                       ===============    ================    ==============    ===============

Note 3: Allowance for Loan Loss

The  following  table is a summary of the activity in the Allowance for Loan Loss for the first quarter of 2004 and the first quarter of 2003.

                                                             Three Months Ended March 31
                                                             ---------------------------
                                                           2004                      2003
                                                           ----                      ----
Balance at January 1                                    $  10,891                  $ 10,258

Loans charged off                                          (2,508)                     (926)
Recoveries                                                    115                       141
                                                       --------------             -------------
     Net charge-offs                                       (2,393)                     (785)
                                                       --------------             -------------
Provision for loan losses                                       0                       920
                                                       --------------             -------------
Balance at March 31                                     $  10,958                  $ 10,393
                                                       ==============             =============

Note 4:  Earnings Per Share

                                                            Three Months Ended March 31
                                                            ---------------------------
                                                               2004                 2003
                                                               ----                 ----
Net income                                              $    2,601                $   2,654
                                                       ===============            =============

Weighted average shares outstanding                      4,565,225                4,626,110
Add dilutive effect of outstanding options                  19,521                   12,732
                                                       ---------------            -------------

    Adjusted dilutive shares outstanding                 4,584,746                4,638,842
                                                       ===============            =============

Earnings per share:
     Basic                                              $      .57                $     .57
     Diluted                                                   .57                      .57
                                                       ===============            =============

                                      FIRST M & F CORPORATION AND SUBSIDIARY

                                    Notes to Consolidated Financial Statements
                                         (In Thousands, Except Share Data)

Note 5:  Goodwill and Other Intangible Assets

Following  is a summary of  intangible  assets,  net of  accumulated  amortization,  included  in the  Consolidated
Statements of Condition:

                                                                                                Customer
                                                                                Core             Renewal          Noncompete
                                                              Goodwill          Deposits          Lists           Agreements
Balance at December 31, 2002                                $    16,348         $    81         $    317          $     206
Amortization expense                                                  -             (20)              (7)                (7)
                                                          --------------    --------------    --------------    ---------------

Balance at March 31, 2003                                   $    16,348         $    62         $    310          $     199
                                                          ==============    ==============    ==============    ===============

Balance at December 31, 2003                                $    16,348         $    21         $    289          $     179
Amortization expense                                                  -             (18)              (7)                (7)
                                                          --------------    --------------    --------------    ---------------

Balance at March 31, 2004                                   $    16,348         $     3         $    282          $     172
                                                          ==============    ==============    ==============    ===============

Amortization  expense  related to intangible  assets is expected to be $45 for the remainder of 2004.  Amortization expense is expected to be $55 per year for the years 2005 through 2008.

Note 6:  Defined Benefit Pension Plan

As discussed  in Note 10 to the December 31, 2003  financial  statements,  the Bank has a defined  benefit  pension plan covering  substantially all full time employees of the Bank and its  subsidiaries.  The following is a summary of the components of net periodic benefit costs at March 31, 2004 and 2003:

                                                          Three Months Ended March 31
                                                          ---------------------------
                                                           2004                2003
                                                           ----                ----
Service cost                                            $      -            $      -
Interest cost                                                117                 122
Expected return on plan assets                              (124)               (105)
Amortization of transition asset                              (2)                 (2)
Amortization of prior service costs                           (9)                 (9)
Recognized actuarial (gain) loss                              54                  52
                                                       --------------    -----------------

Net pension cost                                        $     36            $     58
                                                       ==============    =================

The Company  disclosed in Note 10 to the December 31, 2003  financial  statements  that it expected to make $400 in contributions  in 2004.  The Company did not make any  contributions  to the pension  plan in the first  quarter of
2004. The Company does expect to make $400 in contributions into the plan during the remainder of 2004.

                                      FIRST M & F CORPORATION AND SUBSIDIARY

                                    Notes to Consolidated Financial Statements
                                         (In Thousands, Except Share Data)
Note 7: Other Borrowings

The following is a summary of other borrowings at March 31, 2004 and 2003:

                                                                                             2004                2003
                                                                                             ----                ----
Company's line of credit in the amount of $15,000,000, renewable annually; secured by approximately 29% of the Bank's common
stock; interest payable annually at .75% below the lender's base rate                     $   6,292             $  6,592

Bank's advances from Federal Home Loan Bank of Dallas, net of
unamortized purchase accounting adjustments of $161 and $788                                 99,925               58,991
                                                                                          --------------       --------------

                                                                                          $ 106,217             $ 65,583
                                                                                          ==============       ==============

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

Independent Accountants' Review Report

The Board of Directors
First M & F Corporation
Kosciusko, Mississippi

We have reviewed the accompanying consolidated statements of condition of First M & F Corporation and subsidiary as of March 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the three-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of condition of First M & F Corporation and subsidiary as of December 31, 2003, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein) and in our report dated January 30, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of condition as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.

Shearer, Taylor & Co., PA
Ridgeland, Mississippi
April 30, 2004

FIRST M & F CORPORATION

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

Certain of the information included in this discussion contains forward looking financial data and information that is based upon management’s belief as well as certain assumptions made by, and information currently available to management. Specifically, this discussion includes statements with respect to the adequacy of the allowance for loan losses, the effect of legal proceedings against the Company’s financial condition, results of operations and liquidity, and market risk disclosures. Should one or more of these risks materialize or the assumptions prove to be significantly different, actual results may vary from those estimated, anticipated, projected or expected.

Financial Summary

Net income for the first quarter of 2004 was $2.601 million, or $.57 basic and diluted per share as compared to $2.654, or $.57 per share for the same period in 2003. The decrease in earnings per share was due primarily to a $2.0 million loan loss incurred in a 51% owned joint venture. Salary and benefit expenses also increased due to the hiring of additional commercial lenders during 2003, the opening of an asset-based lending operation in Memphis, Tennessee in the second quarter of 2003, and the addition of a fourth branch in the Tupelo market in the third quarter of 2003. Net loan growth was down in the first quarter of 2004 by $93 thousand as compared to being up by $21.228 million in the first quarter of 2003. The net interest margin for the first quarter of 2004 was 4.24% as compared to 4.12% in the first quarter of 2003 and 4.44% in the fourth quarter of 2003. The efficiency ratio for the first quarter of 2004 was 55.34% as compared to 62.17% for the first quarter of 2003 and 62.52% for the fourth quarter of 2003.The first quarter of 2004 efficiency ratio was influenced by a negative noncontrolling interest expense related to the partially owned joint venture. Excluding the noncontrolling interest, the efficiency ratio would have been 62.20%. Annualized non-interest revenues were 1.45% of average assets for the first quarter of 2004 as compared to 1.28% for the same period in 2003. Annualized non-interest expenses were 2.93% of average assets for the first quarter of 2004 as compared to 3.12% for the same period in 2003. The 2004 annualized non-interest expense ratio, excluding the effect of the noncontrolling interest adjustment, was 3.29%. Return on assets for the first quarter of 2004 was .94% and return on equity was 9.29%. Return on assets for the first quarter of 2003 was 1.00% while return on equity was 9.63%.

The following table shows performance ratios for the first quarters of 2004 and 2003 as well as for the fourth quarter of 2003:

                                         1st Quarter 2004       4th Quarter 2003       1st Quarter, 2003
                                        -------------------    -------------------    --------------------
EPS, Diluted                                $      .57             $      .61               $    .57
Net interest margin                               4.24%                  4.44%                  4.12%
Efficiency ratio                                 55.34%                 62.52%                 62.17%
Return on assets                                   .94%                  1.05%                  1.00%
Return on equity                                  9.29%                 10.15%                  9.63%
Net Interest Income

Net interest income before loan loss expenses for the first quarter of 2004 was $10.241 million as compared to $9.524 million for the same period in 2003. Earning asset yields were 5.85% for the first quarter of 2004 as compared to 6.14% for the same period in 2003. Funding costs decreased to 1.86% in the first quarter of 2004 from 2.32% in the first quarter of 2003. Therefore, the spread between earning asset yields and liability costs increased by 16 basis points from the first quarter of 2003 to the first quarter of 2004. However, the spread decreased by 16 basis points from the fourth quarter of 2003 to the first quarter of 2004.

Average earning assets were $1.009 billion during the first quarter of 2004 as compared to $972.278 million for the same period in 2003. Average loans as a percentage of earning assets were 77.17% for the first quarter of 2004 as compared to 70.48% for the same period in 2003. Average interest-bearing liabilities were $869.496 million during the first quarter of 2004 as compared to $839.078 million during the same period in 2003. Average non-interest-bearing deposits were $134.101 million during the first quarter of 2004 as compared to $89.293 million during the same period in 2003.

                                              FIRST M & F CORPORATION

The following table shows margin-related ratios for the first quarters of 2004 and 2003 as well as for the fourth quarter of 2003:

                                                1st Quarter, 2004       4th Quarter, 2003       1st Quarter, 2003
                                               --------------------    --------------------    --------------------
Net interest income                                 $   10,241              $   10,421              $   9,524
Earning asset yield                                       5.85%                   6.26%                  6.14%
Funding cost                                              1.86%                   2.10%                  2.32%
Avg. loans as % of earning assets                        77.17%                  79.84%                 70.48%

The following table shows the components of the net interest margin for the first quarters of 2004 and 2003:

                                                            Yields/Costs
                                                            ------------
                                             1st Quarter, 2004           1st Quarter, 2003
                                             -----------------           -----------------
Interest bearing bank balances                       1.13%                       1.23%
Federal funds sold                                    .88                        1.11
Taxable investments                                  4.34                        4.49
Tax-exempt investments                               6.64                        7.07
Loans held for investment                            6.31                        6.87
                                            -------------------          ------------------
   Earning asset yield                               5.85                        6.14

NOW, MMDA & Savings                                   .81                        1.43
Certificates of deposit                              2.33                        2.87
Short-term borrowings                                3.26                        3.19
Other borrowings                                     3.69                        4.49
                                            -------------------          ------------------
   Cost of interest-bearing liabilities              1.86                        2.32
                                            -------------------          ------------------
Net interest spread                                  3.99                        3.83
Effect of non-interest bearing deposits               .21                         .24
Effect of leverage                                    .03                         .05
                                            -------------------          ------------------
   Net interest margin, tax-equivalent               4.24                        4.12
   Less: Tax equivalent adjustments:
        Investments                                   .14                         .15
        Loans                                         .01                         .01
                                            -------------------          ------------------
   Reported book net interest margin                 4.09%                       3.96%
Provision for Loan Losses

The provision for loan losses for the first quarter of 2004 was $2.460 million as compared to $920 thousand for the first quarter of 2003. The provision includes $1.5 million of additional accruals related to a $2.0 million loan loss incurred in a 51% owned accounts receivable factoring company. The factoring company experienced a significant deterioration in one account with a balance of approximately $3.5 million. The factoring company charged off $2.0 million of the account balance and placed the remaining $1.5 million on nonaccrual status. The factoring company expects to collect the $1.5 million in remaining balances. The allowance for loan losses as a percentage of loans was 1.41% at March 31, 2004, 1.40% at December 31, 2003, and 1.49% at March 31, 2003. Nonaccrual loans and 90 days past due accruing loans as a percentage of loans outstanding were 1.11% at March 31, 2004, .77% at December 31, 2003, and .78% at March 31, 2003. Annualized net charge-offs as a percentage of average loans were 1.23% for the first quarter of 2004 as compared to .43% for the 2003 year.

FIRST M & F CORPORATION

Non Interest Income

Non-interest income, excluding securities transactions, for the first quarter of 2004 was $3.936 million as compared to $3.377 million for the same period in 2003. Mortgage income was up by 16.28% due to higher origination volumes. Agency commission revenues were up by 3.35% as property and casualty prices began to become more competitive, title insurance volumes decreased, and annuity commissions were flat. Trust and brokerage income was up significantly due to new personnel added during 2002 and 2003. Investment brokerage income improved by $28 thousand while trust income improved by $37 thousand. Other income was up in 2004 primarily due to contingency income received by the property and casualty insurance business. Contingency revenues, based upon new business and claims experience, were $275 thousand in 2004 as compared to $100 thousand for the first quarter of 2003.

Securities gains of approximately $70 thousand were incurred to restructure part of the investment portfolio. Approximately $6.7 million of mortgage-backed securities were sold and replaced with trust-preferred and corporate securities. This was done to match the investments more closely with their funding sources.

Non Interest Expense

Non-interest expenses, excluding noncontrolling joint venture interests, were up by 10.03% in the first quarter of 2004 as compared to 2003. Salary and benefit expenses increased by 14.49% as the number of full-time equivalent employees increased to 441 at March 31, 2004 from 406 at March 31, 2003. The increases occurred primarily in Rankin County, where a new branch was opened in Flowood in March of 2004, and in Tupelo, where a new branch was opened in July of 2003. These additions expanded the staff by 11 positions. The mortgage lending division expanded by six (6) positions during 2003, resulting in increased mortgage originations. The Bank’s asset-based lending subsidiary, M & F Business Credit, Inc., was started in Memphis in April of 2003 and had a staff of four (4) associates as of March 31, 2004. Health plan expenses were up by approximately $88 thousand from the first quarter of 2003 due to the additional numbers of associates in the plan as well as to increased health care costs.

Marketing and business development expenses were up by $154 thousand for the first quarter of 2004 as compared to the first quarter of 2003. During the first quarter of 2004 $79 thousand was spent on product promotions as well as product and image advertising. Approximately $40 thousand was spent in grand opening and other branch promotion expenses.

The $893 thousand negative balance in noncontrolling joint venture losses is the amount of losses, primarily the result of the $2.0 million loan loss, attributable to the other partner in the venture. Excluding the additional loan loss accruals, the joint venture contributed $107 thousand in earnings for each partner for the first quarter of 2004.

The following table shows non-interest expense ratios for the first quarters of 2004 and 2003 after adjusting the noncontrolling joint venture losses for the additional loan loss accruals:

                                                                  1st Quarter, 2004       1st Quarter, 2003
                                                                 --------------------    --------------------
Efficiency ratio                                                        62.20%                  62.17%
Non-interest expense to average assets                                   3.29%                   3.12%
Salaries and benefits to total non-interest expense                     54.45%                  52.33%
Income Taxes

Income taxes for the first quarter of 2004 were 2% lower than in the first quarter of 2003. The decrease in taxes was attributable to a decrease in pre-tax earnings. The effective tax rates for 2004 and 2003 were 29.76% and 28.73% respectively. The Company is currently at the conclusion of an examination of the final return filed by Community Federal Bancorp prior to its acquisition by the Company. Based upon the proposed adjustments, management estimates that taxes of approximately $160 thousand will be due.

FIRST M & F CORPORATION

Assets and Liabilities

Assets were up by 1.67% in the first quarter of 2004 as compared to 2.42% in the first quarter of 2003. Total assets were up by 3.21% from March 31, 2003. Investments increased by 4.45% in the first quarter of 2004 and declined by 2.98% during the first quarter of 2003. The Company increased investments during the first quarter of 2004 in corporate and trust-preferred securities by $5.3 million, while increasing agency securities and mortgage-backed securities by approximately $2.0 million each. Deposit growth, coupled with low loan demand, increased the amount of liquid assets available to be invested in the portfolio. Loan growth during the first quarter of 2003 required the use of cash flows from the investment portfolio. Loans decreased by $93 thousand in the first quarter of 2004 after increasing by $6.900 million in the fourth quarter of 2003. Loans increased by $21.228 million in the first quarter of 2003 as demand for commercial and real estate loans was strong. For the first quarter of 2004, loan growth was strong in DeSoto, Lee and Lafayette Counties. Growth was weak in Madison, Rankin and Hinds counties. During the first quarter of 2003, loan growth was strong in Madison, Rankin, DeSoto and Lee counties. Loans as a percent of total assets were 71.06% at March 31, 2004 as compared to 72.26% at December 31, 2003 and 65.70% at March 31, 2003.

Deposits increased by 3.87% in the first quarter of 2004 as compared to 4.33% in the first quarter of 2003. Deposits grew by $31.763 million in the first quarter of 2004, with municipality deposits making up $27.626 million of the total. Much of the retail growth occurred in money market deposits and certificates of deposit. Deposits grew by $35.681 million in the first quarter of 2003, with municipality deposits making up $29.586 million of the total. The large growth in municipality deposits is a natural trend that occurs during the early months of the year as tax receipts are collected. The funds generally move out during the summer months as spending occurs. The Company’s strategy is to build the core customer deposit base and rely less on borrowed funds for meeting loan demand and other cash flow requirements going forward. However, when borrowed funds are less costly than time deposits, the Company will still look to those sources to help maintain the spread between the yield on earning assets and the cost of funds.

Other borrowings were down by $15.816 million in the first quarter of 2004 after increasing by $50.891 million over the course of 2003. The increase in borrowing in 2003 was used to fund part of the $102.605 million in loan growth that occurred in 2003. The Company also has debt of $6.292 million which was used primarily to repurchase stock, beginning in 1999. Although the Company plans to repurchase additional shares in 2004, it expects to reduce the borrowings to approximately $5.6 million by the end of 2004.

Equity

The Company’s and Bank’s regulatory capital ratios at March 31, 2004, as shown below are in excess of the minimum requirements and qualify the institution as “well capitalized” under the risk-based capital regulations.

                                                      First M & F Corporation                 M & F Bank
                                                      -----------------------                 ----------
                                                      Amount         Ratio             Amount         Ratio
                                                      ------         -----             ------         -----
Actual:
Total capital                                     $   101,337        12.52%         $   105,659        13.10%
Tier 1 capital                                         91,202        11.26%              95,562        11.85%
Leverage                                               91,202         8.38%              95,562         8.79%

For Capital Adequacy Purposes:
Total capital                                          64,775         8.00%              64,509         8.00%
Tier 1 capital                                         32,388         4.00%              32,255         4.00%
Leverage                                               43,513         4.00%              43,471         4.00%

To Be Well Capitalized Under Prompt
     Corrective Action Provisions:
Total capital                                          80,969        10.00%              80,637        10.00%
Tier 1 capital                                         48,581         6.00%              48,382         6.00%
Leverage                                               54,391         5.00%              54,339         5.00%

FIRST M & F CORPORATION

The Company repurchased 77,354 shares during the first quarter of 2003 at an average price of $32.14 per share. The Company also issued 131,445 shares related to the exercise of stock options during the first quarter of 2003 at an average exercise price of $26.90 per share. The Company repurchased 36,500 shares during the first quarter of 2004 at an average price of $35.70 per share. The Company also issued 34,321 shares related to the exercise of stock options during the first quarter of 2004 at an average exercise price of $26.60 per share. The Company expects to continue to repurchase shares during 2004.

Interest Rate Risk and Liquidity Management

Responsibility for managing the Company’s program for controlling and monitoring interest rate risk and liquidity risk and for maintaining income stability, given the Company’s exposure to changes in interest rates, is vested in the asset/liability committee. Appropriate policy and guidelines, approved by the board of directors, govern these actions. Monitoring is primarily accomplished through monthly reviews and analysis of asset and liability repricing opportunities, market conditions and expectations for the economy. Cash flow analyses are also used to project short-term interest rate risks and liquidity risks. Management believes, at March 31, 2004, there is adequate flexibility to alter the current rate and maturity structures as necessary to minimize the exposure to changes in interest rates, should they occur. The Company is currently in a positive gap position for assets and liabilities repricing within the next year. This generally means that for assets and liabilities maturing and repricing within the next 12 months, the Company is positioned for more assets to mature and reprice than it has in liabilities maturing and repricing.

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

The Bank’s credit standards are enforced within the Bank as well as within all of its wholly-owned subsidiaries. As of March, 2004, management began to enforce the Bank’s credit standards on the Bank’s partially-owned joint venture as well. Management will enforce its credit standards as well as other quality and internal control standards on future business ventures in which it is a partner.

The adequacy of the allowance for loan losses is monitored quarterly with provision accruals approved by the Board. Allowance adequacy is dependent on loan classifications by external examiners as well as by internal loan review personnel, past due loans, loan growth and loss history. The allowance as a percentage of loans at March 31, 2004 is comparable to other peer banks.

The following table shows non-performing loans and other assets of the Company:

                                                                   March 31               December 31              March 31
                                                                     2004                    2003                    2003
                                                                     ----                    ----                    ----
Nonaccrual loans                                                  $   7,349               $   4,517                $  1,296
Past due 90 days or more and still
   accruing interest                                                  1,317                   1,531                   4,151
                                                              ----------------        -----------------          ---------------
Total non-performing loans                                            8,666                   6,048                   5,447
Other real estate                                                     1,157                     802                   1,490
                                                              ----------------        -----------------          ---------------
Total non-performing assets                                       $   9,823               $   6,850                $  6,937
                                                              ================        =================          ===============

Ratios:
Non-performing loans to loans                                          1.11%                   .78%                    .78%
Non-performing assets to assets                                         .90%                   .64%                    .65%
                                                              ================        =================          ================

FIRST M & F CORPORATION

Off-Balance Sheet Arrangements

The Company’s primary off-balance sheet arrangements are in the form of loan commitments and operating lease commitments. At March 31, 2004 the Company had $113.578 million in unused loan commitments outstanding. Of these commitments, $90.025 million mature in one year or less. Lines of credit are established using the credit policy of the Company concerning the lending of money.

Letters of credit are used to facilitate the borrowers’ business and are usually related to the acquisition of inventory or of assets to be used in the customers’ business. Letters of credit are generally secured and are underwritten using the same standards as traditional commercial loans. Most letters of credit expire without being presented for payment. However, the presentment of a letter of credit would create a loan receivable from the Bank’s loan customer. At March 31, 2004 the Company had $6.615 million in letters of credit issued and outstanding.

In the ordinary course of business the Company enters into rental and lease agreements to secure office space and equipment. The Company has a variety of lease agreements in place, all of which are operating leases. The largest lease obligations are for office equipment and mainframe computer systems.

The Company does not have any variable interest entities or other off-balance sheet vehicles, obligations or derivatives as of March 31, 2004.

Tabular Disclosure of Contractual Obligations

The following table summarizes the obligations of the Company:

                                                                 Payments Due by Period
                                                                 ----------------------
                                                         Less                                           More
                                                         Than 1         1 - 3           3 - 5           Than 5
                                         Total            Year          Years           Years           Years
                                         -----            ----          -----           -----           -----
Contractual Obligations
Long-term debt                         $  91,926       $  12,872      $  35,137      $  21,504         $ 22,413
Capital lease obligations                      -               -              -              -                -
Operating leases                           2,665             764          1,263            605               33
Purchase obligations                           -               -              -              -                -
Other long-term liabilities                    -               -              -              -                -
                                       -----------     -----------    -----------    ------------    -------------
   Total                               $  94,591       $  13,636      $  36,400      $  22,109         $ 22,446
                                       ===========     ===========    ===========    ============    =============
Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market risk reflects the risk of economic loss resulting from changes in interest rates and market prices. This risk of loss can be reflected in either reduced potential net interest income in future periods or diminished market values of financial assets.

The Company’s market risk arises primarily from interest rate risk, which the asset/liability management committee monitors and manages on a monthly basis. The committee manages the interest rate risks inherent in the loan, investment, deposit and borrowing portfolios of the institution. The asset/liability management committee determines the risk profile of the Company and determines strategies to maintain interest rate sensitivity at a low level. As of March 31, 2004, the institution was in a positive repricing gap position of approximately 12.90% of assets.

Interest rate shock analysis shows that the Company will experience a 6 basis point decrease over 12 months in its net interest margin with an immediate and sustained 100 basis point decrease in interest rates. An immediate and sustained increase in rates of 100 basis points will result in a 4 basis point increase in the net interest margin. The sensitivity of loan prices and the lack of sustainable deposit cost decreases are the primary drivers behind these simulation results.

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

The Company had no hedging instruments or other derivative contracts in place at March 31, 2004.

FIRST M & F CORPORATION

Item 4 - Controls and Procedures

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

As of March 31, 2004 (the “Evaluation Date”), the Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in the Exchange Act Rules. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are sufficiently effective to ensure that material information relating to the Company and required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

In total, there are cases involving approximately 300 plaintiffs that have been filed over a three year period. Some suits have been filed in Holmes County. Depositions have occurred in one suit, and a trial date has been tentatively set for October, 2004 in another suit. It is not possible at this time to determine the potential exposure related to possible damages in connection with these suits. Future legislation and court decisions may limit the amount of damages that can be recovered in legal proceedings such as these. However, management cannot predict at this time whether such legislation or court decisions will occur or the effect they may have on these cases.

The Bank’s insurance agency subsidiary is involved in a suit filed in Holmes County in August, 2003 by 13 plaintiffs alleging unfair pricing of insurance products by an insurance underwriting company whose products the agency sells. It is not possible at this time for management to determine the potential exposure related to possible damages involved in this suit. No action has occurred in the suit.

Additionally, the Company and its subsidiaries are defendants in various other lawsuits arising out of the normal course of business. In the opinion of management, the ultimate resolution of this category of claims should not have a material adverse effect on the Company’s consolidated financial position or results of operations.

FIRST M & F CORPORATION

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

During 2003 and 2004, the Company has repurchased shares of its stock in the open market. The following table summarizes the repurchases for the programs in place:

                                                                                                               Maximum Number
                                                                                      Total Number             (or Approximate
                                                                                        of Shares               Dollar Value)
                                                                                  (or Units) Purchased      of Shares (or Units)
                                   Total Number                                        As Part of              That May Yet Be
                                  of Shares (or          Average Price Paid        Publicly Announced        Purchased Under the
           Period                units) Purchased       Per Share (or Unit)         Plans or Programs         Plans or Programs
           ------                ----------------       -------------------         -----------------         -----------------
01/01/03 - 01/31/03 (1)               18,000               $   29.13                     18,000                    138,852
02/01/03 - 02/28/03                   14,500                   31.82                     14,500                    124,352
03/01/03 - 03/12/03                    3,000                   31.90                      3,000                    121,352
03/13/03 - 03/31/03 (2)               41,854                   33.57                     41,854                    198,146
04/01/03 - 04/30/03                   10,000                   34.92                     10,000                    188,146
05/01/03 - 05/31/03                    5,000                   35.00                      5,000                    183,146
06/01/03 - 06/30/03                   30,000                   34.80                     30,000                    153,146
07/01/03 - 07/31/03                   20,000                   33.85                     20,000                    133,146
09/01/03 - 09/30/03                    5,000                   36.75                      5,000                    128,146
10/01/03 - 10/31/03                   12,500                   36.62                     12,500                    115,646
11/01/03 - 11/30/03                   10,000                   36.30                     10,000                    105,646
02/01/04 - 02/29/04                   36,500                   35.70                     36,500                     69,146

(1)      On August 14, 2002, the Board authorized a repurchase of 184,590 shares of stock between October 1, 2002 and September 30, 2004. The repurchases are to be accomplished through open market purchases of 92,295 shares between October 1, 2002 and September 30, 2003 and an additional 92,295 shares purchased between
         October 1, 2003 and September 30, 2004.
(2)      On March 12, 2003, the Board terminated the repurchase plan of August 14, 2002 and replaced it with a new plan. The new repurchase plan called for the open market purchase, as shares became available, of
         240,000 shares between March 13, 2003 and February 29, 2004.

Note: On April 14, 2004 the Board authorized a program to repurchase up to 120,000 shares of common stock in the open market over a twelve month period beginning on May 1, 2004 and ending on April 30, 2005. The authorization limits the number of shares that may be repurchased in any calendar month to no more than 10,000.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

                                              FIRST M & F CORPORATION

Item 6 - Exhibits and Reports on Form 8-K

Item 6(a) - Exhibits

     Exhibit 3(A) - Articles of Incorporation, as amended. Filed as Exhibit 3 to the Company's Form S-1 (File No. 33-08751)
     September 15, 1986, incorporated herein by reference.

     Exhibit 3(B) - By-Laws, as amended. Filed as Exhibit 3-b to the Company's Form S-1 (File No. 33-08751) September 15,
     1986, incorporated herein by reference.

     Exhibit 11 - Computation of Earnings Per Share - See note 4 to the consolidated financial statements included in this report.

     Exhibit 31 - Rule 13a-14(a)/15d-14(a) Certifications.

     Exhibit 32 - Section 1350 Certifications.

Item 6(b) - Reports on Form 8-K - The following reports on Form 8-K were filed during the quarter ended March 31,
2004:

(1)     Current report on Form 8-K dated January 16, 2004 and filed on January 21, 2004. Item 5 press release related to earnings for 2003 and the quarter ended December 31, 2003.

(2)     Current report on Form 8-K dated March 29, 2004 and filed on March 30, 2004. Items 7 and 9 related to
        (a) the completion of a stock repurchase program and (b) the earnings effect of a loan loss incurred in a 51%
        owned joint venture.

                                              FIRST M & F CORPORATION

                                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has
duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST M & F CORPORATION

BY:    /s/ Hugh S. Potts, Jr.                                                      BY:  /s/ Robert C. Thompson, III
    ------------------------------------                                              -----------------------------
     Hugh S. Potts, Jr.                                                                  Robert C. Thompson, III
     Chairman of the Board and                                                           Treasurer
     Chief Executive Officer

Date:  May 7, 2004                                                                 Date:  May 7, 2004
     ----------------------------------                                                 ---------------------------

                                              FIRST M & F CORPORATION

                                                   EXHIBIT INDEX

3 (A)   Articles of Incorporation, as amended. Filed as Exhibit 3 to the Company's Form S-1 (File No. 33-08751)
September 15, 1986, incorporated herein by reference.

3 (B)   Bylaws, as amended. Filed as Exhibit 3-b to the Company's Form S-1 (File No. 33-08751) September 15,
1986, incorporated herein by reference.

11      Computation of Earnings Per Share - Filed herewith as note 4 to the consolidated financial statements.

31      Rule 13a-14(a) Certification of Hugh S. Potts, Jr., Chief Executive Officer and Rule 13a-14(a)Certification of Robert C.
        Thompson, III, Treasurer

32      Section 1350 Certification of Hugh S. Potts, Jr., Chief Executive Officer and Section 1350 Certification of Robert C.
        Thompson, III, Treasurer