Form 10-Q/A
period 2004-03-31
FIRST M&F CORP/MS
filed 2004-05-13
CIK 320387

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

            Class                             Outstanding at April 30, 2004
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

                                                             Three Months Ended March 31
                                                             ---------------------------
                                                           2004                      2003
                                                           ----                      ----
Balance at January 1                                    $  10,891                  $ 10,258

Loans charged off                                          (2,508)                     (926)
Recoveries                                                    115                       141
                                                       --------------             -------------
     Net charge-offs                                       (2,393)                     (785)
                                                       --------------             -------------
Provision for loan losses                                   2,460                       920
                                                       --------------             -------------
Balance at March 31                                     $  10,958                  $ 10,393
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

                                                                                                Customer
                                                                                Core             Renewal          Noncompete
                                                              Goodwill          Deposits          Lists           Agreements
                                                          --------------    --------------    --------------    ---------------
Balance at December 31, 2002                                $    16,348         $    81         $    317          $     206
Amortization expense                                                  -             (20)              (7)                (7)
                                                          --------------    --------------    --------------    ---------------

Balance at March 31, 2003                                   $    16,348         $    61         $    310          $     199
                                                          ==============    ==============    ==============    ===============

Balance at December 31, 2003                                $    16,348         $    21         $    289          $     179
Amortization expense                                                  -             (18)              (7)                (7)
                                                          --------------    --------------    --------------    ---------------

Balance at March 31, 2004                                   $    16,348         $     3         $    282          $     172
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

Financial Summary

Net income for the first quarter of 2004 was $2.601 million, or $.57 basic and diluted per share as compared to $2.654, or $.57 per share for the same period in 2003. The decrease in earnings was due primarily to a $2.0 million loan loss incurred in a 51% owned joint venture. Salary and benefit expenses also increased due to the hiring of additional commercial lenders during 2003, the opening of an asset-based lending operation in Memphis, Tennessee in the second quarter of 2003, and the addition of a fourth branch in the Tupelo market in the third quarter of 2003. Net loan growth was down in the first quarter of 2004 by $93 thousand as compared to being up by $21.228 million in the first quarter of 2003. The net interest margin for the first quarter of 2004 was 4.24% as compared to 4.12% in the first quarter of 2003 and 4.44% in the fourth quarter of 2003. The efficiency ratio for the first quarter of 2004 was 55.34% as compared to 62.17% for the first quarter of 2003 and 62.52% for the fourth quarter of 2003.The first quarter of 2004 efficiency ratio was influenced by a negative noncontrolling interest expense related to the partially owned joint venture. Excluding the noncontrolling interest, the efficiency ratio would have been 62.20%. Annualized non-interest revenues were 1.45% of average assets for the first quarter of 2004 as compared to 1.28% for the same period in 2003. Annualized non-interest expenses were 2.93% of average assets for the first quarter of 2004 as compared to 3.12% for the same period in 2003. The 2004 annualized non-interest expense ratio, excluding the effect of the noncontrolling interest adjustment, was 3.29%. Return on assets for the first quarter of 2004 was .94% and return on equity was 9.29%. Return on assets for the first quarter of 2003 was 1.00% while return on equity was 9.63%.

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

                                                      First M & F Corporation                 M & F Bank
                                                      -----------------------                 ----------
                                                      Amount         Ratio             Amount         Ratio
                                                      ------         -----             ------         -----
Actual:
Total capital                                     $   101,337        12.52%         $   105,659        13.10%
Tier 1 capital                                         91,202        11.26%              95,562        11.85%
Leverage                                               91,202         8.38%              95,562         8.79%

For Capital Adequacy Purposes:
Total capital                                          64,775>        8.00%              64,509>        8.00%
Tier 1 capital                                         32,388>        4.00%              32,255>        4.00%
Leverage                                               43,513>        4.00%              43,471>        4.00%

To Be Well Capitalized Under Prompt
     Corrective Action Provisions:
Total capital                                          80,969>       10.00%              80,637>       10.00%
Tier 1 capital                                         48,581>        6.00%              48,382>        6.00%
Leverage                                               54,391>        5.00%              54,339>        5.00%

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