Form 10-Q
period 2004-06-30
FIRST M&F CORP/MS
filed 2004-08-06
CIK 320387

                              FIRST M & F CORPORATION

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20459

                                     FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                        For the quarter ended June 30, 2004
                                         or

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

                              Yes   X       No
                                  -----        -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                              Yes   X       No
                                  -----        -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at July 31, 2004
            -----                             ----------------------------

Common stock ($5.00 par value)                       4,537,859 shares

                      FIRST M & F CORPORATION AND SUBSIDIARY

                                     FORM 10-Q

                                       INDEX

                                                                Page
                                                                ----

PART I:  FINANCIAL INFORMATION

  Item 1 - Financial Statements (unaudited):                      3
             Consolidated Statements of Condition                 4
             Consolidated Statements of Income                    5
             Consolidated Statements of Comprehensive Income      6
             Consolidated Statements of Stockholders' Equity      7
             Consolidated Statements of Cash Flows                8
             Notes to Consolidated Financial Statements          10
             Independent Accountants' Review Report              14

  Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operation                 15

  Item 3 - Quantitative and Qualitative Disclosures About
              Market Risk                                        27

  Item 4 - Controls and Procedures                               27

PART II:  OTHER INFORMATION

  Item 1 - Legal Proceedings                                     28

  Item 2 - Changes in Securities, Use of Proceeds and Issuer
              Purchases of Equity Securities                     29

  Item 3 - Defaults upon Senior Securities                       29

  Item 4 - Submission of Matters to a Vote of Security
             Holders                                             29

  Item 5 - Other Information                                     29

  Item 6 - Exhibits and Reports on Form 8-K                      30

SIGNATURES                                                       31

EXHIBIT INDEX

CERTIFICATIONS

                                           FIRST M & F CORPORATION

                                        PART I:  FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

                                      FIRST M & F CORPORATION AND SUBSIDIARY

                                       Consolidated Statements of Condition
                                                    (Unaudited)
                                         (In Thousands, Except Share Data)

                                                                                      June 30                   December 31
                                                                                      --------                   -----------
Assets                                                                        2004                2003               2003
------                                                                        ----                ----               ----
Cash and due from banks                                                  $   33,464          $  38,552           $  39,849
Interest bearing bank balances                                                4,132              2,707               2,554
Federal funds sold                                                            2,000             14,150                 950
Securities available for sale, amortized cost
   of $192,338, $204,843 and $181,375                                       194,608            213,846             187,577
Mortgage loans held for sale                                                  1,262              6,724               2,141

Loans, net of unearned income                                               789,441            726,389             779,180
   Allowance for loan losses                                                (11,792)           (10,422)            (10,891)
                                                                         --------------     --------------    ----------------
      Net loans                                                             777,649            715,967             768,289
                                                                         --------------     --------------    ----------------

Bank premises and equipment                                                  24,973             21,424              24,214
Accrued interest receivable                                                   7,402              6,973               7,330
Other real estate                                                             2,171              1,116                 802
Goodwill                                                                     16,348             16,348              16,348
Other intangible assets                                                         441                536                 489
Bank owned life insurance                                                    13,562             13,028              13,269
Other assets                                                                 15,951             10,611              14,486
                                                                         --------------     --------------    ----------------
                                                                         $1,093,963         $1,061,982          $1,078,298
                                                                         ==============     ==============    ================
Liabilities and Stockholders' Equity
Liabilities:
Noninterest-bearing deposits                                             $  127,156         $  120,671          $  123,191
Interest-bearing deposits                                                   723,260            731,635             697,035
                                                                         --------------     --------------    ----------------
     Total deposits                                                         850,416            852,306             820,226
                                                                         --------------     --------------    ----------------
Short-term borrowings                                                        17,639             14,612              15,205
Other borrowings                                                            105,964             73,420             122,033
Accrued interest payable                                                      1,452              1,570               1,379
Other liabilities                                                             8,270              8,440               7,732
                                                                         --------------     --------------    ----------------
      Total liabilities                                                     983,741            950,348             966,575
                                                                         --------------     --------------    ----------------
Noncontrolling joint venture interest                                            (2)               848               1,045
                                                                         --------------     --------------    ----------------

Stockholders' equity:
Preferred stock:
   Class A; 1,000,000 shares authorized                                           -                  -                   -
   Class B; 1,000,000 shares authorized                                           -                  -                   -
Common stock of $5.00 par value; 15,000,000 shares
   authorized: 4,542,859, 4,611,464 and
   4,565,038 shares issued                                                   22,714             23,057              22,825
Additional paid-in capital                                                   30,668             33,047              31,624
Retained earnings                                                            56,950             50,560              53,873
Accumulated other comprehensive income                                         (108)             4,122               2,356
                                                                         --------------     --------------    ----------------
      Total stockholders' equity                                            110,224            110,786             110,678
                                                                         --------------     --------------    ----------------
                                                                         $1,093,963         $1,061,982          $1,078,298
                                                                         ==============     ==============    ================

The accompanying notes are an integral part of these financial statements.

                                      FIRST M & F CORPORATION AND SUBSIDIARY

                                         Consolidated Statements of Income
                                                    (Unaudited)
                                         (In Thousands, Except Share Data)

                                                  Three Months Ended     Six Months Ended
                                                  ------------------     ----------------
                                                        June 30              June 30
                                                        -------              -------
Interest income:                                    2004        2003      2004      2003
                                                    ----        ----      ----      ----
Interest and fees on loans                      $  12,108     $11,804   $24,334   $23,512
Taxable investments                                 1,366       1,778     2,758     3,711
Tax-exempt investments                                559         595     1,120     1,191
Federal funds sold                                     29          76        98       183
Interest bearing bank balances                         23          37        52        79
                                                ----------    -------   --------  ----------
      Total interest income                        14,085      14,290    28,362    28,676
                                                ----------    -------   --------  ----------
Interest expense:
Deposits                                            2,857       3,620     5,675     7,547
Short-term borrowings                                 135         135       282       302
Other borrowings                                    1,114         758     2,185     1,526
                                                ----------    -------   --------  ----------
      Total interest expense                        4,106       4,513     8,142     9,375
                                                ----------    -------   --------  ----------
      Net interest income                           9,979       9,777    20,220    19,301
Provision for loan losses                             999         962     3,459     1,882
                                                ----------    -------   --------  ----------
      Net interest income after
      provision for loan losses                     8,980       8,815    16,761    17,419
                                                ----------    -------   --------  ----------
Noninterest income:
Service charges on deposit accounts                 1,932       1,893     3,753     3,653
Mortgage banking income                               295         300       495       472
Agency commission income                              932         943     1,797     1,780
Trust and brokerage income                            125          75       235       120
Bank owned life insurance income                      144         142       293       291
Securities gains (losses), net                        (17)        (19)       53       (20)
Other income                                          310         285     1,101       699
                                                ----------    -------   --------  ----------
      Total noninterest income                      3,721       3,619     7,727     6,995
                                                ----------    -------   --------  ----------
Noninterest expenses:
Salaries and employee benefits                      4,961       4,614     9,907     8,934
Net occupancy expenses                                552         532     1,124     1,050
Equipment expenses                                    635         615     1,288     1,269
Software and processing expenses                      309         336       647       652
Telecommunication expenses                            199         228       411       447
Marketing and business development expenses           332         258       639       411
Intangible asset amortization                          17          34        49        68
Noncontrolling interest in joint venture
    earnings (loss)                                  (155)         96    (1,048)      192
Other expenses                                      1,886       1,968     3,803     3,914
                                                ----------    -------   --------  ----------
      Total noninterest expenses                    8,736       8,681    16,820    16,937
                                                ----------    -------   --------  ----------
      Income before income taxes                    3,965       3,753     7,668     7,477
Income taxes                                        1,212       1,115     2,314     2,185
                                                ----------    -------   --------  ----------
      Net income                                 $  2,753     $ 2,638   $ 5,354   $ 5,292
                                                ==========    =======   ========  ==========
Earnings per share:
   Basic                                         $    .60     $   .57   $  1.17   $  1.14
   Diluted                                       $    .60     $   .57   $  1.17   $  1.14
                                                ==========    =======   ========  ==========

The accompanying notes are an integral part of these financial statements.

                                      FIRST M & F CORPORATION AND SUBSIDIARY

                                  Consolidated Statements of Comprehensive Income
                                                    (Unaudited)
                                                  (In Thousands)

                                                               Three Months Ended June 30           Six Months Ended June 30
                                                              ---------------------------          ---------------------------
                                                                  2004             2003              2004              2003
                                                                  ----             ----              ----              ----
Net income                                                     $   2,753        $   2,638           $  5,354         $  5,292

Other comprehensive income:
Change in unrealized gains (losses) on securities
   available for sale, net of tax of $1,447 and $53 for
   the three months ended June 30, and $1,446 and $190
   for the six months ended June 30                               (2,434)              89             (2,431)            (320)
Reclassification adjustment for (gains) losses on securities available for sale included in net income, net of
   tax of $6 and $8 for the three months ended June 30
   and $20 and $8 for the six months ended June 30                    11               12                (33)              12

Minimum pension liability adjustment, net of tax                       -                -                  -                -
                                                              --------------    ---------------    -------------    ---------------

      Other comprehensive income                                  (2,423)             101             (2,464)            (308)
                                                              --------------    ---------------    -------------    ---------------

      Total comprehensive income                               $     330         $  2,739           $  2,890         $  4,984
                                                              ==============    ===============    =============    ===============

The accompanying notes are an integral part of these financial statements.

                                      FIRST M & F CORPORATION AND SUBSIDIARY

                                  Consolidated Statements of Stockholders' Equity
                                      Six Months Ended June 30, 2004 and 2003
                                                    (Unaudited)
                                         (In Thousands, Except Share Data)

                                                                                             Accumulated
                                                       Additional                               Other
                                        Common           Paid-in           Retained         Comprehensive
                                        Stock            Capital           Earnings             Income              Total
                                     -------------    --------------     -------------     -----------------    ---------------
January 1, 2003                       $    22,935       $    33,260       $    47,585          $   4,430         $   108,210
Net income                                      -                 -             5,292                  -               5,292
Cash dividends ($.50 per share)                 -                 -            (2,317)                 -              (2,317)
146,772 common shares issued
 in exercise of stock options                 734             3,229                 -                  -               3,963
122,354 common shares
 repurchased                                 (612)           (3,442)                -                  -              (4,054)
Net change                                      -                 -                 -               (308)               (308)
                                     -------------    --------------     -------------     -----------------    ---------------
June 30, 2003                         $    23,057       $    33,047       $    50,560          $   4,122         $   110,786
                                     =============    ==============     =============     =================    ===============

January 1, 2004                       $    22,825       $    31,624       $    53,873          $   2,356         $   110,678
Net income                                      -                 -             5,354                  -               5,354
Cash dividends ($.50 per share)                 -                 -            (2,277)                 -              (2,277)
34,321 common shares issued
 in exercise of stock options                 172               741                 -                  -                 913
56,500 common shares
 repurchased                                 (283)           (1,697)                -                  -              (1,980)
Net change                                      -                 -                 -             (2,464)             (2,464)
                                     -------------    --------------     -------------     -----------------    ---------------

June 30, 2004                         $    22,714       $    30,668       $    56,950          $    (108)        $   110,224
                                     =============    ==============     =============     =================    ===============

The accompanying notes are an integral part of these financial statements.

                                      FIRST M & F CORPORATION AND SUBSIDIARY

                                       Consolidated Statements of Cash Flows
                                                    (Unaudited)
                                                  (In Thousands)

                                                                                 Six Months Ended June 30
                                                                                ---------------------------
                                                                                  2004                2003
                                                                                  ----                ----
Cash flows from operating activities:
Net income                                                                      $  5,354            $   5,292
Adjustments to reconcile net income
  to net cash provided by operating activities:
  Depreciation and amortization                                                      960                  987
  Provision for loan losses                                                        3,459                1,882
  Net investment amortization                                                        411                  541
  (Gain) loss on securities available for sale                                       (53)                  20
  Other asset sale (gains)/losses                                                   (125)                 (32)
  Earnings (loss) of noncontrolling joint venture interest                        (1,048)                 192
  Deferred income taxes                                                             (184)                (220)
  (Increase) decrease in:
     Accrued interest receivable                                                     (73)                 152
     Cash surrender value of bank owned life insurance                              (293)                (291)
     Mortgages held for sale                                                         878               (4,553)
     Other assets                                                                   (151)                (741)
  Increase (decrease) in:
     Accrued interest payable                                                         73                 (350)
     Other liabilities                                                               864                  899
                                                                                --------------      ---------------

          Net cash provided by operating activities                               10,072                3,778
                                                                                --------------      ---------------
Cash flows from investing activities:
Purchases of securities available for sale                                       (37,550)             (26,573)
Sales of securities available for sale                                            13,783                2,063
Maturities of securities available for sale                                       12,509               45,963
Net (increase) decrease in:
     Interest bearing bank balances                                               (1,579)               9,903
     Federal funds sold                                                           (1,050)              (6,450)
     Loans                                                                       (14,599)             (52,437)
     Bank premises and equipment                                                  (1,656)                (818)
Proceeds from sales of other real estate and other repossessed assets                581                  737
                                                                                --------------      ---------------
          Net cash used in investing activities                                  (29,561)             (27,612)
                                                                                --------------      ---------------

                                                                                                                (Continued)

                                      FIRST M & F CORPORATION AND SUBSIDIARY

                                       Consolidated Statements of Cash Flows
                                                    (Unaudited)
                                                  (In Thousands)

                                                                       Six Months Ended June 30
                                                                       ---------------------------
                                                                         2004                2003
                                                                         ----                ----
Cash flows from financing activities:
Net increase in deposits                                              $  30,190            $  28,282
Net increase (decrease) in short-term borrowings                          2,434               (8,987)
Proceeds from other borrowings                                           13,400               18,800
Repayments of other borrowings                                          (29,576)             (16,630)
Cash dividends                                                           (2,277)              (2,317)
Common shares issued                                                        913                3,963
Common shares repurchased                                                (1,980)              (4,054)
                                                                       ------------        -------------

          Net cash provided by financing activities                      13,104               19,057
                                                                       ------------        -------------
          Net decrease in cash and due from banks                        (6,385)              (4,777)

Cash and due from banks at January 1                                     39,849               43,329
                                                                       ------------        -------------
Cash and due from banks at June 30                                     $ 33,464             $ 38,552
                                                                       ============        =============

Total interest paid                                                    $  8,070             $  9,725
Total income taxes paid                                                   2,072                2,363

Transfers of loans to foreclosed property                                 1,794                  754
                                                                       ============        =============

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

                                                          Three Months Ended June 30               Six Months Ended June 30
                                                          --------------------------              -------------------------
                                                           2004                2003               2004                2003
                                                           ----                ----               ----                ----
Net income, as reported                                 $   2,753           $    2,638        $    5,354         $    5,292
Less: Total stock-based employee compensation
    expense determined under fair value method
    for all awards, net of related tax effects                  2                   21                24                 42
                                                      ---------------     ---------------     --------------    -----------------

Pro forma net income                                    $   2,751           $    2,617        $    5,330         $    5,250
                                                      ===============     ===============     ==============    =================

Earnings per share:
  Basic - as reported                                   $     .60           $      .57        $     1.17         $     1.14
  Basic - pro forma                                           .60                  .56              1.17               1.13

  Diluted - as reported                                       .60                  .57              1.17               1.14
  Diluted - pro forma                                         .60                  .56              1.16               1.13
                                                      ===============     ===============     ==============    =================

                                  FIRST M & F CORPORATION AND SUBSIDIARY

                                Notes to Consolidated Financial Statements
                                    (In Thousands, Except Share Data)
Note 2 (Continued)

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option pricing model.

The following table is a summary of outstanding options and weighted average exercises.

                                                 Six Months Ended June 30
                                                 ------------------------
                                        2004                                  2003
                                        ----                                  ----
                              Number             Price              Number             Price
                              ------             -----              ------             -----
January 1                     174,406         $  29.55             319,752          $  28.31
Exercised                     (34,321)           26.60            (146,772)            27.00
Expired                       (10,000)           35.75                   -                 -
Granted                         2,500            34.73               2,500             38.00
                           --------------     ------------       ------------       ------------
June 30                       132,585         $  29.97             175,480          $  29.54
                           ==============     ============       ============       ============
Note 3: Allowance for Loan Losses

The following table is a summary of the activity in the Allowance for Loan Losses for the first six months of 2004 and 2003.

                                                                    Six Months Ended June 30
                                                                    ------------------------
                                                                 2004                      2003
                                                                 ----                      ----
Balance at January 1                                         $  10,891                 $  10,258

Loans charged off                                               (3,027)                   (1,992)
Recoveries                                                         469                       274
                                                            --------------            --------------
    Net charge-offs                                             (2,558)                   (1,718)
                                                            --------------            --------------
Provision for loan losses                                        3,459                     1,882
                                                            --------------            --------------
Balance at June 30                                           $  11,792                 $  10,422
                                                            ==============            ==============

Note 4:  Earnings Per Share

                                               Three Months Ended June 30              Six Months Ended June 30
                                               --------------------------              ------------------------
                                                 2004              2003                 2004               2003
                                                 ----              ----                 ----               ----
Net income                                   $   2,753         $    2,638            $    5,354         $    5,292
                                            ===========       ============         ============        ============
Weighted average shares outstanding           4,556,375         4,639,631             4,560,800          4,632,908
Add dilutive effect of outstanding options       14,345            31,069                17,034             22,005
                                            -----------       ------------         ------------        ------------
    Adjusted dilutive shares outstanding      4,570,720         4,670,700             4,577,834          4,654,913
                                            ===========       ============         ============        ============

Earnings per share:
    Basic                                    $      .60        $      .57           $     1.17          $     1.14
    Diluted                                         .60               .57                 1.17                1.14
                                            ===========       ============         ============        ============

Stock options not included in adjusted
    shares due to anti-dilutive effect              403               153                  302                 326

                                  FIRST M & F CORPORATION AND SUBSIDIARY

                                Notes to Consolidated Financial Statements
                                    (In Thousands, Except Share Data)
Note 5: Goodwill and Other Intangible Assets

Following is a summary of intangible assets, net of accumulated amortization, included in the Consolidated Statements of Condition:

                                                                                               Customer
                                                                               Core            Renewal           Noncompete
                                                          Goodwill           Deposits           Lists            Agreements
                                                       ------------      -------------      -------------      -------------
Balance at December 31, 2002                           $    16,348            $    81           $    317           $   206
Amortization expense                                             -                (40)               (14)              (14)
                                                       ------------      -------------      -------------      -------------
Balance at June 30, 2003                               $    16,348            $    41           $    303           $   192
                                                       ============      =============      =============      =============
Balance at December 31, 2003                           $    16,348            $    21           $    289           $   179
Amortization expense                                             -                (21)               (14)              (14)
                                                       ------------      -------------      -------------      -------------

Balance at June 30, 2004                               $    16,348            $     -           $    275           $   165
                                                       ============      =============      =============      =============

Amortization expense related to intangible assets is expected to be $27 thousand for the remainder of 2004. Amortization expense is expected to be $55 thousand per year for the years 2005 through 2009.

Note 6: Defined Benefit Pension Plan

As discussed in Note 10 to the December 31, 2003 financial statements, the Bank has a defined benefit pension plan covering substantially all full time employees of the Bank and its subsidiaries. The following is a summary of the components of net periodic benefit costs for the three and six month periods ended June 30, 2004 and 2003:

                                                         Three Months Ended June 30               Six Months Ended June 30
                                                      -------------------------------      ----------------------------------
                                                          2004              2003               2004                 2003
                                                          ----              ----               ----                 ----
Service cost                                           $      -         $       -           $      -              $     -
Interest cost                                               117               122                234                  244
Expected return on plan assets                             (125)             (105)              (249)                (210)
Amortization of transition asset                             (2)               (2)                (4)                  (4)
Amortization of prior service costs                          (9)               (9)               (18)                 (18)
Recognized actuarial (gain) loss                             56                53                110                  105
                                                      -------------     --------------     --------------        ------------
Net pension cost                                       $     37         $      59           $     73              $   117
                                                      =============     ==============     ==============        ============

The Company disclosed in Note 10 to the December 31, 2003 financial statements that it expected to make $400 thousand in contributions in 2004. The Company did not make any contributions to the pension plan during the first six months of 2004. The Company does expect to make $400 thousand in contributions into the plan during the remainder of 2004.

Other liabilities on the Consolidated Statements of Condition include an accrued benefit liability of $2.918 million at December 31, 2003 and June 30, 2004 and for $2.899 million at June 30, 2003 related to the deficit funded status of the Company’s defined benefit pension plan.

                                  FIRST M & F CORPORATION AND SUBSIDIARY

                                Notes to Consolidated Financial Statements
                                    (In Thousands, Except Share Data)
Note 7: Other Borrowings

The following is a summary of other borrowings at June 30, 2004 and 2003:

                                                                                2004               2003
                                                                                ----               ----
Company's line of credit in the amount of $15,000,000, renewable annually; secured by approximately 29% of the Bank's common
stock; interest payable annually at .75% below the lender's base rate       $    6,292          $   7,592

Bank's advances from Federal Home Loan Bank of Dallas, net of
unamortized purchase accounting adjustments of $107 and $735                    99,672             65,828
                                                                            --------------     --------------
                                                                            $  105,964          $  73,420
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

Independent Registered Public Accounting Firm's Review Report

The Board of Directors
First M & F Corporation
Kosciusko, Mississippi

We have reviewed the accompanying consolidated statements of condition of First M & F Corporation and subsidiary as of June 30, 2004 and 2003, and the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2004 and 2003, and the related consolidated statements of stockholders’ equity and cash flows for the six-month periods ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with U. S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated statement of condition of First M & F Corporation and subsidiary as of December 31, 2003, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein) and in our report dated January 30, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of condition as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.

/s/  Shearer, Taylor & Co., P.A.

Ridgeland, Mississippi
July 21, 2004

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

Forward Looking Statements

Certain of the information included in this discussion contains forward looking financial data and information that is based upon management’s belief as well as certain assumptions made by, and information currently available to management. Specifically, this discussion includes statements with respect to the adequacy of the allowance for loan losses, the effect of legal proceedings against the Company’s financial condition, results of operations and liquidity, and market risk disclosures. Should one or more of these risks materialize or the assumptions prove to be significantly different, actual results may vary from those estimated, anticipated, projected or expected. For instance, if the economy deteriorated and real estate values became depressed, the approximately 77% of the Company’s loan portfolio that is secured by real estate could come under stress, thus possibly requiring additional loan loss accruals. The Company may not be able to dispose of its foreclosed real estate at prices above the properties’ carrying values, thus causing additional losses. The Company may sustain additional losses if collateral and receivables foreclosed on by its majority-owned factoring venture cannot be recovered at their carrying values. Unfavorable judgments in excess of accrued liabilities related to ongoing litigation may result in additional expenses. Unanticipated catastrophic loss claims could occur that would reduce or eliminate the profit sharing revenues of the insurance agencies. Such claims may also affect the availability of insurance products for certain classes of customers, thereby reducing commission revenues available to the agencies. A severe slowing of the economy may affect the ability of the Company’s customers to make timely loan payments, or may cause customers to use up deposit balances, thereby causing a strain on the Company’s liquidity. A much steeper than anticipated increase in interest rates could cause the Company’s net interest margins to decrease, thereby decreasing net interest revenues. Mortgage originations, and therefore mortgage revenues, would be hurt by steeply rising interest rates. A poor stock market could reduce brokerage transactions, therefore reducing investment brokerage revenues. An unanticipated increase in inflation could cause the Company’s operating costs related to salaries, technology, supplies and property taxes to increase. Unforeseen new competition from outside the traditional financial services industry could constrain the Company’s ability to price its products profitably. Investments in the portfolio of the Company’s pension plan may not provide adequate returns to fund the accumulated and projected plan obligations, thus causing higher annual plan expenses and requiring additional contributions by the Company. These examples are not intended to be exhaustive, and describe events, circumstances and contingencies that may never materialize. Nevertheless, the reader is cautioned that such types of occurrences, usually outside of the control of the Company, may cause financial results to be different than the reader or the Company’s management had originally estimated.

Financial Summary

Net income for the second quarter of 2004 was $2.753 million, or $.60 basic and diluted per share as compared to $2.638 million, or $.57 per share for the same period in 2003. The results for the year-to-date periods ended June 30, 2004 and 2003 showed the same trend as basic and diluted earnings per share increased to $1.17 in 2004 from $1.14 in 2003. The major factor behind the increases was the loan growth that occurred throughout 2003 and the resulting increase in net interest income. Although the net interest margin for the second quarter of 2004 was 4.19% as compared to 4.26% for the second quarter of 2003, the Company earned more net interest income in the second quarter of 2004 than in the second quarter of 2003 because of the higher loan balances. Another positive factor in the earnings per share growth was the Company’s stock buy-back program in 2003 and again in 2004.

                                         FIRST M & F CORPORATION

Highlights for the first two quarters of 2003 and 2004 are as follows:

•        Opened a loan production office in a rented location in Olive Branch in February, 2003, expanding to full service branch capabilities in June, 2003
•        Loans outstanding in Desoto County increased from $37.553 million at December 31, 2002 to $73.900 million at December 31, 2003
•        Currently building an additional branch location in Southaven
•        Currently building a new branch location in Olive Branch to replace the rented office space
•        Opened M & F Business Credit, Inc., a wholly owned asset-based lending subsidiary, in Memphis, Tennessee in April, 2003
•        M & F Business Credit, Inc. had loans outstanding of $6.815 million at December 31, 2003 and $5.633 million at June 30, 2004
•        Opened a fourth branch near the North Mississippi Regional Medical Center in Tupelo in July, 2003
•        Opened a fourth branch in Rankin County at Flowood in February, 2004
•        Plan to add another Rankin County branch and an additional branch in Ridgeland within the next 12 months
•        Leased office space in Jackson in July, 2004 and have filed an application to establish a full-service branch
•        Plan to add a new location which will house a branch facility and several fee-generating services in
         Madison within the next 12 months
•        Started a Treasury Services department in June, 2003 to provide focused electronic banking, lockbox, and other cash management services to our business customers
•        Replaced the electronic banking product in May, 2004 with a flexible, technologically superior product
•        Nonperforming loans were down by $3.422 million in the second quarter of 2004 from the first quarter of
         2004.

The following table shows the quarterly net loan, non-interest bearing deposit, and interest bearing deposit growth for 2003 and 2004.

(Net change, in thousands)
                                                     Non-Interest                          Interest
      Quarter               Loans                  Bearing Deposits                    Bearing Deposits
--------------------- ------------------        ------------------------           -------------------------
1st Qtr 2003             $  21,228                  $     2,084                        $    33,597
2nd Qtr 2003                28,586                       16,672                            (24,071)
3rd Qtr 2003                45,891                       (8,894)                           (34,761)
4th Qtr 2003                 6,900                       11,414                                161
1st Qtr 2004                   (93)                      (7,296)                            39,059
2nd Qtr 2004                10,354                       11,261                            (12,834)

The following table shows the quarterly net interest income, loan loss accruals, non-interest income and non-interest expense amounts for 2003 and 2004.

(Net amount, in thousands)
                                                                        Adjusted              Adjusted
                           Net Interest           Loan Loss           Non-Interest          Non-Interest
       Quarter                Income               Accruals            Income (1)            Expense (2)
----------------------- -------------------     ---------------     -----------------     ------------------
1st Qtr 2003               $   9,524              $     920            $    3,377            $     8,160
2nd Qtr 2003                   9,777                    962                 3,638                  8,585
3rd Qtr 2003                  10,339                    960                 3,808                  9,136
4th Qtr 2003                  10,421                    960                 3,527                  8,851
1st Qtr 2004                  10,241                  2,460                 3,936                  8,977
2nd Qtr 2004                   9,979                    999                 3,738                  8,891

(1)   Non-interest income excluding securities gains (losses) of $(1) in 1 Qtr 2003, $(19) in 2 Qtr 2003, $1 in
      3 Qtr 2003, $26 in 4 Qtr 2003, $70 in 1 Qtr 2004 and $(17) in 2 Qtr 2004.
(2)   Non-interest expenses excluding noncontrolling interest in joint venture earnings (loss) of $96 in 1 Qtr
      2003, $96 in 2 Qtr, 2003, $78 in 3 Qtr 2003, $119 in 4 Qtr 2003, $(893) in 1 Qtr 2004 and
      $(155) in 2 Qtr 2004.

                                         FIRST M & F CORPORATION

The following table shows the components of diluted earnings per share for the first two quarters of
2004 and 2003:

                                     2nd Quarter 2004        1st Quarter 2004       2nd Quarter 2003         1st Quarter, 2003
                                    --------------------    -------------------    --------------------     ---------------------
Net interest income                   $         2.19          $         2.24         $         2.10           $         2.05
Loan loss expense                                .22                     .54                    .21                      .20
Noninterest income                               .81                     .87                    .77                      .73
Noninterest expense                             1.91                    1.76                   1.86                     1.78
                                    --------------------    -------------------    --------------------     ---------------------
Net income before taxes                          .87                     .81                    .80                      .80
Income taxes                                     .27                     .24                    .23                      .23
                                    --------------------    -------------------    --------------------     ---------------------
Net income                            $          .60          $          .57         $          .57           $          .57

The following table shows performance ratios for the first two quarters of 2004 and 2003:

                                     2nd Quarter 2004        1st Quarter 2004       2nd Quarter 2003         1st Quarter, 2003
                                    --------------------    -------------------    --------------------     ---------------------
Net interest margin                             4.19%                   4.24%                  4.26%                    4.12%
Efficiency ratio                               62.16                   55.36                  63.02                    62.17
Return on assets                                1.01                     .94                   1.00                     1.00
Return on equity                                9.87                    9.29                   9.45                     9.63
Noninterest income to avg. assets               1.36                    1.45                   1.37                     1.28
Noninterest income
 to revenues (1)                               27.16                   28.12                  27.00                    26.17
Noninterest expense to avg assets               3.20                    2.93                   3.29                     3.12
Salaries and benefits to total
  noninterest expense                          56.39                   61.18                  53.15                    52.33
Nonperforming loans to loans                     .66                    1.11                    .62                      .78
Annualized net charge offs as a
  percent of average loans                       .08                    1.23                    .53                      .46

(1) Revenues equal net interest income before loan loss expense, plus noninterest income.

The following table shows revenue related performance statistics for the first two quarters of 2004 and
2003:

(Amounts in thousands)
                                     2nd Quarter 2004        1st Quarter 2004       2nd Quarter 2003         1st Quarter, 2003
                                    --------------------    -------------------    --------------------     ---------------------
Mortgage originations                   $     21,942             $    14,987            $    17,445              $    11,091
Commissions from annuity sales                   130                      63                     75                       66
Trust revenues                                    66                      69                     56                       32
Retail investment revenues                        59                      41                     19                       13
Revenues per FTE employee                         30                      32                     32                       31
Agency commissions per agency
  FTE employee (1)                                18                      18                     20                       18

(1) Agency commissions are property, casualty, life and health commissions produced by the insurance agency personnel.

The following table shows additional statistics for the Company at the end of the first two quarters of
2004 and 2003:

                                     2nd Quarter 2004        1st Quarter 2004       2nd Quarter 2003         1st Quarter, 2003
                                    --------------------    -------------------    --------------------     ---------------------
Full-time equivalent employees                   460                     445                    428                      413
Number of noninterest-bearing
  deposit accounts                            30,410                  30,014                 29,379                   28,942

FIRST M & F CORPORATION

Net Interest Income

Net interest income before loan loss expenses for the second quarter of 2004 was $9.979 million as compared to $9.777 million for the same period in 2003. Net interest income for the first half of 2004 was $20.220 million as compared to $19.301 million for the same period in 2003. Earning asset yields decreased from the second quarter of 2003 through 2004. However, liability costs also decreased by 24 basis points from the second quarter of 2003 to the second quarter of 2004. This decrease was not enough to offset the decrease in earning asset yields, thus producing a 5 basis point decrease in interest spreads from the second quarter of 2003 to the same quarter in 2004. Average earning assets grew significantly from the second quarter of 2003 to the second quarter of 2004, dominated by loan portfolio growth. Average borrowings were much higher in the second quarter of 2004 than in the second quarter of 2003, although borrowing costs decreased over the period.

The Company produced excellent loan growth year-over-year, especially in the Tupelo and Desoto County markets. Although loan yields have fallen through 2003 and 2004, the increased loan volumes have helped to support net interest margins and increase net interest income. Also, the Company used borrowings during 2003 as a lower cost alternative to funding loans with maturities extending to five (5) years and beyond. During 2004, Management refinanced certain of the borrowings to lock in funding costs, which increased costs currently. However, if interest rates increase over the next 12 months, these borrowings will provide an economic benefit. The Company also increased average noninterest-bearing deposit balances from the second quarter of 2003 to the second quarter of 2004. Incentive programs were used internally during the fourth quarter of 2003 and again in the first quarter of 2004 to build noninterest-bearing deposits, as Management sees these as critical funding sources for future balance sheet growth. The Company also used special certificate of deposit campaigns during 2003 and through the first half of 2004 to build time deposits that had moved due to rate competition. During the latter half of 2002 and much of 2003 the Company maintained a very conservative pricing strategy with respect to certificates of deposit, offering rates that were generally lower than the median of rates offered in its markets. This strategy helped to grow the net interest margins through 2002 and supported margins during 2003 and 2004 as earning asset yields fell. However, the strategy naturally displaced certificates of deposit, requiring the Company to use borrowed funds and investment securities cash flows to support its loan growth. Management began in 2003 to focus on deposit growth as its primary source of funding, with borrowings being a secondary source, in a strategic effort to provide stable, core deposit relationships and to add customers who would use other bank services.

Management believes that interest rates will increase over the next twelve months. Therefore, net interest margins may decrease over time. However, as loan growth continues in its economically stronger markets, the Company plans to produce loan volumes sufficient to grow net interest income and take advantage of the repricing opportunities that higher interest rates would provide.

The following table shows the components of the net interest margin for the first two quarters of 2004 and 2003:

                                                     Yields/Costs                                    Yields/Costs
                                                     ------------                                    ------------
                                       2nd Quarter, 2004       1st Quarter, 2004       2nd Quarter, 2003      1st Quarter, 2003
                                      --------------------     ------------------     --------------------    -------------------
Interest bearing bank balances                1.40%                    1.13%                  1.60%                   1.23%
Federal funds sold                             .93                      .88                   1.15                    1.11
Taxable investments                           4.08                     4.34                   4.40                    4.49
Tax-exempt investments                        6.60                     6.64                   6.96                    7.07
Loans held for investment                     6.23                     6.31                   6.74                    6.87
                                      --------------------     ------------------     --------------------    -------------------
  Earning asset yield                         5.86                     5.85                   6.15                    6.14

NOW & MMDA                                     .66                      .66                   1.09                    1.31
Savings                                       1.28                     1.28                   1.68                    1.83
Certificates of deposit                       2.36                     2.33                   2.74                    2.87
Short-term borrowings                         3.55                     3.26                   3.53                    3.19
Other borrowings                              4.19                     3.69                   4.76                    4.49
                                      --------------------     ------------------     --------------------    -------------------
  Cost of interest-bearing liabilities        1.94                     1.86                   2.18                    2.32
                                      --------------------     ------------------     --------------------    -------------------

Net interest spread                           3.92                     3.99                   3.97                    3.83
Effect of non-interest bearing deposits        .24                      .21                    .24                     .24
Effect of leverage                             .03                      .03                    .05                     .05
                                      --------------------     ------------------     --------------------    -------------------
  Net interest margin, tax-equivalent         4.19                     4.24                   4.26                    4.12
  Less: Tax equivalent adjustments:
       Investments                             .13                      .14                    .15                     .15
       Loans                                   .01                      .01                    .01                     .01
                                      --------------------     ------------------     --------------------    -------------------
  Reported book net interest margin           4.05%                    4.09%                  4.10%                   3.96%

                                         FIRST M & F CORPORATION

The following table shows average balance sheets for the first two quarters of 2004 and 2003:

(Amounts in thousands)

                                       2nd Quarter, 2004       1st Quarter, 2004       2nd Quarter, 2003      1st Quarter, 2003
                                      --------------------     ------------------     --------------------    -------------------
Interest bearing bank balances            $      6,385            $     10,290          $       9,197           $     13,680
Federal funds sold                              12,724                  31,348                 26,672                 38,257
Taxable investments                            133,843                 128,433                161,740                172,054
Tax-exempt investments                          53,985                  53,973                 54,500                 53,778
Loans held for investment                      779,171                 776,637                702,409                683,674
                                      --------------------     ------------------     --------------------    -------------------
  Earning assets                               986,108               1,000,681                954,518                961,443
Other assets                                   104,726                 103,950                100,087                 95,371
                                      --------------------     ------------------     --------------------    -------------------
  Total assets                            $  1,090,834            $  1,104,631          $   1,054,605           $  1,056,814

NOW & MMDA deposits                            281,508                 295,986                310,604                309,185
Savings deposits                                86,969                  87,687                 90,902                 92,947
Certificates of deposit                        358,633                 351,722                348,725                347,653
Short-term borrowings                           15,283                  18,005                 15,329                 20,953
Other borrowings                               106,464                 116,096                 63,746                 68,341
                                      --------------------     ------------------     --------------------    -------------------
  Interest-bearing liabilities                 848,857                 869,496                829,306                839,079
                                      --------------------     ------------------     --------------------    -------------------
Noninterest-bearing deposits                   121,844                 113,517                104,840                 98,598
Other liabilities                                8,591                   9,668                  8,798                  8,889
Stockholders' equity                           111,542                 111,950                111,661                110,248
                                      --------------------     ------------------     --------------------    -------------------
  Liabilities and stockholders' equity    $  1,090,834            $  1,104,631          $   1,054,605           $  1,056,814

Loans to earning assets                          79.01%                  77.61%                 73.59%                 71.11%
Loans to assets                                  71.43%                  70.31%                 66.60%                 64.69%
Earning assets to assets                         90.40%                  90.59%                 90.51%                 90.98%
Noninterest-bearing deposits to assets           11.17%                  10.28%                  9.94%                  9.33%
Equity to assets                                 10.23%                  10.13%                 10.59%                 10.43%

The following table shows average market interest rates during the first two quarters of 2004 and 2003:

                                       2nd Quarter, 2004       1st Quarter, 2004       2nd Quarter, 2003      1st Quarter, 2003
                                      --------------------     ------------------     --------------------    -------------------
3 month Treasury                              1.10%                     .93%                  1.06%                   1.18%
1 year Treasury                               1.78                     1.22                   1.15                    1.30
5 year Treasury                               3.72                     2.99                   2.57                    2.91
10 year Treasury                              4.60                     4.02                   3.62                    3.92
Prime                                         4.00                     4.00                   4.24                    4.25
10-year minus 3 month spread                  3.50                     3.09                   2.56                    2.74
                                      --------------------     ------------------     --------------------    -------------------

The following are prime rate changes
  since November, 2002:                  Changed from:            Changed to:
                                         -------------            -----------
November 7, 2002                            4.75%                    4.25%
June 27, 2003                               4.25%                    4.00%
July 1, 2004                                4.00%                    4.25%

The above interest rates were derived from the Federal Reserve’s FRED® economic database. The Treasury rates are all constant maturity calculations.

The Federal Reserve changed its targeted Fed funds rate from 1.00% to 1.25% on June 30, 2004, thus indicating that it was prepared to increase interest rates with improvements in economic conditions as a brake on inflationary pressures. The increase in the prime rate should initially improve earning asset yields during 2004. However, higher short-term rates will put increasing pressure on deposit pricing, thus potentially increasing the Company’s cost of funds over time.

FIRST M & F CORPORATION

Provision for Loan Losses

The provision for loan losses for the second quarter of 2004 was $999 thousand as compared to $962 thousand for the second quarter of 2003. The provision for the first half of 2004 was $3.459 million as compared to $1.882 million in the second quarter of 2003. The provision includes $1.5 million of additional accruals related to a $2.0 million loan loss incurred in a 51% owned accounts receivable factoring company. The factoring company experienced a significant deterioration in one account with a balance of approximately $3.5 million. The factoring company charged off $2.0 million of the account balance in the first quarter and placed the remaining $1.5 million on nonaccrual status. The remaining balance at June 30 was approximately $1.0 million, which the factoring company expects to collect. Bank personnel are monitoring the collection of the receivables and other collateral in an effort to protect the Company from any further potential losses. The allowance for loan losses as a percentage of loans was 1.49% at June 30, 2004, 1.40% at December 31, 2003, and 1.42% at June 30, 2003. Net charge-offs were $165 thousand for the second quarter of 2004 as compared to $934 thousand for the second quarter of 2003.

Nonperforming loans as a percentage of loans declined to .66% at June 30, 2004 from 1.11% at March 31, 2004. Management believes that the positive trend in loan quality is sustainable, given a stable economy. Management stratifies and reviews certain sectors of the portfolio to detect if there are weaknesses related to economic, environmental or other customer-specific factors. The Company’s loan review personnel also monitor portfolios by geographic sector to address local credit issues expeditiously.

Management has decided to reduce the quarterly provision for loan losses starting in the third quarter by approximately $210 thousand based on the following factors. First, the net charge off percentage was .08% for the second quarter of 2004, indicating a positive trend. Second, excluding the nonaccrual loan in the factoring joint venture, nonperforming loans as a percentage of loans at June 30, 2004 was .54%. This is the lowest nonperforming loan percentage since the third quarter of 2002. Management believes that the joint venture credit will be ultimately collected, but the venture has also established an allowance that adequately covers any possible losses if the full amount of the remaining credit is not collectible. Given management’s assessment of the present quality of loans, its expectations for loan performance in the foreseeable future, and the magnitude of the allowance for loan losses, a reduction of the ongoing provision to a more reasonable estimate is warranted.

Non Interest Income

Noninterest income, excluding securities transactions, for the second quarter of 2004 was $3.738 million as compared to $3.638 million for the same period in 2003. Noninterest income, excluding securities transactions, for the first half of 2004 was $7.674 million as compared to $7.015 million for the first half of 2003. Deposit income was up due primarily to fees generated from debit card transactions. Service charges on deposit accounts remained flat, even though the number of noninterest bearing deposit accounts increased by over one thousand accounts from June 30, 2003 to June 30, 2004. The Company has promoted its free checking product during 2003 and 2004, contributing to the lack of service charges. Although the free checking accounts generally produce overdraft fee income, this component of revenues has remained relatively flat comparing the first half of 2004 to the first half of 2003. Mortgage income has improved in spite of an unfavorable interest rate environment due to the addition of mortgage lending personnel in new markets in Desoto and Rankin counties. Agency commission income has flattened out as pricing has become more competitive for property and casualty products. The Company has embarked upon a strategy to place more insurance agents in Bank locations to provide convenience for customers, and increase production. Improved retail brokerage and trust capabilities have resulted in revenue increases in the second quarter of 2004 and the first half of 2004 over comparable periods. The Company is committed to building these services as customers become more financially sophisticated. The retail brokerage function assumed the management of the Bank’s annuity sales program in the second half of 2003, focusing sales efforts and resulting in annuity sales that exceeded $6.5 million in the first half of 2004. The Company had $6.1 million in annuity sales for the entire year of 2003. Treasury and electronic banking services are becoming an important part of the commercial customer relationship as these revenues grew by over 50% from the first half of 2003 to the first half of 2004. Although treasury services revenues are still at a low, start-up level, the Company has committed personnel to the long-term growth of this area. Other income was up in 2004 primarily due to contingency income received by the property and casualty insurance business. Contingency revenues, based upon new business and claims experience, were $276 thousand in 2004 as compared to $122 thousand for the first half of 2003.

Securities gains of approximately $70 thousand were incurred to restructure part of the investment portfolio. Approximately $6.7 million of mortgage-backed securities were sold and replaced with corporate securities. This was done to match the investments more closely with their funding sources.

The Company has a strategy to increase noninterest revenues as a proportion of total revenues over time. Increased noninterest revenues would contribute to a more stable revenue base, mitigating the income statement effects of changing interest rates.

FIRST M & F CORPORATION

Non Interest Expense

Non-interest expenses, excluding noncontrolling joint venture interests, were up by 3.56% in the second quarter of 2004 as compared to 2003, and up by 6.71% for the first half of 2004 as compared to the same period in 2003. Salary and benefit expenses produced the largest increases with a 7.52% increase in the second quarter over last year and a 10.89% increase in the first half of 2004 over the comparable period in 2003. The Company added four (4) commercial lending positions, 18 other branch staff, and nine (9) non-branch retail and commercial positions between June, 2003 and June, 2004. The increases occurred (1) in Rankin County, where a new branch was opened in Flowood in March of 2004, (2) in Tupelo, where a new branch was opened in July of 2003, (3) in the addition of mortgage producers in 2003 and 2004, (4) in the treasury services area which was started in the first quarter of 2003, and in various other branch lending and sales positions.

Marketing and business development expenses were up in the second quarter and first half of 2004 as compared to the related periods in 2003 due to three factors. During the first quarter of 2004, expenses were up due to spending on a deposit campaign as well as an image campaign. Spending was also up due to grand opening and other branch promotion expenses in the first half of 2004. Finally, the Bank paid for several sponsorships in 2004 that offered advertising opportunities related to community events and programs.

The $1.048 million negative balance in noncontrolling joint venture losses is the amount of losses, primarily the result of a $2.0 million loan loss, attributable to the other minority owner in the factoring venture. Excluding the additional loan loss accruals, the joint venture contributed approximately $122 thousand in earnings for each partner for the first half of 2004.

As the Company continues to expand in strong economic markets, higher personnel costs will result. However, the Company will expand in those areas and into businesses that will provide a return in excess of its hurdle rate of return on capital.

Income Taxes

Income taxes for the first half of 2004 increased by 5.90% over the first half of 2003, due primarily to an increase in taxable earnings. The effective tax rates for 2004 and 2003 were 30.18% and 29.22% respectively. The increasing trend is due to the higher percentage of taxable revenues to total revenues over time as the Company continues to build the loan portfolio as a percentage of total earning assets. The Company recently concluded an examination of the final return filed by Community Federal Bancorp prior to its acquisition by the Company. Based upon the proposed adjustments, management estimates that taxes of approximately $160 thousand will be due.

Assets and Liabilities

Assets were up by 1.45% in the first six months of 2004 as compared to 2.40% in the first six months of 2003. Total assets were up by 3.01% from June 30, 2003. Investments increased by 3.75% in the first six months of 2004 and declined by 9.43% during the first six months of 2003. The Company increased investments during the first quarter of 2004 in corporate securities by $5.3 million, while increasing agency securities and mortgage-backed securities by approximately $2.0 million each. During the second quarter of 2004 the Company increased investments in municipal securities by $1.4 million as an investment in the communities that it serves, and to add quality, tax-exempt investments to the portfolio. The Company also increased mortgage-backed securities during the second quarter by $2.6 million to provide better current yields and liquidity. Deposits grew by 3.87% in the first quarter of 2004 and remained flat for the second quarter. Low loan demand during the first quarter of 2004 and much of the second quarter created the liquidity that allowed the Company to increase the investment portfolio. Strong loan growth during the first two quarters of 2003 required the use of cash flows from the investment portfolio as well as from deposit sources. Loans began to grow toward the last half of June, providing an increase for the second quarter of 2004 after decreasing during the first quarter. For the first half of 2004, loan growth was strong in DeSoto, Lee, Lafayette and Bolivar counties. Growth was weak in Madison, Rankin and Holmes counties. Loans as a percent of total assets were 72.16% at June 30, 2004 as compared to 72.26% at December 31, 2003 and 68.40% at June 30, 2003. Management believes that one of the keys to the Company’s future success will be to expand into markets that are vital economically and can provide high loan demand. Much of the Company’s loan growth over the past year has been achieved in the commercial and real estate sectors. Management expects that trend to continue.

FIRST M & F CORPORATION

The following table shows loans held for investment by type as of June 30, 2004, December 31, 2003, and June 30, 2003.

                                     June 30, 2004                     December 31, 2003                June 30, 2003
                                    ------------------               -----------------------           -----------------
Commercial real estate                 $   380,743                           $   370,559                    $   323,949
Residential real estate                    228,030                               232,437                        230,674
Other commercial                           119,222                               108,612                         97,599
Consumer                                    57,622                                63,740                         69,455
Other loans                                  3,824                                 3,832                          4,712
                                    ------------------               -----------------------           -----------------
  Total                                $   789,441                           $   779,180                    $   726,389

Deposits increased by 3.68% in the first half of 2004 as compared to 3.43% during the first half of 2003. Deposits grew by $31.763 million in the first quarter of 2004 and then decreased by $1.573 million during the second quarter. Municipality deposits grew by $27.626 million in the first quarter of 2004 and decreased by $6.055 million during the second quarter. Much of the retail growth in the first quarter of 2004 occurred in money market deposits and certificates of deposit. Deposits grew by $35.681 million in the first quarter of 2003, followed by a decrease of $7.399 million in the second quarter. Municipality deposits accounted for over 80% of the deposit growth during the first half of 2003. The large growth in municipality deposits is a natural trend that occurs during the early months of the year as tax receipts are collected. The funds generally move out during the summer months as spending occurs. Management’s strategic initiative is to build the core customer deposit base and rely less on borrowed funds for meeting loan demand and other cash flow requirements going forward. However, when borrowed funds are less costly than time deposits, the Company will still look to those sources to help maintain the spread between the yield on earning assets and the cost of funds.

The following table shows the deposit mix as of June 30, 2004, December 31, 2003, and June 30, 2003.

                                      June 30, 2004                     December 31, 2003                June 30, 2003
                                    -------------------               -----------------------           -----------------
Noninterest-bearing demand             $   127,156                          $   123,191                     $   120,671
NOW deposits                               155,386                              131,430                         152,638
Money market deposits                      121,463                              135,067                         146,355
Savings deposits                            86,490                               86,794                          89,937
Certificates of deposit                    359,921                              343,744                         342,705
                                    -------------------               -----------------------           -----------------
  Total                                $   850,416                          $   820,226                     $   852,306

The following table shows the mix of municipality deposits as of June 30, 2004, December 31, 2003, and
June 30, 2003.

                                      June 30, 2004                     December 31, 2003                June 30, 2003
                                    -------------------               -----------------------           -----------------
Noninterest-bearing demand             $     4,837                          $     4,594                     $    4,020
NOW deposits                                71,021                               41,665                         69,560
Money market deposits                        8,325                               20,149                         26,692
Savings deposits                               296                                  557                            538
Certificates of deposit                     62,524                               58,467                         43,892
                                    -------------------               -----------------------           -----------------
  Total                                $   147,003                          $   125,432                     $  144,702

Other borrowings decreased by $16.069 million during the first half of 2004 after increasing by $50.891 million over the course of 2003. The increased borrowings in 2003 were used to fund part of the $102.605 million in loan growth that occurred last year. Other borrowings consist of Federal Home Loan Bank (FHLB) borrowings, most of which were originated to fund loan growth. During the first half of 2004, the Company refinanced $13.000 million of FHLB borrowings to lock in funding costs in anticipation of a possible increase in interest rates. The Company also has debt of $6.292 million which was used primarily to repurchase stock, beginning in 1999. Although the Company has repurchased additional shares during 2004, it expects to reduce the borrowings to approximately $5.6 million by the end of 2004.

FIRST M & F CORPORATION

Equity

The Company’s and Bank’s regulatory capital ratios at June 30, 2004, as shown below are in excess of the minimum requirements and qualify the institution as “well capitalized” under the risk-based capital regulations.

                                               First M & F Corporation                 M & F Bank
                                               -----------------------                 ----------
                                                 Amount        Ratio             Amount          Ratio
                                                 ------        -----             ------          -----
Actual:
Total capital                               $   110,224        12.29%         $  112,621         12.90%
Tier 1 capital                                   92,005        11.04%             96,713         11.65%
Leverage                                         92,005         8.57%             96,713          9.01%

For Capital Adequacy Purposes:
Total capital                                    66,698>        8.00%             66,509>         8.00%
Tier 1 capital                                   33,349>        4.00%             33,211>         4.00%
Leverage                                         42,962>        4.00%             42,919>         4.00%

To Be Well Capitalized Under Prompt
    Corrective Action Provisions:
Total capital                                    83,373>       10.00%             83,029>        10.00%
Tier 1 capital                                   50,024>        6.00%             49,817>         6.00%
Leverage                                         53,702>        5.00%             53,649>         5.00%

The Company repurchased 122,354 shares during the first six months of 2003 at an average price of $33.14 per share. The Company also issued 146,772 shares related to the exercise of stock options during the first six months of 2003 at an average exercise price of $27.00 per share. The Company repurchased 56,500 shares during the first six months of 2004 at an average price of $35.05 per share. The Company also issued 34,321 shares related to the exercise of stock options during the first six months of 2004 at an average exercise price of $26.60 per share. The Company expects to continue to repurchase shares during 2004.

Interest Rate Risk and Liquidity Management

Responsibility for managing the Company’s program for controlling and monitoring interest rate risk and liquidity risk and for maintaining income stability, given the Company’s exposure to changes in interest rates, is vested in the asset/liability committee. Appropriate policy and guidelines, approved by the board of directors, govern these actions. Monitoring is primarily accomplished through monthly reviews and analysis of asset and liability repricing opportunities, market conditions and expectations for the economy. Cash flow analyses are also used to project short-term interest rate risks and liquidity risks. Management believes, at June 30, 2004, there is adequate flexibility to alter the current rate and maturity structures as necessary to minimize the exposure to changes in interest rates, should they occur. The Company is currently in a positive gap position for assets and liabilities repricing within the next year. This generally means that for assets and liabilities maturing and repricing within the next 12 months, the Company is positioned for more assets to mature and reprice than it has in liabilities maturing and repricing.

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

The adequacy of the allowance for loan losses is monitored quarterly with provision accruals approved by the Board. Allowance adequacy is dependent on loan classifications by external examiners as well as by internal loan review personnel, past due loans, loan growth and loss history. The allowance as a percentage of loans at June 30, 2004 is comparable to other peer banks.

The following table shows non-performing loans and other assets of the Company:

(Amounts in thousands)
                                                June 30               December 31               June 30
                                                 2004                     2003                    2003
                                                 ----                     ----                    ----
Nonaccrual loans                              $  4,074                $   4,517               $  2,663
Past due 90 days or more and still
  accruing interest                              1,170                    1,531                  1,808
                                             ----------------        ---------------        ----------------
Total non-performing loans                       5,244                    6,048                  4,471
Other real estate                                2,171                      802                  1,116
                                             ----------------        ---------------        ----------------

Total non-performing assets                   $  7,415                $   6,850               $  5,587
                                             ================        ===============        ================

Ratios:
Non-performing loans to loans                     .66%                     .78%                   .62%
Non-performing assets to assets                   .68%                     .64%                   .53%
                                             ================        ===============        ================
Off-Balance Sheet Arrangements

The Company’s primary off-balance sheet arrangements are in the form of loan commitments and operating lease commitments. At June 30, 2004 the Company had $107.883 million in unused loan commitments outstanding. Of these commitments, $67.804 million mature in one year or less. Lines of credit are established using the credit policy of the Company concerning the lending of money.

Letters of credit are used to facilitate the borrowers’ business and are usually related to the acquisition of inventory or of assets to be used in the customers’ business. Letters of credit are generally secured and are underwritten using the same standards as traditional commercial loans. Most standby letters of credit expire without being presented for payment. However, the presentment of a standby letter of credit would create a loan receivable from the Bank’s loan customer. The Bank’s asset-based lending subsidiary uses commercial letters of credit to facilitate the purchase of inventory items by its customers. There were no commercial letters of credit outstanding at the end of the second quarter. At June 30, 2004 the Company had $11.889 million in financial standby letters of credit issued and outstanding.

A liability of $82 thousand is recognized in Other Liabilities related to the obligation to stand ready to perform related to standby letters of credit.

FIRST M & F CORPORATION

In the ordinary course of business the Company enters into rental and lease agreements to secure office space and equipment. The Company has a variety of lease agreements in place, all of which are operating leases. The largest lease obligations are for office equipment and mainframe computer systems.

The Company does not have any variable interest entities or other off-balance sheet vehicles as of June 30, 2004.

The following table summarizes the obligations of the Company:

(Amounts in thousands)
                                                                                Payments Due by Period
                                                                                ----------------------
                                                                         Less                                           More
                                                                        Than 1          1 - 3          3 - 5           Than 5
Contractual Obligations                                  Total           Year           Years          Years            Years
-----------------------                                  -----           ----           -----          -----            -----
Long-term debt                                        $  91,673      $  12,951       $  35,250      $  19,238        $  24,234
Capital lease obligations                                     -              -               -              -               -
Operating leases                                          2,799            809           1,352            605              33
Purchase obligations                                        290            290               -              -               -
Other long-term liabilities                                   -              -               -              -               -
                                                      -----------    -----------     -----------    -----------    --------------
  Total                                               $  94,762      $  14,050       $  36,602      $  19,843        $ 24,267
                                                      ===========    ===========     ===========    ===========    ==============
Critical Accounting Policies

The preparation of the Company’s financial statements requires management to make certain assumptions and critical estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and obligations. Management believes that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.

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

Management of the Company evaluates many factors in determining the estimate for the allowance for loan losses. Historical loan losses by loan type and loan grade are a significant factor in estimating future losses. Management reviews loan quality on an ongoing basis to determine the collectibility of individual loans and reflects that collectibility by assigning loan grades to individual credits. The grades will generally determine how closely a loan will be monitored on an ongoing basis. A customer’s payment history, financial statements, cash flow patterns and collateral, among other factors, are reviewed to determine if the loan has potential losses. Concentrations of credit by loan type and collateral type are reviewed to determine exposures and risks of loss. General economic factors as well as economic factors of individual industries or factors that would affect certain types of loan collateral are reviewed to determine the exposure of loans to economic fluctuations. The Company also has a loan review department that audits types of loans as well as geographical segments to determine credit problems and loan policy violations that require the attention of management. All of these factors are used to determine the adequacy of the allowance for loan losses and adjust its balance accordingly.

The allowance for loan losses is increased by the amount of the provision for loan losses and recoveries of previously charged-off loans. It is decreased by loan charge-offs as they occur when principal is deemed to be uncollectible.

FIRST M & F CORPORATION

Goodwill, intangible assets and related impairments

The policy of the Company is to assess goodwill for impairment at the reporting unit level on an annual basis. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. Accounting standards require management to estimate the fair value of each reporting unit in making an annual assessment of impairment. Management performs this assessment as of January 1 of each year.

Impairment of goodwill is recognized by a charge against earnings and is to be shown as a separate line item in the noninterest expense section of the consolidated statement of income.

The estimate of fair value is dependent on such assumptions as: (1) future cash flows determined from the budget, strategic plan, and forecasts of growth, and (2) discount rates and earnings multiples used to determine the present value of those cash flows. Management uses a model similar to those used to evaluate potential mergers and acquisitions. Testing of the goodwill asset in the first quarters of 2003 and 2004 resulted in no impairment charges.

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

Accounting Pronouncements

In March, 2004, The SEC issued Staff Accounting Bulletin No. 105 (SAB 105). SAB 105 provides guidance for accounting related to loan commitments accounted for as derivative instruments. Generally, interest-rate locks on loans that are to be held for sale are considered derivatives, and therefore accounted for under the guidelines of Statement of Financial Accounting Standards (SFAS) No. 133 and subsequent amendments. SAB 105 specifically prohibits the incorporation of the expected future cash flows related to servicing of the future loan to be considered in the valuation of the rate-lock commitment. The adoption of this statement did not have a material effect on the financial statements.

In March, 2004, the Financial Accounting Standards Board (FASB) approved certain additional provisions of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Applications to Certain Investments.” These revisions require disclosures for cost method investments similar to those previously presented in fiscal 2003 financial statements for investments accounted for under SFAS No. 115. These revisions also clarify the appropriate timing and methodology for evaluating whether an “other-than-temporary” impairment has occurred. The new impairment evaluation and recognition guidance is effective for reporting periods beginning after June 15, 2004.

In October, 2003, the FASB approved the AICPA’s issuance of SOP 03-3, “Accounting for Loans or Certain Debt Securities Acquired in a Transfer”, which modifies the accounting for certain loans that are acquired with evidence of deterioration in credit quality since origination. SOP 03-3 does not allow the excess of contractual cash flows over cash flows expected to be collected to be recognized as a yield adjustment, valuation allowance, or other loss accrual. Therefore, the yield that may be accreted is limited to the excess of cash flows expected to be collected over the acquirer’s initial investment in the loan or security. SOP 03-3 is effective for years beginning after December 15, 2004.

FIRST M & F CORPORATION

In March, 2004, the FASB issued an exposure draft entitled “Share-Based Payment, and Amendment of FASB Statements No. 123 and 95.” This proposed statement would eliminate the ability to account for stock-based compensation using APB No. 25 and require such transactions to be recognized as compensation expense based on their fair values at the date of grant. Companies transitioning to this standard will use the “modified prospective” method whereby the company must recognize share-based compensation expense from the beginning of the year in which the statement is adopted. Companies will recognize the expense that they would have recognized if they had used the fair value method since the effective date of FASB Statement No. 123, which was December 31, 1994. As written, the standard would take effect in 2005. However, the controversy surrounding stock-based compensation accounting, primarily the ability to determine fair values for employee stock options, and the actions of the U. S. House of Representatives to negate the potential standard, make the issuance of a final standard this year very uncertain.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market risk reflects the risk of economic loss resulting from changes in interest rates and market prices. This risk of loss can be reflected in either reduced potential net interest income in future periods or diminished market values of financial assets.

The Company’s market risk arises primarily from interest rate risk, which the asset/liability management committee monitors and manages on a monthly basis. The committee manages the interest rate risks inherent in the loan, investment, deposit and borrowing portfolios of the institution. The asset/liability management committee determines the risk profile of the Company and determines strategies to maintain interest rate sensitivity at a low level. As of June 30, 2004, the institution was in a positive repricing gap position of approximately 19.03% of assets.

Interest rate shock analysis shows that the Company will experience a 10 basis point decrease over 12 months in its net interest margin with an immediate and sustained 100 basis point decrease in interest rates. An immediate and sustained increase in rates of 100 basis points will result in a 6 basis point increase in the net interest margin. The sensitivity of loan yields and a lack of sustainable deposit cost decreases are the primary drivers behind these simulation results.

An analysis of the change in market value of equity shows how an interest rate shock will affect the difference between the market value of assets and the market value of liabilities. With all financial instruments being stated at market value, the market value of equity will increase by .32% with an immediate and sustained decrease in interest rates of 100 basis points. The market value of equity will decrease by 2.59% with an immediate and sustained increase in interest rates of 100 basis points.

The Company had no hedging instruments or other derivative contracts in place at June 30, 2004.

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

As of June 30, 2004 (the “Evaluation Date”), the Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in the Exchange Act Rules. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are sufficiently effective to ensure that material information relating to the Company and required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

The Bank’s insurance agency subsidiary was involved in a suit filed in Holmes County in August, 2003 by 13 plaintiffs alleging damages in connection with the sale and purchase of insurance products. The case has been settled at no cost to the Company.

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

                                         FIRST M & F CORPORATION

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes repurchases of common stock for the program in place during the second quarter of 2004:

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
                                                                                (or Units) Purchased       of Shares (or Units)
                                  Total Number                                       As Part of               That May Yet Be
                                 of Shares (or          Average Price Paid       Publicly Announced         Purchased Under the
          Period                units) Purchased       Per Share (or Unit)        Plans or Programs          Plans or Programs
          ------                ----------------       -------------------        -----------------          -----------------
04/01/04 - 04/30/04 (1)                  -               $          -                        -                     120,000
05/01/04 - 05/31/04                 10,000                      33.97                   10,000                     110,000
06/01/04 - 06/30/04                 10,000                      33.78                   10,000                     100,000

(1)   On April 14, 2004, the Board authorized a program to repurchase up to 120,000 shares of common stock in the open market over a twelve month period beginning on May 1, 2004 and ending on April 30,
      2005. The authorization limits the number of shares that may be repurchased in any calendar month to no more than 10,000.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

The annual stockholders' meeting was held on April 14, 2004. The stockholders elected eleven directors to serve terms of from one to three years as summarized below:

Directors Elected                                      Votes For           Votes Withheld
-----------------                                      ---------           --------------

Term to Expire in April, 2007
Barbara K. Hammond                                     3,563,758                    8,627
Charles Imbler, Sr.                                    3,565,321                    7,064
R. Dale McBride                                        3,564,821                    7,564
Michael L. Nelson                                      3,564,269                    8,116
Hugh S. Potts, Jr.                                     3,563,769                    8,616
W. C. Shoemaker                                        3,564,810                    7,575
Michael W. Sanders                                     3,564,810                    7,575
Scott M. Wiggers                                       3,564,821                    7,564

Term to Expire in April, 2006
Jeffrey A. Camp                                        3,554,824                   17,561
Larry D. Terrell                                       3,564,269                    8,116

Term to Expire in April, 2005
Hollis C. Cheek                                        3,565,321                    7,064

There were 4,561,169 shares entitled to vote on the proposals, with 3,572,385 shares, or 78.32% actually being voted.

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

     Exhibit 31 - Rule 13a-14(a)/15d-14(a) Certifications.

     Exhibit 32 - Section 1350 Certifications.

Item 6(b) - Reports on Form 8-K - The following reports on Form 8-K were filed during the quarter ended
June 30, 2004:

   (1)  Report on Form 8-K filed on April 19, 2004. Item 5 disclosure and Item 7 press release related to a stock repurchase plan to commence on May 1, 2004 and end on April 30, 2005.

   (2)  Report on Form 8-K filed on April 19, 2004. Item 7 press release with pro forma disclosures and Item 12 financial statements related to the first quarter earnings announcement.

   (3)  Report on Form 8-K filed on April 30, 2004. Item 5 related to the presentation of information at the
        Gulf South Bank Conference on April 28, 2004.

   (4)  Report on Form 8-K filed on May 13, 2004. Item 5 disclosure and Item 7 press release announcing John G.
        Copeland named as EVP and Chief Financial Officer.

                                         FIRST M & F CORPORATION

                                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST M & F CORPORATION

Date : August 6, 2004

BY:   /s/ Hugh S. Potts, Jr.                                   BY: /s/ John G. Copeland
    ---------------------------------                             -------------------------------
     Hugh S. Potts, Jr.                                            John G. Copeland
     Chairman of the Board and                                     Executive Vice President and
     Chief Executive Officer                                       Chief Financial Officer

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
        John G. Copeland, Chief Financial Officer

32      Section 1350 Certification of Hugh S. Potts, Jr., Chief Executive Officer and Section 1350 Certification of
        John G. Copeland, Chief Financial Officer