Form 10-Q
period 2004-09-30
FIRST M&F CORP/MS
filed 2004-11-09
CIK 320387

                              FIRST M & F CORPORATION

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20459

                                     FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                       For the quarter ended September 30, 2004
                                           or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

              For the transition period from ___________ to ___________

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

Common stock ($5.00 par value)                       4,519,859 shares

                                              FIRST M & F CORPORATION

                                                     FORM 10-Q

                                                       INDEX

PART 1:    FINANCIAL INFORMATION                                                                    Page

Item 1     Financial Statements (unaudited):                                                           3
              Consolidated Statements of Condition                                                     4
              Consolidated Statements of Income                                                        5
              Consolidated Statements of Comprehensive Income                                          6
              Consolidated Statements of Stockholders' Equity                                          7
              Consolidated Statements of Cash Flows                                                    8
              Notes to Consolidated Financial Statements                                              10
              Independent Registered Public Accounting Firm's Review Report                           14

Item 2     Management's Discussion and Analysis of Financial Condition and Results of Operation       15

Item 3     Quantitative and Qualitative Disclosures About Market Risk                                 29

Item 4     Controls and Procedures                                                                    30

PART II:   OTHER INFORMATION

Item 1     Legal Proceedings                                                                          30

Item 2     Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities           31

Item 3     Defaults upon Senior Securities                                                            31

Item 4     Submission of Matters to a Vote of Security Holders                                        31

Item 5     Other Information                                                                          31

Item 6     Exhibits and Reports on Form 8-K                                                           31

SIGNATURES                                                                                            32

EXHIBIT INDEX

CERTIFICATIONS

                                              FIRST M & F CORPORATION

                                           PART I: FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

                                      FIRST M & F CORPORATION AND SUBSIDIARY

                                       Consolidated Statements of Condition
                                                    (Unaudited)
                                         (In Thousands, Except Share Data)

                                                               September 30                 December 31
                                                               ------------                 -----------
Assets                                                   2004               2003                2003
------                                                   ----               ----                ----
Cash and due from banks                             $   28,843          $   29,836           $   39,849
Interest bearing bank balances                           5,798               3,201                2,554
Federal funds sold                                           -                   -                  950
Securities available for sale, amortized cost
   of $185,281, $191,414 and $181,375                   189,192            198,476              187,577
Mortgage loans held for sale                              2,177              4,387                2,141

Loans, net of unearned income                           837,714            772,280              779,180
   Allowance for loan losses                            (12,320)           (11,009)             (10,891)
                                                   --------------     --------------        --------------
      Net loans                                         825,394            761,271              768,289
                                                   --------------     --------------        --------------
Bank premises and equipment                              25,795             22,681               24,214
Accrued interest receivable                               7,063              7,137                7,330
Other real estate                                         2,330              1,004                  802
Goodwill                                                 16,348             16,348               16,348
Other intangible assets                                     427                502                  489
Bank owned life insurance                                13,705             13,149               13,269
Other assets                                             17,515             14,011               14,486
                                                   --------------     --------------        --------------
                                                    $ 1,134,587        $ 1,072,003          $ 1,078,298
                                                   ==============     ==============        ==============
Liabilities and Stockholders' Equity
Liabilities:
Noninterest-bearing deposits                        $   129,613        $   111,777          $   123,191
Interest-bearing deposits                               718,771            696,874              697,035
                                                   --------------     --------------        --------------
     Total deposits                                     848,384            808,651              820,226
                                                   --------------     --------------        --------------
Short-term borrowings                                    20,746             26,448               15,205
Other borrowings                                        144,097            116,154              122,033
Accrued interest payable                                  1,636              1,469                1,379
Other liabilities                                         7,537              7,994                7,732
                                                   --------------     --------------        --------------
      Total liabilities                               1,022,400            960,716              966,575
                                                   --------------     --------------        --------------

Noncontrolling joint venture interest                        47                926                1,045
                                                   --------------     --------------        --------------
Stockholders' equity:
Preferred stock:
   Class A; 1,000,000 shares authorized                       -                  -                    -
   Class B; 1,000,000 shares authorized                       -                  -                    -
Common stock of $5.00 par value; 15,000,000 shares
   authorized: 4,519,859, 4,586,964 and
   4,565,038 shares issued                               22,599             22,935               22,825
Additional paid-in capital                               30,019             32,320               31,624
Retained earnings                                        58,600             52,200               53,873
Accumulated other comprehensive income                      922              2,906                2,356
                                                   --------------     --------------        --------------
      Total stockholders' equity                        112,140            110,361              110,678
                                                   --------------     --------------        --------------
                                                    $ 1,134,587        $ 1,072,003          $ 1,078,298
                                                   ==============     ==============        ==============

The accompanying notes are an integral part of these financial statements.

                                      FIRST M & F CORPORATION AND SUBSIDIARY

                                         Consolidated Statements of Income
                                                    (Unaudited)
                                         (In Thousands, Except Share Data)

                                                       Three Months Ended                       Nine Months Ended
                                                       ------------------                       -----------------
                                                          September 30                            September 30
                                                          ------------                            ------------
Interest income:                                     2004               2003              2004                 2003
                                                     ----               ----              ----                 ----
Interest and fees on loans                        $ 12,575           $  12,246        $  36,909             $  35,758
Taxable investments                                  1,382               1,551            4,140                 5,262
Tax-exempt investments                                 555                 600            1,675                 1,791
Federal funds sold                                       2                   5              100                   188
Interest bearing bank balances                          19                  14               71                    93
                                                 -----------        -------------    ------------           -----------
      Total interest income                         14,533              14,416           42,895                43,092
                                                 -----------        -------------    ------------           -----------
Interest expense:
Deposits                                             2,942               3,034            8,617                10,581
Short-term borrowings                                  182                 154              464                   456
Other borrowings                                     1,134                 889            3,319                 2,415
                                                 -----------        -------------    ------------           -----------
      Total interest expense                         4,258               4,077           12,400                13,452
                                                 -----------        -------------    ------------           -----------
      Net interest income                           10,275              10,339           30,495                29,640
Provision for loan losses                              620                 960            4,079                 2,842
                                                 -----------        -------------    ------------           -----------
      Net interest income after
      provision for loan losses                      9,655               9,379           26,416                26,798
                                                 -----------        -------------    ------------           -----------
Noninterest income:
Service charges on deposit accounts                  1,977               1,898            5,730                 5,551
Mortgage banking income                                224                 479              719                   951
Agency commission income                             1,077                 946            2,874                 2,726
Trust and brokerage income                              87                  92              322                   212
Bank owned life insurance income                       143                 120              436                   411
Securities gains (losses), net                          (7)                  1               46                   (19)
Other income                                           372                  273           1,473                   972
                                                 -----------        -------------    ------------           -----------
      Total noninterest income                       3,873                3,809          11,600                10,804
                                                 -----------        -------------    ------------           -----------
Noninterest expenses:
Salaries and employee benefits                       5,360                4,957          15,267                13,891
Net occupancy expenses                                 575                  540           1,699                 1,590
Equipment expenses                                     616                  618           1,904                 1,887
Software and processing expenses                       326                  271             973                   923
Telecommunication expenses                             208                  243             619                   690
Marketing and business development expenses            589                  466           1,228                   877
Intangible asset amortization                           13                   34              62                   102
Noncontrolling interest in joint venture
    earnings (loss)                                     49                   78            (999)                  270
Other expenses                                       1,797                2,007           5,600                 5,921
                                                 -----------        -------------    ------------           -----------
      Total noninterest expenses                     9,533                9,214          26,353                26,151
                                                 -----------        -------------    ------------           -----------
      Income before income taxes                     3,995                3,974          11,663                11,451
Income taxes                                         1,214                1,183           3,528                 3,368
                                                 -----------        -------------    ------------           -----------
      Net income                                 $   2,781           $    2,791       $   8,135              $  8,083
                                                 ===========        =============    ============           ===========
Earnings per share:
   Basic                                         $     .62           $      .61       $    1.79              $   1.75
   Diluted                                       $     .61           $      .60       $    1.78              $   1.74
                                                 ===========        =============    ============           ===========

The accompanying notes are an integral part of these financial statements.

                                      FIRST M & F CORPORATION AND SUBSIDIARY

                                  Consolidated Statements of Comprehensive Income
                                                    (Unaudited)
                                                  (In Thousands)

                                                                   Three Months Ended                    Nine Months Ended
                                                                   ------------------                    -----------------
                                                                       September 30                         September 30
                                                                       ------------                         -------------
                                                                  2004               2003              2004              2003
                                                                  ----               ----              ----              ----

Net income                                                    $   2,781             $   2,791        $   8,135         $   8,083

Other comprehensive income:
Change in unrealized gains (losses) on securities
   available for sale, net of tax of $609 and $725 for
   the three months ended September 30, and $839 and $915
   for the nine months ended September 30                         1,025                (1,216)          (1,406)           (1,536)
Reclassification adjustment for (gains) losses on securities available for sale included in net income, net of
   tax of $3 and $0 for the three months ended September 30
   and $17 and $7 for the nine months ended September 30              5                     -              (28)               12

Minimum pension liability adjustment, net of tax                      -                     -                -                 -
                                                              --------------       -------------    ------------       -----------

      Other comprehensive income                                  1,030                (1,216)          (1,434)           (1,524)
                                                              --------------       -------------    ------------       -----------
      Total comprehensive income                              $   3,811             $   1,575        $   6,701         $   6,559
                                                              ==============       =============    ============       ===========

The accompanying notes are an integral part of these financial statements.

                                      FIRST M & F CORPORATION AND SUBSIDIARY

                                  Consolidated Statements of Stockholders' Equity
                                   Nine Months Ended September 30, 2004 and 2003
                                                    (Unaudited)
                                         (In Thousands, Except Share Data)

                                                                                             Accumulated
                                                       Additional                               Other
                                        Common           Paid-in           Retained         Comprehensive
                                        Stock            Capital           Earnings             Income              Total
                                     -------------    --------------     -------------     -----------------    ---------------
January 1, 2003                       $    22,935       $    33,260       $    47,585        $    4,430          $   108,210
Net income                                      -                 -             8,083                 -                8,083
Cash dividends ($.75 per share)                 -                 -            (3,468)                -               (3,468)
147,272 common shares issued
  in exercise of stock options                736             3,240                 -                 -                3,976
147,354 common shares
  repurchased                                (736)           (4,180)                -                 -               (4,916)
Net change                                      -                 -                 -            (1,524)              (1,524)
                                     -------------    --------------     -------------     -----------------    ---------------

September 30, 2003                    $    22,935       $    32,320       $    52,200         $   2,906          $   110,361
                                     =============    ==============     =============     =================    ===============

January 1, 2004                       $    22,825       $    31,624       $    53,873         $   2,356          $   110,678
Net income                                      -                 -             8,135                 -                8,135
Cash dividends ($.75 per share)                 -                 -            (3,408)                -               (3,408)
36,321 common shares issued
  in exercise of stock options                182               787                 -                 -                  969
81,500 common shares
  repurchased                               (408)           (2,392)                 -                 -               (2,800)
Net change                                     -                 -                  -            (1,434)              (1,434)
                                     -------------    --------------     -------------     -----------------    ---------------

September 30, 2004                    $    22,599       $    30,019       $    58,600         $     922          $   112,140
                                     =============    ==============     =============     =================    ===============

The accompanying notes are an integral part of these financial statements.

                                      FIRST M & F CORPORATION AND SUBSIDIARY

                                       Consolidated Statements of Cash Flows
                                                    (Unaudited)
                                                  (In Thousands)

                                                                            Nine Months Ended September 30
                                                                            ------------------------------
                                                                               2004                2003
                                                                               ----                ----
Cash flows from operating activities:
Net income                                                                  $   8,135          $     8,083
Adjustments to reconcile net income
  to net cash provided by operating activities:
  Depreciation and amortization                                                 1,437                1,461
  Provision for loan losses                                                     4,079                2,842
  Net investment amortization                                                     625                  758
  (Gain) loss on securities available for sale                                    (46)                  19
  Other asset sale (gains)/losses                                                 (92)                 (36)
  Earnings (loss) of noncontrolling joint venture interest                       (999)                 270
  Deferred income taxes                                                          (395)                (944)
  (Increase) decrease in:
     Accrued interest receivable                                                  267                  (12)
     Cash surrender value of bank owned life insurance                           (436)                (411)
     Mortgages held for sale                                                      (36)              (2,216)
     Other assets                                                                (795)                (975)
  Increase (decrease) in:
     Accrued interest payable                                                     257                 (451)
     Other liabilities                                                            (48)                 412
                                                                         -----------------    ---------------

          Net cash provided by operating activities                            11,953                8,800
                                                                         -----------------    ---------------

Cash flows from investing activities:
Purchases of securities available for sale                                    (36,844)             (29,980)
Sales of securities available for sale                                         14,390                2,063
Maturities of securities available for sale                                    17,969               63,335
Purchases of FHLB stock                                                          (310)              (2,431)
Net (increase) decrease in:
     Interest bearing bank balances                                            (3,244)               9,409
     Federal funds sold                                                           950                7,700
     Loans                                                                    (63,872)             (98,964)
     Bank premises and equipment                                               (2,935)              (2,515)
Proceeds from sales of other real estate and other repossessed assets           1,337                1,172
                                                                         -----------------    ---------------

          Net cash used in investing activities                               (72,559)             (50,211)
                                                                         -----------------    ---------------

                                                                                                   (Continued)

                                      FIRST M & F CORPORATION AND SUBSIDIARY

                                       Consolidated Statements of Cash Flows
                                                    (Unaudited)
                                                  (In Thousands)

                                                                      Nine Months Ended September 30
                                                                      ------------------------------
                                                                          2004                  2003
                                                                          ----                  ----
Cash flows from financing activities:
Net increase in deposits                                              $   27,396            $  (15,373)
Net increase (decrease) in short-term borrowings                           5,541                 2,849
Proceeds from other borrowings                                            54,750                67,300
Repayments of other borrowings                                           (32,848)              (22,450)
Cash dividends                                                            (3,408)               (3,468)
Common shares issued                                                         969                 3,976
Common shares repurchased                                                 (2,800)               (4,916)
                                                                    -----------------    ---------------

          Net cash provided by financing activities                       49,600                27,918
                                                                    -----------------    ---------------

          Net decrease in cash and due from banks                        (11,006)              (13,493)

Cash and due from banks at January 1                                      39,849                43,329
                                                                    -----------------    ---------------

Cash and due from banks at September 30                               $   28,843            $   29,836
                                                                    =================    ===============

Total interest paid                                                   $   12,143            $   13,903
Total income taxes paid                                                    3,778                 4,362

Transfers of loans to foreclosed property                                  2,678                   944
                                                                    =================    ===============

The accompanying notes are an integral part of these financial statements.

                                      FIRST M & F CORPORATION AND SUBSIDIARY

                                    Notes to Consolidated Financial Statements
                                         (In Thousands, Except Share Data)
Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements of First M & F Corporation include the financial statements of Merchants and Farmers Bank, wholly owned subsidiary, and the Bank’s wholly owned subsidiaries, First M & F Insurance Company, Inc., M & F Financial Services, Inc., M & F Bank Securities Corporation, M & F Insurance Agency, Inc., M & F Insurance Group, Inc., M & F Business Credit, Inc. The consolidated financial statements also include the Bank’s 51% ownership in Merchants Financial Services, LLC, an accounts receivable financing joint venture, and the Bank’s 55% ownership in MS Statewide Title, LLC, a title insurance agency. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on form 10-K for the year ended December 31, 2003.

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

                                                                Three Months Ended                     Nine Months Ended
                                                                ------------------                     -----------------
                                                                   September 30                           September 30
                                                                   ------------                           ------------
                                                             2004               2003               2004                2003
                                                             ----               ----               ----                ----
Net income, as reported                                   $  2,781           $  2,791           $  8,135             $  8,083
Less: Total stock-based employee compensation
     expense determined under fair value method
     for all awards, net of related tax effects                  2                 22                 26                   64
                                                        ---------------    ----------------    --------------     ----------------

Pro forma net income                                      $  2,779           $  2,769           $  8,109             $  8,019
                                                        ===============    ================    ==============     ================

Earnings per share:
   Basic - as reported                                    $    .62           $    .61            $  1.79             $   1.75
   Basic - pro forma                                           .62                .61               1.78                 1.74

   Diluted - as reported                                       .61                .60               1.78                 1.74
   Diluted - pro forma                                         .61                .60               1.77                 1.73
                                                        ===============    ================    ==============     ================

                                      FIRST M & F CORPORATION AND SUBSIDIARY

                                    Notes to Consolidated Financial Statements
                                         (In Thousands, Except Share Data)

Note 2  (Continued)

The fair value of stock options granted was estimated at the date of grant using the  Black-Scholes  option pricing model.

The following table is a summary of outstanding options and weighted average exercises.

                                                      Nine Months Ended September 30
                                                      ------------------------------
                                                 2004                                  2003
                                                 ----                                  ----
                                      Number              Price             Number             Price
                                      ------              -----             ------             -----
January 1                             174,406           $  29.55            319,752          $  28.31
Exercised                            (36,321)              26.67           (147,272)            27.00
Expired                              (10,000)              35.75                  -                 -
Granted                                2,500               34.73              2,500             38.00
                               ---------------    ----------------    --------------    ---------------

September 30                         130,585            $  30.00            174,980          $  29.54
                               ===============    ================    ==============    ===============

Note 3: Allowance for Loan Losses

The  following  table is a summary of the  activity in the  Allowance  for Loan Losses for the first nine months of
2004 and 2003.

                                                               Nine Months Ended September 30
                                                               ------------------------------
                                                               2004                      2003
                                                               ----                      ----
Balance at January 1                                        $   10,891                $   10,258

Loans charged off                                               (3,493)                   (2,496)
Recoveries                                                         843                       405
                                                          ----------------           --------------
     Net charge-offs                                            (2,650)                   (2,091)
                                                          ----------------           --------------
Provision for loan losses                                        4,079                     2,842
                                                          ----------------           --------------
Balance at September 30                                     $   12,320                $   11,009
                                                          ================           ==============

Note 4:  Earnings Per Share

                                                  Three Months Ended September 30             Nine Months Ended September 30
                                                  -------------------------------             ------------------------------
                                                     2004                 2003                  2004                  2003
                                                     ----                 ----                  ----                  ----
Net income                                       $    2,781           $    2,791            $    8,135            $    8,083
                                                ================     ================    ===================    ==================

Weighted average shares outstanding               4,532,207            4,595,546             4,551,200             4,620,317
Add dilutive effect of outstanding options           10,255               27,285                14,757                23,537
                                                ----------------     ----------------    -------------------    ------------------

      Adjusted dilutive shares outstanding        4,542,462            4,622,831             4,565,957             4,643,854
                                                ================     ================    ===================    ==================

Earnings per share:
     Basic                                       $      .62           $      .61            $     1.79            $     1.75
     Diluted                                            .61                  .60                  1.78                  1.74
                                                ================     ================    ===================    ==================

Stock options not included in adjusted
     shares due to anti-dilutive effect                 579                  219                   395                   289

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

                                                                                                Customer
                                                                                Core             Renewal          Noncompete
                                                            Goodwill          Deposits            Lists           Agreements
                                                            --------          --------            -----           ----------
Balance at December 31, 2002                              $    16,348         $   81            $   317            $   206
Amortization expense                                                -            (61)               (21)               (20)
                                                          --------------    --------------    --------------    ---------------

Balance at September 30, 2003                             $    16,348         $   20            $   296            $   186
                                                          ==============    ==============    ==============    ===============

Balance at December 31, 2003                              $    16,348         $   21            $   289            $   179
Amortization expense                                                -            (21)               (20)               (21)
                                                          --------------    --------------    --------------    ---------------

Balance at September 30, 2004                             $    16,348         $    -            $   269            $   158
                                                          ==============    ==============    ==============    ===============

Amortization  expense  related to  intangible  assets is expected to be $14  thousand  for the  remainder  of 2004.
Amortization expense is expected to be $55 thousand per year for the years 2005 through 2009.

Note 6:  Defined Benefit Pension Plan

As discussed  in Note 10 to the December 31, 2003  financial  statements,  the Bank has a defined  benefit  pension plan covering  substantially all full time employees of the Bank and its  subsidiaries.  The following is a summary of the components of net periodic  benefit costs for the three and nine month periods ended  September 30, 2004 and
2003:

                                                               Three Months Ended                      Nine Months Ended
                                                               ------------------                      -----------------
                                                                  September 30                            September 30
                                                                  ------------                            ------------
                                                            2004                2003               2004                2003
                                                            ----                ----               ----                ----
Service cost                                             $      -             $     -            $     -             $     -
Interest cost                                                 118                 122                352                 366
Expected return on plan assets                               (124)               (104)              (373)               (314)
Amortization of transition asset                               (3)                 (3)                (7)                 (7)
Amortization of prior service costs                           (10)                (10)               (28)                (28)
Recognized actuarial (gain) loss                               55                  53                165                 158
                                                       ----------------    ---------------    ---------------     ----------------

Net pension cost                                         $     36             $    58            $   109             $   175
                                                       ================    ===============    ===============     ================

The Company made a $500 thousand contribution to the pension plan during the third quarter of 2004.

Other  liabilities  on the  Consolidated  Statements of Condition  include an accrued  benefit  liability of $2.918 million at December 31, 2003 and  September  30, 2004 and for $2.899  million at September  30, 2003 related to the deficit funded status of the Company's defined benefit pension plan.

                                      FIRST M & F CORPORATION AND SUBSIDIARY

                                    Notes to Consolidated Financial Statements
                                         (In Thousands, Except Share Data)

Note 7:  Other Borrowings

The following is a summary of other borrowings at September 30, 2004 and 2003:

                                                                                2004                2003
                                                                                ----                ----
Company's line of credit in the amount of $15,000,000, renewable annually; secured by approximately 29% of the Bank's common
stock; interest payable annually at .75% below the lender's base rate        $  6,642            $   5,092

Bank's advances from Federal Home Loan Bank of Dallas, net of
unamortized purchase accounting adjustments of $54 and $681                   137,455              111,062
                                                                            --------------    -----------------

                                                                             $144,097            $ 116,154
                                                                            ==============    =================

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

                           Independent Registered Public Accounting Firm's Review Report

The Board of Directors
First M & F Corporation
Kosciusko, Mississippi

We have reviewed the accompanying consolidated statements of condition of First M & F Corporation and subsidiary as of September 30, 2004 and 2003, and the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2004 and 2003, and the related consolidated statements of stockholders’ equity and cash flows for the nine-month periods ended September 30, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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
October 28, 2004

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

Financial Summary

Net income for the third quarter of 2004 was $2.781 million, or $.62 basic and $.61 diluted per share as compared to $2.791 million, or $.61 basic and $.60 diluted per share for the same period in 2003. The results for the year-to-date periods ended September 30, 2004 and 2003 showed the same trend as earnings per share increased to $1.79 basic and $1.78 diluted in 2004 from $1.75 basic and $1.74 diluted in 2003. The major factors behind the increases were the loan growth that occurred throughout 2003 and 2004 and the resulting increase in net interest income, and asset quality improvement that resulted in a decrease in loan loss accruals for the third quarter of 2004. Although the net interest margin for the third quarter of 2004 was 4.24% as compared to 4.47% for the third quarter of 2003, it improved over the 4.19% net interest margin for the second quarter of 2004. Another positive factor in the earnings per share growth was the Company’s stock buy-back program in 2003 and again in 2004.

                                              FIRST M & F CORPORATION

Highlights for the first nine months of 2003 and 2004 are as follows:

o        Opened a loan production office in a rented location in Olive Branch in February, 2003, expanding to full service branch capabilities in June, 2003
o        Loans outstanding in Desoto County increased from $37.553 million at December 31, 2002 to $73.900 million at December 31, 2003 and growing by approximately 25% during the first nine months of 2004
o        Currently building an additional branch location in Southaven
o        Currently building a new branch location in Olive Branch to replace the rented office space, with occupancy anticipated in November, 2004
o        Opened M & F Business Credit, Inc., a wholly owned asset-based lending subsidiary, in Memphis, Tennessee in April, 2003
o        M & F Business Credit, Inc. had loans outstanding of $6.815 million at December 31, 2003 and $20.585 million at September 30, 2004
o        Opened a fourth area branch near the North Mississippi Regional Medical Center in Tupelo in July, 2003
o        Opened a fourth branch in Rankin County at Flowood in February, 2004, growing to $8.730 million in deposits by the end of September
o        Plan to add another Rankin County branch and an additional branch in Ridgeland within the next 12 months
o        Leased office space in Jackson in July, 2004 and opened a full-service banking office in September
o        Plan to add a new location which will house a branch facility and several fee-generating services in
         Madison within the next 12 months
o        Started a Treasury Services department in June, 2003 to provide focused electronic banking, lockbox, and other cash management services to our business customers
o        Added two additional staff in the retail brokerage area during 2004 to accommodate the growth in business
o        Replaced the electronic banking product in May, 2004 with a flexible, technologically superior product
o        The Gridiron loan promotion program generated 30% more dollars in loan originations in 2004 than in 2003
o        Nonperforming loans were .75% of total loans at September 30, 2004, with annualized net charge-offs as a percentage of average loans at .05% for the third quarter of 2004

                                              FIRST M & F CORPORATION

The following table shows the quarterly net loan, non-interest bearing deposit, and interest bearing deposit growth for the last five quarters.

(Net change, in thousands)
                                                       Non-Interest                         Interest
       Quarter               Loans                   Bearing Deposits                   Bearing Deposits
----------------------- -----------------         -----------------------            ------------------------
3rd Qtr 2003             $  45,891                    $     (8,894)                        $   (34,761)
4th Qtr 2003                 6,900                          11,414                                 161
1st Qtr 2004                   (93)                         (7,296)                             39,059
2nd Qtr 2004                10,354                          11,261                             (12,834)
3rd Qtr 2004                48,273                           2,457                              (4,489)

The following table shows the quarterly net interest income, loan loss accruals, non-interest income and non-interest expense amounts for 2003 and 2004.

(Net amount, in thousands)
                                                                         Adjusted               Adjusted
                             Net Interest           Loan Loss          Non-Interest           Non-Interest
        Quarter                 Income              Accruals            Income (1)            Expense (2)
------------------------- -------------------     --------------      ----------------      -----------------
1st Qtr 2003                   $   9,524             $     920           $    3,377            $    8,160
2nd Qtr 2003                       9,777                   962                3,638                 8,585
3rd Qtr 2003                      10,339                   960                3,808                 9,136
4th Qtr 2003                      10,421                   960                3,527                 8,851
1st Qtr 2004                      10,241                 2,460                3,936                 8,977
2nd Qtr 2004                       9,979                   999                3,738                 8,891
3rd Qtr 2004                      10,275                   620                3,880                 9,484

(1)      Non-interest income excluding securities gains (losses) of $(1) in 1 Qtr 2003, $(19) in 2 Qtr 2003, $1 in 3 Qtr 2003, $26 in 4 Qtr 2003, $70 in 1 Qtr 2004, $(17) in 2 Qtr 2004 and $(7) in 3 Qtr 2004.
(2)      Non-interest expenses excluding noncontrolling interest in joint venture earnings (loss) of $96 in 1 Qtr
         2003, $96 in 2 Qtr, 2003, $78 in 3 Qtr 2003, $119 in 4 Qtr 2003, $(893) in 1 Qtr 2004, $(155) in 2 Qtr
         2004 and $49 in 3 Qtr 2004.

The following table shows the components of diluted earnings per share for the last five quarters:

                             3rd Qtr 2004       2nd Qtr 2004      1st Qtr 2004     4th Qtr 2003      3rd Qtr, 2003
                             --------------    ---------------    -------------    --------------    ---------------
Net interest income             $   2.26          $    2.19          $    2.24       $    2.26          $   2.24
Loan loss expense                    .14                .22                .54             .21               .21
Noninterest income                   .85                .81                .87             .77               .82
Noninterest expense                 2.09               1.91               1.76            1.94              1.99
                             --------------    ---------------    -------------    --------------    ---------------
Net income before taxes              .88                .87                .81             .88               .86
Income taxes                         .27                .27                .24             .27               .26
                             --------------    ---------------    -------------    --------------    ---------------
Net income                      $    .61          $     .60          $     .57       $     .61          $    .60

                                              FIRST M & F CORPORATION

The following table shows performance ratios for the last five quarters:

                                        3rd Qtr 2004       2nd Qtr 2004      1st Qtr 2004       4th Qtr 2003       3rd Qtr, 2003
                                       ---------------    ---------------    --------------    ---------------     ---------------
Net interest margin                         4.24%              4.19%              4.24%             4.44%               4.47%
Efficiency ratio                           65.74              62.16              55.36             62.52               63.41
Return on assets                            1.00               1.01                .94              1.05                1.05
Return on equity                            9.98               9.87               9.29             10.15               10.06
Noninterest income to avg. assets           1.40               1.36               1.45              1.32                1.44
Noninterest income
  to revenues (1)                          26.71              26.48              27.43             24.76               26.22
Noninterest expense to avg assets           3.44               3.20               2.93              3.34                3.47
Salaries and benefits to total
   noninterest expense                     56.23              56.79              61.18             51.09               53.80
Contribution margin (2)                    63.04              64.70              66.13             68.06               65.88
Nonperforming loans to loans                 .75                .66               1.11               .77                 .81
Annualized net charge offs as a
   percent of average loans                  .05                .08               1.23               .55                 .20

(1)      Revenues equal tax-equivalent net interest income before loan loss expense, plus noninterest income.
(2)      Contribution margin equals revenues minus salaries & benefits, divided by revenues.

The following table shows revenue related performance statistics for the last five quarters:

(Amounts in thousands)
                                       3rd Qtr 2004       2nd Qtr 2004       1st Qtr 2004       4th Qtr 2003       3rd Qtr, 2003
                                      ---------------    ---------------    ---------------    ---------------    ----------------
Mortgage originations                   $  12,916          $  21,942          $    14,987          $  17,243           $   29,271
Commissions from annuity sales                124                130                   63                 64                  23
Trust revenues                                 55                 66                   69                 58                  55
Retail investment revenues                     32                 59                   41                 40                  37
Revenues per FTE employee                      32                 31                   33                 33                  34
Agency commissions per agency
   FTE employee (1)                            21                 18                   18                 17                  21

(1) Agency commissions are property, casualty, life and health commissions produced by the insurance agency personnel.

The following table shows additional statistics for the Company at the end of the last five quarters:

                                       3rd Qtr 2004       2nd Qtr 2004       1st Qtr 2004       4th Qtr 2003       3rd Qtr, 2003
                                      ---------------    ---------------    ---------------    ---------------    ----------------
Full-time equivalent employees               461                460                445                436                429
Number of noninterest-bearing
   deposit accounts                       30,687             30,410             30,014             29,420             29,583

FIRST M & F CORPORATION

Net Interest Income

Net interest income before loan loss expenses for the third quarter of 2004 was $10.275 million as compared to $10.339 million for the same period in 2003. Net interest income for the first nine months of 2004 was $30.495 million as compared to $29.640 million for the same period in 2003. Earning asset yields decreased by 23 basis points from the third quarter of 2003 to the third quarter of 2004. Liability costs increased by 2 basis points from the third quarter of 2003 to the third quarter of 2004. This caused the spread between earning asset yields and liability costs to decrease by 25 basis points from the third quarter of 2003 to the third quarter of 2004. However, the net interest margin dropped by only 22 basis points for the same periods. This smaller decrease was the result of loan growth and noninterest-bearing deposit growth. Average loans as a percent of average earning assets increased to 80.83% in the third quarter of 2004 from 78.50% in the third quarter of 2003. Average costing liabilities as a percent of average assets decreased from 86.69% in the third quarter of 2003 to 85.65% in the third quarter of 2004. An influencing factor in this trend was a 16.97% increase in average noninterest-bearing deposits from the third quarter of 2003 to the third quarter of 2004.

The Company produced excellent loan growth year-over-year, especially in the Tupelo, Lafayette and Desoto County markets as well as in the Memphis asset-based lending subsidiary. Although loan yields fell by 31 basis points from the third quarter of 2003 to the third quarter of 2004 the increased loan volumes have helped to support earning asset yields, which decreased by 23 basis points during the same period. Also, the Company used borrowings during 2003 as a lower cost alternative to funding loans with maturities extending to five (5) years and beyond. During the first quarter of 2004, Management refinanced certain of the borrowings to lock in funding costs, which increased costs currently. The Company added $40 million of Federal Home Loan Bank borrowings, all with maturities within 90 days, during the third quarter of 2004. These low cost advances reduced borrowing costs from 4.19% in the second quarter to 4.11% in the third quarter. However, if interest rates increase, these costs will also increase, causing net interest margins to decline or requiring the Company to seek other less rate-sensitive forms of financing. The Company also increased average noninterest-bearing deposit balances from the third quarter of 2003 to the third quarter of 2004. Incentive programs were used internally during the fourth quarter of 2003 and again in the first quarter of 2004 to build noninterest-bearing deposits, as Management sees these as critical funding sources for future balance sheet growth. The Company also used special certificate of deposit campaigns during 2003 and through the first nine months of 2004 to build time deposits that had moved due to rate competition. During the latter half of 2002 and much of 2003 the Company maintained a very conservative pricing strategy with respect to certificates of deposit, offering rates that were generally lower than the median of rates offered in its markets. This strategy helped to grow the net interest margins through 2002 and supported margins during 2003 and 2004 as earning asset yields fell. However, the strategy naturally displaced certificates of deposit, requiring the Company to use borrowed funds and investment securities cash flows to support its loan growth. Management began in 2003 to focus on deposit growth as its primary source of funding, with borrowings being a secondary source, in a strategic effort to provide stable, core deposit relationships and to add customers who would use other bank services.

If interest rates increase, net interest margins may decrease over time as interest-bearing deposits would continue to reprice. However, as loan growth continues in its economically stronger markets, the Company plans to produce loan volumes sufficient to grow net interest income and take advantage of the asset repricing opportunities that higher interest rates would provide.

                                              FIRST M & F CORPORATION

The following table shows the components of the net interest margin for the year-to-date and quarter-to-date periods ending on September 30 of 2004 and 2003:

                                                       Yields/Costs                                   Yields/Costs
                                                       ------------                                   ------------
                                                     Quarter-to-Date                                  Year-to-Date
                                                     ---------------                                  ------------
                                           Sept 30, 2004          Sept 30, 2003           Sept 30, 2004          Sept 30, 2003
                                           -------------          -------------           -------------          -------------
Short term funds                              2.92%                      1.44%                    1.08%                 1.22%
Taxable investments                           4.08                       4.29                     4.16                  4.40
Tax-exempt investments                        6.57                       6.82                     6.60                  6.95
Loans held for investment                     6.21                       6.52                     6.25                  6.70
                                        --------------------    -------------------    --------------------    -------------------
   Earning asset yield                        5.94                       6.17                     5.88                  6.15

NOW & MMDA                                     .69                        .68                      .67                  1.04
Savings                                       1.38                       1.49                     1.31                  1.67
Certificates of deposit                       2.40                       2.62                     2.36                  2.74
Short-term borrowings                         3.15                       3.08                     3.29                  3.24
Other borrowings                              4.11                       3.61                     3.99                  4.18
                                        --------------------    -------------------    --------------------    -------------------
   Cost of interest-bearing liabilities       1.98                       1.96                     1.92                  2.15
                                        --------------------    -------------------    --------------------    -------------------

Net interest spread                           3.96                       4.21                     3.96                  4.00
Effect of non-interest bearing deposits        .26                        .23                      .23                   .24
Effect of leverage                             .02                        .03                      .03                   .04
                                        --------------------    -------------------    --------------------    -------------------
   Net interest margin, tax-equivalent        4.24                       4.47                     4.22                  4.28
   Less: Tax equivalent adjustments:
        Investments                            .13                        .15                      .13                   .15
        Loans                                  .01                        .01                      .01                   .01
                                        --------------------    -------------------    --------------------    -------------------
   Reported book net interest margin          4.10%                      4.31%                    4.08%                 4.12%

The following table shows average balance sheets for the year-to-date and quarter-to-date periods ending on
September 30 of 2004 and 2003:

(Amounts in thousands)
                                                     Quarter-to-Date                                  Year-to-Date
                                                     ---------------                                  ------------
                                           Sept 30, 2004          Sept 30, 2003           Sept 30, 2004          Sept 30, 2003
                                           -------------          -------------           -------------          -------------
Short term funds                            $    2,982             $     5,233              $   21,177            $   30,842
Taxable investments                            135,356                 144,813                 132,554               159,436
Tax-exempt investments                          53,939                  56,102                  53,965                54,802
Loans held for investment                      810,659                 752,778                 788,902               713,207
                                        --------------------    -------------------    --------------------    -------------------
   Earning assets                            1,002,936                 958,926                 996,598               958,287
Other assets                                   104,077                 102,929                 104,251                99,489
                                        --------------------    -------------------    --------------------    -------------------
   Total assets                             $1,107,013             $ 1,061,855              $1,100,849            $1,057,776

NOW & MMDA deposits                            279,942                 285,301                 285,791               301,609
Savings deposits                                86,478                  89,628                  87,043                91,147
Certificates of deposit                        359,280                 338,048                 356,555               344,773
Short-term borrowings                           23,001                  19,943                  18,778                18,738
Other borrowings                               110,287                  98,406                 110,946                76,941
                                        --------------------    -------------------    --------------------    -------------------
   Interest-bearing liabilities                858,988                 831,326                 859,113               833,208
                                        --------------------    -------------------    --------------------    -------------------
Noninterest-bearing deposits                   128,299                 109,684                 121,246               104,415
Other liabilities                                8,285                   9,835                   8,846                 9,177
Stockholders' equity                           111,441                 111,010                 111,644               110,976
                                        --------------------    -------------------    --------------------    -------------------
   Liabilities and stockholders' equity     $1,107,013             $ 1,061,855              $1,100,849            $1,057,776

Loans to earning assets                          80.83%                  78.50%                  79.16%               74.43%
Loans to assets                                  73.23%                  70.89%                  71.66%               67.43%
Earning assets to assets                         90.60%                  90.31%                  90.53%               90.59%
Noninterest-bearing deposits to assets           11.59%                  10.33%                  11.01%                9.87%
Equity to assets                                 10.07%                  10.45%                  10.14%               10.49%

                                              FIRST M & F CORPORATION

The following table shows average market interest rates during the last seven quarters:

                                        3rd Qtr       2nd Qtr       1st Qtr      4th Qtr       3rd Qtr       2nd Qtr      1st Qtr
                                        -------       -------       -------      -------       -------       -------      -------
                                          2004         2004          2004          2003         2003          2003         2003
                                          ----         ----          ----          ----         ----          ----         ----
3 month Treasury                          1.51%          1.10%          .93%        .93%           .95%        1.06%       1.18%
1 year Treasury                           2.08           1.78          1.22        1.30           1.22         1.15        1.30
5 year Treasury                           3.51           3.72          2.99        3.25           3.14         2.57        2.91
10 year Treasury                          4.30           4.60          4.02        4.29           4.23         3.62        3.92
Prime                                     4.42           4.00          4.00        4.00           4.00         4.24        4.25
10-year minus 3 month spread              2.79           3.50          3.09        3.36           3.28         2.56        2.74
                                        ---------    ----------    ----------    ---------    ----------    ----------    --------

The following are prime rate changes
   since November, 2002:                                Changed       Changed
                                                        -------       -------
                                                         from:          to:
                                                         ----           --
November 7, 2002                                         4.75%         4.25%
June 27, 2003                                            4.25%         4.00%
June 30, 2004                                            4.00%         4.25%
August 10, 2004                                          4.25%         4.50%
September 21, 2004                                       4.50%         4.75%

The above interest rates were derived from the Federal Reserve’s FRED® economic database. The Treasury rates are all constant maturity calculations.

The Federal Reserve changed its targeted Fed funds rate from 1.00% to 1.25% on June 30, 2004, to 1.50% on August 10, and to 1.75% on September 21, thus indicating that it was prepared to increase interest rates with improvements in economic conditions, as a brake on inflationary pressures. The consequent increase in the prime rate should initially improve earning asset yields during 2004. However, higher short-term rates will put increasing pressure on deposit pricing, thus potentially increasing the Company’s cost of funds over time.

Provision for Loan Losses

The provision for loan losses for the third quarter of 2004 was $620 thousand as compared to $960 thousand for the third quarter of 2003. The provision for the first nine months of 2004 was $4.079 million as compared to $2.842 million for the same period in 2003. The provision includes $1.5 million of additional accruals related to a $2.0 million loan loss incurred in a 51% owned accounts receivable factoring company. The factoring company experienced a significant deterioration in one account with a balance of approximately $3.5 million. The factoring company charged off $2.0 million of the account balance in the first quarter and placed the remaining $1.5 million on nonaccrual status. The remaining balance at September 30 was approximately $1.0 million. Any uncollected balance will be charged to the Allowance for Loan Losses, which is adequate to sustain the charge. Bank personnel are monitoring the collection of the receivables and other collateral in an effort to protect the Company from any further potential losses. The allowance for loan losses as a percentage of loans was 1.47% at September 30, 2004, 1.40% at December 31, 2003, and 1.43% at September 30, 2003. Net charge-offs were $92 thousand for the third quarter of 2004 as compared to $373 thousand for the third quarter of 2003.

Nonperforming loans as a percentage of loans declined to .75% at September 30, 2004 from .81% at September 30, 2003. Management believes that the positive trend in loan quality is sustainable, given a stable economy. Management stratifies and reviews certain sectors of the portfolio to detect if there are weaknesses related to economic, environmental or other customer-specific factors. The Company’s loan review personnel also monitor portfolios by geographic sector to address local credit issues expeditiously.

Management reduced the quarterly provision for loan losses to $620 thousand in the third quarter of 2004 from $999 in the second quarter. The net charge off percentage remained below .10% during the second and third quarters of 2004, while nonperforming loans as a percentage of loans decreased during the first nine months of 2004. Given management’s assessment of the present quality of loans, its expectations for loan performance in the foreseeable future, and the magnitude of the allowance for loan losses, a reduction of the ongoing provision to a more reasonable estimate was deemed prudent.

FIRST M & F CORPORATION

Non Interest Income

Noninterest income, excluding securities transactions, for the third quarter of 2004 was $3.880 million as compared to $3.808 million for the same period in 2003. Noninterest income, excluding securities transactions, for the first nine months of 2004 was $11.554 million as compared to $10.823 million for the first nine months of 2003. Deposit income was up due primarily to fees generated from debit card transactions. Service charges on deposit accounts decreased, even though the number of noninterest bearing deposit accounts increased by over one thousand accounts from September 30, 2003 to September 30, 2004. The Company promoted its free checking product during 2003 and 2004, contributing to the lack of service charges. Although the free checking accounts generally produce overdraft fee income, this component of revenues has remained relatively flat comparing the first nine months of 2004 to the first nine months of 2003. Mortgage banking income decreased to $224 thousand for the third quarter of 2004 from $295 thousand for the second quarter of 2004 and $479 thousand for the third quarter of 2003. The interest rate environment had a significant dampening effect on mortgage revenues. Agency commission income for property, casualty, life and health products increased by 3.05% in the third quarter of 2004 over the third quarter of 2003 as pricing has become more competitive for property and casualty products. The Company has embarked upon a strategy to place more insurance agents in Bank locations to provide convenience for customers and increase production. Retail brokerage and trust revenues were down in the third quarter of 2004 as compared to the third quarter of 2003. However, brokerage and trust revenues increased by 51.89% for the first nine months of 2004 over the comparable 2003 period. The Company is committed to building these services as customers become more financially sophisticated. The retail brokerage function assumed the management of the Bank’s annuity sales program in the second half of 2003, focusing sales efforts and resulting in annuity sales that exceeded $8.1 million in the first nine months of 2004. The Company had $5.2 million in annuity sales for the first nine months of 2003. Treasury and electronic banking services are becoming an important part of the commercial customer relationship as these revenues grew by approximately 40% from the first nine months of 2003 to the first nine months of 2004. Although treasury services revenues are still at a low, start-up level, the Company has committed personnel to the long-term growth of this area. Other income was up in 2004 primarily due to contingency income received by the property and casualty insurance business. Contingency revenues, based upon new business and claims experience, were $276 thousand in 2004 as compared to $122 thousand for the first nine months of 2003. Other increases in other income from the first nine months of 2003 to the first nine months of 2004 were in rental revenues on foreclosed property, fees on letters of credit, and fees collected in the asset-based lending operation for specific services performed.

Securities gains of approximately $70 thousand were incurred in the first quarter of 2004 to restructure part of the investment portfolio. Approximately $6.7 million of mortgage-backed securities were sold and replaced with corporate securities. This was done to match the investments more closely with their funding sources.

The Company has a strategy to increase noninterest revenues as a proportion of total revenues over time. Increased noninterest revenues would contribute to a more stable revenue base, mitigating the income statement effects of changing interest rates.

Non Interest Expense

Non-interest expenses, excluding noncontrolling joint venture interests, were up by 3.81% in the third quarter of 2004 as compared to 2003, and up by 5.68% for the first nine months of 2004 as compared to the same period in 2003. Salary and benefit expenses produced the largest increases with an 8.13% increase in the third quarter over last year and a 9.91% increase for the first nine months of 2004 over the comparable period in 2003. The retail branch staff expanded by 22 positions from September 30, 2003 to September 30, 2004 while the insurance agency staff expanded by 4 positions. The additional branch positions were in (1) Flowood, where a new branch was added, (2) Olive Branch where a branch was expanded, (3) Jackson where a new branch was opened and (4) Madison.

Software and data processing expenses were up for the third quarter and first nine months of 2004 as compared to 2003 due to the enhancement of the Company’s data processing software, which was upgraded to a browser-based product. The enhancements also included improvements in the customer service platforms, making it easier for new accounts to be opened and creating a quicker access to a broader array of customer records by the branch retail staff.

Marketing and business development expenses were up in the third quarter and first nine months of 2004 as compared to the related periods in 2003 due to several factors. During the first quarter of 2004, expenses were up due to spending on a deposit campaign as well as an image campaign. Spending was also up due to grand opening and other branch promotion expenses in the first half of 2004. The Bank paid for several sponsorships in 2004 that offered advertising opportunities related to community events and programs. Finally, spending related to the Gridiron lending campaign for 2004 was higher than in 2003 due to a 30% increase in loan originations for the 2004 program, resulting in higher costs related to the promotional tickets given to customers.

FIRST M & F CORPORATION

The $999 thousand negative balance in noncontrolling joint venture losses is the amount of losses, primarily the result of a $2.0 million loan loss, attributable to the other minority owner in the factoring venture. Excluding the additional loan loss accruals, the joint venture contributed approximately $170 thousand in earnings for each partner for the first nine months of 2004.

As the Company continues to expand in strong economic markets, higher personnel costs will result. However, the Company will expand in those areas and into businesses that will provide a return in excess of its hurdle rate of return on capital.

Income Taxes

Income tax expense for the first nine months of 2004 was up by 4.75% as compared to the same period in 2003. The effective tax rates for 2004 and 2003 were 30.25% and 29.41% respectively. The increasing trend is due to the higher percentage of taxable revenues to total revenues over time as the Company continues to build the loan portfolio as a percentage of total earning assets. The Company recently concluded an examination of the final return filed by Community Federal Bancorp prior to its acquisition by the Company. Based upon the proposed adjustments, management estimates that taxes of approximately $160 thousand will be due.

Assets and Liabilities

Assets were up by 5.22% in the first nine months of 2004 as compared to 3.36% in the first nine months of 2003. Total assets were up by 5.84% from September 30, 2003. Investments increased by .86% in the first nine months of 2004 and declined by 15.94% during the first nine months of 2003. The Company increased investments during the first quarter of 2004 in corporate securities by $5.3 million, while increasing agency securities and mortgage-backed securities by approximately $2.0 million each. During the second quarter of 2004 the Company increased investments in municipal securities by $1.4 million as an investment in the communities that it serves, and to add quality, tax-exempt investments to the portfolio. The Company also increased mortgage-backed securities during the second quarter by $2.6 million to provide better current yields and liquidity. During the third quarter investments decreased as loans grew by 6.11%. Government agency and municipal securities decreased by $2.9 million during the third quarter of 2004 due to calls and maturities. Mortgage-backed securities decreased by $4.1 million during the third quarter of 2004 from principal payments. Deposits grew by 3.87% in the first quarter of 2004 and remained flat for the second and third quarters. Low loan demand during the first quarter of 2004 and much of the second quarter created the liquidity that allowed the Company to increase the investment portfolio. Loan growth during the third quarter of 2004 required liquidity from the investment portfolio as well as from borrowings. Strong loan growth during the first nine months of 2003 required the use of cash flows from the investment portfolio as well as from deposit sources. For the first nine months of 2004, loan growth was strong in DeSoto, Lee, Lafayette, Rankin and Bolivar counties. Loans in the Bank’s asset-based lending subsidiary also increased by $13.730 million during 2004. Growth was weak in Madison and Holmes counties. Loans as a percent of total assets were 73.83% at September 30, 2004 as compared to 72.26% at December 31, 2003 and 72.04% at September 30, 2003. Management believes that one of the keys to the Company’s future success will be to expand into markets that are vital economically and can provide high loan demand. Much of the Company’s loan growth over the past year has been achieved in the commercial and real estate sectors. Management expects that trend to continue.

                                              FIRST M & F CORPORATION

The following table shows loans held for investment by type as of September 30, 2004, December 31, 2003, and
September 30, 2003.

                                      September 30, 2004   December 31, 2003    September 30, 2003
                                      ------------------   ------------------   --------------------
Commercial real estate                       $   402,363        $   370,559          $    353,262
Residential real estate                          232,685            232,437               232,994
Other commercial                                 139,618            108,612               114,189
Consumer                                          58,425             63,740                67,390
Other loans                                        4,623              3,832                 4,445
                                      ------------------   ------------------   --------------------
   Total                                     $   837,714        $   779,180          $    772,280

Deposits increased by 3.43% during the first nine months of 2004 as compared to decreasing by 1.87% during the first nine months of 2003. Deposits grew by $31.763 million in the first quarter of 2004 and then decreased by
$3.605 million during the second and third quarters. Municipality deposits grew by $27.626 million in the first quarter of 2004 and decreased by $10.659 million during the second and third quarters. Much of the retail growth in the first nine months of 2004 occurred in noninterest-bearing demand deposits and certificates of deposit.
Municipality deposits accounted for over 60% of the deposit growth during the first nine months of 2004. The large growth in municipality deposits is a natural trend that occurs during the early months of the year as tax receipts are collected. The funds generally move out during the summer months as spending occurs. Management's strategic initiative is to build the core customer deposit base and rely less on borrowed funds for meeting loan demand and other cash flow requirements going forward. However, when borrowed funds are less costly than time deposits, the Company will still look to those sources to help maintain the spread between the yield on earning assets and the cost of funds.

The following table shows the deposit mix as of September 30, 2004, December 31, 2003, and September 30, 2003.

                                      September 30, 2004   December 31, 2003    September 30, 2003
                                      ------------------   ------------------   --------------------
Noninterest-bearing demand                   $   129,613         $  123,191            $   111,777
NOW deposits                                     150,327            131,430                127,703
Money market deposits                            123,840            135,067                132,527
Savings deposits                                  86,022             86,794                 87,796
Certificates of deposit                          358,582            343,744                348,848
                                      ------------------   ------------------   --------------------
   Total                                     $   848,384         $  820,226            $   808,651

The following table shows the mix of municipality deposits as of September 30, 2004, December 31, 2003, and
September 30, 2003.

                                      September 30, 2004   December 31, 2003    September 30, 2003
                                      ------------------   ------------------   --------------------
Noninterest-bearing demand                   $     4,626         $    4,594            $     4,505
NOW deposits                                      63,946             41,665                 44,032
Money market deposits                             15,334             20,149                 20,570
Savings deposits                                     322                557                    539
Certificates of deposit                           58,171             58,467                 57,571
                                      ------------------   ------------------   --------------------
   Total                                     $   142,399         $  125,432            $   127,217

Other borrowings increased by $22.064 million during the first nine months of 2004 after increasing by $50.891 million over the course of 2003. Much of the increase in borrowings in 2004 occurred during the third quarter as the Company needed funding sources for $48.273 million in loan growth. The third quarter borrowings were also obtained with maturities ranging from 30 days to 90 days, with the intent to refinance with longer borrowings and deposit growth during the fourth quarter of 2004. The increased borrowings in 2003 were used to fund part of the
$102.605 million in loan growth that occurred last year. Other borrowings consist of Federal Home Loan Bank
(FHLB) borrowings, most of which were originated to fund loan growth. During the first half of 2004, the Company refinanced $13.000 million of FHLB borrowings to lock in funding costs in anticipation of a possible increase in interest rates. The Company also has debt of $6.642 million which was used primarily to repurchase stock, beginning in 1999. Although the Company has repurchased additional shares during 2004, it expects to reduce the borrowings by the end of 2004.

                                              FIRST M & F CORPORATION

Equity

The Company's and Bank's regulatory capital ratios at September 30, 2004, as shown below are in excess of the minimum requirements and qualify the institution as "well capitalized" under the risk-based capital regulations.

                                                       First M & F Corporation                 M & F Bank
                                                       -----------------------                 ----------
                                                       Amount          Ratio            Amount            Ratio
                                                       ------          -----            ------            -----
Actual:
Total capital                                       $   103,979        11.81%         $   108,481        12.38%
Tier 1 capital                                           92,953        10.56%              97,498        11.12%
Leverage                                                 92,953         8.53%              97,498         8.95%

For Capital Adequacy Purposes:
Total capital                                            70,406>        8.00%              70,123>        8.00%
Tier 1 capital                                           35,203>        4.00%              35,062>        4.00%
Leverage                                                 43,610>        4.00%              43,567>        4.00%

To Be Well Capitalized Under Prompt
     Corrective Action Provisions:
Total capital                                            88,007>       10.00%              87,654>       10.00%
Tier 1 capital                                           52,804>        6.00%              52,592>        6.00%
Leverage                                                 54,512>        5.00%              54,459>        5.00%

The Company repurchased 147,354 shares during the first nine months of 2003 at an average price of $33.36 per share. The Company also issued 147,272 shares related to the exercise of stock options during the first nine months of 2003 at an average exercise price of $27.00 per share. The Company repurchased 81,500 shares during the first nine months of 2004 at an average price of $34.35 per share. The Company also issued 36,321 shares related to the exercise of stock options during the first nine months of 2004 at an average exercise price of $26.67 per share. The Company expects to continue to repurchase shares during 2004.

Interest Rate Risk and Liquidity Management

Responsibility for managing the Company’s program for controlling and monitoring interest rate risk and liquidity risk and for maintaining income stability, given the Company’s exposure to changes in interest rates, is vested in the asset/liability committee. Appropriate policy and guidelines, approved by the board of directors, govern these actions. Monitoring is primarily accomplished through monthly reviews and analysis of asset and liability repricing opportunities, market conditions and expectations for the economy. Cash flow analyses are also used to project short-term interest rate risks and liquidity risks. Management believes, at September 30, 2004, there is adequate flexibility to alter the current rate and maturity structures as necessary to minimize the exposure to changes in interest rates, should they occur. The Company is currently in a positive gap position for assets and liabilities repricing within the next year. This generally means that for assets and liabilities maturing and repricing within the next 12 months, the Company is positioned for more assets to mature and reprice than it has in liabilities maturing and repricing.

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

The adequacy of the allowance for loan losses is monitored quarterly with provision accruals approved by the Board. Allowance adequacy is dependent on loan classifications by external examiners as well as by internal loan review personnel, past due loans, loan growth and loss history. The allowance as a percentage of loans at September 30, 2004 is comparable to other peer banks.

The following table shows non-performing loans and other assets of the Company:

(Amounts in thousands)
                                                                 September 30             December 31            September 30
                                                                 ------------             -----------            ------------
                                                                     2004                    2003                    2003
                                                                     ----                    ----                    ----
Nonaccrual loans                                                   $    5,118               $   4,517              $    3,905
Past due 90 days or more and still
   accruing interest                                                    1,165                   1,531                   2,351
                                                              --------------------    --------------------    --------------------
Total non-performing loans                                              6,283                   6,048                   6,256
Other real estate                                                       2,330                     802                   1,004
                                                              --------------------    --------------------    --------------------

Total non-performing assets                                         $   8,613               $   6,850              $    7,260
                                                              ====================    ====================    ====================

Ratios:
Non-performing loans to loans                                             .75%                    .77%                    .81%
Non-performing assets to assets                                           .76%                    .64%                    .68%
                                                              ====================    ====================    ====================
Off-Balance Sheet Arrangements

The Company’s primary off-balance sheet arrangements are in the form of loan commitments and operating lease commitments. At September 30, 2004 the Company had $138.899 million in unused loan commitments outstanding. Of these commitments, $80.123 million mature in one year or less. Lines of credit are established using the credit policy of the Company concerning the lending of money.

Letters of credit are used to facilitate the borrowers’ business and are usually related to the acquisition of inventory or of assets to be used in the customers’ business. Letters of credit are generally secured and are underwritten using the same standards as traditional commercial loans. Most standby letters of credit expire without being presented for payment. However, the presentment of a standby letter of credit would create a loan receivable from the Bank’s loan customer. The Bank’s asset-based lending subsidiary uses commercial letters of credit to facilitate the purchase of inventory items by its customers. There were $27 thousand in commercial letters of credit outstanding at the end of the third quarter. At September 30, 2004 the Company had $17.179 million in financial standby letters of credit issued and outstanding.

A liability of $146 thousand is recognized in Other Liabilities related to the obligation to stand ready to perform related to standby letters of credit.

FIRST M & F CORPORATION

In the ordinary course of business the Company enters into rental and lease agreements to secure office space and equipment. The Company has a variety of lease agreements in place, all of which are operating leases. The largest lease obligations are for office equipment and mainframe computer systems.

The Company did not have any variable interest entities or other off-balance sheet vehicles as of September 30, 2004.

The following table summarizes the obligations of the Company:

(Amounts in thousands)
                                                            Payments Due by Period
                                                            ----------------------
                                                     Less                                           More
                                                    Than 1         1 - 3           3 - 5           Than 5
Contractual Obligations             Total            Year          Years           Years           Years
-----------------------             -----            ----          -----           -----           -----
Long-term debt                    $  89,455       $  18,344      $  30,408      $  21,586         $ 19,117
Capital lease obligations                 -               -              -              -                -
Operating leases                      2,766             809          1,352            605                -
Purchase obligations                      -               -              -              -                -
Other long-term liabilities               -               -              -              -                -
                                  -----------     -----------    -----------    ------------    -------------
   Total                          $  92,221       $  19,153      $  31,760      $  22,191         $ 19,117
                                  ===========     ===========    ===========    ============    =============
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

Accounting Pronouncements

In March, 2004, The SEC issued Staff Accounting Bulletin No. 105 (SAB 105), “Application of Accounting Principles to Loan Commitments.” SAB 105 provides guidance for accounting related to loan commitments accounted for as derivative instruments. Generally, interest-rate locks on loans that are to be held for sale are considered derivatives, and therefore accounted for under the guidelines of Statement of Financial Accounting Standards (SFAS) No. 133 and subsequent amendments. SAB 105 specifically prohibits the incorporation of the expected future cash flows related to servicing of the future loan to be considered in the valuation of the rate-lock commitment. The adoption of this statement did not have a material effect on the financial statements.

In March, 2004, the Financial Accounting Standards Board (FASB) approved certain additional provisions of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Applications to Certain Investments.” These revisions require disclosures for cost method investments similar to those previously presented in fiscal 2003 financial statements for investments accounted for under SFAS No. 115. These revisions also clarify the appropriate timing and methodology for evaluating whether an “other-than-temporary” impairment has occurred. The new impairment evaluation and recognition guidance was originally effective for reporting periods beginning after June 15, 2004. An impairment is considered “other-than-temporary” unless, (1) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to or beyond the cost of the investment and (2) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. An issue of great concern to financial institutions is the implication that impairments resulting from increases in interest rates, sector spreads, or both may be required to be recognized if the impairment (or interest rate environment) persists. The FASB has issued an exposure draft of a proposed FASB Staff Position (FSP) in September, FSP EITF Issue 03-1-a to address these concerns and clarify the effect on other debt securities in a class of a recognized impairment in one debt security of that class. The FASB expects to issue a final FSP by the end of 2004. At that time, the Company will evaluate the financial statement impact of implementing the impairment provisions.

FIRST M & F CORPORATION

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

In March, 2004, the FASB issued an exposure draft entitled “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95.” This proposed statement would eliminate the ability to account for stock-based compensation using APB No. 25 and require such transactions to be recognized as compensation expense based on their fair values at the date of grant. Companies transitioning to this standard will use the “modified prospective” method whereby the company must recognize share-based compensation expense from the beginning of the year in which the statement is adopted. Companies will recognize the expense that they would have recognized if they had used the fair value method since the effective date of FASB Statement No. 123, which was December 31, 1994. Subsequent to the exposure draft, the FASB has addressed the valuation methodologies allowed and the use of different amortization methods for the compensation expense recognized. As written, the standard would take effect on July 1, 2005. However, the controversy surrounding stock-based compensation accounting, primarily the ability to determine fair values for employee stock options, and the actions of the U. S. House of Representatives to negate the potential standard, make the issuance of a final standard this year very uncertain.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market risk reflects the risk of economic loss resulting from changes in interest rates and market prices. This risk of loss can be reflected in either reduced potential net interest income in future periods or diminished market values of financial assets.

The Company’s market risk arises primarily from interest rate risk, which the asset/liability management committee monitors and manages on a monthly basis. The committee manages the interest rate risks inherent in the loan, investment, deposit and borrowing portfolios of the institution. The asset/liability management committee determines the risk profile of the Company and determines strategies to maintain interest rate sensitivity at a low level. As of September 30, 2004, the institution was in a positive repricing gap position of approximately 14.34% of assets.

Interest rate shock analysis shows that the Company will experience an 11 basis point decrease over 12 months in its net interest margin with an immediate and sustained 100 basis point decrease in interest rates. An immediate and sustained increase in rates of 100 basis points will result in a 7 basis point increase in the net interest margin. The sensitivity of loan yields and a lack of sustainable deposit cost decreases are the primary drivers behind these simulation results.

An analysis of the change in market value of equity shows how an interest rate shock will affect the difference between the market value of assets and the market value of liabilities. With all financial instruments being stated at market value, the market value of equity will increase by .78% with an immediate and sustained decrease in interest rates of 100 basis points. The market value of equity will decrease by 1.03% with an immediate and sustained increase in interest rates of 100 basis points.

The Company had no hedging instruments or other derivative contracts in place at September 30, 2004.

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

As of September 30, 2004 (the “Evaluation Date”), the Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in the Exchange Act Rules. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are sufficiently effective to ensure that material information relating to the Company and required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

In total, there are cases involving over 200 plaintiffs that have been filed over a three year period. Some suits have been filed in Holmes County. Depositions have occurred in one suit, and a trial date was tentatively set for October, 2004 in a second suit. The second suit, involving 36 plaintiffs, was settled out of court in August and paid from previously accrued funds. It is not possible at this time to determine the potential exposure related to possible damages in connection with the remaining suits. Future legislation and court decisions may limit the amount of damages that can be recovered in legal proceedings such as these. However, management cannot predict at this time whether such legislation or court decisions will occur or the effect they may have on these cases.

The Bank’s insurance agency subsidiary was involved in a suit filed in Holmes County in August, 2003 by 13 plaintiffs alleging damages in connection with the sale and purchase of insurance products. The case was settled in July at no cost to the Company.

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

                                              FIRST M & F CORPORATION

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes repurchases of common stock for the program in place during the third quarter of
2004:
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
                                                                              (or Units) Purchased      of Shares (or Units)
                               Total Number                                        As Part of              That May Yet Be
                              of Shares (or          Average Price Paid        Publicly Announced        Purchased Under the
       Period                units) Purchased       Per Share (or Unit)         Plans or Programs         Plans or Programs
       ------                ----------------       -------------------         -----------------         -----------------
07/01/04 - 07/31/04 (1)           10,000                   $   32.37                 10,000                    90,000
08/01/04 - 08/31/04               10,000                       32.68                 10,000                    80,000
09/01/04 - 09/30/04                5,000                       33.76                  5,000                    70,000

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

     Exhibit 31 - Rule 13a-14(a)/15d-14(a) Certifications.

     Exhibit 32 - Section 1350 Certifications.

Item 6(b) - Reports on Form 8-K - The following reports on Form 8-K were filed during the quarter ended September 30, 2004:

(1)      Report on Form 8-K filed on July 20, 2004. Item 7 press release with pro forma disclosures and Item 12 financial statements related to the second quarter earnings announcement.

                                              FIRST M & F CORPORATION

                                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has
duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST M & F CORPORATION

Date : November 8, 2004

BY:    /s/ Hugh S. Potts, Jr.                                          BY:       /s/ John G. Copeland
      --------------------------------                                         --------------------------------
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

31      Rule 13a-14(a) Certification of Hugh S. Potts, Jr., Chief Executive Officer and Rule 13a-14(a) Certification of John G.
        Copeland, Chief Financial Officer

32      Section 1350 Certification of Hugh S. Potts, Jr., Chief Executive Officer and Section 1350 Certification
        of John G. Copeland, Chief Financial Officer