Form 10-K
period 2004-12-31
FIRST M&F CORP/MS
filed 2005-03-15
CIK 320387

                                                    UNITED STATES
                                         SECURITIES AND EXCHANGE COMMISSION
                                               WASHINGTON, D.C. 20549

                                                      FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                                     For the fiscal year ended December 31, 2004

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

         YES [X]   NO [  ]

Based on closing sale price for shares on June 30, 2004,  the aggregate  market value of the voting stock held by nonaffiliates of the Registrant was $102,245,699.

Based on closing sale price for shares on June 30, 2003, the aggregate  market value of the voting stock held by nonaffiliates of the Registrant was $111,851,747.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

             Title of Class                                         Outstanding at January 31, 2005
             --------------                                         -------------------------------
      Common stock ($5.00 par value)                                        4,501,159 Shares

                                         DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement dated March 16, 2005 are incorporated by reference into Part III of the Form 10K report.

                                                         CROSS REFERENCE INDEX
                                                                                                                              Page
                                                                                                                             ------
PART I

Item 1          Business                                                                                                         3
Item 2          Properties                                                                                                      11
Item 3          Legal Proceedings                                                                                               11
Item 4          Submission of Matters to a Vote of Security Holders                                                             11

PART II

Item 5          Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities    11
Item 6          Selected Financial Data                                                                                         13
Item 7          Management's Discussion and Analysis of Financial Condition and Results of Operations                           14
Item 7A         Quantitative and Qualitative Disclosures About Market Risk                                                      23
Item 8          Financial Statements and Supplementary Data                                                                     24
Item 9          Changes in and Disagreements With Accountants on Accounting and Financial Disclosure                            52
Item 9A         Controls and Procedures                                                                                         52
Item 9B         Other Information                                                                                               52

PART III

Item 10         Directors and Executive Officers of the Registrant                                                              53
Item 11         Executive Compensation                                                                                          53
Item 12         Security Ownership of Certain Beneficial Owners and Management                                                  53
Item 13         Certain Relationships and Related Transactions                                                                  53
Item 14         Principal Accounting Fees and Services                                                                          53

PART IV

Item 15         Exhibits, Financial Statement Schedules                                                                         53
__________

*Information called for by Part III (Items 10 through 14) is incorporated by reference to the Registrant’s Proxy Statement.

PART I

BUSINESS

General

First M&F Corporation (the Company) is a one-bank holding company chartered and organized under Mississippi laws in 1979. The Company engages exclusively in the banking business through its wholly-owned subsidiary, Merchants and Farmers Bank of Kosciusko (the Bank).

The Bank was chartered and organized under the laws of the State of Mississippi in 1890, and accounts for substantially all of the total assets and revenues of the Company. The Bank is the sixth largest bank in the state, having total assets of approximately $1.139 billion at December 31, 2004. The Bank offers a complete range of commercial and consumer services at its main office and two branches in Kosciusko and its branches within central and north Mississippi, including Ackerman, Bruce, Brandon, Canton, Cleveland, Clinton, Durant, Flowood, Grenada, Jackson, Madison, Olive Branch, Oxford, Pearl, Philadelphia, Ridgeland, Southaven, Starkville, and Tupelo, Mississippi, and a loan production office in Memphis, Tennessee.

The Bank has six wholly-owned subsidiaries, M&F Financial Services, Inc., which is currently inactive, First M&F Insurance Company, Inc., a credit life insurance company, M&F Insurance Agency, Inc., a general insurance agency, M&F Insurance Group, Inc., a general insurance agency, Merchants and Farmers Bank Securities Corporation, a real estate property management company, and M&F Business Credit, Inc., an asset-based lending operation based in Memphis, Tennessee. The Bank owns 55% of MS Statewide Title, LLC, a title insurance agency. The remaining 45% ownership is held by unaffiliated parties. Since March 1, 2000 the Bank has owned 51% of a joint venture, Merchants Financial Services, 49% of which is owned by an unaffiliated company. The joint venture engages in small business accounts receivable factoring, and has been consolidated into the Company’s financial statements for reporting purposes. Merchants Financial Services sold substantially all of its receivables to its two owners as of December 31, 2004, and is planned to be dissolved by the end of 2005.

The banking system offers a variety of deposit, investment and credit products to customers. The Bank provides these services to middle market and professional businesses, ranging from business checking, treasury management services and secured and unsecured lines of credit. Additional services include ach origination, sweep accounts and letters of credit. The Bank also offers a variety of checking accounts to its customers and other services, which include debit cards and automated teller machine access through several networks, and an overdraft protection plan. Trust services are offered through the Kosciusko main office and discount brokerage services are offered through the Madison and Tupelo offices.

As of December 31, 2004, the Company and its subsidiary employed 459 full-time equivalent employees.

Forward Looking Statements

Certain of the information included in these discussions contains forward looking financial data and information that is based upon management’s belief as well as certain assumptions made by, and information currently available to management. Specifically, these discussions include statements with respect to the adequacy of the allowance for loan losses, the effect of legal proceedings against the Company’s financial condition, results of operations and liquidity, and market risk disclosures. Should one or more of these risks materialize or the assumptions prove to be significantly different, actual results may vary from those estimated, anticipated, projected or expected. For instance, if the economy deteriorated and real estate values became depressed, the approximately 77% of the Company’s loan portfolio that is secured by real estate could come under stress, thus possibly requiring additional loan loss accruals. The Company may not be able to dispose of its foreclosed real estate at prices above the properties’ carrying values, thus causing additional losses. Unfavorable judgments in excess of accrued liabilities related to ongoing litigation may result in additional expenses. Unanticipated catastrophic loss claims could occur that would reduce or eliminate the profit sharing revenues of the insurance agencies. Such claims may also affect the availability of insurance products for certain classes of customers, thereby reducing commission revenues available to the agencies. A severe slowing of the economy may affect the ability of the Company’s customers to make timely loan payments, or may cause customers to use up deposit balances, thereby causing a strain on the Company’s liquidity. A much steeper than anticipated increase in interest rates could cause the Company’s net interest margins to decrease, thereby decreasing net interest revenues. Mortgage originations, and therefore mortgage revenues, would be hurt by steeply rising interest rates. A poor stock market could reduce brokerage transactions, therefore reducing investment brokerage revenues. An unanticipated increase in inflation could cause the Company’s operating costs related to salaries, technology, supplies and property taxes to increase. Unforeseen new competition from outside the traditional financial services industry could constrain the Company’s ability to price its products profitably. Investments in the portfolio of the Company’s pension plan may not provide adequate returns to fund the accumulated and projected plan obligations, thus causing higher annual plan expenses and requiring additional contributions by the Company. These examples are not intended to be exhaustive, and describe events, circumstances and contingencies that may never materialize. Nevertheless, the reader is cautioned that such types of occurrences, usually outside of the control of the Company, may cause financial results to be different than the reader or the Company’s management had originally estimated.

Overview

In the opinion of First M&F Corporation’s management, the Company’s most significant accomplishments during 2004 were as follows:

Facilities

o        In February, completed construction and opened a full service branch in Flowood in Rankin County
o        In September, opened a full service branch at a rented location in Jackson
o        In November, completed construction of a full service branch in Olive Branch, in DeSoto County, replacing rented office space
o        In December, opened a loan production office in Memphis, Tennessee with an initial staff of three banking professionals

Revenues

o        Strong debit card revenue growth was an encouraging component of deposit revenues
o        Commissions from annuity sales increased significantly
o        Retail investment brokerage revenues increased by 60.3%
o        Trust revenues increased by 28.8%
o        Treasury services revenues continued to improve
o        Property, casualty, life and health insurance commissions increased by 4.7% to $3.4 million
o        The Company made progress toward achieving its strategic objectives related to fee revenue growth and building diverse revenue sources

Products and Services

o        In November, began promoting the new eRate Plus account, designed to accommodate only electronic transactions and paying a higher rate of interest
o        Promoted a multi-featured, low cost deposit product, Priority Checking, designed for customers over 50 years old
o        Completed the most successful Gridiron loan campaign, an annual loan promotion offering college season football tickets to qualifying loan customers, in Company history
o        Focusing on consumer loans, promoted home equity lines with an introductory rate and removed the interest rate floor provisions, providing an attractive and competitive product
o        Closed out 2004 with an internal deposit campaign targeting non-interest bearing deposit growth and cross-selling of other products and services

In the opinion of Management, the challenges and opportunities facing the Company going forward from December 31,
2004 are as follows:

o        Continue branch expansion in economically viable markets
o        Continue to increase the volumes and improve the products and services delivered through the insurance agencies
o        Focus on small businesses, building deposit and treasury services relationships onto the small business loan relationships
o        Use core deposit growth as the primary funding source for lending activities
o        Build the retail investment brokerage business with plans to increase balances in brokered accounts
o        Focus on consumer lending primarily through  home equity loan promotions
o        Continue to seek out commercial lending opportunities in economic and industry sectors where we have expertise
o        Contain expenses in current operations while also focusing on expansion into new locations and markets
o        Promote low-cost delivery channels such as debit cards and electronic banking that are convenient to the customers
o        Grow the Company's geographic footprint into contiguous states when the opportunity provides for enhanced shareholder returns

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

Supervision and Regulation

As a bank holding company, First M&F Corporation is subject to regulation under the Bank Holding Company Act of 1956, as amended, (the “BHCA”) and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). Under the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve Board. The BHCA also generally limits the activities of a bank holding company to that of banking, managing or controlling banks, or any other activity which is determined to be so closely related to banking or managing or controlling banks that an exception is allowed for those activities.

As a state-chartered commercial bank, Merchants and Farmers Bank, First M&F Corporation’s banking subsidiary, is subject to regulation, supervision and examination by the Mississippi Department of Banking and Consumer Finance. Merchants and Farmers Bank (the “Bank”) is also subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation (the “FDIC”). State and Federal law also govern the activities in which the Bank engages, the investments it makes and the aggregate amount of loans that may be granted to one borrower. The insurance company subsidiary of the Bank is also regulated and examined by the Insurance Department of the State of Mississippi.

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

The minimum guideline for the total capital to risk-weighted assets, including certain off-balance sheet items such as standby letters of credit (“total capital ratio”) is 8.0 percent. At least half of total capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets (“Tier 1 capital”). The remainder may consist of subordinated debt, other preferred stock, a limited amount of loan loss reserves, and unrealized gains on equity securities subject to limitations (“Tier 2 capital”). At December 31, 2004, the Company and the Bank were in compliance with the total capital ratio and the Tier 1 capital ratio requirements. Note 17 of the Notes to Consolidated Financial Statements presents the Company’s and the Bank’s capital ratios.

Deposit Insurance Assessments

The deposits of the Bank are insured by the FDIC up to the limits set forth under applicable law. A majority of the deposits of the Bank are subject to the deposit insurance assessments of the Bank Insurance Fund (“BIF”) of the FDIC. However, a portion of the Bank’s deposits, relating to a savings association acquisition, are subject to assessments imposed by the Savings Association Insurance Fund (“SAIF”) of the FDIC. The FDIC equalized the assessment rates for BIF-insured and SAIF-insured deposits effective January 1, 1997. The assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution’s capital position and other supervisory factors. Legislation was enacted in 1996 requiring both SAIF-insured and BIF-insured deposits to pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation (“FICO”). The FDIC is currently assessing, effective for the first quarter of 2005, BIF- and SAIF-insured deposits totaling an additional 1.44 basis points per $100 of deposits.

Available Information

The Company maintains an internet website at www.mfbank.com. The Company makes available free of charge on the website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with the Securities and Exchange Commission. These reports are made available on the Company’s website as soon as reasonably practical after the reports are filed with the Commission. Information on the Company’s website is not incorporated into this Form 10-K or the Company’s other securities filings and is not a part of them.

                                              STATISTICAL DISCLOSURE

The statistical disclosures for the Company are contained in Tables 1 through 12.

Table 1
------------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCE SHEETS/YIELDS
------------------------------------------------------------------------------------------------------------------------------------

                                   2004                                2003                              2002
(Dollars in thousands)            Average               Yield/       Average               Yield/      Average               Yield/
                                  Balance    Interest    Cost        Balance    Interest    Cost       Balance    Interest    Cost
                                ------------ ---------- --------    ----------- ---------- -------    ----------- ---------- -------
Interest-bearing bank balances   $    5,747    $    98     1.71%    $    7,451    $   108    1.45%    $    7,387    $   124    1.68%
Federal funds sold                   11,449        113      .99         16,690        192    1.15         10,241        163    1.59
Taxable investments                 131,105      5,439     4.15        152,447      6,653    4.37        194,120      9,998    5.15
Tax-exempt investments               53,500      3,528     6.59         54,980      3,793    6.90         56,567      4,104    7.26
Loans                               803,968     50,403     6.27        730,133     48,685    6.67        660,529     49,125    7.44
                                ------------ ---------- --------    ----------- ---------- -------    ----------- ---------- -------
Total earning assets              1,005,769     59,581     5.92        961,701     59,431    6.18        928,844     63,514    6.84
Nonearning assets                   104,420                            100,236                            94,202
                                ------------                        -----------                       -----------
  Total average assets           $1,110,189                         $1,061,937                        $1,023,046
                                ============                        ===========                       ===========

NOW & MMDA                          280,291      1,913      .68        291,723      2,786     .96        264,193      4,954    1.88
Savings deposits                     86,758      1,180     1.36         90,305      1,435    1.59         97,020      2,162    2.23
Certificates of deposit             359,318      8,643     2.41        345,849      9,178    2.65        355,745     12,683    3.57
Short-term borrowings                20,839        664     3.19         18,757        608    3.24         20,512        695    3.39
Other borrowings                    118,597      4,650     3.92         87,579      3,850    4.40         72,010      3,208    4.45
                                ------------ ---------- --------    ----------- ---------- -------    ----------- ---------- -------
  Total interest-bearing            865,803     17,050     1.97        834,213     17,857    2.14        809,480     23,702    2.93
liabilities
Noninterest-bearing deposits        123,773                            107,493                            99,672
Noninterest-bearing                   8,618                              9,323                             8,940
liabilities
Capital                             111,995                            110,908                           104,954
                                ------------                        -----------                       -----------
  Total avg. liabilities &       $1,110,189                         $1,061,937                        $1,023,046
equity                          ============ ---------- --------    =========== ---------- -------    =========== ---------- -------
Net interest margin                             42,531     4.23                    41,574    4.32                    39,812    4.29
Less tax equivalent adjustment
  Investments                                    1,316      .13                     1,415     .14                     1,531     .16
  Loans                                             88      .01                        98     .01                       110     .02
                                             ---------- --------                ---------- -------                ---------- -------
Reported book net interest                     $41,127     4.09%                  $40,061    4.17%                  $38,171    4.11%
margin                                       ========== ========                ========== =======                ========== =======

Tax equivalent adjustments were made using a blended Federal/State rate of 37.3%.

Table 2
--------------------------------------------------------------------------------------------------------------------------------
RATE/VOLUME VARIANCES
--------------------------------------------------------------------------------------------------------------------------------

                                               2004 Compared To 2003                           2003 Compared To 2002
                                     -------------------------------------------    --------------------------------------------
(Dollars in thousands)                       Increase (Decrease) Due To                     Increase (Decrease) Due To
                                     -------------------------------------------    --------------------------------------------
                                                        Yield/                                        Yield/
                                       Volume            Cost            Net          Volume           Cost             Net
                                     ------------    -------------    ----------    -----------    -------------    ------------
Interest earned on:
Interest-bearing bank balances        $     (27)      $       17       $   (10)      $      1       $     (17)       $     (16)
Federal funds sold                          (56)             (23)          (79)            88             (59)              29
Taxable investments                        (908)            (306)       (1,214)        (1,983)         (1,362)          (3,345)
Tax-exempt investments                     (100)            (165)         (265)          (112)           (199)            (311)
Loans                                     4,776           (3,058)        1,718          4,909          (5,349)            (440)
                                     ------------    -------------    ----------    -----------    -------------    ------------
Total earning assets                      2,667           (2,517)          150          2,139          (6,222)          (4,083)

Interest paid on:
NOW & MMDA                                  (94)            (779)         (873)           390           (2,558)         (2,168)
Savings deposits                            (52)            (203)         (255)          (128)            (599)           (727)
Certificates of deposit                     341             (876)         (535)          (308)          (3,197)         (3,505)
Short-term borrowings                        67              (11)           56            (58)             (29)            (87)
Other borrowings                          1,290             (490)          800            689              (47)            642
                                     ------------    -------------    ----------    -----------    -------------    ------------
Total interest-bearing liabilities          649           (1,456)         (807)           627           (6,472)         (5,845)
                                     ------------    -------------    ----------    -----------    -------------    ------------
Change in net interest income
 on a tax-equivalent basis            $   2,018      $    (1,061)      $   957      $   1,512      $       250      $    1,762
                                     ============    =============    ==========    ===========    =============    ============

The rate/volume variances are computed for each line item and are therefore non-additive.

Table 3
-------------------------------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE
-------------------------------------------------------------------------------------------------------------------------------

                                                                                  Carrying Value of Securities
                                                                   ------------------------------------------------------------
(Dollars in thousands)                                                                     December 31
                                                                                       --------------------
                                                                       2004                   2003                    2002
                                                                   -------------       --------------------       -------------
Securities Available For Sale
U. S. Treasury                                                         $    550                   $    560            $  1,082
Government agencies                                                      61,796                     69,794              60,806
Mortgage-backed securities                                               47,397                     51,526             107,868
Obligations of states and political subdivisions                         56,089                     60,071              59,642
Other securities                                                          9,822                      5,626               6,712
                                                                   -------------       --------------------       -------------
Total securities available for sale                                    $175,654                   $187,577            $236,110
                                                                   =============       ====================       =============

                                                                                  Amortized Cost of Securities
                                                                   ------------------------------------------------------------
                                                                                           December 31
                                                                                       --------------------
                                                                       2004                   2003                    2002
                                                                   -------------       --------------------       -------------
Securities Available For Sale
U. S. Treasury                                                         $    528                   $    532            $  1,037
Government agencies                                                      61,564                     67,954              58,125
Mortgage-backed securities                                               46,718                     49,986             104,122
Obligations of states and political subdivisions                         54,274                     57,503              56,954
Other securities                                                          9,724                      5,400               6,379
                                                                   -------------       --------------------       -------------
Total securities available for sale                                    $172,808                   $181,375            $226,617
                                                                   =============       ====================       =============

Table 4
----------------------------------------------------------------------------------------------------------------------------------
MATURITY DISTRIBUTION AND YIELDS OF SECURITIES AVAILABLE FOR SALE
----------------------------------------------------------------------------------------------------------------------------------

                                                   After One
                                                     But
                                Within              Within              After Five
(Dollars in thousands)           One                 Five               But Within            Over
                                 Year     Yield      Years    Yield     Ten Years   Yield   Ten Years  Yield       Total    Yield
                               -----------------    -----------------   ------------------  -----------------    -----------------
Securities Available For
Sale
U.S. Treasury                   $     -       -%    $     -       -%   $   528       4.60%  $     -       -%     $    528    4.60%
Government agencies              46,498    3.76      14,555    3.59        511       5.38         -       -        61,564    3.74
Mortgage-backed securities       13,754    5.08      27,398    4.60      3,322       4.06     2,244    4.33        46,718    4.69
Obligations of states and
  political subdivisions          8,600    7.29      40,192    6.61      5,252       5.79       230    6.08        54,274    6.64
Other debt securities                 -       -       7,079    4.49        607       4.13     1,000    3.51         8,686    4.35
                               -----------------    -----------------  ------------------  -----------------    -----------------
Total securities available
  for sale                      $68,852    4.47%    $89,224    5.33%   $10,220       5.05%  $ 3,474    4.21%     $171,770    4.95%
Equity securities                                                                                                   1,038
                                                                                                                ----------
                                                                                                                 $172,808
                                                                                                                ==========

Tax equivalent adjustments were made using a blended Federal rate of 34.0% and a State rate of 5.0%. The amounts shown represent the investment portfolio as stated at amortized cost.

Non mortgage-backed securities are categorized in the earlier of their maturity dates or call dates.
Mortgage-backed securities are distributed based upon their estimated average lives.

Table 5
----------------------------------------------------------------------------------------------------------------------------------
COMPOSITION OF THE LOAN PORTFOLIO
----------------------------------------------------------------------------------------------------------------------------------

(Dollars in thousand)    2004                 2003                  2002                  2001                   2000
                      ---------            ----------            ---------             ---------              ----------
                                  % Of                  % Of                 % Of                  % Of                    % Of
Held For Investment    Amount    Total      Amount     Total      Amount     Total      Amount    Total        Amount     Total
                      --------- ---------  ---------- ---------  --------- ----------  --------- ---------    ---------- ---------
Commercial,
  financial and
  agricultural        $131,886     15.63%  $ 112,443     14.43%  $ 94,169      13.92%  $ 86,040     13.11%     $ 76,834    12.15%
Non-residential real
  Estate               369,100     43.75     339,547     43.58    262,141      38.74    234,950     35.81       202,619    32.05
Residential real
  Estate               284,823     33.75     263,450     33.81    241,861      35.75    242,288     36.92       248,830    39.35
Consumer loans          57,990      6.87      63,740      8.18     78,395      11.59     92,875     14.15       103,960    16.44
Lease financing              -         -           -         -          9       0.00         33      0.01            51     0.01
                      --------- ---------  ---------- ---------  --------- ----------  --------- ---------    ---------- ---------
  Total loans         $843,799    100.00%  $ 779,180    100.00%  $676,575     100.00%  $656,186    100.00%     $632,294   100.00%
                      ========= =========  ========== =========  ========= ==========  ========= =========    ========== =========

Mortgages held
  for sale            $    923             $   2,141             $  2,171              $  5,096                $    915
                      ========= =========  ========== =========  ========= ==========  ========= =========    ========== =========

Table 6
------------------------------------------------------------------------------------------------------------------------
LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES
------------------------------------------------------------------------------------------------------------------------

Maturity distribution of loans at December 31, 2004

(Dollars in thousands)                                Within          One to Five         After Five
                                                     One Year            Years              Years             Total
                                                    -------------    ---------------     -------------     -------------
Commercial, financial and agricultural                  $ 70,611           $ 56,853          $  4,422          $131,886
Non-residential real estate                               97,264            233,114            38,722           369,100
Residential real estate                                   38,437            181,668            64,718           284,823
Consumer loans                                            15,455             42,122               413            57,990
                                                    -------------    ---------------     -------------     -------------
  Total loans                                           $221,767           $513,757          $108,275          $843,799
                                                    =============    ===============     =============     =============

Rate sensitivity of loans at December 31, 2004

                                                     One to Five         After Five
                                                           Years              Years             Total
                                                    -------------    ---------------     -------------
Fixed rate loans                                        $438,755           $ 82,459          $521,214
Floating rate loans                                       75,002             25,816           100,818
                                                    -------------    ---------------     -------------
                                                        $513,757           $108,275          $622,032
                                                    =============    ===============     =============

Table 7
-----------------------------------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS AND PAST DUE LOANS
-----------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
                                                      2004            2003            2002            2001            2000
                                                  ----------     -----------     ------------    ------------    ------------
Nonaccrual loans                                     $3,302          $4,517           $1,582          $1,825          $1,385
Restructured loans                                        -               -                -               -               -
                                                  ----------     -----------     ------------    ------------    ------------
  Total nonperforming loans                           3,302           4,517            1,582           1,825           1,385
Other real estate owned                               2,816             802              950           1,077             965
                                                  ----------     -----------     ------------    ------------    ------------
  Total nonperforming assets                          6,118           5,319            2,532           2,902           2,350
Accruing loans past due 90 days or more                 645           1,531            2,169           1,958           1,806
                                                  ----------     -----------     ------------    ------------    ------------
  Total nonperforming assets and loans               $6,763          $6,850           $4,701          $4,860          $4,156
                                                  ==========     ===========     ============    ============    ============

Table 8
-------------------------------------------------------------------------------------------------------------------------------
ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
-------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)

                                                       2004             2003             2002            2001            2000
                                                 -------------     ------------     -----------     -----------     -----------
Balance at beginning of year                         $10,891          $10,258         $ 8,426          $8,510          $7,629
Charge offs:
  Commercial, financial and agricultural              (3,832)            (721)           (650)         (2,313)         (1,897)
  Real estate - nonresidential                          (312)            (318)           (332)           (301)           (176)
  Real estate - residential                             (289)          (1,120)           (474)           (507)           (164)
  Consumer                                            (1,193)          (1,516)         (1,849)         (2,167)         (1,989)
                                                 -------------     ------------     -----------     -----------     -----------
    Total                                             (5,626)          (3,675)         (3,305)         (5,288)         (4,226)
Recoveries:
  Commercial, financial and agricultural                 190               85              82              74              70
  Real estate - nonresidential                            24               56              37              20              37
  Real estate - residential                              445               27               6              50              46
  Consumer                                               344              338             517             645             655
                                                 -------------     ------------     -----------     -----------     -----------
    Total                                              1,003              506             642             789             808
                                                 -------------     ------------     -----------     -----------     -----------
Net charge-offs                                       (4,623)          (3,169)         (2,663)         (4,499)         (3,418)
Provision for loan losses                              5,351            3,802           4,495           4,415           4,299
                                                 -------------     ------------     -----------     -----------     -----------
Balance at end of year                               $11,619          $10,891         $10,258          $8,426          $8,510
                                                 =============     ============     ===========     ===========     ===========

Net Charge-Offs To Average Loans                        0.57%            0.43%           0.40%           0.69%           0.54%
                                                 =============     ============     ===========     ===========     ===========

Table 9
-------------------------------------------------------------------------------------------------------------------
ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
-------------------------------------------------------------------------------------------------------------------
                                                                                     December 31
                                                      --------------------------------------------------------------------------
(Dollars in thousands)                                   2004             2003            2002           2001           2000
                                                      ------------     ------------    -----------    -----------    -----------
Commercial, financial and agricultural                    $ 5,224          $ 4,833        $ 3,804         $2,380         $1,291
Non-residential real estate                                   574              317            322            411            487
Residential real estate                                     1,241              330          1,048          1,102          1,596
Consumer loans                                              4,581            5,411          5,084          4,532          5,135
                                                      ------------     ------------    -----------    -----------    -----------
  Total loans                                             $11,619          $10,891        $10,258         $8,426         $8,510
                                                      ============     ============    ===========    ===========    ===========

Allowance As A Percentage Of Loan Type
                                                                                      December 31
                                                      --------------------------------------------------------------------------
                                                            2004             2003           2002           2001           2000
                                                      ------------     ------------    -----------    -----------    -----------
Commercial, financial and agricultural                      3.96%            4.30%          4.04%          2.77%          1.68%
Non-residential real estate                                 0.16             0.09           0.12           0.18           0.24
Residential real estate                                     0.44             0.13           0.43           0.45           0.64
Consumer loans                                              7.90             8.49           6.48           4.88           4.94
                                                      ------------     ------------    -----------    -----------    -----------
  Total loans                                               1.38%            1.40%          1.52%          1.28%          1.35%
                                                      ============     ============    ===========    ===========    ===========

Net Charge-Offs As A Percent Of Year End Loans Outstanding, By Type
                                                                                      December 31
                                                      --------------------------------------------------------------------------
                                                           2004             2003           2002           2001           2000
                                                      ------------     ------------    -----------    -----------    -----------
Commercial, financial and agricultural                      2.76%            0.57%          0.60%          2.60%          2.38%
Non-residential real estate                                 0.08             0.08           0.11           0.12           0.07
Residential real estate                                    (0.05)            0.41           0.19           0.19           0.05
Consumer loans                                              1.46             1.85           1.70           1.64           1.28
                                                      ------------     ------------    -----------    -----------    -----------
  Total loans                                               0.55%            0.41%          0.39%          0.69%          0.54%
                                                      ============     ============    ===========    ===========    ===========

Table 10
-------------------------------------------------------------------------------------------------------------------
TIME DEPOSITS OF $100,000 OR MORE
-------------------------------------------------------------------------------------------------------------------

The table below shows maturities of outstanding time deposits of $100,000 or more at December 31, 2004 (in thousands):

Three months or less                                                                          $ 48,902
Over three months through six months                                                            32,023
Over six months through twelve months                                                           27,435
Over one year                                                                                   58,107
                                                                                      -----------------
   Total                                                                                      $166,467
                                                                                      =================

Table 11
-------------------------------------------------------------------------------------------------------------------
SELECTED RATIOS
-------------------------------------------------------------------------------------------------------------------

The following table reflects ratios for the Company for the last three years:

                                                            2004                     2003                     2002
                                                       -----------------       ------------------       ------------------
Return on average assets                                     0.97%                    1.03%                    1.00%
Return on average equity                                     9.62                     9.82                     9.75
Dividend payout ratio                                       42.19                    42.37                    45.05
Average equity to assets ratio                              10.09                    10.44                    10.26

Table 12
-------------------------------------------------------------------------------------------------------------------
SHORT-TERM BORROWINGS
-------------------------------------------------------------------------------------------------------------------

The table below presents certain information regarding the Company's short-term borrowings for each of the last three years (in thousands):

                                                                            2004               2003              2002
                                                                         -------------     -------------     --------------
Securities sold under agreements to repurchase
Outstanding at end of period                                                  $16,808           $15,205            $23,599
Maximum outstanding at any month-end during the period                         18,872            22,859             23,599
Average outstanding during the period                                          15,428            16,984             20,411
Interest paid                                                                     557               584                693
Weighted average rate during each period                                         3.61%             3.44%              3.40%

Federal funds purchased
Outstanding at end of period                                                  $     -           $     -            $     -
Maximum outstanding at any month-end during the period                         31,900             8,600                  -
Average outstanding during the period                                           5,411             1,773                102
Interest paid                                                                     107                24                  2
Weighted average rate during each period                                         1.97%             1.36%              2.09%

PROPERTIES

The Bank’s legal headquarters is a 21,000 square foot, three story, brick building located at 134 West Washington Street. This building houses the primary administrative offices of the Bank and Company.

The Bank owns its main office building and 30 of its branch facilities and leases five of its locations. The Bank’s insurance agency subsidiary owns four of its locations and leases one. The Bank’s asset-based lending subsidiary leases one office. The facilities occupied under lease agreements have terms which range from month to month to five years. It is anticipated that all leases will be renewed.

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

In total, there are cases involving over 200 plaintiffs that have been filed over a three year period. Some suits have been filed in Holmes County. A suit involving 36 plaintiffs was settled out of court in the third quarter of 2004. It is not possible at this time to determine the potential exposure related to possible damages in connection with the remaining suits. Future legislation and court decisions may limit the amount of damages that can be recovered in legal proceedings such as these. However, management cannot predict at this time the effect that legislation or court decisions may have on these cases.

Additionally, the Company and its subsidiaries are defendants in various other lawsuits arising out of the normal course of business. In the opinion of management, the ultimate resolution of this category of claims should not have a material adverse effect on the Company’s consolidated financial position or results of operations.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a shareholder vote during the fourth quarter of 2004.

PART II

MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Effective September 1, 1996, the Company’s common stock was listed with the National Association of Securities Dealers, Inc. Automated Quotation National Market System (NASDAQ) and became subject to trading and reporting over the counter with most securities dealers.

At December 31, 2004, there were 1,254 shareholders of record of the Company’s common stock. On December 31, 2004, the Company’s stock closed at $33.85 per share.

The following table summarizes the trading ranges and dividend payouts for the two years ended December 31, 2004.

                                               Quarterly Closing Common Stock
                                               Price Ranges and Dividends Paid

                                      First                Second                Third                Fourth
---------------------------------------------------------------------------------------------------------------
2004:
High                                  $39.10               $36.00                $34.00               $34.55
Low                                    30.50                30.65                 31.01                32.65
Close                                  33.51                31.14                 33.35                33.85
Dividend                                 .25                  .25                   .25                  .25
---------------------------------------------------------------------------------------------------------------
2003:
High                                  $35.80               $39.30                $37.00               $39.11
Low                                    27.75                30.50                 31.75                34.59
Close                                  35.80                32.71                 35.65                37.90
Dividend                                 .25                  .25                   .25                  .25

The following table summarizes stock and dividend performance ratios for the five years ended December 31, 2004.

                                       2004           2003           2002           2001           2000
                                   -------------- -------------- -------------- -------------- --------------

Price/earnings ratio                    14.28x         16.06x         12.50x         13.23x         11.03x
Price/book value ratio                   1.36x          1.56x          1.18x           .95x           .80x
Book value/share                       $24.96         $24.24         $23.59         $21.68         $21.01
Dividend payout ratio                   42.19%         42.37%         45.05%         64.52%         65.36%
Historical dividend yield                2.64%          3.60%          4.88%          5.93%          3.33%

The following table summarizes repurchases of common stock for the program in place during the fourth quarter of
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
                                                                                  (or Units) Purchased      of Shares (or Units)
                                   Total Number                                        As Part of              That May Yet Be
                                  of Shares (or          Average Price Paid        Publicly Announced        Purchased Under the
           Period                Units) Purchased       Per Share (or Unit)         Plans or Programs         Plans or Programs
           ------                ----------------       -------------------       ---------------------      -------------------
  10/01/04 - 10/31/04 (1)                  -                 $      -                          -                    60,000
  11/01/04 - 11/30/04                  8,100                    33.73                      5,000                    50,000
  12/01/04 - 12/31/04                 10,000                    33.94                     10,000                    40,000

    (1)      On April 14, 2004, the Board authorized a program to repurchase up to 120,000 shares of common stock in the open market over a twelve month period beginning on May 1, 2004 and ending on April 30, 2005. The authorization limits the number of shares that may be repurchased in any calendar month to no more than
             10,000.

                                                         SELECTED FINANCIAL DATA

(Thousands, except per share data)                  2004             2003             2002             2001             2000
------------------------------------------- ---------------- ---------------- ---------------- ---------------- ----------------

EARNINGS

Interest income                                 $    58,177      $    57,918      $    61,873      $    70,320      $    73,340
Interest expense                                     17,050           17,857           23,702           37,355           41,227
Net interest income                                  41,127           40,061           38,171           32,965           32,113
Provision for loan losses                             5,351            3,802            4,495            4,415            4,299
Noninterest income                                   15,281           14,357           14,088           13,783           10,590
Noninterest expense                                  35,738           35,121           33,394           32,118           29,803
Income taxes                                          4,544            4,603            4,135            3,062            1,522
Net income                                      $    10,775      $    10,892      $    10,235      $     7,153      $     7,079
Net interest income, taxable equivalent         $    42,531      $    41,574      $    39,812      $    34,753      $    33,967
Cash dividends paid                             $     4,535      $     4,604      $     4,610      $     4,615      $     4,626

PER COMMON SHARE

Net income (basic)                              $      2.37      $      2.36      $      2.22      $      1.55      $      1.53
Cash dividends paid                                    1.00             1.00             1.00             1.00             1.00
Book value                                            24.96            24.24            23.59            21.68            21.01
Closing stock price                                   33.85            37.90            27.75            20.50            16.88

SELECTED AVERAGE BALANCES

Assets                                          $ 1,110,189      $ 1,061,937      $ 1,023,046      $ 1,010,122      $ 1,009,619
Earning assets, amortized cost                    1,005,769          961,701          928,844          920,423          927,212
Loans held for investment                           803,968          730,133          660,529          645,541          630,485
Investments, amortized cost                         184,605          207,427          250,687          249,677          279,364
Total deposits                                      850,140          835,370          816,630          800,665          791,797
Equity                                              111,995          110,908          104,954          100,197           91,986

SELECTED YEAR-END BALANCES

Assets                                          $ 1,142,712      $ 1,078,298      $ 1,037,134      $ 1,018,309      $ 1,020,416
Earning assets, carrying value                    1,028,108          970,261          932,995          912,232          925,500
Loans held for investment                           843,799          779,180          676,575          656,186          632,294
Investments, carrying value                         175,654          187,577          236,110          250,358          264,280
Total deposits                                      877,264          820,226          824,024          816,617          787,554
Equity                                              112,468          110,678          108,210          100,063           96,942

SELECTED RATIOS

Return on average assets                                .97%            1.03%            1.00%             .71%             .70%
Return on average equity                               9.62             9.82             9.75             7.14             7.70
Average equity to average assets                      10.09            10.44            10.26             9.92             9.11
Dividend payout ratio                                 42.19            42.37            45.05            64.52            65.36
Price to earnings (x)                                 14.28x           16.06x           12.50x           13.23x           11.03x
Price to book (x)                                      1.36             1.56             1.18              .95              .80

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
First M&F Corporation and Subsidiary

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

The allowance for loan losses in increased by the amount of the provision for loan losses and by recoveries of previously charged-off loans. It is decreased by loan charge-offs as they occur when principal is deemed to be uncollectible.

Goodwill, intangible assets and related impairment

The policy of First M&F Corporation is to assess goodwill for impairment at the reporting unit level on an annual basis. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. Accounting standards require management to estimate the fair value of each reporting unit in making an annual assessment of impairment. Management performs this assessment as of January 1 of each year.

Impairment of goodwill is recognized by a charge against earnings and is to be shown as a separate line item in the noninterest expense section of the consolidated statement of income.

The estimate of fair value is dependent on such assumptions as: (1) future cash flows determined from the budget, strategic plan, and forecasts of growth, and (2) discount rates and earnings multiples used to determine the present value of those cash flows. Management uses a model similar to those used to evaluate potential mergers and acquisitions. The original valuations performed in 2002 resulted in no impairment being recognized. Subsequent updates in 2003 and 2004 resulted in no impairment charges.

Identifiable intangible assets are amortized over their estimated lives. Identifiable intangible assets that have indefinite lives are not amortized until such time that their estimated lives are determinable. Intangible assets with indefinite lives must be assessed for impairment annually.

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

FINANCIAL CONDITION

The purpose of this discussion is to focus on significant changes in financial condition and results of operations of the Company and its banking subsidiary during the past three years. The discussion and analysis is intended to supplement and highlight information contained in the accompanying consolidated financial statements and selected financial data presented elsewhere in this report.

SUMMARY

Net income for 2004 was $10.775 million, or $2.37 basic and $2.36 diluted per share as compared to $10.892 million, or $2.36 basic and $2.35 diluted per share in 2003 and $10.235 million, or $2.22 basic and diluted per share in 2002. Income tax expense was flat from 2003 to 2004, but increased by $.468 million in 2003 as compared to 2002 due to lower tax-exempt earnings as a percent of total earnings in 2003.

In the first quarter of 2004 the Company completed construction of a branch facility in Flowood in Rankin County and commenced full-service operations. In the third quarter of 2004 the Company rented a location in Jackson and opened a full-service banking office. In the fourth quarter of 2004, the Company closed two small, limited-service branches. The Company also completed construction of a bank building in Olive Branch in DeSoto County, and moved its operations over from a rented office location. In the fourth quarter the Company also opened a loan production office in Memphis, Tennessee with a three-person staff.

In the first quarter of 2003 the Company opened a loan production office in Olive Branch, which eventually was moved into a newly constructed facility in the fourth quarter of 2004. In the second quarter of 2003 the Company opened a new business, M&F Business Credit, Inc., in Memphis Tennessee. The business is a wholly owned subsidiary of M&F Bank and is an asset-based lending operation with a target market area of the southeastern United States. In the third quarter of 2003 the Company opened an additional branch in Tupelo, giving it four (4) locations in the Tupelo market. The location is a former bank building purchased in 2002 and remodeled in 2003.

In 2002 the Company closed a small drive-in branch in Grenada and acquired an insurance agency in Brandon. The Company also acquired land adjacent to a shopping center in Rankin County in the third quarter of 2002, anticipating building a full-service branch in the third or fourth quarter of 2003. Construction was begun in the late summer of 2003, and the branch eventually opened in the first quarter of 2004.

In the second quarter of 2004 the internet banking product was converted to a new system to accommodate corporate customer needs and enhance the availability of information to customers. The core information processing system underwent a significant upgrade that further streamlined the branch platform processes and enhanced the information available to customer service representatives for meeting customer needs. Technology that allows for e-mailing of account statements to customers was also implemented in the third quarter of 2004.

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

Total assets increased by 5.97% in 2004, ending the year at $1.143 billion. Total assets increased by 3.97% in 2003 to end the year at $1.078 billion. Total assets increased by 1.85% in 2002 to end the year at $1.037 billion. The compounded annual growth rate for total assets for the last five (5) years was 2.24%, while the compounded growth rate for deposits was 2.12%.

EARNING ASSETS

The average earning asset mix for 2004 was 79.94% in loans, 18.35% in investments and 1.71% in short-term funds. The average earning asset mix for 2003 was 75.92% in loans, 21.57% in investments, and 2.51% in short-term funds. The average earning asset mix for 2002 was 71.11% in loans, 26.99% in investments, and 1.90% in short-term funds. Loans grew by 8.29% in 2004 while deposits grew by 6.95%. Loans grew by 15.17% in 2003 while deposits decreased. Loans grew by 3.11% in 2002 while deposits grew by .91%. Noninterest-bearing deposits grew by 11.80% in 2004, grew by 20.88% in 2003 and fell by 6.30% in 2002. Average noninterest- bearing deposits grew by 15.15% in 2004, grew by 7.85% in 2003 and by 7.26% in 2002. The following table shows the volume changes in loans and deposits over the last three years.

                                                         2004         2003          2002
                                                     ------------- ------------ -------------
Net increase in loans                                  $ 64,619    $ 102,605       $ 20,389
Net increase in deposits                                 57,038       (3,798)         7,407
Ratio of loan growth to deposit growth                   113.29%           -         275.27%

Loan growth for 2004 occurred mainly in the second half of the year, while it was strong throughout 2003 after being weak in 2002. Consumer loans decreased by $5.750 million in 2004 after decreasing by approximately $14 million per year from 2001 through 2003. A consumer loan campaign during the fourth quarter of 2004 helped to stem the decreases. Residential loan balances increased by $21.373 million in 2004 after increasing by $21.589 million from 2002 to 2003 and decreasing from 2001 to 2002. Commercial real estate-secured loans grew by 8.11% in 2004, by 29.53% in 2003 and by 11.57% in 2002. Commercial loans not secured by real estate increased by 17.29% in 2004, by 19.41% in 2003 and by 9.45% in 2002. Much of the commercial real estate related loan growth in 2004 came in the Lee and DeSoto County markets as well as in the newly opened Jackson office. The commercial real estate loan growth in 2003 came in the Madison, Lee and DeSoto county markets as the company expanded the commercial lending staff in those areas. The new asset-based lending operation in Memphis, M&F Business Credit, Inc., accounted for 48.96% of the increase in non-real estate related commercial loans in 2004 and 37.29% of that increase in 2003. The Company’s strategy is to continue to grow the loan portfolio in markets that have expanding economies. As a secondary source of loan growth, the Company may purchase participations in loans that are within the loan policies and the Company’s credit expertise. The Company has plans for additional full-service branch expansion in 2005 in DeSoto County and Madison County. Although the short-term effect of de novo expansion on earnings can be negative, management believes that this strategy creates long-term shareholder value.

INVESTMENT SECURITIES

The Company’s investment portfolio decreased by 6.36% in 2004, by 20.56% in 2003, and by 5.69% in 2002. The Company sold approximately $6.6 million in mortgage-backed securities in a restructuring transaction during the first quarter of 2004 and reallocated the proceeds to corporate debt and debt collateralized by trust preferred securities. The Company purchased approximately $20.5 million of mortgage-backed securities during 2004, offsetting the effect of the year’s monthly principal pay-downs. The 2004 decrease in securities was used primarily for lending purposes, and was provided equally by calls and maturities of Government agency securities and securities of municipalities. The 2003 decrease was used to provide funding for the loan portfolio as well. Most of the cash flows diverted to the 2003 lending effort were generated from mortgage-backed securities. In 2002 and 2003 the Company increased its investments in U.S. Government agency securities to provide a high-quality liquidity portfolio, 21.60% of which matured within 2004. The 2002 decrease in investments was primarily attributable to the prepayment activity of investments in a leverage portfolio from a 1999 bank acquisition. As of December 31, 2004, municipal securities represented 31.41% of total debt securities as compared to 31.70% at December 31, 2003 and 25.13% at December 31, 2002. The increase in the percentage allocated to municipals in 2003 and 2004 was more a result of the decreased size of the portfolio than it was a result of a change in strategy.

DEPOSITS AND BORROWINGS

Deposits increased by 6.95% in 2004 and decreased by .46% in 2003 after growing by .91% in 2002. The increases in noninterest-bearing deposits in 2004 and 2003 were primarily in consumer and business accounts. NOW and MMDA deposits increased by $5.484 million in 2004 after decreasing by $19.128 million in 2003. Consumer and business NOW and MMDA balances decreased in 2003 and 2004, while balances of municipalities increased by $18.821 million in 2004 after decreasing by $14.017 million in 2003. NOW and MMDA deposits increased by 25.38% while certificates of deposit decreased by 9.92% in 2002, primarily due to the low interest rate environment. Certificates of deposit increased by $38.469 million in 2004 after remaining relatively flat in 2003. For 2004, 32.36% of the certificate of deposit growth occurred in consumer and business accounts while 41.27% occurred in municipal deposits and 25.87% consisted of brokered certificates of deposit. The Company offered various bonus-rate certificate of deposit products for maturities ranging from 7 to 60 months between 2002 and 2004 to try to extend the average maturity life of the deposit base, reduce interest rate sensitivity, and meet liquidity needs as the circumstances required.

Short-term Treasury rates increased by 131 basis points in 2004 after decreasing by 30 basis points in 2003 and by 51 basis points in 2002. The poor stock market in 2001 and 2002 influenced the movement of funds out of equity securities and time deposits into more liquid deposit accounts. In 2003, a stronger stock market, combined with decreasing market interest rates made it difficult to retain deposits. Special certificate of deposit campaigns were used in 2003 and again in 2004 to attract funds. A rising interest rate environment should make deposits more attractive although the cost of funding will also increase. Core deposit growth is expected to be a primary component of the Company’s funding in the foreseeable future. The Company’s business development strategy includes the acquisition of noninterest-bearing and interest-bearing demand deposits held by customers who primarily use the Company as a source of credit.

The following table shows the deposit mix for the latest three year ends.

                                             December 31, 2004                  December 31, 2003               December 31, 2002
                                       ------------------------            -----------------------          ----------------------
Noninterest-bearing demand                            $137,728                           $123,191                        $101,915
NOW deposits                                           149,572                            131,430                         138,916
Money market deposits                                  122,409                            135,067                         146,709
Savings deposits                                        85,342                             86,794                          92,305
Certificates of deposit                                382,213                            343,744                         344,179
                                       ------------------------            -----------------------          ----------------------
  Total                                               $877,264                           $820,226                        $824,024
                                       ========================            =======================          ======================

The following table shows the mix of public funds deposits as of the last three year ends.

                                           December 31, 2004                    December 31, 2003               December 31, 2002
                                     ------------------------              -----------------------          ----------------------
Noninterest-bearing demand                          $  5,101                             $  4,594                        $  3,636
NOW deposits                                          59,241                               41,665                          54,585
Money market deposits                                 21,394                               20,149                          21,246
Savings deposits                                         299                                  557                           1,476
Certificates of deposit                               74,536                               58,467                          34,764
                                     ------------------------              -----------------------          ----------------------
  Total                                             $160,571                             $125,432                        $115,707
                                     ========================              =======================          ======================

The Company made a decision to price less aggressively during 2002 and 2003 for certificates of deposit. This influenced the certificate of deposit decreases in 2002 and 2003. The Company used certain longer-term specially priced certificate of deposit promotions to offset some of the decreases in 2002 and 2003 and also to extend the average maturity of the certificate of deposit portfolio. This strategy was maintained during 2004 while the Company also began to price more aggressively in pricing its time deposits. The Company also began to increase the interest rates paid on certain large money market deposits during 2004. Management monitors liquidity on a weekly and monthly basis to determine if pricing strategies need to be adjusted or other sources of liquidity need to be accessed.

Long-term debt increased by $6.805 million in 2004 and by $50.891million in 2003 after decreasing by $2.493 million in 2002. The Company used short-term borrowings as a source of liquidity during 2004. Borrowing increases that occurred during 2004 were generally paid off with deposit growth that occurred during the third and fourth quarters. The increase in 2003 was used along with investment maturities to fund loan portfolio growth. Decreases during 2002 were due to reductions in debt related to an investment leverage program that was reduced as investments matured. Borrowings were also used in 2002 as an alternative to deposits to fund loan production. The Company uses wholesale funding sources such as the Federal Home Loan Bank to provide the liquidity needed for loan growth. However, the long-term strategy of the Company is to primarily fund loan growth through deposit growth first, with borrowings used when deposit funding is uneconomical. During 2002 and 2003 the Company took advantage of occasions when borrowing rates were lower than comparable certificate of deposit rates.

LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT

Liquidity is the ability of a bank to convert assets into cash and cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Company’s ability to meet day-to-day cash flow requirements of customers, whether they wish to withdraw funds or to borrow funds to meet their capital needs. Historically, deposit growth has been sufficient to provide for the Company’s liquidity needs. In 2002 the Company used borrowings as well as deposits due to lower demand by customers for time deposit products and to the availability of low-cost funds in the Federal Home Loan Bank lines. In 2003 the Company continued to use low-cost Federal Home Loan Bank borrowings to fund loan growth. This trend continued to a much lesser extent during 2004. The Company has sufficient lines available through the Federal Home Loan Bank and correspondent banks to meet all anticipated liquidity needs. However, it is the Company’s strategy to balance the use of deposits and debt as funding sources for asset growth.

The Company announced a general purpose stock repurchase plan in August of 2002. The Company terminated the 2002 plan in March of 2003 and replaced it with a 12-month plan to repurchase up to 240,000 shares through February, 2004. The 2003 plan was completed on schedule in February, 2004. In April of 2004 the Company announced a 12-month plan to repurchase up to 120,000 shares through April of 2005. The 2004 plan stipulated that no more than 10,000 shares may be repurchased in a single calendar month. The 2003 and 2004 plans were authorized to offset the dilutive effect that stock option issuances were having, and would have, on reported earnings per share. During 2003, 147,846 shares were issued related to stock option exercises, at an average price of $26.99 per share. During 2004, 40,721 shares were issued related to stock option exercises, at an average price of $26.53 per share.

The resulting debt from the repurchase programs will be paid off through dividends received by the Company from Merchants and Farmers Bank. The repurchase programs have not had any negative effect on liquidity.

The following table shows the stock repurchase activity for 2002 through 2004.

                        2002 Plan                      2003 Plan                      2004 Plan
                    Target of 184,590              Target of 240,000              Target of 120,000                    Totals
                ---------------------------    ---------------------------    ---------------------------    ----------------------
     Year         Shares         Average      Shares         Average         Shares         Average         Shares         Average
  Purchased      Purchased        Price      Purchased        Price         Purchased        Price         Purchased        Price
                ------------    ----------- ------------    -----------    ------------    -----------    ------------    ---------
     2002         27,738        $ 27.21               -             $-               -             $-          27,738      $ 27.21
     2003         30,000          30.25         135,000          33.29               -              -         165,000        33.83
     2004              -              -          36,500          35.70          60,000          33.41          96,500        34.27
                ---------    -----------    ------------    -----------    ------------    -----------    ------------   ----------
  Plan Total      57,738        $ 28.79         171,500        $ 33.81          60,000        $ 33.41         289,238      $ 33.34
                =========    ===========    ============    ===========    ============    ===========    ============   ==========

Purchases of stock outside of the formally announced plans amounted to 4,854 shares at an average price of $31.70 during 2003 and 3,100 shares at an average price of $33.83 during 2004.

Interest rate sensitivity is a function of the repricing characteristics of the Company’s portfolio of assets and liabilities. Interest rate sensitivity management focuses on repricing relationships of these assets and liabilities during periods of changing market interest rates. Management seeks to minimize the effect of interest rate movements on net interest income. The asset-liability management committee monitors the interest-sensitivity gap on a monthly basis. The Company embarked on a strategy in 2002 through 2004 to increase the rate sensitivity of assets while reducing the sensitivity of liabilities. This was done by reducing the maturity terms of loans made, match funding certain other long-term loans originated, as well as by purchasing shorter-maturity securities. The Company also has used long-term CD promotions and FHLB borrowings to increase the average maturity of the liability portfolio. Beginning in 2002 these initiatives were taken with the anticipation of a rising interest rate environment at the end of the current soft economic cycle. At the end of 2004 the one-year repricing gap stood at + 20.57% as compared to + 3.85% at the end of 2003 and + 1.72% at the end of 2002. The increase in the one-year repricing gap from 2003 to 2004 was due primarily to shorter investment maturities, the reduction of loan maturities and an increase in short-term, floating-rate loans. The Company targets its one year repricing gap at between + 7.5% and - 7.5%.

CAPITAL RESOURCES

Capital adequacy is continuously monitored by the Company to promote depositor and investor confidence and provide a solid foundation for future growth of the organization. The Company has kept the dividend payout ratio above 40%, ending 2004 with a 42.19% ratio, ending 2003 with a ratio of 42.37% and ending 2002 with a ratio of 45.05%. The high payout percentage has been due to the lower than historical earnings per share, as the five-year compounded growth rate for earnings per share through 2004 was 1.87%. The Company has maintained a $1.00 annual dividend rate for 1999 through 2004. The ratio of capital to assets stood at 9.84% at December 31, 2004, 10.26% at December 31, 2003 and 10.43% at December 31, 2002, with risk-based capital ratios well in excess of the regulatory requirements. The Company has sufficient lines of credit at commercial banks to raise additional funds if needed. The Company’s stock is publicly traded on NASDAQ, also providing an avenue for additional capital if it is needed.

The Company’s regulatory capital ratios for 2003 and 2004 are summarized in Note 17 of the audited financial statements included in Item 8, Financial Statements and Supplementary Data, in this Form 10-K.

RESULTS OF OPERATIONS
The following table shows performance ratios for the last three years:

                                                             2004                        2003                        2002
                                                    -----------------------     -----------------------      ----------------------
Net interest margin                                            4.23%                       4.32%                       4.29%
Efficiency ratio                                              61.82                       62.79                       61.96
Return on assets                                                .97                        1.03                        1.00
Return on equity                                               9.62                        9.82                        9.75
Noninterest income to avg. assets                              1.38                        1.35                        1.38
Noninterest income
  to revenues (1)                                             26.43                       25.67                       26.14
Noninterest expense to avg. assets                             3.22                        3.31                        3.26
Salaries and benefits to total
  noninterest expense                                         57.89                       52.60                       53.33
Contribution margin (2)                                       64.22                       66.97                       66.96
Nonperforming loans to loans                                    .47                         .77                         .55
Net charge-offs as a percent of average loans                   .57                         .43                         .40

(1)      Revenues equal tax-equivalent net interest income before loan loss expense, plus noninterest income.
(2)      Contribution margin equals revenues minus salaries & benefits, divided by revenues.

The following table shows revenue related performance statistics for the last three years:

(Amounts in thousands)                                     2004                        2003                         2002
                                                  -----------------------     ------------------------      ----------------------
Mortgage originations                                   $61,632                      $75,051                     $64,341
Commissions from annuity sales                              401                          228                         257
Trust and retail investment revenues                        433                          310                         187
Revenues per FTE employee                                   128                          132                         133
Agency commissions per agency
  FTE employee (1)                                           76                           76                          72

(1) Agency commissions are property, casualty, life and health commissions produced by the insurance agency personnel.
Net Interest Income

Net interest income is the largest component of the Company's net income and represents income from interest-earning assets less the cost of interest-bearing liabilities. Net interest income was $41.127 million in 2004 as compared to $40.061 million in 2003 and $38.171 million in 2002. The 2004 improvement was the result of decreases due to the decrease in net interest spreads from 4.04% in 2003 to 3.95% in 2004, offset by increases due to a 10.11% increase in average loan balances from 2003 to 2004. Loans made up a larger proportion of earning assets during 2004 than in previous years. Another factor that reduced the negative impact of falling asset yields from 2002 to 2004 was the growth in noninterest-bearing deposits. Average noninterest-bearing deposits represented 12.51% of total funding during 2004 as compared to 11.41% during 2003 and 10.96% during 2002. Earning asset yields decreased by 26 basis points from 2003 to 2004 while funding costs decreased by 17 basis points. The margin improvement in 2003 was due to increased loan volumes and decreased costs of deposits and borrowings. Average loans outstanding increased from $660.529 million in 2002 to $730.133 million in 2003. Interest and fees on loans decreased from 2002 to 2003 due to decreasing rates, as loan yields fell from 7.44% in 2002 to 6.67% in 2003. Interest expense decreased by $5.845 million from 2002 to 2003 as liability costs decreased to 2.14% in 2003 from 2.93% in 2002. Another improvement in 2003 came from noninterest-bearing funding sources such as demand deposits and capital. Average earning assets grew by $32.857 million in 2003 while average interest-bearing liabilities increased by $24.733 million. The difference was made up through retained earnings and noninterest-bearing deposits. The improvement in 2002 was due to the ability of the Company to take advantage of the trend of decreasing interest rates. Earning asset yields decreased by 100 basis points in 2002 while liability costs decreased by 170 basis points. Therefore, while interest and fees on loans decreased by $5.994 million in 2002, interest on deposits decreased by $11.985 million. Competition for loans kept new loan yields from increasing as quickly as general interest rates did in 2004. There was also a delayed reaction of floating rate loan repricing as compared to changes in the prime rate due to the volume of loans that had contractual floor rates that were above the 2004 prime rates, and therefore did not reprice.

Provision for Loan Losses

During 2004 the Company's provision increased to $5.351 million after decreasing to $3.802 million in 2003 from $4.495 million in 2002. Approximately $3.131 million of the 2004 loan loss accruals related to Merchants Financial Services Group (MFS), of which the Company is a 51% owner. MFS, an accounts receivable factoring company, incurred the losses primarily in one account. MFS sold substantially all of its accounts receivable to its two owners at the end of 2004. The Company received approximately $2.020 million in receivables in the transfer. Loans past due for over 90 days received in the transfer amounted to $311 thousand. Net charge-offs for 2004 were $4.623 million, which included $3.283 million of losses at MFS. Net charge-offs were $3.169 million in 2003 as compared to $2.663 million in 2002. Net charge-offs as a percentage of average loans were .57% in 2004, ..43% in 2003, and .40% in 2002. The strategy of the Company is to maintain credit quality at levels that produce net charge-off percentages in the .30% to .35% range. The net charge-off percentage would have been .17%, excluding the loss at MFS. The net charge-off percentage for 2003 would have been .36%, excluding one large write-down on some rental properties in Lee County. Nonaccrual loans as a percentage of total loans were .39% at the end of 2004, .58% at the end of 2003, and .23% at the end of 2002. The nonaccrual loan totals were typical except for the 2003 totals which included non-accruing loans on rental properties mentioned above of approximately $1.890 million. Management maintains a conservative approach to classifying loans internally for purposes of determining needed loan loss allowances. The percentage of allowance for loan loss to total loans was 1.38% at December 31, 2004, 1.40% at December 31, 2003, and 1.52% at December 31, 2002.

Noninterest Income

Noninterest income increased by 6.44% in 2004, by 1.91% in 2003 and by 2.21% in 2002. Deposit income decreased by 1.80% after increasing by 2.25% in 2003, and increasing by 6.08% in 2002. The lack of growth in deposit revenues in 2003 and 2004 was due mainly to lower insufficient check volumes than in 2002. The number of checking accounts with balances of less than $100 thousand increased by 2.84% in 2004 after increasing by 1.10% in 2003, contributing to the lack of growth in deposit account service charges from 2002 to 2004. Debit card revenues more than doubled in 2004, partially offsetting the decrease in other deposit revenues. Mortgage banking income decreased by 21.21% in 2004 after increasing by 8.11% in 2003 and having no growth in 2002. Rising interest rates during 2004 significantly reduced the activity resulting from mortgage refinancings. The low interest rate environment in 2002 and much of 2003 was the main contributing factor to the increased originations in 2003. However, the presence of mortgage originators in economically strong markets such as Madison, DeSoto, Rankin and Lee counties helped to spur growth in 2003 and contributed most of the origination volumes in 2004. Agency commissions continued to grow in 2003 and 2004 as the Company continued its efforts to place insurance agents in branch locations and to build relationships with the Bank's retail and commercial sales associates. Annuity commissions grew by 75.97% in 2004 after falling by 11.41% in 2003. Property, casualty, life and health commissions increased by 4.65% in 2004 and by 7.88% in 2003. Pricing in the property and casualty industry became more competitive in 2004 after having been high in 2003 and 2002. The insurance revenue increases in 2002 were driven by the increased pricing throughout the industry that began in late 2001. Commissions on annuity sales increased by approximately $100 thousand in 2002 as customers sought alternatives to deposit products to achieve better returns. Trust and brokerage income increased by 39.68% in 2004 and by 65.78% in 2003. The Company has committed to building the Trust and retail investment businesses and added an additional licensed broker to the retail investment staff in 2004. These and other areas such as treasury management services and electronic banking are not yet significant contributors to the Company's overall revenues. However, management continues to focus on building these businesses and revenue streams as an important strategic objective for the future. Increases in other income for 2004 over 2003 were the result of insurance agency contingency revenue increases of $162 thousand, revenues from the sale of timber on undeveloped properties of $123 thousand, rental revenues on foreclosed property of $89 thousand, fees on letters of credit of $91 thousand, and fees collected in the asset-based lending operation for specific services performed of $132 thousand.

Noninterest Expense

Salary and benefit expenses increased by 11.99% in 2004 after increasing by 3.73% in 2003 and increasing by 5.73% in 2002. The number of full-time equivalent employees was 458.5 at the end of 2004, 436.0 at the end of 2003 and 415.5 at the end of 2002. The following table shows increases in employment throughout the Company for 2003 and 2004.

                                                                                 2004                       2003
Activity                                                                     Change in FTE              Change in FTE
------------------------------------------------------                     -------------------       --------------------
New branches                                                                             17.0                        3.0
New services and new businesses                                                           2.0                        6.0
Mortgage production                                                                       1.0                        6.5
Other retail and commercial positions                                                     4.5                        4.5
Administrative positions                                                                 (2.0)                        .5
                                                                           -------------------       --------------------
Change from prior year                                                                   22.5                       20.5
                                                                           ===================       ====================

The Company expects to add producers as it expands in current markets and moves into future new markets and businesses. However, the Company also expects that the contributions, as can be measured by the contribution margins, will increase as the new associates produce earning assets and fee revenues.

Marketing and business development expenses were up in 2004 as compared to 2003 due to several factors. During the first quarter of 2004, expenses were up due to spending on a deposit campaign as well as an image campaign. Spending was also up due to grand opening and other branch promotion expenses in the first half of 2004. The Bank paid for several sponsorships in 2004 that offered advertising opportunities related to community events and programs. Finally, spending related to the Gridiron lending campaign for 2004 was higher than in 2003 due to a 30% increase in loan originations for the 2004 program, resulting in higher costs related to the promotional tickets given to customers.

Legal expenses increased by $345 thousand in 2003 and by approximately $400 thousand in 2002 due to litigation expenses on various cases as well as continuing expenses related to prior-year loan losses. Telecommunication expenses decreased in 2004 after increasing by $133 thousand in 2003 as the Company upgraded its data communications network. ATM and debit card network and processing expenses leveled off in 2004 after increasing by $358 thousand in 2003 as the Company switched debit card providers and upgraded its debit card offering.

Amortization of intangible assets decreased by $1.248 million in 2002 as goodwill amortization was discontinued following the implementation of a new accounting standard. Under the new standard, goodwill is tested for impairment annually. The Company performed its impairment tests in the first quarters of 2002, 2003 and 2004, with no impairment charge required.

The $1.256 million negative balance in noncontrolling joint venture losses is the amount of losses, primarily the result of a $3.283 million loan loss, attributable to the other minority owner in the MFS accounts receivable factoring venture. The factoring venture reported a net loss of $2.522 million, one half of which was absorbed by the Company. Since the Company is a majority owner of MFS, it consolidates the financial condition and results of operations of MFS into its financial statements. Therefore, the $2.522 million reported net loss of MFS in 2004 and the net income in 2002 and 2003 is included in the interest and noninterest revenue and expense accounts and loan loss accruals of the Company, offset by a negative (positive) noncontrolling interest’s expense for their share of the net loss (net income).

As the Company continues to expand in strong economic markets, higher personnel costs will result. However, the Company will expand in those areas and into businesses that will provide a return in excess of its hurdle rate of return on capital.

Income Taxes

The Company’s effective tax rate was 29.66% in 2004, 29.71% in 2003, and 28.78% in 2002. The main factor in the increase over historical rates has been an increased percentage of pre-tax earnings being derived from taxable sources. The Company primarily uses tax-exempt securities and loans to provide tax benefits and does not use any exotic tax-shelter vehicles. The Company paid $130 thousand in Federal tax assessments and $11 thousand in Mississippi tax assessments in 2004. The Federal assessment was related to the audit of the final 1999 returns of Community Federal Bancorp, which was acquired by the Company in November, 1999.

Quarterly Financial Trends

The following table summarizes components of the Company’s statements of income by quarter for 2004 and 2003.

                                                            2004
                                 --------------------------------------------------------    4th Qtr 04
                                      First         Second          Third       Fourth           Vs
(Dollars in Thousands)               Quarter        Quarter        Quarter      Quarter      4th Qtr 03
-------------------------------------------------------------------------------------------------------------
Interest income                       $ 14,277      $ 14,085     $ 14,533     $ 15,282        3.08%
Interest expense                         4,036         4,106        4,258        4,650        5.56
Net interest income                     10,241         9,979       10,275       10,632        2.02
Provision for loan losses                2,460           999          620        1,272       32.50
Noninterest income                       4,006         3,721        3,873        3,681        3.60
Noninterest expense                      8,084         8,736        9,533        9,385        4.63
Income taxes                             1,102         1,212        1,214        1,016      (17.73)
                                  ---------------------------------------------------------------------------
Net income                            $  2,601      $  2,753     $  2,781     $  2,640       (6.02%)
-------------------------------------------------------------------------------------------------------------
Per common share:
  Net income (basic)                  $    .57      $    .60     $    .62     $    .58       (4.92%)
  Net income (diluted)                $    .57      $    .60     $    .61     $    .58       (4.92%)
-------------------------------------------------------------------------------------------------------------
  Cash dividends                           .25           .25          .25          .25           -
-------------------------------------------------------------------------------------------------------------

                                                            2003                             4th Qtr 03
                                 --------------------------------------------------------
                                      First         Second          Third       Fourth           Vs
                                     Quarter        Quarter        Quarter      Quarter      4th Qtr 02
-------------------------------------------------------------------------------------------------------------
Interest income                       $ 14,386       $ 14,290     $ 14,416     $ 14,826        (1.15%)
Interest expense                         4,862          4,513        4,077        4,405       (16.71)
Net interest income                      9,524          9,777       10,339       10,421         7.32
Provision for loan losses                  920            962          960          960        (5.04)
Noninterest income                       3,376          3,619        3,809        3,553        (4.21)
Noninterest expense                      8,256          8,681        9,214        8,970         5.01
Income taxes                             1,070          1,115        1,183        1,235         8.71
                                  ---------------------------------------------------------------------------
Net income                            $  2,654       $  2,638     $  2,791     $  2,809         2.89%
-------------------------------------------------------------------------------------------------------------
Per common share:
  Net income (basic)                  $    .57       $    .57     $    .61     $    .61         3.39%
  Net income (diluted)                $    .57       $    .57     $    .60     $    .61         3.39%
-------------------------------------------------------------------------------------------------------------
  Cash dividends                           .25            .25          .25          .25            -
-------------------------------------------------------------------------------------------------------------

Credit Risk Management

The Company measures and monitors credit quality on an ongoing basis through credit committees and the loan review process. Management reviews loan quality on a monthly basis. Classified and past due loans are monitored to determine if deterioration is occurring and if corrective actions need to be taken. Credit standards are approved by the Board with their adherence monitored during the lending process as well as through subsequent loan reviews. The Company has an internal Officer’s Loan Committee which reviews certain proposed large extensions and renewals of credit. Those credits that are approved within the Committee’s limits may be funded. Larger credit requests that the Committee approves are forwarded to the Board Loan Committee for a final approval or denial. The Board has authorized a Loan Committee which meets weekly to review potential large extensions and renewals of credit. The Loan Committee must approve those credits before they can be funded. The Company strives to minimize risk through the diversification of the portfolio geographically within Mississippi as well as by loan purpose and collateral.

The Bank’s credit standards are enforced within the Bank as well as within all of its wholly-owned subsidiaries. As of March, 2004, management began to enforce the Bank’s credit standards on the Bank’s partially-owned joint venture as well. Management will enforce its credit standards as well as other quality and internal control standards on future business ventures in which it is a partner.

The adequacy of the allowance for loan losses is monitored quarterly with provision accruals approved by the Board. Allowance adequacy is dependent on loan classifications by external examiners as well as by internal loan review personnel, past due loans, loan growth and loss history. The allowance as a percentage of loans at December 31, 2004 is comparable to other peer banks.

The following table shows nonperforming loans and other assets of the Company:

(Amounts in thousands)
                                                                                          December 31
                                                                ------------------------------------------------------------------
                                                                     2004                    2003                    2002
                                                                -----------------      ---------------------    ------------------
Nonaccrual loans                                                     $3,302                  $4,517                  $1,582
Past due 90 days or more and still
  accruing interest                                                     645                   1,531                   2,169
                                                                -----------------      ---------------------    ------------------
Total nonperforming loans                                             3,947                   6,048                   3,751
Other real estate                                                     2,816                     802                     950
                                                                -----------------      ---------------------    ------------------
Total nonperforming assets                                           $6,763                  $6,850                  $4,701
                                                                =================      =====================    ==================
Ratios:
Nonperforming loans to loans                                           .47%                    .77%                    .55%
Nonperforming assets to assets                                         .59%                    .64%                    .45%
                                                                =================      =====================    ==================
OFF-BALANCE SHEET ARRANGEMENTS

The Company’s primary off-balance sheet arrangements are in the form of loan commitments and operating lease commitments. At December 31, 2004 the Company had $139.277 million in unused loan commitments outstanding. Of these commitments, $73.589 million mature in one year or less. Lines of credit are established using the credit policy of the Company concerning the lending of money.

Letters of credit are issued to facilitate the borrowers’ business and are usually related to the acquisition of inventory or of assets to be used in the customers’ business. Letters of credit are generally secured and are underwritten using the same standards as traditional commercial loans. Most standby letters of credit expire without being presented for payment. However, the presentment of a standby letter of credit would create a loan receivable from the Bank’s loan customer. The Bank’s asset-based lending subsidiary uses commercial letters of credit to facilitate the purchase of inventory items by its customers. There were $105 thousand in commercial letters of credit outstanding at December 31, 2004. At December 31, 2004 the Company had $17.295 million in financial standby letters of credit issued and outstanding.

In the ordinary course of business the Company enters into rental and lease agreements to secure office space and equipment. The Company has a variety of lease agreements in place, all of which are operating leases. The largest lease obligations are for office equipment and mainframe computer systems.

The Company does not have any variable interest entities or other off-balance sheet vehicles, obligations or derivatives as of December 31, 2004.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following table summarizes the obligations of the Company.

(Amounts in thousands)                                                Payments Due by Period
                                         -----------------------------------------------------------------------------------
                                                                 Less                                               More
                                                                Than 1            1 - 3            3 - 5           Than 5
Contractual Obligations                        Total             Year             Years            Years            Years
----------------------------------------------------------------------------------------------------------------------------
Long-Term Debt                               $  97,196           $24,043          $34,805          $23,754          $14,594
Capital Lease Obligations                            -                 -                -                -                -
Operating Leases                                 2,736             1,036            1,407              282               11
Purchase Obligations                               799               799                -                -                -
Other Long-Term Liabilities                          -                 -                -                -                -
                                         -------------- ----------------- ---------------- ---------------- ----------------
Total                                        $ 100,731           $25,878          $36,212          $24,036          $14,605
                                         ============== ================= ================ ================ ================

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk comes in the form of risk to the net interest income of the Company as well as to the market values of the financial assets and liabilities on the balance sheet and the values of off-balance sheet activities such as commitments. The Company monitors interest rate risk on a monthly basis with quarterly sensitivity analyses. The following table shows the gap position of the Company at December 31, 2004, placing variable-rate instruments in the earliest repricing category. The cash flows for deposits without maturities are estimated based upon historical decay rates, averaged over increasing and decreasing rate periods.

--------------------------------------------------------------------------------------------------------------------------------------
                                                     Rate Sensitivity Gap Report
                                                       As of December 31, 2004
--------------------------------------------------------------------------------------------------------------------------------------

                                            Floating        1-12 months        1-5 years        Over 5 years          Total
                                      ---------------------------------------------------------------------------------------
Short-term funds                           $  3,550            $  5,105       $       -             $      -        $  8,655
Investments                                       -              92,401          56,742               26,511         175,654
Loans                                       203,793             344,487         259,231               37,211         844,722
                                      ---------------------------------------------------------------------------------------
  Total earning assets                      207,343             441,993         315,973               63,722       1,029,031

NOW, MMDA & savings                          91,937                   -         239,984                    -         331,921
Time deposits                                     -             249,849         157,766                    -         407,615
Short-term borrowings                             -              16,808               -                    -          16,808
Other borrowings                                  -              55,685          58,559               14,594         128,838
                                      ---------------------------------------------------------------------------------------
  Total int. bearing liabilities             91,937             322,342         456,309               14,594         885,182

Rate sensitive gap                         $115,406            $119,651       $(140,336)            $ 49,128        $143,849

Cumulative gap                             $115,406            $235,057         $94,721             $143,849        $287,698
                                      ---------------------------------------------------------------------------------------
Cumulative % of assets                        10.10%              20.57%           8.29%               12.59%          25.18%
                                      ---------------------------------------------------------------------------------------

Interest rate shock analysis shows that the Company will experience a 12 basis point decrease over 12 months in its net interest margin with an immediate and sustained 100 basis point decrease in interest rates. An immediate and sustained increase in interest rates of 100 basis points will result in a 9 basis point increase in net interest margin. The higher sensitivity of loan pricing in a falling rate environment than in a rising rate environment and the tendency of deposit rate changes to lag the general interest rate trends in a period of rising rates, combined with the Company’s current balance sheet gap position and mix of interest-bearing and noninterest-bearing funding tend to give simulation results for net interest margins that are positively correlated with interest rate movements.

An analysis of the change in market value of equity shows how an interest rate shock will affect the difference between the market value of assets and the market value of liabilities. With all financial instruments being stated at market value, the market value of equity will decrease by 2.23% with an immediate and sustained increase in interest rates of 100 basis points. The market value of equity will increase by .39% with an immediate and sustained decrease in interest rates of 100 basis points.

The Company has no hedging instruments or other derivative contracts in place at December 31, 2004.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of First M&F Corporation and its subsidiary has prepared the consolidated financial statements and other information in our Annual Report in accordance with generally accepted accounting principles and is responsible for its accuracy. The financial statements necessarily include amounts that are based on management’s best estimates and judgments.

In meeting its responsibility, management relies on internal accounting and related control systems. The internal control systems are designed to ensure that transactions are properly authorized and recorded in the Company’s financial records and to safeguard the Company’s assets from material loss or misuse. Such assurance cannot be absolute because of inherent limitations in any internal control system. The Company’s bank subsidiary maintains an internal audit staff which monitors compliance with the Company’s and Bank’s systems of internal controls and reports to management and to the Audit Committee of the Board of Directors.

The Audit Committee of First M&F Corporation’s Board of Directors consists entirely of outside directors. The Audit Committee meets periodically with the internal auditor and the independent accountants to discuss audit, internal control, financial reporting and related matters. The Company’s independent accountants and the internal audit staff have direct access to the Audit Committee

First M&F Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including First M&F Corporation’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our evaluation included a review of the documentation of controls, evaluations of the design of the internal control system and tests of the effectiveness of internal controls.

Based on First M&F Corporation’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2004. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by Shearer, Taylor & Co., P.A., an independent registered public accounting firm, as stated in their report which is contained herein.

/s/ Hugh S. Potts, Jr.                                                          /s/ John G. Copeland
------------------------------------                                            -------------------------------
Hugh S. Potts, Jr.                                                              John G. Copeland
Chairman and Chief Executive Officer                                            EVP and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
First M&F Corporation
Kosciusko, Mississippi

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that First M&F Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First M&F Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that First M&F Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, First M&F Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows of First M&F Corporation and subsidiary, and our report dated January 27, 2005, expressed an unqualified opinion.

/s/ Shearer, Taylor & Co., P.A.

Ridgeland, Mississippi
January 27, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
First M&F Corporation
Kosciusko, Mississippi

We have audited the accompanying consolidated statements of condition of First M&F Corporation and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First M&F Corporation and subsidiary as of December 31, 2004 and 2003, and the results of their consolidated operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First M&F Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated January 27, 2005, expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ Shearer, Taylor & Co., P.A.

Ridgeland, Mississippi
January 27, 2005

                                       FIRST M&F CORPORATION AND SUBSIDIARY
                                       Consolidated Statements of Condition
                                            December 31, 2004 and 2003
                                         (In Thousands, Except Share Data)

Assets                                                                                         2004                 2003
                                                                                         -----------------    -----------------

Cash and due from banks                                                                        $   40,376           $   39,849
Interest-bearing bank balances                                                                      5,105                2,554
Federal funds sold                                                                                  3,550                  950
Securities available for sale, amortized
  cost of $172,808 and $181,375                                                                   175,654              187,577
Mortgage loans held for sale                                                                          923                2,141

Loans, net of unearned income                                                                     843,799              779,180
  Allowance for loan losses                                                                       (11,619)             (10,891)
                                                                                         -----------------    -----------------
    Net loans                                                                                     832,180              768,289
                                                                                         -----------------    -----------------

Bank premises and equipment                                                                        26,497               24,214
Accrued interest receivable                                                                         7,126                7,330
Other real estate                                                                                   2,816                  802
Goodwill                                                                                           16,348               16,348
Other intangible assets                                                                               413                  489
Other assets                                                                                       31,724               27,755
                                                                                         -----------------    -----------------

                                                                                               $1,142,712           $1,078,298
                                                                                         =================    =================
Liabilities and Stockholders' Equity

Liabilities:
Noninterest-bearing deposits                                                                   $  137,728           $  123,191
Interest-bearing deposits                                                                         739,536              697,035
                                                                                         -----------------    -----------------
    Total deposits                                                                                877,264              820,226
                                                                                         -----------------    -----------------
Short-term borrowings                                                                              16,808               15,205
Other borrowings                                                                                  128,838              122,033
Accrued interest payable                                                                            1,728                1,379
Other liabilities                                                                                   5,605                7,732
                                                                                         -----------------    -----------------
    Total liabilities                                                                           1,030,243              966,575
                                                                                         -----------------    -----------------

Noncontrolling joint venture interest                                                                   1                1,045
                                                                                         -----------------    -----------------

Stockholders' equity:
Preferred stock:
  Class A; 1,000,000 shares authorized                                                                  -                    -
  Class B; 1,000,000 shares authorized                                                                  -                    -
Common stock of $5.00 par value; 15,000,000 shares
  authorized: 4,506,159 and 4,565,038 shares issued                                                22,531               22,825
Additional paid-in capital                                                                         29,587               31,624
Retained earnings                                                                                  60,113               53,873
Accumulated other comprehensive income                                                                237                2,356
                                                                                         -----------------    -----------------
    Total stockholders' equity                                                                    112,468              110,678
                                                                                         -----------------    -----------------

                                                                                               $1,142,712           $1,078,298
                                                                                         =================    =================

The accompanying notes are an integral part of these financial statements.

                                       FIRST M&F CORPORATION AND SUBSIDIARY
                                         Consolidated Statements of Income
                                   Years Ended December 31, 2004, 2003 and 2002
                                         (In Thousands, Except Share Data)

                                                                          2004                 2003                 2002
                                                                     ----------------    -----------------    -----------------
Interest income:
Interest and fees on loans                                                   $50,315              $48,587              $49,015
Taxable investments                                                            5,439                6,653                9,998
Tax-exempt investments                                                         2,212                2,378                2,573
Federal funds sold                                                               113                  192                  163
Interest-bearing bank balances                                                    98                  108                  124
                                                                     ----------------    -----------------    -----------------
    Total interest income                                                     58,177               57,918               61,873
                                                                     ----------------    -----------------    -----------------

Interest expense:
Deposits                                                                      11,736               13,399               19,799
Short-term borrowings                                                            664                  608                  695
Other borrowings                                                               4,650                3,850                3,208
                                                                     ----------------    -----------------    -----------------
    Total interest expense                                                    17,050               17,857               23,702
                                                                     ----------------    -----------------    -----------------

    Net interest income                                                       41,127               40,061               38,171
Provision for loan losses                                                      5,351                3,802                4,495
                                                                     ----------------    -----------------    -----------------
    Net interest income after
    provision for loan losses                                                 35,776               36,259               33,676
                                                                     ----------------    -----------------    -----------------

Noninterest income:
Service charges on deposit accounts                                            7,545                7,683                7,514
Mortgage banking income                                                          914                1,160                1,073
Agency commission income                                                       3,822                3,471                3,263
Trust and brokerage income                                                       433                  310                  187
Bank owned life insurance income                                                 580                  532                  772
Securities gains, net                                                             46                    7                   30
Other income                                                                   1,941                1,194                1,249
                                                                     ----------------    -----------------    -----------------
    Total noninterest income                                                  15,281               14,357               14,088
                                                                     ----------------    -----------------    -----------------

Noninterest expenses:
Salaries and employee benefits                                                20,688               18,473               17,809
Net occupancy expenses                                                         2,304                2,129                2,010
Equipment expenses                                                             2,544                2,565                2,509
Software and processing expenses                                               1,325                1,261                1,219
Telecommunications expenses                                                      807                  928                  795
Marketing and business development expenses                                    1,453                1,136                1,007
Intangible asset amortization                                                     76                  115                  122
Noncontrolling interest in joint venture
  earnings (loss)                                                             (1,256)                 389                  300
Other expenses                                                                 7,797                8,125                7,623
                                                                     ----------------    -----------------    -----------------
    Total noninterest expenses                                                35,738               35,121               33,394
                                                                     ----------------    -----------------    -----------------

    Income before income taxes                                                15,319               15,495               14,370
Income taxes                                                                   4,544                4,603                4,135
                                                                     ----------------    -----------------    -----------------

    Net income                                                               $10,775              $10,892              $10,235
                                                                     ================    =================    =================

Earnings per share:
  Basic                                                                       $ 2.37               $ 2.36               $ 2.22
  Diluted                                                                       2.36                 2.35                 2.22
                                                                     ================    =================    =================

The accompanying notes are an integral part of these financial statements.

                                       FIRST M&F CORPORATION AND SUBSIDIARY
                                  Consolidated Statements of Comprehensive Income
                                   Years Ended December 31, 2004, 2003 and 2002
                                                  (In Thousands)

                                                                          2004                 2003                 2002
                                                                     ----------------    -----------------    -----------------

Net income                                                                   $10,775              $10,892              $10,235

Other comprehensive income:
Change in unrealized gains (losses) on securities
  available for sale, net of tax of $1,229, $1,226
  and $2,439                                                                  (2,081)              (2,058)               4,108
Reclassification adjustment for gains on securities
  available for sale included in net income, net of
  tax of $18, $3, and $11                                                        (28)                  (4)                 (19)
Minimum pension liability adjustment, net of tax
of $6, $7, and $484                                                              (10)                 (12)                (812)
                                                                     ----------------    -----------------    -----------------

    Other comprehensive income                                                (2,119)              (2,074)               3,277
                                                                     ----------------    -----------------    -----------------

    Total comprehensive income                                               $ 8,656              $ 8,818              $13,512
                                                                     ================    =================    =================

The accompanying notes are an integral part of these financial statements.

                                       FIRST M&F CORPORATION AND SUBSIDIARY
                                  Consolidated Statements of Stockholders' Equity
                                   Years Ended December 31, 2004, 2003 and 2002
                                         (In Thousands, Except Share Data)

                                                                                                Accumulated
                                                             Additional                            Other
                                               Common          Paid-in         Retained       Comprehensive
                                               Stock           Capital         Earnings           Income              Total
                                            -------------    ------------    -------------    ----------------     ------------
January 1, 2002                                  $23,074         $33,876          $41,960              $1,153         $100,063

Net income                                             -               -           10,235                   -           10,235
Cash dividends ($1.00 per share)                       -               -           (4,610)                  -           (4,610)
27,738 common shares repurchased                    (139)           (616)               -                   -             (755)
Net change                                             -               -                -               3,277            3,277
                                            -------------    ------------    -------------    ----------------     ------------

December 31, 2002                                 22,935          33,260           47,585               4,430          108,210
                                            -------------    ------------    -------------    ----------------     ------------

Net income                                             -               -           10,892                   -           10,892
Cash dividends ($1.00 per share)                       -               -           (4,604)                  -           (4,604)
147,846 common shares issued in
  exercise of stock options                          739           3,251                -                   -            3,990
169,854 common shares repurchased                   (849)         (4,887)               -                   -           (5,736)
Net change                                             -               -                -              (2,074)          (2,074)
                                            -------------    ------------    -------------    ----------------     ------------

December 31, 2003                                 22,825          31,624           53,873               2,356          110,678
                                            -------------    ------------    -------------    ----------------     ------------

Net income                                             -               -           10,775                   -           10,775
Cash dividends ($1.00 per share)                       -               -           (4,535)                  -           (4,535)
40,721 common shares issued in
  exercise of stock options                          204             877                -                   -            1,081
99,600 common shares repurchased                    (498)         (2,914)               -                   -           (3,412)
Net change                                             -               -                -              (2,119)          (2,119)
                                            -------------    ------------    -------------    ----------------     ------------

December 31, 2004                                $22,531         $29,587          $60,113            $    237         $112,468
                                            =============    ============    =============    ================     ============

The accompanying notes are an integral part of these financial statements.

                                       FIRST M&F CORPORATION AND SUBSIDIARY
                                       Consolidated Statements of Cash Flows
                                   Years Ended December 31, 2004, 2003 and 2002
                                                  (In Thousands)

                                                                          2004                 2003                 2002
                                                                     ----------------    -----------------    -----------------

Cash flows from operating activities:
Net income                                                                   $10,775              $10,892              $10,235
Adjustments to reconcile net income
  to net cash provided by operating activities:
  Depreciation and amortization                                                1,926                1,933                2,035
  Provision for loan losses                                                    5,351                3,802                4,495
  Net investment amortization                                                    829                  977                  729
  Gain on securities available for sale                                          (46)                  (7)                 (30)
  Other asset sale (gains) losses                                                (18)                 121                 (115)
  Earnings (loss) of noncontrolling joint venture interest                    (1,256)                 389                  299
  Deferred income taxes                                                          (23)                (330)                (850)
(Increase) decrease in:
  Accrued interest receivable                                                    204                 (205)                 738
  Cash surrender value of bank owned life insurance                             (580)                (532)                (630)
  Mortgages held for sale                                                      1,218                   30                2,925
  Other assets                                                                  (950)                 157                 (488)
Increase (decrease) in:
  Accrued interest payable                                                       349                 (541)              (1,040)
  Other liabilities                                                           (1,226)                (527)              (2,847)
                                                                     ----------------    -----------------    -----------------

    Net cash provided by operating activities                                 16,553               16,159               15,456
                                                                     ----------------    -----------------    -----------------

Cash flows from investing activities:
Purchases of securities available for sale                                   (38,134)             (33,980)             (56,844)
Sales of securities available for sale                                        15,086                4,063                8,936
Maturities of securities available for sale                                   30,832               74,189               67,974
Net (increase) decrease in:
  Interest bearing bank balances                                              (2,551)              10,056               (9,522)
  Federal funds sold                                                          (2,600)               6,750               (5,100)
  Loans                                                                      (76,755)            (106,728)             (24,279)
  Bank premises and equipment                                                 (4,095)              (4,492)              (1,770)
Purchases of Federal Home Loan Bank stock                                       (475)              (2,646)                   -
Proceeds from sales of other real estate and other
  repossessed assets                                                           2,049                1,427                1,417
Net cash used for current and prior year acquisitions                              -                    -                  (74)
Proceeds from sale of loans by consolidated joint venture, net                 2,789                    -                    -
                                                                     ----------------    -----------------    -----------------

    Net cash used in investing activities                                    (73,854)             (51,361)             (19,262)
                                                                     ----------------    -----------------    -----------------

Cash flows from financing activities:
Net increase (decrease) in:
  Noninterest-bearing deposits                                                14,000               21,276               (6,830)
  Money market, NOW and savings deposits                                       4,031              (24,638)              52,150
  Certificates of deposit                                                     38,470                 (436)             (37,913)
  Short-term borrowings                                                        1,603               (8,394)               7,141
Proceeds from other borrowings                                                45,750               76,100               26,500
Repayments of other borrowings                                               (39,160)             (25,836)             (28,993)
Distributions to noncontrolling joint venture interest                             -                    -                 (500)
Cash dividends                                                                (4,535)              (4,604)              (4,610)
Common shares issued                                                           1,081                3,990                    -
Common shares repurchased                                                     (3,412)              (5,736)                (755)
                                                                     ----------------    -----------------    -----------------

    Net cash provided by financing activities                                 57,828               31,722                6,190
                                                                     ----------------    -----------------    -----------------

    Net increase (decrease) in cash and due from banks                           527               (3,480)               2,384

Cash and due from banks at January 1                                          39,849               43,329               40,945
                                                                     ----------------    -----------------    -----------------

Cash and due from banks at December 31                                       $40,376              $39,849              $43,329
                                                                     ================    =================    =================

The accompanying notes are an integral part of these financial statements.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(In Thousands, Except Share Data)

Note 1: Summary of Significant Accounting Policies

The accounting and reporting policies of First M&F Corporation (the Company) which materially affect the determination of financial position and results of operations conform to accounting principles generally accepted in the United States of America and general practices within the banking industry. A summary of these significant accounting and reporting policies is presented below.

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

Principles of Consolidation

The consolidated financial statements of First M&F Corporation include the accounts of the Company and its wholly owned subsidiary, Merchants and Farmers Bank, and the accounts of the Bank’s wholly owned finance subsidiary, credit insurance subsidiary, general insurance agency subsidiaries, real estate subsidiary, asset-based lending subsidiary and 51% owned accounts receivable financing joint venture and 55% owned title insurance agency. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses represents a significant estimate.

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

Securities Available for Sale

Securities which are available to be sold prior to maturity are classified as securities available for sale and are recorded at fair value. Unrealized holding gains and losses are reported net of deferred income taxes as a separate component of stockholders’ equity.

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

FIRST M&F CORPORATION AND SUBSIDIARY
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

Other Real Estate

Other real estate acquired through partial or total satisfaction of loans is carried at the lower of fair value or the recorded loan balance at date of acquisition (foreclosure). Any loss incurred at the date of acquisition is charged to the allowance for loan losses. Gains or losses incurred subsequent to the date of acquisition are reported in current operations. Related operating income and expenses are reported in current operations.

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

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(In Thousands, Except Share Data)

Note 1: (Continued)

Stock-Based Compensation

The Company has elected not to adopt the recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, which require a fair-value based method of accounting for stock options and similar equity awards. The Company elected to continue applying Accounting Principles Board Opinion 25, (APB 25) “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock compensation plans and, accordingly, does not recognize compensation cost. Had compensation cost for the Company’s stock option plan been determined based upon the fair value at the grant date for awards under the methodology prescribed under SFAS No. 123, the Company’s net income and earnings per share would have been reduced as shown in the table below. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions in 2004, 2003 and 2002: expected dividend yield of 3.25%, 5.00% and 5.00%; expected volatility of 22.35%, 22.57% and 22.57%; risk-free interest rate of 6.50%; and an expected life of 10 years. The estimated fair values of stock options at their grant date were $9.96 in 2004, $7.67 in 2003 and $5.10 in 2002.

                                                                             2004                2003                 2002
                                                                       --------------    -----------------    -----------------

Net income, as reported                                                      $10,775              $10,892              $10,235
Net income, pro forma                                                         10,746               10,807               10,155
                                                                       ==============    =================    =================

Stock based compensation cost, net of income taxes:
  As reported                                                                     $-                   $-                  $ -
  Pro forma                                                                       29                   85                   80
                                                                       ==============    =================    =================

Earnings per share, as reported:
  Basic                                                                       $ 2.37               $ 2.36               $ 2.22
  Diluted                                                                       2.36                 2.35                 2.22
                                                                       ==============    =================    =================

Earnings per share, pro forma:
  Basic                                                                       $ 2.36               $ 2.34               $ 2.20
  Diluted                                                                       2.35                 2.33                 2.20
                                                                       ==============    =================    =================
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

Statements of Cash Flows

In the accompanying consolidated statements of cash flows, the Company and subsidiary have defined cash equivalents as those amounts included in the statement of condition caption “Cash and Due from Banks.” The following supplemental disclosures are made related to the consolidated statements of cash flows:

                                                                             2004                2003                 2002
                                                                      ---------------    -----------------    -----------------
Interest paid                                                                $16,701              $18,398              $24,742
Federal and state income taxes paid                                            5,217                4,655                8,862
Other real estate and repossessions
  acquired in noncash foreclosures                                             3,920                1,575                1,352
                                                                      ===============    =================    =================
Concentrations of Credit

Substantially all of the Company’s loans, commitments and standby and commercial letters of credit have been granted to borrowers who are customers in the Company’s market area. As a result, the Company is subject to this concentration of credit risk. A substantial portion of the loan portfolio, as presented in Note 3, is represented by loans collateralized by real estate. The ability of the borrowers to honor their contracts is dependent upon the real estate market and general economic conditions in the Company’s market area.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(In Thousands, Except Share Data)

Note 1: (Continued)

Recent Pronouncements

The adoption of the following recent accounting pronouncements did not have a material impact on the Company’s financial condition and results of operations:

o        FASB  Interpretation  No.  45,  "Guarantor's   Accounting  and  Disclosure  Requirements  for  Guarantees,
         Including  Indirect  Guarantees of Indebtedness of Others - An Interpretation of FASB Statements No. 5,
         57, and 107 and Rescission of FASB Interpretation No. 34"
o        FASB  Statement  of Financial  Accounting  Standards  (SFAS) No. 150,  "Accounting  for Certain  Financial
         Instruments with Characteristics of Both Liabilities and Equity"
o        FASB  Interpretation  No. 46(R),  "Consolidation  of Variable Interest Entities - An Interpretation of ARB
         No. 51"
o        FASB  Statement  of  Financial  Accounting  Standards  (SFAS)  No.  132 (R)  (revised  2003),  "Employer's
         Disclosures  about Pensions and Other  Post-Retirement  Benefits - An Amendment of FASB  Statements No.
         87, 88, and 106"
o        SEC Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments", and
o        EITF  Issue  03-1,  "The  Meaning  of  Other-Than-Temporary  Impairment  and Its  Application  to  Certain
         Investments"

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. The Company will adopt SFAS 123R in the third quarter of 2005. SFAS 123R requires the Company to determine the appropriate fair value model to use for valuing share-based payments, the amortization method for compensation cost and the transition method to use at adoption. The Company does not expect the adoption of SFAS 123R to have a material impact on its financial condition or results of operations.

Reclassifications

Certain reclassifications have been made to the 2003 and 2002 financial statements to be consistent with 2004 presentation.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(In Thousands, Except Share Data)

Note 2: Securities Available for Sale

The following is a summary of the amortized cost and fair value of securities available for sale at December 31, 2004 and 2003:

                                                                                         Gross Unrealized
                                                                    Amortized       ----------------------------        Fair
                                                                      Cost            Gains           Losses           Value
                                                                --------------    -----------    -------------    -------------

December 31, 2004:
U. S. Treasury securities                                            $    528         $   22             $  -         $    550
U. S. Government agencies                                              61,564            393              161           61,796
Mortgage-backed investments                                            46,718            891              212           47,397
Obligations of states and political subdivisions                       54,274          1,867               52           56,089
Other                                                                   8,686            103               29            8,760
Equity securities                                                       1,038             27                3            1,062
                                                                --------------    -----------    -------------    -------------

                                                                     $172,808         $3,303             $457         $175,654
                                                                ==============    ===========    =============    =============

December 31, 2003:
U. S. Treasury securities                                             $   532         $   28             $  -         $    560
U. S. Government agencies                                              67,954          1,865               25           69,794
Mortgage-backed investments                                            49,986          1,542                2           51,526
Obligations of states and political subdivisions                       57,503          2,685              117           60,071
Other                                                                   4,364            199                -            4,563
Equity securities                                                       1,036             27                -            1,063
                                                                --------------    -----------    -------------    -------------

                                                                     $181,375         $6,346             $144         $187,577
                                                                ==============    ===========    =============    =============

Provided below is a summary of securities available for sale which were in an unrealized loss position and the length of time that individual securities have been in a continuous loss position at December 31, 2004 and 2003.

                                     Less Than 12 Months               12 Months or More                       Total
                                ----------------------------    -----------------------------    ------------------------------
                                    Fair          Unrealized         Fair          Unrealized          Fair          Unrealized
December 31, 2004:                  Value           Losses           Value           Losses           Value            Losses
                                -----------    -------------    ------------    -------------    -------------    -------------
U. S. Government agencies          $17,484             $117          $1,990              $44          $19,474             $161
Mortgage-backed investments         14,039              211             121                1           14,160              212
Obligations of states and
  political subdivisions             4,072               27           1,741               25            5,813               52
Other                                2,894               29               -                -            2,894               29
Equity securities                      982                3               -                -              982                3
                                -----------    -------------    ------------    -------------    -------------    -------------

                                   $39,471             $387          $3,852              $70          $43,323             $457
                                ===========    =============    ============    =============    =============    =============

December 31, 2003:
U. S Government agencies           $ 4,054             $ 25          $    -              $ -          $ 4,054             $ 25
Mortgage-backed investments            952                2               -                -              952                2
Obligations of states and
  political subdivisions             3,594               31             430               86            4,024              117
                                -----------    -------------    ------------    -------------    -------------    -------------

                                   $ 8,600             $ 58          $  430              $86          $ 9,030             $144
                                ===========    =============    ============    =============    =============    =============

Management believes that the impairments above are temporary and will be recovered over the investments’ holding periods. The impairments on U. S. Government agency and mortgage-backed securities are due to interest rate fluctuations, as the impaired investments all have AAA credit ratings. Management has the ability and intent to hold these securities until their values are recovered. Management believes that the municipality obligations will recover by or before their maturity dates based on the facts that (1) the average spread between the yields to maturity and the market yields average only 26 basis points, (2) most of the securities mature before the end of 2009, and (3) management knows of no credit-related problems regarding any of the issuers. The other securities represent five investments in corporate debt and debt collateralized by trust preferred securities, all of which have Moody’s credit ratings of at least A1, have long maturities which exacerbate interest rate risk, and which Management intends to hold until the unrealized losses are recovered.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(In Thousands, Except Share Data)

Note 2 (Continued)

The amortized cost and fair values of debt securities available for sale at December 31, 2004, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with, or without, call or prepayment penalties. Equity securities are not included since they have no stated maturity.

                                                                                              Amortized               Fair
                                                                                                 Cost                Value
                                                                                         -----------------    -----------------

One year or less                                                                                 $ 55,098             $ 55,367
After one through five years                                                                       61,826               63,447
After five through ten years                                                                        6,898                7,160
After ten years                                                                                     1,230                1,221
                                                                                         -----------------    -----------------
                                                                                                  125,052              127,195
Mortgage-backed investments                                                                        46,718               47,397
                                                                                         -----------------    -----------------

                                                                                                 $171,770             $174,592
                                                                                         =================    =================

The following is a summary of the amortized cost and fair value of securities available for sale which were pledged to secure public deposits, short-term borrowings and for other purposes required or permitted by law.

                                                                                            Amortized               Fair
                                                                                               Cost                Value
                                                                                         -----------------    -----------------

December 31, 2004                                                                        $    144,040         $    146,532
                                                                                         =================    =================

December 31, 2003                                                                        $    152,351         $    157,798
                                                                                         =================    =================

The following is a summary of gains and losses on securities available for sale:

                                                                            2004                 2003                 2002
                                                                     ----------------    -----------------    -----------------

Gross realized gains                                                            $ 95                 $ 36                 $ 34
Gross realized losses                                                            (49)                 (29)                  (4)
                                                                     ----------------    -----------------    -----------------

                                                                                $ 46                 $  7                 $ 30
                                                                     ================    =================    =================
Note 3: Loans

The Bank’s loan portfolio includes commercial, consumer, agribusiness and residential loans throughout the State of Mississippi, but primarily in its market area in Central and North Mississippi. The following is a summary of the Bank’s loans held for investment, net of unearned income of $975 and $1,116 at December 31, 2004 and 2003:

                                                                                              2004                 2003
                                                                                        -----------------    ------------------
Real estate loans:
    Residential                                                                                 $284,823              $263,450
    Construction and land development                                                            110,480                95,164
    Farmland                                                                                      38,466                44,959
    Nonfarm nonresidential real estate                                                           220,154               199,424
Commercial, financial and agricultural                                                           131,886               112,443
Consumer                                                                                          57,990                63,740
                                                                                        -----------------    ------------------

                                                                                                $843,799              $779,180
                                                                                        =================    ==================

The following is a summary of nonperforming loans at December 31, 2004 and 2003:

                                                                                                2004                 2003
                                                                                        -----------------    ------------------

Nonaccrual loans                                                                                 $ 3,302               $ 4,517
Loans past due 90 days or more (based on contractual
     loan terms) and still accruing interest                                                         645                 1,531
                                                                                        -----------------    ------------------

                                                                                                 $ 3,947               $ 6,048
                                                                                        =================    ==================

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(In Thousands, Except Share Data)

Note 3: (Continued)

The Bank has made, and expects in the future to continue to make, in the ordinary course of business, loans to directors and executive officers of the Company and the Bank and to affiliates of these directors and officers. In the opinion of management, these transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than normal risk of collectibility at the time of the transaction. A summary of such outstanding loans follows:

                                                                                           2004                   2003
                                                                                    -------------------    --------------------

Loans outstanding at January 1                                                         $   4,077                $    5,612
New loans                                                                                 28,108                     2,016
Repayments                                                                               (26,455)                   (3,551)
                                                                                    -------------------    --------------------

Loans outstanding at December 31                                                       $   5,730                $    4,077
                                                                                    ===================    ====================

Note 4:  Allowance for Loan Losses

Transactions in the allowance for loan losses are summarized as follows:

                                                                         2004                  2003                 2002
                                                                   ------------------    -----------------    -----------------

Balance at January 1                                                  $  10,891             $  10,258           $    8,426

Loans charged off                                                        (5,626)               (3,675)              (3,305)
Recoveries                                                                1,003                   506                  642
                                                                   ------------------    -----------------    -----------------
          Net charge-offs                                                (4,623)               (3,169)              (2,663)
                                                                   ------------------    -----------------    -----------------

Provision for loan losses                                                 5,351                 3,802                4,495
                                                                   ------------------    -----------------    -----------------

Balance at December 31                                                $  11,619             $  10,891           $   10,258
                                                                   ==================    =================    =================

Note 5:  Bank Premises and Equipment

The following is a summary of bank premises and equipment at December 31, 2004 and 2003:

                                                                                           2004                   2003
                                                                                    -------------------    --------------------

Land                                                                                    $  7,577                 $  7,609
Buildings                                                                                 23,347                   20,727
Furniture, fixtures and equipment                                                         17,105                   16,219
Leasehold improvements                                                                       389                      396
                                                                                    -------------------    --------------------
                                                                                          48,418                   44,951
Less accumulated depreciation and amortization                                            21,921                   20,737
                                                                                    -------------------    --------------------

                                                                                        $ 26,497                 $ 24,214
                                                                                    ===================    ====================

Amounts  charged to operating  expenses for  depreciation  and  amortization  of bank premises and  equipment  were
$1,850 in 2004, $1,818 in 2003, and $1,913 in 2002.

Rent expense applicable to operating leases was as follows for the years ended December 31:

                                                           2004                       2003                     2002
                                                    --------------------       --------------------      -----------------
Buildings and office space                              $       302                $      260              $     236
Computer equipment                                              642                       645                    523
Other equipment and autos                                       173                       124                     98
                                                    --------------------       --------------------      -----------------
                                                              1,117                     1,029                    857
Rental income                                                   (28)                      (41)                   (41)
                                                    --------------------       --------------------      -----------------

Net rent expense                                        $     1,089                $      988               $    816
                                                    ====================       ====================      =================

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(In Thousands, Except Share Data)

Note 5: (Continued)

The Company is obligated under a number of noncancelable operating leases for premises and equipment. Minimum future lease payments for noncancelable operating leases at December 31, 2004 are as follows:

2005                                                                                        $   1,001
2006                                                                                              899
2007                                                                                              499
2008                                                                                              275
2009                                                                                                7
After 2009                                                                                         11
                                                                                        ---------------------

Total minimum lease payments                                                                 $  2,692
                                                                                        =====================

Note 6:  Other Assets

The following is a summary of other assets at December 31, 2004 and 2003:

                                                                                          2004                    2003
                                                                                   --------------------    --------------------

Cash surrender value of bank owned life insurance                                      $   13,849               $   13,269
Federal Home Loan Bank stock                                                                7,656                    7,058
Deferred income tax                                                                         3,570                    2,294
Other                                                                                       6,649                    5,134
                                                                                   --------------------    --------------------
                                                                                       $   31,724               $   27,755
                                                                                   ====================    ====================

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

Intangible assets, such as core deposit intangibles, customer renewal lists and noncompete agreements with a determinable useful life continue to be amortized over their respective useful lives. Renewal list intangibles have 15 year lives with a remaining average life of 9.6 years at December 31, 2004. Noncompete agreement intangibles have 15 year lives with a remaining average life of 5.5 years at December 31, 2004.

The following is a summary of amortized intangible assets at December 31, 2004:

                                                                        Gross                                       Net
                                                                      Carrying             Accumulated            Carrying
                                                                       Amount             Amortization             Amount
                                                                  ------------------    ------------------    -----------------

Core deposit intangibles                                             $  1,130              $   1,130             $       -
Customer renewal lists                                                    467                    205                   262
Noncompete agreements                                                     413                    262                   151
                                                                  ------------------    ------------------    -----------------
                                                                     $  2,010              $   1,597             $     413
                                                                  ==================    ==================    =================

Amortization expense for intangible assets having determinable useful lives amounted to $76 in 2004, $115 in 2003, and $122 in 2002. Estimated amortization expense for the five succeeding years at December 31, 2004, is as follows:

                           2005                                           $ 55
                           2006                                             55
                           2007                                             55
                           2008                                             55
                           2009                                             55
                                                                          =====

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(In Thousands, Except Share Data)

Note 7: Deposits

The following is a summary of deposits at December 31, 2004 and 2003:

                                                                                    2004                        2003
                                                                           ------------------------    ------------------------

Noninterest-bearing                                                                      $ 137,728                   $ 123,191

Interest-bearing:
     NOW and money market deposits                                                         271,981                     266,498
     Savings deposits                                                                       85,342                      86,794
     Certificates of deposit of $100 thousand or more                                      166,467                     145,769
     Brokered certificates of deposit                                                        9,951                           -
     Other certificates of deposit                                                         205,795                     197,974
                                                                           ------------------------    ------------------------
 Total interest-bearing                                                                    739,536                     697,035
                                                                           ------------------------    ------------------------

 Total deposits                                                                          $ 877,264                   $ 820,226
                                                                           ========================    ========================

Interest expense on certificates of deposit of $100 thousand or more amounted to $3,651 in 2004, $3,419 in 2003 and $4,288 in 2002.

At December 31, 2004, the scheduled maturities of certificates of deposit are as follows:

                          2005                          $  224,448
                          2006                              44,285
                          2007                              43,347
                          2008                              67,616
                          2009                               2,517
                                                     -----------------
                                                        $  382,213
                                                     =================
Note 8: Short-Term Borrowings

The following is a summary of information related to short-term borrowings:

                                                                                                             Weighted
                                                          Balance Outstanding                              Average Rate
                                          ----------------------------------------------------       --------------------------
                                            Maximum            Average              At                During            At
                                           Month End            Daily            Year End              Year          Year End
                                          -------------     --------------    ----------------       ----------     -----------
2004:
Federal funds purchased                       $ 31,900           $  5,411            $      -            1.97%              -
Securities sold under
     agreements to repurchase                   18,872             15,428              16,808            3.61%           3.75%
                                          -------------     --------------    ----------------       ==========     ===========

                                              $ 50,772           $ 20,839            $ 16,808
                                          =============     ==============    ================

2003:
Federal funds purchased                       $  8,600           $  1,773            $      -            1.36%              -
Securities sold under
     agreements to repurchase                   22,859             16,984              15,205            3.44%           3.57%
                                          -------------     --------------    ----------------       ==========     ===========

                                              $ 31,459           $ 18,757            $ 15,205
                                          =============     ==============    ================

2002:
Federal funds purchased                       $      -           $    102            $      -            2.09%              -
Securities sold under
     agreements to repurchase                   23,599             20,411              23,599            3.40%           2.95%
                                          -------------     --------------    ----------------       ==========     ===========

                                              $ 23,599           $ 20,513            $ 23,599
                                          =============     ==============    ================
Federal funds purchased represent primarily overnight borrowings through relationships with correspondent banks. Securities sold under agreements to repurchase generally have maturities of less than 30 days and are collateralized by U. S. Treasury securities and securities of U. S. Government agencies and corporations.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(In Thousands, Except Share Data)

Note 9: Other Borrowings

The following is a summary of other borrowings at December 31, 2004 and 2003:

                                                                                         2004                     2003
                                                                                 ---------------------    ---------------------

Company's line of credit in the amount of $15 million,
renewable annually; secured by approximately 29% of the
Bank's common stock; interest payable quarterly at .75%
below the lender's base rate                                                         $        6,642           $        5,892

Bank's advances from the Federal Home Loan Bank of Dallas, net
of unamortized purchase accounting adjustments of $0 and $215                               122,196                  116,141
                                                                                 ---------------------    ---------------------
                                                                                     $      128,838           $      122,033
                                                                                 =====================    =====================

The Bank has advances from the Federal Home Loan Bank of Dallas (FHLB) under Blanket Agreements for Advances and Security Agreements. These agreements allow the Bank to borrow funds from the FHLB to fund mortgage loan programs and to satisfy certain other funding needs. The value of mortgage-backed securities and mortgage loans pledged under these agreements must be maintained at not less than 115% and 150%, respectively, of the advances outstanding. The following is a summary of these advances, exclusive of purchase accounting adjustments, at December 31, 2004 and 2003:

                                                                                           2004                   2003
                                                                                    -------------------    --------------------

Single payment advances maturing within 12 months of year end:
Balance                                                                                        $35,530                 $26,030
Range of rates                                                                             1.30%-8.16%             1.18%-8.16%

Single payment advances maturing after 12 months of year end:
Balance                                                                                        $23,500                 $23,030
Range of rates                                                                             2.80%-6.50%             2.48%-8.16%
Range of maturities                                                                          2006-2010               2005-2010

Amortizing advances:
Balance                                                                                        $63,166                 $67,296
Monthly payment amount                                                                           1,290                   1,324
Range of rates                                                                             2.17%-8.48%             2.17%-8.48%
Range of maturities                                                                          2005-2020               2004-2020

Scheduled principal payments on FHLB advances at December 31, 2004, are as follows:

                         2005                                 $  49,043
                         2006                                    22,423
                         2007                                    12,382
                         2008                                    12,346
                         2009                                    11,407
                         After 2009                              14,595
                                                         ------------------
                                                              $ 122,196
                                                         ==================

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(In Thousands, Except Share Data)

Note 10: Employee Benefit Plans

Pension Plan

The Bank has a defined benefit pension plan covering substantially all full-time employees of the Bank and subsidiaries. Benefits under this plan are based on years of service and average annual compensation for a five year period. The Bank froze benefit accruals under this plan effective September 30, 2001.

The following is a summary of the plan’s funded status:

                                                                             2004                        2003
                                                                    ------------------------    -----------------------

Change in benefit obligation:
Projected benefit obligation at beginning of year                                   $ 8,038                    $ 7,434
Service cost                                                                              -                          -
Interest cost                                                                           463                        488
Actuarial (gain) loss                                                                   217                        545
Benefit payments                                                                       (435)                      (429)
                                                                    ------------------------    -----------------------
Projected benefit obligation at end of year                                           8,283                      8,038
                                                                    ------------------------    -----------------------

Change in plan assets:
Fair value of plan assets at beginning of year                                        6,868                      4,951
Actual return on plan assets                                                            559                        802
Employer contributions                                                                  500                      1,565
Benefit payments                                                                       (435)                      (429)
Expenses                                                                                (41)                       (21)
                                                                    ------------------------    -----------------------
Fair value of plan assets at end of year                                              7,451                      6,868
                                                                    ------------------------    -----------------------

Funded status at measurement date:
Plan assets less than projected benefit obligation                                     (832)                    (1,170)
Unrecognized net actuarial loss                                                       3,236                      3,266
Unrecognized transition asset                                                           (45)                       (55)
Unamortized prior service credit                                                       (256)                      (293)
                                                                    ------------------------    -----------------------

Prepaid pension asset recognized                                                      2,103                      1,748

Pension accrual recognized                                                             (465)                      (465)
                                                                    ------------------------    -----------------------

Net amount recognized                                                               $ 1,638                    $ 1,283
                                                                    ========================    =======================

The following is a summary of amounts recorded in the consolidated statements of condition:

                                                                            2004                     2003
                                                                    ---------------------    ---------------------

Prepaid benefit cost                                                             $ 2,103                  $ 1,748
Accrued benefit liability                                                         (2,934)                  (2,918)
Accumulated other comprehensive
     income, before income taxes                                                   2,469                    2,453
                                                                    ---------------------    ---------------------

Net amount recognized                                                            $ 1,638                  $ 1,283
                                                                    =====================    =====================

The following is a summary of information related to benefit obligations and plan assets:

                                                                            2004                     2003
                                                                    ---------------------    ---------------------

Projected benefit obligation                                                 $    8,283               $    8,038
Accumulated benefit obligation                                                    8,283                    8,038
Fair value of plan assets                                                         7,451                    6,868

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(In Thousands, Except Share Data)

Note 10: (Continued)

Net pension cost (benefit) included the following components:

                                                                        2004                  2003                  2002
                                                                  ------------------    ------------------    -----------------

Service cost                                                             $    -                 $   -                $   -
Interest cost                                                               463                   488                  481
Expected return on plan assets                                             (498)                 (419)                (447)
Amortization of transition asset                                             (9)                   (9)                  (9)
Amortization of prior service credit                                        (37)                  (37)                 (37)
Recognized actuarial (gain) loss                                            226                   210                   73
                                                                  ------------------    ------------------    -----------------
 Net pension cost                                                        $  145                 $ 233                $  61
                                                                  ==================    ==================    =================

Total expense recorded in the accompanying consolidated statements of income related to the pension plan included the following components:

                                                                        2004                  2003                  2002
                                                                  ------------------    ------------------    -----------------

Net pension cost                                                         $  145                $  233               $   61
Additional pension expense accrual                                            -                     -                  465
Payments for expenses made on
     behalf of the plan                                                      54                    93                   71
                                                                  ------------------    ------------------    -----------------
                                                                         $  199                $  326               $  597
                                                                  ==================    ==================    =================

The following is a summary of weighted average assumptions:

                                                                        2004                  2003                  2002
                                                                  ------------------    ------------------    -----------------

Discount rate                                                             6.00%                 6.75%                7.50%
Expected return on plan assets                                            7.50%                 7.75%                8.00%
Rate of compensation increase (plan is frozen)                               -%                    -%                   -%
                                                                  ==================    ==================    =================

The Company estimates the long-term rate of return on plan assets using historical returns, changes in asset mix, general economic conditions and industry practice. Historical annual returns on plan assets have ranged from losses of approximately 10% to gains in excess of 15%. The short-term volatility of these returns makes them an unreliable indicator of future long-term returns. Therefore, the historical plan rate of return is not used as a starting point, but rather as a guideline in determining the plan assumption for returns. The plan return was 7.8% in 2004, and 18.6% in 2003. The mix of invested assets has changed over time from predominately fixed-income securities prior to 1997 to a mix of equity securities and fixed-income securities thereafter. The equity securities have brought more return volatility and higher expected returns to the portfolio. Management expects that the long-term equity market returns will approximate the past 50 years, which provided an average 12.3% return, based upon stock market historical data. Current and expected economic conditions also affect the determination of the estimate of long-term returns. Management also uses a survey of pension plan managers provided by a third party which indicates the rate of return assumptions that are predominant in the industry. Based upon these assumptions, management estimated long-term returns of 8% in 2002, given the expected asset mix. These return expectations have been reduced during the last two years due to economic factors, primarily the low interest rate environment. Management has determined that these assumptions are reasonable and are comparable to the return assumptions generally predominant in the industry.

The plan’s asset allocations at December 31, 2004 and 2003 by asset category are as follows:

                                                                           2004                   2003
                                                                    --------------------- ----------------------

Interest-bearing bank balances                                                 6%                     6%
Debt securities                                                               32%                    32%
Equity securities                                                             62%                    62%
                                                                    --------------------- ----------------------
                                                                             100%                   100%
                                                                    ===================== ======================

Equity securities included 9,434 shares of the Company’s common stock at December 31, 2004 and 2003.

FIRST M&F CORPORATION AND SUBSIDIARY
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

The plan investment objectives are: (1) income and growth, which is the primary objective, and the secondary objectives of (2) liquidity and (3) preservation of capital. The plan’s return objective is to achieve a balanced return of income and modest growth of principle. The goal of the plan is to achieve an absolute rate of return of 8% over the life of the plan. The secondary objectives ensure (1) the ability to meet all expected or unexpected cash flow needs by investing in securities which can be sold readily and efficiently and (2) the probability of loss of principle over the investment horizon is minimized, effectively emphasizing the minimizing of return volatility over the maximization of total return. Individual investment managers will be required to manage toward a market index, a blended index, or another target established by the Company’s Retirement Committee that reflects the expected style of management. Each individual portfolio manager is expected to display an overall level of risk in the portfolio which is consistent with the risk associated with the benchmark return. Risk is measured by the standard deviation of quarterly returns.

The following table outlines the target asset allocations in percentages for plan assets.

                                         Minimum                 Maximum                 Preferred
                                    ----------------------------------------------------------------------

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

Prohibited investments include commodities and futures contracts, private placements, options, limited partnerships, venture-capital investments, real estate properties, interest-only (IO), principal-only (PO) and residual tranche CMO’s and hedge funds. Prohibited transactions within the plan are short selling and margin transactions.

Pension benefit payments are made from assets of the pension plan. It is anticipated that future benefit payments for the plan will be as follows.

                           Year                                                       Expected payments
-----------------------------------------------------------               -------------------------------------------

                           2005                                                                   $      471
                           2006                                                                          471
                           2007                                                                          467
                           2008                                                                          469
                           2009                                                                          488
                       2010 - 2014                                                                     2,582
                                                                          ===========================================

The Company expects to contribute $500 to the pension plan in 2005.

Profit and Savings Plan

The Bank has a profit and savings plan which includes features such as an Employee Stock Ownership Plan and a 401(k) plan which provides for certain salary deferrals, covering substantially all full-time employees of the Bank and subsidiaries. The Bank matched employee 401(k) contributions equal to 50% of an employee’s first 5% of salary deferral through 2004. Beginning in 2005, the Company will match contributions equal to 50% of an employee’s first 6% of salary deferral. Total matching contributions accrued for this plan were $187 in 2004, $193 in 2003, and $160 in 2002. During 2004, the Company began making matching contributions on a monthly basis rather than on an annual basis. Additional contributions to the plan are at the discretion of the Board of Directors. Discretionary contributions, which are invested in the Company’s common stock, accrued for this plan were $75 in 2004, $60 in 2003, and $60 in 2002.

At December 31, 2004 and 2003, the profit and savings plan owned 89,817 and 86,913 shares of the Company’s common stock.

FIRST M&F CORPORATION AND SUBSIDIARY
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

The following is a summary of stock option activity:

                                                                                                              Weighted
                                                                                                               Average
                                                                                 Outstanding                  Exercise
                                                                                   Options                      Price
                                                                           ------------------------    ------------------------

January 1, 2002                                                                            347,802                     $ 28.22
Options granted                                                                              3,000                       25.25
Options forfeited                                                                          (31,050)                      27.08
                                                                           ------------------------    ------------------------
December 31, 2002                                                                          319,752                       28.30
                                                                           ------------------------    ------------------------
Options granted                                                                              2,500                       38.00
Options exercised                                                                         (147,846)                      26.99
                                                                           ------------------------    ------------------------
December 31, 2003                                                                          174,406                       29.56
                                                                           ------------------------    ------------------------
Options granted                                                                              2,500                       34.73
Options exercised                                                                          (40,721)                      26.53
Options forfeited                                                                          (10,000)                      35.75
                                                                           ------------------------    ------------------------

December 31, 2004                                                                          126,185                     $ 30.16
                                                                           ========================    ========================

The following is a summary of stock options outstanding at December 31, 2004:

                                                   Weighted              Weighted                                 Weighted
                                                   Average               Average                                  Average
                                                  Remaining              Exercise                                 Exercise
                                                 Contractual              Price-                                   Price-
     Exercise                Options                 Life                Options              Options             Options
    Price Range            Outstanding             (Years)             Outstanding          Exercisable         Exercisable
--------------------     -----------------     -----------------     -----------------     ---------------    -----------------
$ 20.00 -  $ 20.25              5,000                 5.31                 $ 20.13               3,200            $ 20.13
  25.25 -    27.92             50,185                 2.55                   27.47              48,385              27.55
  31.75 -    38.00             71,000                 4.43                   32.75              65,000              32.51
Note 12: Other Expenses

Significant components of other expenses are summarized as follows:

                                                                        2004                  2003                  2002
                                                                  ------------------    ------------------    -----------------

Postage and shipping                                                        $   619               $   637              $   624
Stationery and supplies                                                         846                   716                  762
Accounting, legal and professional fees                                       1,234                 1,228                1,458
Other                                                                         5,098                 5,544                4,779
                                                                  ------------------    ------------------    -----------------

                                                                            $ 7,797               $ 8,125              $ 7,623
                                                                  ==================    ==================    =================

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(In Thousands, Except Share Data)

Note 13: Income Taxes

The components of income tax expense (benefit) are as follows:

                                                                       Federal                State                Total
                                                                  ------------------    ------------------    -----------------
2004:
Current                                                                     $ 4,150                $  417              $ 4,567
Deferred                                                                        (20)                   (3)                 (23)
                                                                  ------------------    ------------------    -----------------

Total                                                                       $ 4,130                $  414              $ 4,544
                                                                  ==================    ==================    =================

2003:
Current                                                                     $ 4,385                $  548              $ 4,933
Deferred                                                                       (280)                  (50)                (330)
                                                                  ------------------    ------------------    -----------------

Total                                                                       $ 4,105                $  498              $ 4,603
                                                                  ==================    ==================    =================

2002:
Current                                                                     $ 4,396                $  589              $ 4,985
Deferred                                                                       (724)                 (126)                (850)
                                                                  ------------------    ------------------    -----------------

Total                                                                       $ 3,672                $  463              $ 4,135
                                                                  ==================    ==================    =================

The differences between actual income tax expense and expected income tax expense are summarized as follows:

                                                                        2004                  2003                  2002
                                                                  ------------------    ------------------    -----------------

Amount computed using the Federal statutory
     rates on income before taxes                                           $ 5,208               $ 5,268              $ 4,886
Increase (decrease) resulting from:
Tax exempt income, net of
     disallowed interest deduction                                             (745)                 (795)                (836)
State income tax expense,
     net of Federal effect                                                      273                   329                  306
Life insurance income                                                          (197)                 (181)                (263)
Other, net                                                                        5                   (18)                  42
                                                                  ------------------    ------------------    -----------------

                                                                            $ 4,544               $ 4,603              $ 4,135
                                                                  ==================    ==================    =================

The change in the net deferred taxes is a result of current period deferred tax expense (benefit), and changes in accumulated other comprehensive income. The components of the net deferred tax asset (liability) at December 31, 2004 and 2003, consist of the following:

                                                                                    2004                        2003
                                                                           ------------------------    ------------------------

Allowance for loan losses                                                                  $ 4,334                     $ 4,035
Loan fees                                                                                      374                         292
Purchase accounting adjustments                                                                 43                         163
Accrued expenses                                                                               302                         373
Minimum pension liability                                                                      921                         915
Other                                                                                          364                         375
                                                                           ------------------------    ------------------------
 Total deferred tax assets                                                                   6,338                       6,153
                                                                           ------------------------    ------------------------

Fixed assets and depreciation                                                                 (507)                       (519)
Federal Home Loan Bank stock dividends                                                        (552)                       (506)
Pension expense                                                                               (611)                       (479)
Unrealized gain on securities available for sale                                            (1,061)                     (2,308)
Other                                                                                          (37)                        (47)
                                                                           ------------------------    ------------------------
 Total deferred tax liabilities                                                             (2,768)                     (3,859)
                                                                           ------------------------    ------------------------

                                                                                           $ 3,570                     $ 2,294
                                                                           ========================    ========================

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(In Thousands, Except Share Data)

Note 14: Earnings Per Share

The following table shows a reconciliation of earnings per share to diluted earnings per share:

                                                                        2004                  2003                  2002
                                                                  ------------------    ------------------    -----------------

Basic earnings per share:
     Net income                                                            $ 10,775              $ 10,892             $ 10,235
                                                                  ==================    ==================    =================

Weighted average shares outstanding                                       4,542,213             4,608,023            4,611,926
                                                                  ==================    ==================    =================

     Basic earnings per share                                                 $2.37                 $2.36                $2.22
                                                                  ==================    ==================    =================

Diluted earnings per share:
     Net income                                                            $ 10,775              $ 10,892             $ 10,235
                                                                  ==================    ==================    =================

Weighted average shares outstanding                                       4,542,213             4,608,023            4,611,926
Dilutive effect of stock options                                             16,895                26,618                1,875
                                                                  ------------------    ------------------    -----------------

Adjusted weighted average shares outstanding                              4,559,108             4,634,641            4,613,801
                                                                  ==================    ==================    =================

     Diluted earnings per share                                               $2.36                 $2.35                $2.22
                                                                  ==================    ==================    =================

Stock options not included in adjusted shares
     due to anti-dilutive effect                                                399                   237               16,359
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

On April 14, 2004, the Company’s Board of Directors authorized a new stock repurchase program to repurchase up to 120,000 shares of common stock in the open market over a twelve month period beginning on May 1, 2004, and ending on April 30, 2005. The authorization limits the number of shares that may be repurchased in any calendar month to no more than 10,000.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(In Thousands, Except Share Data)

Note 15: (Continued)

Accumulated Other Comprehensive Income

The following is a summary of the gross amounts of accumulated other comprehensive income and the related income tax effects:

                                                                        Gross                  Tax                  Net
                                                                  ------------------    ------------------    -----------------

December 31, 2004:
Net unrealized gain on securities available for sale                        $ 2,846               $ 1,061              $ 1,785
Minimum pension liability                                                    (2,469)                 (921)              (1,548)
                                                                  ------------------    ------------------    -----------------

                                                                            $   377               $   140              $   237
                                                                  ==================    ==================    =================

December 31, 2003:
Net unrealized gain on securities available for sale                        $ 6,202               $ 2,308              $ 3,894
Minimum pension liability                                                    (2,453)                 (915)              (1,538)
                                                                  ------------------    ------------------    -----------------

                                                                            $ 3,749               $ 1,393              $ 2,356
                                                                  ==================    ==================    =================

December 31, 2002:
Net unrealized gain on securities available for sale                        $ 9,493               $ 3,537              $ 5,956
Minimum pension liability                                                    (2,434)                 (908)              (1,526)
                                                                  ------------------    ------------------    -----------------

                                                                            $ 7,059               $ 2,629              $ 4,430
                                                                  ==================    ==================    =================
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

Credit Related Financial Instruments

The Company is a party to credit related financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk.

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

The maximum credit exposure in the event of nonperformance for loan commitments and letters of credit is represented by the contract amount of the instruments. A summary of these instruments at December 31, 2004, is as follows:

                 Commitments to extend credit                    $   139,277
                 Standby letters of credit                            17,295
                 Commercial letters of credit                            105
                                                            ====================

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(In Thousands, Except Share Data)

Note 17: Regulatory Matters

Federal banking regulations require that the Bank maintain certain cash reserves based on a percent of deposits. This requirement was $10,184 at December 31, 2004.

The Company and its subsidiary bank are subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital requirements that involve quantitative measures of assets, liabilities and certain off-balance-sheet items, calculated under regulatory accounting practices must be met. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Total Capital and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004, that all capital adequacy requirements have been met.

As of December 31, 2004, the most recent notification by the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s and Bank’s actual capital amounts and ratios as of December 31, 2004 and 2003, are also presented in the table:

                                                      Actual                    Minimum Capital              Well Capitalized
                                             --------------------------     -------------------------    -------------------------
                                               Amount           Ratio          Amount         Ratio         Amount        Ratio
                                             -------------     --------     -------------    --------    ------------    ---------

December 31, 2004:
Total capital (to risk weighted assets):
Company                                          $104,902        12.0%           $70,143        8.0%         $     -           -
Bank                                              109,620        12.5%            70,046        8.0%          87,558        10.0%

Tier I capital (to risk weighted assets):
Company                                            93,923        10.7%            35,072        4.0%               -           -
Bank                                               98,656        11.3%            35,023        4.0%          52,535         6.0%

Tier I capital (to average assets):
Company                                            93,923         8.4%            44,850        4.0%               -           -
Bank                                               98,656         8.8%            44,808        4.0%          56,010         5.0%
                                             =============     ========     =============    ========    ============    =========

December 31, 2003:
Total capital (to risk weighted assets):
Company                                          $100,983        12.7%           $63,793        8.0%         $     -           -
Bank                                              105,200        13.3%            63,519        8.0%          79,399        10.0%

Tier I capital (to risk weighted assets):
Company                                            90,992        11.4%            31,896        4.0%               -           -
Bank                                               95,251        12.0%            31,760        4.0%          47,640         6.0%

Tier I capital (to average assets):
Company                                            90,992         8.6%            42,298        4.0%               -           -
Bank                                               95,251         9.0%            42,257        4.0%          52,821         5.0%
                                             =============     ========     =============    ========    ============    =========

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

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(In Thousands, Except Share Data)

Note 18: Acquisitions

The Company has acquired various general insurance agencies in Mississippi in transactions that were immaterial to the Company. The following table provides information concerning these insurance agency acquisitions completed during the three years ended December 31, 2004:

                                                                                            Common
                                                                                            Shares               Method of
                   Acquisition                    Location              Date                Issued               Accounting
-------------------------------------------    ---------------     ----------------     ----------------     -------------------

Thomas Insurance Agency, Inc.                     Brandon             07/01/02                 -                  Purchase
Note 19: Fair Value of Financial Instruments

SFAS 107, “Disclosures about Fair Value of Financial Instruments,” requires that the Company disclose estimated fair value for its financial instruments. However, such disclosures may be deemed not to be practicable for certain classes of financial instruments.

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

Cash and due from banks, interest-bearing deposits with banks and Federal funds sold - The net book value of these financial instruments approximates fair value due to the immediate availability or short maturity of these investments.

Securities available for sale – The fair value of these financial instruments is considered to be their fair value as disclosed in note 2.

Mortgages held for sale – The fair value of these financial instruments is their carrying value at the financial statement dates, as they are reported at fair value on those dates.

Loans - The fair value of variable rate loans that reprice frequently, and with no significant changes in credit risk, are based on carrying values. The fair value of fixed rate loans is estimated by discounting the future cash flows, using the current rates at which these loans would currently be made to borrowers with similar credit ratings and similar maturities. The carrying value of loans, net of the allowance for loan losses, is $832,180 and $768,289 and the estimated net fair value of loans is $828,161 and $763,218 at December 31, 2004 and 2003.

Deposits - The fair value of demand deposits, NOW accounts, money market accounts and savings deposits is the carrying amount at the reporting date. The fair value of certificates of deposit is estimated by discounting the future cash flows, using current market rates for deposits of similar maturities. The carrying value of deposits is $877,264 and $820,226 and the estimated net fair value of deposits is $870,426 and $819,338 at December 31, 2004 and 2003.

Short-term and other borrowings - The net book value of the majority of these financial instruments approximates fair value due to the short term nature of these items or their applicable interest rates and repricing and repayment terms. The fair value of long term Federal Home Loan Bank (FHLB) advances is estimated by discounting the future cash flows, using current market rates for borrowings of similar terms and maturities. The carrying value of FHLB advances is $122,196 and $116,141 and the estimated fair value of FHLB advances is $120,191 and $116,235 at December 31, 2004 and 2003. The fair value of short-term and other borrowings is not materially different from their recorded book value at December 31, 2004 and 2003, as disclosed in Note 8 and Note 9.

Commitments to extend credit - Fair values for such commitments are typically based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the parties’ credit standing. The fair value of commitments to extend credit is not material.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(In Thousands, Except Share Data)

Note 20: Summarized Financial Information of First M&F Corporation

Summarized financial information of First M&F Corporation (parent company only) is as follows:

                                              STATEMENTS OF CONDITION
Assets                                                                                 2004                        2003
                                                                             -------------------------   -------------------------

Cash                                                                                        $     703                   $     713
Investment in subsidiary                                                                      117,201                     114,937
Other assets                                                                                      206                       1,063
                                                                             -------------------------   -------------------------

                                                                                            $ 119,110                   $ 116,713
                                                                             =========================   =========================
Liabilities and Stockholders' Equity

Note payable                                                                                $   6,642                   $   5,892
Other liabilities                                                                                   -                         143
Stockholders' equity                                                                          112,468                     110,678
                                                                             -------------------------   -------------------------

                                                                                            $ 119,110                   $ 116,713
                                                                             =========================   =========================

                                               STATEMENTS OF INCOME

                                                                            2004                  2003                 2002
                                                                       ----------------     -----------------    -----------------
Income:
Dividends received from subsidiary                                            $  6,600              $  8,600             $  6,550
Equity in undistributed earnings of subsidiary                                   4,383                 2,506                3,961
Other income                                                                        35                    17                   18
                                                                       ----------------     -----------------    -----------------
 Total income                                                                   11,018                11,123               10,529
                                                                       ----------------     -----------------    -----------------

Expenses:
Interest                                                                           228                   230                  327
Other expenses                                                                     139                   125                  129
                                                                       ----------------     -----------------    -----------------
 Total expenses                                                                    367                   355                  456
                                                                       ----------------     -----------------    -----------------

 Income before income taxes                                                     10,651                10,768               10,073

Income tax benefit                                                                 124                   124                  162
                                                                       ----------------     -----------------    -----------------

Net income                                                                    $ 10,775              $ 10,892             $ 10,235
                                                                       ================     =================    =================

                                             STATEMENTS OF CASH FLOWS

                                                                            2004                  2003                 2002
                                                                       ----------------     -----------------    -----------------
Cash flows from operating activities:
Net income                                                                    $ 10,775              $ 10,892             $ 10,235
Adjustments to reconcile net income to net
     cash provided by operating activities:
     Equity in undistributed earnings of subsidiary                             (4,383)               (2,506)              (3,961)
     Other, net                                                                   (286)                 (144)                 145
                                                                       ----------------     -----------------    -----------------
 Net cash provided by operating activities                                       6,106                 8,242                6,419
                                                                       ----------------     -----------------    -----------------

Cash flows from investing activities:
Sale of land                                                                         -                     -                  200
                                                                       ----------------     -----------------    -----------------
 Net cash provided by investing activities                                           -                     -                  200
                                                                       ----------------     -----------------    -----------------

Cash flows from financing activities:
Increase (decrease) in note payable                                                750                (1,700)              (1,000)
Cash dividends                                                                  (4,535)               (4,604)              (4,610)
Common shares issued                                                             1,081                 3,990                    -
Common shares repurchased                                                       (3,412)               (5,736)                (755)
                                                                       ----------------     -----------------    -----------------
 Net cash used in financing activities                                          (6,116)               (8,050)              (6,365)
                                                                       ----------------     -----------------    -----------------

 Net increase (decrease) in cash                                                   (10)                  192                  254

Cash at January 1                                                                  713                   521                  267
                                                                       ----------------     -----------------    -----------------

Cash at December 31                                                           $    703              $    713             $    521
                                                                       ================     =================    =================

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As defined by the Securities and Exchange Commission in Exchange Act Rule 13a-15(e), a company’s “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

As of December 31, 2004 (the “Evaluation Date”), the Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in the Exchange Act Rules. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are sufficiently effective to ensure that material information relating to the Company and required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting is contained on page 25 of this Annual Report on Form 10-K and is hereby incorporated by reference.

The Report of Independent Registered Public Accounting Firm is contained on page 26 of this Annual Report on Form 10-K and is hereby incorporated by reference.

Design and Evaluation of Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company included a report of management’s assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2004. The Company’s independent registered public accounting firm has also audited, and reported on, management’s assessment of the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s report are included in the section, Financial Statements and Supplementary Data of this Annual Report on Form 10-K, under the headings “Management’s Annual Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

Subsequent to the Evaluation Date, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

OTHER INFORMATION

None.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors and executive officers of the registrant is incorporated by reference and contained in the Proxy material on Page 3 and following.

The Company’s Board of Directors has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions. A copy of this Code of Ethics can be found at the Company’s internet website at www.mfbank.com. The Company intends to disclose any amendments to its Code of Ethics, and any waiver from a provision of the Code of Ethics granted to the Company’s principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, on the Company’s internet website within five business days following such amendment or waiver. The information contained on or connected to the Company’s internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated by reference and contained in the Proxy material on Page 8.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership of owners and management is incorporated by reference and contained in the Proxy material on Page 3 and following.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is incorporated by reference and contained in the Proxy material on Page 13.

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

EXHIBITS, FINANCIAL STATEMENT SCHEDULES
AND REPORTS ON FORM 8-K

Financial Statements and Exhibits

The following financial statements included under the heading “Financial Statements and Supplementary Data” are included in this report:

(a)      Management's Annual Report on Internal Control Over Financial Reporting
(b)      Report of Independent Registered Public Accounting Firm  (on internal control)
(c)      Report of Independent Registered Public Accounting Firm
(d)      Consolidated Statements of Condition - December 31, 2004 and 2003
(e)      Consolidated Statements of Income - Years Ended December 31, 2004, 2003 and 2002
(f)      Consolidated Statements of Comprehensive Income - Years Ended December 31, 2004, 2003 and 2002
(g)      Consolidated Statements of Stockholders' Equity - Years Ended December 31, 2004, 2003 and 2002
(h)      Consolidated Statements of Cash Flows - Years Ended December 31, 2004, 2003 and 2002
(i)      Notes to Consolidated Financial Statements

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

3 (B)    Bylaws, as amended. Filed as Exhibit 3-b to the Company's Form S-1 (File No. 33-08751) September 15,
         1986, incorporated herein by reference.

21       Subsidiaries of the Registrant

23       Consent of Independent Registered Public Accounting Firm

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

Reports on Form 8-K

Form 8-K filed on October 22, 2004 in connection with the Company's earnings press release for the third quarter of 2004.

                                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the  Registrant has
duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST M&F CORPORATION

BY:      /s/ Hugh S. Potts, Jr.                                        BY:      /s/ John G. Copeland
         ----------------------------                                          -----------------------------------
         Hugh S. Potts, Jr.                                                     John G. Copeland
         Chairman of the Board and                                              EVP & Chief Financial Officer
         Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following  persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                                                                /s/ Hugh S. Potts, Jr.
                                                                                -------------------------------
DATE:  March 15, 2005                                                           Hugh S. Potts, Jr., Director

                                                                                /s/ Scott M. Wiggers
                                                                                -------------------------------
DATE:  March 15, 2005                                                           Scott M. Wiggers, Director

                                                                                /s/ Fred A. Bell, Jr.
                                                                                -------------------------------
DATE:  March 15, 2005                                                           Fred A. Bell, Jr., Director

                                                                                /s/ Jeffrey A. Camp
                                                                                -------------------------------
DATE:  March 15, 2005                                                           Jeffrey A. Camp, Director

                                                                                /s/ Hollis C. Cheek
                                                                                -------------------------------
DATE:  March 15, 2005                                                           Hollis C. Cheek, Director

                                                                                /s/ Jon A. Crocker
                                                                                -------------------------------
DATE:  March 15, 2005                                                           Jon A. Crocker, Director

                                                                                /s/ Charles T. England
                                                                                -------------------------------
DATE:  March 15, 2005                                                           Charles T. England, Director

                                                                                /s/ Toxey Hall, III
                                                                                -------------------------------
DATE:  March 15, 2005                                                           Toxey Hall, III, Director

                                                                                /s/ Barbara K. Hammond
                                                                                -------------------------------
DATE:  March 15, 2005                                                           Barbara K. Hammond, Director

                                                                                /s/ Charles V. Imbler, Sr.
                                                                                -------------------------------
DATE:  March 15, 2005                                                           Charles V. Imbler, Sr., Director

                                                                                /s/ J. Marlin Ivey
                                                                                -------------------------------
DATE:  March 15, 2005                                                           J. Marlin Ivey, Director

                                                                                /s/ R. Dale McBride
                                                                                -------------------------------
DATE:  March 15, 2005                                                           R. Dale McBride, Director

                                                                                /s/ Susan P. McCaffery
                                                                                -------------------------------
DATE:  March 15, 2005                                                           Susan P. McCaffery, Director

                                                                                /s/ Michael L. Nelson
                                                                                -------------------------------
DATE:  March 15, 2005                                                           Michael L. Nelson, Director

                                                                                /s/ Otho E. Pettit, Jr.
                                                                                -------------------------------
DATE:  March 15, 2005                                                           Otho E. Pettit, Jr., Director

                                                                                /s/ Charles W. Ritter, Jr.
                                                                                -------------------------------
DATE:  March 15, 2005                                                           Charles W. Ritter, Jr., Director

Signatures: (Continued)

                                                                                /s/ L. F. Sams, Jr.
                                                                                -------------------------------
DATE:  March 15, 2005                                                           L. F. Sams, Jr., Director

                                                                                /s/ Michael W. Sanders
                                                                                -------------------------------
DATE:  March 15, 2005                                                           Michael W. Sanders, Director

                                                                                /s/ W. C. Shoemaker
                                                                                -------------------------------
DATE:  March 15, 2005                                                           W. C. Shoemaker, Director

                                                                                /s/ Larry Terrell
                                                                                -------------------------------
DATE:  March 15, 2005                                                           Larry Terrell, Director

                                                                                /s/
                                                                                -------------------------------
DATE:  March 15, 2005                                                           James I. Tims, Director

                                                                                /s/ Edward G. Woodard
                                                                                -------------------------------
DATE:  March 15, 2005                                                           Edward G. Woodard, Director

                                                   EXHIBIT INDEX

3 (A)    Articles of Incorporation, as amended. Filed as Exhibit 3 to the Company's Form S-1 (File No. 33-08751)
         September 15, 1986, incorporated herein by reference.

3 (B)    Bylaws, as amended. Filed as Exhibit 3-b to the Company's Form S-1 (File No. 33-08751) September 15,
         1986, incorporated herein by reference.

21       Subsidiaries of the Registrant

23       Consent of Independent Registered Public Accounting Firm

31       Rule 13a-14(a) Certification of Hugh S. Potts, Jr., Chief Executive Officer and Rule 13a-14(a)
         Certification of John G. Copeland, Chief Financial Officer

32       Section 1350 Certification of Hugh S. Potts, Jr., Chief Executive Officer and Section 1350 Certification
         of John G. Copeland, Chief Financial Officer