Form 10-K/A
period 2004-12-31
FIRST M&F CORP/MS
filed 2005-03-28
CIK 320387

                                                    UNITED STATES
                                         SECURITIES AND EXCHANGE COMMISSION
                                               WASHINGTON, D.C. 20549

                                                      FORM 10-K/A

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

             Title of Class                                         Outstanding at January 31, 2005
             --------------                                         -------------------------------
      Common stock ($5.00 par value)                                        4,501,159 Shares

EXPLANATORY NOTE:  First M&F hereby amends its Annual Report on Form 10-K for the year ended December 31, 2004 to include the amended Auditor's Consent, attached hereto as Exhibit 23.

EXHIBIT 23

Consent of Independent Registered Public Accounting Firm

We consent to the  incorporation by reference in the Registration  Statements (No.  333-46590 and No. 333-76615) on Form S-8 and the
Registration  Statement  (No.  333-76611) on Form S-3D of First M & F Corporation  of our reports dated January 27, 2005 relating to the  consolidated  financial  statements of First M & F Corporation and  management's  assessment of the  effectiveness  of internal control over financial  reporting and the  effectiveness  of internal  control over  financial  reporting of First M & F Corporation included in this annual report (Form 10-K) for the year ended December 31, 2004.

/s/  Shearer, Taylor & Co., P.A.

Ridgeland, Mississippi
March 15, 2005

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