Form 10-Q
period 2005-03-31
FIRST M&F CORP/MS
filed 2005-05-10
CIK 320387

                              FIRST M & F CORPORATION

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20459

                                     FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                        For the quarter ended March 31, 2005

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

                              Yes   X       No
                                  -----        -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                              Yes   X       No
                                  -----        -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at April 30, 2005
            -----                             -----------------------------

Common stock ($5.00 par value)                       4,498,659 shares

                      FIRST M & F CORPORATION AND SUBSIDIARY

                                     FORM 10-Q

                                       INDEX

                                                                      Page
                                                                         ----

PART I:  FINANCIAL INFORMATION

  Item 1 - Financial Statements (unaudited):                               3
             Consolidated Statements of Condition                          4
             Consolidated Statements of Income                             5
             Consolidated Statements of Comprehensive Income               6
             Consolidated Statements of Stockholders' Equity               7
             Consolidated Statements of Cash Flows                         8
             Notes to Consolidated Financial Statements                   10
             Report of Independent Registered Public Accounting Firm      14

  Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operation                             15

  Item 3 - Quantitative and Qualitative Disclosures About
           Market Risk                                                    29

  Item 4 - Controls and Procedures                                        30

PART II:  OTHER INFORMATION

  Item 1 - Legal Proceedings                                              30

  Item 2 - Unregistered Sales of Equity and Use of Proceeds               31

  Item 3 - Defaults upon Senior Securities                                31

  Item 4 - Submission of Matters to a Vote of Security
           Holders                                                        31

  Item 5 - Other Information                                              31

  Item 6 - Exhibits                                                       31

SIGNATURES                                                         32

EXHIBIT INDEX

CERTIFICATIONS

                                           FIRST M & F CORPORATION

                                        PART I:  FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

                                            FIRST M & F CORPORATION AND SUBSIDIARY

                                             Consolidated Statements of Condition
                                                          (Unaudited)
                                               (In Thousands, Except Share Data)

                                                                      March 31                   December 31
                                                                      --------                   -----------
Assets                                                         2005               2004               2004
------                                                         ----               ----               ----
Cash and due from banks                                     $  35,134          $  28,328           $  40,376
Interest bearing bank balances                                  6,305              5,614               5,105
Federal funds sold                                              8,850             18,300               3,550
Securities available for sale, amortized cost
   of $197,819, $189,788 and $172,808                         198,354            195,925             175,654
Loans held for sale                                            14,362             12,658              12,236

Loans, net of unearned income                                 849,518            769,082             832,486
   Allowance for loan losses                                  (11,776)           (10,958)            (11,619)
                                                        --------------     --------------    ----------------
      Net loans                                               837,742            758,124             820,867
                                                        --------------     --------------    ----------------

Bank premises and equipment                                    27,475             24,718              26,497
Accrued interest receivable                                     7,498              7,191               7,126
Other real estate                                               3,428              1,157               2,816
Goodwill                                                       16,348             16,348              16,348
Other intangible assets                                           399                457                 413
Bank owned life insurance                                      13,978             13,418              13,849
Other assets                                                   17,645             14,074              17,875
                                                        --------------     --------------    ----------------
                                                          $ 1,187,518        $ 1,096,312         $ 1,142,712
                                                        ==============     ==============    ================

Liabilities and Stockholders' Equity
------------------------------------
Liabilities:
Noninterest-bearing deposits                                $ 136,131          $ 115,895           $ 137,728
Interest-bearing deposits                                     824,743            736,094             739,536
                                                        --------------     --------------    ----------------
     Total deposits                                           960,874            851,989             877,264
                                                        --------------     --------------    ----------------
Short-term borrowings                                          13,762             17,099              16,808
Other borrowings                                               91,454            106,217             128,838
Accrued interest payable                                        1,867              1,375               1,728
Other liabilities                                               6,744              7,772               5,605
                                                        --------------     --------------    ----------------
      Total liabilities                                     1,074,701            984,452           1,030,243
                                                        --------------     --------------    ----------------

Noncontrolling interest in subsidiaries                             1                152                   1
                                                        --------------     --------------    ----------------

Stockholders' equity:
Preferred stock:
   Class A; 1,000,000 shares authorized                             -                  -                   -
   Class B; 1,000,000 shares authorized                             -                  -                   -
Common stock of $5.00 par value; 15,000,000 shares
   authorized: 4,498,659, 4,562,859 and
   4,506,159 shares issued                                     22,493             22,814              22,531
Additional paid-in capital                                     29,349             31,246              29,587
Retained earnings                                              62,187             55,333              60,113
Accumulated other comprehensive income                         (1,213)             2,315                 237
                                                        --------------     --------------    ----------------
      Total stockholders' equity                              112,816            111,708             112,468
                                                        --------------     --------------    ----------------
                                                          $ 1,187,518        $ 1,096,312         $ 1,142,712
                                                        ==============     ==============    ================

The accompanying notes are an integral part of these financial statements.

                                      FIRST M & F CORPORATION AND SUBSIDIARY

                                         Consolidated Statements of Income
                                                    (Unaudited)
                                         (In Thousands, Except Share Data)

                                                                        Three Months Ended March 31
                                                                        ---------------------------
Interest income:                                                         2005                2004
                                                                         ----                ----
Interest and fees on loans                                                $13,445           $12,161
Interest on loans held for sale                                               117                93
Taxable investments                                                         1,301             1,392
Tax-exempt investments                                                        518               561
Federal funds sold                                                            118                69
Interest bearing bank balances                                                 66                29
                                                                    --------------    --------------
Total interest income                                                      15,565            14,305
                                                                    --------------    --------------

Interest expense:
Deposits                                                                    3,740             2,818
Short-term borrowings                                                         156               147
Other borrowings                                                              992             1,071
                                                                    --------------    --------------
Total interest expense                                                      4,888             4,036
                                                                    --------------    --------------

Net interest income                                                        10,677            10,269
Provision for loan losses                                                     871             2,460
                                                                    --------------    --------------
Net interest income after
provision for loan losses                                                   9,806             7,809
                                                                    --------------    --------------

Noninterest income:
Service charges on deposit accounts                                         1,705             1,821
Mortgage banking income                                                       148               171
Agency commission income                                                      931               865
Trust and brokerage income                                                    120               110
Bank owned life insurance income                                              129               149
Securities gains (losses), net                                                  -                70
Other income                                                                1,072               791
                                                                    --------------    --------------
Total noninterest income                                                    4,105             3,977
                                                                    --------------    --------------

Noninterest expenses:
Salaries and employee benefits                                              5,223             4,946
Net occupancy expenses                                                        599               572
Equipment expenses                                                            626               653
Software and processing expenses                                              291               338
Telecommunication expenses                                                    199               212
Marketing and business development expenses                                   302               307
Intangible asset amortization                                                  14                32
Other expenses                                                              1,955             1,917
                                                                    --------------    --------------
Total noninterest expenses                                                  9,209             8,977
                                                                    --------------    --------------

Income before income taxes and noncontrolling interests                     4,702             2,809
Income taxes                                                                1,505               768
Noncontrolling interest in losses of subsidiaries,
  net of taxes of $1 and $333                                                  (1)             (560)
                                                                    --------------    --------------

Net income                                                                $ 3,198           $ 2,601
                                                                    ==============    ==============

Earnings per share:
   Basic                                                                  $   .71           $   .57
   Diluted                                                                $   .71           $   .57
                                                                    ==============    ==============

The accompanying notes are an integral part of these financial statements.

                                      FIRST M & F CORPORATION AND SUBSIDIARY

                                  Consolidated Statements of Comprehensive Income
                                                    (Unaudited)
                                                  (In Thousands)

                                                                       Three Months Ended March 31
                                                                       ---------------------------
                                                                           2005          2004
                                                                           ----          ----
Net income                                                                $3,198        $2,601

Other comprehensive income:
Change in unrealized gains (losses) on securities
   available for sale, net of tax of $862 and $1                          (1,450)            3
Reclassification adjustment for (gains) losses on securities available for sale included in net income, net of
   tax of $0 and $26                                                           -           (44)
Minimum pension liability adjustment, net of tax                               -             -
                                                                       ----------    ----------

Other comprehensive income                                                (1,450)          (41)
                                                                       ----------    ----------

Total comprehensive income                                                $1,748        $2,560
                                                                       ==========    ==========

The accompanying notes are an integral part of these financial statements.

                                      FIRST M & F CORPORATION AND SUBSIDIARY

                                  Consolidated Statements of Stockholders' Equity
                                    Three Months Ended March 31, 2005 and 2004
                                                    (Unaudited)
                                         (In Thousands, Except Share Data)

                                                                                             Accumulated
                                                       Additional                               Other
                                        Common           Paid-in           Retained         Comprehensive
                                        Stock            Capital           Earnings             Income              Total
                                     -------------    --------------     -------------     -----------------    ---------------
January 1, 2004                           $22,825           $31,624           $53,873                $2,356          $ 110,678
Net income                                      -                 -             2,601                     -              2,601
Cash dividends ($.25 per share)                 -                 -            (1,141)                    -             (1,141)
34,321 common shares issued
  in exercise of stock options                172               741                 -                     -                913
36,500 common shares
  repurchased                                (183)           (1,119)                -                     -             (1,302)
Net change                                      -                 -                 -                   (41)               (41)
                                     -------------    --------------     -------------     -----------------    ---------------

March 31, 2004                            $22,814           $31,246           $55,333                $2,315          $ 111,708
                                     =============    ==============     =============     =================    ===============

January 1, 2005                           $22,531           $29,587           $60,113                 $ 237          $ 112,468
Net income                                      -                 -             3,198                     -              3,198
Cash dividends ($.25 per share)                 -                 -            (1,124)                    -             (1,124)
2,500 common shares issued
  in exercise of stock options                 12                54                 -                     -                 66
10,000 common shares
  repurchased                                 (50)             (292)                -                     -               (342)
Net change                                      -                 -                 -                (1,450)            (1,450)
                                     -------------    --------------     -------------     -----------------    ---------------

March 31, 2005                            $22,493           $29,349           $62,187              $ (1,213)         $ 112,816
                                     =============    ==============     =============     =================    ===============

The accompanying notes are an integral part of these financial statements.

                                      FIRST M & F CORPORATION AND SUBSIDIARY

                                       Consolidated Statements of Cash Flows
                                                    (Unaudited)
                                                  (In Thousands)

                                                                                Three Months Ended March 31
                                                                                ---------------------------
                                                                                    2005             2004
                                                                                    ----             ----
Cash flows from operating activities:
Net income                                                                          $3,198         $2,601
Adjustments to reconcile net income
  to net cash provided by operating activities:
  Depreciation and amortization                                                        480            483
  Provision for loan losses                                                            871          2,460
  Net investment amortization                                                          182            192
  Capitalized dividends on FHLB stock                                                  (46)           (35)
  Net change in unearned fees/deferred costs on loans                                  (18)          (114)
  Net accretion of discount on time deposits                                             7              -
  Gain on securities available for sale                                                  -            (70)
  Gain on loans held for sale                                                          (24)           (31)
  Other asset sale (gains)/losses                                                       59            (57)
  Earnings (loss) of noncontrolling interest                                            (2)          (893)
  Deferred income taxes                                                                 13             64
  (Increase) decrease in:
    Accrued interest receivable                                                       (372)            139
    Cash surrender value of bank owned life insurance                                 (129)           (149)
    Loans held for sale                                                             (2,102)           (493)
    Other assets                                                                       833              58
  Increase (decrease) in:
    Accrued interest payable                                                           139              (4)
    Other liabilities                                                                  598             365
                                                                                -----------    -----------

   Net cash provided by operating activities                                         3,687           4,516
                                                                                -----------    -----------

Cash flows from investing activities:
Purchases of securities available for sale                                         (43,201)        (23,881)
Sales of securities available for sale                                               3,838           9,390
Maturities of securities available for sale                                         14,170           5,991
Redemptions of FHLB stock                                                              868               -
Net (increase) decrease in:
  Interest bearing bank balances                                                    (1,200)         (3,060)
  Federal funds sold                                                                (5,300)        (17,350)
  Loans                                                                            (19,277)         (2,759)
  Bank premises and equipment                                                       (1,418)           (939)
Proceeds from sales of other real estate and other repossessed assets                  823             314
                                                                                -----------    -----------

   Net cash used in investing activities                                           (50,697)        (32,294)
                                                                                -----------    -----------

                                                                                                                (Continued)

                                      FIRST M & F CORPORATION AND SUBSIDIARY

                                       Consolidated Statements of Cash Flows
                                                    (Unaudited)
                                                  (In Thousands)

                                                                              Three Months Ended March 31
                                                                              ---------------------------
                                                                                2005                2004
                                                                                ----                ----
Cash flows from financing activities:
Net increase in deposits                                                         $83,603            $31,763
Net increase (decrease) in short-term borrowings                                  (3,046)             1,894
Proceeds from other borrowings                                                         -             13,400
Repayments of other borrowings                                                   (37,384)           (29,270)
Earnings distributions to noncontrolling interests                                    (5)                 -
Cash dividends                                                                    (1,124)            (1,141)
Common shares issued                                                                  66                913
Common shares repurchased                                                           (342)            (1,302)
                                                                          ---------------    ---------------

   Net cash provided by financing activities                                      41,768             16,257
                                                                          ---------------    ---------------

   Net decrease in cash and due from banks                                        (5,242)           (11,521)

Cash and due from banks at January 1                                              40,376             39,849
                                                                          ---------------    ---------------

Cash and due from banks at March 31                                              $35,134            $28,328
                                                                          ===============    ===============

Total interest paid                                                               $4,749             $4,040
Total income taxes paid                                                                -                246
Income tax refunds received                                                           17                  -

Transfers of loans to foreclosed property                                          1,447                570
                                                                          ===============    ===============

The accompanying notes are an integral part of these financial statements.

                                      FIRST M & F CORPORATION AND SUBSIDIARY

                                    Notes to Consolidated Financial Statements
                                         (In Thousands, Except Share Data)
Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements of First M & F Corporation include the financial statements of Merchants and Farmers Bank, wholly owned subsidiary, and the Bank’s wholly owned subsidiaries, First M & F Insurance Company, Inc., M & F Financial Services, Inc., M & F Bank Securities Corporation, M & F Insurance Agency, Inc., M & F Insurance Group, Inc., and M & F Business Credit, Inc. The consolidated financial statements also include the Bank’s 51% ownership in Merchants Financial Services, LLC, an accounts receivable financing business, and the Bank’s 55% ownership in MS Statewide Title, LLC, a title insurance agency. Certain reclassifications have been made to the 2004 financial statements to be consistent with the 2005 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on form 10-K for the year ended December 31, 2004.

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

                                                                       Three Months Ended March 31
                                                                       ---------------------------
                                                                        2005                2004
                                                                        ----                ----
Net income, as reported                                                   $3,198            $2,601
Less: Total stock-based employee compensation
expense determined under fair value method
for all awards, net of related tax effects                                     2                21
                                                                    -------------    --------------

Pro forma net income                                                      $3,196            $2,580
                                                                    =============    ==============

Earnings per share:
   Basic - as reported                                                      $.71              $.57
   Basic - pro forma                                                         .71               .57

   Diluted - as reported                                                     .71               .57
   Diluted - pro forma                                                       .71               .57
                                                                    =============    ==============

                                      FIRST M & F CORPORATION AND SUBSIDIARY

                                    Notes to Consolidated Financial Statements
                                         (In Thousands, Except Share Data)

Note 2  (Continued)

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option pricing model.

The following table is a summary of outstanding options and weighted average exercises.

                                                           Three Months Ended March 31
                                                     2005                                  2004
                                                     ----                                  ----
                                           Number                Price            Number             Price
                                           ------                -----            ------             -----
January 1                                   126,185              $30.16           174,406             $29.55
Exercised                                    (2,500)              26.60           (34,321)             26.60
Expired                                      (3,000)              30.46                 -                  -
Granted                                           -                   -                 -                  -
                                     ---------------    ----------------    --------------    ---------------

March 31                                    120,685              $30.22           140,085             $30.28
                                     ===============    ================    ==============    ===============

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. SFAS 123R requires the
Company to determine the appropriate fair value model to use for valuing share-based payments, the amortization method for compensation cost and the transition method to use at adoption. In March 2005, the SEC issued Staff Accounting Bulletin No.
107 (SAB 107) which summarized the view of the SEC staff on the interaction of SFAS 123R and current SEC rules and regulations. SAB 107 also addressed the SEC staff's views regarding valuation techniques and assumptions used in determining the fair value of share-based compensation. In April 2005, the SEC issued a press release announcing the amendment of compliance dates related to SFAS 123R which would effectively move the Company's adoption date of the new standard to January
1, 2006. The Company does not expect the adoption of SFAS 123R to have a material impact on its financial condition or results of operations.

Note 3: Allowance for Loan Losses

The following table is a summary of the activity in the Allowance for Loan Losses for the first three months of 2005 and 2004.

                                                          Three Months Ended March 31
                                                          ---------------------------
                                                              2005              2004
                                                              ----              ----
Balance at January 1                                          $11,619         $10,891

Loans charged off                                                (855)         (2,508)
Recoveries                                                        141             115
                                                        --------------  --------------
Net charge-offs                                                  (714)         (2,393)
                                                        --------------  --------------

Provision for loan losses                                         871           2,460
                                                        --------------  --------------

Balance at March 31                                           $11,776         $10,958
                                                        ==============  ==============

                                      FIRST M & F CORPORATION AND SUBSIDIARY

                                    Notes to Consolidated Financial Statements
                                         (In Thousands, Except Share Data)

Note 4:  Earnings Per Share

                                                                              Three Months Ended March 31
                                                                              ---------------------------
                                                                              2005                2004
                                                                              ----                ----
Net income                                                                       $3,198                $2,601
                                                                       =================     =================

Weighted average shares outstanding                                           4,499,048             4,565,225
Add dilutive effect of outstanding options                                       14,024                19,722
                                                                       -----------------     -----------------

   Adjusted dilutive shares outstanding                                       4,513,072             4,584,947
                                                                       =================     =================

Earnings per share:
Basic                                                                              $.71                  $.57
Diluted                                                                             .71                   .57
                                                                       =================     =================

Stock options not included in adjusted
shares due to anti-dilutive effect                                                  334                   201

Note 5:  Goodwill and Other Intangible Assets

Following is a summary of intangible assets, net of accumulated amortization, included in the Consolidated Statements of
Condition:

                                                                                                   Customer
                                                                                   Core             Renewal          Noncompete
                                                               Goodwill          Deposits            Lists           Agreements
                                                               --------          --------            -----           ----------
Balance at December 31, 2003                                    $16,348           $    21          $    289            $   179
Amortization expense                                                  -               (18)               (7)                (7)
                                                          --------------    --------------    --------------    ---------------

Balance at March 31, 2004                                       $16,348           $     3          $    282            $   172
                                                          ==============    ==============    ==============    ===============

Balance at December 31, 2004                                    $16,348           $     -          $    262            $   151
Amortization expense                                                  -                                 (7)                (7)
                                                          --------------    --------------    --------------    ---------------

Balance at March 31, 2005                                       $16,348           $     -          $    255            $   144
                                                          ==============    ==============    ==============    ===============

Amortization expense related to intangible assets is expected to be $41 thousand for the remainder of 2005. Amortization expense is expected to be $55 thousand per year for the years 2006 through 2009 and $41 thousand for the year 2010.

                                      FIRST M & F CORPORATION AND SUBSIDIARY

                                    Notes to Consolidated Financial Statements
                                         (In Thousands, Except Share Data)
Note 6: Employee Benefit Plans

As discussed in Note 10 to the December 31, 2004 financial statements, the Bank has a defined benefit pension plan covering substantially all full time employees of the Bank and its subsidiaries. The following is a summary of the components of net periodic benefit costs for the three months ended March 31, 2005 and 2004:

                                                              Three Months Ended March 31
                                                              ---------------------------
                                                                 2005               2004
                                                                 ----               ----
Service cost                                                   $      -          $      -
Interest cost                                                       116               117
Expected return on plan assets                                     (126)             (124)
Amortization of transition asset                                     (2)               (2)
Amortization of prior service costs                                  (9)               (9)
Recognized actuarial (gain) loss                                     55                54
                                                            ------------      ------------

Net pension cost                                               $     34          $     36
                                                            ============      ============

The Company plans to make $500 thousand in contributions to the pension plan during the remainder of 2005.

Other liabilities on the Consolidated Statements of Condition include an accrued benefit liability of $2.935 million at March 31, 2005 and December 31, 2004 and for $2.918 million at March 31, 2004 related to the unfunded minimum liability of the Company’s defined benefit pension plan.

The Company made a $75 thousand contribution to the ESOP and $74 thousand in matching contributions to the 401k plan during the first quarter of 2005.

Note 7: Other Borrowings

The following is a summary of other borrowings at March 31, 2005 and 2004:

                                                                                 2005            2004
                                                                                 ----            ----
Company's line of credit in the amount of $15,000,000, renewable annually; secured by approximately 29% of the Bank's common
stock; interest payable annually at .75% below the lender's base rate             $2,641        $6,291

Bank's advances from Federal Home Loan Bank of Dallas, net of
unamortized purchase accounting adjustments of $0 and $161                        88,813        99,926
                                                                             ------------   -----------

                                                                                 $91,454      $106,217
                                                                             ============   ===========

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

Report of Independent Registered Public Accounting Firm

The Board of Directors
First M & F Corporation
Kosciusko, Mississippi

We have reviewed the accompanying consolidated statements of condition of First M & F Corporation and subsidiary as of March 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the three-month periods ended March 31, 2005 and 2004. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of condition of First M & F Corporation and subsidiary as of December 31, 2004, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the year then ended (not presented herein) and in our report dated January 27, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of condition as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.

/s/ Shearer, Taylor & Co., P.A.

Ridgeland, Mississippi
April 26, 2005

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

Forward Looking Statements

Certain of the information included in this discussion contains forward looking financial data and information that is based upon management’s belief as well as certain assumptions made by, and information currently available to management. Specifically, this discussion includes statements with respect to the adequacy of the allowance for loan losses, the effect of legal proceedings on the Company’s financial condition, results of operations and liquidity, and market risk disclosures. Should one or more of these risks materialize or the assumptions prove to be significantly different, actual results may vary from those estimated, anticipated, projected or expected. For instance, if the economy deteriorated and real estate values became depressed, the approximately 77% of the Company’s loan portfolio that is secured by real estate could come under stress, thus possibly requiring additional loan loss accruals. The Company may not be able to dispose of its foreclosed real estate at prices above the properties’ carrying values, thus causing additional losses. Unfavorable judgments in excess of accrued liabilities related to ongoing litigation may result in additional expenses. Unanticipated catastrophic loss claims could occur that would reduce or eliminate the profit sharing revenues of the insurance agencies. Such claims may also affect the availability of insurance products for certain classes of customers, thereby reducing commission revenues available to the agencies. A severe slowing of the economy may affect the ability of the Company’s customers to make timely loan payments, or may cause customers to use up deposit balances, thereby causing a potential strain on the Company’s liquidity. A much steeper than anticipated increase in interest rates could cause the Company’s net interest margins to decrease, thereby decreasing net interest revenues. Mortgage originations, and therefore mortgage revenues, would be hurt by steeply rising interest rates. A poor stock market could reduce brokerage transactions, therefore reducing investment brokerage revenues. An unanticipated increase in inflation could cause the Company’s operating costs related to salaries, technology, supplies and property taxes to increase. Unforeseen new competition from outside the traditional financial services industry could constrain the Company’s ability to price its products profitably. Investments in the portfolio of the Company’s pension plan may not provide adequate returns to fund the accumulated and projected plan obligations, thus causing higher annual plan expenses and requiring additional contributions by the Company. These examples are not intended to be exhaustive, and describe events, circumstances and contingencies that may never materialize. Nevertheless, the reader is cautioned that such types of occurrences, usually outside of the control of the Company, may cause financial results to be different than the reader or the Company’s management had originally estimated.

Financial Summary

Net income for the first quarter of 2005 was $3.198 million, or $.71 basic and diluted earnings per share as compared to $2.601 million, or $.57 basic and diluted earnings per share for the same period in 2004 and $2.640 million, or $.58 basic and diluted earnings per share for the fourth quarter of 2004. Major factors contributing to the increased earnings were (1) strong loan growth that occurred throughout 2004 and into 2005 combined with excellent first quarter deposit growth in 2005, (2) improved asset quality that resulted in loan loss accruals below those required in the fourth and first quarters of 2004, (3) solid noninterest revenue growth over the fourth quarter of 2004 and (4) sound expense control, resulting in a decrease in noninterest expense from the fourth quarter of 2004. Net interest margins were down from the fourth quarter of 2004 and the first quarter of 2004 as market rates steadily increased throughout 2004. The Company’s stock buy-back program during 2004 was another positive contributor to the increased earnings per share over the fourth and first quarters of 2004.

FIRST M & F CORPORATION

Highlights for the first three months of 2004 and 2005 are as follows:

     o   Return on assets for the first quarter of 2005 was 1.09% while the return on equity was 11.20%, both solid improvements over the 2004 first quarter results
     o   Loan growth in DeSoto County continued to be strong in the first quarters of 2004 and 2005
     o   Opened a fourth branch in Rankin County at Flowood in February, 2004
     o   Opened a loan production office in Memphis during December, 2004 and saw encouraging initial growth in the first quarter of 2005
     o   Currently building an additional branch location in Southaven
     o   Plan to add a new location which will house a branch facility and several fee-generating services in Madison within the next 12 months
     o   Began a deposit growth campaign in February of 2005 that was on track at the end of the first quarter in moving toward the June goal
     o   Continued the expansion of the insurance agency network by placing a full-service agent in the Olive Branch location in February of 2005
     o   Nonperforming loans were .35% of total loans at March 31, 2005, with annualized net charge-offs as a percentage of average loans at .34% for the first quarter of 2005, all improved over the 2004 first and fourth quarter statistics

                                                    FIRST M & F CORPORATION

The following table shows the quarterly net loan, non-interest bearing deposit, and interest bearing deposit growth for the last five quarters.

(Net change, in thousands)
                                                       Non-Interest                         Interest
       Quarter               Loans                   Bearing Deposits                   Bearing Deposits
----------------------- -----------------         -----------------------            ------------------------
1st Qtr 2004                 $       (74)                  $      (7,296)                     $      39,059
2nd Qtr 2004                      11,245                          11,260                            (12,834)
3rd Qtr 2004                      46,532                           2,457                             (4,489)
4th Qtr 2004                       5,627                           8,116                             20,764
1st Qtr 2005                      17,032                          (1,597)                            85,207

The following table shows the quarterly net interest income, loan loss accruals, non-interest income and non-interest expense amounts for the last five quarters.

(Net amount, in thousands)

                             Net Interest           Loan Loss          Non-Interest           Non-Interest
        Quarter                 Income              Accruals              Income                Expense
------------------------- -------------------     --------------      ----------------      -----------------
1st Qtr 2004                   $      10,269         $    2,460          $      3,977            $     8,977
2nd Qtr 2004                          10,007                999                 3,693                  8,890
3rd Qtr 2004                          10,304                620                 3,845                  9,485
4th Qtr 2004                          10,661              1,273                 3,652                  9,643
1st Qtr 2005                          10,677                871                 4,105                  9,209

The following table shows the components of diluted earnings per share for the last five quarters:

                             1st Qtr 2005       4th Qtr 2004      3rd Qtr 2004       2nd Qtr 2004     1st Qtr, 2004
                             --------------    ---------------    --------------    ---------------   ---------------
Net interest income                 $ 2.37             $ 2.35            $ 2.27             $ 2.19            $ 2.24
Loan loss expense                      .19                .28               .14                .22               .54
Noninterest income                     .91                .80               .85                .81               .87
Noninterest expense                   2.05               2.12              2.09               1.95              1.96
                             --------------    ---------------    --------------    ---------------   ---------------
Net income before taxes               1.04                .75               .89                .83               .61
Income taxes                           .33                .21               .27                .25               .16
Noncontrolling interest                  -               (.04)              .01               (.02)             (.12)
                             --------------    ---------------    --------------    ---------------   ---------------
Net income                           $ .71              $ .58             $ .61              $ .60             $ .57

Noncontrolling interest is an expense representing the earnings (losses) due to (from) minority owners in subsidiaries in which the Company has a greater than 50% ownership. Therefore, negative amounts increase the Company’s earnings.

                                                    FIRST M & F CORPORATION

The following table shows performance ratios for the last five quarters:

                                          1st Qtr 2005       4th Qtr 2004       3rd Qtr 2004      2nd Qtr 2004        1st Qtr 2004
                                         ---------------    ---------------    --------------    ---------------     ---------------

Net interest margin                              4.13%              4.25%             4.24%              4.19%               4.24%
Efficiency ratio                                60.94              65.80             65.41              63.25               61.47
Return on assets                                 1.09                .93              1.00               1.01                 .94
Return on equity                                11.20               9.34              9.98               9.87                9.29
Noninterest income to avg. assets                1.40               1.28              1.39               1.35                1.44
Noninterest income
  to revenues (1)                               27.17              24.92             26.51              26.27               27.23
Noninterest expense to avg assets                3.14               3.39              3.43               3.26                3.25
Salaries and benefits to total
   noninterest expense                          56.72              56.22             56.52              55.80               55.10
Contribution margin (2)                         65.43              63.01             63.04              64.70               66.13
Nonperforming loans to loans                      .35                .47               .75                .66                1.11
Annualized net charge offs as a
   percent of average loans                       .34                .94               .05                .09                1.25
     (1) Revenues equal tax-equivalent net interest income before loan loss expense, plus noninterest income.
     (2) Contribution margin equals revenues minus salaries & benefits, divided by revenues.

The following table shows revenue related performance statistics for the last five quarters:

(Amounts in thousands)
                                        1st Qtr 2005       4th Qtr 2004       3rd Qtr 2004       2nd Qtr 2004       1st Qtr 2004
                                        ---------------    ---------------    ---------------    ---------------    ----------------
Mortgage originations                      $  12,916          $  21,942          $  12,916          $  21,942           $  14,987
Commissions from annuity sales                   124                130                124                130                  63
Trust revenues                                    55                 66                 55                 66                  69
Retail investment revenues                        32                 59                 32                 59                  41
Revenues per FTE employee                         32                 31                 32                 31                  33
Agency commissions per agency
   FTE employee (1)                               18                 19                 21                 18                  18
     (1) Agency commissions are property, casualty, life and health commissions produced by the insurance agency personnel.

The following table shows additional statistics for the Company at the end of the last five quarters:

                                        1st Qtr 2005       4th Qtr 2004       3rd Qtr 2004       2nd Qtr 2004       1st Qtr 2004
                                        ---------------    ---------------    ---------------    ---------------    ----------------
Full-time equivalent employees                   466                459                461                460                 445
Number of noninterest-bearing
   deposit accounts                           31,745             30,792             30,687             30,410              30,014

FIRST M & F CORPORATION

Net Interest Income

Net interest income before loan loss expenses for the first quarter of 2005 was $10.677 million as compared to $10.269 million for the same period in 2004. Earning asset yields increased by 12 basis points from the first quarter of 2004. Liability costs increased by 27 basis points over the first quarter of 2004. This caused the spread between earning asset yields and liability costs to decrease by 15 basis points from the first quarter of 2004. However, the net interest margin dropped by only 11 basis points for the same periods. This smaller decrease was the result of loan growth and noninterest-bearing deposit growth. Average loans as a percent of average earning assets increased to 79.16% in the first quarter of 2005 from 76.43% in the first quarter of 2004. Average costing liabilities as a percent of average assets decreased from 78.71% in the first quarter of 2004 to 78.12% in the first quarter of 2005. An influencing factor in this trend was a 19.98% increase in average noninterest-bearing deposits from the first quarter of 2004 to the first quarter of 2005.

The Company produced excellent loan growth year-over-year, especially in the Lafayette, Rankin and Desoto County markets as well as in the Memphis asset-based lending subsidiary. Although loan yields improved by only 3 basis points from the first quarter of 2004 to the first quarter of 2005 the increased loan volumes and short-term funds have helped to support interest income growth and earning asset yields, which increased by 12 basis points during the same period. Over the past twelve months the Company has used borrowings for match-funding certain loans and brokered deposits to provide needed liquidity. Deposit costs increased throughout 2004 and into 2005 due to the general interest rate environment. The Company also became more aggressive with deposit pricing during 2004 as market forces created higher demand for deposit funding among competitor banks. This adjustment to pricing strategy resulted in interest-bearing deposits becoming much more sensitive to changes in market rates than in prior years. Loan yields reacted similarly, but at a more measured pace due to the characteristics of the floating-rate portion of the portfolio. During the early months of 2004, the prime rate had to increase several times before many of the floating-rate loans moved above their floor rates. Until that time, they were essentially fixed-rate loans. Although the market for loans has become more competitive, the Company has maintained a pricing discipline emphasizing profitable pricing over aggressive, discount pricing. Approximately 20% of the loan portfolio has floating rates that reprice at least as often as quarterly. Going forward the Company will continue to emphasize noninterest-bearing deposit growth and loan growth in an effort to support net interest margins. The Company also will continue to use borrowings and certificate of deposit special promotions when needed to maintain targeted liquidity levels.

                                                    FIRST M & F CORPORATION

The following table shows the components of the net interest margin for the quarter-to-date periods ending on March 31 of
2005 and 2004:

                                                                                    Yields/Costs
                                                                                    ------------
                                                                                   Quarter-to-Date
                                                                                   ---------------
                                                                          March 31, 2005        March 31, 2004
                                                                          --------------        --------------
Short term funds                                                                  2.49%                  .94%
Taxable investments                                                               4.08                  4.34
Tax-exempt investments                                                            6.47                  6.64
Loans held for sale                                                               3.53                  3.03
Loans held for investment                                                         6.39                  6.36
                                                                    -------------------    ------------------
   Earning asset yield                                                            5.97                  5.85

NOW & MMDA                                                                        1.11                   .66
Savings                                                                           1.56                  1.28
Certificates of deposit                                                           2.59                  2.33
Short-term borrowings                                                             3.87                  3.26
Other borrowings                                                                  3.74                  3.69
                                                                    -------------------    ------------------
   Cost of interest-bearing liabilities                                           2.13                  1.86
                                                                    -------------------    ------------------

Net interest spread                                                               3.84                  3.99
Effect of non-interest bearing deposits                                            .28                   .22
Effect of leverage                                                                 .01                   .03
                                                                    -------------------    ------------------
   Net interest margin, tax-equivalent                                            4.13                  4.24
   Less: Tax equivalent adjustments:
 Investments                                                                       .11                   .13
 Loans                                                                             .01                   .01
                                                                    -------------------    ------------------
   Reported book net interest margin                                              4.01%                 4.10%

The following table shows average balance sheets for the quarter-to-date periods ending on March 31 of 2005 and 2004:

(Amounts in thousands)
                                                                                   Quarter-to-Date
                                                                                   ---------------
                                                                         March 31, 2005        March 31, 2004
                                                                         --------------        --------------
Short term funds                                                               $ 29,487               $41,638
Taxable investments                                                             128,116               128,433
Tax-exempt investments                                                           51,062                53,973
Loans held for sale                                                              13,272                12,338
Loans held for investment                                                       842,999               766,377
                                                                     -------------------    ------------------
   Earning assets                                                             1,064,936             1,002,759
Other assets                                                                    109,099               101,872
                                                                     -------------------    ------------------
   Total assets                                                             $ 1,174,035           $ 1,104,631

NOW & MMDA deposits                                                             320,961               295,986
Savings deposits                                                                 86,344                87,687
Certificates of deposit                                                         387,500               351,722
Short-term borrowings                                                            16,092                18,005
Other borrowings                                                                106,252               116,096
                                                                     -------------------    ------------------
   Interest-bearing liabilities                                                 917,149               869,496
                                                                     -------------------    ------------------
Noninterest-bearing deposits                                                    136,200               113,517
Other liabilities                                                                 6,439                 9,668
Stockholders' equity                                                            114,247               111,950
                                                                     -------------------    ------------------
   Liabilities and stockholders' equity                                     $ 1,174,035           $ 1,104,631

Loans to earning assets                                                          79.16%                76.43%
Loans to assets                                                                  71.80%                69.38%
Earning assets to assets                                                         90.71%                90.78%
Noninterest-bearing deposits to assets                                           11.60%                10.28%
Equity to assets                                                                  9.73%                10.13%

                                                    FIRST M & F CORPORATION

The following table shows prime rate changes during 2004 and 2005:

                                                    Changed       Changed
                                                      from:          to:
                                                      ----           --
June 30, 2004                                        4.00%         4.25%
August 10, 2004                                      4.25%         4.50%
September 21, 2004                                   4.50%         4.75%
November 10, 2004                                    4.75%         5.00%
December 14, 2004                                    5.00%         5.25%
February 2, 2005                                     5.25%         5.50%
March 22, 2005                                       5.50%         5.75%

Management believes that the Federal Reserve will continue to raise short-term interest rates for the foreseeable future. However, management believes that market rates will increase steadily rather than sharply, which should provide opportunities for rebalancing asset and liability mix and durations as needed to allow for the reasonable management of future net interest margins.

Provision for Loan Losses

The provision for loan losses for the first quarter of 2005 was $871 thousand as compared to $2.460 million for the first quarter of 2004. The provision in 2004 included $1.5 million of additional accruals related to a $2.0 million loan loss incurred in a 51% owned accounts receivable factoring company. The factoring company experienced a significant deterioration in one account, resulting in a charge-off of $2.0 million with a remaining balance of $1.5 million being placed on nonaccrual status. In the fourth quarter of 2004, after applying the proceeds from the liquidation of collateral, the remaining balance of approximately $950 thousand was charged off. The allowance for loan losses as a percentage of loans was 1.39% at March 31, 2005, 1.40% at December 31, 2004, and 1.42% at March 31, 2004. Net charge-offs were $714 thousand for the first quarter of 2005 as compared to $2.393 million for the first quarter of 2004.

Nonperforming loans as a percentage of loans declined to .35% at March 31, 2005 from 1.11% at March 31, 2004. Management believes that the positive trend in loan quality is sustainable, given a stable economy. Management stratifies and reviews certain sectors of the portfolio to detect if there are weaknesses related to economic, environmental or other customer-specific factors. The Company’s loan review personnel also monitor portfolios by geographic sector to address local credit issues expeditiously.

FIRST M & F CORPORATION

Non Interest Income

Noninterest income, excluding securities transactions, for the first quarter of 2005 was $4.105 million as compared to $3.907 million for the same period in 2004. Deposit revenues continued to decrease as they fell from $1.815 million in the fourth quarter of 2004 to $1.705 million in the first quarter of 2005. Lack of overdraft fee transaction volumes as well as continued growth in the free checking product contributed to this trend. However, debit card transaction volumes continued to increase, providing a 58.81% improvement in revenues over the first quarter of 2004. Mortgage banking income decreased to $148 thousand for the first quarter of 2005 from $166 thousand for the fourth quarter of 2004 and $171 thousand for the first quarter of 2004. The interest rate environment had a significant dampening effect on mortgage revenues. Agency commission income increased by $66 thousand over the first quarter of 2004 with annuity commissions providing $35 thousand, title insurance commissions providing $17 thousand and the insurance agency subsidiaries providing $14 thousand of the growth. The Company continued its strategy of placing agents in branch locations by adding an insurance agent to the Desoto County banking operation in February of 2005. Other income was up in 2005 primarily due to contingency income received by the property and casualty insurance business. Contingency revenues, based upon new business and claims experience, were $454 thousand in 2005 as compared to $275 thousand for the first three months of 2004. Other income also increased due to the receipt of $110 thousand as a member of the PULSE network upon its acquisition by the Discover Financial Services network.

Securities gains of approximately $70 thousand were incurred in the first quarter of 2004 to restructure part of the investment portfolio. Approximately $6.7 million of mortgage-backed securities were sold and replaced with corporate securities. This was done to match the investments more closely with their funding sources.

The Company has a strategy to increase noninterest revenues as a proportion of total revenues over time. Management plans to do this by continuing to (1) emphasize fee-based services to deposit customers, (2) grow the trust and retail brokerage businesses and (3) emphasize corporate treasury and cash management services to play a vital part in the success of our commercial customers. Increased noninterest revenues would contribute to a more stable revenue base, mitigating the income statement effects of changing interest rates.

Non Interest Expense

Noninterest expenses were up by 2.58% in the first quarter of 2005 as compared to the same period in 2004. Salary and benefit expenses produced the largest increases with a 5.60% increase over the first quarter of 2004. However, salaries and benefits decreased by 3.65% from the fourth quarter of 2004. The number of full-time equivalent employees increased to 466 at March 31, 2005 as compared to 459 at December 31, 2004 and 445 at March 31, 2004. Much of the increase occurred during the second and third quarters of 2004, primarily in the retail branch and insurance agency staffs as the Bank expanded its presence in Rankin and DeSoto counties, continued to build the asset-based lending operation in Memphis and expanded retail brokerage and insurance agency services.

The business expansion efforts during 2004 also produced an increase in related occupancy expenses. This resulted in a 4.72% increase in occupancy expense in the first quarter of 2005 over the first quarter of 2004.

Income Taxes

Income tax expense for the first quarter of 2005 was almost double the expense for the first quarter of 2004 as pre-tax earnings increased by 67.39% for the same period. The effective tax rates for the first quarter periods in 2005 and 2004 were 32.01% and 27.34% respectively. Effective tax rates increased over the course of 2004 with the effective rate for the year averaging 28.98%. The increasing trend is due (1) to the higher percentage of taxable revenues to total revenues over time as the Company continues to build the loan portfolio as a percentage of total earning assets and (2) the losses of MFS included in net income before taxes which resulted in tax benefits for the Company in 2004.

FIRST M & F CORPORATION

Noncontrolling Interests in Subsidiaries

The $560 thousand negative balance in noncontrolling subsidiary losses in 2004 is the amount of losses, net of tax benefits of $333 thousand, primarily the result of a $2.0 million loan loss, attributable to the other minority owner in the Merchants Financial Services (MFS) factoring business. The business was substantially curtailed by the end of 2004, with all performing receivables being sold to the owners of MFS.

Assets and Liabilities

Assets were up by 3.92% in the first three months of 2005 as compared to 1.67% in the first three months of 2004. Total assets were up by 8.32% from March 31, 2004. Investments increased by 12.92% in the first three months of 2005 and increased by 4.45% during the first three months of 2004. The Company purchased $21.827 million in government agency securities and $17.464 million in mortgage-backed securities during the first quarter of 2005. The purchases replaced $13.000 million in proceeds from agency security maturities and $3.474 million in mortgage-backed security principle payments received. The remaining purchases were made from excess liquidity that resulted from the first quarter deposit growth. The Company increased investments during the first quarter of 2004 in corporate securities by $5.309 million, while increasing agency securities and mortgage-backed securities by approximately $2.000 million each. Loans grew by 2.05% during the first quarter of 2005, but were up by 10.46% from March 31, 2004. The low loan growth in 2005, coupled with high deposit growth, provided excess liquidity that management deployed into liquid government agency securities and mortgage-backed securities. The Company used the liquidity provided by investment maturities during 2004 to fund loan growth in the second and third quarters. Management anticipates healthy loan demand in the second and third quarters of 2005 and expects to be able to fund the growth through some of the investment cash flows if needed, but primarily through deposits and match-funded borrowings. Loan growth in 2005 has occurred primarily in real estate commercial credits. Management expects that commercial real estate loans as well as other commercial business loans will provide most of the loan growth in the near future. Metropolitan areas such as Madison, Rankin, and DeSoto counties as well as Memphis, Tennessee provide the majority of the Company’s lending activity and should continue to do so through 2005. Loan growth during the third quarter of 2004 required liquidity from the investment portfolio as well as from borrowings. Loans as a percent of total assets were 71.54% at March 31, 2005 as compared to 72.85% at December 31, 2004 and 70.15% at March 31, 2004. Management believes that one of the keys to the Company’s future success will be to continue to expand into markets that are vital economically and can provide high loan demand.

                                                    FIRST M & F CORPORATION

The following table shows loans held for investment by type as of March 31, 2005, December 31, 2004, and March 31, 2004.

                                          March 31, 2005                     December 31, 2004                 March 31, 2004
                                      ------------------------             -----------------------          ----------------------
Commercial real estate                              $ 431,285                           $ 416,177                       $ 370,893
Residential real estate                               240,797                             237,746                         231,565
Other commercial                                      129,827                             127,611                         112,271
Consumer                                               43,869                              46,677                          50,559
Other loans                                             3,740                               4,275                           3,794
                                      ------------------------             -----------------------          ----------------------
   Total                                            $ 849,518                           $ 832,486                       $ 769,082
                                      ------------------------             -----------------------          ----------------------

Mortgages held for sale                             $   2,247                           $     923                       $   2,653
Student loans held for sale                            12,115                              11,313                          10,005

Deposits increased by 9.53% during the first three months of 2005 as compared to increasing by 3.87% during the first three months of 2004. Deposits grew by $83.610 million in the first quarter of 2005 with public funds deposits contributing $64.585 million of that increase. Much of the public funds growth in the first quarter of 2005 occurred in NOW and MMDA balances with one large relationship providing over half of that growth. Retail and commercial deposits increased by $10.146 million in NOW, MMDA and savings balances while increasing by $9.562 million in certificates of deposit. The large growth in public funds deposits is a natural trend that occurs during the early months of the year as tax receipts are collected. The funds generally move out during the summer months as spending occurs. However, the one large new public fund relationship, which provided NOW deposit growth, was procured under a two-year contract and should not be as volatile as traditional public deposits. Management’s strategic initiative is to build the core customer deposit base and rely less on borrowed funds as a primary source of liquidity. However, when borrowed funds are less costly than time deposits, the Company will still look to those sources to help maintain the spread between the yield on earning assets and the cost of funds.

The following table shows the deposit mix as of March 31, 2005, December 31, 2004, and March 31, 2004.

                                           March 31, 2005                    December 31, 2004                 March 31, 2004
                                       ------------------------            -----------------------          ----------------------
Noninterest-bearing demand                           $ 136,131                          $ 137,728                       $ 115,895
NOW deposits                                           228,440                            149,572                         144,513
Money market deposits                                  124,984                            122,409                         150,985
Savings deposits                                        87,250                             85,342                          86,992
Certificates of deposit                                384,069                            382,213                         353,604
                                       ------------------------            -----------------------          ----------------------
   Total                                             $ 960,874                          $ 877,264                       $ 851,989

The following table shows the mix of public funds deposits as of March 31, 2005, December 31, 2004, and March 31, 2004.

                                         March 31, 2005                      December 31, 2004                 March 31, 2004
                                     ------------------------              -----------------------          ----------------------
Noninterest-bearing demand                         $   4,187                            $   5,101                       $   4,668
NOW deposits                                         120,538                               59,241                          58,446
Money market deposits                                 33,294                               21,394                          27,427
Savings deposits                                         307                                  299                             562
Certificates of deposit                               66,830                               74,536                          61,271
                                     ------------------------              -----------------------          ----------------------
   Total                                           $ 225,156                            $ 160,571                       $ 152,374

Other borrowings decreased by $37.384 million during the first three months of 2005 after increasing by $6.805 million over the course of 2004. The decreases were the result of matured borrowings that the Company procured primarily during the third quarter of 2004 to provide liquidity for loan funding in the face of decreasing deposit balances. The first quarter, 2005 deposit growth provided the funds to pay off the maturing borrowings in full. Other borrowings consist of Federal Home Loan Bank (FHLB) borrowings, most of which were originated to fund loan growth. The Company also has debt of $2.641 million which is the remaining balance of debt that was used primarily to repurchase stock, beginning in 1999 and continuing through 2004.

FIRST M & F CORPORATION
Equity

The Company’s and Bank’s regulatory capital ratios at March 31, 2005, as shown below are in excess of the minimum requirements and qualify the institution as “well capitalized” under the risk-based capital regulations.

                                                                       First M & F Corporation                 M & F Bank
                                                                       -----------------------                 ----------
                                                                        Amount            Ratio           Amount            Ratio
                                                                        ------            -----           ------            -----
Actual:
Total risk-based capital                                                $ 107,157        11.74%           $ 107,381        11.78%
Tier 1 capital                                                             95,734        10.49%              95,972        10.53%
Leverage                                                                   95,734         8.27%              95,972         8.30%

For Capital Adequacy Purposes:
Total risk-based capital                                                  73,015>         8.00%             72,932>         8.00%
Tier 1 capital                                                            36,508>         4.00%             36,466>         4.00%
Leverage                                                                  46,291>         4.00%             46,249>         4.00%

To Be Well Capitalized Under Prompt
Corrective Action Provisions:
Total capital                                                                                               91,165>        10.00%
Tier 1 capital                                                                                              54,699>         6.00%
Leverage                                                                                                    57,811>         5.00%

The Company repurchased 36,500 shares during the first three months of 2004 at an average price of $35.70 per share. The Company also issued 34,321 shares related to the exercise of stock options during the first three months of 2004 at an average exercise price of $26.60 per share. The Company repurchased 10,000 shares during the first three months of 2005 at an average price of $34.23 per share. The Company also issued 2,500 shares related to the exercise of stock options during the first three months of 2005 at an average exercise price of $26.60 per share. Management is currently evaluating whether to initiate a new stock repurchase program when the current program ends on April 30, 2005.

Interest Rate Risk and Liquidity Management

Responsibility for managing the Company’s program for controlling and monitoring interest rate risk and liquidity risk and for maintaining income stability, given the Company’s exposure to changes in interest rates, is vested in the asset/liability committee. Appropriate policy and guidelines, approved by the board of directors, govern these actions. Monitoring is primarily accomplished through monthly reviews and analysis of asset and liability repricing opportunities, market conditions and expectations for the economy. Cash flow analyses are also used to project short-term interest rate risks and liquidity risks. Management believes, at March 31, 2005, there is adequate flexibility to alter the current rate and maturity structures as necessary to minimize the exposure to changes in interest rates, should they occur. The Company is currently in a positive gap position for assets and liabilities repricing within the next year. This generally means that for assets and liabilities maturing and repricing within the next 12 months, the Company is positioned for more assets to mature and reprice than it has in liabilities maturing and repricing.

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

The Bank’s credit standards are enforced within the Bank as well as within all of its wholly-owned and majority-owned subsidiaries. Management will apply the Company’s credit policies as well as other quality and internal control standards in any future business ventures in which it is a partner and within any companies in which it acquires a controlling interest.

The adequacy of the allowance for loan losses is monitored quarterly with provision accruals approved by the Board. Allowance adequacy is dependent on loan classifications by external examiners as well as by internal loan review personnel, past due loans, loan growth and loss history. The allowance as a percentage of loans at March 31, 2005 is comparable to other peer banks.

The following table shows non-performing loans and other assets of the Company:

(Amounts in thousands)
                                                                     March 31             December 31              March 31
                                                                       2005                   2004                    2004
                                                                       ----                   ----                    ----
Nonaccrual loans                                                    $       2,083           $       3,302           $       7,349
Past due 90 days or more and still
   accruing interest                                                          917                     645                   1,317
                                                              --------------------    --------------------    --------------------
Total non-performing loans                                                  3,000                   3,947                   8,666
Other real estate                                                           3,428                   2,816                   1,157
                                                              --------------------    --------------------    --------------------

Total non-performing assets                                         $       6,428           $       6,763           $       9,823
                                                              ====================    ====================    ====================

Ratios:
Non-performing loans to loans                                                .35%                    .47%                   1.11%
Non-performing assets to assets                                              .54%                    .59%                    .90%
                                                              ====================    ====================    ====================
Off-Balance Sheet Arrangements

The Company’s primary off-balance sheet arrangements are in the form of loan commitments and operating lease commitments. At March 31, 2005 the Company had $146.362 million in unused loan commitments outstanding. Of these commitments, $71.577 million mature in one year or less. Lines of credit are established using the credit policy of the Company concerning the lending of money.

Letters of credit are used to facilitate the borrowers’ business and are usually related to the acquisition of inventory or of assets to be used in the customers’ business. Letters of credit are generally secured and are underwritten using the same standards as traditional commercial loans. Most standby letters of credit expire without being presented for payment. However, the presentment of a standby letter of credit would create a loan receivable from the Bank’s loan customer. The Bank’s asset-based lending subsidiary uses commercial letters of credit to facilitate the purchase of inventory items by its customers. There were $98 thousand in commercial letters of credit outstanding at the end of the third quarter. At March 31, 2005 the Company had $24.643 million in financial standby letters of credit issued and outstanding.

A liability of $132 thousand is recognized in Other Liabilities related to the obligation to stand ready to perform related to standby letters of credit.

FIRST M & F CORPORATION

In the ordinary course of business the Company enters into rental and lease agreements to secure office space and equipment. The Company has a variety of lease agreements in place, all of which are operating leases. The largest lease obligations are for office equipment and mainframe computer systems.

The Company did not have any variable interest entities or other off-balance sheet vehicles as of March 31, 2005.

The following table summarizes the obligations of the Company:

(Amounts in thousands)
                                                                                 Payments Due by Period
                                                                                 ----------------------
                                                                           Less                                           More
                                                                          Than 1         1 - 3           3 - 5           Than 5
Contractual Obligations                                   Total            Year          Years           Years           Years
-----------------------                                   -----            ----          -----           -----           -----
Long-term debt                                            $88,813         $19,116        $38,846         $16,743          $14,108
Capital lease obligations                                       -               -              -               -                -
Operating leases                                            2,690           1,036          1,367             276               11
Purchase obligations                                            -               -              -               -                -
Other long-term liabilities                                     -               -              -               -                -
                                                       -----------     -----------    -----------    ------------    -------------
   Total                                                  $91,503         $20,152        $40,213         $17,019          $14,119
                                                       ===========     ===========    ===========    ============    =============
Critical Accounting Policies

The preparation of the Company’s financial statements requires management to make certain judgments and assumptions in determining critical accounting estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and obligations. Management evaluates these judgments and estimates on an ongoing basis to determine if changes are needed. Management believes that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.

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

Impairment of goodwill is recognized by a charge against earnings and is shown as a separate line item in the noninterest expense section of the consolidated statement of income.

The estimate of fair value is dependent on such assumptions as: (1) future cash flows determined from the budget, strategic plan, and forecasts of growth, and (2) discount rates and earnings multiples used to determine the present value of those cash flows. Management uses a model similar to those used to evaluate potential mergers and acquisitions. Testing of the goodwill asset in the first quarters of 2004 and 2005 resulted in no impairment charges.

Identifiable intangible assets are amortized over their estimated lives. Identifiable intangible assets that have indefinite lives are not amortized until such time that their estimated lives are determinable. Intangible assets with indefinite lives must be assessed for impairment annually.

Contingent liabilities

Accounting standards require that a liability be recorded if management determines that it is probable that a loss has occurred and the loss can be reasonably estimated. Management must estimate the probability of occurrence and estimate the potential exposure of a variety of contingencies such as health claims, legal claims, tax liabilities and other potential claims against the Company's assets or requirements to perform services in the future.

Management's estimates are based upon their judgment concerning future events and their potential exposures. However, there can be no assurance that future events, such as changes in a regulator's position or court cases will not differ from management's assessments. When management, based upon current facts and expert advice, believes that an event is probable and reasonably estimable, it accrues a liability in the consolidated financial statements. That liability is adjusted as facts and circumstances change and subsequent assessments produce a different estimate.

Accounting Pronouncements

In March, 2004, The SEC issued Staff Accounting Bulletin No. 105 (SAB 105), "Application of Accounting Principles to Loan Commitments." SAB 105 provides guidance for accounting related to loan commitments accounted for as derivative instruments. Generally, interest-rate locks on loans that are to be held for sale are considered derivatives, and therefore accounted for under the guidelines of Statement of Financial Accounting Standards (SFAS) No. 133 and subsequent amendments. As derivatives, these commitments are required to be marked-to-market through the income statement for each reporting period. SAB 105 specifically prohibits the incorporation of the expected future cash flows related to servicing of the future loan to be considered in the valuation of the rate-lock commitment. The adoption of this statement did not have a material effect on the financial statements.

In March, 2004, the Financial Accounting Standards Board (FASB) approved certain additional provisions of EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Applications to Certain Investments." These revisions require disclosures for cost method investments similar to those previously presented in fiscal 2003 financial statements for investments accounted for under SFAS No. 115. These revisions also clarify the appropriate timing and methodology for evaluating whether an "other-than-temporary" impairment has occurred. The new impairment evaluation and recognition guidance was originally effective for reporting periods beginning after June 15, 2004. An impairment is considered "other-than-temporary" unless, (1) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to or beyond the cost of the investment and (2) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. An issue of great concern to financial institutions is the implication that impairments resulting from increases in interest rates, sector spreads, or both may be required to be recognized if the impairment (or interest rate environment) persists. The FASB issued an exposure draft of a proposed FASB Staff Position (FSP) in September, FSP EITF Issue 03-1-a to address these concerns and clarify the effect on other temporarily impaired debt securities in a class of a decision to dispose of a temporarily impaired debt security, thereby triggering an impairment charge. The comment period for this exposure draft ended on October 29, 2004. The FASB is evaluating whether to move toward a final FSP or to address the issue within a different framework. Once a final pronouncement is issued, the Company will evaluate the financial statement impact of implementing the impairment provisions.

FIRST M & F CORPORATION

In October, 2003, the FASB approved the AICPA's issuance of SOP 03-3, "Accounting for Loans or Certain Debt Securities Acquired in a Transfer", which modifies the accounting for certain loans that are acquired with evidence of deterioration in credit quality since origination. SOP 03-3 does not allow the excess of contractual cash flows over cash flows expected to be collected to be recognized as a yield adjustment, valuation allowance, or other loss accrual. Therefore, the yield that may be accreted is limited to the excess of cash flows expected to be collected in excess of the acquirer's initial investment in the loan or security. SOP 03-3 is effective for years beginning after December 15, 2004. This pronouncement was adopted on January 1, 2005 and is being applied prospectively. The FDIC has also clarified that past due classifications are to be determined with reference to the contractual cash flows of the loans rather than the expected cash flows used in recording the transfer.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R). SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of these equity instruments. SFAS 123R requires that the cost of share-based employee compensation be recognized as an expense over the period that the employee earns the awards. The Company will use the "modified prospective" method of adopting the new standard. This method basically requires that the grant date fair value of unearned share-based compensation must begin to be recognized, starting at the adoption date and going forward. All new awards after the adoption date will be accounted for at fair value and recognized over the periods that they are earned by the employees. The adoption date for the Company would be July 1, 2005 under SFAS 123R. In March, 2005 the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) clarifying valuation and other issues related to the implementation of SFAS 123R. In April, 2005 the SEC announced that it would allow companies to adopt SFAS 123R starting with fiscal years beginning after June 15, 2005, thereby delaying the Company's adoption date to January 1, 2006. The Company does not expect the adoption of SFAS 123R to have a material effect on its financial statements.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market risk reflects the risk of economic loss resulting from changes in interest rates and market prices. This risk of loss can be reflected in either reduced potential net interest income in future periods or diminished market values of financial assets.

The Company's market risk arises primarily from interest rate risk, which the asset/liability management committee monitors and manages on a monthly basis. The committee manages the interest rate risks inherent in the loan, investment, deposit and borrowing portfolios of the institution. The asset/liability management committee determines the risk profile of the Company and determines strategies to maintain interest rate sensitivity at a low level. As of March 31, 2005, the institution was in a positive repricing gap position of approximately 22.89% of assets.

Interest rate shock analysis shows that the Company will experience a 12 basis point decrease over 12 months in its net interest margin with an immediate and sustained 100 basis point decrease in interest rates. An immediate and sustained increase in rates of 100 basis points will result in a 10 basis point increase in the net interest margin. Factors that influence the simulation results are (1) the assumption that floating-rate loans adjust approximately simultaneously with changes in general interest rates, (2) the assumption that core deposits such as NOW and MMDA accounts will have average lives much longer than their repricing periods, (3) that noninterest-bearing deposits are a stable, long-term source of funds, and (4) the durations of mortgage-backed securities will extend during periods of rising rates and shorten during periods of falling rates.

An analysis of the change in market value of equity shows how an interest rate shock will affect the difference between the market value of assets and the market value of liabilities. With all financial instruments being stated at market value, the market value of equity will increase by .26% with an immediate and sustained decrease in interest rates of 100 basis points. The market value of equity will decrease by 2.42% with an immediate and sustained increase in interest rates of 100 basis points.

The Company had no hedging instruments or other derivative contracts in place at March 31, 2005.

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

As of March 31, 2005 (the “Evaluation Date”), the Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in the Exchange Act Rules. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are sufficiently effective to ensure that material information relating to the Company and required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There has been no change in the Company's internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1 - Legal Proceedings

The Company and its subsidiaries are defendants in certain cases alleging that loans were originated or renewed in a way that the borrowers were improperly sold insurance products, such as credit life insurance. The Company denies these allegations and is defending these claims. The Company is also involved in various other lawsuits arising out of the normal course of business. The Company accrues for any probable losses expected to be incurred due to litigation. In the opinion of management, the ultimate resolution of these claims should not have a material adverse effect on the Company’s consolidated financial position or results of operations.

FIRST M & F CORPORATION

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of common stock for the program in place during the first quarter of 2005:

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
                                                                                    (or Units) Purchased      of Shares (or Units)
                                      Total Number                                        As Part of              That May Yet Be
                                     of Shares (or          Average Price Paid        Publicly Announced        Purchased Under the
          Period                    units) Purchased       Per Share (or Unit)         Plans or Programs         Plans or Programs
          ------                    ----------------       -------------------         -----------------         -----------------
01/01/05 - 01/31/05 (1)                       5,000                  $ 34.06                      5,000                    30,000
02/01/05 - 02/28/05                           5,000                    34.40                      5,000                    20,000
03/01/05 - 03/31/05                               -                        -                          -                    10,000

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

FIRST M & F CORPORATION

Date: May 10, 2005

BY:  /s/ Hugh S. Potts, Jr.                                              BY: /s/ John G. Copeland
     -----------------------------------------------------                  ----------------------------------------------
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