Form 10-Q
period 2005-06-30
FIRST M&F CORP/MS
filed 2005-08-09
CIK 320387

                              FIRST M & F CORPORATION

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20459

                                     FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                        For the quarter ended June 30, 2005
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

                              Yes   X       No
                                  -----        -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                              Yes   X       No
                                  -----        -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Title of Class                        Outstanding at July 31, 2005
        --------------                        ----------------------------

Common stock ($5.00 par value)                       4,490,159 shares

                      FIRST M & F CORPORATION AND SUBSIDIARY

                                     FORM 10-Q

                                       INDEX

                                                                         Page
                                                                         ----

PART I:  FINANCIAL INFORMATION

  Item 1 - Financial Statements (unaudited):                               3
             Consolidated Statements of Condition                          4
             Consolidated Statements of Income                             5
             Consolidated Statements of Comprehensive Income               6
             Consolidated Statements of Stockholders' Equity               7
             Consolidated Statements of Cash Flows                         8
             Notes to Consolidated Financial Statements                   10
             Report of Independent Registered Public Accounting Firm      14

  Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operation                          15

  Item 3 - Quantitative and Qualitative Disclosures About
              Market Risk                                                 31

  Item 4 - Controls and Procedures                                        32

PART II:  OTHER INFORMATION

  Item 1 - Legal Proceedings                                              32

  Item 2 - Unregistered Sales of Equity Securities and Use or Proceeds    32

  Item 3 - Defaults upon Senior Securities                                32

  Item 4 - Submission of Matters to a Vote of Security Holders            33

  Item 5 - Other Information                                              33

  Item 6 - Exhibits                                                       33

SIGNATURES                                                                34

EXHIBIT INDEX

CERTIFICATIONS

                                           FIRST M & F CORPORATION

                                        PART I:  FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

                                      FIRST M & F CORPORATION AND SUBSIDIARY

                                       Consolidated Statements of Condition
                                                    (Unaudited)
                                         (In Thousands, Except Share Data)

                                                                                      June 30                    December 31
                                                                                      -------                    -----------
Assets                                                                       2005               2004               2004
                                                                             ----               ----               ----
Cash and due from banks                                                    $39,630            $33,464             $40,376
Interest bearing bank balances                                               4,515              4,132               5,105
Federal funds sold                                                          11,450              2,000               3,550
Securities available for sale, amortized cost
   of $193,899, $192,338 and $172,808                                      195,318            194,608             175,654
Loans held for sale                                                          6,631             10,377              12,236

Loans, net of unearned income                                              875,886            780,327             832,486
   Allowance for loan losses                                              (12,274)           (11,792)            (11,619)
                                                                       ------------     --------------    ----------------
Net loans                                                                  863,612            768,535             820,867
                                                                       ------------     --------------    ----------------

Bank premises and equipment                                                 28,300             24,973              26,497
Accrued interest receivable                                                  7,991              7,403               7,126
Other real estate                                                            2,643              2,171               2,816
Goodwill                                                                    16,348             16,348              16,348
Other intangible assets                                                        386                441                 413
Bank owned life insurance                                                   14,078             13,562              13,849
Other assets                                                                16,950             15,951              17,875
                                                                       ------------     --------------    ----------------

                                                                       $ 1,207,852        $ 1,093,965         $ 1,142,712
                                                                       ============     ==============    ================
Liabilities and Stockholders' Equity
Liabilities:
Noninterest-bearing deposits                                              $135,974           $127,156            $137,728
Interest-bearing deposits                                                  818,373            723,260             739,536
                                                                       ------------     --------------    ----------------
Total deposits                                                             954,347            850,416             877,264
                                                                       ------------     --------------    ----------------
Short-term borrowings                                                       14,741             17,639              16,808
Other borrowings                                                           114,120            105,964             128,838
Accrued interest payable                                                     1,944              1,452               1,728
Other liabilities                                                            7,760              8,270               5,605
                                                                       ------------     --------------    ----------------
Total liabilities                                                        1,092,912            983,741           1,030,243
                                                                       ------------     --------------    ----------------

Noncontrolling interest in subsidiaries                                          1                  -                   1
                                                                       ------------     --------------    ----------------

Stockholders' equity:
Preferred stock:
   Class A; 1,000,000 shares authorized                                          -                  -                   -
   Class B; 1,000,000 shares authorized                                          -                  -                   -
Common stock of $5.00 par value; 15,000,000 shares
   authorized: 4,490,159, 4,542,859 and
   4,506,159 shares issued                                                  22,451             22,714              22,531
Additional paid-in capital                                                  29,083             30,668              29,587
Retained earnings                                                           64,063             56,950              60,113
Accumulated other comprehensive income                                       (658)              (108)                 237
                                                                       ------------     --------------    ----------------
Total stockholders' equity                                                 114,939            110,224             112,468
                                                                       ------------     --------------    ----------------
                                                                       $ 1,207,852        $ 1,093,965         $ 1,142,712
                                                                       ============     ==============    ================

The accompanying notes are an integral part of these financial statements.

                                      FIRST M & F CORPORATION AND SUBSIDIARY

                                         Consolidated Statements of Income
                                                    (Unaudited)
                                         (In Thousands, Except Share Data)

                                                                   Three Months Ended                    Six Months Ended
                                                                   ------------------                    ----------------
                                                                         June 30                              June 30
                                                                         -------                              -------
Interest income:                                                 2005               2004               2005             2004
                                                                 ----               ----               ----             ----
Interest and fees on loans                                     $14,123            $12,044            $27,568          $24,205
Interest on loans held for sale                                    149                101                266              194
Taxable investments                                              1,514              1,366              2,815            2,758
Tax-exempt investments                                             503                559              1,021            1,120
Federal funds sold                                                  54                 29                172               98
Interest bearing bank balances                                      47                 23                113               52
                                                           ------------     --------------    ---------------    -------------
Total interest income                                           16,390             14,122             31,955           28,427
                                                           ------------     --------------    ---------------    -------------

Interest expense:
Deposits                                                         4,309              2,858              8,049            5,676
Short-term borrowings                                              152                135                308              282
Other borrowings                                                   994              1,114              1,986            2,185
                                                           ------------     --------------    ---------------    -------------
Total interest expense                                           5,455              4,107             10,343            8,143
                                                           ------------     --------------    ---------------    -------------

Net interest income                                             10,935             10,015             21,612           20,284
Provision for loan losses                                          818                999              1,689            3,459
                                                           ------------     --------------    ---------------    -------------
Net interest income after
provision for loan losses                                       10,117              9,016             19,923           16,825
                                                           ------------     --------------    ---------------    -------------

Noninterest income:
Service charges on deposit accounts                              2,214              1,932              3,919            3,753
Mortgage banking income                                            238                259                386              430
Agency commission income                                         1,026                932              1,957            1,797
Trust and brokerage income                                         117                125                237              235
Bank owned life insurance income                                   100                144                229              293
Securities gains (losses), net                                       -                (17)                 -               53
Other income                                                       320                310              1,392            1,101
                                                           ------------     --------------    ---------------    -------------
Total noninterest income                                         4,015              3,685              8,120            7,662
                                                           ------------     --------------    ---------------    -------------

Noninterest expenses:
Salaries and employee benefits                                   5,525              4,961             10,748            9,907
Net occupancy expenses                                             604                552              1,203            1,124
Equipment expenses                                                 637                635              1,263            1,288
Software and processing expenses                                   281                309                572              647
Telecommunication expenses                                         182                199                381              411
Marketing and business development expenses                        320                332                622              639
Intangible asset amortization                                       13                 17                 27               49
Other expenses                                                   2,076              1,885              4,031            3,802
                                                           ------------     --------------    ---------------    -------------
Total noninterest expenses                                       9,638              8,890             18,847           17,867
                                                           ------------     --------------    ---------------    -------------

Income before income taxes and noncontrolling interests          4,494              3,811              9,196            6,620
Income taxes                                                     1,446              1,155              2,951            1,923
Noncontrolling interest in earnings (losses) of
subsidiaries,
 net of taxes of $2, $57, $1 and $391                                3                (97)                 2             (657)
                                                           ------------     --------------    ---------------    -------------

Net income                                                     $ 3,045            $ 2,753            $ 6,243          $ 5,354
                                                           ============     ==============    ===============    =============

Earnings per share:
   Basic                                                       $   .68            $   .60            $  1.39          $  1.17
   Diluted                                                     $   .67            $   .60            $  1.38          $  1.17
                                                           ============     ==============    ===============    =============

The accompanying notes are an integral part of these financial statements.

                                      FIRST M & F CORPORATION AND SUBSIDIARY

                                  Consolidated Statements of Comprehensive Income
                                                    (Unaudited)
                                                  (In Thousands)

                                                                      Three Months Ended                  Six Months Ended
                                                                      ------------------                  ----------------
                                                                           June 30                             June 30
                                                                           -------                             -------
                                                                    2005              2004              2005            2004
                                                                    ----              ----              ----            ----
Net income                                                         $3,045            $2,753            $6,243          $5,354

Other comprehensive income:
Change in unrealized gains (losses) on securities
   available for sale, net of tax of $330 and $1,449 for the
   three months ended June 30 and $532 and $1,448 for
   the six months ended June 30                                       555           (2,434)             (895)         (2,431)
Reclassification adjustment for (gains) losses on securities available for sale included in net income, net of
   tax of $0 and $6 for the three months ended June 30 and
   $0 and $20 for the six months ended June 30                          -                11                 -            (33)
Minimum pension liability adjustment, net of tax                        -                 -                 -               -
                                                              ------------    --------------    --------------    ------------

Other comprehensive income                                            555           (2,423)             (895)         (2,464)
                                                              ------------    --------------    --------------    ------------

Total comprehensive income                                         $3,600            $  330            $5,348          $2,890
                                                              ============    ==============    ==============    ============

The accompanying notes are an integral part of these financial statements.

                                      FIRST M & F CORPORATION AND SUBSIDIARY

                                  Consolidated Statements of Stockholders' Equity
                                      Six Months Ended June 30, 2005 and 2004
                                                    (Unaudited)
                                         (In Thousands, Except Share Data)

                                                                                           Accumulated
                                                       Additional                             Other
                                        Common          Paid-in          Retained         Comprehensive
                                        Stock           Capital          Earnings             Income               Total
                                     ----------    --------------     -------------     -----------------    ---------------
January 1, 2004                        $22,825           $31,624           $53,873               $ 2,356           $110,678
Net income                                   -                 -             5,354                     -              5,354
Cash dividends ($.50 per share)              -                 -            (2,277)                    -             (2,277)
34,321 common shares issued
  in exercise of stock options             172               741                 -                     -                913
56,500 common shares
  repurchased                             (283)           (1,697)                -                     -             (1,980)
Net change                                   -                 -                 -                (2,464)            (2,464)
                                     ----------    --------------     -------------     -----------------    ---------------

June 30, 2004                          $22,714           $30,668           $56,950               $  (108)          $110,224
                                     ==========    ==============     =============     =================    ===============

January 1, 2005                        $22,531           $29,587           $60,113               $   237           $112,468
Net income                                   -                 -             6,243                     -              6,243
Cash dividends ($.51 per share)              -                 -            (2,293)                    -             (2,293)
4,000 common shares issued
  in exercise of stock options              20                86                 -                     -                106
20,000 common shares
  repurchased                             (100)             (590)                -                     -               (690)
Net change                                   -                 -                 -                  (895)              (895)
                                     ----------    --------------     -------------     -----------------    ---------------

June 30, 2005                          $22,451           $29,083           $64,063               $  (658)          $114,939
                                     ==========    ==============     =============     =================    ===============

The accompanying notes are an integral part of these financial statements.

                                      FIRST M & F CORPORATION AND SUBSIDIARY

                                       Consolidated Statements of Cash Flows
                                                    (Unaudited)
                                                  (In Thousands)

                                                                               Six Months Ended June 30
                                                                               ------------------------
                                                                                2005               2004
                                                                                ----               ----
Cash flows from operating activities:
Net income                                                                     $6,243             $5,354
Adjustments to reconcile net income
  to net cash provided by operating activities:
  Depreciation and amortization                                                   982                960
  Provision for loan losses                                                     1,689              3,459
  Net investment amortization                                                     310                411
  Capitalized dividends on FHLB stock                                             (98)               (62)
  Net change in unearned fees/deferred costs on loans                             (84)               (74)
  Net accretion of discount on time deposits                                       20                  -
  Gain on securities available for sale                                             -                (53)
  Gain on loans held for sale                                                    (165)               (59)
  Other asset sale (gains)/losses                                                 310               (125)
  Earnings (loss) of noncontrolling interest                                        3             (1,048)
  Deferred income taxes                                                          (210)              (184)
  (Increase) decrease in:
      Accrued interest receivable                                                (866)               (73)
      Cash surrender value of bank owned life insurance                          (229)              (293)
      Loans held for sale                                                       5,770              1,847
      Other assets                                                                861                (89)
  Increase (decrease) in:
      Accrued interest payable                                                    217                 73
      Other liabilities                                                         1,910                864
                                                                         -------------    ---------------

   Net cash provided by operating activities                                   16,663             10,908
                                                                         -------------    ---------------

Cash flows from investing activities:
Purchases of securities available for sale                                    (58,470)           (37,550)
Sales of securities available for sale                                          2,018             13,783
Maturities of securities available for sale                                    35,052             12,509
Redemptions of FHLB stock, net of purchases                                     1,112                  -
Net (increase) decrease in:
      Interest bearing bank balances                                              589             (1,579)
      Federal funds sold                                                       (7,900)            (1,050)
      Loans                                                                   (45,954)           (15,435)
      Bank premises and equipment                                              (2,674)            (1,656)
Proceeds from sales of other real estate and other repossessed assets           1,470                581
                                                                         -------------    ---------------

   Net cash used in investing activities                                      (74,757)           (30,397)
                                                                         -------------    ---------------

                                                                                                                (Continued)

                                      FIRST M & F CORPORATION AND SUBSIDIARY

                                       Consolidated Statements of Cash Flows
                                                    (Unaudited)
                                                  (In Thousands)

                                                                                 Six Months Ended June 30
                                                                                 ------------------------
                                                                                   2005               2004
                                                                                   ----               ----
Cash flows from financing activities:
Net increase in deposits                                                         $77,064            $30,190
Net increase (decrease) in short-term borrowings                                  (2,066)             2,434
Proceeds from other borrowings                                                    31,000             13,400
Repayments of other borrowings                                                   (45,758)           (29,576)
Earnings distributions to noncontrolling interests                                   (15)                 -
Cash dividends                                                                    (2,293)            (2,277)
Common shares issued                                                                 106                913
Common shares repurchased                                                           (690)            (1,980)
                                                                            -------------    ---------------

   Net cash provided by financing activities                                      57,348             13,104
                                                                            -------------    ---------------

   Net decrease in cash and due from banks                                          (746)            (6,385)

Cash and due from banks at January 1                                              40,376             39,849
                                                                            -------------    ---------------

Cash and due from banks at June 30                                               $39,630            $33,464
                                                                            =============    ===============

Total interest paid                                                              $10,106            $ 8,070
Total income taxes paid                                                            1,961              2,072
Income tax refunds received                                                           17                  -
Transfers of loans to foreclosed property                                          1,484              1,794
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

                                                      Three Months Ended June 30           Six Months Ended June 30
                                                      --------------------------           ------------------------
                                                        2005               2004               2005              2004
                                                        ----               ----               ----              ----
Net income, as reported                                $3,045             $2,753             $6,243           $5,354
Less: Total stock-based employee compensation
expense determined under fair value method
for all awards, net of related tax effects                  3                  2                  5               24
                                                    ----------     --------------    ---------------    -------------

Pro forma net income                                   $3,042             $2,751             $6,238           $5,330
                                                    ==========     ==============    ===============    =============

Earnings per share:
   Basic - as reported                                 $  .68             $  .60             $ 1.39           $ 1.17
   Basic - pro forma                                   $  .68             $  .60             $ 1.39           $ 1.17

   Diluted - as reported                               $  .67             $  .60             $ 1.38           $ 1.17
   Diluted - pro forma                                 $  .67             $  .60             $ 1.38           $ 1.16
                                                    ==========     ==============    ===============    =============

                                           FIRST M & F CORPORATION AND SUBSIDIARY

                                         Notes to Consolidated Financial Statements
                                             (In Thousands, Except Share Data)
Note 2 (Continued)

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option pricing model.

The following table is a summary of outstanding options and weighted average exercises.

                                                                 Six Months Ended June 30
                                                                 ------------------------
                                                         2005                                  2004
                                                         ----                                  ----
                                              Number              Price             Number             Price
                                              ------              -----             ------             -----
January 1                                    126,185              $30.16           174,406             $29.55
Exercised                                     (4,000)              26.54           (34,321)             26.60
Expired                                       (3,000)              30.46           (10,000)             35.75
Granted                                        3,500               34.00             2,500              34.73
                                          -----------    ----------------    --------------    ---------------

June 30                                      122,685              $30.36           132,585             $29.97
                                          ===========    ================    ==============    ===============

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. SFAS 123R requires the Company to determine the appropriate fair value model to use for valuing share-based payments, the amortization method for compensation cost and the transition method to use at adoption. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) which summarized the view of the SEC staff on the interaction of SFAS 123R and current SEC rules and regulations. SAB 107 also addressed the SEC staff’s views regarding valuation techniques and assumptions used in determining the fair value of share-based compensation. In April 2005, the SEC issued a directive amending the compliance dates related to SFAS 123R effectively moving the Company’s adoption date of the new standard to January 1, 2006. The Company does not expect the adoption of SFAS 123R to have a material impact on its financial condition or results of operations.

Note 3: Earnings Per Share
                                                   Three Months Ended June 30         Six Months Ended June 30
                                                   --------------------------         -------------------------
                                                    2005                2004             2005              2004
                                                    ----                ----             ----              ----
Net income                                        $      3,045     $     2,753         $    6,243     $    5,354
                                                 ==============   =============      =============    ===========

Weighted average shares outstanding                  4,498,577       4,556,375          4,498,811      4,560,800
Add dilutive effect of outstanding options              12,431          14,345             13,260         17,034
                                                 --------------   -------------      -------------    -----------

Adjusted dilutive shares outstanding                 4,511,008       4,570,720          4,512,071      4,577,834
                                                 ==============   =============      =============    ===========

Earnings per share:
Basic                                             $        .68     $       .60         $     1.39      $    1.17
Diluted                                           $        .67     $       .60               1.38      $    1.17
                                                 ==============   =============      =============    ===========

Stock options not included in adjusted
shares due to anti-dilutive effect                         467             403                401            302

                                           FIRST M & F CORPORATION AND SUBSIDIARY

                                         Notes to Consolidated Financial Statements
                                             (In Thousands, Except Share Data)
Note 4: Loans

The composition of the loan portfolio is shown in the table below:

                                                                       June 30
                                                             ------------------------------       December 31
                                                                    2005           2004               2004
                                                             -------------   --------------     ---------------

Commercial, financial and agricultural                          $ 150,280        $ 120,344           $ 128,735
Non-residential real estate                                       446,433          380,743             416,176
Residential real estate                                           208,730          203,790             211,696
Home equity loans                                                  25,627           24,240              26,050
Consumer loans                                                     41,919           48,508              46,678
Other loans                                                         2,897            2,702               3,151
                                                            --------------   --------------     ---------------

Total loans                                                     $ 875,886        $ 780,327           $ 832,486
                                                            ==============   ==============     ===============

The following table is a summary of the activity in the Allowance for Loan Losses for the first six months of 2005 and
2004.

                                                                       Six Months Ended June 30
                                                                       ------------------------
                                                                         2005           2004
                                                                         ----           ----
Balance at January 1                                                    $11,619        $10,891

Loans charged off                                                        (1,392)        (3,027)
Recoveries                                                                  358            469
                                                                    ------------   ------------
 Net charge-offs                                                         (1,034)        (2,558)
                                                                    ------------   ------------

Provision for loan losses                                                 1,689          3,459
                                                                    ------------   ------------

Balance at June 30                                                      $12,274        $11,792
                                                                    ============   ============

Note 5:  Goodwill and Other Intangible Assets

Following is a summary of intangible assets, net of accumulated amortization, included in the Consolidated Statements of
Condition:

                                                                           Customer
                                                                Core        Renewal     Noncompete
                                                 Goodwill     Deposits       Lists      Agreements
                                                 --------     --------       -----      ----------
Balance at December 31, 2003                      $16,348      $    21       $   290      $   179
Amortization expense                                    -          (21)          (14)         (14)
                                               -----------   ----------   -----------   ----------

Balance at June 30, 2004                          $16,348      $     -       $   276      $   165
                                               ===========   ==========   ===========   ==========

Balance at December 31, 2004                      $16,348      $     -       $   262      $   151
Amortization expense                                    -                        (13)         (14)
                                               -----------   ----------   -----------   ----------

Balance at June 30, 2005                          $16,348      $     -       $   249      $   137
                                               ===========   ==========   ===========   ==========

Amortization expense related to intangible assets is expected to be $27 thousand for the remainder of 2005. Amortization expense is expected to be $55 thousand per year for the years 2006 through 2009 and $41 thousand for the year 2010.

                                           FIRST M & F CORPORATION AND SUBSIDIARY

                                         Notes to Consolidated Financial Statements
                                             (In Thousands, Except Share Data)
Note 6: Other Borrowings

The following is a summary of other borrowings at June 30, 2005 and 2004:

                                                                                2005             2004
                                                                                ----             ----
Company's line of credit in the amount of $15,000,000, renewable annually; secured by approximately 29% of the Bank's common
stock; interest payable annually at .75% below the lender's base rate         $   2,642       $  6,292

Bank's advances from Federal Home Loan Bank of Dallas, net of
unamortized purchase accounting adjustments of $0 and $107                      111,438         99,672

Other note payable of M&F Insurance Group, Inc.                                      40              -
                                                                            ------------    -----------

                                                                              $ 114,120       $105,964
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

Note 7: Pension and Other Employee Benefit Plans

As discussed in Note 10 to the December 31, 2004 financial statements, the Bank has a defined benefit pension plan covering substantially all full time employees of the Bank and its subsidiaries. The following is a summary of the components of net periodic benefit costs for the three and six month periods ended June 30, 2005 and 2004:

                                                        Three Months Ended June 30          Six Months Ended June 30
                                                        -------------------------           ------------------------
                                                           2005            2004                2005           2004
                                                           ----            ----                ----           ----
Service cost                                             $      -         $    -              $     -       $     -
Interest cost                                                 116            117                  232           234
Expected return on plan assets                               (126)          (125)                (252)         (249)
Amortization of transition asset                               (2)            (2)                  (4)           (4)
Amortization of prior service costs                           (10)            (9)                 (19)          (18)
Recognized actuarial (gain) loss                               55             56                  110           110
                                                       -----------  -------------          -----------    ----------

Net pension cost                                         $     33         $   37              $    67       $    73
                                                       ===========  =============          ===========    ==========

The Company plans to make $500 thousand in contributions to the pension plan during the remainder of 2005.

Other liabilities on the Consolidated Statements of Condition include an accrued benefit liability of $2.935 million at June 30, 2005 and December 31, 2004 and for $2.918 million at June 30, 2004 related to the unfunded minimum liability of the Company’s defined benefit pension plan.

The Company made a $75 thousand contribution to the ESOP and $87 thousand in matching contributions to the 401k plan during the first quarter of 2005. The Company made an additional $89 thousand in matching contributions to the 401k plan during the second quarter of 2005.

The Company made $52 thousand in matching contributions to the 401k plan during the first quarter of 2004. The Company made a $65 thousand contribution to the ESOP and $44 thousand in matching contributions to the 401k plan during the second quarter of 2004. The Company made a $171 thousand matching contribution in the second quarter of 2004, which was accrued as of December 31, 2003, related to the 2003 plan year. The plan switched from annual matching contributions to monthly matching contributions in 2004. The Company also made a $48 thousand additional make-up contribution to the 401k plan in the second quarter of 2004 related to an asset in the plan that had been undervalued during previous years.

Report of Independent Registered Public Accounting Firm

The Board of Directors
First M & F Corporation
Kosciusko, Mississippi

We have reviewed the accompanying consolidated statements of condition of First M & F Corporation and subsidiary as of June 30, 2005 and 2004, and the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2005 and 2004, and the related consolidated statements stockholders’ equity and cash flows for the six-month periods ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of condition of First M & F Corporation and subsidiary as of December 31, 2004, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein) and in our report dated January 27, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of condition as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.

/s/ Shearer, Taylor & Co., P.A.

Ridgeland, Mississippi
July 27, 2005

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

Financial Summary

Net income for the second quarter of 2005 was $3.045 million, or $.68 basic and $.67 diluted earnings per share as compared to $2.753 million, or $.60 basic and diluted earnings per share for the same period in 2004 and $3.198 million, or $.71 basic and diluted earnings per share for the first quarter of 2005. The year-to-date results were earnings of $6.243 million, or $1.39 basic and $1.38 diluted earnings per share for 2005 and $5.354 million, or $1.17 basic and diluted earnings per share for 2004. Major factors contributing to the increased earnings were (1) strong loan growth that occurred throughout 2004 and in the first half 2005 combined with excellent first quarter deposit growth in 2005, (2) improved asset quality that resulted in lower net charge-offs and a lower level of loan loss accruals than in 2004, (3) solid noninterest revenue growth over the first and second quarters of 2004 and (4) a stable net interest margin in the second quarter of 2005 as compared to the first quarter. The Company’s stock buy-back program throughout 2004 was another positive contributor to the increased earnings per share over the second quarter of 2004 and the first quarter of 2005.

                                                  FIRST M & F CORPORATION

Highlights for the first six months of 2004 and 2005 are as follows:

     o   Return on assets for the first half of 2005 was 1.05% while the return on equity was 10.90%, both solid improvements over the 2004 first half results
     o   Loan growth in DeSoto County continued to be strong in the first two quarters of 2004 and 2005
     o   Opened a fourth branch in Rankin County at Flowood in February 2004
     o   Replaced the electronic banking product in May 2004 with a flexible, technologically advanced product
     o   Moved into a new branch facility in Olive Branch in November 2004
     o   Opened a loan production office in Memphis during December 2004 and saw encouraging initial growth in 2005
     o   Opened a banking location in Jackson in December 2004
     o   Currently building an additional branch location in Southaven, expected to open in the third quarter of 2005
     o   Plan to add a new location which will house a branch facility and several fee-generating services in Madison within the next 12 months
     o   Began a deposit growth campaign in February of 2005 and ended in June with over 4,600 new accounts opened
     o   Continued the expansion of the insurance agency network by placing a full-service agent in the Olive Branch location in February of 2005
     o   Kicked off the summer Gridiron loan campaign in May of 2005 achieving over 54% of the loan production goal by the end of June
     o   Nonperforming loans were .29% of total loans at June 30, 2005 with annualized net charge-offs as a percentage of average loans at .24% for the first half of 2005, all improved over the 2004 statistics

                                                  FIRST M & F CORPORATION

The following table shows the quarterly net loan, non-interest bearing deposit, and interest bearing deposit growth for the last five quarters.

(Net change, in thousands)
                                                       Non-Interest                         Interest
       Quarter               Loans                   Bearing Deposits                   Bearing Deposits
----------------------- -----------------         -----------------------            ------------------------
2nd Qtr 2004                $     11,245                  $ 11,260                          $  (12,834)
3rd Qtr 2004                      46,532                     2,457                              (4,489)
4th Qtr 2004                       5,627                     8,116                              20,764
1st Qtr 2005                      17,032                    (1,597)                             85,207
2nd Qtr 2005                      26,368                      (157)                             (6,370)

The following table shows the quarterly net interest income, loan loss accruals, non-interest income and non-interest expense amounts for the last five quarters.

(Net amount, in thousands)

                             Net Interest           Loan Loss          Non-Interest           Non-Interest
        Quarter                 Income              Accruals              Income                Expense
------------------------- -------------------     --------------      ----------------      -----------------
2nd Qtr 2004                $     10,015             $  999           $     3,685            $     8,890
3rd Qtr 2004                      10,308                620                 3,841                  9,485
4th Qtr 2004                      10,664              1,273                 3,649                  9,643
1st Qtr 2005                      10,677                871                 4,105                  9,209
2nd Qtr 2005                      10,935                818                 4,015                  9,638

The following table shows the components of diluted earnings per share for the last five quarters:

                              2nd Qtr 2005       1st Qtr 2005      4th Qtr 2004      3rd Qtr 2004      2nd Qtr, 2004
                             ---------------    ---------------    --------------    --------------    ---------------
Net interest income            $       2.42       $       2.37       $      2.35       $      2.27        $      2.19
Loan loss expense                       .18                .19               .28               .14                .22
Noninterest income                      .89                .91               .80               .85                .81
Noninterest expense                    2.14               2.05              2.12              2.09               1.95
                             ---------------    ---------------    --------------    --------------    ---------------
Net income before taxes                 .99               1.04               .75               .89                .83
Income taxes                            .32                .33               .21               .27                .25
Noncontrolling interest                   -                  -             (.04)               .01              (.02)
                             ---------------    ---------------    --------------    --------------    ---------------
Net income                     $        .67       $        .71       $       .58       $       .61        $       .60

Noncontrolling interest is an expense representing the earnings (losses) due to (from) minority owners in subsidiaries in which the Company has a greater than 50% ownership. Therefore, negative amounts increase the Company's earnings.

                                                  FIRST M & F CORPORATION

The following table shows performance ratios for the last five quarters:

                                       2nd Qtr 2005       1st Qtr 2005       4th Qtr 2004      3rd Qtr 2004        2nd Qtr 2004
                                       ---------------    ---------------    --------------    ---------------     ---------------
Net interest margin                           4.17%              4.13%             4.25%              4.24%               4.19%
Efficiency ratio                             63.12              60.94             65.80              65.41               63.25
Return on assets                              1.02               1.09               .93               1.00                1.01
Return on equity                             10.60              11.20              9.34               9.98                9.87
Noninterest income to avg. assets             1.34               1.40              1.28               1.39                1.35
Noninterest income
  to revenues (1)                            26.30              27.17             24.92              26.51               26.27
Noninterest expense to avg assets             3.23               3.14              3.39               3.43                3.26
Salaries and benefits to total
   noninterest expense                       57.32              56.72             56.22              56.52               55.80
Contribution margin (2)                      63.82              65.43             63.01              63.04               64.70
Nonperforming loans to loans                   .29                .35               .47                .75                 .66
Annualized net charge offs as a
   percent of average loans                    .15                .34               .94                .05                 .09
     (1) Revenues equal tax-equivalent net interest income before loan loss expense, plus noninterest income.
     (2) Contribution margin equals revenues minus salaries & benefits, divided by revenues.

The following table shows revenue related performance statistics for the last five quarters:

(Amounts in thousands)
                                      2nd Qtr 2005       1st Qtr 2005       4th Qtr 2004       3rd Qtr 2004       2nd Qtr 2004
                                      ---------------    ---------------    ---------------    ---------------    ----------------
Mortgage originations                   $ 14,282           $ 10,352           $ 11,787           $ 12,916            $ 21,942
Commissions from annuity sales               115                 97                 84                124                 130
Trust revenues                                75                 56                 69                 55                  66
Retail investment revenues                    42                 64                 42                 32                  59
Revenues per FTE employee                     33                 33                 32                 32                  31
Agency commissions per agency
   FTE employee (1)                           20                 18                 19                 21                  18
     (1) Agency commissions are property, casualty, life and health commissions produced by the insurance agency personnel.

The following table shows additional statistics for the Company at the end of the last five quarters:

                                      2nd Qtr 2005       1st Qtr 2005       4th Qtr 2004       3rd Qtr 2004       2nd Qtr 2004
                                      ---------------    ---------------    ---------------    ---------------    ----------------
Full-time equivalent employees             463                466                459                461                 460
Number of noninterest-bearing
   deposit accounts                     31,900             31,745             30,792             30,687              30,410

FIRST M & F CORPORATION

Net Interest Income

Net interest income before loan loss expenses for the second quarter of 2005 was $10.935 million as compared to $10.677 million for the first quarter of 2005 and $10.015 million for the second quarter of 2004. Earning asset yields increased by 32 basis points from 5.86% in the second quarter of 2004 to 6.18% in the second quarter of 2005. Liability costs increased by 39 basis points from 1.94% in the second quarter of 2004 to 2.33% in the second quarter of 2005. This caused the spread between earning asset yields and liability costs to decrease by 7 basis points from the second quarter of 2004. However, the net interest margin dropped by only 2 basis points for the same periods. This smaller decrease was the result of loan growth and noninterest-bearing deposit growth. Average loans as a percent of average earning assets increased to 79.66% in the second quarter of 2005 from 77.83% in the second quarter of 2004. Average interest-bearing liabilities as a percent of average earning assets increased from 85.85% in the second quarter of 2004 to 86.66% in the second quarter of 2005. Average noninterest-bearing deposits as a percent of average earning assets increased from 12.32% in the second quarter of 2004 to 12.59% in the second quarter of 2005. During the last two quarters of 2004 loan growth was funded by other earning asset maturities and borrowings. During the first half of 2005 interest-bearing deposit growth was used to pay maturing borrowings, fund loan growth and fund other earning asset growth. An important factor in the future trend of the net interest margin will be the Company’s ability to fund loan growth with interest-bearing deposits, control borrowing levels, avoid raising excess interest-bearing deposits at promotional-level costs that must be placed in the investment portfolio, and manage the mix of funding toward core customer deposits.

The interest rate environment has been a challenge over the last twelve months as the Federal Reserve has steadily increased short-term rates and the yield curve has flattened. The spread between the 10-year and 3-month Treasury securities has decreased from 350 basis points during the second quarter of 2004 to 123 basis points during the second quarter of 2005. The effect of this trend has been exacerbated by a very competitive market for interest-bearing deposits, generally on the short end of the yield curve, and for fixed-rate loans which generally fall on the longer end of the yield curve. Deposit costs have increased from 1.57% for the second quarter of 2004 to 2.10% for the second quarter of 2005 while loan yields have increased from 6.22% to 6.55% for the same periods. The Company is working to offset the effect of these trends by focusing on the production of floating rate loans, especially in the commercial and home equity line sectors, and by working to secure noninterest-bearing deposits from commercial customers and stable money-market deposits from retail customers. Floating-rate loans grew by 16.73% from the end of 2004 to June 30, 2005. During the early months of 2004, the prime rate had to increase several times before many of the floating-rate loans moved above their floor rates. Until that time, they were essentially fixed-rate loans. Although the market for loans has become more competitive, the Company has worked to maintain a pricing discipline emphasizing profitable pricing over aggressive, discount pricing. Approximately 25% of the loan portfolio has floating rates that reprice at least as often as quarterly. Average noninterest-bearing deposits grew by 3.63% and average money-market deposits grew by 6.22% from the fourth quarter of 2004 to the second quarter of 2005. The Company also will continue to use borrowings and certificate of deposit special promotions when needed to maintain targeted liquidity levels.

                                                  FIRST M & F CORPORATION

The following table shows the components of the net interest margin for the first two quarters of 2005 and 2004:

                                                       Yields/Costs                                   Yields/Costs
                                                       ------------                                   ------------
                                         2nd Quarter, 2005      1st Quarter, 2005       2nd Quarter, 2004      1st Quarter, 2004
                                         -----------------      -----------------       -----------------      -----------------
Interest bearing bank balances                    4.75%                  2.90%                   1.40%                  1.13%
Federal funds sold                                2.83                   2.31                     .93                    .88
Taxable investments                               4.12                   4.06                    4.08                   4.34
Tax-exempt investments                            6.42                   6.47                    6.60                   6.64
Loans held for sale                               5.29                   3.53                    3.26                   3.03
Loans held for investment                         6.57                   6.39                    6.27                   6.36
                                        --------------------    -------------------    --------------------    -------------------
   Earning asset yield                            6.18                   5.97                    5.86                   5.85

Interest checking                                 1.48                   1.23                     .51                    .48
Money market deposits                             1.29                    .93                     .81                    .83
Savings                                           1.73                   1.56                    1.28                   1.28
Certificates of deposit                           2.81                   2.59                    2.36                   2.33
Short-term borrowings                             4.10                   3.87                    3.55                   3.26
Other borrowings                                  3.97                   3.74                    4.19                   3.69
                                        --------------------    -------------------    --------------------    -------------------
   Cost of interest-bearing                       2.33                   2.13                    1.94                   1.86
liabilities
                                        --------------------    -------------------    --------------------    -------------------

Net interest spread                               3.85                   3.84                    3.92                   3.99
Effect of non-interest bearing                     .30                    .27                     .24                    .22
deposits
Effect of leverage                                 .02                    .02                     .03                    .03
                                        --------------------    -------------------    --------------------    -------------------
   Net interest margin, tax-equivalent            4.17                   4.13                    4.19                   4.24
   Less: Tax equivalent adjustments:
        Investments                                .11                    .11                     .13                    .13
        Loans                                      .01                    .01                     .01                    .01
                                        --------------------    -------------------    --------------------    -------------------
   Reported book net interest margin              4.05%                  4.01%                   4.05%                  4.10%

The following table shows average balance sheets for the first two quarters of 2005 and 2004:

(Amounts in thousands)

                                           2nd Quarter, 2005      1st Quarter, 2005       2nd Quarter, 2004      1st Quarter, 2004
                                           -----------------      -----------------       -----------------      -----------------
Interest bearing bank balances                  $     3,974            $     9,108             $     6,385            $    10,290
Federal funds sold                                    7,625                 20,379                  12,724                 31,348
Taxable investments                                 146,991                128,116                 133,843                128,433
Tax-exempt investments                               50,043                 51,062                  53,985                 53,973
Loans held for sale                                  11,207                 13,272                  12,310                 12,338
Loans held for investment                           860,900                842,999                 769,555                766,377
                                        --------------------    -------------------    --------------------    -------------------
   Earning assets                                 1,080,740              1,064,936                 988,802              1,002,759
Other assets                                        114,612                109,099                 102,033                101,872
                                        --------------------    -------------------    --------------------    -------------------
   Total assets                                 $ 1,195,352            $ 1,174,035             $ 1,090,835            $ 1,104,631

Interest checking                                   223,936                197,779                 143,263                142,491
Money market deposits                               127,178                123,182                 138,245                153,495
Savings deposits                                     85,252                 86,344                  86,969                 87,687
Certificates of deposit                             385,333                387,500                 358,633                351,722
Short-term borrowings                                14,896                 16,092                  15,282                 18,005
Other borrowings                                    100,026                106,252                 106,464                116,096
                                        --------------------    -------------------    --------------------    -------------------
   Interest-bearing liabilities                     936,621                917,149                 848,856                869,496
                                        --------------------    -------------------    --------------------    -------------------
Noninterest-bearing deposits                        136,068                136,200                 121,844                113,517
Other liabilities                                     7,795                  6,439                   8,593                  9,668
Stockholders' equity                                114,868                114,247                 111,542                111,950
                                        --------------------    -------------------    --------------------    -------------------
   Liabilities and stockholders'                $ 1,195,352            $ 1,174,035             $ 1,090,835            $ 1,104,631
equity

Loans to earning assets                              79.66%                 79.16%                  77.83%                 76.43%
Loans to assets                                      72.02%                 71.80%                  70.55%                 69.38%
Earning assets to assets                             90.41%                 90.71%                  90.65%                 90.78%
Noninterest-bearing deposits to assets               11.38%                 11.60%                  11.17%                 10.28%
Equity to assets                                      9.61%                  9.73%                  10.23%                 10.13%

FIRST M&F CORPORATION

The following table shows average market interest rates during the first two quarters of 2005 and 2004:

                                          2nd Quarter, 2005      1st Quarter, 2005       2nd Quarter, 2004      1st Quarter, 2004
                                          -----------------      -----------------       -----------------      -----------------
3 month Treasury                                 2.93%                  2.58%                   1.10%                   .93%
1 year Treasury                                  3.34                   3.06                    1.78                   1.22
5 year Treasury                                  3.73                   3.88                    3.72                   2.99
10 year Treasury                                 4.16                   4.30                    4.60                   4.02
Prime                                            5.91                   5.44                    4.00                   4.00
10-year minus 3 month spread                     1.23                   1.72                    3.50                   3.09
                                        --------------------    -------------------    --------------------    -------------------

The following are prime rate changes
   since June, 2003:                             Changed from:           Changed to:
                                                 ------------            ----------
June 27, 2003                                         4.25%                  4.00%
June 30, 2004                                         4.00%                  4.25%
August 10, 2004                                       4.25%                  4.50%
September 21, 2004                                    4.50%                  4.75%
November 10, 2004                                     4.75%                  5.00%
December 14, 2004                                     5.00%                  5.25%
February 2, 2005                                      5.25%                  5.50%
March 22, 2005                                        5.50%                  5.75%
May 3, 2005                                           5.75%                  6.00%
June 30, 2005                                         6.00%                  6.25%

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

Provision for Loan Losses

The provision for loan losses for the second quarter of 2005 was $818 thousand as compared to $999 thousand for the second quarter of 2004. The provision for loan losses for the first half of 2005 was $1.689 million as compared to $3.459 million for the first half of 2004. The provision in 2004 included $1.5 million of additional accruals during the first quarter related to a $2.0 million loan loss incurred in a 51% owned accounts receivable factoring company. The factoring company experienced a significant deterioration in one account, resulting in a charge-off of $2.0 million with a remaining balance of $1.5 million being placed on nonaccrual status. In the fourth quarter of 2004, after applying the proceeds from the liquidation of collateral, the remaining balance of approximately $950 thousand was charged off. The allowance for loan losses as a percentage of loans was 1.40% at June 30, 2005, 1.40% at December 31, 2004, and 1.51% at June 30, 2004. Net charge-offs were $320 thousand in the second quarter of 2005 and $714 thousand in the first quarter of 2005 as compared to $165 thousand and $2.393 million for the same periods in 2004.

Nonperforming loans as a percentage of loans declined to .29% at June 30, 2005 from .47% at December 31, 2004 and .66% at June 30, 2004. Management believes that the positive trend in loan quality is sustainable, given a stable economy. Management stratifies and reviews certain sectors of the portfolio to detect if there are weaknesses related to economic, environmental or other customer-specific factors. The Company’s loan review personnel also monitor portfolios by geographic sector to address local credit issues expeditiously.

FIRST M & F CORPORATION

Non Interest Income

Noninterest income, excluding securities transactions, for the second quarter of 2005 was $4.015 million as compared to $3.702 million for the same period in 2004. Deposit revenues improved by 14.60% as overdraft fee revenues increased by 17.31% compared to the second quarter of 2004. Overdraft fee income was up by 3.90% for the first half of 2005 as compared to 2004. Monthly service and activity fee charges increased by 7.90% in the second quarter as compared to the same period in 2004 and increased by 5.70% for the first half of 2005 as compared to 2004. These increases occurred in part because of the growth in the number of noninterest-bearing checking accounts by 4.90% from June 30, 2004 to June 30, 2005. Debit card transaction volumes continued to increase, providing a 48.62% improvement in revenues for the second quarter of 2005 over the second quarter of 2004 and a 53.08% increase for the first half of 2005 over 2004. Mortgage banking income decreased to $238 thousand for the second quarter of 2005 from $259 thousand for the second quarter of 2004. However, mortgage revenues were up as compared to $148 thousand in revenues for the first quarter of 2005. The interest rate environment has had a significant dampening effect on mortgage revenues in general except for the second quarter of 2005 in which 30-year mortgage rates declined by approximately 35 basis points. Agency commission income increased by $94 thousand for the second quarter of 2005 over the second quarter of 2004 as annuity commissions decreased by $14 thousand, title insurance commissions increased by $23 thousand and the insurance agency subsidiaries provided $85 thousand of the growth. The Company continued its strategy of placing agents in branch locations by adding an insurance agent to the Desoto County banking operation in February of 2005. Significant items in other income during the first half of 2005 and 2004 were (1) profit-sharing revenues in the insurance agencies of $454 thousand in the first quarter of 2005 and $275 thousand in the first quarter of 2004, (2) loan fees for services rendered and letter of credit fees of $83 thousand in the second quarter of 2005 and $77 thousand in the first quarter of 2005, (3) losses on sales of foreclosed properties of $264 thousand in the second quarter of 2005 and $81 thousand in the first quarter of 2005, (4) income recorded due to a correction of an insurance company payable of $72 thousand in the first quarter of 2005, (5) gains on sales of student loans of $141 thousand in the second quarter of 2005 and (6) income recorded from the receipt of $109 thousand in the first quarter of 2005 and $19 thousand in the second quarter of 2005 paid to members of the PULSE network upon its acquisition by the Discover Financial Services network.

Securities gains of approximately $70 thousand were incurred in the first quarter of 2004 to restructure part of the investment portfolio. Approximately $6.652 million of mortgage-backed securities were sold and replaced with corporate securities. This was done to match the investments more closely with their funding sources. Approximately $17 thousand in losses occurred in the second quarter of 2004 related to early calls of U.S. government agency securities.

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

Non Interest Expense

Noninterest expenses were up by 8.41% in the second quarter of 2005 as compared to the same period in 2004 and up by 5.48% for the first half of 2005 as compared to the same period in 2004. Salary and benefit expenses produced the largest increases with an 11.37% increase in the second quarter of 2005 over the same period in 2004 and an 8.49% increase in the first half of 2005 over the first half of 2004. The number of full-time equivalent employees was 463 at June 30, 2005 as compared to 459 at December 31, 2004 and 460 at June 30, 2004. Full-time equivalent employees increased by 8.5 in the first quarter of 2004 and by 15.0 in the second quarter of 2004 as compared to 7.0 in the first quarter of 2005 and a decrease of 3.5 in the second quarter of 2005. The 2004 increases were primarily in the retail branch staff as the Bank expanded its presence in Rankin and DeSoto counties, continued to build the asset-based lending operation in Memphis and expanded retail brokerage and insurance agency services. Health care and related insurance costs represented over 25% of the increase in salaries and benefits for the second quarter comparisons as health-related services in general continued to become more expensive.

The business expansion efforts during 2004 also produced an increase in related occupancy expenses. This resulted in a 9.42% increase in occupancy expense in the second quarter of 2005 over the second quarter of 2004 and a 7.03% increase for the first half of 2005 over the first half of 2004.

Other expense increases for the second quarter of 2005 as compared to 2004 were (1) a 30.62% increase in insurance costs resulting from higher prices in the market, (2) a 26.70% increase in debit card costs which were related to the volume increases that produced a 48.62% increase in debit card revenues and (3) a 12.32% increase in other operating expenses which included an expense of $100 thousand for the insurance deductible related to an operational loss.

FIRST M&F CORPORATION

Income Taxes

Income tax expense for the first half of 2005 was up by 53.46% over the first half of 2004 while tax expense for the second quarter of 2005 was up by 25.19% over the second quarter of 2004. Pre-tax earnings for the first half of 2005 were up by 38.91% over the same period in 2004 and pre-tax earnings for the second quarter of 2005 were up by 17.92% over the same period in 2004. The effective tax rates for the first six months of 2005 and 2004 were 32.09% and 29.05% respectively. Effective tax rates increased over the course of 2004 with the effective rate for the year averaging 28.98%. The increasing trend is due to (1) the higher percentage of taxable revenues to total revenues over time as the Company continues to build the loan portfolio as a percentage of total earning assets and (2) the losses of MFS of $1.787 million for the first quarter and $308 thousand for the second quarter of 2004 included in net income before taxes, which resulted in tax benefits for the Company.

Noncontrolling Interests in Subsidiaries

The $657 thousand negative balance in noncontrolling subsidiary losses for the first half of 2004 is the amount of losses, net of tax benefits of $391 thousand, primarily the result of a $2.0 million loan loss, attributable to the other minority owner in the Merchants Financial Services (MFS) factoring business. The business was substantially curtailed by the end of 2004, with all performing receivables being sold to the owners of MFS.

Assets and Liabilities

Assets were up by 5.70% in the first six months of 2005 as compared to 1.45% in the first six months of 2004. Total assets were up by 10.41% from June 30, 2004. Investments increased by 11.19% in the first six months of 2005 and increased by 3.75% during the first six months of 2004. The Company purchased $3.458 million in U.S. Treasury securities, $32.973 million in government agency securities and $17.464 million in mortgage-backed securities during the first half of 2005. The purchases replaced $25.000 million in proceeds from agency security maturities and $7.427 million in mortgage-backed security principle payments received. The remaining purchases were made from excess liquidity that resulted primarily from the first quarter deposit growth. The Company increased investments during the first half of 2004 in mortgage-backed securities by purchases of $20.654 million while purchasing corporate securities of $6.167 million. Mortgage-backed securities of approximately $6.652 million were sold in the first quarter of 2004 to provide the funds to diversify into the corporate securities. Loans grew by 5.21% during the first half of 2005, but were up by 12.25% from June 30, 2004. Loans grew by 1.45% during the first half of 2004. The first quarter deposit growth in 2005 was used primarily to pay maturing debt and fund loan growth with the excess liquidity being invested in U.S. government and mortgage-backed securities. The 2005 second quarter loan growth was funded primarily through borrowings, as deposits decreased by $6.527 million. The Company used the liquidity provided by investment maturities during 2004 to fund loan growth in the second and third quarters. Management anticipates healthy loan demand in the second half of 2005 and expects to be able to fund the growth through investment cash flows if needed, but primarily through deposits and match-funded borrowings. Loan growth in 2005 has occurred primarily in commercial and in real estate-secured commercial credits. Management expects that commercial real estate loans as well as other commercial operating loans will provide most of the loan growth in 2005. The DeSoto County market provided 56.40% of the $43.400 million in loan growth in the first half of 2005 while the Madison, Rankin and Hinds county markets provided 21.61% of the growth. The Germantown, Tennessee loan production office provided 11.66% of the first half growth while the Memphis asset-based lending operation provided 5.56% of the growth. These metropolitan areas experience strong economic growth and therefore provide the majority of the Company’s lending activity, and should continue to do so through 2005. Loans as a percent of total assets were 72.52% at June 30, 2005 as compared to 72.85% at December 31, 2004 and 71.33% at June 30, 2004. Management believes that one of the keys to the Company’s future success will be to continue to expand into markets that are vital economically and can provide high loan demand.

FIRST M & F CORPORATION

The following table shows loans held for investment by type as of June 30, 2005, December 31, 2004, and June 30, 2004.

                                                  June 30, 2005                December 31, 2004                June 30, 2004
                                            --------------------------       -----------------------        ----------------------
Commercial real estate                                 $ 446,433                     $ 416,176                     $ 380,743
Residential real estate                                  208,730                       211,696                       203,790
Home equity lines                                         25,627                        26,050                        24,240
Commercial, financial and agricultural                   150,280                       128,735                       120,344
Consumer                                                  41,919                        46,678                        48,508
Other loans                                                2,897                         3,151                         2,702
                                            --------------------------       -----------------------        ----------------------
   Total                                               $ 875,886                     $ 832,486                     $ 780,327
                                            --------------------------       -----------------------        ----------------------

Mortgages held for sale                                $   2,417                     $     923                     $   1,262
Student loans held for sale                                4,214                        11,313                         9,115

Deposits increased by 8.79% during the first half of 2005 with much of the growth occurring in the first quarter. Deposits grew by 3.68% during the first half of 2004, with public funds growing by 17.20% and retail and commercial accounts growing by 1.24%. Of the $77.083 million of growth in the first half of 2005, 54.91% was provided by public funds deposits and 17.40% was generated in the Madison, Rankin and Hinds County markets. The Company also experienced solid 2005 deposit growth in the Oxford and Tupelo markets. A new deposit acquisition campaign between February and June 2005, primarily targeting checking and savings deposits, generated 4,601 new accounts and average new deposit balances of $17.778 million. Much of the public funds growth occurred in the first quarter of 2005 primarily in NOW and MMDA balances with one large relationship providing over half of that growth. Retail and commercial deposits increased by $33.713 million in the first half of 2005 with certificates of deposit representing $27.673 million of the growth. The large growth in public funds deposits is a natural trend that occurs during the early months of the year as tax receipts are collected. The funds generally move out during the summer months as spending occurs. Public funds deposits increased by $64.585 million in the first quarter of 2005, and subsequently decreased by $22.258 million during the second quarter. However, the one large new public fund relationship, which represents approximately 20% of the public funds balances and provided NOW deposit growth, was procured under a two-year contract and has not been as volatile as traditional public deposits. Management’s strategic initiative is to build the core customer deposit base and rely less on borrowed funds as a primary source of liquidity. However, when borrowed funds are less costly than time deposits, the Company will still look to those sources to help maintain the spread between the yield on earning assets and the cost of funds.

The following table shows the deposit mix as of June 30, 2005, December 31, 2004, and June 30, 2004.

                                            June 30, 2005                    December 31, 2004                  June 30, 2004
                                       ------------------------            -----------------------          ----------------------
Noninterest-bearing demand                     $ 135,974                          $ 137,728                       $ 127,156
NOW deposits                                     210,411                            149,572                         155,386
Money market deposits                            133,236                            122,409                         121,463
Savings deposits                                  84,278                             85,342                          86,490
Certificates of deposit                          379,454                            372,262                         359,921
Brokered certificates of deposit                  10,994                              9,951                               -
                                       ------------------------            -----------------------          ----------------------
   Total                                       $ 954,347                          $ 877,264                       $ 850,416

The following table shows the mix of public funds deposits as of June 30, 2005, December 31, 2004, and June 30, 2004.

                                          June 30, 2005                      December 31, 2004                  June 30, 2004
                                     ------------------------              -----------------------          ----------------------
Noninterest-bearing demand                     $  5,398                            $   5,101                       $   4,837
NOW deposits                                    104,571                               59,241                          71,021
Money market deposits                            38,575                               21,394                           8,325
Savings deposits                                    299                                  299                             296
Certificates of deposit                          54,055                               74,536                          62,524
                                     ------------------------              -----------------------          ----------------------
   Total                                       $202,898                            $ 160,571                       $ 147,003

FIRST M&F CORPORATION

Other borrowings decreased by $37.384 million during the first three months of 2005, followed by an increase of $22.666 million in the second quarter, after increasing by $6.805 million over the course of 2004. The decreases were the result of matured borrowings that the Company procured primarily during the third quarter of 2004 to provide liquidity for loan funding in the face of decreasing deposit balances. The first quarter 2005 deposit growth provided the funds to pay off the maturing borrowings in full. The Company borrowed $25.000 million in Federal Home Loan Bank (FHLB) advances for a five-year term to fund part of the loan growth that occurred in the second quarter of 2005. The second quarter borrowings were obtained at an average cost that was approximately 37 basis points below the borrowing rates at March 31 as the Company took advantage of a temporary decline in rates. The Company also reduced its debt to a correspondent bank by $4.000 million in March, leaving a balance of $2.642 million which is the remaining amount due on debt that was used primarily to repurchase stock, beginning in 1999 and continuing through 2004.

Equity

The Company’s and Bank’s regulatory capital ratios at June 30, 2005, as shown below are in excess of the minimum requirements and qualify the institution as “well capitalized” under the risk-based capital regulations.

                                                                         First M & F Corporation                 M & F Bank
                                                                         -----------------------                 ----------
                                                                          Amount          Ratio           Amount            Ratio
                                                                          ------          -----           ------            -----
Actual:
Total risk-based capital                                                $ 109,122        11.57%           $ 109,570        11.63%
Tier 1 capital                                                             97,316        10.31%              97,776        10.37%
Leverage                                                                   97,316         8.26%              97,776         8.30%

For Capital Adequacy Purposes:
Total risk-based capital                                                  75,478>         8.00%             75,396>         8.00%
Tier 1 capital                                                            37,739>         4.00%             37,698>         4.00%
Leverage                                                                  47,145>         4.00%             47,102>         4.00%

To Be Well Capitalized Under Prompt
     Corrective Action Provisions:
Total capital                                                                                               94,245>        10.00%
Tier 1 capital                                                                                              56,547>         6.00%
Leverage                                                                                                    58,878>         5.00%

The Company repurchased 56,500 shares during the first six months of 2004 at an average price of $35.05 per share. The Company also issued 34,321 shares related to the exercise of stock options during the first six months of 2004 at an average exercise price of $26.60 per share. The Company repurchased 20,000 shares during the first six months of 2005 at an average price of $34.48 per share. The Company also issued 4,000 shares related to the exercise of stock options during the first six months of 2005 at an average exercise price of $26.54 per share. The April 2004 stock repurchase plan ended on May 1, 2005. The Board authorized a new plan in May 2005 for the purchase of up to 10,000 shares on a monthly basis through May 2006.

FIRST M&F CORPORATION

Interest Rate Risk and Liquidity Management

Responsibility for managing the Company’s program for controlling and monitoring interest rate risk and liquidity risk and for maintaining income stability, given the Company’s exposure to changes in interest rates, is vested in the asset/liability committee. Appropriate policy and guidelines, approved by the board of directors, govern these actions. Monitoring is primarily accomplished through monthly reviews and analysis of asset and liability repricing opportunities, market conditions and expectations for the economy. Cash flow analyses are also used to project short-term interest rate risks and liquidity risks. Management believes, at June 30, 2005, there is adequate flexibility to alter the current rate and maturity structures as necessary to minimize the exposure to changes in interest rates, should they occur. The Company is currently in a positive gap position for assets and liabilities repricing within the next year. This generally means that for assets and liabilities maturing and repricing within the next 12 months, the Company is positioned for more assets to mature and reprice than it has in liabilities maturing and repricing.

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

The adequacy of the allowance for loan losses is monitored quarterly with provision accruals approved by the Board. Allowance adequacy is dependent on loan classifications by external examiners as well as by internal loan review personnel, past due loans, loan growth and loss history. The allowance as a percentage of loans at June 30, 2005 is comparable to other peer banks.

The following table shows non-performing loans and other assets of the Company:

(Amounts in thousands)
                                                                    June 30           December 31          June 30
                                                                     2005                2004               2004
                                                                     ----                ----               ----
Nonaccrual loans                                                      $ 1,996             $ 3,302            $ 4,074
Past due 90 days or more and still
   accruing interest                                                      583                 645              1,170
                                                             -----------------   -----------------   ----------------
Total non-performing loans                                              2,579               3,947              5,244
Other real estate                                                       2,643               2,816              2,171
                                                             -----------------   -----------------   ----------------

Total non-performing assets                                           $ 5,222             $ 6,763            $ 7,415
                                                             =================   =================   ================

Ratios:
Non-performing loans to loans                                            .29%                .47%               .66%
Non-performing assets to assets                                          .43%                .59%               .68%
                                                             =================   =================   ================

FIRST M&F CORPORATION
Off-Balance Sheet Arrangements

The Company’s primary off-balance sheet arrangements are in the form of loan commitments and operating lease commitments. At June 30, 2005 the Company had $142.407 million in unused loan commitments outstanding. Of these commitments, $64.484 million mature in one year or less. Lines of credit are established using the credit policy of the Company concerning the lending of money.

Letters of credit are used to facilitate the borrowers’ business and are usually related to the acquisition of inventory or of assets to be used in the customers’ business. Letters of credit are generally secured and are underwritten using the same standards as traditional commercial loans. Most standby letters of credit expire without being presented for payment. However, the presentment of a standby letter of credit would create a loan receivable from the Bank’s loan customer. The Bank’s asset-based lending subsidiary uses commercial letters of credit to facilitate the purchase of inventory items by its customers. There were $58 thousand in commercial letters of credit outstanding at the end of the second quarter. At June 30, 2005 the Company had $25.461 million in financial standby letters of credit issued and outstanding.

A liability of $122 thousand is recognized in Other Liabilities at June 30, 2005 related to the obligation to stand ready to perform related to standby letters of credit.

The Company makes commitments to originate mortgage loans that will be held for sale. The total commitments to originate mortgages to be held for sale were $19.587 million at June 30, 2005. These commitments are accounted for as derivatives and are marked to fair value with changes in fair value recorded in other income. At June 30, 2005 mortgage origination-related derivatives with positive fair values of $25 thousand were included in other assets and derivatives with negative fair values of $9 thousand were included in other liabilities.

The Company also engages in forward sales contracts with mortgage investors to purchase mortgages held for sale. Those forward sale agreements that have a determined price and expiration date are accounted for as derivatives and marked to fair value through other income. At June 30, 2005 the Company had $4.414 million in locked forward sales agreements in place. Forward sale-related derivatives with positive fair values of $1 thousand were included in other assets and derivatives with negative fair values of $29 thousand were included in other liabilities.

In the ordinary course of business the Company enters into rental and lease agreements to secure office space and equipment. The Company has a variety of lease agreements in place, all of which are operating leases. The largest lease obligations are for office equipment and mainframe computer systems.

The Company did not have any variable interest entities or other off-balance sheet vehicles as of June 30, 2005.

The following table summarizes the obligations of the Company:

(Amounts in thousands)
                                                                                 Payments Due by Period
                                                                                 ----------------------
                                                                           Less                                            More
                                                                          Than 1         1 - 3           3 - 5            Than 5
Contractual Obligations                                  Total             Year          Years           Years             Years
-----------------------                                  -----             ----          -----           -----             -----
Long-term debt                                           $111,478         $14,884        $41,725         $31,197          $23,672
Capital lease obligations                                       -               -              -               -                -
Operating leases                                            2,217             972          1,090             155                -
Purchase obligations                                            -               -              -               -                -
Other long-term liabilities                                     -               -              -               -                -
                                                       -----------     -----------    -----------    ------------    -------------
   Total                                                 $113,695         $15,856        $42,815         $31,352          $23,672
                                                       ===========     ===========    ===========    ============    =============

FIRST M&F CORPORATION
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

FIRST M&F CORPORATION

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

In March, 2004, the Financial Accounting Standards Board (FASB) approved certain additional provisions of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Applications to Certain Investments.” These revisions require disclosures for cost method investments similar to those previously presented in fiscal 2003 financial statements for investments accounted for under SFAS No. 115. These revisions also clarify the appropriate timing and methodology for evaluating whether an “other-than-temporary” impairment has occurred. The new impairment evaluation and recognition guidance was originally effective for reporting periods beginning after June 15, 2004. An impairment is considered “other-than-temporary” unless, (1) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to or beyond the cost of the investment and (2) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. An issue of great concern to financial institutions is the implication that impairments resulting from increases in interest rates, sector spreads, or both may be required to be recognized if the impairment (or interest rate environment) persists. The FASB issued an exposure draft of a proposed FASB Staff Position (FSP) in September 2004, FSP EITF Issue 03-1-a to address these concerns and clarify the effect on other temporarily impaired debt securities in a class of a decision to dispose of a temporarily impaired debt security, thereby triggering an impairment charge. The comment period for this exposure draft ended on October 29, 2004. The FASB decided on June 29, 2005 not to provide additional guidance on the meaning of other-than-temporary impairment, but directed its staff to issue proposed FSP EITF 03-1-a as final under the new title FSP FAS 115-1. The new FSP will supersede EITF Issue No. 03-1, will refer to existing accounting pronouncements to replace the guidance on whether an impairment is other-than-temporary, and will be effective for periods beginning after September 15, 2005. The final FSP FAS 115-1 is expected to be issued in August 2005.

In October, 2003, the FASB approved the AICPA’s issuance of SOP 03-3, “Accounting for Loans or Certain Debt Securities Acquired in a Transfer”, which modifies the accounting for certain loans that are acquired with evidence of deterioration in credit quality since origination. SOP 03-3 does not allow the excess of contractual cash flows over cash flows expected to be collected to be recognized as a yield adjustment, valuation allowance, or other loss accrual. Therefore, the yield that may be accreted is limited to the excess of cash flows expected to be collected in excess of the acquirer’s initial investment in the loan or security. SOP 03-3 is effective for years beginning after December 15, 2004. This pronouncement was adopted on January 1, 2005 and is being applied prospectively. The FDIC has also clarified that past due classifications are to be determined with reference to the contractual cash flows of the loans rather than the expected cash flows used in recording the transfer.

FIRST M&F CORPORATION

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of these equity instruments. SFAS 123R requires that the cost of share-based employee compensation be recognized as an expense over the period that the employee earns the awards. The Company will use the “modified prospective” method of adopting the new standard. This method basically requires that the grant date fair value of unearned share-based compensation must begin to be recognized, starting at the adoption date and going forward. All new awards after the adoption date will be accounted for at fair value and recognized over the periods that they are earned by the employees. The adoption date for the Company would be July 1, 2005 under SFAS 123R. In March 2005 the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) clarifying valuation and other issues related to the implementation of SFAS 123R. In April 2005 the SEC issued guidance stating that it would allow companies to adopt SFAS 123R starting with fiscal years beginning after June 15, 2005, thereby delaying the Company’s adoption date to January 1, 2006. The Company does not expect the adoption of SFAS 123R to have a material effect on its financial statements.

In May 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect the correction of an error. SFAS 154 requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 also carries forward the guidance in APB Opinion No. 20 requiring justification of a change in accounting principle on the basis of preferability. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material effect on its financial statements.

On June 30, 2005 the FASB issued an exposure draft of a proposed Statement of Financial Accounting Standards titled, “Consolidated Financial Statements, Including Accounting and Reporting of Noncontrolling Interests in Subsidiaries – a replacement of ARB No. 51.” This proposed Statement would replace Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” as amended by FASB Statement No. 94, “Consolidation of All Majority-Owned Subsidiaries.” It also would establish standards for the accounting and reporting of noncontrolling interests (sometimes called minority interests) in consolidated financial statements and for the loss of control of subsidiaries. This proposed Statement would carry forward, without reconsideration, the provisions of ARB 51, as amended, related to consolidation purpose and policy and certain of the provisions related to consolidation procedure. It would not change the requirement in ARB 51 that all companies in which the parent has a controlling financial interest be consolidated. This exposure draft proposes that (1) noncontrolling interests should be reported in the consolidated statement of financial position within equity, and presented separately from the parent shareholders’ equity, (2) net income or loss and each component of other comprehensive income would be attributed to the controlling and noncontrolling interests based on relative ownership interests unless the controlling and noncontrolling parties have a separate agreement defining the attribution, (3) losses attributable to the noncontrolling interest that exceed the carrying value of the noncontrolling interest would be attributed to the noncontrolling interest rather than to the controlling interest, (4) once control of a subsidiary is obtained, changes in ownership interests in that subsidiary that do not result in a loss of control would be accounted for as equity transactions generally effecting paid-in capital and (5) an entity with one or more partially owned subsidiaries would have to provide certain disclosures showing the effects of transactions with noncontrolling interests in the financial statement footnotes. The proposed Statement would become effective for annual periods beginning on or after December 15, 2006. The deadline for comments on this exposure draft is October 28, 2005.

FIRST M&F CORPORATION

On June 30, 2005 the FASB issued an exposure draft of a proposed Statement of Financial Accounting Standards titled, “Business Combinations – a replacement of FASB Statement No. 141.” This exposure draft was issued concurrently by the FASB and the International Accounting Standards Board (IASB). It requires that all business combinations be accounted for by applying the acquisition method (currently called the purchase method) in which the acquirer measures and recognizes the acquiree, as a whole, and the assets acquired and liabilities assumed at their fair values as of the acquisition date. Among other things, the proposed Statement (1) requires that the recognition and measurement of a business combination would be as of the acquisition date rather than the date of the agreement and (2) requires that in a business combination that is an exchange of equal values, the acquirer should measure and recognize 100 percent of the fair value of the acquiree as of the acquisition date. This applies even in business combinations in which the acquirer holds less than 100 percent of the equity interests in the acquiree at that date, effectively attributing goodwill to noncontrolling interests. The proposed Statement also (3) requires all acquisition-related costs (including advisory, legal, accounting, debt and equity issuance costs) to be excluded from the measurement of the consideration transferred for the acquiree, (4) requires that all assets (including loan receivables) acquired be recognized at fair value and therefore no separate allowance for bad debts or other valuation allowances would be recognized as of the acquisition date, (5) amends SFAS 5, “Accounting for Contingencies” to exclude from its scope assets and liabilities arising from contingencies acquired or assumed in a business combination, which would be recognized at their fair values on the acquisition date, and (6) requires that the excess of fair value assumed over the value of the consideration paid be used to reduce goodwill, with any excess after goodwill is reduced to zero being recognized in earnings on the acquisition date. The proposed Statement would become effective for annual periods beginning on or after December 15, 2006. The deadline for comments on this exposure draft is October 28, 2005.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market risk reflects the risk of economic loss resulting from changes in interest rates and market prices. This risk of loss can be reflected in either reduced potential net interest income in future periods or diminished market values of financial assets.

The Company’s market risk arises primarily from interest rate risk, which the asset/liability management committee monitors and manages on a monthly basis. The committee manages the interest rate risks inherent in the loan, investment, deposit and borrowing portfolios of the institution. The asset/liability management committee determines the risk profile of the Company and determines strategies to maintain interest rate sensitivity at a low level. As of June 30, 2005, the institution was in a positive repricing gap position of approximately 19.99% of assets.

Interest rate shock analysis shows that the Company will experience a 3.14% decrease over 12 months in its net interest income with an immediate and sustained 100 basis point decrease in interest rates. An immediate and sustained increase in rates of 100 basis points will result in a 2.65% increase in net interest income. Factors that influence the simulation results are (1) the assumption that floating-rate loans adjust approximately simultaneously with changes in general interest rates, (2) the assumption that core deposits such as NOW and MMDA accounts will have average lives much longer than their initial repricing periods, (3) that noninterest-bearing deposits are a stable, long-term source of funds, and (4) the durations of mortgage-backed securities will extend during periods of rising rates and shorten during periods of falling rates.

An analysis of the change in market value of equity shows how an interest rate shock will affect the difference between the market value of assets and the market value of liabilities. With all financial instruments being stated at market value, the market value of equity will decrease by 1.11% with an immediate and sustained decrease in interest rates of 100 basis points. The market value of equity will decrease by .40% with an immediate and sustained increase in interest rates of 100 basis points. These simulated changes in market value of equity are strongly influenced by the shorter duration of loans during a falling rate environment, thus causing core deposits to have a higher duration than earning assets, resulting in larger increases in fair values of liabilities than in assets. In a rising rate environment, loan durations tend to extend and deposit durations tend to decrease, causing the decrease in market value of equity. A stabilizing factor in the rising rate simulation is the positive effect of noninterest-bearing deposits and the decline in fair value of the long-term borrowings.

The Company had no hedging instruments in place at June 30, 2005.

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

As of June 30, 2005 (the “Evaluation Date”), the Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in the Exchange Act Rules. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are sufficiently effective to ensure that material information relating to the Company and required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. During the last quarter ended June 30, 2005 there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of common stock for the program in place during the second quarter of 2005:

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
                                                                                  (or Units) Purchased      of Shares (or Units)
                                   Total Number                                        As Part of              That May Yet Be
                                  of Shares (or          Average Price Paid        Publicly Announced        Purchased Under the
           Period                units) Purchased       Per Share (or Unit)         Plans or Programs         Plans or Programs
           ------                ----------------       -------------------         -----------------         -----------------
04/01/05 - 04/30/05 (1)                   -                   $    -                          -                         -
05/01/05 - 05/31/05 (2)                   -                        -                          -                   120,000
06/01/05 - 06/30/05                  10,000                    34.74                     10,000                   110,000

     (1) On April 14, 2004, the Board authorized a program to repurchase up to 120,000 shares of common stock in the open market over a twelve month period beginning on May 1, 2004 and ending on April 30, 2005. The authorization limited the number of shares that could be repurchased in any calendar month to no more than 10,000.
     (2) On May 11, 2005 the Board authorized a program to repurchase up to 10,000 shares of common stock per month in the open market over a twelve month period beginning on May 15, 2005 and ending on May 14, 2006.
Item 3 - Defaults Upon Senior Securities

None.

FIRST M&F CORPORATION

Item 4 - Submission of Matters to a Vote of Security Holders

The annual stockholders’ meeting was held on April 13, 2005. The stockholders elected seven directors to serve a three year term to expire in April, 2008 as summarized below:

Directors Elected                                        Votes For                             Votes Withheld
-----------------                                        ---------                             --------------
Hollis C. Cheek                                          3,633,976                                     29,841
Jon A. Crocker                                           3,634,175                                     29,642
Toxy Hall, III                                           3,632,463                                     31,354
J. Marlin Ivey                                           3,630,148                                     33,669
Otho E. Pettit, Jr.                                      3,627,176                                     36,641
Charles W. Ritter, Jr.                                   3,628,578                                     35,239
L. F. Sams, Jr.                                          3,633,462                                     30,355

There were 4,496,159 shares entitled to vote on the proposals, with 3,663,817 shares, or 81.49% actually being voted.

The stockholders voted to approve the First M&F Corporation 2005 Equity Incentive Plan as attached to the Company’s Proxy Statement dated March 15, 2005 with the votes summarized below.

                                  Votes For                  Votes Withheld                        Abstained
                                  ---------                  --------------                        ---------
                                  2,885,989                          86,219                           65,863

Broker non-votes:   625,746
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

     Exhibit 10(A) - First M&F Corporation 2005 Equity Incentive Plan. Filed as Appendix A to the Company's Proxy
     Statement, March 15, 2005, incorporated herein by reference

     Exhibit 10(B) - Merchants and Farmers Bank Profit and Savings Plan, as amended.

     Exhibit 11 - Computation of Earnings Per Share - See note 3 to the consolidated financial statements included in this report.

     Exhibit 31 - Rule 13a-14(a)/15d-14(a) Certifications.

     Exhibit 32 - Section 1350 Certifications.

FIRST M & F CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST M & F CORPORATION

Date : August 9, 2005

BY:     /s/ Hugh S. Potts, Jr.                                         BY:   /s/ John G. Copeland
      -----------------------------------                                   -------------------------------
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

3 (B)   Bylaws, as amended. Filed as Exhibit 3-b to the Company's Form S-1 (File No. 33-08751) September 15, 1986,
        incorporated herein by reference.

10(A)   First M&F Corporation 2005 Equity Incentive Plan. Filed as Appendix A to the Company's Proxy Statement, March 15,
        2005, incorporated herein by reference

10(B)   Merchants and Farmers Bank Profit and Savings Plan, as amended.

11      Computation of Earnings Per Share - Filed herewith as note 3 to the consolidated financial statements.

31      Rule 13a-14(a) Certification of Hugh S. Potts, Jr., Chief Executive Officer and Rule 13a-14(a) Certification of John G.
        Copeland, Chief Financial Officer

32       Section 1350 Certification of Hugh S. Potts, Jr., Chief Executive Officer and Section 1350 Certification of John G.
         Copeland, Chief Financial Officer