Form 10-Q
period 2005-09-30
FIRST M&F CORP/MS
filed 2005-11-09
CIK 320387

                              FIRST M & F CORPORATION

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20459

                                     FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                       For the quarter ended September 30, 2005
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

                              Yes   X       No
                                  -----        -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                              Yes   X       No
                                  -----        -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                              Yes           No   X
                                  -----        -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at October 31, 2005
            -----                             -------------------------------

Common stock ($5.00 par value)                       4,492,159 shares

                                              FIRST M & F CORPORATION

                                                     FORM 10-Q

                                                       INDEX

PART 1:           FINANCIAL INFORMATION                                                                  Page

Item 1            Financial Statements (unaudited):                                                          3
                     Consolidated Statements of Condition                                                    4
                     Consolidated Statements of Income                                                       5
                     Consolidated Statements of Comprehensive Income                                         6
                     Consolidated Statements of Stockholders' Equity                                         7
                     Consolidated Statements of Cash Flows                                                   8
                     Notes to Consolidated Financial Statements                                             10
                     Report of Independent Registered Public Accounting Firm                                16

Item 2            Management's Discussion and Analysis of Financial Condition and Results of Operation      17

Item 3            Quantitative and Qualitative Disclosures About Market Risk                                33

Item 4            Controls and Procedures                                                                   34

PART II:          OTHER INFORMATION

Item 1            Legal Proceedings                                                                         34

Item 2            Unregistered Sales of Equity Securities and Use of Proceeds                               34

Item 3            Defaults upon Senior Securities                                                           34

Item 4            Submission of Matters to a Vote of Security Holders                                       35

Item 5            Other Information                                                                         35

Item 6            Exhibits                                                                                  35

SIGNATURES                                                                                                  36

EXHIBIT INDEX

CERTIFICATIONS

                                              FIRST M & F CORPORATION

                                           PART I: FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

                                      FIRST M & F CORPORATION AND SUBSIDIARY

                                       Consolidated Statements of Condition
                                                    (Unaudited)
                                         (In Thousands, Except Share Data)

                                                                                       September 30                December 31
                                                                                       ------------                -----------
Assets                                                                           2005               2004               2004
------                                                                           ----               ----               ----
Cash and due from banks                                                         $47,124            $28,843             $40,376
Interest bearing bank balances                                                    1,824              5,798               5,105
Federal funds sold                                                                    -                  -               3,550
Securities available for sale, amortized cost
   of $189,492, $185,281 and $172,808                                           189,397            189,192             175,654
Loans held for sale                                                               6,553             13,032              12,236

Loans, net of unearned income                                                   925,283            826,859             832,486
   Allowance for loan losses                                                    (12,410)           (12,320)            (11,619)
                                                                          --------------     --------------    ----------------
    Net loans                                                                   912,873            814,539             820,867
                                                                          --------------     --------------    ----------------

Bank premises and equipment                                                      28,957             25,795              26,497
Accrued interest receivable                                                       8,158              7,063               7,126
Other real estate                                                                 2,730              2,330               2,816
Goodwill                                                                         16,348             16,348              16,348
Other intangible assets                                                             372                427                 413
Bank owned life insurance                                                        14,178             13,705              13,849
Other assets                                                                     18,369             17,515              17,875
                                                                          --------------     --------------    ----------------

                                                                            $ 1,246,883        $ 1,134,587         $ 1,142,712
                                                                          ==============     ==============    ================
Liabilities and Stockholders' Equity
Liabilities:
Noninterest-bearing deposits                                                   $147,952           $129,613            $137,728
Interest-bearing deposits                                                       802,197            718,771             739,536
                                                                          --------------     --------------    ----------------
    Total deposits                                                              950,149            848,384             877,264
                                                                          --------------     --------------    ----------------
Short-term borrowings                                                            35,160             20,746              16,808
Other borrowings                                                                135,694            144,097             128,838
Accrued interest payable                                                          2,222              1,636               1,728
Other liabilities                                                                 7,473              7,537               5,605
                                                                          --------------     --------------    ----------------
    Total liabilities                                                         1,130,698          1,022,400           1,030,243
                                                                          --------------     --------------    ----------------

Noncontrolling interest in subsidiaries                                               -                 47                   1
                                                                          --------------     --------------    ----------------

Stockholders' equity:
Preferred stock:
   Class A; 1,000,000 shares authorized                                               -                  -                   -
   Class B; 1,000,000 shares authorized                                               -                  -                   -
Common stock of $5.00 par value; 15,000,000 shares
   authorized: 4,492,159, 4,519,859 and
   4,506,159 shares issued                                                       22,461             22,599              22,531
Additional paid-in capital                                                       29,131             30,019              29,587
Nonvested restricted stock awards                                                    31                  -                   -
Retained earnings                                                                66,170             58,600              60,113
Accumulated other comprehensive income                                           (1,608)               922                 237
                                                                          --------------     --------------    ----------------
    Total stockholders' equity                                                  116,185            112,140             112,468
                                                                          --------------     --------------    ----------------
                                                                            $ 1,246,883        $ 1,134,587         $ 1,142,712
                                                                          ==============     ==============    ================

The accompanying notes are an integral part of these financial statements.

                                      FIRST M & F CORPORATION AND SUBSIDIARY

                                         Consolidated Statements of Income
                                                    (Unaudited)
                                         (In Thousands, Except Share Data)

                                                                    Three Months Ended                    Nine Months Ended
                                                                    ------------------                    -----------------
                                                                       September 30                         September 30
                                                                       ------------                         ------------
Interest income:                                                 2005               2004               2005              2004
                                                                 ----               ----               ----              ----
Interest and fees on loans                                    $     15,100       $     12,482        $    42,668       $   36,687
Interest on loans held for sale                                         94                116                360              310
Taxable investments                                                  1,479              1,382              4,294            4,140
Tax-exempt investments                                                 505                555              1,526            1,675
Federal funds sold                                                       7                  2                179              100
Interest bearing bank balances                                          46                 19                159               71
                                                            ---------------     --------------    ---------------    -------------
      Total interest income                                         17,231             14,556             49,186           42,983
                                                            ---------------     --------------    ---------------    -------------

Interest expense:
Deposits                                                             4,693              2,940             12,742            8,616
Short-term borrowings                                                  244                182                552              464
Other borrowings                                                     1,193              1,134              3,179            3,319
                                                            ---------------     --------------    ---------------    -------------
      Total interest expense                                         6,130              4,256             16,473           12,399
                                                            ---------------     --------------    ---------------    -------------

      Net interest income                                           11,101             10,300             32,713           30,584
Provision for loan losses                                              767                620              2,456            4,079
                                                            ---------------     --------------    ---------------    -------------
      Net interest income after
      provision for loan losses                                     10,334              9,680             30,257           26,505
                                                            ---------------     --------------    ---------------    -------------

Noninterest income:
Service charges on deposit accounts                                  2,372              1,977              6,291            5,730
Mortgage banking income                                                197                200                583              630
Agency commission income                                             1,025              1,077              2,982            2,874
Trust and brokerage income                                             115                 87                352              322
Bank owned life insurance income                                       100                144                329              437
Securities gains (losses), net                                           -                 (7)                 -               46
Other income                                                           657                372              2,049            1,473
                                                            ---------------     --------------    ---------------    -------------
      Total noninterest income                                       4,466              3,850             12,586           11,512
                                                            ---------------     --------------    ---------------    -------------

Noninterest expenses:
Salaries and employee benefits                                       5,960              5,360             16,708           15,267
Net occupancy expenses                                                 654                575              1,857            1,699
Equipment expenses                                                     635                616              1,898            1,904
Software and processing expenses                                       283                326                855              973
Telecommunication expenses                                             200                208                581              619
Marketing and business development expenses                            425                589              1,047            1,228
Intangible asset amortization                                           14                 13                 41               62
Other expenses                                                       1,753              1,798              5,784            5,600
                                                            ---------------     --------------    ---------------    -------------
      Total noninterest expenses                                     9,924              9,485             28,771           27,352
                                                            ---------------     --------------    ---------------    -------------

      Income before income taxes and noncontrolling                  4,876              4,045             14,072           10,665
interests
Income taxes                                                         1,588              1,233              4,539            3,156
Noncontrolling interest in earnings (losses) of
subsidiaries,
 net of taxes of $3, $18, $4 and $373                                    4                 31                  6             (626)
                                                            ---------------     --------------    ---------------    -------------

      Net income                                              $      3,284        $     2,781        $     9,527      $     8,135
                                                            ===============     ==============    ===============    =============

Earnings per share:
   Basic                                                      $        .73        $       .62         $     2.12       $     1.79
   Diluted                                                    $        .73        $       .61         $     2.11       $     1.78
                                                            ===============     ==============    ===============    =============

The accompanying notes are an integral part of these financial statements.

                                      FIRST M & F CORPORATION AND SUBSIDIARY

                                  Consolidated Statements of Comprehensive Income
                                                    (Unaudited)
                                                  (In Thousands)

                                                                         Three Months Ended                  Nine Months Ended
                                                                         ------------------                  -----------------
                                                                            September 30                       September 30
                                                                            ------------                       ------------
                                                                       2005              2004              2005             2004
                                                                       ----              ----              ----             ----
Net income                                                            $ 3,284           $ 2,791           $ 9,527         $ 8,135

Other comprehensive income:
Change in unrealized gains (losses) on securities
   available for sale, net of tax of $565 and $607 for the
   three months ended September 30 and $1,097 and $839
   for the nine months ended September 30                                (950)            1,025            (1,845)         (1,406)
Reclassification adjustment for (gains) losses on securities available for sale included in net income, net of
   tax of $0 and $3 for the three months ended
   September 30 and $0 and $17 for the nine months ended
   September 30
                                                                            -                 5                 -             (28)
Minimum pension liability adjustment, net of tax
                                                                            -                 -                 -               -
                                                               ---------------    --------------    --------------    ------------

      Other comprehensive income                                         (950)            1,030            (1,845)         (1,434)
                                                               ---------------    --------------    --------------    ------------

      Total comprehensive income                                      $ 2,334           $ 3,811           $ 7,682         $ 6,701
                                                               ===============    ==============    ==============    ============

The accompanying notes are an integral part of these financial statements.

                                      FIRST M & F CORPORATION AND SUBSIDIARY

                                  Consolidated Statements of Stockholders' Equity
                                   Nine Months Ended September 30, 2005 and 2004
                                                    (Unaudited)
                                         (In Thousands, Except Share Data)

                                                                  Nonvested                        Accumulated
                                                 Additional      Restricted                           Other
                                   Common          Paid-in          Stock         Retained        Comprehensive
                                    Stock          Capital         Awards         Earnings           Income             Total
                                 ------------    ------------    ------------    ------------    ----------------    -------------
January 1, 2004                   $   22,825      $   31,624         $     -      $   53,873           $   2,356      $   110,678
Net income                                 -               -               -           8,135                   -            8,135
Cash dividends ($.75 per share)            -               -               -          (3,408)                  -           (3,408)
36,321 common shares issued
  in exercise of stock options           182             787               -               -                   -              969
81,500 common shares
  repurchased                           (408)         (2,392)              -               -                   -           (2,800)
Net change                                 -               -               -               -              (1,434)          (1,434)
                                 ------------    ------------    ------------    ------------    ----------------    -------------

September 30, 2004                $   22,599      $   30,019          $    -      $   58,600           $     922      $   112,140
                                 ============    ============    ============    ============    ================    =============

January 1, 2005                   $   22,531      $   29,587          $    -      $   60,113           $     237      $   112,468
Net income                                 -               -               -           9,527                   -            9,527
Cash dividends ($.77 per share)            -               -               -         (3,470)                   -          (3,470)
6,000 common shares issued
  in exercise of stock options            30             129               -               -                   -              159
20,000 common shares
  repurchased                          (100)           (590)               -               -                   -            (690)
Compensation expense recognized
  for stock options                        -               5               -               -                   -                5
Compensation expense recognized
  for restricted stock awards              -               -              31               -                   -               31
Net change                                 -               -               -               -             (1,845)          (1,845)
                                 ------------    ------------    ------------    ------------    ----------------    -------------

September 30, 2005                $   22,461      $   29,131          $   31      $   66,170           $ (1,608)      $   116,185
                                 ============    ============    ============    ============    ================    =============

The accompanying notes are an integral part of these financial statements.

                                      FIRST M & F CORPORATION AND SUBSIDIARY

                                       Consolidated Statements of Cash Flows
                                                    (Unaudited)
                                                  (In Thousands)

                                                                                               Nine Months Ended September 30
                                                                                               ------------------------------
                                                                                                   2005                2004
                                                                                                   ----                ----
Cash flows from operating activities:
Net income                                                                                    $       9,527         $    8,135
Adjustments to reconcile net income
  to net cash provided by operating activities:
  Share-based compensation                                                                               36                  -
  Depreciation and amortization                                                                       1,483              1,437
  Provision for loan losses                                                                           2,456              4,079
  Mortgage banking fair value adjustments                                                                38                  -
  Net investment amortization                                                                           394                625
  Capitalized dividends on FHLB stock                                                                  (155)               (88)
  Net change in unearned fees/deferred costs on loans                                                   163                159
  Net accretion of discount on time deposits                                                             30                  -
  Gain on securities available for sale                                                                   -                (46)
  Gain on loans held for sale                                                                          (307)               (81)
  Other asset sales (gains)/losses                                                                      322               (173)
  Earnings (loss) of noncontrolling interest                                                             10               (999)
  Deferred income taxes                                                                                (211)              (395)
  (Increase) decrease in:
     Accrued interest receivable                                                                     (1,032)               267
     Cash surrender value of bank owned life insurance                                                 (329)              (436)
     Loans held for sale                                                                              5,979               (624)
     Other assets                                                                                       691               (707)
  Increase (decrease) in:
     Accrued interest payable                                                                           494                257
     Other liabilities                                                                                1,476                (48)
                                                                                           -----------------    ---------------

          Net cash provided by operating activities                                                  21,065             11,953
                                                                                           -----------------    ---------------

Cash flows from investing activities:
Purchases of securities available for sale                                                          (68,446)           (36,844)
Sales of securities available for sale                                                                2,027             14,390
Maturities of securities available for sale                                                          49,341             17,969
Redemptions of FHLB stock, net of purchases                                                             563               (310)
Net (increase) decrease in:
     Interest bearing bank balances                                                                   3,281             (3,244)
     Federal funds sold                                                                               3,550                950
     Loans                                                                                          (96,664)           (64,083)
     Bank premises and equipment                                                                     (3,812)            (2,935)
Proceeds from sales of other real estate and other repossessed assets                                 1,844              1,337
                                                                                           -----------------    ---------------

          Net cash used in investing activities                                                    (108,316)           (72,559)
                                                                                           -----------------    ---------------

                                                                                                                (Continued)

                                      FIRST M & F CORPORATION AND SUBSIDIARY

                                       Consolidated Statements of Cash Flows
                                                    (Unaudited)
                                                  (In Thousands)

                                                                                              Nine Months Ended September 30
                                                                                              ------------------------------
                                                                                                  2005                2004
                                                                                                  ----                ----
Cash flows from financing activities:
Net increase in deposits                                                                        $    72,855        $    27,396
Net increase (decrease) in short-term borrowings                                                     18,352              5,541
Proceeds from other borrowings                                                                       56,000             54,750
Repayments of other borrowings                                                                      (49,184)           (32,848)
Earnings distributions to noncontrolling interests                                                      (23)                 -
Cash dividends                                                                                       (3,470)            (3,408)
Common shares issued                                                                                    159                969
Common shares repurchased                                                                              (690)            (2,800)
                                                                                           -----------------    ---------------

          Net cash provided by financing activities                                                  93,999             49,600
                                                                                           -----------------    ---------------

          Net increase (decrease) in cash and due from banks                                          6,748            (11,006)

Cash and due from banks at January 1                                                                 40,376             39,849
                                                                                           -----------------    ---------------

Cash and due from banks at September 30                                                         $    47,124        $    28,843
                                                                                           =================    ===============

Total interest paid                                                                             $    15,948        $    12,143
Total income taxes paid                                                                               3,521              3,778
Income tax refunds received                                                                              17                  -
Transfers of loans to foreclosed property                                                             1,949              2,678
                                                                                           =================    ===============

The accompanying notes are an integral part of these financial statements.

                                      FIRST M & F CORPORATION AND SUBSIDIARY

                                    Notes to Consolidated Financial Statements
                                         (In Thousands, Except Share Data)
Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements of First M & F Corporation include the financial statements of Merchants and Farmers Bank, a wholly owned subsidiary, and the Bank’s wholly owned subsidiaries, First M & F Insurance Company, Inc., M & F Financial Services, Inc., M & F Bank Securities Corporation, M & F Insurance Agency, Inc., M & F Insurance Group, Inc., and M & F Business Credit, Inc. The consolidated financial statements also include the Bank’s 51% ownership in Merchants Financial Services, LLC, an accounts receivable financing business, and the Bank’s 55% ownership in MS Statewide Title, LLC, a title insurance agency. Certain reclassifications have been made to the 2004 financial statements to be consistent with the 2005 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on form 10-K for the year ended December 31, 2004.

Note 2: Share-Based Compensation

The Company adopted Statement of Financial Accounting Standards (SFAS) 123 (revised 2004), “Share-Based Payment”, as of July 1, 2005. SFAS No. 123R requires the use of the fair value method of accounting for stock-based compensation. The Company adopted the modified prospective method of transition whereby stock-based compensation expense is recognized prospectively for all stock-based awards that were not fully vested as of the date of adoption of the Statement, and for all awards issued thereafter. The following table shows the third quarter of 2005 effect on certain operating items of adopting SFAS No. 123R.

                                                                                       Under SFAS No. 123 And
                                                    Under SFAS No. 123R                  APB Opinion No. 25           Difference
                                             -----------------------------------    ------------------------------    ------------
Net income before tax                                                  $   (36)                          $   (32)          $  (4)
Net income                                                                 (23)                              (20)             (3)
Cash flows from operations                                                   -                                 -               -
Cash flows from financing activities:
   Stock options exercised                                                  53                                53               -
   Tax benefits realized                                                     -                                 -               -

Earnings per share effect:
   Basic                                                               $  (.01)                           $ (.01)          $   -
   Diluted                                                                (.01)                             (.01)              -
                                             ===================================    ==============================    ============

                                      FIRST M & F CORPORATION AND SUBSIDIARY

                                    Notes to Consolidated Financial Statements
                                         (In Thousands, Except Share Data)
Note 2 (Continued)

Through June 30, 2005 the Company accounted for its stock-based employee compensation plans based on the “intrinsic value method” provided in Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized on option plans.

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, requires pro forma disclosures for net income and earnings per share for companies not adopting its fair value accounting method for stock-based employee compensation. SFAS No. 123R requires that these disclosures be made for all periods for which SFAS No. 123R is not retrospectively applied. The pro forma disclosures required by SFAS No. 123 are shown below using the fair value method of SFAS No. 123R to measure compensation expense for stock-based employee compensation plans.

                                                               Three Months Ended September 30      Nine Months Ended September 30
                                                               -------------------------------      ------------------------------
                                                                   2005               2004               2005              2004
                                                                   ----               ----               ----              ----
Net income, as reported                                         $    3,284         $    2,781         $    9,527       $    8,135
Add: Stock option expense recognized, net of taxes                       3                  -                  3                -
         Restricted stock award expense recognized,
         net of taxes                                                   20                  -                 20                -

Less: Total stock option expense determined under
          the fair value method, net of taxes                            3                  3                  9               34
          Restricted stock award expense, net of taxes                  20                  -                 20                -
                                                             --------------     --------------    ---------------    -------------

Pro forma net income                                            $    3,284         $    2,778         $    9,521       $    8,101
                                                             ==============     ==============    ===============    =============

Earnings per share:
   Basic - as reported                                          $      .73         $      .62         $     2.12       $     1.79
   Basic - pro forma                                            $      .73         $      .62         $     2.12       $     1.78

   Diluted - as reported                                        $      .73         $      .61         $     2.11       $     1.78
   Diluted - pro forma                                          $      .73         $      .61         $     2.11       $     1.77
                                                             ==============     ==============    ===============    =============

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option pricing model.

The following table is a summary of outstanding options and weighted average exercise prices.

                                                                           Nine Months Ended September 30
                                                                           ------------------------------
                                                                        2005                                  2004
                                                                        ----                                  ----
                                                             Number              Price             Number             Price
                                                             ------              -----             ------             -----
January 1                                                     126,185         $     30.14          174,406        $      29.55
Exercised                                                      (6,000)              26.56          (36,321)              26.67
Expired                                                        (4,000)              30.97          (10,000)              35.75
Granted                                                         3,500               34.00            2,500               34.73
                                                       ---------------    ----------------    --------------    ---------------

September 30                                                  119,685              $30.40           130,585             $30.00
                                                       ===============    ================    ==============    ===============

Exercisable at September 30, 2005                             110,985              $30.22

                                      FIRST M & F CORPORATION AND SUBSIDIARY

                                    Notes to Consolidated Financial Statements
                                         (In Thousands, Except Share Data)
Note 2: (Continued)

The Company estimates a forfeiture rate of 9.45% (1.89% annual rate) for stock options issued to employees and a forfeiture rate of 5.45% (1.09% annual rate) for stock options issued to directors in determining net compensation costs that are recognized in the third quarter of 2005 and prospectively.

In August, 2005 the Company issued 38,383 restricted stock awards at a grant date fair value of $34.15. Substantially all of the shares vest in seven (7) years and are potentially forfeitable until the vesting date. Additionally the shares include a performance condition that may accelerate vesting at the achievement of $4.44 diluted earnings per share and $20 million in net income. Non-achievement of the performance condition during the seven (7) year vesting period would not prevent vesting of the shares. At September 30 there was $1.279 million in unrecognized compensation cost. The Company estimates that 4.00% (.57% annual rate) of the nonvested shares will be forfeited in determining net compensation expenses recognized.

Note 3: Earnings Per Share
                                                         Three Months Ended September 30          Nine Months Ended September 30
                                                         -------------------------------          ------------------------------
                                                             2005                2004                2005                2004
                                                             ----                ----                ----                ----
Net income                                                $     3,284         $     2,781        $     9,527          $     8,135
                                                     =================    ================    ===============     ================

Weighted average shares outstanding                         4,490,398           4,532,207          4,495,976            4,551,200
Add dilutive effect of share-based
     compensation instruments                                     886              10,255              9,090               14,757
                                                     -----------------    ----------------    ---------------     ----------------

     Adjusted dilutive shares outstanding                   4,491,284           4,542,462          4,505,066            4,565,957
                                                     =================    ================    ===============     ================

Earnings per share:
     Basic                                                $       .73         $       .62        $      2.12          $      1.79
     Diluted                                              $       .73         $       .61        $      2.11          $      1.78
                                                     =================    ================    ===============     ================

Stock options and stock awards not included in
     adjusted shares due to anti-dilutive effect                4,437                 579              1,761                  395

                                      FIRST M & F CORPORATION AND SUBSIDIARY

                                    Notes to Consolidated Financial Statements
                                         (In Thousands, Except Share Data)

Note 4: Loans

The composition of the loan portfolio is shown in the table below:

                                                                           September 30
                                                             ------------------------------------------          December 31
                                                                    2005                   2004                      2004
                                                             -------------------     ------------------      ---------------------

Commercial, financial and agricultural                                $ 164,646              $ 140,767                  $ 128,735
Non-residential real estate                                             483,341                402,363                    416,176
Residential real estate                                                 205,235                207,249                    211,696
Home equity loans                                                        27,181                 25,436                     26,050
Consumer loans                                                           42,090                 47,569                     46,678
Other loans                                                               2,790                  3,475                      3,151
                                                             -------------------     ------------------      ---------------------

Total loans                                                           $ 925,283              $ 826,859                  $ 832,486
                                                             ===================     ==================      =====================

The following table is a summary of the activity in the Allowance for Loan Losses for the first nine months of 2005 and 2004.

                                                                                             Nine Months Ended September 30
                                                                                             ------------------------------
                                                                                             2005                      2004
                                                                                             ----                      ----
Balance at January 1                                                                          $ 11,619                   $ 10,891

Loans charged off                                                                               (2,207)                    (3,493)
Recoveries                                                                                         542                        843
                                                                                  ---------------------    -----------------------
     Net charge-offs                                                                            (1,665)                    (2,650)
                                                                                  ---------------------    -----------------------

Provision for loan losses                                                                        2,456                      4,079
                                                                                  ---------------------    -----------------------

Balance at September 30                                                                       $ 12,410                   $ 12,320
                                                                                  =====================    =======================

Note 5:  Goodwill and Other Intangible Assets

Following is a summary of intangible assets, net of accumulated amortization, included in the Consolidated Statements of
Condition:

                                                                                                  Customer
                                                                                  Core             Renewal          Noncompete
                                                              Goodwill          Deposits            Lists           Agreements
                                                              --------          --------            -----           ----------
Balance at December 31, 2003                                 $   16,348           $   21          $    289           $    179
Amortization expense                                                  -              (21)              (20)               (21)
                                                          --------------    --------------    --------------    ---------------

Balance at September 30, 2004                                $   16,348           $    -          $    269           $    158
                                                          ==============    ==============    ==============    ===============

Balance at December 31, 2004                                 $   16,348           $    -          $    262           $    151
Amortization expense                                                  -                                (20)               (21)
                                                          --------------    --------------    --------------    ---------------

Balance at September 30, 2005                                $   16,348           $    -          $    242           $    130
                                                          ==============    ==============    ==============    ===============

Amortization expense related to intangible assets is expected to be $14 thousand for the remainder of 2005. Amortization expense is expected to be $55 thousand per year for the years 2006 through 2009 and $41 thousand for the year 2010.

                                      FIRST M & F CORPORATION AND SUBSIDIARY

                                    Notes to Consolidated Financial Statements
                                         (In Thousands, Except Share Data)
Note 6: Other Borrowings

The following is a summary of other borrowings at September 30, 2005 and 2004:

                                                                                                  2005                2004
                                                                                                  ----                ----
Company's line of credit in the amount of $15,000,000, renewable annually; secured by approximately 29% of the Bank's common
stock; interest payable annually at .75% below the lender's base rate                          $    2,642           $    6,642

Bank's advances from Federal Home Loan Bank of Dallas, net of
unamortized purchase accounting adjustments of $0 and $54                                         133,012              137,455

Other note payable of M&F Insurance Group, Inc.                                                        40                    -
                                                                                            --------------    -----------------

                                                                                               $  135,694           $  144,097
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

Note 7: Pension and Other Employee Benefit Plans

As discussed in Note 10 to the December 31, 2004 financial statements, the Bank has a defined benefit pension plan covering substantially all full time employees of the Bank and its subsidiaries. The following is a summary of the components of net periodic benefit costs for the three and nine month periods ended September 30, 2005 and 2004:

                                                          Three Months Ended September 30          Nine Months Ended September 30
                                                          -------------------------------          ------------------------------
                                                               2005               2004                2005                2004
                                                               ----               ----                ----                ----
Service cost                                                 $       -           $       -          $       -           $       -
Interest cost                                                      116                 118                348                 352
Expected return on plan assets                                    (126)               (124)              (378)               (373)
Amortization of transition asset                                    (3)                 (3)                (7)                 (7)
Amortization of prior service costs                                 (9)                (10)               (28)                (28)
Recognized actuarial (gain) loss                                    55                  55                165                 165
                                                        ---------------    ----------------    ---------------     ---------------

Net pension cost                                             $      33           $      36          $     100           $     109
                                                        ===============    ================    ===============     ===============

The Company made a $300 thousand contribution to the pension plan during the third quarter of 2005, and contributed $500 thousand to the pension plan during the third quarter of 2004.

Other liabilities on the Consolidated Statements of Condition include an accrued benefit liability of $2.935 million at September 30, 2005 and December 31, 2004 and for $2.918 million at September 30, 2004 related to the unfunded minimum liability of the Company’s defined benefit pension plan.

The Company made no contributions to the ESOP and $93 thousand in matching contributions to the 401k plan during the third quarter of 2005. The Company made $75 thousand in contributions to the ESOP and $269 thousand in matching contributions to the 401k plan for the first nine months of 2005.

                                      FIRST M & F CORPORATION AND SUBSIDIARY

                                    Notes to Consolidated Financial Statements
                                         (In Thousands, Except Share Data)
Note 7: (Continued)

The Company made no contributions to the ESOP and $56 thousand in matching contributions to the 401k plan during the third quarter of 2004. The Company made $65 thousand in contributions to the ESOP and $200 thousand in matching contributions to the 401k plan during the first nine months of 2004. The Company made a $171 thousand matching contribution in the second quarter of 2004, which was accrued as of December 31, 2003, related to the 2003 plan year. The plan switched from annual matching contributions to monthly matching contributions in 2004. The Company also made a $48 thousand additional make-up contribution to the 401k plan in the second quarter of 2004 related to an asset in the plan that had been undervalued during previous years.

Note 8: Subsequent Event

On October 12, 2005 the Company announced the signing of definitive agreements to acquire Columbiana Bancshares of Columbiana, Alabama and Crockett County Bancshares of Bells, Tennessee. Columbiana Bancshares is the parent of the First National Bank of Shelby County which has total assets of approximately $191 million. Crockett County Bancshares is the parent of Bells Banking Company which has approximately $32 million in total assets. The consideration paid in both acquisitions will be in cash. The Company will pay approximately $31.0 million in cash for all outstanding shares of Columbiana Bancshares with $2.5 million of the $31.0 million purchase price being held in escrow pending the resolution of contingent obligations of Columbiana. The Company will pay approximately $7.4 million for all outstanding shares of Crockett County Bancshares. Both transactions are subject to the approval of the stockholders of the to-be-acquired institutions and banking regulators and are expected to close in the first quarter of 2006.

Report of Independent Registered Public Accounting Firm

The Board of Directors
First M & F Corporation
Kosciusko, Mississippi

We have reviewed the accompanying consolidated statements of condition of First M & F Corporation and subsidiary as of September 30, 2005 and 2004, and the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2005 and 2004, and the related consolidated statements stockholders’ equity and cash flows for the nine-month periods ended September 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

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
October 28, 2005

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

Financial Summary

Net income for the third quarter of 2005 was $3.284 million, or $.73 basic and diluted earnings per share as compared to $2.781 million, or $.62 basic and $.61 diluted earnings per share for the same period in 2004 and $3.045 million, or $.68 basic and $.67 diluted earnings per share for the second quarter of 2005. The year-to-date results were earnings of $9.527 million, or $2.12 basic and $2.11 diluted earnings per share for 2005 and $8.135 million, or $1.79 basic and $1.78 diluted earnings per share for 2004. Major factors contributing to the increased earnings were (1) strong loan growth throughout 2005 combined with solid deposit growth in the first quarter of 2005, (2) improved asset quality that resulted in lower net charge-offs and a lower level of loan loss accruals than in 2004, (3) solid noninterest revenue growth as compared to the first nine months of 2004 and (4) a stable net interest margin during the first three quarters of 2005. The Company’s stock buy-back program throughout 2004 and through the first half of 2005 was another positive contributor to the increased earnings per share in 2005 over 2004.

                                              FIRST M & F CORPORATION

Highlights for the first nine months of 2004 and 2005 are as follows:

     o   Return on assets for the first nine months of 2005 was 1.06% while the return on equity was 11.03%, both solid improvements over the 2004 results
     o   The largest contributors to year-over-year loan growth were DeSoto County, Madison County, Jackson, MS and Memphis, TN
     o   Opened a fourth branch in Rankin County at Flowood in February 2004
     o   Replaced the electronic banking product in May 2004 with a flexible, technologically advanced product
     o   Moved into a new branch facility in Olive Branch in November 2004
     o   Opened a loan production office in Memphis during December 2004 and saw encouraging initial growth in
         2005
     o   Opened a banking location in Jackson in December 2004
     o   Opened a third full-service branch in Southaven in September 2005
     o   Constructing a new location in Madison which will house a branch facility and several fee-generating services, expected to open by the end of the first quarter of 2006
     o   Began a deposit growth campaign in February of 2005 and ended in June with over 4,600 new accounts opened
     o   Continued the expansion of the insurance agency network by placing a full-service agent in the Olive
         Branch location in February of 2005
     o   Kicked off the summer Gridiron loan campaign in May of 2005 and ended in August 2005 by beating the loan production goal by over 14%
     o   Nonperforming loans were .22% of total loans at September 30, 2005 with annualized net charge-offs as a percentage of average loans at .26% for the first nine months of 2005, all improved over the 2004 statistics
     o   Announced pending bank acquisitions in Bells, TN and Columbiana, AL

                                              FIRST M & F CORPORATION

The following table shows the quarterly net loan, non-interest bearing deposit, and interest bearing deposit growth for the last five quarters.

(Net change, in thousands)
                                                       Non-Interest                         Interest
       Quarter               Loans                   Bearing Deposits                   Bearing Deposits
----------------------------------------         -----------------------            ------------------------
3rd Qtr 2004                $     46,532                $     2,457                         $    (4,489)
4th Qtr 2004                       5,627                      8,116                              20,764
1st Qtr 2005                      17,032                     (1,597)                             85,207
2nd Qtr 2005                      26,368                       (157)                             (6,370)
3rd Qtr 2005                      49,397                     11,978                             (16,176)

The following table shows the quarterly net interest income, loan loss accruals, non-interest income and non-interest expense amounts for the last five quarters.

(Net amount, in thousands)

                             Net Interest           Loan Loss          Non-Interest           Non-Interest
        Quarter                 Income              Accruals              Income                Expense
------------------------- -------------------     --------------      ----------------      -----------------
3rd Qtr 2004                    $     10,300         $     620            $    3,850             $   9,485
4th Qtr 2004                          10,655             1,272                 3,658                 9,643
1st Qtr 2005                          10,677               871                 4,105                 9,209
2nd Qtr 2005                          10,935               818                 4,015                 9,638
3rd Qtr 2005                          11,101               767                 4,466                 9,924

The following table shows the components of diluted earnings per share for the last five quarters:

                              3rd Qtr 2005         2nd Qtr        1st Qtr 2005      4th Qtr 2004      3rd Qtr, 2004
                                                    2005
                             ---------------    --------------    --------------    --------------    ---------------
Net interest income             $      2.47       $      2.42       $      2.37       $      2.35        $      2.27
Loan loss expense                       .17               .18               .19               .28                .14
Noninterest income                      .99               .89               .91               .80                .85
Noninterest expense                    2.21              2.14              2.05              2.12               2.09
                             ---------------    --------------    --------------    --------------    ---------------
Net income before taxes                1.08               .99              1.04               .75                .89
Income taxes                            .35               .32               .33               .21                .27
Noncontrolling interest                   -                 -                 -              (.04)               .01
                             ---------------    --------------    --------------    --------------    ---------------
Net income                      $       .73       $       .67       $       .71       $       .58        $       .61

Noncontrolling interest is an expense representing the earnings (losses) due to (from) minority owners in subsidiaries in which the Company has a greater than 50% ownership. Therefore, negative amounts increase the
Company's earnings.

                                              FIRST M & F CORPORATION

The following table shows performance ratios for the last five quarters:

                                       3rd Qtr 2005       2nd Qtr 2005       1st Qtr 2005      4th Qtr 2004        3rd Qtr 2004
                                       ---------------    ---------------    --------------    ---------------     ---------------
Net interest margin                          4.15%              4.17%             4.13%              4.25%               4.24%
Efficiency ratio                             62.46              63.12             60.94              65.80               65.41
Return on assets                              1.08               1.02              1.09                .93                1.00
Return on equity                             11.28              10.60             11.20               9.34                9.98
Noninterest income to avg. assets             1.47               1.34              1.40               1.29                1.39
Noninterest income
  to revenues (1)                            28.11              26.30             27.17              24.96               26.54
Noninterest expense to avg assets             3.27               3.23              3.14               3.39                3.43
Salaries and benefits to total
   noninterest expense                       60.07              57.32             56.72              56.22               56.52
Contribution margin (2)                      62.48              63.82             65.43              63.01               63.04
Nonperforming loans to loans                   .22                .29               .35                .47                 .75
Annualized net charge offs as a
   percent of average loans                    .28                .15               .34                .94                 .05
     (1) Revenues equal tax-equivalent net interest income before loan loss expense, plus noninterest income.
     (2) Contribution margin equals revenues minus salaries & benefits, divided by revenues.

The following table shows revenue related performance statistics for the last five quarters:

(Amounts in thousands)
                                      3rd Qtr 2005       2nd Qtr 2005       1st Qtr 2005       4th Qtr 2004       3rd Qtr 2004
                                      ---------------    ---------------    ---------------    ---------------    ----------------
Mortgage originations                    $ 18,889           $ 14,282           $ 10,352           $ 11,787            $ 12,916
Commissions from annuity sales                 70                115                 97                 84                 124
Trust revenues                                 63                 75                 56                 69                  55
Retail investment revenues                     52                 42                 64                 42                  32
Revenues per FTE employee                      34                 33                 33                 32                  32
Agency commissions per agency
   FTE employee (1)                            21                 20                 18                 19                  21
(1) Agency commissions are property, casualty, life and health commissions produced by the insurance agency personnel.

The following table shows additional statistics for the Company at the end of the last five quarters:

                                      3rd Qtr 2005       2nd Qtr 2005       1st Qtr 2005       4th Qtr 2004       3rd Qtr 2004
                                      ---------------    ---------------    ---------------    ---------------    ----------------
Full-time equivalent employees               477                463                466                459                 461
Number of noninterest-bearing
   deposit accounts                       32,036             31,900             31,745             30,792              30,687

FIRST M & F CORPORATION

Net Interest Income

Net interest income before loan loss expenses for the third quarter of 2005 was $11.101 million as compared to $10.935 million for the second quarter of 2005 and $10.300 million for the third quarter of 2004. Earning asset yields increased by 45 basis points from 5.93% in the third quarter of 2004 to 6.38% in the third quarter of 2005. Liability costs increased by 59 basis points from 1.98% in the third quarter of 2004 to 2.57% in the third quarter of 2005. This caused the spread between earning asset yields and liability costs to decrease by 14 basis points from the third quarter of 2004. However, the net interest margin dropped by 9 basis points for the same periods. This smaller decrease was the result of loan growth and noninterest-bearing deposit growth. Average loans as a percent of average earning assets increased to 81.56% in the third quarter of 2005 from 79.75% in the third quarter of 2004. Average interest-bearing liabilities as a percent of average earning assets increased from 85.48% in the third quarter of 2004 to 86.66% in the third quarter of 2005. Average noninterest-bearing deposits grew by 6.20% from the third quarter of 2004 to the third quarter of 2005. However, average noninterest-bearing deposits as a percent of average earning assets decreased from 12.77% in the third quarter of 2004 to 12.38% in the third quarter of 2005. During 2004 and 2005, the Company funded approximately 66% of each quarter’s loan growth on average with borrowed funds. In each of the last two years, most of the deposit growth has occurred during the first quarter while the largest loan growth has occurred during the third quarter. This timing difference has been a contributing factor in the net interest margin decreases. An important factor in managing the net interest margin prospectively will be the Company’s ability to fund loan growth with deposits, control borrowing levels, avoid high-cost and low duration deposit and funding products, and manage the mix of funding toward core customer deposits.

The interest rate environment has been a challenge over the last twelve months as the Federal Reserve has steadily increased short-term rates and the yield curve has flattened. The spread between the 10-year and 3-month Treasury securities has decreased from 279 basis points during the third quarter of 2004 to 78 basis points during the third quarter of 2005. The effect of this trend has been exacerbated by a very competitive market for interest-bearing deposits, generally on the short end of the yield curve, and for fixed-rate loans which generally fall on the longer end of the yield curve. Deposit costs have increased from 1.62% for the third quarter of 2004 to 2.31% for the third quarter of 2005 while loan yields have increased from 6.21% to 6.74% for the same periods. Floating-rate loans grew by 32.11% from September 30, 2004 to September 30, 2005. During the early months of 2004, the prime rate had to increase several times before many of the floating-rate loans moved above their floor rates. Until that time, they were essentially fixed-rate loans. Although the market for loans has become more competitive, the Company has worked to maintain a pricing discipline emphasizing profitable pricing over aggressive, discount pricing. Approximately 25% of the loan portfolio has floating rates that reprice at least as often as quarterly. Average noninterest-bearing deposits grew by 3.77% and average money-market deposits grew by 7.89% from the fourth quarter of 2004 to the third quarter of 2005. The Company also will continue to use borrowings and certificate of deposit special promotions when needed to maintain targeted liquidity levels.

                                              FIRST M & F CORPORATION

The following table shows the components of the net interest margin for the third quarters of 2005 and 2004 and the second quarter of 2005:

                                                                   Yields/Costs
                                                                   ------------
                                         3rd Quarter, 2005      2nd Quarter, 2005       3rd Quarter, 2004
                                         -----------------      -----------------       -----------------
Interest bearing bank balances                     6.21%                  4.75%                   2.69%
Federal funds sold                                 3.11                   2.83                    2.41
Taxable investments                                4.14                   4.12                    4.08
Tax-exempt investments                             6.40                   6.42                    6.57
Loans held for sale                                6.71                   5.29                    4.27
Loans held for investment                          6.74                   6.57                    6.24
                                        ----------------    -------------------    --------------------
   Earning asset yield                             6.38                   6.18                    5.93

Interest checking                                  1.60                   1.48                     .58
Money market deposits                              1.51                   1.29                     .83
Savings                                            1.89                   1.73                    1.38
Certificates of deposit                            3.04                   2.81                    2.40
Short-term borrowings                              4.18                   4.10                    3.15
Other borrowings                                   4.08                   3.97                    4.11
                                        ----------------    -------------------    --------------------
   Cost of interest-bearing liabilities            2.57                   2.33                    1.98
                                        ----------------    -------------------    --------------------

Net interest spread                                3.81                   3.85                    3.95
Effect of non-interest bearing                      .32                    .30                     .26
deposits
Effect of leverage                                  .02                    .02                     .03
                                        ----------------    -------------------    --------------------
   Net interest margin, tax-equivalent             4.15                   4.17                    4.24
   Less: Tax equivalent adjustments:
        Investments                                 .10                    .11                     .13
        Loans                                       .01                    .01                     .01
                                        ----------------    -------------------    --------------------
   Reported book net interest margin               4.04%                  4.05%                   4.10%

The following table shows average balance sheets for the third quarters of 2005 and 2004 and the second quarter of 2005:

(Amounts in thousands)

                                          3rd Quarter, 2005      2nd Quarter, 2005       3rd Quarter, 2004
                                          -----------------      -----------------       -----------------
Interest bearing bank balances                  $     2,918            $     3,974             $     2,947
Federal funds sold                                    1,004                  7,625                     350
Taxable investments                                 143,089                146,991                 135,356
Tax-exempt investments                               50,316                 50,043                  53,939
Loans held for sale                                   5,623                 11,207                  10,902
Loans held for investment                           897,511                860,900                 801,388
                                        --------------------    -------------------    --------------------
   Earning assets                                 1,100,461              1,080,740               1,004,882
Other assets                                        114,331                114,612                 102,131
                                        --------------------    -------------------    --------------------
   Total assets                                 $ 1,214,792            $ 1,195,352             $ 1,107,013

Interest checking                                   209,566                223,936                 154,848
Money market deposits                               129,180                127,178                 125,094
Savings deposits                                     83,183                 85,252                  86,478
Certificates of deposit                             391,265                385,333                 359,280
Short-term borrowings                                23,287                 14,896                  23,001
Other borrowings                                    117,143                100,026                 110,287
                                        --------------------    -------------------    --------------------
   Interest-bearing liabilities                     953,624                936,621                 858,988
                                        --------------------    -------------------    --------------------
Noninterest-bearing deposits                        136,251                136,068                 128,299
Other liabilities                                     8,473                  7,795                   8,285
Stockholders' equity                                116,444                114,868                 111,441
                                        --------------------    -------------------    --------------------
   Liabilities and stockholders'                $ 1,214,792            $ 1,195,352             $ 1,107,013
equity

Loans to earning assets                              81.56%                 79.66%                  79.75%
Loans to assets                                      73.88%                 72.02%                  72.39%
Earning assets to assets                             90.59%                 90.41%                  90.77%
Noninterest-bearing deposits to assets               11.22%                 11.38%                  11.59%
Equity to assets                                      9.59%                  9.61%                  10.07%

FIRST M&F CORPORATION

The following table shows the year-to-date average balance sheets and yields and costs as of September 30 2004 and 2005:

                                                  Year-to-Date Sept 30, 2005                     Year-to-Date Sept 30, 2004
                                                  --------------------------                     --------------------------
                                           Average Balances          Yields/Costs         Average Balances          Yields/Costs
                                           ----------------          ------------         ----------------          ------------
Interest bearing bank balances                  $     5,311                   3.98%            $     6,528                   1.46%
Federal funds sold                                    9,598                   2.49                  14,755                    .91
Taxable investments                                 139,454                   4.11                 132,554                   4.16
Tax-exempt investments                               50,471                   6.43                  53,965                   6.60
Loans held for sale                                  10,006                   4.80                  11,846                   3.49
Loans held for investment                           867,336                   6.57                 779,188                   6.29
                                        --------------------    -------------------    --------------------    -------------------
   Earning assets                                 1,082,176                   6.18                 998,836                   5.88
Other assets                                        112,700                                        102,013
                                        --------------------                           --------------------
   Total assets                                 $ 1,194,876                                    $ 1,100,849

Interest checking                                   210,470                   1.44                 146,896                    .53
Money market deposits                               126,535                   1.25                 138,894                    .82
Savings deposits                                     84,915                   1.73                  87,043                   1.31
Certificates of deposit                             388,047                   2.81                 356,555                   2.36
Short-term borrowings                                18,118                   4.06                  18,778                   3.29
Other borrowings                                    107,847                   3.93                 110,947                   3.99
                                        --------------------    -------------------    --------------------    -------------------
   Interest-bearing liabilities                     935,932                   2.35                 859,113                   1.92
                                        --------------------    -------------------    --------------------    -------------------
Noninterest-bearing deposits                        136,173                                        121,246
Other liabilities                                     7,577                                          8,846
Stockholders' equity                                115,194                                        111,644
                                        --------------------                           --------------------
   Liabilities and stockholders'                $ 1,194,876                                    $ 1,100,849
equity

Net interest spread                                                           3.83                                           3.96
Effect of non-interest bearing deposits                                        .30                                            .24
Effect of leverage                                                             .02                                            .02
                                                                -------------------                            -------------------
   Net interest margin, tax-equivalent                                        4.15                                           4.22
   Less: Tax equivalent adjustments:
        Investments                                                            .11                                            .13
        Loans                                                                  .01                                            .01
                                                                -------------------                            -------------------
   Reported book net interest margin                                          4.03%                                          4.08%

Management believes that the Federal Reserve will continue to raise short-term interest rates for the foreseeable future. However, management believes that market rates will continue to increase steadily rather than sharply, which should provide opportunities for rebalancing asset and liability mix and durations as needed to allow for the reasonable management of future net interest margins.

Provision for Loan Losses

The provision for loan losses for the third quarter of 2005 was $767 thousand as compared to $620 thousand for the third quarter of 2004. The provision for loan losses for the first nine months of 2005 was $2.456 million as compared to $4.079 million for the first nine months of 2004. The provision in 2004 included $1.5 million of additional accruals during the first quarter related to a $2.0 million loan loss incurred in a 51% owned accounts receivable factoring company. The factoring company experienced a significant deterioration in one account, resulting in a charge-off of $2.0 million with a remaining balance of $1.5 million being placed on nonaccrual status. In the fourth quarter of 2004, after applying the proceeds from the liquidation of collateral, the remaining balance of approximately $950 thousand was charged off. The allowance for loan losses as a percentage of loans was 1.34% at September 30, 2005, 1.40% at December 31, 2004, and 1.49% at September 30, 2004. Net charge-offs were $631 thousand in the third quarter of 2005 and $1.665 million for the first nine months of 2005 as compared to $92 thousand and $2.650 million for the same periods in 2004.

Nonperforming loans as a percentage of loans declined to .22% at September 30, 2005 from .47% at December 31, 2004 and .75% at September 30, 2004. Management believes that the positive trend in loan quality is sustainable, given a stable economy. Management stratifies and reviews certain sectors of the portfolio to detect if there are weaknesses related to economic, environmental or other customer-specific factors. The Company’s loan review personnel also monitor portfolios by geographic sector to address local credit issues expeditiously.

FIRST M & F CORPORATION

Non Interest Income

Noninterest income, excluding securities transactions, for the third quarter of 2005 was $4.466 million as compared to $3.857 million for the same period in 2004. Deposit revenues improved by 19.98% as overdraft fee revenues increased by 25.87% compared to the third quarter of 2004. Overdraft fee income was up by 11.47% for the first nine months of 2005 as compared to 2004. Monthly service and activity fee charges increased by 5.87% in the third quarter as compared to the same period in 2004 and increased by 5.74% for the first nine months of 2005 as compared to 2004. These increases occurred in part because of the growth in the number of noninterest-bearing checking accounts by 4.40% from September 30, 2004 to September 30, 2005. Debit card transaction volumes continued to increase, providing a 41.05% improvement in revenues for the third quarter of 2005 over the third quarter of 2004 and a 48.50% increase for the first nine months of 2005 over 2004. Mortgage banking income was basically flat for the third quarter of 2005 as compared to the third quarter of 2004 as mortgage rates increased over the term of the third quarter after moving downward for much of 2005. Agency commission income decreased by $52 thousand for the third quarter of 2005 from the third quarter of 2004 as annuity commissions decreased by $55 thousand, title insurance commissions increased by $13 thousand and the insurance agency subsidiary commissions decreased by $10 thousand. The Company continued its strategy of placing agents in branch locations by adding an insurance agent to the Desoto County banking operation in February of 2005. Significant items in other income during the first nine months of 2005 and 2004 were (1) profit-sharing revenues in the insurance agencies of $455 thousand in 2005 and $276 thousand in 2004, (2) loan fees for services rendered and letter of credit fees of $317 thousand in 2005 and $192 thousand in 2004, (3) dividends on equity securities classified as other assets of $176 thousand in 2005 and $95 thousand in 2004, (4) ATM surcharge revenues of $124 thousand in 2005 and $112 thousand in 2004, (5) check order revenues of $135 thousand in 2005 and $67 thousand in 2004, (6) safe deposit revenues of $96 thousand in 2005 and $93 thousand in 2004, (7) gains on sales of loans of $307 thousand in 2005 and $81 thousand in 2004, (8) losses on sales of foreclosed properties of $361 thousand in 2005 and $18 thousand in 2004, (9) income recorded due to a correction of an insurance company payable of $72 thousand in 2005, and (10) income recorded from the receipt of $128 thousand in 2005 paid to members of the PULSE network upon its acquisition by the Discover Financial Services network.

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

Non Interest Expense

Noninterest expenses were up by 4.63% in the third quarter of 2005 as compared to the same period in 2004 and up by 5.19% for the first nine months of 2005 as compared to the same period in 2004. Salary and benefit expenses produced the largest increases with an 11.19% increase in the third quarter of 2005 over the same period in 2004 and a 9.44% increase in the first nine months of 2005 over the same period in 2004. The number of full-time equivalent employees was 477 at September 30, 2005 as compared to 459 at December 31, 2004 and 461 at September 30, 2004. Full-time equivalent employees increased by 14 in the third quarter of 2005 as compared to 1 in the third quarter of 2004 and by 18 in the first nine months of 2005 as compared to 25 in the first nine months of 2004. The 2005 increases were primarily in retail branch and commercial lending positions, with much of the increase occurring during the third quarter in Southaven and Memphis. The 2004 increases were primarily in the retail branch staff as the Bank expanded its presence in Rankin and DeSoto counties, continued to build the asset-based lending operation in Memphis and expanded retail brokerage and insurance agency services. Health care and related insurance costs increased by over 15% in 2005 as compared to the first nine months of 2004.

The business expansion efforts during 2004 and 2005 also produced an increase in related occupancy expenses. This resulted in a 13.74% increase in occupancy expense in the third quarter of 2005 over the third quarter of 2004 and a 9.30% increase for the first nine months of 2005 over the first nine months of 2004.

Other expenses during the first nine months of 2004 and 2005 include (1) supplies expenses of $616 thousand in 2004 and $619 thousand in 2005, (2) insurance expenses of $456 thousand in 2004 and $488 thousand in 2005, (3) postage and shipping expenses of $437 thousand in 2004 and $446 thousand in 2005, (4) debit card expenses of $354 thousand in 2004 and $447 thousand in 2005, and (5) legal expenses of $329 thousand in 2004 and $209 thousand in 2005.

FIRST M&F CORPORATION

Income Taxes

Income tax expense for the first nine months of 2005 was up by 43.82% over the first nine months of 2004 while tax expense for the third quarter of 2005 was up by 28.79% over the third quarter of 2004. Pre-tax earnings for the first nine months of 2005 were up by 31.95% over the same period in 2004 and pre-tax earnings for the third quarter of 2005 were up by 20.54% over the same period in 2004. The effective tax rates for the first nine months of 2005 and 2004 were 32.26% and 29.59% respectively. Effective tax rates increased over the course of 2004 with the effective rate for the year averaging 28.98%. The increasing trend is due to (1) the higher percentage of taxable revenues to total revenues over time as the Company continues to build the loan portfolio as a percentage of total earning assets and (2) the losses of MFS of $1.787 million for the first quarter and $308 thousand for the second quarter of 2004 included in net income before taxes, which resulted in tax benefits for the Company.

Noncontrolling Interests in Subsidiaries

The $626 thousand negative balance in noncontrolling subsidiary losses for the first nine months of 2004 is the amount of losses, net of tax benefits of $373 thousand, primarily the result of a $2.0 million loan loss, attributable to the other minority owner in the Merchants Financial Services (MFS) factoring business. The business was substantially curtailed by the end of 2004, with all performing receivables being sold to the owners of MFS.

Assets and Liabilities

Assets were up by 9.12% in the first nine months of 2005 as compared to 5.22% in the first nine months of 2004. Total assets were up by 9.90% from September 30, 2004. Investments increased by 7.82% in the first nine months of 2005 and increased by .86% during the first nine months of 2004. The Company purchased $3.458 million in U.S. Treasury securities, $41.930 million in government agency securities, $18.011 million in mortgage-backed securities and $4.501 million in municipal securities during the first nine months of 2005. The purchases replaced $33.000 million in proceeds from agency security maturities, $11.836 million in mortgage-backed security principle payments received, and $5.485 million in called and matured municipal bonds. The remaining purchases were made from excess liquidity that resulted primarily from the first quarter deposit growth. The Company increased investments during the first nine months of 2004 in mortgage-backed securities by purchases of $20.654 million while purchasing corporate securities of $6.167 million. Mortgage-backed securities of approximately $6.652 million were sold in the first quarter of 2004 to provide the funds to diversify into the corporate securities. Loans grew by 11.15% during the first nine months of 2005, and were up by 11.90% from September 30, 2004. Loans grew by 7.50% during the first nine months of 2004. The first quarter deposit growth in 2005 was used primarily to pay maturing debt and fund loan growth with the excess liquidity being invested in U.S. government and mortgage-backed securities. The 2005 second and third quarter loan growth was funded primarily through borrowings, as deposits decreased by $10.725 million. The Company used the liquidity provided by investment maturities during the first half of 2004 and borrowings during the third quarter of 2004 to fund loan growth in the second and third quarters. Loan growth in 2005 has occurred primarily in commercial and in real estate-secured commercial credits. Management expects that commercial real estate loans as well as other commercial operating loans will provide most of the loan growth for the remainder of 2005 and into 2006. The DeSoto County market provided 37.54% of the $92.797 million in loan growth in the first nine months of 2005 while the Madison, Rankin and Hinds county markets provided 33.75% of the growth. The Germantown, Tennessee loan production office provided 9.83% of the year-to-date growth while the Memphis asset-based lending operation provided 9.02% of the growth. These metropolitan areas experience strong economic growth and therefore provide the majority of the Company’s lending activity, and should continue to do so into 2006. Loans as a percent of total assets were 74.21% at September 30, 2005 as compared to 72.85% at December 31, 2004 and 72.88% at September 30, 2004. Management believes that one of the keys to the Company’s future success will be to continue to expand into markets that are vital economically and can provide high loan demand.

FIRST M & F CORPORATION

The following table shows loans held for investment by type as of September 30, 2005, December 31, 2004, and September 30, 2004.

                                               September 30, 2005              December 31, 2004             September 30, 2004
                                            --------------------------       -----------------------        ----------------------
Commercial real estate                                      $ 483,341                     $ 416,176                     $ 402,363
Residential real estate                                       205,235                       211,696                       207,249
Home equity lines                                              27,181                        26,050                        25,436
Commercial, financial and agricultural                        164,646                       128,735                       140,767
Consumer                                                       42,090                        46,678                        47,569
Other loans                                                     2,790                         3,151                         3,475
                                            --------------------------       -----------------------        ----------------------
   Total                                                    $ 925,283                     $ 832,486                     $ 826,859
                                            --------------------------       -----------------------        ----------------------

Mortgages held for sale                                     $   3,674                     $     923                     $   2,177
Student loans held for sale                                     2,879                        11,313                        10,855

Deposits increased by 8.31% during the first nine months of 2005 with much of the growth occurring in the first quarter. Deposits grew by 3.43% during the first nine months of 2004, with public funds growing by 13.53% and retail and commercial accounts growing by 1.61%. Of the $72.885 million of growth in the first nine months of 2005, 41.99% was provided by public funds deposits and 25.09% was generated in the Madison, Rankin and Hinds County markets. The Company also experienced solid 2005 deposit growth in the Oxford and Tupelo markets. A new deposit acquisition campaign between February and June 2005, primarily targeting checking and savings deposits, generated 4,601 new accounts and average new deposit balances of $17.778 million. Much of the public funds growth occurred in the first quarter of 2005 primarily in NOW and MMDA balances with one large relationship providing over half of that growth. Retail and commercial deposits increased by $41.504 million for the first nine months of 2005 with certificates of deposit representing $32.169 million of the growth. The large growth in public funds deposits is a natural trend that occurs during the early months of the year as tax receipts are collected. The funds generally move out during the summer months as spending occurs. Public funds deposits increased by $64.585 million in the first quarter of 2005, and subsequently decreased by $21.900 million during the second and third quarters. Management’s strategic initiative is to build the core customer deposit base and rely less on borrowed funds as a primary source of liquidity. However, when borrowed funds are less costly than time deposits, the Company will still look to those sources to help maintain the spread between the yield on earning assets and the cost of funds.

The following table shows the deposit mix as of September 30, 2005, December 31, 2004, and September 30, 2004.

                                         September 30, 2005                  December 31, 2004               September 30, 2004
                                       ------------------------            -----------------------          ----------------------
Noninterest-bearing demand                           $ 147,952                          $ 137,728                       $ 129,613
NOW deposits                                           204,732                            149,572                         150,327
Money market deposits                                  126,144                            122,409                         123,840
Savings deposits                                        82,341                             85,342                          86,022
Certificates of deposit                                377,953                            372,262                         358,582
Brokered certificates of deposit                        11,027                              9,951                               -
                                       ------------------------            -----------------------          ----------------------
   Total                                             $ 950,149                          $ 877,264                       $ 848,384

The following table shows the mix of public funds deposits as of September 30, 2005, December 31, 2004, and September 30, 2004.

                                       September 30, 2005                    December 31, 2004               September 30, 2004
                                     ------------------------              -----------------------          ----------------------
Noninterest-bearing demand                         $   4,924                            $   5,237                       $   4,660
NOW deposits                                         102,413                               59,241                          63,881
Money market deposits                                 35,354                               21,394                          15,334
Savings deposits                                         263                                  299                             322
Certificates of deposit                               37,747                               64,225                          57,807
Brokered certificates of deposit                         297                                    -                               -
                                     ------------------------              -----------------------          ----------------------
   Total                                           $ 180,998                            $ 150,396                       $ 142,004

FIRST M&F CORPORATION

Other borrowings decreased by $37.384 million during the first three months of 2005, followed by an increase of $22.666 million in the second quarter and an increase of $21.574 million in the third quarter, after increasing by $6.805 million over the course of 2004. The decreases were the result of matured borrowings that the Company procured primarily during the third quarter of 2004 to provide liquidity for loan funding in the face of decreasing deposit balances. The first quarter 2005 deposit growth provided the funds to pay off the maturing borrowings in full. The Company borrowed $25.000 million in Federal Home Loan Bank (FHLB) advances for a five-year term to fund part of the loan growth that occurred in the second quarter of 2005. The Company borrowed an additional $25.000 million in FHLB advances with six-month maturities during the third quarter of 2005 to help fund third quarter loan growth. The Company also reduced its debt to a correspondent bank by $4.000 million in March, leaving a balance of $2.642 million which is the remaining amount due on debt that was used primarily to repurchase stock, beginning in 1999 and continuing through 2004.

Equity

The Company’s and Bank’s regulatory capital ratios at September 30, 2005, as shown below are in excess of the minimum requirements and qualify the institution as “well capitalized” under the risk-based capital regulations.

                                                           First M & F Corporation                 M & F Bank
                                                           -----------------------                 ----------
                                                            Amount          Ratio             Amount          Ratio
                                                            ------          -----             ------          -----
Actual:
Total risk-based capital                                   $ 111,941        11.16%           $ 112,166        11.20%
Tier 1 capital                                                99,525         9.92%              99,751         9.96%
Leverage                                                      99,525         8.31%              99,751         8.33%

For Capital Adequacy Purposes:
Total risk-based capital                                      80,228>        8.00%              80,147>        8.00%
Tier 1 capital                                                40,114>        4.00%              40,074>        4.00%
Leverage                                                      47,923>        4.00%              47,881>        4.00%

To Be Well Capitalized Under Prompt
     Corrective Action Provisions:
Total capital                                                                                  100,184>       10.00%
Tier 1 capital                                                                                  60,111>        6.00%
Leverage                                                                                        59,851>        5.00%

The Company repurchased 81,500 shares during the first nine months of 2004 at an average price of $34.35 per share. The Company also issued 36,321 shares related to the exercise of stock options during the first nine months of 2004 at an average exercise price of $26.67 per share. The Company repurchased 20,000 shares during the first nine months of 2005 at an average price of $34.48 per share. The Company also issued 6,000 shares related to the exercise of stock options during the first nine months of 2005 at an average exercise price of $26.56 per share. The April 2004 stock repurchase plan ended on May 1, 2005. The Board authorized a new plan in May 2005 for the purchase of up to 10,000 shares on a monthly basis through May 2006.

FIRST M&F CORPORATION

Interest Rate Risk and Liquidity Management

Responsibility for managing the Company’s program for controlling and monitoring interest rate risk and liquidity risk and for maintaining income stability, given the Company’s exposure to changes in interest rates, is vested in the asset/liability committee. Appropriate policy and guidelines, approved by the board of directors, govern these actions. Monitoring is primarily accomplished through monthly reviews and analysis of asset and liability repricing opportunities, market conditions and expectations for the economy. Cash flow analyses are also used to project short-term interest rate risks and liquidity risks. Management believes, at September 30, 2005, there is adequate flexibility to alter the current rate and maturity structures as necessary to minimize the exposure to changes in interest rates, should they occur. The Company is currently in a positive gap position for assets and liabilities repricing within the next year. This generally means that for assets and liabilities maturing and repricing within the next 12 months, the Company is positioned for more assets to mature and reprice than it has in liabilities maturing and repricing.

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

The adequacy of the allowance for loan losses is monitored quarterly with provision accruals approved by the Board. Allowance adequacy is dependent on loan classifications by external examiners as well as by internal loan review personnel, past due loans, loan growth and loss history. The allowance as a percentage of loans at September 30, 2005 is comparable to other peer banks.

The following table shows non-performing loans and other assets of the Company:

(Amounts in thousands)
                                                                   September 30             December 31            September 30
                                                                       2005                    2004                    2004
                                                                       ----                    ----                    ----
Nonaccrual loans                                                          $ 1,355                 $ 3,302                 $ 5,118
Past due 90 days or more and still
   accruing interest                                                          685                     645                   1,166
                                                              --------------------    --------------------    --------------------
Total non-performing loans                                                  2,040                   3,947                   6,284
Other real estate                                                           2,730                   2,816                   2,330
                                                              --------------------    --------------------    --------------------

Total non-performing assets                                               $ 4,770                 $ 6,763                 $ 8,614
                                                              ====================    ====================    ====================

Ratios:
Non-performing loans to loans                                                .22%                    .47%                    .75%
Non-performing assets to assets                                              .38%                    .59%                    .76%
                                                              ====================    ====================    ====================

FIRST M&F CORPORATION

Off-Balance Sheet Arrangements

The Company’s primary off-balance sheet arrangements are in the form of loan commitments and operating lease commitments. At September 30, 2005 the Company had $163.527 million in unused loan commitments outstanding. Of these commitments, $75.769 million mature in one year or less. Lines of credit are established using the credit policy of the Company concerning the lending of money.

Letters of credit are used to facilitate the borrowers’ business and are usually related to the acquisition of inventory or of assets to be used in the customers’ business. Letters of credit are generally secured and are underwritten using the same standards as traditional commercial loans. Most standby letters of credit expire without being presented for payment. However, the presentment of a standby letter of credit would create a loan receivable from the Bank’s loan customer. The Bank’s asset-based lending subsidiary uses commercial letters of credit to facilitate the purchase of inventory items by its customers. There were $50 thousand in commercial letters of credit outstanding at the end of the second quarter. At September 30, 2005 the Company had $29.912 million in financial standby letters of credit issued and outstanding.

A liability of $164 thousand is recognized in Other Liabilities at September 30, 2005 related to the obligation to stand ready to perform related to standby letters of credit.

The Company makes commitments to originate mortgage loans that will be held for sale. The total commitments to originate mortgages to be held for sale were $8.745 million at September 30, 2005. These commitments are accounted for as derivatives and are marked to fair value with changes in fair value recorded in other income. At September 30, 2005 mortgage origination-related derivatives with positive fair values of $42 thousand were included in other assets and derivatives with negative fair values of $41 thousand were included in other liabilities.

The Company also engages in forward sales contracts with mortgage investors to purchase mortgages held for sale. Those forward sale agreements that have a determined price and expiration date are accounted for as derivatives and marked to fair value through other income. At September 30, 2005 the Company had $4.705 million in locked forward sales agreements in place. Forward sale-related derivatives with positive fair values of $7 thousand were included in other assets and derivatives with negative fair values of $36 thousand were included in other liabilities.

In the ordinary course of business the Company enters into rental and lease agreements to secure office space and equipment. The Company has a variety of lease agreements in place, all of which are operating leases. The largest lease obligations are for office equipment and mainframe computer systems.

The Company did not have any variable interest entities or other off-balance sheet vehicles as of September 30, 2005.

The following table summarizes the obligations of the Company:

(Amounts in thousands)
                                                                                 Payments Due by Period
                                                                            Less                                           More
                                                                           Than 1         1 - 3           3 - 5           Than 5
Contractual Obligations                                    Total            Year          Years           Years            Years
-----------------------                                    -----            ----          -----           -----            -----
Long-term debt                                           $108,052        $ 14,987       $ 39,948        $ 29,964         $ 23,153
Capital lease obligations                                       -               -              -               -                -
Operating leases                                                                                             242                -
                                                            2,484           1,032          1,210
Purchase obligations                                            -               -              -               -                -
Other long-term liabilities                                     -               -              -               -                -
                                                       -----------     -----------    -----------    ------------    -------------
   Total                                                 $110,536        $ 16,019       $ 41,158        $ 30,206         $ 23,153
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

In March, 2004, the Financial Accounting Standards Board (FASB) approved certain additional provisions of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Applications to Certain Investments.” These revisions require disclosures for cost method investments similar to those previously presented in fiscal 2003 financial statements for investments accounted for under SFAS No. 115. These revisions also clarify the appropriate timing and methodology for evaluating whether an “other-than-temporary” impairment has occurred. The new impairment evaluation and recognition guidance was originally effective for reporting periods beginning after June 15, 2004. An impairment is considered “other-than-temporary” unless, (1) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to or beyond the cost of the investment and (2) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. An issue of great concern to financial institutions is the implication that impairments resulting from increases in interest rates, sector spreads, or both may be required to be recognized if the impairment (or interest rate environment) persists. The FASB issued an exposure draft of a proposed FASB Staff Position (FSP) in September 2004, FSP EITF Issue 03-1-a to address these concerns and clarify the effect on other temporarily impaired debt securities in a class of a decision to dispose of a temporarily impaired debt security, thereby triggering an impairment charge. The comment period for this exposure draft ended on October 29, 2004. The FASB decided on June 29, 2005 not to provide additional guidance on the meaning of other-than-temporary impairment, but directed its staff to issue proposed FSP EITF 03-1-a as final under the new title FSP FAS 115-1. The new FSP will supersede EITF Issue No. 03-1, will refer to existing accounting pronouncements to replace the guidance on whether an impairment is other-than-temporary, and will be effective for periods beginning after September 15, 2005. The final FSP FAS 115-1 is expected to be issued in the fourth quarter of 2005.

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

FIRST M&F CORPORATION

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of these equity instruments. SFAS 123R requires that the cost of share-based employee compensation be recognized as an expense over the period that the employee earns the awards. The Company will use the “modified prospective” method of adopting the new standard. This method basically requires that the grant date fair value of unearned share-based compensation must begin to be recognized, starting at the adoption date and going forward. All new awards after the adoption date will be accounted for at fair value and recognized over the periods that they are earned by the employees. The adoption date for the Company would be July 1, 2005 under SFAS 123R. In March 2005 the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) clarifying valuation and other issues related to the implementation of SFAS 123R. In April 2005 the SEC issued guidance stating that it would allow companies to adopt SFAS 123R starting with fiscal years beginning after June 15, 2005, thereby delaying the Company’s adoption date to January 1, 2006. The Company adopted SFAS 123R on July 1, 2005.

In May 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect the correction of an error. SFAS 154 requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 also carries forward the guidance in APB Opinion No. 20 requiring justification of a change in accounting principle on the basis of preferability. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material effect on its financial statements.

On June 30, 2005 the FASB issued an exposure draft of a proposed Statement of Financial Accounting Standards titled, “Consolidated Financial Statements, Including Accounting and Reporting of Noncontrolling Interests in Subsidiaries - a replacement of ARB No. 51.” This proposed Statement would replace Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” as amended by FASB Statement No. 94, “Consolidation of All Majority-Owned Subsidiaries.” It also would establish standards for the accounting and reporting of noncontrolling interests (sometimes called minority interests) in consolidated financial statements and for the loss of control of subsidiaries. This proposed Statement would carry forward, without reconsideration, the provisions of ARB 51, as amended, related to consolidation purpose and policy and certain of the provisions related to consolidation procedure. It would not change the requirement in ARB 51 that all companies in which the parent has a controlling financial interest be consolidated. This exposure draft proposes that (1) noncontrolling interests should be reported in the consolidated statement of financial position within equity, and presented separately from the parent shareholders’ equity, (2) net income or loss and each component of other comprehensive income would be attributed to the controlling and noncontrolling interests based on relative ownership interests unless the controlling and noncontrolling parties have a separate agreement defining the attribution, (3) losses attributable to the noncontrolling interest that exceed the carrying value of the noncontrolling interest would be attributed to the noncontrolling interest rather than to the controlling interest, (4) once control of a subsidiary is obtained, changes in ownership interests in that subsidiary that do not result in a loss of control would be accounted for as equity transactions generally effecting paid-in capital and (5) an entity with one or more partially owned subsidiaries would have to provide certain disclosures showing the effects of transactions with noncontrolling interests in the financial statement footnotes. The proposed Statement would become effective for annual periods beginning on or after December 15, 2006. The deadline for comments on this exposure draft is October 28, 2005.

FIRST M&F CORPORATION

On June 30, 2005 the FASB issued an exposure draft of a proposed Statement of Financial Accounting Standards titled, “Business Combinations - a replacement of FASB Statement No. 141.” This exposure draft was issued concurrently by the FASB and the International Accounting Standards Board (IASB). It requires that all business combinations be accounted for by applying the acquisition method (currently called the purchase method) in which the acquirer measures and recognizes the acquiree, as a whole, and the assets acquired and liabilities assumed at their fair values as of the acquisition date. Among other things, the proposed Statement (1) requires that the recognition and measurement of a business combination would be as of the acquisition date rather than the date of the agreement and (2) requires that in a business combination that is an exchange of equal values, the acquirer should measure and recognize 100 percent of the fair value of the acquiree as of the acquisition date. This applies even in business combinations in which the acquirer holds less than 100 percent of the equity interests in the acquiree at that date, effectively attributing goodwill to noncontrolling interests. The proposed Statement also (3) requires all acquisition-related costs (including advisory, legal, accounting, debt and equity issuance costs) to be excluded from the measurement of the consideration transferred for the acquiree, (4) requires that all assets (including loan receivables) acquired be recognized at fair value and therefore no separate allowance for bad debts or other valuation allowances would be recognized as of the acquisition date, (5) amends SFAS 5, “Accounting for Contingencies” to exclude from its scope assets and liabilities arising from contingencies acquired or assumed in a business combination, which would be recognized at their fair values on the acquisition date, and (6) requires that the excess of fair value assumed over the value of the consideration paid be used to reduce goodwill, with any excess after goodwill is reduced to zero being recognized in earnings on the acquisition date. The proposed Statement would become effective for annual periods beginning on or after December 15, 2006. The deadline for comments on this exposure draft is October 28, 2005.

In June, 2004 the FASB issued an Exposure Draft of a proposed Statement, Fair Value Measurements. The exposure draft defined fair value, contained guidance on applying fair value measurements and included a hierarchy of fair value measurement based on fair value measurement inputs. The exposure draft contained disclosure requirements related to fair value methods and estimates. On October 21, 2005 the FASB issued a working draft of a final standard, Fair Value Measurements, that it expects to release as final during the fourth quarter of 2005. The final standard would be effective for interim and annual periods beginning after December 15, 2006 with the disclosure requirements beginning for annual periods ending after December 15, 2006.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market risk reflects the risk of economic loss resulting from changes in interest rates and market prices. This risk of loss can be reflected in either reduced potential net interest income in future periods or diminished market values of financial assets.

The Company’s market risk arises primarily from interest rate risk, which the asset/liability management committee monitors and manages on a monthly basis. The committee manages the interest rate risks inherent in the loan, investment, deposit and borrowing portfolios of the institution. The asset/liability management committee determines the risk profile of the Company and determines strategies to maintain interest rate sensitivity at a low level. As of September 30, 2005, the institution was in a positive repricing gap position of approximately 20.14% of assets.

Interest rate shock analysis shows that the Company will experience a 2.13% decrease over 12 months in its net interest income with an immediate and sustained 100 basis point decrease in interest rates. An immediate and sustained increase in rates of 100 basis points will result in a 1.59% increase in net interest income. Factors that influence the simulation results are (1) the assumption that floating-rate loans adjust approximately simultaneously with changes in general interest rates, (2) the assumption that core deposits such as NOW and MMDA accounts will have average lives much longer than their initial repricing periods, (3) that noninterest-bearing deposits are a stable, long-term source of funds, and (4) the durations of mortgage-backed securities will extend during periods of rising rates and shorten during periods of falling rates.

An analysis of the change in market value of equity shows how an interest rate shock will affect the difference between the market value of assets and the market value of liabilities. With all financial instruments being stated at market value, the market value of equity will decrease by 2.44% with an immediate and sustained decrease in interest rates of 100 basis points. The market value of equity will increase by .71% with an immediate and sustained increase in interest rates of 100 basis points. These simulated changes in market value of equity are strongly influenced by the shorter duration of loans due to the percentage of the portfolio represented by floating-rate loans. In a rising rate environment, fixed-rate loan durations tend to extend and deposit durations tend to decrease, typically causing the decrease in market value of equity. The floating-rate loans have an offsetting effect on the typical duration changes. A stabilizing factor in the rising rate simulation is the positive effect of noninterest-bearing deposits and the decline in fair value of the long-term borrowings.

The Company had no hedging instruments in place at September 30, 2005.

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

As of September 30, 2005 (the “Evaluation Date”), the Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in the Exchange Act Rules. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are sufficiently effective to ensure that material information relating to the Company and required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. During the last quarter ended September 30, 2005 there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of common stock for the program in place during the third quarter of 2005:

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
                                                                                  (or Units) Purchased      of Shares (or Units)
                                   Total Number                                        As Part of              That May Yet Be
                                  of Shares (or          Average Price Paid        Publicly Announced        Purchased Under the
           Period                units) Purchased       Per Share (or Unit)         Plans or Programs         Plans or Programs
           ------                ----------------       -------------------         -----------------         -----------------
07/01/05 - 07/31/05 (1)                        -                 $      -                          -                   100,000
08/01/05 - 08/31/05                            -                        -                          -                    90,000
09/01/05 - 09/30/05                            -                        -                          -                    80,000

     (1) On May 11, 2005 the Board authorized a program to repurchase up to 10,000 shares of common stock per month in the open market over a twelve month period beginning on May 15, 2005 and ending on May 14, 2006.
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

     Exhibit 10(B) - Merchants and Farmers Bank Profit and Savings Plan, as amended. Filed as Exhibit 10(B) to the
     Company's Form 10-Q on August 9, 2005, incorporated herein by reference

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

FIRST M & F CORPORATION

Date : November 9, 2005

BY:    /s/ Hugh S. Potts, Jr.                                            BY:    /s/ John G. Copeland
      -------------------------------------                                    -----------------------------------
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

10(A)   First M&F Corporation 2005 Equity Incentive Plan. Filed as Appendix A to the Company's Proxy Statement, March 15,
        2005, incorporated herein by reference

10(B)   Merchants and Farmers Bank Profit and Savings Plan, as amended. Filed as Exhibit 10(B) to the Company's Form 10-Q on August 9, 2005, incorporated herein by reference

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