Form 10-K
period 2005-12-31
FIRST M&F CORP/MS
filed 2006-03-10
CIK 320387

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
                                                  THE SECURITIES EXCHANGE ACT OF 1934
                                              For the fiscal year ended December 31, 2005
                                                                  or

[  ]                                           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                                                  THE SECURITIES EXCHANGE ACT OF 1934
                                        For the transition period from __________ to __________

                                                   Commission File Number 000-09424

                                                         FIRST M&F CORPORATION
                                                        ------------------------
                                        (Exact name of registrant as specified in its charter)

                            MISSISSIPPI                                                          64-0636653
                         ----------------                                                       ------------
                  (State or other jurisdiction of                                  (I.R.S. Employer Identification Number)
                   Incorporation or organization)

         134 West Washington Street, Kosciusko, Mississippi                                         39090
         --------------------------------------------------                                        -------
              (Address of principal executive offices)                                           (Zip Code)

                                   Registrant's telephone number, including area code: 662-289-5121

                                         Securities registered under Section 12(b) of the Act:

                                None                                                                None
                               ------                                                              ------
                       (Title of Each Class)                                     (Name of Each Exchange on Which Registered)

                                      Securities registered pursuant to section 12(g) of the Act:

                     Common Stock, $5 par value                                                     None
                     --------------------------                                                    ------
                       (Title of Each Class)                                     (Name of Each Exchange on Which Registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[   ]Yes          [X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[   ]Yes          [X ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to
file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [X] Yes   [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by
reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer [   ]                          Accelerated filer  [ X ]                   Non-accelerated filer  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   [   ] Yes    [ X ] No

Based on closing sale price for shares on June 30, 2005, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $112,616,358.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                     Common stock, $5 par value                                               4,552,542 Shares
                     --------------------------                                               ----------------
                           Title of Class                                          Shares Outstanding at January 31, 2006

                                                  DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement dated March 15, 2006 are incorporated by reference into Part III of the Form 10-K report.

                                                FIRST M&F CORPORATION AND SUBSIDIARY

                                                         CROSS REFERENCE INDEX
                                                                                                                    Page
                                                                                                                   -------
PART I

Item 1          Business
                                                                                                                       3
Item 1A         Risk Factors                                                                                          11
Item 1B         Unresolved Staff Comments                                                                             13
Item 2          Properties                                                                                            13
Item 3          Legal Proceedings                                                                                     13
Item 4          Submission of Matters to a Vote of Security Holders                                                   13

PART II

Item 5          Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of
                  Equity Securities                                                                                   14
Item 6          Selected Financial Data                                                                               16
Item 7          Management's Discussion and Analysis of Financial Condition and Results of Operations                 17
Item 7A         Quantitative and Qualitative Disclosures About Market Risk                                            28
Item 8          Financial Statements and Supplementary Data                                                           30
Item 9          Changes in and Disagreements With Accountants on Accounting and Financial Disclosure                  62
Item 9A         Controls and Procedures                                                                               62
Item 9B         Other Information                                                                                     62

PART III

Item 10         Directors and Executive Officers of the Registrant                                                    63
Item 11         Executive Compensation                                                                                63
Item 12         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters        63
Item 13         Certain Relationships and Related Transactions                                                        63
Item 14         Principal Accounting Fees and Services                                                                63

PART IV

Item 15         Exhibits, Financial Statement Schedules                                                               63
--------------

*Information called for by Part III (Items 10 through 14) is incorporated by reference to the Registrant’s Proxy Statement.

FIRST M&F CORPORATION AND SUBSIDIARY

PART I

BUSINESS

General

First M&F Corporation (the Company) is a one-bank holding company chartered and organized under Mississippi laws in 1979. The Company engages exclusively in the banking business through its wholly-owned subsidiary, Merchants and Farmers Bank of Kosciusko (the Bank).

The Bank was chartered and organized under the laws of the State of Mississippi in 1890, and accounts for substantially all of the total assets and revenues of the Company. The Bank is the sixth largest bank in the state, having total assets of approximately $1.264 billion at December 31, 2005. The Bank offers a complete range of commercial and consumer services at its main office and two branches in Kosciusko and its branches within central and north Mississippi, including Ackerman, Bruce, Brandon, Canton, Cleveland, Clinton, Durant, Flowood, Grenada, Jackson, Madison, Olive Branch, Oxford, Pearl, Philadelphia, Ridgeland, Southaven, Starkville, and Tupelo, Mississippi, and a loan production office in Memphis, Tennessee.

The Bank has six wholly-owned subsidiaries, M&F Financial Services, Inc., which is currently inactive, First M&F Insurance Company, Inc., a credit life insurance company, M&F Insurance Agency, Inc., a general insurance agency, M&F Insurance Group, Inc., a general insurance agency, Merchants and Farmers Bank Securities Corporation, a real estate property management company, and M&F Business Credit, Inc., an asset-based lending operation based in Memphis, Tennessee. The Bank owns 55% of MS Statewide Title, LLC, a title insurance agency. The remaining 45% ownership is held by unaffiliated parties. Since March 1, 2000 the Bank has owned 51% of a joint venture, Merchants Financial Services, 49% of which is owned by an unaffiliated company. The joint venture engages in small business accounts receivable factoring, and has been consolidated into the Company’s financial statements for reporting purposes. Merchants Financial Services sold substantially all of its receivables to its two owners as of December 31, 2004, and was inactive at the end of 2005.

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

As of December 31, 2005, the Company and its subsidiary employed 472 full-time equivalent employees.

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995

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

FIRST M&F CORPORATION AND SUBSIDIARY

Overview

In the opinion of First M&F Corporation’s management, the Company’s most significant accomplishments during 2005 were as follows:

Facilities

     o   In December 2004, opened a loan production office in Memphis Tennessee which contributed 20.74% of the Company's loan growth for 2005
     o   In September 2005 opened a third full-service branch in Southaven
     o   Currently constructing a new location in Madison which will house a branch facility and several fee-generating services, expected to open early in the first quarter of 2006

Revenues

     o   Strong debit card revenue growth in excess of 45% was an encouraging component of deposit revenues
     o   Retail investment brokerage revenues increased by 19.2%
     o   Property, casualty, life and health insurance commissions increased by 3.3% to $3.5 million

Products and Services

     o   Balances in the new eRate Plus account, designed to accommodate only electronic transactions and paying a higher rate of interest, more than tripled in 2005
     o   Commercial checking balances grew in excess of 20% in 2005
     o   Completed another successful Gridiron loan campaign, an annual loan promotion offering college season football tickets to qualifying loan customers
     o   Loans held for investment grew by 12.08% in 2005
     o   Continued the expansion of the insurance agency network by placing a full-service agent in the Olive Branch banking center

In the opinion of Management, the challenges and opportunities facing the Company going forward from December 31, 2005 are as follows:

     o   Complete the announced acquisitions in Bells, Tennessee and Columbiana, Alabama in the first quarter of 2006 and successfully execute a sales and growth strategy in and around the Memphis and Birmingham markets
     o   Continue branch expansion in economically strong markets
     o   Implement a sales and service initiative in 2006 designed to improve customer satisfaction, improve customer retention, and grow market share
     o   Continue to increase the volumes and improve the products and services delivered through the insurance agencies and focus on expanding commercial insurance delivery capabilities
     o   Use core deposit growth as the primary funding source for lending activities
     o   Continue to build the retail investment brokerage business by expanding coverage into new banking markets
     o   Refocus efforts on building the treasury services business through expanded offerings and a new sales effort to reach north Mississippi and southwest Tennessee businesses
     o   Strengthen consumer lending primarily through  home equity loan promotions
     o   Continue to seek out commercial lending opportunities in economic and industry sectors where we have expertise
     o   Contain expenses in current operations while also focusing on expansion into new locations and markets
     o   Promote low-cost delivery channels such as debit cards and electronic banking that are convenient to the customers

FIRST M&F CORPORATION AND SUBSIDIARY

Competition

The Company competes generally with other banking institutions, savings associations, credit unions, mortgage banking firms, consumer finance companies, mutual funds, insurance companies, securities brokerage firms, and other finance related institutions; many of which have greater resources than those available to the Company. The competition relates primarily to interest rates, the availability and quality of services and products, and the pricing of those services and products. The Company’s philosophy is that of a community bank in which personal service is of primary importance, and leverages that philosophy in competing against the larger regional financial services companies which tend to depend on their vast array of products rather than individual service.

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

The minimum guideline for the total capital to risk-weighted assets, including certain off-balance sheet items such as standby letters of credit (“total capital ratio”) is 8.0 percent. At least half of total capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets (“Tier 1 capital”). The remainder may consist of subordinated debt, other preferred stock, a limited amount of loan loss reserves, and unrealized gains on equity securities subject to limitations (“Tier 2 capital”). At December 31, 2005, the Company and the Bank were in compliance with the total capital ratio and the Tier 1 capital ratio requirements. Note 17 of the Notes to Consolidated Financial Statements presents the Company’s and the Bank’s capital ratios.

FIRST M&F CORPORATION AND SUBSIDIARY

Deposit Insurance Assessments

The deposits of the Bank are insured by the FDIC up to the limits set forth under applicable law. A majority of the deposits of the Bank are subject to the deposit insurance assessments of the Bank Insurance Fund (“BIF”) of the FDIC. However, a portion of the Bank’s deposits, relating to a savings association acquisition, are subject to assessments imposed by the Savings Association Insurance Fund (“SAIF”) of the FDIC. The FDIC equalized the assessment rates for BIF-insured and SAIF-insured deposits effective January 1, 1997. The assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution’s capital position and other supervisory factors. Legislation was enacted in 1996 requiring both SAIF-insured and BIF-insured deposits to pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation (“FICO”). The FDIC is currently assessing, effective for the first quarter of 2006, BIF- and SAIF-insured deposits totaling an additional 1.32 basis points per $100 of deposits.

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

                                                FIRST M&F CORPORATION AND SUBSIDIARY

                                                       STATISTICAL DISCLOSURE

The statistical disclosures for the Company are contained in Tables 1 through 12.

Table 1
------------------------------------------------------------------------------------------------------------------------------------

AVERAGE BALANCE SHEETS/YIELDS
------------------------------------------------------------------------------------------------------------------------------------

                                       2005                               2004                              2003
(Dollars in thousands)              Average              Yield/        Average             Yield/        Average             Yield/
                                    Balance   Interest     Cost        Balance   Interest    Cost        Balance   Interest    Cost
                                ------------ ---------- --------    ----------- ---------- -------    ----------- ---------- -------
Interest-bearing bank balances   $    4,717   $    214     4.54%    $    5,747   $     98    1.71%    $    7,451    $   108    1.45%
Federal funds sold                    7,566        194     2.56         11,449        113     .99         16,690        192    1.15
Taxable investments                 139,753      5,797     4.15        131,105      5,439    4.15        152,447      6,653    4.36
Tax-exempt investments               50,314      3,228     6.42         53,500      3,528    6.59         54,980      3,793    6.90
Loans                               893,317     59,521     6.66        805,977     50,515    6.27        734,240     48,904    6.66
                                ------------ ---------- --------    ----------- ---------- -------    ----------- ---------- -------
   Total earning assets           1,095,667     68,954     6.29      1,007,778     59,693    5.92        965,808     59,650    6.18
Nonearning assets                   113,387                            102,411                            96,129
                                ------------                        -----------                       -----------
   Total average assets          $1,209,054                         $1,110,189                        $1,061,937
                                ============                        ===========                       ===========

NOW & MMDA                          330,556      4,618     1.40        280,291      1,913     .68        291,723      2,786     .96
Savings deposits                     84,282      1,523     1.81         86,758      1,180    1.36         90,305      1,434    1.59
Certificates of deposit             394,344     11,587     2.94        359,318      8,643    2.41        345,849      9,179    2.65
Short-term borrowings                19,056        776     4.07         20,839        664    3.19         18,757        608    3.24
Other borrowings                    117,088      4,680     4.00        118,597      4,650    3.92         87,579      3,850    4.40
                                ------------ ---------- --------    ----------- ---------- -------    ----------- ---------- -------
   Total interest-bearing           945,336     23,184     2.45        865,803     17,050    1.97        834,213     17,857    2.14
     liabilities
Noninterest-bearing deposits        140,036                            123,773                           107,493
Noninterest-bearing                   7,959                              8,618                             9,323
     liabilities
Capital                             115,723                            111,995                           110,908
                                ------------                        -----------                       -----------
   Total avg. liabilities &      $1,209,054                         $1,110,189                        $1,061,937
     equity
                                ============ ---------- --------    =========== ---------- -------    =========== ---------- -------
Net interest margin                             45,770     4.18                    42,643    4.23                    41,793    4.33
Less tax equivalent adjustment
   Investments                                   1,204      .11                     1,316     .13                     1,415     .15
   Loans                                            78      .01                        88     .01                        98     .01
                                             ---------- --------                ---------- -------                ---------- -------
Reported book net interest                    $ 44,488     4.06%                 $ 41,239    4.09%                 $ 40,061    4.17%
margin
                                             ========== ========                ========== =======                ========== =======

Tax equivalent adjustments were made using a blended Federal/State rate of 37.3%

Table 2
------------------------------------------------------------------------------------------------------------------------------------

RATE/VOLUME VARIANCES
------------------------------------------------------------------------------------------------------------------------------------

                                                     005 Compared To 2004                           2004 Compared To 2003
                                       -------------------------------------------    --------------------------------------------
(Dollars in thousands)                            Increase (Decrease) Due To                      Increase (Decrease) Due To
                                       -------------------------------------------    --------------------------------------------
                                                             Yield/                                        Yield/
                                            Volume             Cost           Net         Volume             Cost             Net
                                       ------------    -------------    ----------    -----------    -------------    ------------
Interest earned on:
Interest-bearing bank balances           $    (32)        $     148       $   116       $   (27)        $     17        $    (10)
Federal funds sold                            (69)              150            81           (56)             (23)            (79)
Taxable investments                           358                 -           358          (908)            (306)         (1,214)
Tax-exempt investments                       (207)              (93)         (300)         (100)            (165)           (265)
Loans                                       5,647             3,359         9,006         4,637           (3,026)          1,611
                                       ------------    -------------    ----------    -----------    -------------    ------------
   Total earning assets                     5,369            3,892         9,261          2,539           (2,496)             43

Interest paid on:
NOW & MMDA                                    523            2,182         2,705           (94)             (779)           (873)
Savings deposits                              (39)             382           343           (52)             (202)           (254)
Certificates of deposit                       936            2,008         2,944            341             (877)           (536)
Short-term borrowings                         (65)             177           112             67              (11)             56
Other borrowings                              (60)              90            30          1,290             (490)            800
                                       ------------    -------------    ----------    -----------    -------------    ------------
   Total interest-bearing liabilities       1,758            4,376         6,134            649           (1,456)           (807)
                                       ------------    -------------    ----------    -----------    -------------    ------------
   Change in net interest income
      on a tax-equivalent basis          $  3,611         $   (484)       $3,127        $ 1,890        $  (1,040)       $    850
                                       ============    =============    ==========    ===========    =============    ============

The rate/volume variances are computed for each line item and are therefore non-additive.

                                                FIRST M&F CORPORATION AND SUBSIDIARY

Table 3
-------------------------------------------------------------------------------------------------------------------------------

SECURITIES AVAILABLE FOR SALE
-------------------------------------------------------------------------------------------------------------------------------

                                                                                  Carrying Value of Securities
                                                                   ------------------------------------------------------------
(Dollars in thousands)                                                                     December 31
                                                                                       --------------------
                                                                       2005                   2004                    2003
                                                                   -------------       --------------------       -------------
Securities Available For Sale
U. S. Treasury                                                         $  3,963                   $    550            $    560
Government agencies                                                      69,068                     61,796              69,794
Mortgage-backed securities                                               49,504                     47,397              51,526
Obligations of states and political subdivisions                         52,874                     56,089              60,071
Other securities                                                          9,662                      9,822               5,626
                                                                   -------------       --------------------       -------------
Total securities available for sale                                    $185,071                   $175,654            $187,577
                                                                   =============       ====================       =============

                                                                                  Amortized Cost of Securities
                                                                   ------------------------------------------------------------
                                                                                          December 31
                                                                                       --------------------
                                                                       2005                   2004                    2003
                                                                   -------------       --------------------       -------------
Securities Available For Sale
U. S. Treasury                                                         $  3,993                   $    528            $    532
Government agencies                                                      69,888                     61,564              67,954
Mortgage-backed securities                                               50,128                     46,718              49,986
Obligations of states and political subdivisions                         52,549                     54,274              57,503
Other securities                                                          9,684                      9,724               5,400
                                                                   -------------       --------------------       -------------
Total securities available for sale                                    $186,242                   $172,808            $181,375
                                                                   =============       ====================       =============

Table 4
------------------------------------------------------------------------------------------------------------------------------------

MATURITY DISTRIBUTION AND YIELDS OF SECURITIES AVAILABLE FOR SALE
------------------------------------------------------------------------------------------------------------------------------------

                                                  After One
                             Within              But Within             After Five
(Dollars in thousands)        One                  Five                 But Within               Over
                              Year    Yield        Years     Yield      Ten Years   Yield      Ten Years  Yield     Total    Yield
                            --------- -------    ---------- -------    ----------- -------    ---------- ------  ---------- -------
Securities Available For Sale
U.S. Treasury                $     -       -%     $  3,993    4.14%       $     -       -%      $     -      -%   $  3,993    4.14%
Government agencies           12,997    4.34        56,381    4.18            510    5.66             -      -      69,888    4.22
Mortgage-backed securities    14,521    4.78        30,993    4.84          2,341    4.73         2,273   5.19      50,128    4.83
Obligations of states and
   political subdivisions      8,552    7.00        38,479    6.46          5,290    5.68           228   6.08      52,549    6.47
Other debt securities            551    7.08         7,093    5.27              -       -         1,000   5.47       8,644    5.41
                            --------- -------    ---------- -------    ----------- -------    ---------- ------  ---------- -------
Total securities available
   for sale                  $36,621    5.18%     $136,939    5.03%       $ 8,141    5.41%      $ 3,501   5.33%   $185,202    5.08%
Equity securities                                                                                                    1,040
                                                                                                                 ----------
                                                                                                                  $186,242
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

                                                FIRST M&F CORPORATION AND SUBSIDIARY

Table 5
------------------------------------------------------------------------------------------------------------------------------------

COMPOSITION OF THE LOAN PORTFOLIO
------------------------------------------------------------------------------------------------------------------------------------

(Dollars in             2005                 2004                  2003                    2002                   2001
thousand)
                      ---------            ----------            ---------               ---------              ----------
                                  % Of                  % Of                 % Of                    % Of                    % Of
Held For Investment    Amount    Total      Amount     Total      Amount     Total        Amount    Total        Amount     Total
                      --------- ---------  ---------- ---------  --------- ----------    --------- ---------    ---------- ---------
Commercial,
   financial and
   agricultural       $151,598     16.25%  $ 128,735     15.46%  $109,558      14.24%    $ 90,332     13.54%     $ 81,822     12.64%
Non-residential real
   Estate              462,819     49.60     369,100     44.34    339,547      44.15      262,141     39.30       234,950     36.29
Residential real
   Estate              274,333     29.40     284,823     34.21    263,450      34.25      241,861     36.26       242,288     37.42
Consumer loans          41,458      4.44      46,677      5.61     53,716       6.98       68,819     10.32        84,171     13.00
Other loans              2,872       .31       3,151       .38      2,885        .38        3,836       .58         4,219       .64
Lease financing              -         -           -         -          -          -            9      0.00            33      0.01
                      --------- ---------  ---------- ---------  --------- ----------    --------- ---------    ---------- ---------
   Total loans        $933,080    100.00%  $ 832,486    100.00%  $769,156     100.00%    $666,999    100.00%     $647,482    100.00%
                      ========= =========  ========== =========  ========= ==========    ========= =========    ========== =========

Loans held for sale   $  5,704             $  12,236             $ 12,165                $ 11,747                $ 13,800
                      ========= =========  ========== =========  ========= ==========    ========= =========    ========== =========

Table 6
------------------------------------------------------------------------------------------------------------------------------------

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES
------------------------------------------------------------------------------------------------------------------------------------

Maturity distribution of loans at December 31, 2005

(Dollars in thousands)                                       Within          One to Five         After Five
                                                            One Year            Years              Years             Total
                                                          --------------    ---------------     -------------     -------------
Commercial, financial and agricultural                         $ 85,462           $ 63,354          $  2,782          $151,598
Non-residential real estate                                     141,415            280,400            41,004           462,819
Residential real estate                                          41,781            174,275            58,277           274,333
Consumer loans                                                   11,068             30,204               186            41,458
Other loans                                                         223                937             1,712             2,872
                                                          --------------    ---------------     -------------     -------------
   Total loans                                                 $279,949           $549,170          $103,961          $933,080
                                                          ==============    ===============     =============     =============

Rate sensitivity of loans at December 31, 2005

                                                            One to Five         After Five
                                                               Years              Years             Total
                                                          --------------    ---------------     -------------
Fixed rate loans                                               $483,603           $ 71,387          $554,990
Floating rate loans                                              65,567             32,574            98,141
                                                          --------------    ---------------     -------------
                                                               $549,170           $103,961          $653,131
                                                          ==============    ===============     =============

Table 7
------------------------------------------------------------------------------------------------------------------------------------

NONPERFORMING ASSETS AND PAST DUE LOANS
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
                                                       2005            2004            2003            2002            2001
                                                   -----------     -----------     ------------    ------------    ------------
Nonaccrual loans                                       $1,403          $3,302           $4,517          $1,582          $1,825
Restructured loans                                          -               -                -               -               -
                                                   -----------     -----------     ------------    ------------    ------------
   Total nonperforming loans                            1,403           3,302            4,517           1,582           1,825
Other real estate owned                                 3,042           3,314            1,282           1,430           1,757
                                                   -----------     -----------     ------------    ------------    ------------
   Total nonperforming assets                           4,445           6,616            5,799           3,012           3,582
Accruing loans past due 90 days or more                   510             645            1,531           2,169           1,958
                                                   -----------     -----------     ------------    ------------    ------------
   Total nonperforming assets and loans                $4,955          $7,261           $7,330          $5,181          $5,540
                                                   ===========     ===========     ============    ============    ============

                                                FIRST M&F CORPORATION AND SUBSIDIARY

Table 8
------------------------------------------------------------------------------------------------------------------------------------

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
                                                          2005             2004             2003            2002            2001
                                                     -------------     ------------     -----------     -----------     -----------
Balance at beginning of year                             $11,619          $10,891         $10,258         $ 8,426         $ 8,510
Charge offs:
   Commercial, financial and agricultural                 (1,141)          (3,832)           (721)           (650)         (2,313)
   Real estate - nonresidential                             (182)            (312)           (318)           (332)           (301)
   Real estate - residential                                (464)            (289)         (1,120)           (474)           (507)
   Consumer                                               (1,286)          (1,193)         (1,516)         (1,849)         (2,167)
                                                     -------------     ------------     -----------     -----------     -----------
      Total                                               (3,073)          (5,626)         (3,675)         (3,305)         (5,288)
Recoveries:
   Commercial, financial and agricultural                    101              190              85              82              74
   Real estate - nonresidential                               49               24              56              37              20
   Real estate - residential                                 152              445              27               6              50
   Consumer                                                  455              344             338             517             645
                                                     -------------     ------------     -----------     -----------     -----------
      Total                                                  757            1,003             506             642             789
                                                     -------------     ------------     -----------     -----------     -----------
Net charge-offs                                           (2,316)          (4,623)         (3,169)         (2,663)         (4,499)
Provision for loan losses                                  3,146            5,351           3,802           4,495           4,415
                                                     -------------     ------------     -----------     -----------     -----------
Balance at end of year                                   $12,449          $11,619         $10,891         $10,258         $ 8,426
                                                     =============     ============     ===========     ===========     ===========

Net Charge-Offs To Average Loans                            0.26%            0.58%           0.43%           0.40%           0.69%
                                                     =============     ============     ===========     ===========     ===========

Table 9
------------------------------------------------------------------------------------------------------------------------------------

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
------------------------------------------------------------------------------------------------------------------------------------

                                                                                    December 31
                                                       --------------------------------------------------------------------------
(Dollars in thousands)                                     2005             2004            2003           2002           2001
                                                       ------------     ------------    -----------    -----------    -----------
Commercial, financial and agricultural                   $ 5,642          $ 5,224        $ 4,833        $ 3,804         $2,380
Non-residential real estate                                  695              574            317            322            411
Residential real estate                                    1,351            1,241            330          1,048          1,102
Consumer loans                                             4,761            4,581          5,411          5,084          4,532
                                                       ------------     ------------    -----------    -----------    -----------
   Total loans                                           $12,449          $11,619        $10,891        $10,258         $8,426
                                                       ============     ============    ===========    ===========    ===========

Allowance As A Percentage Of Loan Type
                                                                                    December 31
                                                       --------------------------------------------------------------------------
                                                           2005             2004           2003           2002           2001
                                                       ------------     ------------    -----------    -----------    -----------
Commercial, financial and agricultural                      3.65%            3.96%          4.30%          4.04%          2.77%
Non-residential real estate                                 0.15             0.16           0.09           0.12           0.18
Residential real estate                                     0.49             0.44           0.13           0.43           0.45
Consumer loans                                             11.48             9.81          10.07           7.39           5.38
                                                       ------------     ------------    -----------    -----------    -----------
   Total loans                                              1.33%            1.40%          1.42%          1.54%          1.30%
                                                       ============     ============    ===========    ===========    ===========

Net Charge-Offs As A Percent Of Year End Loans Outstanding, By Type
                                                                                    December 31
                                                       --------------------------------------------------------------------------
                                                           2005             2004           2003           2002           2001
                                                       ------------     ------------    -----------    -----------    -----------
Commercial, financial and agricultural                       .67%            2.76%          0.57%           .60%          2.60%
Non-residential real estate                                 0.03             0.08           0.08           0.11           0.12
Residential real estate                                     0.11            (0.05)          0.41           0.19           0.19
Consumer loans                                              2.00             1.82           2.19           1.94           1.81
                                                       ------------     ------------    -----------    -----------    -----------
   Total loans                                              0.25%            0.56%          0.41%          0.40%          0.69%
                                                       ============     ============    ===========    ===========    ===========

Table 10
------------------------------------------------------------------------------------------------------------------------------------

TIME DEPOSITS OF $100,000 OR MORE
------------------------------------------------------------------------------------------------------------------------------------

The table below shows maturities of outstanding time deposits of $100,000 or more at December 31, 2005 (in thousands):

Three months or less                                                                                                  $ 51,621
Over three months through six months                                                                                    26,501
Over six months through twelve months                                                                                   35,799
Over one year                                                                                                           59,453
                                                                                                 ------------------------------
   Total                                                                                                              $173,374
                                                                                                 ==============================

                                                FIRST M&F CORPORATION AND SUBSIDIARY

Table 11
------------------------------------------------------------------------------------------------------------------------------------

SELECTED RATIOS
------------------------------------------------------------------------------------------------------------------------------------

The following table reflects ratios for the Company for the last three years:

                                                                 2005                     2004                     2003
                                                          ------------------       ------------------       ------------------
Return on average assets                                          1.04%                     .97%                    1.03%
Return on average equity                                         10.88                     9.62                     9.82
Dividend payout ratio                                            36.79                    42.19                    42.37
Average equity to assets ratio                                    9.57                    10.09                    10.44

Table 12
------------------------------------------------------------------------------------------------------------------------------------

SHORT-TERM BORROWINGS
------------------------------------------------------------------------------------------------------------------------------------

The table below presents certain information regarding the Company's short-term borrowings for each of the last three years (in thousands):

                                                                                 2005               2004              2003
                                                                           --------------     -------------     --------------
Securities sold under agreements to repurchase
Outstanding at end of period                                                    $18,062           $16,808            $15,205
Maximum outstanding at any month-end during the period                           18,062            18,872             22,859
Average outstanding during the period                                            14,875            15,428             16,984
Interest paid                                                                       619               557                584
Weighted average rate during each period                                           4.16%             3.61%              3.44%

Federal funds purchased
Outstanding at end of period                                                    $     -           $     -            $     -
Maximum outstanding at any month-end during the period                           17,400            31,900              8,600
Average outstanding during the period                                             4,181             5,411              1,773
Interest paid                                                                       157               107                 24
Weighted average rate during each period                                           3.77%             1.97%              1.36%

                                                            RISK FACTORS

The Company faces various risks that are inherent to our business such as credit, legal, market, operational, liquidity and regulatory risks. The following factors could affect the performance and operating results of the Company and its subsidiary.

The Company may be vulnerable to certain sectors of the economy.

         If the economy deteriorated and real estate values became depressed, the approximately 79% of the Company's loan portfolio that is secured by real estate could come under stress, thus possibly requiring additional loan loss accruals.
         The Company may not be able to dispose of its foreclosed real estate at prices above the properties' carrying values, thus causing additional losses.

General economic conditions may adversely affect our customers' ability to meet their obligations.

         A severe slowing of the economy may affect the ability of the Company's customers to make timely loan payments, or may cause customers to use up deposit balances, thereby causing a strain on the Company's liquidity.

The Company is subject to interest rate risk.

         A much steeper than anticipated increase in interest rates or a steep decline in those rates over a short period of time could cause the Company's net interest margins to decrease, thereby decreasing net interest revenues.

Certain changes in interest rates, inflation, or the financial markets could affect demand for the Company's products and the
Company's ability to deliver products efficiently.

         Mortgage originations, and therefore mortgage revenues, would be hurt by steeply rising interest rates.
         A poor stock market could reduce brokerage transactions, therefore reducing investment brokerage revenues.
         An unanticipated increase in inflation could cause the Company's operating costs related to salaries, technology, supplies and property taxes to increase.

                                                FIRST M&F CORPORATION AND SUBSIDIARY

The Company is subject to various litigation risks

         Unfavorable judgments in excess of accrued liabilities related to ongoing litigation may result in additional expenses.

Weather-related and other natural disasters could affect the Company's ability to operate as well as the revenues of the insurance agencies.

         Natural disasters could interrupt the ability of the Company to conduct business and could restrict our customer's ability to generate cash flows, causing loan losses and losses of revenues.
         Unanticipated catastrophic loss claims could occur that would reduce or eliminate the profit sharing revenues of the insurance agencies. Such claims may also affect the availability of insurance products for certain classes of customers, thereby reducing commission revenues available to the agencies.

The Company is subject to competition from various sources.

         Unforeseen new competition from outside the traditional financial services industry could constrain the Company's ability to price its products profitably.

The projected benefit obligations of the Company's pension plan exceed the fair market value of its assets.

         Investments in the portfolio of the Company's pension plan may not provide adequate returns to fund the accumulated and projected plan obligations, thus causing higher annual plan expenses and requiring additional contributions by the
         Company.

The Company relies on the financial markets to provide needed capital.

         The Company's stock is listed and traded on the NASDAQ National Market System. The Company depends on the liquidity of the NASDAQ market to raise equity capital. If the market should fail to operate, the Company may be severely constrained in raising capital.
         The Company has an analyst following, and therefore, downgrades in the Company's prospects by an analyst may cause the
         Company's stock price to fall and prevent the Company from being able to access the markets for additional capital.

The Company is subject to regulation by various entities.

         The Company is subject to the regulations of the Securities Exchange Commission (SEC), the Federal Reserve Board, the
         Federal Deposit Insurance Corporation, the Mississippi Department of Banking and Consumer Finance, and the Mississippi
         Department of Insurance. New regulations issued by these agencies may adversely affect the Company's ability to carry on its business activities.
         The Company is subject to Federal and state laws and regulations such as labor, tax and environmental laws and regulations. Changes in these laws and regulations may adversely affect the Company's operations or result in unanticipated penalties or other costs.
         The Company is subject to the accounting rules and regulations of the SEC and the Financial Accounting Standards Board.
         The Company may become subject to accounting rules that adversely affect the reported financial position or results of operations of the Company, or that require extraordinary efforts and additional costs to implement.

The Company engages in acquisitions of other businesses.

         The Company has two pending bank acquisitions scheduled for 2006. These acquisitions are expected to be paid in cash and therefore the Company will need to secure adequate financing while maintaining its regulatory capital ratios. Downturns in the acquired companies could result in insufficient cash flows to repay the financings as scheduled.
         Acquisitions also may result in customer and employee turnover, thus increasing the cost of operating the new businesses.
         Legal contingencies, related to the acquired companies, beyond those that the Company is aware of could arise, causing unexpected costs.

FIRST M&F CORPORATION AND SUBSIDIARY

UNRESOLVED STAFF COMMENTS

Not Applicable.

PROPERTIES

The Bank’s legal headquarters is a 21,000 square foot, three story, brick building located at 134 West Washington Street. This building houses the primary administrative offices of the Bank and Company.

The Bank owns its main office building and 32 of its branch facilities and leases four of its locations. The Bank’s insurance agency subsidiary owns four of its locations and leases one. The Bank’s asset-based lending subsidiary leases one office. The facilities occupied under lease agreements have terms which range from month to month to five years. It is anticipated that all leases will be renewed.

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

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a shareholder vote during the fourth quarter of 2005.

                                                FIRST M&F CORPORATION AND SUBSIDIARY

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

At December 31, 2005, there were 1,247 shareholders of record of the Company's common stock.  On December 31, 2005, the Company's stock closed at $33.71 per share.

The following table summarizes the trading ranges and dividend payouts for the two years ended December 31, 2005.

                                                   Quarterly Closing Common Stock
                                                  Price Ranges and Dividends Paid
                               First                Second                Third                Fourth
----------------------- --------------------- -------------------- --------------------- --------------------
2005:
High                                  $35.95               $35.75                $35.53               $35.28
Low                                    32.25                31.49                 33.08                32.68
Close                                  34.13                34.23                 35.25                33.71
Dividend                                 .25                  .26                   .26                  .26
----------------------- --------------------- -------------------- --------------------- --------------------
2004:
High                                  $39.10               $36.00                $34.00               $34.55
Low                                    30.50                30.65                 31.01                32.65
Close                                  33.51                31.14                 33.35                33.85
Dividend                                 .25                  .25                   .25                  .25

The following table summarizes stock and dividend performance ratios for the five years ended December 31, 2005.

                                                   Stock and Dividend Performance
                                        2005           2004           2003           2002           2001
---------------------------------- -------------- -------------- -------------- -------------- --------------
Price/earnings ratio                    12.04x         14.28x         16.06x         12.50x         13.23x
Price/book value ratio                   1.29x          1.36x          1.56x          1.18x           .95x
Book value/share                        $26.11         $24.96         $24.24         $23.59         $21.68
Dividend payout ratio                    36.79%         42.19%         42.37%         45.05%         64.52%
Historical dividend yield                 3.04%          2.64%          3.60%          4.88%          5.93%

The following table summarizes repurchases of common stock for the program in place during the fourth quarter of 2005:

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
                                                                                  (or Units) Purchased      of Shares (or Units)
                                   Total Number                                        As Part of              That May Yet Be
                                  of Shares (or          Average Price Paid        Publicly Announced        Purchased Under the
           Period                Units) Purchased       Per Share (or Unit)         Plans or Programs         Plans or Programs
           ------                ----------------       -------------------         -----------------         -----------------
10/01/05 - 10/31/05 (1)                      -                  $     -                          -                    70,000
11/01/05 - 11/30/05                          -                        -                          -                    60,000
12/01/05 - 12/31/05                          -                        -                          -                    50,000

(1)      On May 11, 2005 the Board authorized a program to repurchase up to 10,000 shares of common stock per month in the open market over a twelve month period beginning on May 15, 2005 and ending on May 14, 2006.

                                                FIRST M&F CORPORATION AND SUBSIDIARY

The following table provides information regarding securities issued under our equity compensation plans that were in effect during 2005.

                                                            Number of
                                                        Securities to be
                                                           Issued Upon           Weighted-Average
                                                           Exercise of           Exercise Price of
                                                           Outstanding              Outstanding            Number of Securities
                                                        Options, Warrants        Options, Warrants          Remaining Available
                                     Plan Name             and Rights               and Rights              for Future Issuance
                                  ----------------     --------------------    ----------------------    --------------------------

Equity compensation plans         1999 Stock                   119,685                  30.4023                        -
approved by security holders      Option Plan
                                  2005 Equity                        -                        -                  290,117
                                  Incentive Plan

Equity compensation plans not     None                               -                        -                        -
approved by security holders
                                                       --------------------    ----------------------    --------------------------

Total                                                          119,685                  30.4023                  290,117
                                                       ====================    ======================    ==========================

In April 2005 the 2005 Equity Incentive Plan was approved by a shareholder vote and replaced the 1999 Stock Option Plan.
In 2005, under the 2005 Equity Incentive Plan, the Company issued to senior and executive officers 56,883 shares of restricted stock that vest in terms of from three to seven years at a weighted average fair value at the date of grant of $34.01. Also in
2005, under the 2005 Equity Incentive Plan, the Company issued 3,000 shares of unrestricted stock at a grant date fair value of
$33.71 to senior and executive officers.

                                                FIRST M&F CORPORATION AND SUBSIDIARY

                                                      SELECTED FINANCIAL DATA

(Thousands, except per share data)                  2005             2004             2003             2002             2001
---------------------------------------------- ---------------- ---------------- ---------------- ---------------- ----------------

EARNINGS

Interest income                                 $   67,672       $   58,289       $   58,137       $   62,068       $   70,506
Interest expense                                    23,184           17,050           17,857           23,702           37,355
Net interest income                                 44,488           41,239           40,280           38,366           33,151
Provision for loan losses                            3,146            5,351            3,802            4,495            4,415
Noninterest income                                  16,401           15,169           14,138           13,893           13,597
Noninterest expense                                 39,141           36,994           34,732           33,094           31,750
Income taxes                                         6,004            4,075            4,748            4,247            3,199
Noncontrolling interests                                 6             (787)             244              188              231
Net income                                      $   12,592       $   10,775       $   10,892       $   10,235       $    7,153
Net interest income, taxable equivalent         $   45,770       $   42,643       $   41,793       $   40,007       $   34,939
Cash dividends paid                             $    4,648       $    4,535       $    4,604       $    4,610       $    4,615

PER COMMON SHARE

Net income (basic)                              $     2.80       $     2.37       $     2.36       $     2.22       $     1.55
Cash dividends paid                                   1.03             1.00             1.00             1.00             1.00
Book value                                           26.11            24.96            24.24            23.59            21.68
Closing stock price                                  33.71            33.85            37.90            27.75            20.50

SELECTED AVERAGE BALANCES

Assets                                          $1,209,054       $1,110,189       $1,061,937       $1,023,046       $1,010,122
Earning assets, amortized cost                   1,095,667        1,007,778          965,809          931,817          923,327
Loans held for investment                          884,232          794,010          720,955          652,098          637,315
Investments, amortized cost                        190,067          184,605          207,427          250,687          249,677
Total deposits                                     949,228          850,140          835,370          816,630          800,665
Equity                                             115,723          111,995          110,908          104,954          100,197

SELECTED YEAR-END BALANCES

Assets                                          $1,267,118       $1,142,712       $1,078,298       $1,037,134       $1,018,309
Earning assets, carrying value                   1,130,576        1,029,031          972,402          935,166          917,328
Loans held for investment                          933,080          832,486          769,156          666,999          647,482
Investments, carrying value                        185,071          175,654          187,577          236,110          250,358
Total deposits                                     973,671          877,264          820,226          824,024          816,617
Equity                                             117,377          112,468          110,678          108,210          100,063

SELECTED RATIOS

Return on average assets                              1.04%            .97%             1.03%            1.00%             .71%
Return on average equity                             10.88            9.62              9.82             9.75             7.14
Average equity to average assets                      9.57           10.09             10.44            10.26             9.92
Dividend payout ratio                                36.79           42.19             42.37            45.05            64.52
Price to earnings (x)                                12.04x          14.28x            16.06x           12.50x           13.23x
Price to book (x)                                     1.29            1.36              1.56             1.18              .95

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

Management of the Company evaluates many factors in determining the estimate for the allowance for loan losses. Historical loan losses by loan type and loan grade are a significant factor in estimating future losses. Management reviews loan quality on an ongoing basis to determine the collectibility of individual loans and reflects that collectibility by assigning loan grades to individual credits. The grades will generally determine how closely a loan will be monitored on an ongoing basis. A customer’s payment history, financial statements, cash flow patterns and collateral, among other factors, are reviewed to determine if the loan has potential losses. Concentrations of credit by loan type and collateral type are reviewed to determine exposures and risks of loss. General economic factors as well as economic factors for individual industries or factors that would affect certain types of loan collateral are reviewed to determine the exposure of loans to economic fluctuations. The Company also has a loan review department that audits types of loans as well as geographic segments to determine credit problems and loan policy violations that require the attention of management. All of these factors are used to determine the adequacy of the allowance for loan losses and adjust its balance accordingly.

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

The estimate of fair value is dependent on such assumptions as: (1) future cash flows determined from the budget, strategic plan, and forecasts of growth, and (2) discount rates and earnings multiples used to determine the present value of those cash flows. Management uses a model similar to those used to evaluate potential mergers and acquisitions. No impairments have been recognized since beginning testing in 2002.

FIRST M&F CORPORATION AND SUBSIDIARY

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

SUMMARY

Net income for 2005 was $12.592 million, or $2.80 basic and $2.79 diluted per share as compared to $10.775 million, or $2.37 basic and $2.36 diluted per share in 2004 and $10.892 million, or $2.36 basic and $2.35 diluted per share in 2003. Major factors contributing to the increased earnings were (1) strong loan growth throughout 2005 combined with solid deposit growth in the first quarter of 2005, (2) improved asset quality that resulted in lower net charge-offs and a lower level of loan loss accruals than in 2004, (3) solid noninterest revenue growth as compared to 2004 and (4) a net interest margin decrease of five basis points for 2005 from 2004 as compared to the ten basis point decrease for 2004 from 2003. The Company’s stock buy-back program throughout 2004 and through the first half of 2005 was another positive contributor to the increased earnings per share in 2005 over 2004

In the third quarter of 2005 the Company completed construction of a branch facility in Southaven. The Company also substantially completed a financial service office complex in Madison which it expects to occupy in the first quarter of 2006. The building will house a branch facility as well as several fee-generating businesses.

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

During the third and fourth quarters of 2005 the Company restructured its item processing technology by converting from a traditional proof environment to an image proof-of-deposit environment. The new system is designed to capture images of items rather than the items having to go through the traditional encoding process. This environment will minimize the handling of paper documents, lower labor costs, automate internal processes and improve the Company’s preparedness for future industry migration toward full check image exchange.

FIRST M&F CORPORATION AND SUBSIDIARY

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

Total assets increased by 10.89% in 2005, ending the year at $1.267 billion. Total assets increased by 5.97% in 2004, ending the year at $1.143 billion. Total assets increased by 3.97% in 2003 to end the year at $1.078 billion. The compounded annual growth rate for total assets for the last five (5) years was 4.43%, while the compounded growth rate for deposits was 4.33%.

EARNING ASSETS

The average earning asset mix for 2005 was 81.53% in loans, 17.35% in investments, and 1.12% in short-term funds. The average earning asset mix for 2004 was 79.97% in loans, 18.32% in investments and 1.71% in short-term funds. The average earning asset mix for 2003 was 76.02% in loans, 21.48% in investments, and 2.50% in short-term funds. Loans held for investment grew by 12.08% in 2005 while deposits grew by 10.99%. Loans held for investment grew by 8.23% in 2004 while deposits grew by 6.95%. Loans held for investment grew by 15.32% in 2003 while deposits decreased. Noninterest-bearing deposits grew by 19.21% in 2005, grew by 11.80% in 2004, and grew by 20.88% in 2003. Average noninterest-bearing deposits grew by 13.14% in 2005, grew by 15.15% in 2004, and grew by 7.85% in 2003. The following table shows the volume changes in loans and deposits over the last three years.

                                                        2005         2004          2003
                                                    ------------- ------------ -------------
Net increase in loans                                 $100,594     $ 63,330       $102,157
Net increase in deposits                                96,407       57,038         (3,798)
Ratio of loan growth to deposit growth                  104.34%      111.03%             -

Loan growth for 2005 was made up primarily of commercial and real estate loans. Commercial loans grew by 17.76% in 2005 after growing by 17.50% in 2004. The asset-based lending operation in Memphis, M&F Business Credit, Inc., accounted for 20.51% of the increase in commercial loans during 2005 and 49.64% of that increase in 2004. Commercial real estate-secured loans grew by 25.39% in 2005 after growing by 8.70% in 2004 and by 29.53% in 2003. Much of the loan growth occurred in the stronger economies such as Madison, Rankin and DeSoto Counties and in the college markets of Oxford and Starkville. The Company maintains strict credit policies related to collateral and underlying cash flow requirements in making loans to small businesses. However, the strength of the Madison, Hinds, Lee and DeSoto County economies has provided growth opportunities for the Company in its expansion efforts. Consumer loans decreased by 11.18% in 2005, by 13.10% in 2004 and by 21.95% in 2003. Consumer loan growth has been problematic for the Company since exiting the indirect automobile lending business in 2000. Home equity loans were flat for 2005 after growing by 8.95% in 2004. The commercial lending staff has been increased since 2002 in an effort to grow commercial and real estate-secured commercial loans, and the Company looks to the small business market for loan as well as deposit growth. The Company’s strategy is to continue to grow the loan portfolio in the stronger economic markets. The Company expects to strengthen its current operations in Madison County with continued branch expansion efforts. The Company also expects to expand its lending efforts and physical presence in Memphis, Tennessee and its surrounding areas as well as in the Birmingham, Alabama market.

FIRST M&F CORPORATION AND SUBSIDIARY

INVESTMENT SECURITIES

The Company’s investment portfolio increased by 5.36% in 2005, decreased by 6.36% in 2004 and decreased by 20.56% in 2003. In 2005 the Company purchased $53.7 million in U. S. Government agency securities to replace $44.0 million of maturities and to create a liquidity portfolio primarily for public funds deposit demands. The Company also purchased $19.0 million in mortgage-backed securities with funds obtained through deposit growth and other mortgage-backed securities principle payments of $15.6 million. The mortgage-backed securities were purchased mainly for their attractive yields and secondarily for the liquidity provided through the monthly principal payments. The Company sold approximately $6.6 million in mortgage-backed securities in a restructuring transaction during the first quarter of 2004 and reallocated the proceeds to corporate debt and debt collateralized by trust preferred securities. The Company purchased approximately $20.5 million of mortgage-backed securities during 2004, offsetting the effect of the year’s monthly principal pay-downs. The 2004 decrease in securities was used primarily for lending purposes, and was provided equally by calls and maturities of Government agency securities and securities of municipalities. The 2003 decrease was used to provide funding for the loan portfolio as well. Most of the cash flows diverted to the 2003 lending effort were generated from mortgage-backed securities. As of December 31, 2005, municipal securities represented 28.22% of total debt securities as compared to 31.41% at December 31, 2004 and 31.70% at December 31, 2003. The Company uses investments in municipal securities for their tax benefits and also to take advantage of local investment opportunities.

DEPOSITS AND BORROWINGS

Deposits increased by 10.99% in 2005, increased by 6.95% in 2004 and decreased by .46% in 2003. Consumer and commercial deposits increased by 11.17% in 2005 and by 4.64% in 2004. Public funds, deposits of states and local municipalities, grew by 10.12% in 2005 and by 19.78% in 2004. Much of the commercial and consumer deposit growth occurred in the Madison, Rankin and Hinds County markets as well as in the Oxford and Tupelo markets. A new deposit acquisition campaign between February and June 2005, primarily targeting checking and savings deposits, generated 4,601 new accounts and average new deposit balances of $17.778 million. Much of the public funds growth occurred in the first quarter of 2005 primarily in NOW and MMDA balances with one large relationship providing over half of that growth. Retail and commercial deposits increased by $81.207 million during 2005 with certificates of deposit representing $42.661 million of the growth. The large growth in public funds deposits is a natural trend that occurs during the early months of the year as tax receipts are collected. The funds generally move out during the summer months as spending occurs. Public funds deposits increased by $64.585 million in the first quarter of 2005, and subsequently decreased by $49.385 million during the last three quarters with much of that decrease occurring in the fourth quarter. In the NOW account category, the Company saw its new eRate Plus account, an account designed for electronic transactions, provide 91.90% of the consumer and commercial deposit growth in 2005. In noninterest-bearing checking accounts, consumer and commercial accounts increased by 20.52% in 2005 and by 11.84% in 2004. As interest rates increased through 2004 and 2005, certificates of deposit became more attractive. Certificates of deposit grew by 6.87% in 2005 as consumer and commercial balances increased and public fund balances decreased. The Company also used special certificate of deposit promotions in 2004 and 2005 to attract consumer funds. The Company used brokered deposits as an alternative to borrowings to provide funding for the loan growth that occurred in 2004 and 2005. Core deposit growth is expected to be a primary component of the Company’s funding in the foreseeable future. The Company’s business development strategy includes the acquisition of noninterest-bearing and interest-bearing demand deposits held by customers who primarily use the Company as a source of credit.

                                                FIRST M&F CORPORATION AND SUBSIDIARY

The following table shows the deposit mix for the latest three year ends.

                                             December 31, 2005                  December 31, 2004               December 31, 2003
                                       ------------------------            -----------------------          ----------------------
Noninterest-bearing demand                     $ 164,189                           $  137,728                        $  123,191
NOW deposits                                     192,792                              149,572                           131,430
Money market deposits                            115,509                              122,409                           135,067
Savings deposits                                  82,512                               85,342                            86,794
Certificates of deposit                          397,835                              372,262                           343,744
Brokered certificates of deposit                  20,834                                9,951                                 -
                                       ------------------------            -----------------------          ----------------------
   Total                                       $ 973,671                           $  877,264                        $  820,226
                                       ========================            =======================          ======================

The following table shows the mix of public funds deposits as of the last three year ends.

                                           December 31, 2005                    December 31, 2004               December 31, 2003
                                     ------------------------              -----------------------          ----------------------
Noninterest-bearing demand                     $   4,331                           $   5,089                         $    4,594
NOW deposits                                      84,539                              59,241                             41,665
Money market deposits                             28,772                              21,394                             20,149
Savings deposits                                     241                                 299                                557
Certificates of deposit                           47,137                              64,225                             58,467
Brokered certificates of deposit                     428                                   -                                  -
                                     ------------------------              -----------------------          ----------------------
   Total                                       $ 165,448                           $ 150,248                          $ 125,432
                                     ========================              =======================          ======================

Other borrowings increased by 15.29% in 2005 after increasing by 5.58% in 2004 and by 71.53% in 2003. The Company used other borrowings as a source of liquidity during 2004 and 2005. Borrowings in 2005 were generally used to fund loans in the two to five year maturity ranges. As the loan portfolio has become a larger percentage of the assets of the Company, borrowings have been used to fund those increases that are beyond the deposit growth and ordinary investment portfolio maturities. Borrowing increases that occurred during 2004 were generally paid off with deposit growth that occurred during the third and fourth quarters. The increase in 2003 was used along with investment maturities to fund loan portfolio growth. The Company uses wholesale funding sources such as the Federal Home Loan Bank to provide the liquidity needed for loan growth. However, the long-term strategy of the Company is to primarily fund loan growth through deposit growth first, with borrowings used when deposit funding is uneconomical or is insufficient in volume.

LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT

Liquidity is the ability of a bank to convert assets into cash and cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Company’s ability to meet day-to-day cash flow requirements of customers, whether they wish to withdraw funds or to borrow funds to meet their capital needs. Historically, deposit growth has been sufficient to provide for the Company’s liquidity needs. In 2003 the Company used low-cost Federal Home Loan Bank borrowings to fund loan growth when deposit volumes were decreasing. This trend continued to a much lesser extent during 2004 and again in 2005. The Company has sufficient lines available through the Federal Home Loan Bank and correspondent banks to meet all anticipated liquidity needs. However, it is the Company’s strategy to balance the use of deposits and debt as funding sources for asset growth.

The Company announced a general purpose stock repurchase plan in August of 2002. The Company terminated the 2002 plan in March of 2003 and replaced it with a 12-month plan to repurchase up to 240,000 shares through February, 2004. The 2003 plan was completed on schedule in February, 2004. In April of 2004 the Company announced a 12-month plan to repurchase up to 120,000 shares through April of 2005. The 2004 plan stipulated that no more than 10,000 shares may be repurchased in a single calendar month. The 2003 and 2004 plans were authorized to offset the dilutive effect that stock option issuances were having, and would have, on reported earnings per share. In May of 2005 the Company announced a stock repurchase plan for the purchase of up to 10,000 shares per month for a twelve month period ending in May of 2006. During 2003, the Company issued 147,846 shares related to stock option exercises, at an average price of $26.99 per share. During 2004, the Company issued 40,721 shares related to stock option exercises, at an average price of $26.53 per share. During 2005, the Company issued 6,000 shares related to stock option exercises, at an average price of $26.56 per share.

The resulting debt from the repurchase programs will be paid off through dividends received by the Company from Merchants and Farmers Bank. The repurchase programs have not had any negative effect on liquidity.

                                                FIRST M&F CORPORATION AND SUBSIDIARY

The following table shows the stock repurchase activity for 2003 through 2005.

                        2003 Plan                      2004 Plan                   2005 Plan
                    Target of 240,000              Target of 120,000           Target of 120,000                  Totals
                -------------------------    -------------------------    -------------------------    ---------------------------
     Year         Shares       Average         Shares       Average         Shares       Average         Shares         Average
  Purchased      Purchased      Price         Purchased      Price         Purchased      Price         Purchased        Price
------------    ------------  -----------    ------------  -----------    ------------  -----------    ------------    -----------
    2003 (1)      30,000        $ 30.25            -       $       -             -      $       -        30,000          $ 30.25
    2003         135,000          33.29            -               -             -              -       135,000            33.29
    2004          36,500          35.70       60,000           33.41             -              -        96,500            34.27
    2005               -              -       10,000           34.23        10,000          34.74        20,000            34.48
                ------------  -----------    ------------  -----------    ------------  -----------    ------------    -----------
Plan Total       201,500        $ 33.27       70,000         $ 33.53        60,000      $   34.74       281,500          $ 33.39
                ============  ===========    ============  ===========    ============  ===========    ============    ===========

(1) Purchases made in 2003 under the 2002 repurchase plan.

Purchases of stock outside of the formally announced plans amounted to 4,854 shares at an average price of $31.70 during 2003 and 3,100 shares at an average price of $33.83 during 2004.

Interest rate sensitivity is a function of the repricing characteristics of the Company's portfolio of assets and liabilities. Interest rate sensitivity management focuses on repricing relationships of these assets and liabilities during periods of changing market interest rates. Management seeks to minimize the effect of interest rate movements on net interest income. The asset-liability management committee monitors the interest-sensitivity gap on a monthly basis. The Company embarked on a strategy over the last four years to increase the rate sensitivity of assets while reducing the sensitivity of liabilities. This was done by reducing the maturity terms of loans made, match funding certain other long-term loans originated, as well as by purchasing shorter-maturity securities. The Company also has used long-term CD promotions and FHLB borrowings to increase the average maturity of the liability portfolio. Beginning in 2002 these initiatives were taken with the anticipation of a rising interest rate environment. At the end of 2005 the one-year repricing gap stood at + 33.05% as compared to + 20.57% at the end of 2004 and + 3.85% at the end of 2003. The increase in the one-year repricing gap from 2003 to 2005 was due primarily to shorter investment maturities, the reduction of loan maturities and an increase in short-term, floating-rate loans. The Company targets its one year repricing gap at between + 7.5% and - 7.5%.

CAPITAL RESOURCES

Capital adequacy is continuously monitored by the Company to promote depositor and investor confidence and provide a solid foundation for future growth of the organization. The Company has kept the dividend payout ratio between 35% and 40%, ending 2005 with a 36.79% ratio, ending 2004 with a ratio of 42.19% and ending 2003 with a ratio of 42.37%. The high payout percentage prior to 2005 was due to the lower than historical earnings per share, as the five-year compounded growth rate for earnings per share through 2004 was 1.87%. The Company maintained a $1.00 annual dividend rate for 1999 through the first quarter of 2005. The dividend rate was changed to $1.04 annually during the second quarter of 2005. The ratio of capital to assets stood at 9.26% at December 31, 2005, 9.84% at December 31, 2004 and 10.26% at December 31, 2003, with risk-based capital ratios well in excess of the regulatory requirements. The Company has sufficient lines of credit at commercial banks to raise additional funds if needed. The Company's stock is publicly traded on NASDAQ, also providing an avenue for additional capital if it is needed.

The Company's regulatory capital ratios for 2004 and 2005 are summarized in Note 17 of the audited financial statements included in Item 8, Financial Statements and Supplementary Data, in this Form 10-K.

                                                FIRST M&F CORPORATION AND SUBSIDIARY

RESULTS OF OPERATIONS

The following table shows performance ratios for the last three years:

                                                                  2005                        2004                        2003
                                                         -------------------        -------------------        ------------------
Net interest margin                                               4.18%                       4.23%                        4.33%
Efficiency ratio                                                 62.96                       63.99                        62.10
Return on assets                                                  1.04                         .97                         1.03
Return on equity                                                 10.88                        9.62                         9.82
Noninterest income to avg. assets                                 1.36                        1.37                         1.33
Noninterest income
  to revenues (1)                                                26.38                       26.24                        25.28
Noninterest expense to avg. assets                                3.24                        3.33                         3.27
Salaries and benefits to total
   noninterest expense                                           58.09                       55.92                        53.19
Contribution margin (2)                                          63.43                       64.22                        66.97
Nonperforming loans to loans                                       .20                         .47                          .77
Net charge-offs as a percent of average loans                      .26                         .58                          .43

(1)      Revenues equal tax-equivalent net interest income before loan loss expense, plus noninterest income.
(2)      Contribution margin equals revenues minus salaries & benefits, divided by revenues.

The following table shows revenue related performance statistics for the last three years:

(Amounts in thousands)                                           2005                        2004                         2003
                                                        ---------------------     ----------------------      --------------------
Mortgage originations                                        $   57,691                  $   61,632                    $   75,051
Commissions from annuity sales                                      324                         401                           228
Trust and retail investment revenues                                484                         433                           310
Revenues per FTE employee                                           133                         128                           132
Agency commissions per agency
   FTE employee (1)                                                  79                          76                            76
(1) Agency commissions are property, casualty, life and health commissions produced by the insurance agency personnel.
Net Interest Income

Net interest income was $44.488 million in 2005 as compared to $41.239 million in 2004 and $40.280 million in 2003. The 2005 improvement was the result of growth in average loans of 10.84% over 2004 and an increase in tax-equivalent loan yields to 6.66% from 6.27% in 2004. Deposit costs increased to 2.19% in 2005 from 1.62% in 2004. The improvement in loan yields resulted from the general increase in interest rates during 2004 and 2005, but more importantly, floating rate loans outstanding increased by 22.90% during 2005. Loans have continued to grow as a component of earning assets as the percentage of average loans to average earning assets increased to 81.53% in 2005 from 79.98% in 2004 and 76.02% in 2003. The impact of loan volumes and yields offset the negative effect of the increased total cost of funds, which moved from 1.97% in 2004 to 2.45% in 2005. Although the cost of funds increased by 48 basis points, the net interest margin decreased only five basis points to 4.18% in 2005. The 2004 improvement was the result of decreases due to the decrease in net interest spreads from 4.04% in 2003 to 3.95% in 2004, offset by increases due to a 9.77% increase in average loan balances from 2003 to 2004. Another factor that reduced the negative impact of falling asset yields from 2002 to 2004 was the growth in noninterest-bearing deposits. Average noninterest-bearing deposits represented 12.51% of total funding during 2004 as compared to 11.41% during 2003. Earning asset yields decreased by 26 basis points from 2003 to 2004 while funding costs decreased by 17 basis points. The margin improvement in 2003 was due to increased loan volumes and decreased costs of deposits and borrowings. Average loans outstanding increased from $663.503 million in 2002 to $734.240 million in 2003. Interest and fees on loans decreased from 2002 to 2003 due to decreasing rates, as loan yields fell from 7.33% in 2002 to 6.66% in 2003. Interest expense decreased from 2002 to 2003 as liability costs decreased to 2.14% in 2003 from 2.93% in 2002. Competition for loans kept new loan yields from increasing as quickly as general interest rates did in 2004. However, economic growth in 2005 resulted in a growing demand for loans, easing some of the competitive pricing pressures. There was also a delayed reaction of floating rate loan repricing as compared to changes in the prime rate due to the volume of loans that had contractual floor rates that were above the 2004 prime rates, and therefore did not reprice until late in 2004 and into 2005.

FIRST M&F CORPORATION AND SUBSIDIARY

Provision for Loan Losses

During 2005 the Company’s provision decreased to $3.146 million after increasing to $5.351 million in 2004 from $3.802 million in 2003. The reduced accruals in 2005 were the result of improved credit quality as the ratio of net charge-offs to average loans fell to .26% from .58% in 2004. Nonperforming loans as a percentage of total loans also decreased to .20% at the end of 2005 from .47% at the end of 2004. Approximately $3.131 million of the 2004 loan loss accruals related to Merchants Financial Services Group (MFS), of which the Company is a 51% owner. MFS, an accounts receivable factoring company, incurred the losses primarily in one account. MFS sold substantially all of its accounts receivable to its two owners at the end of 2004. The Company received approximately $2.020 million in receivables in the transfer. Loans past due for over 90 days received in the transfer amounted to $311 thousand. Net charge-offs for 2004 were $4.623 million, which included $3.283 million of losses at MFS. Net charge-offs were $3.169 million in 2003 as compared to $2.663 million in 2002. Net charge-offs as a percentage of average loans were .58% in 2004 and .43% in 2003. The strategy of the Company is to maintain credit quality at levels that produce net charge-off percentages in the .30% to .35% range. The net charge-off percentage in 2004 would have been .17%, excluding the loss at MFS. The net charge-off percentage for 2003 would have been .36%, excluding one large write-down on some rental properties in Lee County. Nonaccrual loans as a percentage of total loans were .15% at the end of 2005, .39% at the end of 2004, and .58% at the end of 2003. The nonaccrual loan totals for 2003 included non-accruing loans on rental properties mentioned above of approximately $1.890 million. Management maintains a conservative approach to classifying loans internally for purposes of determining needed loan loss allowances. The percentage of allowance for loan loss to total loans held for investment was 1.33% at December 31, 2005, 1.40% at December 31, 2004, and 1.42% at December 31, 2003.

Noninterest Income

Noninterest income increased by 8.12% in 2005, by 7.29% in 2004 and by 1.76% in 2003. Deposit income increased by 12.33% after increasing by 0.23% in 2004, and increasing by 2.17% in 2003. The 2005 improvement was due to growth in overdraft fee revenues of 14.68% over 2004 and growth in debit card revenues of 46.71% over 2004. The lack of growth in deposit revenues in 2003 and 2004 was due mainly to lower insufficient check volumes than in 2002. The number of checking accounts with balances of less than $100 thousand increased by 2.84% in 2004 after increasing by 1.10% in 2003, contributing to the lack of growth in deposit account service charges from 2002 to 2004. Debit card revenues more than doubled in 2004, partially offsetting the decrease in other deposit revenues. Mortgage banking income increased by 2.24% in 2005 after decreasing by 14.77% in 2004 and increasing by 7.18% in 2003. Rising interest rates during 2004 and 2005 reduced the activity resulting from mortgage refinancings. The low interest rate environment in 2002 and much of 2003 was the main contributing factor to the increased originations in 2003. However, the presence of mortgage originators in economically strong markets such as Madison, DeSoto, Rankin and Lee counties helps to maintain origination volumes. Agency commissions continued to grow in 2005 as in 2004 and 2003 as the Company continued its efforts to place insurance agents in branch locations and to build relationships with the Bank’s retail and commercial sales associates. Annuity commissions decreased by 19.13% in 2005, grew by 75.97% in 2004 and fell by 11.41% in 2003. Property, casualty, life and health commissions increased by 3.31% in 2005, by 4.65% in 2004 and by 7.88% in 2003. Pricing in the property and casualty industry became more competitive in 2004 and 2005 after having been high in 2003 and 2002. Trust and brokerage income increased by 11.78% in 2005, by 39.68% in 2004 and by 65.78% in 2003. The Company has committed to building the Trust and retail investment businesses and added an additional licensed broker to the retail investment staff in 2004. Trust and wealth management services, as well as retail investment brokerage services have become more significant contributors to the Company’s revenues in 2004 and 2005. Other areas such as treasury management services and electronic banking are not yet significant contributors to the Company’s overall revenues. However, management continues to focus on building these businesses and revenue streams as an important strategic objective for the future. Items in other income for 2005 were loan and letter of credit fees of $439 thousand, net gains on sales of loans of $231 thousand, insurance agency profit sharing revenues of $471 thousand, rental revenues on foreclosed properties of $106 thousand and revenue from the receipt of $128 thousand paid to members of the PULSE network upon its acquisition by the Discover Financial Services network. An item reducing other income in 2005 was $614 thousand in losses on disposals of foreclosed properties. Increases in other income for 2004 over 2003 were the result of insurance agency contingency revenues of $286 thousand, revenues from the sale of timber on undeveloped properties of $123 thousand, rental revenues on foreclosed property of $92 thousand, and loan and letter of credit fees of $285 thousand.

FIRST M&F CORPORATION AND SUBSIDIARY

Noninterest Expense

Salary and benefit expenses increased by 9.91% in 2005 after increasing by 11.99% in 2004 and increasing by 3.73% in 2003. The number of full-time equivalent employees was 472.0 at the end of 2005, 458.5 at the end of 2004 and 436.0 at the end of 2003. New branch locations and new services required additions of 14 full time equivalent employees in 2005 and 19 in 2004 as compared to 10 in 2003. The mortgage department reduced staffing in 2005 to match decreasing volumes. Health care related costs increased by 17.47% in 2005 after increasing by 57.52% in 2004. The 2004 expense included extraordinary claims. The 2005 expense reflects primarily the increasing cost of health care as well as the increasing number of employees covered by the plan.

The Company expects to add producers as it expands in current markets and moves into future new markets and businesses. However, the Company also expects that the contributions, as can be measured by the contribution margins, will increase as the new associates produce earning assets and fee revenues.

Occupancy expenses increased by 10.42% in 2005 and 8.22% in 2004, reflecting the costs of branch expansion efforts during 2003 through 2005.

Marketing and business development expenses were down in 2005 after trending up in 2004 as compared to 2003. Several marketing campaigns during 2004, grand opening and branch promotion expenses, and new sponsorships all contributed to the 27.90% increase in marketing costs in 2004. During 2005 there were less external advertising campaigns and more in-branch promotion efforts. Also, ticket costs for the Gridiron summer loan campaign were limited during 2005 and replaced with other promotional incentives.

ATM and debit card network and processing expenses increased by 25.75% due to volume increases after leveling off in 2004 and increasing by $358 thousand in 2003. The 2003 increase resulted from a change in debit card providers and upgrades in the debit card product.

There was no impairment recognized as a result of the goodwill impairment tests performed by the Company in 2003 through 2005. The Company is required to test its goodwill intangible asset annually for impairment.

Income Taxes

The Company’s effective tax rate was 32.28% in 2005 as compared to 28.98% in 2004, and 29.89% in 2003. The 2005 increase was due to an increase in pre-tax earnings of 32.28%, the lessening effect on pre-tax earnings of tax-exempt revenues from municipal investments, and the effect of the $2.522 million loss of MFS, resulting in tax benefits in 2004. The Company primarily uses tax-exempt securities and loans to provide tax benefits and does not use any exotic tax-shelter vehicles. The Company paid $130 thousand in Federal tax assessments and $11 thousand in Mississippi tax assessments in 2004. The Federal assessment was related to the audit of the final 1999 returns of Community Federal Bancorp, which was acquired by the Company in November, 1999.

Noncontrolling Interest In Subsidiaries

The $787 thousand negative balance in noncontrolling subsidiary losses for 2004 is the amount of losses, net of tax benefits of $469 thousand, primarily the result of a $2.0 million loan loss, attributable to the other minority owner in the Merchants Financial Services (MFS) factoring business. The business was substantially curtailed by the end of 2004, with all performing receivables being sold to the owners of MFS.

                                                FIRST M&F CORPORATION AND SUBSIDIARY

Quarterly Financial Trends

The following table summarizes components of the Company's statements of income by quarter for 2005 and 2004.

                                                            2005
                                   -------------------------------------------------------   4th Qtr 05
                                      First         Second          Third       Fourth           Vs
(Dollars in Thousands)               Quarter        Quarter        Quarter      Quarter      4th Qtr 04
---------------------------------- ------------ ---------------- ------------ ------------ ---------------
Interest income                       $ 15,565         $ 16,390     $ 17,231     $ 18,486      20.78%
Interest expense                         4,888            5,455        6,130        6,711      44.29
Net interest income                     10,677           10,935       11,101       11,775      10.51
Provision for loan losses                  871              818          767          690     (45.75)
Noninterest income                       4,105            4,015        4,466        3,815       4.32
Noninterest expense                      9,209            9,638        9,924       10,370       7.55
Income taxes                             1,505            1,446        1,588        1,465      59.41
Noncontrolling interest                     (1)               3            4            -          -
Net income                            $  3,198         $  3,045     $  3,284     $  3,065      16.10%
---------------------------------- ------------ ---------------- ------------ ------------ ---------------
Per common share:
     Net income (basic)               $    .71         $    .68     $    .73     $    .68      17.24%
     Net income (diluted)             $    .71         $    .67     $    .73     $    .68      17.24%
---------------------------------- ------------ ---------------- ------------ ------------ ---------------
     Cash dividends                        .25              .26          .26          .26       4.00
---------------------------------- ------------ ---------------- ------------ ------------ ---------------

                                                            2004
                                   -------------------------------------------------------   4th Qtr 04
                                      First         Second          Third       Fourth           Vs
                                     Quarter        Quarter        Quarter      Quarter      4th Qtr 03
---------------------------------- ------------ ---------------- ------------ ------------ ---------------
Interest income                       $ 14,305         $ 14,122     $ 14,556     $ 15,306       2.93%
Interest expense                         4,036            4,107        4,256        4,651       5.58
---------------------------------- ------------ ---------------- ------------ ------------ ---------------
Net interest income                     10,269           10,015       10,300       10,655       1.82
Provision for loan losses                2,460              999          620        1,272      32.50
Noninterest income                       3,977            3,685        3,850        3,657       4.22
Noninterest expense                      8,977            8,890        9,485        9,642       8.94
Income taxes                               768            1,155        1,233          919     (28.15)
Noncontrolling interest                   (560)             (97)          31         (161)   (314.67)
Net income                            $  2,601         $  2,753     $  2,781     $  2,640      (6.02%)
---------------------------------- ------------ ---------------- ------------ ------------ ---------------
Per common share:
     Net income (basic)               $    .57         $    .60     $    .62     $    .58      (4.92%)
     Net income (diluted)             $    .57         $    .60     $    .61     $    .58      (4.92%)
---------------------------------- ------------ ---------------- ------------ ------------ ---------------
     Cash dividends                        .25              .25          .25          .25          -
---------------------------------- ------------ ---------------- ------------ ------------ ---------------
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

The adequacy of the allowance for loan losses is monitored quarterly with provision accruals approved by the Board. Allowance adequacy is dependent on loan classifications by external examiners as well as by internal loan review personnel, past due loans, collateral reviews, loan growth and loss history. The allowance as a percentage of loans at December 31, 2005 is comparable to other peer banks.

                                                FIRST M&F CORPORATION AND SUBSIDIARY

The following table shows nonperforming loans and other assets of the Company:

(Amounts in thousands)
                                                                                          December 31
                                                              -------------------- -- -------------------- -- --------------------
                                                                     2005                    2004                    2003
                                                              --------------------    --------------------    --------------------
Nonaccrual loans                                                 $   1,403               $   3,302               $   4,517
Past due 90 days or more and still
   accruing interest                                                   510                     645                   1,531
                                                              --------------------    --------------------    --------------------
Total nonperforming loans                                            1,913                   3,947                   6,048
Other real estate                                                    3,042                   3,314                   1,282
                                                              --------------------    --------------------    --------------------

Total nonperforming assets                                       $   4,955               $   7,261               $   7,330
                                                              ====================    ====================    ====================

Ratios:
Nonperforming loans to loans                                          .20%                    .47%                    .77%
Nonperforming assets to assets                                        .39%                    .64%                    .68%
                                                              ====================    ====================    ====================
OFF-BALANCE SHEET ARRANGEMENTS

The Company’s primary off-balance sheet arrangements are in the form of loan commitments and operating lease commitments. At December 31, 2005 the Company had $179.514 million in unused loan commitments outstanding. Of these commitments, $97.964 million mature in one year or less. Lines of credit are established using the credit policy of the Company concerning the lending of money.

Letters of credit are issued to facilitate the borrowers’ business and are usually related to the acquisition of inventory or of assets to be used in the customers’ business. Letters of credit are generally secured and are underwritten using the same standards as traditional commercial loans. Most standby letters of credit expire without being presented for payment. However, the presentment of a standby letter of credit would create a loan receivable from the Bank’s loan customer. The Bank’s asset-based lending subsidiary uses commercial letters of credit to facilitate the purchase of inventory items by its customers. There were $84 thousand in commercial letters of credit outstanding at December 31, 2005. At December 31, 2005 the Company had $29.443 million in financial standby letters of credit issued and outstanding.

A liability of $181 thousand is recognized in other liabilities at December 31, 2005 related to the obligation to stand ready to perform related to standby letters of credit.

The Company makes commitments to originate mortgage loans that will be held for sale. The total commitments to originate mortgages to be held for sale were $12.229 million at December 31, 2005. These commitments are accounted for as derivatives and are marked to fair value with changes in fair value recorded in mortgage banking income. Mortgage origination-related derivatives are included in other assets and other liabilities.

The Company also engages in forward sales contracts with mortgage investors to purchase mortgages held for sale. Those forward sale agreements that have a determined price and expiration date are accounted for as derivatives and marked to fair value through mortgage banking income. At December 31, 2005 the Company had $4.092 million in locked forward sales agreements in place. Forward sale-related derivatives are included in other assets and other liabilities.

In the ordinary course of business the Company enters into rental and lease agreements to secure office space and equipment. The Company has a variety of lease agreements in place, all of which are operating leases. The largest lease obligations are for office equipment and mainframe computer systems.

The Company does not have any variable interest entities or other off-balance sheet financing vehicles as of December 31, 2005.

                                                FIRST M&F CORPORATION AND SUBSIDIARY

                                           TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following table summarizes the obligations of the Company.

(Amounts in thousands)                                                      Payments Due by Period
                                             -------------------------------------------------------------------------------------
                                                                    Less                                               More
                                                                   Than 1            1 - 3            3 - 5           Than 5
Contractual Obligations                           Total             Year             Years            Years            Years
-------------------------------------------- ---------------- ----------------- ---------------- ---------------- ----------------
Long-Term Debt                                 $   113,852        $ 29,737          $ 29,415         $ 45,753         $ 8,947
Capital Lease Obligations                                -               -                 -                -               -
Operating Leases                                     3,172           1,273             1,532              299              68
Purchase Obligations                                     -               -                 -                -               -
Other Long-Term Liabilities                              -               -                 -                -               -
                                             ---------------- ----------------- ---------------- ---------------- ----------------
Total                                          $   117,024        $ 31,010          $ 30,947         $ 46,052         $ 9,015
                                             ================ ================= ================ ================ ================

Long-term debt obligations represent borrowings from the Federal Home Loan Bank that have an original maturity in excess of one (1) year. Operating leases are primarily leases on office space and information technology. Leases on office space range from those that are month-to-month to 60-month leases. Most leases have options to renew for periods equal to the original term of the lease. Technology leases are all contractual and have remaining lives of 12 to 60 months. There are no bargain purchase options in any of the current leases.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk comes in the form of risk to the net interest income of the Company as well as to the market values of the financial assets and liabilities on the balance sheet and the values of off-balance sheet activities such as commitments. The Company monitors interest rate risk on a monthly basis with quarterly sensitivity analyses. The following table shows the gap position of the Company at December 31, 2005, placing variable-rate instruments in the earliest repricing category and including estimated prepayment activity for certain loans and mortgage-backed securities. The cash flows for deposits without maturities are estimated based upon historical decay rates, averaged over increasing and decreasing rate periods.

-----------------------------------------------------------------------------------------------------------------------------------
                                                  Rate Sensitivity Gap Report
                                                    As of December 31, 2005
-----------------------------------------------------------------------------------------------------------------------------------

                                              Floating        1-12 months        1-5 years        Over 5 years          Total
                                            ---------------------------------------------------------------------------------------
Short-term funds                             $  3,700         $   3,021          $       -        $        -       $    6,721
Investments                                         -            42,032            121,217            20,770          184,019
Loans                                         244,737           415,426            250,850            27,771          938,784
                                            ---------------------------------------------------------------------------------------
   Total earning assets                       248,437           460,479            372,067            48,541        1,129,524

NOW, MMDA & savings                           111,187                 -            259,229                 -          370,416
Time deposits                                       -           110,650            301,825            26,591          439,066
Short-term borrowings                               -            18,062                  -                 -           18,062
Other borrowings                                2,642            47,566             98,326                 -          148,534
                                            ---------------------------------------------------------------------------------------
   Total int. bearing liabilities             113,829           176,278            659,380            26,591          976,078

Rate sensitive gap                           $134,608          $284,201          $(287,313)       $   21,950

Cumulative gap                               $134,608          $418,809          $ 131,496        $  153,446
                                            -----------------------------------------------------------------------
Cumulative % of assets                         10.62%            33.05%             10.38%            12.11%
                                            -----------------------------------------------------------------------

Interest rate shock analysis shows that the Company will experience a 10 basis point decrease over 12 months in its net interest margin with an immediate and sustained 100 basis point decrease in interest rates. An immediate and sustained increase in interest rates of 100 basis points will result in an 8 basis point increase in net interest margin. The higher sensitivity of loan pricing in a falling rate environment than in a rising rate environment and the tendency of deposit rate changes to lag the general interest rate trends in a period of rising rates, combined with the Company’s current balance sheet gap position and mix of interest-bearing and noninterest-bearing funding tend to give simulation results for net interest margins that are positively correlated with interest rate movements.

FIRST M&F CORPORATION AND SUBSIDIARY

An analysis of the change in market value of equity shows how an interest rate shock will affect the difference between the market value of assets and the market value of liabilities. With all financial instruments being stated at market value, the market value of equity will increase by 1.40% with an immediate and sustained increase in interest rates of 100 basis points. The market value of equity will decrease by 3.24% with an immediate and sustained decrease in interest rates of 100 basis points. These simulated changes in market value of equity are strongly influenced by the shorter duration of loans due to the percentage of the portfolio represented by floating-rate loans. In a rising rate environment, fixed-rate loan durations tend to extend and deposit durations tend to decrease, typically causing a decrease in market value of equity. The floating-rate loans have an offsetting effect on the typical duration changes.

The Company has no hedging instruments in place at December 31, 2005.

FIRST M&F CORPORATION AND SUBSIDIARY

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

The Audit Committee of First M&F Corporation’s Board of Directors consists entirely of outside directors. The Audit Committee meets periodically with the internal auditor and the independent accountants to discuss audit, internal control, financial reporting and related matters. The Company’s independent accountants and the internal audit staff have direct access to the Audit Committee.

First M&F Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including First M&F Corporation’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our evaluation included a review of the documentation of controls, evaluations of the design of the internal control system and tests of the effectiveness of internal controls.

Based on First M&F Corporation’s evaluation under the framework in Internal Control - Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2005. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by Shearer, Taylor & Co., P.A., an independent registered public accounting firm, as stated in their report which is contained herein.

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
Kosciusko, Mississippi

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that First M&F Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First M&F Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that First M&F Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, First M&F Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows of First M&F Corporation and subsidiary, and our report dated February 3, 2006, expressed an unqualified opinion.

/s/ Shearer, Taylor & Co., P.A.
Ridgeland, Mississippi
February 3, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
First M&F Corporation
Kosciusko, Mississippi

We have audited the accompanying consolidated statements of condition of First M&F Corporation and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First M&F Corporation and subsidiary as of December 31, 2005 and 2004, and the results of their consolidated operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First M&F Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 3, 2006, expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ Shearer, Taylor & Co., P.A.
Ridgeland, Mississippi
February 3, 2006

                                                FIRST M&F CORPORATION AND SUBSIDIARY
                                                Consolidated Statements of Condition
                                                     December 31, 2005 and 2004
                                                 (In Thousands, Except Share Data)

Assets                                                                                         2005                 2004
                                                                                         -----------------    -----------------

Cash and due from banks                                                                     $   56,398            $   40,376
Interest-bearing bank balances                                                                   3,021                 5,105
Federal funds sold                                                                               3,700                 3,550
Securities available for sale, amortized
    cost of $186,242 and $172,808                                                              185,071               175,654
Loans held for sale                                                                              5,704                12,236

Loans, net of unearned income                                                                  933,080               832,486
    Allowance for loan losses                                                                  (12,449)              (11,619)
                                                                                         -----------------    -----------------
       Net loans                                                                               920,631               820,867
                                                                                         -----------------    -----------------

Bank premises and equipment                                                                     28,922                25,999
Accrued interest receivable                                                                      9,101                 7,126
Other real estate                                                                                3,042                 3,314
Goodwill                                                                                        16,348                16,348
Other intangible assets                                                                            358                   413
Other assets                                                                                    34,822                31,724
                                                                                         -----------------    -----------------

                                                                                            $1,267,118            $1,142,712
                                                                                         =================    =================
Liabilities and Stockholders' Equity
Liabilities:
Noninterest-bearing deposits                                                                $  164,189            $  137,728
Interest-bearing deposits                                                                      809,482               739,536
                                                                                         -----------------    -----------------
       Total deposits                                                                          973,671               877,264
                                                                                         -----------------    -----------------
Short-term borrowings                                                                           18,062                16,808
Other borrowings                                                                               148,534               128,838
Accrued interest payable                                                                         2,717                 1,728
Other liabilities                                                                                6,736                 5,605
                                                                                         -----------------    -----------------
       Total liabilities                                                                     1,149,720             1,030,243
                                                                                         -----------------    -----------------

Noncontrolling joint venture interest                                                               21                     1
                                                                                         -----------------    -----------------

Stockholders' equity:
Preferred stock:
    Class A; 1,000,000 shares authorized                                                              -                    -
    Class B; 1,000,000 shares authorized                                                              -                    -
Common stock of $5.00 par value; 15,000,000 shares
    authorized: 4,495,159 and 4,506,159 shares issued                                            22,476               22,531
Additional paid-in capital                                                                       29,340               29,587
Nonvested restricted stock awards                                                                    86                    -
Retained earnings                                                                                68,058               60,113
Accumulated other comprehensive income (loss)                                                    (2,583)                 237
                                                                                         -----------------    -----------------
       Total stockholders' equity                                                               117,377              112,468
                                                                                         -----------------    -----------------

                                                                                             $1,267,118           $1,142,712
                                                                                         =================    =================

The accompanying notes are an integral part of these financial statements.

                                                FIRST M&F CORPORATION AND SUBSIDIARY
                                                 Consolidated Statements of Income
                                            Years Ended December 31, 2005, 2004 and 2003
                                                 (In Thousands, Except Share Data)

                                                                          2005                 2004                 2003
                                                                     ----------------    -----------------    -----------------
Interest income:
Interest and fees on loans                                              $   59,022          $   50,053           $   48,324
Interest on loans held for sale                                                421                 374                  482
Taxable investments                                                          5,797               5,439                6,653
Tax-exempt investments                                                       2,024               2,212                2,378
Federal funds sold                                                             194                 113                  192
Interest-bearing bank balances                                                 214                  98                  108
                                                                     ----------------    -----------------    -----------------
       Total interest income                                                67,672              58,289               58,137
                                                                     ----------------    -----------------    -----------------

Interest expense:
Deposits                                                                    17,728              11,736               13,399
Short-term borrowings                                                          776                 664                  608
Other borrowings                                                             4,680               4,650                3,850
                                                                     ----------------    -----------------    -----------------
       Total interest expense                                               23,184              17,050               17,857
                                                                     ----------------    -----------------    -----------------

       Net interest income                                                  44,488              41,239               40,280
Provision for loan losses                                                    3,146               5,351                3,802
                                                                     ----------------    -----------------    -----------------
       Net interest income after
       provision for loan losses                                            41,342              35,888               36,478
                                                                     ----------------    -----------------    -----------------

Noninterest income:
Service charges on deposit accounts                                          8,475               7,545                7,528
Mortgage banking income                                                        820                 802                  941
Agency commission income                                                     3,910               3,822                3,505
Trust and brokerage income                                                     484                 433                  310
Bank owned life insurance income                                               429                 580                  532
Securities gains (losses), net                                                 (24)                 46                    7
Other income                                                                 2,307               1,941                1,315
                                                                     ----------------    -----------------    -----------------
       Total noninterest income                                             16,401              15,169               14,138
                                                                     ----------------    -----------------    -----------------

Noninterest expenses:
Salaries and employee benefits                                              22,738              20,688               18,473
Net occupancy expenses                                                       2,544               2,304                2,129
Equipment expenses                                                           2,552               2,544                2,565
Software and processing expenses                                             1,144               1,325                1,261
Telecommunications expenses                                                    785                 807                  928
Marketing and business development expenses                                  1,380               1,453                1,136
Intangible asset amortization                                                   55                  76                  115
Other expenses                                                               7,943               7,797                8,125
                                                                     ----------------    -----------------    -----------------
       Total noninterest expense                                            39,141              36,994               34,732
                                                                     ----------------    -----------------    -----------------

       Income before income taxes                                           18,602              14,063               15,884
Income taxes                                                                 6,004               4,075                4,748
Noncontrolling interest in earnings (losses) of
subsidiaries, net of income taxes of $4, $469 and $145                           6                (787)                 244
                                                                     ----------------    -----------------    -----------------

       Net income                                                       $   12,592          $   10,775           $   10,892
                                                                     ================    =================    =================

Earnings per share:
    Basic                                                               $     2.80          $     2.37           $     2.36
    Diluted                                                                   2.79                2.36                 2.35
                                                                     ================    =================    =================

The accompanying notes are an integral part of these financial statements.

                                                FIRST M&F CORPORATION AND SUBSIDIARY
                                          Consolidated Statements of Comprehensive Income
                                            Years Ended December 31, 2005, 2004 and 2003
                                                           (In Thousands)

                                                                          2005                 2004                 2003
                                                                     ----------------    -----------------    -----------------

Net income                                                             $   12,592          $   10,775           $   10,892

Other comprehensive income:
Change in unrealized gains (losses) on securities
    available for sale, net of tax of $1,507, $1,229
    and $1,226                                                             (2,534)             (2,081)              (2,058)
Reclassification adjustment for (gains) losses on securities available for sale included in net income, net of
    tax of $9, $18, and $3                                                     15                 (28)                  (4)
Minimum pension liability adjustment, net of tax
    of $179, $6, and $7                                                      (301)                (10)                 (12)
                                                                     ----------------    -----------------    -----------------

       Other comprehensive income                                          (2,820)             (2,119)              (2,074)
                                                                     ----------------    -----------------    -----------------

       Total comprehensive income                                      $    9,772          $    8,656           $    8,818
                                                                     ================    =================    =================

The accompanying notes are an integral part of these financial statements.

                                                FIRST M&F CORPORATION AND SUBSIDIARY
                                          Consolidated Statements of Stockholders' Equity
                                            Years Ended December 31, 2005, 2004 and 2003
                                                 (In Thousands, Except Share Data)

                                                                     Nonvested                         Accumulated
                                                    Additional       Restricted                           Other
                                      Common          Paid-in          Stock          Retained        Comprehensive
                                       Stock          Capital          Awards         Earnings            Income           Total
                                    ------------    ------------    -------------    ------------    -----------------  ------------
January 1, 2003                     $   22,935      $   33,260                       $   47,585         $    4,430       $ 108,210

Net income                                   -               -                -          10,892                  -          10,892
Cash dividends ($1.00 per
     share)                                  -               -                -          (4,604)                 -          (4,604)
147,846 common shares issued
     in exercise of stock options          739           3,251                -               -                  -           3,990
169,854 common shares
     repurchased                          (849)         (4,887)               -               -                  -          (5,736)
Net change                                   -               -                -               -             (2,074)         (2,074)
                                    ------------    ------------    -------------    ------------    -----------------  ------------

December 31, 2003                       22,825          31,624                -          53,873              2,356         110,678
                                    ------------    ------------    -------------    ------------    -----------------  ------------

Net income                                   -               -                -          10,775                  -          10,775
Cash dividends ($1.00 per
     share)                                  -               -                -          (4,535)                 -          (4,535)
40,721 common shares issued
     in exercise of stock options          204             877                -               -                  -           1,081
99,600 common shares
     repurchased                          (498)         (2,914)               -               -                  -          (3,412)
Net change                                   -               -                -               -             (2,119)         (2,119)
                                    ------------    ------------    -------------    ------------    -----------------  ------------

December 31, 2004                       22,531          29,587                -          60,113                237         112,468
                                    ------------    ------------    -------------    ------------    -----------------  ------------

Net income                                   -               -                -          12,592                  -          12,592
Cash dividends ($1.03 per
     share)                                  -               -                -          (4,648)                 -          (4,648)
3,000 shares of unrestricted
     stock awards issued                    15              86                -               -                  -             101
6,000 common shares issued
     in exercise of stock options           30             129                -               -                  -             159
20,000 common shares
     repurchased                          (100)           (590)               -               -                  -            (690)
Share-based compensation
     recognized                              -              10               86               1                  -              97
Tax benefits on stock option
     transactions                            -             118                -               -                  -             118
Net change                                   -               -                -               -             (2,820)         (2,820)
                                    ------------    ------------    -------------    ------------    -----------------  ------------

December 31, 2005                   $   22,476      $   29,340       $       86      $   68,058        $    (2,583)     $  117,377
                                    ============    ============    =============    ============    =================  ============

The accompanying notes are an integral part of these financial statements.

                                                FIRST M&F CORPORATION AND SUBSIDIARY
                                               Consolidated Statements of Cash Flows
                                            Years Ended December 31, 2005, 2004 and 2003
                                                           (In Thousands)

                                                                          2005                 2004                 2003
                                                                     ----------------    -----------------    -----------------

Cash flows from operating activities:
Net income                                                              $   12,592          $   10,775           $   10,892
Adjustments to reconcile net income
    to net cash provided by operating activities:
    Share-based compensation                                                   198                   -                    -
    Depreciation and amortization                                            1,995               1,926                1,933
    Provision for loan losses                                                3,146               5,351                3,802
    Net investment amortization                                                444                 829                  977
    Capitalized dividends on FHLB stock                                       (298)               (123)                (110)
    Net change in unearned fees/deferred costs on loans                        159                  50                 (277)
    Net accretion of discount on time deposits                                  45                   1                    -
    (Gain) loss on securities available for sale                                24                 (46)                  (7)
    Gains on loans held for sale                                              (231)                (96)                 (59)
    Other asset sale (gains) losses                                            573                  78                  180
    Earnings (loss) of noncontrolling interest                                  10              (1,256)                 389
    Deferred income taxes                                                     (241)                (23)                (330)
(Increase) decrease in:
    Accrued interest receivable                                             (1,975)                204                 (205)
    Cash surrender value of bank owned life insurance                         (429)               (580)                (532)
    Loans held for sale                                                      6,746                  25                 (359)
    Other assets                                                            (1,431)               (822)                 267
Increase (decrease) in:
    Accrued interest payable                                                   990                 349                 (541)
    Other liabilities                                                        1,539              (1,226)                (527)
                                                                     ----------------    -----------------    -----------------

       Net cash provided by operating activities                            23,856              15,416               15,493
                                                                     ----------------    -----------------    -----------------

Cash flows from investing activities:
Purchases of securities available for sale                                 (82,317)            (38,134)             (33,980)
Sales of securities available for sale                                       3,178              15,086                4,063
Maturities of securities available for sale                                 65,236              30,832               74,189
Net (increase) decrease in:
    Interest-bearing bank balances                                           2,084              (2,551)              10,056
    Federal funds sold                                                        (150)             (2,600)               6,750
    Loans                                                                 (105,278)            (75,612)            (106,062)
    Bank premises and equipment                                             (4,773)             (4,095)              (4,492)
Purchases, net of redemptions, of FHLB stock                                    (2)               (475)              (2,646)
Proceeds from sales of other real estate and other
    repossessed assets                                                       1,967               2,049                1,427
Proceeds from sale of loans by consolidated joint venture, net                   -               2,789                    -
                                                                     ----------------    -----------------    -----------------

       Net cash used in investing activities                              (120,055)            (72,711)             (50,695)
                                                                     ----------------    -----------------    -----------------

Cash flows from financing activities:
Net increase (decrease) in:
    Noninterest-bearing deposits                                            26,461              14,000               21,276
    Money market, NOW and savings deposits                                  33,490               4,031              (24,638)
    Certificates of deposit                                                 36,411              38,469                 (436)
    Short-term borrowings                                                    1,254               1,603               (8,394)
Proceeds from other borrowings                                              72,800              45,750               76,100
Repayments of other borrowings                                             (53,144)            (39,160)             (25,836)
Contributions of, net of distributions to, noncontrolling
    interests                                                                   10                  (5)                   -
Cash dividends                                                              (4,648)             (4,535)              (4,604)
Common shares issued                                                           159               1,081                3,990
Common shares repurchased                                                     (690)             (3,412)              (5,736)
Tax benefits on stock option transactions                                      118                   -                    -
                                                                     ----------------    -----------------    -----------------

       Net cash provided by financing activities                           112,221              57,822               31,722
                                                                     ----------------    -----------------    -----------------

       Net increase (decrease) in cash and due from banks                   16,022                 527               (3,480)

Cash and due from banks at January 1                                        40,376              39,849               43,329
                                                                     ----------------    -----------------    -----------------

Cash and due from banks at December 31                                  $   56,398          $   40,376           $   39,849
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

Comprehensive Income

Comprehensive income includes net income reported in the statements of income and changes in unrealized gain (loss) on securities available for sale and minimum pension liability reported as a component of stockholders’ equity. Unrealized gain (loss) on securities available for sale and minimum pension liability, net of deferred income taxes, are the only components of accumulated other comprehensive income (loss) for the Company.

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

Loans Held for Sale

Loans held for sale, consisting primarily of mortgages and student loans, are accounted for at the lower of cost or fair value applied on an individual loan basis. Valuation changes are recorded in other income.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 1: (Continued)

Loans Held for Investment

Loans held for investment are stated at the principal amount outstanding, net of unearned income and an allowance for loan losses. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Loan origination fees and direct loan origination costs are deferred and recognized over the life of the related loans as adjustments to interest income.

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

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 1: (Continued)

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

Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards (SFAS) 123 (revised 2004), “Share-Based Payment”, as of July 1, 2005. SFAS No. 123R requires the use of the fair value method of accounting for stock-based compensation. The Company adopted the modified prospective method of transition whereby stock-based compensation expense is recognized prospectively for all stock-based awards that were not fully vested as of the date of adoption of the Statement, and for all awards issued thereafter. The following table shows the 2005 effect of share-based compensation on certain operating items of adopting SFAS No. 123R.

(In thousands, except share data)                                                  Under SFAS No. 123 And
                                                Under SFAS No. 123R                  APB Opinion No. 25               Difference
                                            -----------------------------     ---------------------------------     ---------------
Net income before tax                                         (198)                             (188)                      (10)
Net income                                                    (123)                             (117)                       (6)
Cash flows from operations                                      38                               156                      (118)
Cash flows from financing activities:
     Stock options exercised                                   159                               159                         -
     Tax benefits realized                                     118                                 -                       118

Earnings per share effect:
     Basic                                                    (.03)                             (.03)                        -
     Diluted                                                  (.03)                             (.03)                        -
                                            =============================     =================================     ===============

Through June 30, 2005 the Company accounted for its stock-based employee compensation plans based on the “intrinsic value method” provided for in Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The Company elected not to adopt the recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, which require a fair-value based method of accounting for stock options and similar equity awards. Because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized on stock option plans. SFAS No. 123, as amended by SFAS No. 148, requires pro forma disclosures for net income and earnings per share for companies not adopting its fair value accounting method for stock-based employee compensation. SFAS No. 123R requires that these disclosures be made for all periods for which SFAS No. 123R is not retrospectively applied. The pro forma disclosures required by SFAS No. 123 are shown in the table below using the fair value method of SFAS No. 123R to measure compensation expense for stock-based employee plans as if the Company had used the fair value method of accounting. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions in 2005, 2004 and 2003: expected dividend yield of 3.25%, 3.25% and 5.00%; expected volatility of 22.35%, 22.35% and 22.57%; risk-free interest rate of 6.50%; and an expected life of 10 years. The estimated fair values of stock options at their grant date were $9.75 in 2005, $9.96 in 2004 and $7.67 in 2003.

                                                FIRST M&F CORPORATION AND SUBSIDIARY
                                             Notes to Consolidated Financial Statements

Note 1:  (Continued)

Stock-based Compensation

(In thousands, except share data)                                          2005                2004                 2003
                                                                       --------------    -----------------    -----------------

Net income, as reported                                                  $   12,592        $   10,775           $   10,892
Add: Stock option expense recognized, net of taxes                                6                 -                    -
         Restricted stock award expenses recognized, net of taxes                54                 -                    -
         Unrestricted stock award expenses recognized, net of                    63                 -                    -

Less: Total stock option expense determined under
          the fair value method, net of taxes                                    11                29                   85
          Restricted stock award expenses, net of taxes                          54                 -                    -
          Unrestricted stock award expenses, net of taxes                        63                 -                    -
                                                                       --------------    -----------------    -----------------

Net income, pro forma                                                    $   12,587        $   10,746           $   10,807
                                                                       ==============    =================    =================

Earnings per share, as reported:
     Basic                                                               $     2.80        $     2.37           $     2.36
     Diluted                                                                   2.79              2.36                 2.35
                                                                       ==============    =================    =================

Earnings per share, pro forma:
     Basic                                                               $     2.80        $     2.36           $     2.34
     Diluted                                                                   2.79              2.35                 2.33
                                                                       ==============    =================    =================

Income Taxes

The Company, the Bank and the Bank's wholly owned subsidiaries, except for the credit insurance subsidiary, file consolidated
Federal and state income tax returns.  Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes.  Deferred income tax expense (benefit)
is the result of changes in deferred tax assets and liabilities between reporting periods.

Statements of Cash Flows

In the accompanying consolidated statements of cash flows, the Company and subsidiary have defined cash equivalents as those amounts included in the consolidated statement of condition caption "Cash and Due from Banks."  The following supplemental disclosures are made related to the consolidated statements of cash flows:

(In thousands)                                                             2005                2004                 2003
                                                                      ---------------    -----------------    -----------------
Interest paid                                                           $   22,149         $   16,701           $   18,398
Federal and state income taxes paid                                          4,479              5,217                4,655
Other real estate and repossessions
     acquired in noncash foreclosures                                        2,121              3,920                1,575
                                                                      ===============    =================    =================

Concentrations of Credit

Substantially all of the Company's loans, commitments and standby and commercial letters of credit have been granted to borrowers who are customers in the Company's market area.  As a result, the Company is subject to this concentration of credit risk.  A substantial portion of the loan portfolio, as presented in Note 3, is represented by loans collateralized by real estate.  The ability of the borrowers to honor their contracts is dependent upon the real estate market and general economic conditions in the
Company's market area.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

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
            Characteristics of Both Liabilities and Equity"

     o      FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51"

     o      FASB Statement of Financial Accounting Standards (SFAS) No. 132 (R) (revised 2003), "Employer's Disclosures about
            Pensions and Other Post-Retirement Benefits - An Amendment of FASB Statements No. 87, 88, and 106"

     o      FASB Statement of Financial Accounting Standards (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments
            and Hedging Activities"

     o      SEC Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments"

     o      FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - An Interpretation of FASB
            Statement No. 143", and

     o      EITF Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments"

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3." This statement generally requires retrospective application to prior periods' financial statements of changes in accounting principle, whereas under APB Opinion No. 20 the cumulative effect of a change in accounting principle was included in net income of the period in which the change was made. This Statement also requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle, and therefore, accounted for prospectively. This Statement carries forward the guidance in APB Opinion No. 20 related to corrections of errors. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption to have a material impact on its financial condition or results of operations.

In November 2005, the FASB issued FASB Staff Position Nos. FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This pronouncement relates to determining when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. This pronouncement (1) nullifies paragraphs 10 - 18 of EITF Issue No. 03-1 related to determining when an impairment is other-than-temporary, (2) carries forward the requirements of paragraphs 8 and 9 of Issue 03-1 with respect to cost-method investments, (3) carries forward the disclosure requirements included in paragraphs 21 and 22 of Issue 03-1, which are presented in Note 2 to the Company's financial statements, and related examples and (4) references existing other-than-temporary impairment guidance as a replacement to the specific guidance originally given in paragraphs 10 - 18 of EITF Issue No. 03-1. The provisions of this FSP are to be applied to reporting periods beginning after December 15, 2005. The Company does not expect the adoption to have a material impact on its financial condition or results of operations.

Reclassifications

Certain reclassifications have been made to the 2004 and 2003 financial statements to be consistent with 2005 presentation.

                                                FIRST M&F CORPORATION AND SUBSIDIARY
                                             Notes to Consolidated Financial Statements

Note 2:  Securities Available for Sale

The following is a summary of the amortized cost and fair value of securities available for sale at December 31, 2005 and 2004:

(In thousands)                                                                         Gross Unrealized
                                                                  Amortized       ----------------------------        Fair
                                                                    Cost            Gains           Losses           Value
                                                                --------------    -----------    -------------    -------------

December 31, 2005:
U. S. Treasury securities                                        $  3,993          $    6           $   36          $  3,963
U. S. Government agencies                                          69,888              26              846            69,068
Mortgage-backed investments                                        50,128             296              920            49,504
Obligations of states and political subdivisions                   52,549             685              360            52,874
Other                                                               8,644              25               59             8,610
Equity securities                                                   1,040              28               16             1,052
                                                                --------------    -----------    -------------    -------------

                                                                 $186,242          $1,066           $2,237          $185,071
                                                                ==============    ===========    =============    =============

December 31, 2004:
U. S. Treasury securities                                        $    528          $   22           $    -          $    550
U. S. Government agencies                                          61,564             393              161            61,796
Mortgage-backed investments                                        46,718             891              212            47,397
Obligations of states and political subdivisions                   54,274           1,867               52            56,089
Other                                                               8,686             103               29             8,760
Equity securities                                                   1,038              27                3             1,062
                                                                --------------    -----------    -------------    -------------

                                                                 $172,808          $3,303           $  457          $175,654
                                                                ==============    ===========    =============    =============

Provided  below  is  a  summary  of  securities  available  for  sale  which  were  in  an  unrealized  loss  position  and the length of time that individual securities have been in a continuous loss position at December 31, 2005 and 2004.

(In thousands)                        Less Than 12 Months               12 Months or More                       Total
                                  -----------------------------    -----------------------------    ------------------------------
                                     Fair          Unrealized         Fair          Unrealized          Fair          Unrealized
December 31, 2005:                   Value           Losses           Value           Losses           Value            Losses
                                  ------------    -------------    ------------    -------------    -------------    -------------
U. S. Treasury securities          $  3,429         $    36          $      -        $      -        $   3,429        $     36
U. S. Government agencies            57,095             704             7,367             142           64,462             846
Mortgage-backed investments          24,395             531            10,342             389           34,737             920
Obligations of states and
     political subdivisions           9,495             192             5,733             168           15,228             360
Other                                 2,189               2             1,575              57            3,764              59
Equity securities                         -               -               969              16              969              16
                                  ------------    -------------    ------------    -------------    -------------    -------------

                                   $ 96,603         $ 1,465          $ 25,986        $    772        $ 122,589        $  2,237
                                  ============    =============    ============    =============    =============    =============

December 31, 2004:
U. S Government agencies           $ 17,484         $   117          $  1,990        $     44        $  19,474        $    161
Mortgage-backed investments          14,039             211               121               1           14,160             212
Obligations of states and
     political subdivisions           4,072              27             1,741              25            5,813              52
Other                                 2,894              29                 -               -            2,894              29
Equity securities                       982               3                 -               -              982               3
                                  ------------    -------------    ------------    -------------    -------------    -------------

                                   $ 39,471         $   387          $  3,852        $     70        $  43,323        $    457
                                  ============    =============    ============    =============    =============    =============

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 2 (Continued)

Management believes that the impairments above are temporary and will be recovered over the investments’ holding periods. The impairments on U. S. Treasury, Government agency and mortgage-backed securities are due to interest rate fluctuations, as the impaired investments all have AAA credit ratings. Management has the ability and intent to hold these securities until their values are recovered. At December 31, 2005 there were 47 impaired U. S. Treasury and Agency securities, with 7 securities having impairments in excess of 12 months. At December 31, 2005 there were 48 impaired mortgage-backed securities, with 12 securities having impairments in excess of 12 months. Management believes that the municipality obligations will recover by or before their maturity dates based on the facts that (1) most of the securities mature before the end of 2009, and (2) management knows of no credit-related problems regarding any of the issuers. At December 31, 2005 there were 76 impaired municipal securities with 29 securities having impairments in excess of 12 months. The other securities represent 6 investments in corporate debt and debt collateralized by trust preferred securities, all of which have Moody’s credit ratings of at least A1, have long maturities which exacerbate interest rate risk, and which Management intends to hold until the unrealized losses are recovered. Of these securities, 3 have been impaired in excess of 12 months.

The amortized cost and fair values of debt securities available for sale at December 31, 2005, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with, or without, call or prepayment penalties. Equity securities are not included since they have no stated maturity.

(In thousands)                                                                              Amortized               Fair
                                                                                               Cost                Value
                                                                                         -----------------    -----------------

One year or less                                                                            $   22,100           $   22,075
After one through five years                                                                   105,946              105,400
After five through ten years                                                                     5,800                5,827
After ten years                                                                                  1,228                1,213
                                                                                         -----------------    -----------------
                                                                                               135,074              134,515
Mortgage-backed investments                                                                     50,128               49,504
                                                                                         -----------------    -----------------

                                                                                             $ 185,202            $ 184,019
                                                                                         =================    =================

The following is a summary of the amortized cost and fair value of securities available for sale which were pledged to secure public deposits, short-term borrowings and for other purposes required or permitted by law.

(In thousands)                                                                              Amortized               Fair
                                                                                               Cost                Value
                                                                                         -----------------    -----------------

December 31, 2005                                                                            $ 179,058            $ 177,812
                                                                                         =================    =================

December 31, 2004                                                                            $ 144,040            $ 146,532
                                                                                         =================    =================

The following is a summary of gains and losses on securities available for sale:

(In thousands)                                                            2005                 2004                 2003
                                                                     ----------------    -----------------    -----------------

Gross realized gains                                                     $      -            $    95              $    36
Gross realized losses                                                         (24)               (49)                 (29)
                                                                     ----------------    -----------------    -----------------

                                                                         $    (24)           $    46              $     7
                                                                     ================    =================    =================

                                                FIRST M&F CORPORATION AND SUBSIDIARY
                                             Notes to Consolidated Financial Statements

Note 3:  Loans

The Bank's loan portfolio includes commercial, consumer, agribusiness and residential loans throughout the State of Mississippi, but primarily in its market area in Central and North Mississippi.  The following is a summary of the Bank's loans held for investment, net of unearned income of $1.071 million and $1.092 million at December 31, 2005 and 2004:

(In thousands)                                                                                2005                 2004
                                                                                        -----------------    ------------------
Real estate loans:
     Residential                                                                             $ 227,166            $ 237,746
     Construction and land development                                                         181,036              110,480
     Farmland                                                                                   47,215               38,466
     Nonfarm nonresidential real estate                                                        281,735              267,230
Commercial, financial and agricultural                                                         151,599              128,735
Consumer                                                                                        41,457               46,678
Other                                                                                            2,872                3,151
                                                                                        -----------------    ------------------

                                                                                             $ 933,080            $ 832,486
                                                                                        =================    ==================

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

(In thousands)                                                                             2005                   2004
                                                                                    -------------------    --------------------

Loans outstanding at January 1                                                             $   8,582             $   4,077
New loans and advances                                                                        60,865                35,466
Repayments                                                                                   (58,188)              (30,961)
                                                                                    -------------------    --------------------

Loans outstanding at December 31                                                              11,259             $   8,582
                                                                                    ===================    ====================

The following is a summary of nonperforming loans at December 31, 2005 and 2004:

(In thousands)                                                                                2005                 2004
                                                                                        -----------------    ------------------

Nonaccrual loans                                                                          $    1,403             $  3,302
Loans past due 90 days or more (based on contractual
     loan terms) and still accruing interest                                                     510                  645
                                                                                        -----------------    ------------------

                                                                                           $   1,913             $  3,947
                                                                                        =================    ==================

The Company accounts for certain distressed loans as impaired loans. Impaired loans are discounted, using an allowance, to their present value. The allowance on these impaired loans is included in the Company's Allowance for loan losses. The following table presents information about the Company's impaired loans as of December 31, 2005 and 2004.

(In thousands)                                                                                 2005                   2004
                                                                                        ------------------   ------------------
Impaired loans with an allowance                                                           $    1,643             $   1,077
Impaired loans without an allowance                                                                 -                 2,225
                                                                                        ------------------   -------------------

Total impaired loans                                                                       $    1,643             $   3,302
                                                                                        ==================   ===================

Allowance for impaired loans                                                               $      822             $     538
Average balance of impaired loans                                                               2,196                 4,618
Interest income recognized on impaired loans                                                       66                   138
                                                                                        ==================   ===================

                                                FIRST M&F CORPORATION AND SUBSIDIARY
                                             Notes to Consolidated Financial Statements

Note 4:  Allowance for Loan Losses

Transactions in the allowance for loan losses are summarized as follows:

(In thousands)                                                            2005                  2004                 2003
                                                                   ------------------    -----------------    -----------------

Balance at January 1                                                   $   11,619            $   10,891           $   10,258

Loans charged off                                                          (3,073)               (5,626)              (3,675)
Recoveries                                                                    757                 1,003                  506
                                                                   ------------------    -----------------    -----------------
          Net charge-offs                                                  (2,316)               (4,623)              (3,169)
                                                                   ------------------    -----------------    -----------------

Provision for loan losses                                                   3,146                 5,351                3,802
                                                                   ------------------    -----------------    -----------------

Balance at December 31                                                 $   12,449            $   11,619           $   10,891
                                                                   ==================    =================    =================

Note 5:  Bank Premises and Equipment

The following is a summary of bank premises and equipment at December 31, 2005 and 2004:

(In thousands)                                                                             2005                   2004
                                                                                    -------------------    --------------------

Land                                                                                    $    7,838               $    7,079
Buildings                                                                                   26,040                   23,347
Furniture, fixtures and equipment                                                           18,369                   17,105
Leasehold improvements                                                                         386                      389
                                                                                    -------------------    --------------------
                                                                                            52,633                   47,920
Less accumulated depreciation and amortization                                              23,711                   21,921
                                                                                    -------------------    --------------------

                                                                                        $   28,922               $   25,999
                                                                                    ===================    ====================

Amounts charged to operating expenses for depreciation and amortization of bank premises and equipment were $1.943 million in
2005, $1.850 million in 2004, and $1.818 million in 2003.

Rent expense applicable to operating leases was as follows for the years ended December 31:

(In thousands)                                                   2005                       2004                     2003
                                                          --------------------       --------------------      -----------------
Buildings and office space                                     $     358                 $     302                $     260
Computer equipment                                                   619                       642                      645
Other equipment and autos                                            192                       173                      124
                                                          --------------------       --------------------      -----------------
                                                                   1,169                     1,117                    1,029
Rental income                                                        (23)                      (28)                     (41)
                                                          --------------------       --------------------      -----------------

Net rent expense                                               $   1,146                 $   1,089                $     988
                                                          ====================       ====================      =================

The Company is obligated under a number of noncancelable operating leases for premises and equipment. Minimum future lease payments for noncancelable operating leases at December 31, 2005 are as follows:

(In thousands)
2006                                                                                   $    1,263
2007                                                                                        1,025
2008                                                                                          507
2009                                                                                          196
2010                                                                                          103
After 2010                                                                                     68
                                                                                  ---------------------

Total minimum lease payments                                                           $    3,162
                                                                                  =====================

                                                FIRST M&F CORPORATION AND SUBSIDIARY
                                             Notes to Consolidated Financial Statements

Note 6:  Other Assets

The following is a summary of other assets at December 31, 2005 and 2004:

(In thousands)                                                                            2005                    2004
                                                                                   --------------------    --------------------

Cash surrender value of bank owned life insurance                                       $   14,278              $   13,849
Federal Home Loan Bank stock                                                                 7,956                   7,656
Deferred income tax                                                                          5,488                   3,570
Other                                                                                        7,100                   6,649
                                                                                   --------------------    --------------------

                                                                                        $   34,822              $   31,724
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

Intangible assets, such as core deposit intangibles, customer renewal lists and noncompete agreements with a determinable useful life continue to be amortized over their respective useful lives.  Renewal list intangibles have 15 year lives with a remaining average life of 8.6 years at December 31, 2005.  Noncompete agreement intangibles have 15 year lives with a remaining average life of 4.5 years at December 31, 2005.

The following is a summary of amortized intangible assets at December 31, 2005:

(In thousands)                                                          Gross                                       Net
                                                                      Carrying             Accumulated            Carrying
                                                                       Amount             Amortization             Amount
                                                                  ------------------    ------------------    -----------------

Customer renewal lists                                               $       467           $       233           $      234
Noncompete agreements                                                        413                   289                  124
                                                                  ------------------    ------------------    -----------------

                                                                     $       880           $       522           $      358
                                                                  ==================    ==================    =================

Amortization expense for intangible assets having determinable useful lives amounted to $55 thousand in 2005, $76 thousand in
2004, and $115 thousand in 2003.  Estimated amortization expense for the five succeeding years at December 31, 2005, is as follows:

(In thousands)
                                2006                                             $   55
                                2007                                                 55
                                2008                                                 55
                                2009                                                 55
                                2010                                                 42
                                                                             ===============

                                                FIRST M&F CORPORATION AND SUBSIDIARY
                                             Notes to Consolidated Financial Statements

Note 7:  Deposits

The following is a summary of deposits at December 31, 2005 and 2004:

(In thousands)                                                                      2005                        2004
                                                                           ------------------------    ------------------------

Noninterest-bearing                                                                $  164,189                $  137,728

Interest-bearing:
     NOW and money market deposits                                                    308,301                   271,981
     Savings deposits                                                                  82,512                    85,342
     Certificates of deposit of $100 thousand or more                                 173,374                   166,467
     Brokered certificates of deposit                                                  20,834                     9,951
     Other certificates of deposit                                                    224,461                   205,795
                                                                           ------------------------    ------------------------
               Total interest-bearing                                                 809,482                   739,536
                                                                           ------------------------    ------------------------

               Total deposits                                                      $  973,671                $  877,264
                                                                           ========================    ========================

Interest expense on certificates of deposit of $100 thousand or more amounted to $5.026 million in 2005, $3.651 million in 2004 and $3.419 million in 2003.

At December 31, 2005, the scheduled maturities of certificates of deposit are as follows:

                          (In thousands)
                          2006                                       $  252,857
                          2007                                           67,056
                          2008                                           72,165
                          2009                                           21,845
                          2010                                            4,741
                          After 2010                                          5
                                                                  -----------------

                                                                     $  418,669
                                                                  =================

Note 8:  Short-Term Borrowings

The following is a summary of information related to short-term borrowings:

(In thousands)                                                                                               Weighted
                                                          Balance Outstanding                              Average Rate
                                          ----------------------------------------------------       --------------------------
                                            Maximum            Average              At                During            At
                                           Month End            Daily            Year End              Year          Year End
                                          -------------     --------------    ----------------       ----------     -----------
2005:
Federal funds purchased                     $ 17,400            $ 4,182         $     -                3.77%                -
Securities sold under
  agreements to repurchase                    18,062             14,874          18,862                4.16%            3.74%
                                          -------------     --------------    ----------------       ==========     ===========

                                            $ 35,462            $19,056         $18,062
                                          =============     ==============    ================

2004:
Federal funds purchased                     $ 31,900            $ 5,411         $     -                1.97%                -
Securities sold under
  agreements to repurchase                    18,872             15,428          16,808                3.61%            3.75%
                                          -------------     --------------    ----------------       ==========     ===========

                                            $ 50,772            $20,839         $16,808
                                          =============     ==============    ================

2003:
Federal funds purchased                     $  8,600            $ 1,773         $     -                1.36%                -
Securities sold under
  agreements to repurchase                    22,859             16,984          15,205                3.44%            3.57%
                                          -------------     --------------    ----------------       ==========     ===========

                                            $ 31,459            $18,757         $15,205
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

                                                FIRST M&F CORPORATION AND SUBSIDIARY
                                             Notes to Consolidated Financial Statements

Note 9:  Other Borrowings

The following is a summary of other borrowings at December 31, 2005 and 2004:

(In thousands)                                                                           2005                     2004
                                                                                 ---------------------    ---------------------

Company's line of credit in the amount of $15 million,
renewable annually; secured by approximately 29% of the
Bank's common stock; interest payable quarterly at .75%
below the lender's base rate                                                        $        2,642           $        6,642

Bank's advances from the Federal Home Loan Bank of Dallas, net                             145,852                  122,196

Banks' insurance subsidiary other note payable                                                  40                        -
                                                                                 ---------------------    ---------------------

                                                                                    $      148,534           $      128,838
                                                                                 =====================    =====================

The Bank has advances from the Federal Home Loan Bank of Dallas (FHLB) under Blanket Agreements for Advances and Security
Agreements.  These agreements allow the Bank to borrow funds from the FHLB to fund mortgage loan programs and to satisfy certain other funding needs.  The value of mortgage-backed securities and mortgage loans pledged under these agreements must be maintained at not less than 115% and 150%, respectively, of the advances outstanding.  The following is a summary of these advances, exclusive of purchase accounting adjustments, at December 31, 2005 and 2004:

(In thousands)                                                                             2005                   2004
                                                                                    -------------------    --------------------

Single payment advances maturing within 12 months of year end:
Balance                                                                                 $  47,500              $  35,530
Range of rates                                                                        2.80%-4.65%            1.30%-8.16%

Single payment advances maturing after 12 months of year end:
Balance                                                                                 $  44,800              $  23,500
Range of rates                                                                        4.24%-6.50%            2.80%-6.50%
Range of maturities                                                                     2008-2016              2006-2010

Amortizing advances:
Balance                                                                                 $  53,552              $  63,166
Monthly payment amount                                                                      1,165                  1,290
Range of rates                                                                        2.17%-8.48%            2.17%-8.48%
Range of maturities                                                                     2006-2020              2005-2020

Scheduled principal payments on FHLB advances at December 31, 2005, are as follows:

                         (In thousands)
                         2006                                    $  61,737
                         2007                                       12,717
                         2008                                       16,698
                         2009                                       11,776
                         2010                                       33,977
                         After 2010                                  8,947
                                                            ------------------

                                                                 $ 145,852
                                                            ==================

                                                FIRST M&F CORPORATION AND SUBSIDIARY
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

The measurement date for actuarial calculations for the plan is October 1 of each year. The following is a summary of the plan's funded status:

(In thousands)                                                                        2005                        2004
                                                                             ------------------------    -----------------------

Change in benefit obligation:
Projected benefit obligation at beginning of year                                  $    8,283                  $    8,038
Service cost                                                                                -                           -
Interest cost                                                                             457                         463
Actuarial (gain) loss                                                                     647                         217
Benefit payments                                                                         (454)                       (435)
                                                                             ------------------------    -----------------------
Projected benefit obligation at end of year                                             8,933                       8,283
                                                                             ------------------------    -----------------------

Change in plan assets:
Fair value of plan assets at beginning of year                                          7,451                       6,868
Actual return on plan assets                                                              513                         559
Employer contributions                                                                    300                         500
Benefit payments                                                                         (454)                       (435)
Expenses                                                                                  (23)                        (41)
                                                                             ------------------------    -----------------------
Fair value of plan assets at end of year                                                7,787                       7,451
                                                                             ------------------------    -----------------------

Funded status at measurement date:
Plan assets less than projected benefit obligation                                     (1,146)                       (832)
Unrecognized net actuarial loss                                                         3,670                       3,236
Unrecognized transition asset                                                             (37)                        (45)
Unamortized prior service credit                                                         (218)                       (256)
                                                                             ------------------------    -----------------------

Prepaid pension asset recognized                                                        2,269                       2,103

Pension accrual recognized                                                               (465)                       (465)
                                                                             ------------------------    -----------------------

Net amount recognized                                                              $    1,804                  $    1,638
                                                                             ========================    =======================

The following is a summary of amounts recorded in the consolidated statements of condition:

(In thousands)                                                                   2005                     2004
                                                                         ---------------------    ---------------------

Prepaid benefit cost                                                          $    2,269               $    2,103
Accrued benefit liability                                                         (3,415)                  (2,934)
Accumulated other comprehensive
  income, before income taxes                                                      2,950                    2,469
                                                                         ---------------------    ---------------------

Net amount recognized                                                         $    1,804               $    1,638
                                                                         =====================    =====================

The following is a summary of information related to benefit obligations and plan assets:

(In thousands)                                                                   2005                     2004
                                                                         ---------------------    ---------------------

Projected benefit obligation                                                  $    8,933               $    8,283
Accumulated benefit obligation                                                     8,933                    8,283
Fair value of plan assets                                                          7,787                    7,451

                                                FIRST M&F CORPORATION AND SUBSIDIARY
                                             Notes to Consolidated Financial Statements

Note 10:  (Continued)

Net pension cost (benefit) included the following components:

(In thousands)                                                          2005                  2004                  2003
                                                                  ------------------    ------------------    -----------------

Service cost                                                         $          -          $          -          $          -
Interest cost                                                                 463                   469                   488
Expected return on plan assets                                               (504)                 (498)                 (419)
Amortization of transition asset                                               (9)                   (9)                   (9)
Amortization of prior service credit                                          (37)                  (37)                  (37)
Recognized actuarial (gain) loss                                              220                   220                   210
                                                                  ------------------    ------------------    -----------------

     Net pension cost                                                $        133          $        145          $        233
                                                                  ==================    ==================    =================

Total expense recorded in the accompanying consolidated statements of income related to the pension plan included the following components:

(In thousands)                                                          2005                  2004                  2003
                                                                  ------------------    ------------------    -----------------

Net pension cost                                                     $        133          $        145          $        233
Payments for expenses made on
  behalf of the plan                                                           56                    54                    93
                                                                  ------------------    ------------------    -----------------

                                                                     $        189          $        199          $        326
                                                                  ==================    ==================    =================

The following is a summary of weighted average assumptions:

                                                                         2005                 2004                  2003
                                                                   -----------------    ------------------    -----------------

Discount rate for determining current year's costs                      5.75%                6.00%                 6.75%
Discount rate for determining year end benefit obligation               5.25%                5.75%                 6.00%
Expected return on plan assets for determining current years' costs     7.00%                7.50%                 7.75%
Rate of compensation increase (plan is frozen)                             -%                   -%                    -%
                                                                   =================    ==================    =================

The Company estimates the long-term rate of return on plan assets using historical returns, changes in asset mix, general economic conditions and industry practice.  Historical annual returns on plan assets have ranged from losses of approximately 10% to gains in excess of 15%.  The short-term volatility of these returns makes them an unreliable indicator of future long-term returns.
Therefore, the historical plan rate of return is not used as a starting point, but rather as a guideline in determining the plan assumption for returns.  The plan return was 7.0% in 2005, and 7.8% in 2004.  The mix of invested assets has changed over time from predominately fixed-income securities prior to 1997 to a mix of equity securities and fixed-income securities thereafter.
The equity securities have brought more return volatility and higher expected returns to the portfolio.  Management expects that the long-term equity market returns will approximate the past 50 years, which provided an average 12.3% return, based upon stock market historical data.  Current and expected economic conditions also affect the determination of the estimate of long-term returns.  Management also uses a survey of pension plan managers provided by a third party which indicates the rate of return assumptions that are predominant in the industry.  Based upon these assumptions, management estimated long-term returns of 8% in
2002, given the expected asset mix.  These return expectations have been reduced during the last three years due to economic factors and the interest rate environment.  Management has determined that these assumptions are reasonable and are comparable to the return assumptions generally predominant in the industry.

The plan's asset allocations at December 31, 2005 and 2004 by asset category are as follows:

                                                                                       2005                   2004
                                                                               ---------------------- ----------------------

Interest-bearing bank balances                                                           3%                     6%
Debt securities                                                                         33%                    32%
Equity securities                                                                       64%                    62%
                                                                               ---------------------- ----------------------

                                                                                       100%                   100%
                                                                               ====================== ======================

Equity securities included 9,434 shares of the Company's common stock at December 31, 2005 and 2004.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

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

                                          Minimum                     Maximum                Preferred
                                -------------------------- --------------------------- ------------------------

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

Pension benefit payments are made from assets of the pension plan. It is anticipated that future benefit payments for the plan will be as follows.

                  (In thousands)
                    Year                                                                Expected payments
                  ---------------------------------------     ----------------------------------------------

                  2006                                                             $      481
                  2007                                                                    479
                  2008                                                                    481
                  2009                                                                    502
                  2010                                                                    526
                  2011 - 2015                                                           2,704
                                                              ==============================================

The Company expects to contribute $300 thousand to the pension plan in 2006.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 10: (Continued)

Profit and Savings Plan

The Bank has a profit and savings plan which includes features such as an Employee Stock Ownership Plan and a 401(k) plan which provides for certain salary deferrals, covering substantially all full-time employees of the Bank and subsidiaries. The Bank matched employee 401(k) contributions equal to 50% of an employee’s first 5% of salary deferral through 2004. Beginning in 2005, the Company matched contributions equal to 50% of an employee’s first 6% of salary deferral. Total matching contributions accrued for this plan were $369 thousand in 2005, $187 thousand in 2004, and $183 thousand in 2003. During 2004, the Company began making matching contributions on a monthly basis rather than on an annual basis. Additional contributions to the plan are at the discretion of the Board of Directors. Discretionary contributions, which are invested in the Company’s common stock, for this plan were $75 thousand in 2005, $65 thousand in 2004, and $50 thousand in 2003.

At December 31, 2005 and 2004, the profit and savings plan owned 98,782 and 89,817 shares of the Company’s common stock.

Nonqualified Deferred Compensation Plan

The Bank has a nonqualified deferred compensation plan for senior officers and executives of the Bank and its subsidiaries. The plan allows for the deferral of salary by the participants with the Company having the option of also making matching contributions and profit sharing contributions. The participant’s earnings credits are indexed to selected mutual fund returns. Matching contributions and profit sharing contributions vest evenly over a five (5) year period. The Company will use the earnings of Bank-owned life insurance policies to provide sufficient revenues to offset the cost of the liabilities incurred by participant earnings credits. The Company made a profit sharing contribution to the plan of $11 thousand and incurred administrative expenses of $1 thousand in 2005.

Note 11: Stock Compensation Plan

The Company implemented a stockholder approved Stock Option Plan, effective January 1, 1999, authorizing the grant of incentive stock options (ISO’s) to key employees and nonstatutory stock options (NSO’s) to members of the Board. The stated purpose of the plan is to provide incentives to key officers and directors by permitting them to purchase stock in the Company under the provisions of this plan. The maximum number of shares of stock that may be optioned or sold under the plan is 500,000 shares. Under the provisions of the plan, the Company and the participating employees and directors will execute agreements, upon the grant of options, providing each participant with an option to purchase stock within ten years of the date of the grant. In May 2005 the Stock Option Plan was replaced by the shareholder approved 2005 Equity Incentive Plan. The plan allows for share-based payments in the form of stock options, restricted stock awards, stock appreciation rights and other stock-based awards. The maximum number of shares that may be awarded are 350,000. However, there are limits on certain types of awards. The maximum number of shares that may be awarded in the form of stock options is 200,000. The maximum number of shares that may be awarded in forms other than options and stock appreciation rights is 250,000. The maximum number of shares that may be awarded to Directors is 50,000.

As discussed in Note 1 the Company adopted Statement of Financial Accounting Standards No. 123R “Share-Based Payment” on July 1, 2005. The Company is using the modified prospective method of transition. In determining the amounts of compensation expense to record for unvested stock options as of June 30, 2005 and all subsequently issued stock options, the Company is using an estimated forfeiture rate of 9.45% (1.89% annual rate) for employee grants and 5.45% (1.09% annual rate) for Director grants based upon the history of the 1999 Stock Option Plan.

                                                FIRST M&F CORPORATION AND SUBSIDIARY
                                             Notes to Consolidated Financial Statements

Note 11:  (Continued)

The following is a summary of stock option activity:

                                                                                                              Weighted
                                                                                                               Average
                                                                                 Outstanding                  Exercise
                                                                                   Options                      Price
                                                                           ------------------------    ------------------------

January 1, 2003                                                                   319,752                     $    28.30
Options granted                                                                     2,500                          38.00
Options exercised                                                                (147,846)                         26.99
                                                                           ------------------------    ------------------------
December 31, 2003                                                                 174,406                          29.56
                                                                           ------------------------    ------------------------
Options granted                                                                     2,500                          34.73
Options exercised                                                                 (40,721)                         26.53
Options forfeited                                                                 (10,000)                         35.75
                                                                           ------------------------    ------------------------
December 31, 2004                                                                 126,185                          30.16
                                                                           ------------------------    ------------------------
Options granted                                                                     3,500                          34.00
Options exercised                                                                  (6,000)                         26.56
Options forfeited                                                                  (4,000)                         30.97
                                                                           ------------------------    ------------------------

December 31, 2005                                                                 119,685                     $    30.40
                                                                           ========================    ========================

The following is a summary of stock options outstanding at December 31, 2005:

                                                   Weighted              Weighted                                 Weighted
                                                   Average               Average                                  Average
                                                  Remaining              Exercise                                 Exercise
                                                 Contractual              Price-                                   Price-
     Exercise                Options                 Life                Options              Options             Options
    Price Range            Outstanding             (Years)             Outstanding          Exercisable         Exercisable
--------------------     -----------------     -----------------     -----------------     ---------------    -----------------
$ 20.00 - $ 20.25              4,000                 4.96                $ 20.09               3,500              $ 20.11
  25.25 -   27.92             45,185                 1.59                  27.56              43,985                27.62
  31.75 -   38.00             70,500                 3.88                  32.82              63,500                32.57

In August 2005 the Company issued 38,383 restricted stock awards at a grant date fair value of $34.15 to certain senior officers of the Company. Substantially all of the shares vest in seven (7) years and are potentially forfeitable until the vesting date.
Additionally the shares include a performance condition that may accelerate vesting at the achievement of a diluted earnings per share and net income target. Non-achievement of the performance condition during the seven (7) year vesting period would not prevent vesting of the shares. In December 2005 the Company issued 18,500 restricted stock awards at a grant date fair value of
$33.71 to certain senior and executive officers of the Bank. 12,500 of the shares vest in seven (7) years with 3,000 shares vesting in five (5) years and 3,000 shares vesting in three (3) years. The share awards issued in December have the same potential acceleration criteria as the awards issued in August. At December 31, 2005 there was $1.845 million in unrecognized compensation cost. The Company estimates that 4.00% (.57% annual rate) of the nonvested shares will be forfeited in determining net compensation expenses recognized.

In December 2005 the Company issued 3,000 shares of stock bearing no restrictions at a grant date fair value of $33.71 to certain senior and executive officers as a performance bonus. The Company recognized $101 thousand in compensation expense related to the awards.

Note 12:  Other Expenses

Significant components of other expenses are summarized as follows:

(In thousands)                                                          2005                  2004                  2003
                                                                  ------------------    ------------------    -----------------

Postage and shipping                                                  $       604           $       619           $       637
Stationery and supplies                                                       866                   846                   716
Accounting, legal and professional fees                                       905                 1,234                 1,228
Insurance expense                                                             650                   613                   639
Other                                                                       4,918                 4,485                 4,905
                                                                  ------------------    ------------------    -----------------

                                                                      $     7,943           $     7,797           $     8,125
                                                                  ==================    ==================    =================

                                                FIRST M&F CORPORATION AND SUBSIDIARY
                                             Notes to Consolidated Financial Statements

Note 13:  Income Taxes

The components of income tax expense (benefit) are as follows:

(In thousands)                                                         Federal                State                Total
                                                                  ------------------    ------------------    -----------------
2005:
Current                                                               $  5,523               $     718            $  6,241
Current taxes related to noncontrolling interests                            3                       1                   4
Deferred                                                                  (209)                    (32)               (241)
                                                                  ------------------    ------------------    -----------------

Total                                                                 $  5,317               $     687            $  6,004
                                                                  ==================    ==================    =================

2004:
Current                                                               $  4,150               $     417            $  4,567
Current taxes related to noncontrolling interests                         (406)                    (63)               (469)
Deferred                                                                   (20)                     (3)                (23)
                                                                  ------------------    ------------------    -----------------

Total                                                                 $  3,724               $     351            $  4,075
                                                                  ==================    ==================    =================

2003:
Current                                                               $  4,385               $     548            $  4,933
Current taxes related to noncontrolling interests                          126                      19                 145
Deferred                                                                  (280)                    (50)               (330)
                                                                  ------------------    ------------------    -----------------

Total                                                                 $  4,231               $     517            $  4,748
                                                                  ==================    ==================    =================

The differences between actual income tax expense and expected income tax expense are summarized as follows:

(In thousands)                                                          2005                  2004                  2003
                                                                  ------------------    ------------------    -----------------

Amount computed using the Federal statutory
  rates on income before taxes                                        $  6,322                $  4,739             $  5,413
Increase (decrease) resulting from:
Tax exempt income, net of
  disallowed interest deduction                                           (665)                   (745)                (795)
State income tax expense,
  net of Federal effect                                                    453                     273                  329
Life insurance income                                                     (146)                   (197)                (181)
Other, net                                                                  40                       5                  (18)
                                                                  ------------------    ------------------    -----------------

                                                                      $  6,004                $  4,075             $   4,748
                                                                  ==================    ==================    =================

The change in the net deferred taxes is a result of current period deferred tax expense (benefit), and changes in accumulated other comprehensive income. The components of the net deferred tax asset (liability) at December 31, 2005 and 2004, consist of the following:

(In thousands)                                                                      2005                        2004
                                                                           ------------------------    ------------------------

Allowance for loan losses                                                        $    4,643                  $    4,334
Loan fees                                                                               450                         374
Purchase accounting adjustments                                                          29                          43
Accrued expenses                                                                        377                         302
Minimum pension liability                                                             1,101                         921
Unrealized loss on securities available for sale                                        437                           -
Other                                                                                   478                         364
                                                                           ------------------------    ------------------------
               Total deferred tax assets                                              7,515                       6,338
                                                                           ------------------------    ------------------------

Fixed assets and depreciation                                                          (407)                       (507)
Federal Home Loan Bank stock dividends                                                 (623)                       (552)
Pension expense                                                                        (673)                       (611)
Unrealized gain on securities available for sale                                          -                      (1,061)
Prepaid expenses                                                                       (269)                          -
Other                                                                                   (55)                        (37)
                                                                           ------------------------    ------------------------
               Total deferred tax liabilities                                        (2,027)                     (2,768)
                                                                           ------------------------    ------------------------

                                                                                 $    5,488                  $    3,570
                                                                           ========================    ========================

                                                FIRST M&F CORPORATION AND SUBSIDIARY
                                             Notes to Consolidated Financial Statements

Note 14:  Earnings Per Share

The following table shows a reconciliation of earnings per share to diluted earnings per share:

(In thousands, except share data)                                       2005                  2004                  2003
                                                                  ------------------    ------------------    -----------------

Basic earnings per share:
  Net income                                                        $   12,592            $   10,775            $   10,892
                                                                  ==================    ==================    =================

Weighted average shares outstanding                                  4,495,030             4,542,213             4,608,023
                                                                  ==================    ==================    =================

  Basic earnings per share                                          $     2.80            $     2.37            $     2.36
                                                                  ==================    ==================    =================

Diluted earnings per share:
  Net income                                                            12,592                10,775                10,892
                                                                  ==================    ==================    =================

Weighted average shares outstanding                                  4,495,030             4,542,213             4,608,023
Dilutive effect of options and restricted stock grants                   9,571                16,895                26,618
                                                                  ------------------    ------------------    -----------------

Adjusted weighted average shares outstanding                         4,504,601             4,559,108             4,634,641
                                                                  ==================    ==================    =================

  Diluted earnings per share                                        $     2.79            $     2.36            $     2.35
                                                                  ==================    ==================    =================

Stock options not included in adjusted shares
  due to anti-dilutive effect                                            1,825                   399                   237
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

Common Stock Repurchase Program

The Company’s Board of Directors approved a common stock repurchase program on August 14, 2002, authorizing the repurchase of up to 184,590 shares of the Company’s outstanding common stock beginning in September, 2002. The authorization specified that up to 92,295 shares may be repurchased in the first twelve months with an additional 92,295 shares authorized for repurchase during the second twelve month period.

The Company’s Board of Directors terminated the August 14, 2002, repurchase program and approved a common stock repurchase program on March 12, 2003, authorizing the repurchase of up to 240,000 shares of the Company’s outstanding common stock beginning in March, 2003. The authorization specified that the shares would be repurchased within twelve months.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 15: (Continued)

On April 14, 2004, the Company’s Board of Directors authorized a new stock repurchase program to repurchase up to 120,000 shares of common stock in the open market over a twelve month period beginning on May 1, 2004, and ending on April 30, 2005. The authorization limited the number of shares that may be repurchased in any calendar month to no more than 10,000.

On May 11, 2005, the company’s Board of Directors authorized a new stock repurchase plan allowing for the purchase of up to 10,000 shares per month through May 2006.

The timing and extent of any repurchases are subject to management’s discretion and will depend on market considerations. The Board will review the repurchase program after the first twelve months to allow for any needed adjustments. The reacquired shares will be held as authorized but unissued shares to be used for general corporate purposes.

Accumulated Other Comprehensive Income

The following is a summary of the gross amounts of accumulated other comprehensive income and the related income tax effects:

(In thousands)                                                          Gross                  Tax                  Net
                                                                  ------------------    ------------------    -----------------

December 31, 2005:
Net unrealized gain on securities available for sale                 $  (1,171)           $   (437)             $   (734)
Minimum pension liability                                               (2,950)             (1,101)               (1,849)
                                                                  ------------------    ------------------    -----------------

                                                                     $  (4,121)           $ (1,538)             $ (2,583)
                                                                  ==================    ==================    =================

December 31, 2004:
Net unrealized gain on securities available for sale                     2,846               1,061                 1,785
Minimum pension liability                                               (2,469)               (921)               (1,548)
                                                                  ------------------    ------------------    -----------------

                                                                     $     377            $    140              $    237
                                                                  ==================    ==================    =================

December 31, 2003:
Net unrealized gain on securities available for sale                     6,202               2,308                 3,894
Minimum pension liability                                               (2,453)               (915)               (1,538)
                                                                  ------------------    ------------------    -----------------

                                                                     $   3,749            $  1,393              $  2,356
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

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 16: (Continued)

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

Standby and commercial letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. When issuing letters of credit, the Company applies the same credit policies and standards as it does in the normal lending process. Collateral is obtained based upon the Company’s assessment of a customer’s credit worthiness. A liability of $181 thousand is recognized at December 31, 2005 and a liability of $117 thousand is recognized at December 31, 2004 for the Company’s obligation to stand ready to perform related to standby letters of credit.

The maximum credit exposure in the event of nonperformance for loan commitments and letters of credit is represented by the contract amount of the instruments. A summary of these instruments at December 31, 2005 and 2004 follows:

                 (In thousands)                                           2005                    2004
                                                                   --------------------    -------------------
                 Commitments to extend credit                            $ 179,514               $ 139,277
                 Standby letters of credit                                  24,943                  17,295
                 Commercial letters of credit                                   84                     105
                                                                   ====================    ===================

The Company makes commitments to originate mortgage loans that will be held for sale. The total commitments to originate mortgages to be held for sale were $12.229 million at December 31, 2005. These commitments are accounted for as derivatives and marked to fair value through mortgage banking income. At December 31, 2005 mortgage origination-related derivatives with positive fair values of $1 thousand were included in other assets and derivatives with negative fair values of $12 thousand were included in other liabilities. The Company also engages in forward sales contracts with mortgage investors to purchase mortgages held for sale. Those forward sale agreements that have a determined price and expiration date are accounted for as derivatives and marked to fair value through mortgage banking income. At December 31, 2005 the Company had $4.092 million in locked forward sales agreements in place. Forward sale-related derivatives with positive fair values of $8 thousand were included in other assets and derivatives with negative fair values of $10 thousand were included in other liabilities.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 17: Regulatory Matters

Federal banking regulations require that the Bank maintain certain cash reserves based on a percent of deposits. This requirement was $17.496 million at December 31, 2005.

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

Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Total Capital and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005, that all capital adequacy requirements have been met.

As of December 31, 2005, the most recent notification by the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s and Bank’s actual capital amounts and ratios as of December 31, 2005 and 2004, are also presented in the table:

(In thousands)                                          Actual                   Minimum Capital              Well Capitalized
                                              --------------------------    -------------------------    -------------------------
                                                 Amount          Ratio         Amount         Ratio        Amount         Ratio
                                              --------------    --------    -------------    --------    ------------    ---------

December 31, 2005:
Total capital (to risk weighted assets):
Company                                         $  113,880       11.2%        $   81,057       8.0%       $        -           -
Bank                                               114,823       11.3%            80,976       8.0%          101,220       10.0%

Tier I capital (to risk weighted assets):
Company                                            101,425       10.0%            40,528       4.0%                -           -
Bank                                               102,369       10.1%            40,488       4.0%           60,732        6.0%

Tier I capital (to average assets):
Company                                            101,425        8.2%            49,377       4.0%                -           -
Bank                                               102,369        8.3%            49,335       4.0%           61,669        5.0%
                                              ==============    ========     =============   ========    ============    =========

December 31, 2004:
Total capital (to risk weighted assets):
Company                                         $  104,902       12.0%        $   70,143       8.0%       $        -            -
Bank                                               109,620       12.5%            70,046       8.0%           87,558        10.0%

Tier I capital (to risk weighted assets):
Company                                             93,923       10.7%            35,072       4.0%                -            -
Bank                                                98,656       11.3%            35,023       4.0%           52,535         6.0%

Tier I capital (to average assets):
Company                                             93,923        8.4%            44,850       4.0%                -            -
Bank                                                98,656        8.8%            44,808       4.0%           56,010         5.0%
                                              ==============     ========    =============    ========    ============    =========

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 17: (Continued)

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

Note 18: Pending Acquisitions

On October 12, 2005 the Company announced the signing of definitive agreements to acquire Columbiana Bancshares of Columbiana, Alabama and Crockett County Bancshares of Bells, Tennessee. Columbiana Bancshares is the parent of the First National Bank of Shelby County which has total assets of approximately $185 million. Crockett County Bancshares is the parent of Bells Banking Company which has approximately $31 million in total assets. The consideration paid in both acquisitions will be in cash. The Company will pay approximately $31.0 million in cash for all outstanding shares of Columbiana Bancshares with $2.5 million of the $31.0 million purchase price being held in escrow pending the resolution of contingent obligations of Columbiana. The Company will pay approximately $7.4 million for all outstanding shares of Crockett County Bancshares. Both transactions are subject to the approval of the stockholders of the to-be-acquired institutions and banking regulators and are expected to close in the first quarter of 2006. The Company expects to fund the acquisitions primarily through the issuance of trust preferred securities.

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

Loans held for sale - The fair value of these financial instruments is their carrying value at the financial statement dates, as they are reported at fair value on those dates.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 19: (Continued)

Loans held for investment - The fair value of variable rate loans that reprice frequently, and with no significant changes in credit risk, are based on carrying values. The fair value of fixed rate loans is estimated by discounting the future cash flows, using the current rates at which these loans would currently be made to borrowers with similar credit ratings and similar maturities. The carrying value of loans, net of the allowance for loan losses, is $920.631 million and $820.867 million and the estimated net fair value of loans is $915.080 million and $816.848 million at December 31, 2005 and 2004.

Deposits - The fair value of demand deposits, NOW accounts, money market accounts and savings deposits is the carrying amount at the reporting date. The fair value of certificates of deposit is estimated by discounting the future cash flows, using current market rates for deposits of similar maturities. The carrying value of deposits is $973.671 million and $877.264 million and the estimated net fair value of deposits is $965.691 million and $870.426 million at December 31, 2005 and 2004.

Short-term and other borrowings - The net book value of the majority of these financial instruments approximates fair value due to the short term nature of these items or their applicable interest rates and repricing and repayment terms. The fair value of long term Federal Home Loan Bank (FHLB) advances is estimated by discounting the future cash flows, using current market rates for borrowings of similar terms and maturities. The carrying value of FHLB advances is $145.852 million and $122.196 million and the estimated fair value of FHLB advances is $142.921 million and $120.191 million at December 31, 2005 and 2004. The fair value of short-term and other borrowings is not materially different from their recorded book value at December 31, 2005 and 2004, as disclosed in Note 8 and Note 9.

Commitments to extend credit - Fair values for such commitments are typically based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the parties’ credit standing. The fair value of commitments to extend credit is not material.

Note 20: Summarized Financial Information of First M & F Corporation

Summarized financial information of First M & F Corporation (parent company only) is as follows:

                                                      STATEMENTS OF CONDITION

(In thousands)
                                                                             -------------------------   -------------------------
Assets                                                                                 2005                        2004
                                                                             -------------------------   -------------------------

Cash                                                                             $           358             $           703
Investment in subsidiary                                                                 118,320                     117,201
Other assets                                                                               1,341                       1,206
                                                                             -------------------------   -------------------------

                                                                                 $       120,019             $       119,110
                                                                             =========================   =========================
Liabilities and Stockholders' Equity

Note payable                                                                     $         2,642             $         6,642
Other liabilities                                                                              -                           -
Stockholders' equity                                                                     117,377                     112,468
                                                                             -------------------------   -------------------------

                                                                                 $       120,019             $       119,110
                                                                             =========================   =========================

                                                FIRST M&F CORPORATION AND SUBSIDIARY
                                             Notes to Consolidated Financial Statements

Note 20: (Continued)

Summarized financial information of First M & F Corporation (parent company only) is as follows:

                                                        STATEMENTS OF INCOME

(In thousands)                                                              2005                  2004                 2003
                                                                       ----------------     -----------------    -----------------
Income:
Dividends received from subsidiary                                         $  9,200             $  6,600             $  8,600
Equity in undistributed earnings of subsidiary                                3,624                4,383                2,506
Other income                                                                     21                   35                   17
                                                                       ----------------     -----------------    -----------------
               Total income                                                  12,845               11,018               11,123
                                                                       ----------------     -----------------    -----------------

Expenses:
Interest                                                                        190                  228                  230
Other expenses                                                                  198                  139                  125
                                                                       ----------------     -----------------    -----------------
               Total expenses                                                   388                  367                  355
                                                                       ----------------     -----------------    -----------------

               Income before income taxes                                    12,457               10,651               10,768

Income tax benefit                                                              135                  124                  124
                                                                       ----------------     -----------------    -----------------

Net income                                                                 $ 12,592             $ 10,775             $ 10,892
                                                                       ================     =================    =================

                                                      STATEMENTS OF CASH FLOWS

(In thousands)                                                              2005                  2004                 2003
                                                                       ----------------     -----------------    -----------------
Cash flows from operating activities:
Net income                                                                 $ 12,592             $ 10,775             $ 10,892
Adjustments to reconcile net income to net
     cash provided by operating activities:
     Equity in undistributed earnings of subsidiary                          (3,624)              (4,383)              (2,506)
     Other, net                                                                (252)                (286)                (144)
                                                                       ----------------     -----------------    -----------------
               Net cash provided by operating activities                      8,716                6,106                8,242
                                                                       ----------------     -----------------    -----------------

                                                                       ----------------     -----------------    -----------------
               Net cash provided by investing activities                          -                    -                    -
                                                                       ----------------     -----------------    -----------------

Cash flows from financing activities:
Increase (decrease) in note payable                                          (4,000)                 750               (1,700)
Cash dividends                                                               (4,648)              (4,535)              (4,604)
Common shares issued                                                            159                1,081                3,990
Common shares repurchased                                                      (690)              (3,412)              (5,736)
Tax benefits on stock option transactions                                       118                    -                    -
                                                                       ----------------     -----------------    -----------------
               Net cash used in financing activities                         (9,061)              (6,116)              (8,050)
                                                                       ----------------     -----------------    -----------------

               Net increase (decrease) in cash                                 (345)                 (10)                 192

Cash at January 1                                                               703                  713                  521
                                                                       ----------------     -----------------    -----------------

Cash at December 31                                                        $    358             $    703             $    713
                                                                       ================     =================    =================

FIRST M&F CORPORATION AND SUBSIDIARY

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting principles and practices, financial statement disclosure, or auditing scope or procedure.

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

As of December 31, 2005 (the “Evaluation Date”), the Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in the Exchange Act Rules. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are sufficiently effective to ensure that material information relating to the Company and required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting is contained on page 30 of this Annual Report on Form 10-K and is hereby incorporated by reference.

The Report of Independent Registered Public Accounting Firm is contained on page 31 of this Annual Report on Form 10-K and is hereby incorporated by reference.

Design and Evaluation of Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company included a report of management’s assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2005. The Company’s independent registered public accounting firm has also audited, and reported on, management’s assessment of the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s report are included in the section, Financial Statements and Supplementary Data of this Annual Report on Form 10-K, under the headings “Management’s Annual Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

Subsequent to the Evaluation Date, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

OTHER INFORMATION

None.

FIRST M&F CORPORATION AND SUBSIDIARY

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

PRINCIPAL ACCOUNTING FEES AND SERVICES
(Last Two Fiscal Years)

Information concerning principal accounting fees and services, as well as information concerning the Company’s audit committee pre-approval policies and procedures, is incorporated by reference and contained in the Proxy material on Page 11.

PART IV

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Exhibits

The following financial statements included under the heading “Financial Statements and Supplementary Data” are included in this report:

(a)      Management's Annual Report on Internal Control Over Financial Reporting
(b)      Report of Independent Registered Public Accounting Firm  (on internal control)
(c)      Report of Independent Registered Public Accounting Firm
(d)      Consolidated Statements of Condition - December 31, 2005 and 2004
(e)      Consolidated Statements of Income - Years Ended December 31, 2005, 2004 and 2003
(f)      Consolidated Statements of Comprehensive Income - Years Ended December 31, 2005, 2004 and 2003
(g)      Consolidated Statements of Stockholders' Equity - Years Ended December 31, 2005, 2004 and 2003
(h)      Consolidated Statements of Cash Flows - Years Ended December 31, 2005, 2004 and 2003
(i)      Notes to Consolidated Financial Statements

                                                FIRST M&F CORPORATION AND SUBSIDIARY

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

                                                FIRST M&F CORPORATION AND SUBSIDIARY

                                                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST M & F CORPORATION

BY:      /s/ Hugh S. Potts, Jr.                                        BY:      /s/ John G. Copeland
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

                                                                                /s/ Hugh S. Potts, Jr.
DATE:  March 8, 2006                                                            Hugh S. Potts, Jr., Director

                                                                                /s/ Scott M. Wiggers
DATE:  March 8, 2006                                                            Scott M. Wiggers, Director

                                                                                /s/ Fred A. Bell, Jr.
DATE:  March 8, 2006                                                            Fred A. Bell, Jr., Director

                                                                                /s/ Jeffrey A. Camp
DATE:  March 8, 2006                                                            Jeffrey A. Camp, Director

                                                                                /s/ Hollis C. Cheek
DATE:  March 8, 2006                                                            Hollis C. Cheek, Director

                                                                                /s/ Jon A. Crocker
DATE:  March 8, 2006                                                            Jon A. Crocker, Director

                                                                                /s/ Charles T. England
DATE:  March 8, 2006                                                            Charles T. England, Director

                                                                                /s/ Toxey Hall, III
DATE:  March 8, 2006                                                            Toxey Hall, III, Director

                                                                                /s/ Barbara K. Hammond
DATE:  March 8, 2006                                                            Barbara K. Hammond, Director

                                                                                /s/ Charles V. Imbler, Sr.
DATE:  March 8, 2006                                                            Charles V. Imbler, Sr., Director

                                                                                /s/ J. Marlin Ivey
DATE:  March 8, 2006                                                            J. Marlin Ivey, Director

                                                                                /s/ R. Dale McBride
DATE:  March 8, 2006                                                            R. Dale McBride, Director

                                                                                /s/ Susan P. McCaffery
DATE:  March 8, 2006                                                            Susan P. McCaffery, Director

                                                                                /s/ Michael L. Nelson
DATE:  March 8, 2006                                                            Michael L. Nelson, Director

                                                FIRST M&F CORPORATION AND SUBSIDIARY

Signatures: (Continued)

                                                                                /s/ Otho E. Pettit, Jr.
DATE:  March 8, 2006                                                            Otho E. Pettit, Jr., Director

                                                                                /s/ Charles W. Ritter, Jr.
DATE:  March 8, 2006                                                            Charles W. Ritter, Jr., Director

                                                                                /s/ L. F. Sams, Jr.
DATE:  March 8, 2006                                                            L. F. Sams, Jr., Director

                                                                                /s/ Michael W. Sanders
DATE:  March 8, 2006                                                            Michael W. Sanders, Director

                                                                                /s/ W. C. Shoemaker
DATE:  March 8, 2006                                                            W. C. Shoemaker, Director

                                                                                /s/ Larry Terrell
DATE:  March 8, 2006                                                            Larry Terrell, Director

                                                                                /s/ James I. Tims
DATE: March 8, 2006                                                             James I. Tims, Director

                                                FIRST M&F CORPORATION AND SUBSIDIARY

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