Form 10-Q
period 2006-03-31
FIRST M&F CORP/MS
filed 2006-05-10
CIK 320387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-09424

FIRST M&F CORPORATION

(Exact name of registrant as specified in its charter)

MISSISSIPPI	64-0636653

(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

134 West Washington Street, Kosciusko, Mississippi	39090

(Address of principal executive offices)	(Zip Code)

662-289-5121

(Registrant’s telephone number, including area code

No Change

(Former name, former address and former fiscal year, if changed since the last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $5 par value	4,562,346 Shares

Title of Class	Shares Outstanding at April 30, 2006

FIRST M & F CORPORATION

FORM 10-Q

FIRST M & F CORPORATION AND SUBSIDIARY

PART I: FINANCIAL INFORMATION

Item 1 – Financial Statements (Unaudited)

Consolidated Statements of Condition
(Unaudited)

	March 31		December 31 2005

(Dollars in thousands)	2006	2005

Assets
Cash and due from banks	$56,309	$35,134	$56,398
Interest bearing bank balances	8,798	6,305	3,021
Federal funds sold	6,600	8,850	3,700
Securities available for sale, amortized cost of $242,855, $197,819 and $186,242	240,436	198,354	185,071
Loans held for sale	7,429	14,362	5,704
Loans, net of unearned income	1,055,698	849,518	933,080
Allowance for loan losses	(15,182)	(11,776)	(12,449)

Net loans	1,040,516	837,742	920,631

Bank premises and equipment	38,549	26,977	28,922
Accrued interest receivable	9,865	7,498	9,101
Other real estate	3,951	3,926	3,042
Goodwill	30,835	16,348	16,348
Other intangible assets	5,147	399	358
Bank owned life insurance	18,398	13,978	14,278
Other assets	23,249	17,645	20,544

	$1,490,082	$1,187,518	$1,267,118

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing deposits	$192,517	$136,131	$164,189
Interest-bearing deposits	974,478	824,743	809,482

Total deposits	1,166,995	960,874	973,671

Federal funds purchased and repurchase agreements	6,022	13,762	18,062
Other borrowings	154,559	91,454	148,534
Junior subordinated debt	30,928	—	—
Accrued interest payable	3,595	1,867	2,717
Other liabilities	9,105	6,744	6,736

Total liabilities	1,371,204	1,074,701	1,149,720

Noncontrolling interest in subsidiaries	21	1	21

Stockholders’ equity:
Preferred stock:
Class A; 1,000,000 shares authorized	—	—	—
Class B; 1,000,000 shares authorized	—	—	—
Common stock of $5.00 par value; 15,000,000 shares authorized: 4,498,363, 4,498,659 and 4,495,159 shares issued	22,492	22,493	22,476
Additional paid-in capital	29,428	29,349	29,340
Nonvested restricted stock awards	158	—	86
Retained earnings	70,144	62,187	68,058
Accumulated other comprehensive income (loss)	(3,365)	(1,213)	(2,583)

Total stockholders’ equity	118,857	112,816	117,377

	$1,490,082	$1,187,518	$1,267,118

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31

(Dollars in thousands, except per share data)	2006	2005

Interest income:
Interest and fees on loans	$17,760	$13,445
Interest on loans held for sale	70	117
Taxable investments	1,794	1,301
Tax-exempt investments	485	518
Federal funds sold	238	118
Interest bearing bank balances	120	66

Total interest income	20,467	15,565

Interest expense:
Deposits	5,847	3,740
Federal funds purchased and repurchase agreements	116	156
Other borrowings	1,752	992
Junior subordinated debt	241	—

Total interest expense	7,956	4,888

Net interest income	12,511	10,677
Provision for loan losses	953	871

Net interest income after provision for loan losses	11,558	9,806

Noninterest income:
Service charges on deposit accounts	2,263	1,705
Mortgage banking income	231	148
Agency commission income	950	931
Trust and brokerage income	158	120
Bank owned life insurance income	128	129
Securities gains (losses), net	(1)	—
Other income	554	1,072

Total noninterest income	4,283	4,105

Noninterest expenses:
Salaries and employee benefits	6,282	5,223
Net occupancy expenses	711	599
Equipment expenses	738	626
Software and processing expenses	309	291
Telecommunication expenses	208	199
Marketing and business development expenses	264	302
Intangible asset amortization	45	14
Other expenses	2,436	1,955

Total noninterest expenses	10,993	9,209

Income before income taxes and noncontrolling interests	4,848	4,702
Income taxes	1,572	1,505
Noncontrolling interest in earnings (losses) of subsidiaries, net of taxes of $3 and $1	6	(1)

Net income	$3,270	$3,198

Earnings per share:
Basic	$.73	$.71
Diluted	$.73	$.71

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31

(Dollars in thousands)	2006	2005

Net income	$3,270	$3,198
Other comprehensive income:
Change in unrealized gains (losses) on securities available for sale, net of tax of $466 and $862 for the three months ended March 31	(783)	(1,450)
Reclassification adjustment for (gains) losses on securities available for sale included in net income, net of tax of $1 and $0 for the three months ended March 31	1	—
Minimum pension liability adjustment, net of tax	—	—

Other comprehensive income	(782)	(1,450)

Total comprehensive income	$2,488	$1,748

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity
Three Months Ended March 31, 2006 and 2005
(Unaudited)

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Nonvested Restricted Stock Awards	Retained Earnings	Accumulated Other Comprehensive Income	Total

January 1, 2005	$22,531	$29,587	$—	$60,113	$237	$112,468
Net income	—	—	—	3,198	—	3,198
Cash dividends ($.25 per share)	—	—	—	(1,124)	—	(1,124)
2,500 common shares issued in exercise of stock options	12	54	—	—	—	66
10,000 common shares repurchased	(50)	(292)	—	—	—	(342)
Net change	—	—	—	—	(1,450)	(1,450)

March 31, 2005	$22,493	$29,349	$—	$62,187	$(1,213)	$112,816

January 1, 2006	$22,476	$29,340	$86	$68,058	$(2,583)	$117,377
Net income	—	—	—	3,270	—	3,270
Cash dividends ($.26 per share)	—	—	—	(1,184)	—	(1,184)
3,204 common shares issued in exercise of stock options	16	69	—	—	—	85
Share-based compensation expense recognized		5	72	—		77
Tax benefits on stock option transactions	—	14	—	—	—	14
Net change	—	—	—	—	(782)	(782)

March 31, 2006	$22,492	$29,428	$158	$70,144	$(3,365)	$118,857

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31

(Dollars in thousands)	2006	2005

Cash flows from operating activities:
Net income	$3,270	$3,198
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	77	—
Depreciation and amortization	593	480
Provision for loan losses	953	871
Net investment amortization (accretion)	(36)	182
Net loan amortization and lower of cost or fair value adjustments	117	(18)
Capitalized dividends on FHLB stock	(87)	(46)
Net accretion of discount on time deposits	31	7
Net accretion of discount on debt	2	—
Loss on securities available for sale	1	—
Gain on loans held for sale	(20)	(24)
Other asset sales (gains)/losses	190	59
Earnings (loss) of noncontrolling interest	9	(2)
Deferred income taxes	(258)	13
(Increase) decrease in:
Accrued interest receivable	(71)	(372)
Cash surrender value of bank owned life insurance	(128)	(129)
Loans held for sale	(1,739)	(2,102)
Other assets	502	833
Increase (decrease) in:
Accrued interest payable	246	139
Other liabilities	1,130	598

Net cash provided by operating activities	4,782	3,687

Cash flows from investing activities:
Purchases of securities available for sale	(34,290)	(43,201)
Sales of securities available for sale	8,617	3,838
Maturities of securities available for sale	11,222	14,170
Redemptions of FHLB and FRB stock, net of purchases	95	868
Investment in First M&F Statutory Trust I	(928)	—
Net (increase) decrease in:
Interest bearing bank balances	505	(1,200)
Federal funds sold	1,700	(5,300)
Loans	(23,160)	(19,277)
Bank premises and equipment	(1,550)	(1,418)
Proceeds from sales of other real estate and other repossessed assets	740	823
Net cash paid in acquisition	(22,838)	—

Net cash used in investing activities	(59,887)	(50,697)

(Continued)

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31

(Dollars in thousands)	2006	2005

Cash flows from financing activities:
Net increase in deposits	$54,212	$83,603
Net increase (decrease) in short-term borrowings	(12,040)	(3,046)
Proceeds from other borrowings	12,700	—
Repayments of other borrowings	(29,690)	(37,384)
Proceeds from issuance of junior subordinated debt	30,928	—
Earnings distributions to noncontrolling interests	(9)	(5)
Cash dividends	(1,184)	(1,124)
Common shares issued	85	66
Common shares repurchased	—	(342)
Tax benefits on stock option transactions	14	—

Net cash provided by financing activities	55,016	41,768

Net decrease in cash and due from banks	(89)	(5,242)
Cash and due from banks at January 1	56,398	40,376

Cash and due from banks at March 31	$56,309	$35,134

Total interest paid	$7,677	$4,749
Total income taxes paid	800	—
Income tax refunds received	—	17
Transfers of loans to foreclosed property	545	1,447

Fair value of identifiable assets acquired	$180,738	$—
Goodwill recorded	14,487	—
Cash paid for Columbiana Bancshares stock	(31,274)	—

Liabilities assumed in acquisition	$163,951	$—

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 1:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements of First M & F Corporation include the financial statements of Merchants and Farmers Bank, a wholly owned subsidiary, and the Bank’s wholly owned subsidiaries, First M & F Insurance Company, Inc., M & F Financial Services, Inc., M & F Bank Securities Corporation, M & F Insurance Agency, Inc., M & F Insurance Group, Inc., and M & F Business Credit, Inc. The consolidated financial statements also include the Bank’s 51% ownership in Merchants Financial Services, LLC, an accounts receivable financing business, and the Bank’s 55% ownership in MS Statewide Title, LLC, a title insurance agency. Certain reclassifications have been made to the 2005 financial statements to be consistent with the 2006 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on form 10-K for the year ended December 31, 2005.

Note 2:  Acquisitions

On February 17, 2006, the Company acquired Columbiana Bancshares, Inc. of Columbiana, Alabama and its wholly owned subsidiary First National Bank of Shelby County. The acquisition executes part of a strategy of the Company to expand into Alabama and Tennessee. The attractiveness of the Birmingham and surrounding markets compels entrants to pay a premium to gain access to those markets, resulting in goodwill related to acquisitions of financial institutions with operations based there. The Company paid $31.274 million for all of the shares of Columbiana Bancshares. Included in the cash paid was a payment of $2.5 million to an escrow fund to settle contingent claims related to the legacy Columbiana Bancshares and First National Bank of Shelby County operations. Any remaining funds after settlements will be paid to the former Columbiana Bancshares stockholders. Results of operation include the revenues and expenses of the acquired operation from the acquisition date forward. The goodwill recognized is not deductible for income tax purposes. The core deposit intangible asset is being amortized over 15 years.

The cost of the acquisition and allocation of the purchase price are provided in the table below.

(Dollars in thousands)

Cash paid to Columbiana Bancshares shareholders		$28,525
Cash paid to contingent obligation escrow on behalf of shareholders		2,500
Direct acquisition costs		249

Total cost of acquisition		31,274

Assets acquired at fair value:
Cash and due from banks	$8,436
Short-term interest-bearing funds	10,882
Securities available for sale	42,126
Loans, net	98,415
Premises and equipment	8,625
Other real estate	1,271
Bank owned life insurance	3,991
Core deposit intangible asset	4,834
Other assets	2,158
		180,738
Liabilities assumed at fair value:
Deposits	139,080
Other borrowings	23,014
Other liabilities	1,857
		163,951

Net assets acquired		16,787

Goodwill		$14,487

FIRST M & F CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 2:  (Continued)

The following condensed combined financial information presents results of operations of the Company as if the acquisition had taken place on January 1, 2005.

	Three Months Ended March 31

(Dollars in thousands, except per share data)	2006	2005

Interest income	$21,849	$18,006
Interest expense	8,720	6,203

Net interest income	13,129	11,803
Provision for loan losses	1,582	871

Net interest income after provision for loan losses	11,547	10,932

Noninterest income	4,499	4,693
Noninterest expense	13,431	11,256

Income before income taxes and noncontrolling interests	2,615	4,369
Income taxes	818	1,371
Noncontrolling interest in earnings (losses) of subsidiaries	6	(1)

Net income	$1,791	$2,999

Basic earnings per share	$.40	$.67
Diluted earnings per share	$.40	$.66

Purchase adjustment and core deposit amortization included in pro forma net income before tax	$170	$170
Estimated financing costs included in pro forma net income before tax	490	498

Significant nonrecurring expense items of Columbiana Bancshares interim period:
Provision for loan losses	$629

Data processing contract termination fee	576
Columbiana investment banking fees	249
Accelerated amortization of prepaid assets	240
Impairment of affordable housing investment	144

Noninterest expense items	$1,209

Columbiana net loan charge-offs in interim period	$803

Pending Acquisition

On October 12, 2005 the Company announced the signing of a definitive agreement to acquire Crockett County Bancshares of Bells, Tennessee. Crockett County Bancshares is the parent of Bells Banking Company which has approximately $32 million in total assets. The Company will pay approximately $7.4 million in cash for all outstanding shares of Crockett County Bancshares. The transaction is subject to the approval of the stockholders of Crockett County Bancshares and banking regulators and is expected to close in the second quarter of 2006.

FIRST M & F CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3:  Earnings Per Share

	Three Months Ended March 31

(Dollars in thousands, except per share data)	2006	2005

Net income	$3,270	$3,198

Weighted average shares outstanding	4,496,771	4,499,048
Add dilutive effect of share-based compensation instruments	16,299	14,024

Adjusted dilutive shares outstanding	4,513,070	4,513,072

Earnings per share:
Basic	$.73	$.71
Diluted	$.73	$.71

Stock options and stock awards not included in adjusted shares due to anti-dilutive effect	1,206	334

Note 4: Loans

The composition of the loan portfolio is shown in the table below:

	March 31		December 31 2005

(Dollars in thousands)	2006	2005

Commercial, financial and agricultural	$161,215	$130,732	$151,599
Non-residential real estate	578,475	431,286	509,986
Residential real estate	220,115	214,965	201,086
Home equity loans	40,966	25,832	26,080
Consumer loans	50,048	43,869	41,457
Other loans	4,879	2,834	2,872

Total loans	$1,055,698	$849,518	$933,080

The following table is a summary of the activity in the Allowance for Loan Losses for the first three months of 2006 and 2005.

	Three Months Ended March 31

(Dollars in thousands)	2006	2005

Balance at January 1	$12,449	$11,619
Allowance from acquisition	2,030	—
Loans charged off	(424)	(855)
Recoveries	174	141

Net charge-offs	(250)	(714)

Provision for loan losses	953	871

Balance at March 31	$15,182	$11,776

FIRST M & F CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 5:  Goodwill and Other Intangible Assets

Following is a summary of intangible assets, net of accumulated amortization, included in the Consolidated Statements of Condition:

(Dollars in thousands)	Goodwill	Core Deposits	Customer Renewal Lists	Noncompete Agreements

Balance at December 31, 2004	$16,348	$—	$262	$151
Amortization expense	—	—	(7)	(7)

Balance at March 31, 2005	$16,348	$—	$255	$144

Balance at December 31, 2005	$16,348	$—	$234	$124
Addition due to acquisition	14,487	4,834	—	—
Amortization expense	—	(32)	(6)	(7)

Balance at March 31, 2006	$30,835	$4,802	$228	$117

Amortization expense related to intangible assets is expected to be $117 thousand for the remainder of 2006. Amortization expense is expected to be $162 thousand per year for the years 2007 through 2009, $148 thousand for the year 2010 and $135 thousand in 2011.

Note 6:  Variable Interest Entity And Borrowing Arrangements

The following is a summary of other borrowings at March 31, 2006 and 2005:

(Dollars in Thousands)	2006	2005

Company’s line of credit in the amount of $15,000,000, maturing in May 2009; secured by approximately 29% of the Bank’s common stock; interest payable quarterly at .75% below the lender’s base rate	$5,341	$2,641
Bank’s advances from Federal Home Loan Banks, net of unamortized purchase accounting adjustments of $145 and $0	149,178	88,813
Other note payable of M&F Insurance Group, Inc.	40	—

	$154,559	$91,454

Company’s junior subordinated debentures, interest payable quarterly at 6.44% through March 2011, payable quarterly at 90-day LIBOR plus 1.33% through March 2036; redeemable after March 2011	$30,928	—

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

In February 2006 the Company issued $30.928 million in fixed/floating rate junior subordinated deferrable interest debentures to First M&F Statutory Trust I. The Company received $30.000 million in cash and $928 thousand of common securities from the Trust. The debentures mature in March 2036 and interest is payable quarterly.

First M&F Statutory Trust I is a variable interest entity. A determination has been made that the Company, since its equity interest is not at risk, is not the primary beneficiary and therefore, the Trust is not consolidated with the Company’s financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 7:  Pension and Other Employee Benefit Plans

As discussed in Note 10 to the December 31, 2005 financial statements, the Bank has a defined benefit pension plan covering substantially all full time employees of the Bank and its subsidiaries. The following is a summary of the components of net periodic benefit costs for the three month periods ended March 31, 2006 and 2005:

	Three Months Ended March 31

(Dollars in Thousands)	2006	2005

Service cost	$—	$—
Interest cost	114	116
Expected return on plan assets	(127)	(126)
Amortization of transition asset	(2)	(2)
Amortization of prior service costs	(9)	(9)
Recognized actuarial (gain) loss	66	55

Net pension cost	$42	$34

The Company did not make any contributions to the pension plan during the first quarters of 2005 and 2006. The Company expects to make contributions of approximately $300 thousand during 2006.

Other liabilities on the Consolidated Statements of Condition include an accrued benefit liability of $3.415 million at March 31, 2006 and December 31, 2005 and for $2.935 million at March 31, 2005 related to the unfunded minimum liability of the Company’s defined benefit pension plan.

The Company made no contributions to the ESOP and $92 thousand in matching contributions to the 401k plan during the first quarter of 2006. The Company made $75 thousand in contributions to the ESOP and $88 thousand in matching contributions to the 401k plan for the first quarter of 2005.

Note 8:  Share-based Compensation

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

Note 8:  (Continued)

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

	Three Months Ended March 31

(Dollars in thousands, except per share data)	2006	2005

Net income, as reported	$3,270	$3,198
Add: Stock option expense recognized, net of taxes	3	—
Restricted stock award expense recognized, net of taxes	45	—
Less: Total stock option expense determined under the fair value method, net of taxes	3	2
Restricted stock award expense, net of taxes	45	—

Pro forma net income	$3,270	$3,196

Earnings per share:
Basic – as reported	$.73	$.71
Basic – pro forma	$.73	$.71
Diluted – as reported	$.73	$.71
Diluted – pro forma	$.73	$.71

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option pricing model.

The following table is a summary of outstanding options and weighted average exercise prices.

	Three Months Ended March 31

	2006		2005

(Dollars in Thousands)	Number	Price	Number	Price

January 1	119,685	$30.14	126,185	$30.16
Exercised	(3,204)	26.60	(2,500)	26.60
Expired	—	—	(3,000)	30.46
Granted	—	—	—	—

March 31	116,481	$30.51	120,685	$30.22

Exercisable at March 31, 2006	107,781	$30.33
Available for additional grant at March 31, 2006	200,000

The Company estimates a forfeiture rate of 9.45% (1.89% annual rate) for stock options issued to employees and a forfeiture rate of 5.45% (1.09% annual rate) for stock options issued to directors in determining net compensation costs that are recognized beginning with the third quarter of 2005 and prospectively.

In August 2005 the Company issued 38,383 restricted stock awards at a grant date fair value of $34.15 to certain senior officers of the Company. Substantially all of the shares vest in seven (7) years and are potentially forfeitable until the vesting date. Additionally the shares include a performance condition that may accelerate vesting at the achievement of a diluted earnings per share and net income target. Non-achievement of the performance condition during the seven (7) year vesting period would not prevent vesting of the shares. In December 2005 the Company issued 18,500 restricted stock awards at a grant date fair value of $33.71 to certain senior and executive officers of the Bank. 12,500 of the shares vest in seven (7) years with 3,000 shares vesting in five (5) years and 3,000 shares vesting in three (3) years. The share awards issued in December have the same potential acceleration criteria as the awards issued in August. At March 31, 2006 there was $1.770 million in unrecognized compensation cost. The Company estimates that 4.00% (.57% annual rate) of the nonvested shares will be forfeited in determining net compensation expenses recognized.

FIRST M & F CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 9: Subsequent Event

On April 21, 2006 the Company announced that it would transact a 2-for-1 stock split in the form of a 100% stock dividend. The record date of the stock split is May 1, 2006 and the payment date will be May 15, 2006.

Report of Independent Registered Public Accounting Firm

The Board of Directors
First M & F Corporation
Kosciusko, Mississippi

We have reviewed the accompanying consolidated statements of condition of First M & F Corporation and subsidiary as of March 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the three-month periods ended March 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of condition of First M & F Corporation and subsidiary as of December 31, 2005, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein) and in our report dated February 3, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of condition as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.

/s/  Shearer, Taylor & Co., P.A.

Ridgeland, Mississippi
May 3, 2006

FIRST M & F CORPORATION

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Financial Summary

Net income for the first quarter of 2006 was $3.270 million, or $.73 basic and diluted earnings per share as compared to $3.198 million, or $.71 basic and diluted earnings per share for the same period in 2005 and $3.065 million or $.68 basic and diluted earnings per share for the fourth quarter of 2005. Major factors contributing to the increased earnings were (1) strong loan growth throughout 2005 combined with solid deposit growth in the fourth  quarter of 2005,  (2) a stable net interest margin during  2005 and the first quarter of 2006 despite a difficult rate environment and (3) the acquisition and integration of Columbiana Bancshares, Inc. and its bank subsidiary, First National Bank of Shelby County.

FIRST M & F CORPORATION

Highlights for the first three months of 2006 and 2005 are as follows:

•	Return on assets for the first three months of 2006 was .94% while the return on equity was 11.05%. Return on assets for the first three months of 2005 was 1.09% and return on equity was 11.20%.
•	The largest contributors to year-over-year loan growth were DeSoto County, Madison County, Jackson, MS and Memphis, TN and the acquisition of First National Bank of Shelby County.
•	Nonperforming loans were .40% of total loans at March 31, 2006 with annualized net charge-offs as a percentage of average loans at .10% for the first three months of 2006.
•	Completed construction on a banking location in Madison, Mississippi, scheduled to open in April, 2006
•	Acquired Columbiana Bancshares, Inc. and its subsidiary, First National Bank of Shelby County and merged them into the Company and M&F Bank, respectively
•	Issued $30 million in Trust Preferred securities in February, 2006

FIRST M & F CORPORATION

The following table shows the quarterly net loan, non-interest bearing deposit, and interest bearing deposit growth for the last five quarters.

(Net change, in thousands)

Quarter	Loans	Non-Interest Bearing Deposits	Interest Bearing Deposits

1st Qtr 2005	$17,032	$(1,597)	$85,207
2nd Qtr 2005	26,368	(157)	(6,370)
3rd Qtr 2005	49,397	11,978	(16,176)
4th Qtr 2005	7,797	16,237	7,285
1st Qtr 2006	122,619	28,328	164,996
1st Qtr 2006 adj.	22,173	(2,200)	56,444

1st Qtr adj. is the first quarter growth exclusive of acquisition balances

The following table shows the quarterly net interest income, loan loss accruals, non-interest income and non-interest expense amounts for the last five quarters.

(Net amount, in thousands)

Quarter	Net Interest Income	Loan Loss Accruals	Non-Interest Income	Non-Interest Expense

1st Qtr 2005	$10,677	$871	$4,105	$9,209
2nd Qtr 2005	10,935	818	4,015	9,638
3rd Qtr 2005	11,101	767	4,466	9,924
4th Qtr 2005	11,775	690	3,815	10,370
1st Qtr 2006	12,511	953	4,283	10,993

The following table shows the components of diluted earnings per share for the last five quarters:

	1st Qtr 2006	4th Qtr 2005	3rd Qtr 2005	2nd Qtr 2005	1st Qtr, 2005

Net interest income	$2.77	$2.61	$2.47	$2.42	$2.37
Loan loss expense	.21	.15	.17	.18	.19
Noninterest income	.95	.85	.99	.89	.91
Noninterest expense	2.43	2.30	2.21	2.14	2.05

Net income before taxes	1.08	1.01	1.08	.99	1.04
Income taxes	.35	.33	.35	.32	.33

Net income	$.73	$.68	$.73	$.67	$.71

FIRST M & F CORPORATION

The following table shows performance ratios for the last five quarters:

	1st Qtr 2006	4th Qtr 2005	3rd Qtr 2005	2nd Qtr 2005	1st Qtr 2005

Net interest margin	4.11%	4.26%	4.15%	4.17%	4.13%
Efficiency ratio	64.28	65.20	62.46	63.12	60.94
Return on assets	.94	.98	1.08	1.02	1.09
Return on equity	11.05	10.45	11.28	10.60	11.20
Noninterest income to avg. assets	1.24	1.22	1.47	1.34	1.40
Noninterest income to revenues (1)	25.04	23.99	28.11	26.30	27.17
Noninterest expense to avg assets	3.17	3.32	3.27	3.23	3.14
Salaries and benefits to total noninterest expense	57.15	58.15	60.07	57.32	56.72
Contribution margin (2)	63.27	62.09	62.48	63.82	65.43
Nonperforming loans to loans	.40	.20	.22	.29	.35
Annualized net charge offs as a percent of average loans	.10	.28	.28	.15	.34

(1)	Revenues equal tax-equivalent net interest income before loan loss expense, plus noninterest income.
(2)	Contribution margin equals revenues minus salaries & benefits, divided by revenues.

The following table shows revenue related performance statistics for the last five quarters:

(Amounts in thousands)

	1st Qtr 2006	4th Qtr 2005	3rd Qtr 2005	2nd Qtr 2005	1st Qtr 2005

Mortgage originations	$14,054	$13,080	$18,889	$14,282	$10,352
Commissions from annuity sales	41	42	70	115	97
Trust revenues	99	83	63	75	56
Retail investment revenues	59	49	52	42	64
Revenues per FTE employee	33	33	34	33	33
Agency commissions per agency FTE employee (1)	21	20	21	20	18

(1)	Agency commissions are property, casualty, life and health commissions produced by the insurance agency personnel.

The following table shows additional statistics for the Company at the end of the last five quarters:

	1st Qtr 2006	4th Qtr 2005	3rd Qtr 2005	2nd Qtr 2005	1st Qtr 2005

Full-time equivalent employees	541	472	477	463	466
Number of noninterest-bearing deposit accounts	36,498	32,273	32,036	31,900	31,745
Noninterest-bearing deposit accounts, adjusted for acquisition	32,849

FIRST M & F CORPORATION

Net Interest Income

Net interest income before loan loss expenses for the first quarter of 2006 was $12.511 million as compared to $11.775 million for the fourth quarter of 2005 and $10.677 million for the first quarter of 2005. Earning asset yields increased by 69  basis points from 5.97% in the first quarter of 2005 to 6.66% in the first quarter of 2006. Liability costs increased by 81  basis points from 2.13% in the first quarter of 2005 to 2.94% in the first quarter of 2006. This caused the spread between earning asset yields and liability costs to decrease by 12 basis points from the first quarter of 2005. However, the net interest margin dropped by 2  basis points for the same periods. This smaller decrease was the result of organic loan and noninterest-bearing deposit growth as well as loan and deposit growth arising from the Company’s acquisition in mid-February of Columbiana Bancshares/FNB of Shelby County. Average loans as a percent of average earning assets  were 84.65% in the first quarter of 2006 up from  79.16% in the first quarter of 2005. Average interest-bearing liabilities as a percent of average earning assets increased from 86.12% in the first quarter of 2005 to 86.67% in the first quarter of 2006. Average noninterest-bearing deposits grew by 30.27% from the first quarter of 2005 to the first quarter of 2006. Average noninterest-bearing deposits as a percent of average earning assets also increased, from 12.79% in the first quarter of 2005 to 14.23% in the first quarter of 2006. The acquisition of FNB of Shelby County increased average loans and deposits for the quarter by $46.3 million and $64.8 million respectively.  Noninterest-bearing deposits were increased by the merger by $13.6 million on average.

The interest rate environment continues to present a challenge as the yield curve has remained flat.  The effect of this trend has been exacerbated by a very competitive market for interest-bearing deposits, generally on the short end of the yield curve, and for fixed-rate loans which generally fall on the longer end of the yield curve. Deposit costs have increased from 1.88% for the first quarter of 2005 to 2.61% for the first quarter of 2006 while loan yields have increased from 6.39% to 7.15% for the same periods.

The following table shows the components of the net interest margin for the first quarters of 2006 and 2005 and the fourth quarter of 2005:

	1st Quarter, 2006	Yields/Costs 4th Quarter, 2005	1st Quarter, 2005

Interest bearing bank balances	5.00%	7.47%	2.90%
Federal funds sold	3.88	3.87	2.31
Taxable investments	4.47	4.27	4.06
Tax-exempt investments	6.25	6.38	6.47
Loans held for sale	3.32	3.83	3.53
Loans held for investment	7.15	7.01	6.39

Earning asset yield	6.66	6.62	5.97
Interest checking	1.48	1.48	1.23
Money market deposits	1.54	1.50	.93
Savings	2.01	2.06	1.56
Certificates of deposit	3.57	3.30	2.59
Short-term borrowings	5.03	4.11	3.87
Other borrowings	4.51	4.15	3.74

Cost of interest-bearing liabilities	2.94	2.76	2.13

Net interest spread	3.72	3.86	3.84
Effect of non-interest bearing deposits	.41	.38	.27
Effect of leverage	(.02)	.02	.02

Net interest margin, tax-equivalent	4.11	4.26	4.13
Less: Tax equivalent adjustments:
Investments	.09	.10	.11
Loans	.01	.01	.01

Reported book net interest margin	4.01%	4.15%	4.01%

FIRST M & F CORPORATION

The following table shows average balance sheets for the first quarters of 2006 and 2005 and the fourth quarter of 2005:

(Amounts in thousands)

	1st Quarter, 2006	4th Quarter, 2005	1st Quarter, 2005

Interest bearing bank balances	$9,594	$2,957	$9,108
Federal funds sold	24,628	1,536	20,379
Taxable investments	160,714	140,641	128,116
Tax-exempt investments	49,440	49,847	51,062
Loans held for sale	8,411	6,352	13,272
Loans held for investment	994,364	934,368	842,999

Earning assets	1,247,151	1,135,701	1,064,936
Other assets	139,127	115,427	109,099

Total assets	$1,386,278	$1,251,128	$1,174,035
Interest checking	220,101	189,590	197,779
Money market deposits	124,673	121,868	123,182
Savings deposits	90,198	82,406	86,344
Certificates of deposit	460,119	413,030	387,500
Short-term borrowings	9,198	21,838	16,092
Other borrowings	176,658	144,510	106,252

Interest-bearing liabilities	1,080,947	973,242	917,149

Noninterest-bearing deposits	177,427	151,497	136,200
Other liabilities	9,485	9,097	6,439
Stockholders’ equity	118,419	117,292	114,247

Liabilities and stockholders’ equity	$1,386,278	$1,251,128	$1,174,035
Loans to earning assets	79.73%	82.27%	79.16%
Loans to assets	71.73%	74.68%	71.80%
Earning assets to assets	89.96%	90.77%	90.71%
Noninterest-bearing deposits to assets	12.80%	12.11%	11.60%
Equity to assets	8.54%	9.37%	9.73%

Management believes that the Federal Reserve will continue to raise short-term interest rates for the foreseeable future. However, management believes that market rates will continue to increase steadily rather than sharply, which should provide opportunities for rebalancing asset and liability mix and durations as needed to allow for the reasonable management of future net interest margins.

Provision for Loan Losses

The accrual for the provision for loan losses for the first quarter of 2006 was $953 thousand as compared to $871 thousand for the first quarter of 2005. The allowance for loan losses as a percentage of loans was 1.44% at March 31, 2006, 1.33% at December 31, 2005, and 1.39% at March 31, 2005. Net charge-offs were $249 thousand in the first quarter of 2006 as compared to $713 thousand for the first quarter of 2005.

Nonperforming loans as a percentage of loans increased to .40% at March 31, 2006 from .20% at December 31, 2005 and .35% at March 31, 2005. Excluding the effect of the first quarter acquisition and merger into M&F Bank of FNB of Shelby County, nonperforming loans as a percentage of loans for the first quarter of 2006 increased .05% from the fourth quarter of 2005 and decreased by .10% compared to the first quarter of 2005. Management believes that these changes represent a  positive trend in loan quality which should improve further as the acquisition is fully integrated.Management stratifies and reviews certain sectors of the portfolio to detect if there are weaknesses related to economic, environmental or other customer-specific factors. The Company’s loan review personnel also monitor portfolios by geographic sector to address local credit issues expeditiously.

FIRST M & F CORPORATION

Non Interest Income

Noninterest income, excluding securities transactions, for the first quarter of 2006 was $4.285 million as compared to $4.105 million for the same period in 2005. Deposit revenues improved by 32.7% as overdraft fee revenues increased by 37.9% compared to the first quarter of 2005.  Monthly service and activity fee charges increased by 3.127% in the first quarter as compared to the same period in 2005. These increases occurred in part because of the increase in service charge on savings by 3.46% from 2005 to 2006. Debit card and ATM transaction volumes continued to increase, providing a 44.15% improvement in revenues for the first quarter of 2006 over the first quarter of 2005. Mortgage banking income increased by 56.08% for the first quarter of 2006 as compared to the first quarter of 2005. Agency commission income increased by $19 thousand for the first quarter of 2006 from the first quarter of 2005.  Fiduciary and brokerage income increased by $38 thousand for the first quarter of 2006 from the first quarter of 2005.. Significant items in other income during the first three months of 2006 and 2005 were (1) profit-sharing revenues in the insurance agencies of $114 thousand in 2006 and $454 thousand in 2005, (2) Trust Department income increased by $50 thousand and  (3) losses on sales of foreclosed properties of $190 thousand in 2006 and $65 thousand in 2005.

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

Non Interest Expense

Noninterest expenses were up by 19.37% in the first quarter of 2006 as compared to the same period in 2005. Salary and benefit expenses produced the largest increases with a 20.28% increase in the first quarter of 2006 over the same period in 2005.  The average number of full-time equivalent employees was 512 at March 31, 2006 as compared to 462 at March 31, 2005. The year-over-year increases were mainly due to the Company’s mid-February acquisition of Columbiana Bancshrares.  Other significant increases occurred in retail branch positions as the Company staffed new branch locations.

The business expansion efforts during 2005 and 2006 also produced an increase in related occupancy expenses. This resulted in an 18.7% or $112 thousand  increase in occupancy expense in the first quarter of 2006 over the first quarter of 2005.

The Company also incurred non-recurring merger-related expenses in the first quarter as a result of the acquisition of Columbiana Bancshares of approximately $300 thousand.  The after tax effect of these charges reduced earnings by approximately $.04 per share.

Income Taxes

Income tax expense for the first three months of 2006 was up by 4.452% over the first three months of 2005. Pre-tax earnings for the first three months of 2006 were up by 3.10% over the same period in 2005.  The effective tax rates for the first three months of 2006 and 2005 were 32.43% and 32.01% respectively

FIRST M & F CORPORATION

Assets and Liabilities

Assets were up by 25.48% in the first three months of 2006 as compared to the first three months of 2005. Total assets were up by 17.60% from December 31, 2005.  Approximately 60% of the growth in assets since the first quarter of 2005 and 82% of the growth since the end of the fourth quarter came from the Alabama acquisition. Investments increased by 21.22% as compared to March 31, 2005 and by 29.92% as compared to December 31, 2005. All of the increase over the prior year quarter can be attributed to the Alabama acquisition. Loans grew by 13.14% during the first three months of 2006, and were up by 24.27% from March 31, 2005. Loans grew by 2.05% during the first quarter of 2005.  Excluding the Alabama acquisition, loans grew by approximately 2.21% in the first three months of 2006 and by 12.26% since the first quarter of 2005. Loan growth in 2006 has occurred primarily in commercial and in real estate-secured commercial credits. Management expects that commercial real estate loans as well as other commercial operating loans will provide most of the loan growth for the remainder of 2006. Loans as a percent of total assets were 70.85% at March 31, 2006 as compared to 73.64% at December 31, 2005 and 71.54% at March 31, 2005. Management believes that one of the keys to the Company’s future success will be to continue to expand into markets that are vital economically and can provide high loan demand.

The following table shows loans held for investment by type as of March 31, 2006, December 31, 2005, and March 31, 2005.

	March 31, 2006	December 31, 2005	March 31, 2005

Commercial real estate	$578,475	$509,986	$431,286
Residential real estate	220,115	201,086	214,965
Home equity lines	40,966	26,080	25,832
Commercial, financial and agricultural	161,215	151,599	130,732
Consumer	50,048	41,457	43,869
Other loans	4,879	2,872	2,834

Total	$1,055,698	$933,080	$849,518

Mortgages held for sale	$1,960	$2,539	$2,247
Student loans held for sale	5,469	3,165	12,115

The following table shows the balances of loans at Columbiana Bancshares on the date of acquisition.

February 17, 2006

Commercial real estate	$48,625
Residential real estate	17,203
Home equity lines	16,198
Commercial, financial and agricultural	6,227
Consumer	10,131
Other loans	2,061

Total	$100,445

Deposits increased by 19.86% during the first three months of 2006. Deposits grew by $193.324 million with $164.996 million being in interest bearing deposits. $44.190 million of the growth was due to growth in public funds, half of which came from the Company’s acquisition of First National Bank of Shelby County.   Deposits grew by 9.53% during the first three months of 2005. Excluding the first quarter, 2006 acquisition, deposits grew by $53 million or approximately 5.50% in the first three months of 2006.  Deposits grew by $83.610 million in the first quarter of 2005 with public funds deposits contributing $64.585 million of that increase. Much of the public funds growth occurred in the first quarter of 2005 primarily in NOW and MMDA balances with one large relationship providing over half of that growth. The large growth in public funds deposits is a natural trend that occurs during the early months of the year as tax receipts are collected. The funds generally move out during the summer months as spending occurs. Management’s strategic initiative is to build the core customer deposit base and rely less on borrowed funds as a primary source of liquidity. However, when borrowed funds are less costly than time deposits, the Company will still look to those sources to help maintain the spread between the yield on earning assets and the cost of funds.

FIRST M & F CORPORATION

The following table shows the deposit mix as of March 31, 2006, December 31, 2005, and March 31, 2005.

	March 31, 2006	December 31, 2005	March 31, 2005

Noninterest-bearing demand	$192,517	$164,189	$136,131
NOW deposits	235,018	192,792	228,440
Money market deposits	134,685	115,509	124,984
Savings deposits	98,422	82,512	87,250
Certificates of deposit	475,450	397,835	373,765
Brokered certificates of deposit	30,903	20,834	10,304

Total	$1,166,995	$973,671	$960,874

The following table shows the mix of deposits at Columbiana Bancshares on the date of acquisition.

February 17, 2006

Noninterest-bearing demand	$30,528
NOW deposits	35,331
Money market deposits	5,428
Savings deposits	15,784
Certificates of deposit	43,244
Brokered certificates of deposit	8,765

Total	$139,080

Public funds deposits included in above totals	$21,993

The following table shows the mix of public funds deposits as of March 31, 2006, December 31, 2005, and March 31, 2005.

	March 31, 2006	December 31, 2005	March 31, 2005

Noninterest-bearing demand	$8,492	$4,331	$4,187
NOW deposits	108,101	84,539	120,538
Money market deposits	37,981	28,772	33,294
Savings deposits	456	241	307
Certificates of deposit	53,338	47,137	66,736
Brokered certificates of deposit	1,270	428	94

Total	$209,638	$165,448	$225,156

Other borrowings increased by $6 million during the first quarter of 2006 after increasing by $57 million since the first quarter of 2005.  The increases were utilized to fund loan growth and to retire the parent company debt of Columbiana Bancshares upon its merger with the Company.  In February, 2006 the Company formed First M&F Statutory Trust I for the purpose of issuing corporation-obligated mandatory redeemable capital securities to third-party investors and investing the proceeds from the sale of the capital securities in floating rate junior debentures of the Company.  The $30 million in proceeds were used to fund the acquisition on February 17, 2006 of Columbiana Bancshares, Inc.  The 30 year junior subordinated debentures pay interest quarterly at a rate of 6.44% fixed for five years, converting then to floating at a rate equal to three month LIBOR plus 133 basis points.  These junior subordinated debentures qualify with certain limitations as Tier 1 capital for regulatory purposes.

FIRST M & F CORPORATION

Equity

The Company’s and Bank’s regulatory capital ratios at March 31, 2006, as shown below are in excess of the minimum requirements and qualify the institution as “well capitalized” under the risk-based capital regulations.

	First M & F Corporation		M & F Bank

	Amount	Ratio	Amount	Ratio

Actual:
Total risk-based capital	$129,910	11.20%	$133,022	11.49%
Tier 1 capital	115,400	9.95%	118,538	10.24%
Leverage	115,400	8.54%	118,538	8.78%
For Capital Adequacy Purposes:
Total risk-based capital	92,807>	8.00%	92,638>	8.00%
Tier 1 capital	46,403>	4.00%	46,319>	4.00%
Leverage	54,083>	4.00%	54,023>	4.00%
To Be Well Capitalized Under Prompt
Corrective Action Provisions:
Total capital			115,798>	10.00%
Tier 1 capital			69,479>	6.00%
Leverage			67,529>	5.00%

The Company repurchased 10,000 shares during the first three months of 2005 at an average price of $34.23 per share.  The Company also issued 2,500 shares upon the exercise of stock options during the first quarter of 2005 at an average exercise price of $26.60 per share.  The Board authorized a new stock purchase plan in May, 2005 for the purchase of up to 10,000 shares per month through May, 2006.  No shares were repurchased during the first quarter of 2006.  The Company issued 3,204 shares upon the exercise of options in the first quarter of 2006.

Interest Rate Risk and Liquidity Management

Responsibility for managing the Company’s program for controlling and monitoring interest rate risk and liquidity risk and for maintaining income stability, given the Company’s exposure to changes in interest rates, is vested in the asset/liability committee. Appropriate policy and guidelines, approved by the board of directors, govern these actions. Monitoring is primarily accomplished through monthly reviews and analysis of asset and liability repricing opportunities, market conditions and expectations for the economy. Cash flow analyses are also used to project short-term interest rate risks and liquidity risks. Management believes, at March 31, 2006, there is adequate flexibility to alter the current rate and maturity structures as necessary to minimize the exposure to changes in interest rates, should they occur. The Company is currently in a virtually neutral gap position for assets and liabilities repricing within the next year. This generally means that for assets and liabilities maturing and repricing within the next 12 months, the Company is positioned for the same amount of assets to mature and reprice  as liabilities.

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

The adequacy of the allowance for loan losses is monitored quarterly with provision accruals approved by the Board. Allowance adequacy is dependent on loan classifications by external examiners as well as by internal loan review personnel, past due loans, loan growth and loss history. The allowance as a percentage of loans at March 31, 2006 is comparable to other peer banks.

The following table shows non-performing loans and other assets of the Company:

(Amounts in thousands)

	March 31 2006	December 31 2005	March 31 2005

Nonaccrual loans	$3,187	$1,403	$2,083
Past due 90 days or more and still accruing interest	1,030	510	917

Total non-performing loans	4,217	1,913	3,000
Other real estate	3,951	3,042	3,926

Total non-performing assets	$8,168	$4,955	$6,926

Ratios:
Non-performing loans to loans	.40%	.20%	.35%
Non-performing assets to assets	.55%	.39%	.58%

Off-Balance Sheet Arrangements

The Company’s primary off-balance sheet arrangements are in the form of loan commitments and operating lease commitments. At March 31, 2006 the Company had $185.096 million in unused loan commitments outstanding. Of these commitments, $95.017 million mature in one year or less. Lines of credit are established using the credit policy of the Company concerning the lending of money.

Letters of credit are used to facilitate the borrowers’ business and are usually related to the acquisition of inventory or of assets to be used in the customers’ business. Letters of credit are generally secured and are underwritten using the same standards as traditional commercial loans. Most standby letters of credit expire without being presented for payment. However, the presentment of a standby letter of credit would create a loan receivable from the Bank’s loan customer. The Bank’s asset-based lending subsidiary uses commercial letters of credit to facilitate the purchase of inventory items by its customers. There were $40 thousand in commercial letters of credit outstanding at the end of the first quarter. At March 31, 2006 the Company had $27.178 million in financial standby letters of credit issued and outstanding.

A liability of $153 thousand is recognized in Other Liabilities at March 31, 2006 related to the obligation to stand ready to perform related to standby letters of credit.

FIRST M & F CORPORATION

The Company makes commitments to originate mortgage loans that will be held for sale. The total commitments to originate mortgages to be held for sale were $13.577 million at March 31, 2006. These commitments are accounted for as derivatives and are marked to fair value with changes in fair value recorded in other income.  At March 31, 2006 mortgage origination-related derivatives with positive fair values of $24 thousand were included in other assets and derivatives with negative fair values of $57 thousand were included in other liabilities.

The Company also engages in forward sales contracts with mortgage investors to purchase mortgages held for sale. Those forward sale agreements that have a determined price and expiration date are accounted for as derivatives and marked to fair value through other income. At March 31, 2006 the Company had $4.524 million in locked forward sales agreements in place. Forward sale-related derivatives with positive fair values of $54 thousand were included in other assets and derivatives with negative fair values of $4 thousand were included in other liabilities.

In the ordinary course of business the Company enters into rental and lease agreements to secure office space and equipment. The Company has a variety of lease agreements in place, all of which are operating leases. The largest lease obligations are for office equipment and mainframe computer systems.

The following table summarizes the obligations of the Company:

(Amounts in thousands)

	Payments Due by Period

Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years

Long-term debt	$142,559	$16,403	$56,446	$45,573	$24,137
Junior subordinated debentures	30,928	—	—	—	30,928
Capital lease obligations	—	—	—	—	—
Operating leases	3,172	1,273	1,532	299	68
Purchase obligations	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—

Total	$176,659	$17,676	$57,978	$45,872	$55,133

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

The estimate of fair value is dependent on such assumptions as: (1) future cash flows determined from the budget, strategic plan, and forecasts of growth, and (2) discount rates and earnings multiples used to determine the present value of those cash flows. Management uses a model similar to those used to evaluate potential mergers and acquisitions. Annual testing of the goodwill asset has resulted in no impairment charges.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement generally requires retrospective application to prior periods’ financial statements of changes in accounting principle, whereas under APB Opinion No. 20 the cumulative effect of a change in accounting principle was included in net income of the period in which the change was made. This Statement also requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle, and therefore, accounted for prospectively. This Statement carries forward the guidance in APB Opinion No. 20 related to corrections of errors. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 on January 1, 2006.

In November 2005, the FASB issued FASB Staff Position Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This pronouncement relates to determining when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. This pronouncement (1) nullifies paragraphs 10 – 18 of EITF Issue No. 03-1 related to determining when an impairment is other-than-temporary, (2) carries forward the requirements of paragraphs 8 and 9 of Issue 03-1 with respect to cost-method investments, (3) carries forward the disclosure requirements included in paragraphs 21 and 22 of Issue 03-1 and related examples and (4) references existing other-than-temporary impairment guidance as a replacement to the specific guidance originally given in paragraphs 10 – 18 of EITF Issue No. 03-1. The provisions of this FSP are to be applied to reporting periods beginning after December 15, 2005. The Company adopted FSP FAS 115-1 and FAS 124-1 on January 1, 2006.

FIRST M&F CORPORATION

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market risk reflects the risk of economic loss resulting from changes in interest rates and market prices. This risk of loss can be reflected in either reduced potential net interest income in future periods or diminished market values of financial assets.

The Company’s market risk arises primarily from interest rate risk, which the asset/liability management committee monitors and manages on a monthly basis. The committee manages the interest rate risks inherent in the loan, investment, deposit and borrowing portfolios of the institution. The asset/liability management committee determines the risk profile of the Company and determines strategies to maintain interest rate sensitivity at a low level. As of March 31, 2006, the institution was in a virtually neutral repricing gap position.

Interest rate shock analysis shows that the Company will experience a 2.22% decrease over 12 months in its net interest income with an immediate and sustained 100 basis point decrease in interest rates. An immediate and sustained increase in rates of 100 basis points will result in a 1.73% increase in net interest income. Factors that influence the simulation results are (1) the assumption that floating-rate loans adjust approximately simultaneously with changes in general interest rates, (2) the assumption that core deposits such as NOW and MMDA accounts will have average lives much longer than their initial repricing periods, (3) that noninterest-bearing deposits are a stable, source of funds, and (4) the durations of mortgage-backed securities will extend during periods of rising rates and shorten during periods of falling rates.

An analysis of the change in market value of equity shows how an interest rate shock will affect the difference between the market value of assets and the market value of liabilities. With all financial instruments being stated at market value, the market value of equity will increase by 4.81% with an immediate and sustained decrease in interest rates of 100 basis points. The market value of equity will decrease by 5.93% with an immediate and sustained increase in interest rates of 100 basis points. The floating-rate loans have an offsetting effect on the typical duration changes that are driven by the other fixed-rate earning assets. A stabilizing factor in the rising rate simulation is the positive effect of noninterest-bearing deposits and the decline in fair value of the long-term borrowings.

The Company had no hedging instruments in place at March 31, 2006.

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

As of March 31, 2006 (the “Evaluation Date”), the Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in the Exchange Act Rules.  Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are sufficiently effective to ensure that material information relating to the Company and required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. During the last quarter ended March 31, 2006 there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

There have been no material changes in the risk factors previously disclosed under Part I - Item 1A of the Company’s 2005 Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of common stock for the program in place during the first quarter of 2006:

Period	Total Number of Shares (or units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs

01/01/06 – 01/31/06 (1)	—	$—	—	40,000
02/01/06 – 02/28/06	—	—	—	30,000
03/01/06 – 03/31/06	—	—	—	20,000

(1)

On May 11, 2005 the Board authorized a program to repurchase up to 10,000 shares of common stock per month in the open market over a twelve month period beginning on May 15, 2005 and ending on May 14, 2006.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

None.

Item 5 – Other Information

None

FIRST M & F CORPORATION

Item 6 – Exhibits

Exhibit 3(A) – Articles of Incorporation, as amended. Filed as Exhibit 3 to the Company’s Form S-1 (File No. 33-08751) September 15, 1986, incorporated herein by reference.

Exhibit 3(B) – By-Laws, as amended. Filed as Exhibit 3-b to the Company’s Form S-1 (File No. 33-08751) September 15, 1986, incorporated herein by reference.

Exhibit 10(A) – First M&F Corporation 2005 Equity Incentive Plan. Filed as Appendix A to the Company’s Proxy Statement, March 15, 2005, incorporated herein by reference

Exhibit 10(B) – Merchants and Farmers Bank Profit and Savings Plan, as amended. Filed as Exhibit 10(B) to the Company’s Form 10-Q on August 9, 2005, incorporated herein by reference

Exhibit 11 – Computation of Earnings Per Share – See note 3 to the consolidated financial statements included in this report.

Exhibit 31 – Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit 32 – Section 1350 Certifications.

FIRST M & F CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST M & F CORPORATION

Date : May 10, 2006

BY:	/s/ Hugh S. Potts, Jr.	BY:	/s/ John G. Copeland

	Hugh S. Potts, Jr.		John G. Copeland
	Chairman of the Board and		Executive Vice President and
	Chief Executive Officer		Chief Financial Officer

FIRST M & F CORPORATION

EXHIBIT INDEX

3 (A)	Articles of Incorporation, as amended. Filed as Exhibit 3 to the Company’s Form S-1 (File No. 33-08751) September 15, 1986, incorporated herein by reference.

3 (B)	Bylaws, as amended. Filed as Exhibit 3-b to the Company’s Form S-1 (File No. 33-08751) September 15, 1986, incorporated herein by reference.

10(A)	First M&F Corporation 2005 Equity Incentive Plan. Filed as Appendix A to the Company’s Proxy Statement, March 15, 2005, incorporated herein by reference

10(B)	Merchants and Farmers Bank Profit and Savings Plan, as amended. Filed as Exhibit 10(B) to the Company’s Form 10-Q on August 9, 2005, incorporated herein by reference

11	Computation of Earnings Per Share – Filed herewith as note 3 to the consolidated financial statements.

31	Rule 13a-14(a) Certification of Hugh S. Potts, Jr., Chief Executive Officer and Rule 13a-14(a) Certification of John G. Copeland, Chief Financial Officer

32	Section 1350 Certification of Hugh S. Potts, Jr., Chief Executive Officer and Section 1350 Certification of John G. Copeland, Chief Financial Officer