Form 10-Q
period 2006-06-30
FIRST M&F CORP/MS
filed 2006-08-09
CIK 320387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

662-289-5121

(Registrant’s telephone number, including area code)

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

☒ Yes	☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes	☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $5 par value	9,020,926 Shares

Title of Class	Shares Outstanding at July 31, 2006

FIRST M & F CORPORATION

FORM 10-Q

FIRST M & F CORPORATION AND SUBSIDIARY

PART I: FINANCIAL INFORMATION

Item 1 – Financial Statements (Unaudited)

Consolidated Statements of Condition
(Unaudited)

	June 30
			December 31 2005
(Dollars in thousands)	2006	2005

Assets
Cash and due from banks	$60,516	$39,630	$56,398
Interest bearing bank balances	9,848	4,515	3,021
Federal funds sold	11,100	11,450	3,700
Securities available for sale, amortized cost of $244,788, $193,899 and $186,242	240,907	195,318	185,071
Loans held for sale	10,356	6,631	5,704
Loans, net of unearned income	1,080,146	875,886	933,080
Allowance for loan losses	(16,047)	(12,274)	(12,449)

Net loans	1,064,099	863,612	920,631

Bank premises and equipment	38,973	28,300	28,922
Accrued interest receivable	10,940	7,991	9,101
Other real estate	4,870	2,643	3,042
Goodwill	33,958	16,348	16,348
Other intangible assets	5,058	386	358
Bank owned life insurance	18,736	14,078	14,372
Other assets	23,958	16,950	20,450

	$1,533,319	$1,207,852	$1,267,118

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing deposits	$197,328	$135,974	$164,189
Interest-bearing deposits	1,007,390	818,373	809,482

Total deposits	1,204,718	954,347	973,671

Federal funds purchased and repurchase agreements	4,037	14,741	18,062
Other borrowings	160,877	114,120	148,534
Junior subordinated debt	30,928	—	—
Accrued interest payable	4,184	1,944	2,717
Other liabilities	8,075	7,760	6,736

Total liabilities	1,412,819	1,092,912	1,149,720

Noncontrolling interest in subsidiaries	21	1	21

Stockholders’ equity:
Preferred stock:
Class A; 1,000,000 shares authorized	—	—	—
Class B; 1,000,000 shares authorized	—	—	—
Common stock of $5.00 par value; 15,000,000 shares authorized: 9,020,926, 8,980,318 and 8,990,318 shares issued	45,105	44,902	44,952
Additional paid-in capital	29,745	29,159	29,391
Nonvested restricted stock awards	230	—	86
Retained earnings	49,681	41,536	45,531
Accumulated other comprehensive income (loss)	(4,282)	(658)	(2,583)

Total stockholders’ equity	120,479	114,939	117,377

	$1,533,319	$1,207,852	$1,267,118

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30

(Dollars in thousands, except per share data)	2006	2005	2006	2005

Interest income:
Interest and fees on loans	$19,823	$14,123	$37,583	$27,568
Interest on loans held for sale	131	149	201	266
Taxable investments	2,216	1,514	4,010	2,815
Tax-exempt investments	482	503	967	1,021
Federal funds sold	192	54	430	172
Interest bearing bank balances	128	47	248	113

Total interest income	22,972	16,390	43,439	31,955

Interest expense:
Deposits	7,320	4,309	13,167	8,049
Short-term borrowings	53	152	169	308
Other borrowings	1,795	994	3,547	1,986
Junior subordinated debt	504	—	745	—

Total interest expense	9,672	5,455	17,628	10,343

Net interest income	13,300	10,935	25,811	21,612
Provision for loan losses	1,004	818	1,957	1,689

Net interest income after provision for loan losses	12,296	10,117	23,854	19,923

Noninterest income:
Service charges on deposit accounts	2,724	2,214	4,987	3,919
Mortgage banking income	194	238	425	386
Agency commission income	974	1,026	1,924	1,957
Trust and brokerage income	171	117	329	237
Bank owned life insurance income	128	100	277	229
Securities gains (losses), net	(3)	—	(4)	—
Other income	610	320	1,143	1,392

Total noninterest income	4,798	4,015	9,081	8,120

Noninterest expenses:
Salaries and employee benefits	7,110	5,525	13,391	10,748
Net occupancy expenses	847	604	1,558	1,203
Equipment expenses	783	637	1,521	1,263
Software and processing expenses	364	281	673	572
Telecommunication expenses	277	182	485	381
Marketing and business development expenses	417	320	681	622
Intangible asset amortization	89	13	134	27
Other expenses	2,453	2,076	4,890	4,031

Total noninterest expenses	12,340	9,638	23,333	18,847

Income before income taxes and noncontrolling interests	4,754	4,494	9,602	9,196
Income taxes	1,502	1,446	3,074	2,951
Noncontrolling interest in earnings (losses) of subsidiaries, net of taxes of $1, $2, $4 and $1	1	3	7	2

Net income	$3,251	$3,045	$6,521	$6,243

Earnings per share:
Basic	$.36	$.34	$.73	$.69
Diluted	$.36	$.34	$.72	$.69

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30

(Dollars in thousands)	2006	2005	2006	2005

Net income	$3,251	$3,045	$6,521	$6,243
Other comprehensive income:
Change in unrealized gains (losses) on securities available for sale, net of tax of $547 and $330 for the three months ended June 30 and $1,013 and $532 for the six months ended June 30	(919)	555	(1,702)	(895)
Reclassification adjustment for (gains) losses on securities available for sale included in net income, net of tax of $1 and $0 for the three months ended June 30 and $2 and $0 for the six months ended June 30	2	—	3	—
Minimum pension liability adjustment, net of tax	—	—	—	—

Other comprehensive income	(917)	555	(1,699)	(895)

Total comprehensive income	$2,334	$3,600	$4,822	$5,348

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity
Six Months Ended June 30, 2006 and 2005
(Unaudited)

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Nonvested Restricted Stock Awards	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

January 1, 2005	$22,531	$29,587	$—	$60,113	$237	$112,468
Effect of stock split issued in the form of a 100% stock dividend on May 15, 2006	22,531	(4)	—	(22,527)	—	—

January 1, 2005, as adjusted	$45,062	$29,583	$—	$37,586	$237	$112,468
Net income	—	—	—	6,243	—	6,243
Cash dividends ($.26 per share)	—	—	—	(2,293)	—	(2,293)
8,000 common shares issued in exercise of stock options	40	66	—	—	—	106
40,000 common shares repurchased	(200)	(490)	—	—	—	(690)
Net change	—	—	—	—	(895)	(895)

June 30, 2005	$44,902	$29,159	$—	$41,536	$(658)	$114,939

January 1, 2006	$22,476	$29,340	$86	$68,058	$(2,583)	$117,377
Effect of stock split issued in the form of a 100% stock dividend on May 15, 2006	22,476	51	—	(22,527)	—	—

January 1, 2006, as adjusted	$44,952	$29,391	$86	$45,531	$(2,583)	$117,377
Net income	—	—	—	6,521	—	6,521
Cash dividends ($.26 per share)	—	—	—	(2,372)	—	(2,372)
30,608 common shares issued in exercise of stock options	153	280	—	—	—	433
Share-based compensation expense recognized		11	144	1		156
Tax benefits on stock option transactions	—	63	—	—	—	63
Net change	—	—	—	—	(1,699)	(1,699)

June 30, 2006	$45,105	$29,745	$230	$49,681	$(4,282)	$120,479

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30

(Dollars in thousands)	2006	2005

Cash flows from operating activities:
Net income	$6,521	$6,243
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	156	—
Depreciation and amortization	1,286	982
Provision for loan losses	1,957	1,689
Net investment amortization (accretion)	(154)	310
Net loan amortization and lower of cost or fair value adjustments	67	(84)
Capitalized dividends on FHLB stock	(179)	(98)
Net accretion of discount on time deposits	77	20
Net accretion of discount on debt	7	—
Loss on securities available for sale	4	—
Gain on loans held for sale	(44)	(165)
Other asset sales (gains)/losses	207	310
Earnings (loss) of noncontrolling interest	12	3
Deferred income taxes	(459)	(210)
(Increase) decrease in:
Accrued interest receivable	(943)	(866)
Cash surrender value of bank owned life insurance	(277)	(229)
Loans held for sale	(4,715)	5,770
Other assets	(255)	955
Increase (decrease) in:
Accrued interest payable	734	217
Other liabilities	(5)	1,910

Net cash provided by operating activities	3,997	16,757

Cash flows from investing activities:
Purchases of securities available for sale	(34,852)	(58,470)
Sales of securities available for sale	9,876	2,018
Maturities of securities available for sale	19,475	35,052
Redemptions of FHLB and FRB stock, net of purchases	1,311	1,112
Investment in First M&F Statutory Trust I	(928)	—
Net (increase) decrease in:
Interest bearing bank balances	2,408	589
Federal funds sold	3,707	(7,900)
Loans	(39,765)	(45,954)
Bank premises and equipment	(2,506)	(2,674)
Purchases of bank owned life insurance	(95)	(94)
Proceeds from sales of other real estate and other repossessed assets	1,457	1,470
Net cash paid in acquisition	(29,815)	—

Net cash used in investing activities	(69,727)	(74,851)

(Continued)

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30

(Dollars in thousands)	2006	2005

Cash flows from financing activities:
Net increase in deposits	$65,561	$77,064
Net increase (decrease) in short-term borrowings	(14,025)	(2,066)
Proceeds from other borrowings	30,100	31,000
Repayments of other borrowings	(40,828)	(45,758)
Proceeds from issuance of junior subordinated debt	30,928	—
Earnings distributions to noncontrolling interests	(12)	(15)
Cash dividends	(2,372)	(2,293)
Common shares issued	433	106
Common shares repurchased	—	(690)
Tax benefits on stock option transactions	63	—

Net cash provided by financing activities	69,848	57,348

Net increase (decrease) in cash and due from banks	4,118	(746)
Cash and due from banks at January 1	56,398	40,376

Cash and due from banks at June 30	$60,516	$39,630

Total interest paid	$16,810	$10,106
Total income taxes paid	4,234	1,961
Income tax refunds received	—	17
Transfers of loans to foreclosed property	2,124	1,484

Fair value of identifiable assets acquired	$211,603	$—
Goodwill recorded on Columbiana Bancshares acquisition	14,564	—
Goodwill recorded on Crockett County Bancshares acquisition	3,046
Cash paid for Columbiana Bancshares stock	(31,294)	—
Cash paid for Crockett County Bancshares Stock	(7,472)

Liabilities assumed in acquisitions	$190,447	$—

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

Note 2:  Acquisitions

On February 17, 2006, the Company acquired Columbiana Bancshares, Inc. of Columbiana, Alabama and its wholly owned subsidiary First National Bank of Shelby County. The acquisition executes part of a strategy of the Company to expand into Alabama and Tennessee. The attractiveness of the Birmingham and surrounding markets compels entrants to pay a premium to gain access to those markets, resulting in goodwill related to acquisitions of financial institutions with operations based there. The Company paid $31.294 million for all of the shares of Columbiana Bancshares. Included in the cash paid was a payment of $2.5 million to an escrow fund to settle contingent claims related to the legacy Columbiana Bancshares and First National Bank of Shelby County operations. Any remaining funds after settlements will be paid to the former Columbiana Bancshares stockholders. Results of operation include the revenues and expenses of the acquired operation from the acquisition date forward. The goodwill recognized is not deductible for income tax purposes. The core deposit intangible asset is being amortized over 15 years.

The cost of the acquisition and allocation of the purchase price are provided in the table below.

(Dollars in thousands)

Cash paid to Columbiana Bancshares shareholders		$28,525
Cash paid to contingent obligation escrow on behalf of shareholders		2,500
Direct acquisition costs		269

Total cost of acquisition		31,294

Assets acquired at fair value:
Cash and due from banks	$8,394
Short-term interest-bearing funds	10,882
Securities available for sale	42,126
Loans, net	98,413
Premises and equipment	8,625
Other real estate	1,209
Bank owned life insurance	3,991
Core deposit intangible asset	4,834
Other assets	2,207
		180,681
Liabilities assumed at fair value:
Deposits	139,080
Other borrowings	23,014
Other liabilities	1,857
		163,951

Net assets acquired		16,730

Goodwill		$14,564

FIRST M & F CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 2:  (Continued)

The following condensed combined financial information presents results of operations of the Company as if the acquisition had taken place on January 1, 2005.

	Three Months Ended June 30		Six Months Ended June 30

(Dollars in thousands, except per share data)	2006	2005	2006	2005

Interest income	$22,972	$18,809	$44,818	$36,815
Interest expense	9,672	6,714	18,475	12,917

Net interest income	13,300	12,095	26,343	23,898
Provision for loan losses	1,004	818	2,586	1,689

Net interest income after provision for loan losses	12,296	11,277	23,757	22,209

Noninterest income	4,798	4,433	9,297	9,126
Noninterest expense	12,340	11,744	25,728	23,000

Income before income taxes and noncontrolling interests	4,754	3,966	7,326	8,335
Income taxes	1,502	1,240	2,321	2,611
Noncontrolling interest in earnings (losses) of subsidiaries	1	3	7	2

Net income	$3,251	$2,723	$4,998	$5,722

Basic earnings per share	$.36	$.30	$.56	$.64
Diluted earnings per share	$.36	$.30	$.55	$.64

Purchase adjustment and core deposit amortization included in pro forma net income before tax	$168	$162	$338	$332
Estimated financing costs included in pro forma net income before tax	504	498	994	996

Significant nonrecurring expense items of Columbiana Bancshares interim period:
Provision for loan losses			$629

Data processing contract termination fee			576
Columbiana investment banking fees			249
Accelerated amortization of prepaid assets			198
Impairment of affordable housing investment			144

Noninterest expense items			$1,167

Columbiana net loan charge-offs in interim period			$803

Tennessee Bank Acquisition

On May 12, 2006, the Company acquired Crockett County Bancshares, Inc. of Bells, Tennessee and its wholly owned subsidiary Bells Banking Company. The Crockett County acquisition allows the Company to branch within Tennessee, a process which has resulted in three branch locations in the Memphis metropolitan area. The Company paid $7.4 million in cash for all of the shares of Crockett County Bancshares and incurred $72 thousand in additional costs that were allocated to the purchase price paid. The fair value of assets acquired was $30.922 million, the fair value of liabilities assumed was $26.496 million and goodwill was assigned a value of $3.046 million.

FIRST M & F CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3:  Earnings Per Share

	Three Months Ended June 30		Six Months Ended June 30

(Dollars in thousands, except per share data)	2006	2005	2006	2005

Net income	$3,251	$3,045	$6,521	$6,243

Weighted average shares outstanding	9,010,951	8,997,154	9,002,295	8,997,622
Add dilutive effect of outstanding options	51,156	24,862	41,927	26,520

Adjusted dilutive shares outstanding	9,062,107	9,022,016	9,044,222	9,024,142

Earnings per share:
Basic	$.36	$.34	$.73	$.69
Diluted	$.36	$.34	.72	.69

Stock options not included in adjusted shares due to anti-dilutive effect	1,538	934	1,972	802

Note 4:  Loans

The composition of the loan portfolio is shown in the table below:

	June 30
			December 31 2005
(Dollars in thousands)	2006	2005

Commercial, financial and agricultural	$175,332	$150,280	$151,599
Non-residential real estate	592,265	446,433	509,986
Residential real estate	217,602	208,730	201,086
Home equity loans	40,812	25,627	26,080
Consumer loans	48,510	41,919	41,457
Other loans	5,625	2,897	2,872

Total loans	$1,080,146	$875,886	$933,080

The following table is a summary of the activity in the Allowance for Loan Losses for the first six months of 2006 and 2005.

	Six Months Ended June 30

(Dollars in thousands)	2006	2005

Balance at January 1	$12,449	$11,619
Allowance from Columbiana acquisition	2,030	—
Allowance from Crockett County acquisition	204	—
Loans charged off	(1,047)	(1,392)
Recoveries	454	358

Net charge-offs	(593)	(1,034)

Provision for loan losses	1,957	1,689

Balance at June 30	$16,047	$12,274

FIRST M & F CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 5:  Goodwill and Other Intangible Assets

Following is a summary of intangible assets, net of accumulated amortization, included in the Consolidated Statements of Condition:

(Dollars in thousands)	Goodwill	Core Deposits	Customer Renewal Lists	Noncompete Agreements

Balance at January 1, 2005	$16,348	$—	$262	$151
Amortization expense	—	—	(14)	(13)

Balance at June 30, 2005	$16,348	$—	$248	$138

Balance at January 1, 2006	$16,348	$—	$234	$124
Addition due to Columbiana acquisition	14,564	4,834	—	—
Addition due to Crockett County acquisition	3,046	—	—	—
Amortization expense	—	(107)	(13)	(14)

Balance at June 30, 2006	$33,958	$4,727	$221	$110

Estimated amortization expense
Remainder of 2006		$161	$14	$14
2007		322	27	28
2008		322	27	27
2009		322	27	27
2010		322	27	14
2011		322	27	—

The process of allocating acquisition purchase prices to identifiable tangible and intangible assets is substantially complete for the Columbiana acquisition, while the allocations for the Crockett County acquisition are ongoing. The remaining allocations for the Crockett County acquisition consist primarily of the valuation and allocation of the core deposit intangible asset and the valuation and allocation of fair values (generally replacement costs) related to certain fixed assets.

Note 6:  Variable Interest Entity And Borrowing Arrangements

The following is a summary of other borrowings at June 30, 2006 and 2005:

(Dollars in Thousands)	2006	2005

Company’s line of credit in the amount of $15,000,000, maturing in May 2009; secured by approximately 29% of the Bank’s common stock; interest payable quarterly at .75% below the lender’s base rate	$12,741	$2,642
Bank’s advances from Federal Home Loan Banks, net of unamortized purchase accounting adjustments of $140 and $0	148,136	111,438
Other note payable of M&F Insurance Group, Inc.	—	40

	$160,877	$114,120

Company’s junior subordinated debentures, interest payable quarterly at 6.44% through March 2011, payable quarterly at 90-day LIBOR plus 1.33% through March 2036; redeemable after March 2011	$30,928	—

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

Note 7:  Pension and Other Employee Benefit Plans

As discussed in Note 10 to the December 31, 2005 financial statements, the Bank has a defined benefit pension plan covering substantially all full time employees of the Bank and its subsidiaries. The following is a summary of the components of net periodic benefit costs for the three and six month periods ended June 30, 2006 and 2005:

	Three Months Ended June 30		Six Months Ended June 30

(Dollars in Thousands)	2006	2005	2006	2005

Service cost	$—	$—	$—	$—
Interest cost	114	116	228	232
Expected return on plan assets	(127)	(126)	(254)	(252)
Amortization of transition asset	(2)	(2)	(5)	(4)
Amortization of prior service costs	(9)	(10)	(18)	(19)
Recognized actuarial (gain) loss	66	55	133	110

Net pension cost	$42	$33	$84	$67

The Company did not make any contributions to the pension plan during the first six months of 2005 and 2006. The Company expects to make contributions of approximately $300 thousand during 2006.

Other liabilities on the Consolidated Statements of Condition include an accrued benefit liability of $3.415 million at June 30, 2006 and December 31, 2005 and for $2.935 million at June 30, 2005 related to the unfunded minimum liability of the Company’s defined benefit pension plan.

The Company made $75 thousand in contributions to the ESOP and $238 thousand in matching contributions to the 401k plan during the first six months of 2006. The Company made $75 thousand in contributions to the ESOP and $176 thousand in matching contributions to the 401k plan during the first six months of 2005.

The Company has a nonqualified deferred compensation plan for certain senior officers. Approximately $52 thousand of compensation was deferred by participants during the first half of 2006. Included in employee benefit expenses is $7 thousand in earnings credits attributed to the participants’ accounts. Liabilities of the plan were $224 thousand, substantially all of which were vested, at June 30, 2006.

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

	Three Months Ended June 30		Six Months Ended June 30

(Dollars in thousands, except per share data)	2006	2005	2006	2005

Net income, as reported	$3,251	$3,045	$6,521	$6,243
Add: Stock option expense recognized, net of taxes	3	—	6	—
Restricted stock award expense recognized, net of taxes	46	—	91	—
Less: Total stock option expense determined under the fair value method, net of taxes	3	3	6	5
Restricted stock award expense, net of taxes	46	—	91	—

Pro forma net income	$3,251	$3,042	$6,521	$6,238

Earnings per share:
Basic – as reported	$.36	$.34	$.73	$.69
Basic – pro forma	$.36	$.34	$.73	.69
Diluted – as reported	$.36	$.34	$.72	.69
Diluted – pro forma	$.36	$.34	$.72	.69

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option pricing model.

The following table is a summary of outstanding options and weighted average exercise prices.

	Six Months Ended June 30

	2006		2005

(Dollars in Thousands)	Number	Price	Number	Price

January 1	239,370	$15.07	252,370	$15.08
Exercised	(30,608)	14.16	(8,000)	13.27
Expired	—	—	(6,000)	15.23
Granted	3,000	19.06	7,000	17.00

June 30	211,762	$15.41	245,370	$15.18

Exercisable at June 30, 2006	196,562	$15.25
Available for additional grant at June 30, 2006	397,000

The Company estimates a forfeiture rate of 9.45% (1.89% annual rate) for stock options issued to employees and a forfeiture rate of 5.45% (1.09% annual rate) for stock options issued to directors in determining net compensation costs that are recognized beginning with the third quarter of 2005 and prospectively.

In August 2005 the Company issued 76,766 restricted stock awards at a grant date fair value of $17.08 to certain senior officers of the Company. Substantially all of the shares vest in seven (7) years and are potentially forfeitable until the vesting date. Additionally the shares include a performance condition that may accelerate vesting at the achievement of a diluted earnings per share and net income target. Non-achievement of the performance condition during the seven (7) year vesting period would not prevent vesting of the shares. In December 2005 the Company issued 37,000 restricted stock awards at a grant date fair value of $16.86 to certain senior and executive officers of the Bank. 25,000 of the shares vest in seven (7) years with 6,000 shares vesting in five (5) years and 6,000 shares vesting in three (3) years. The share awards issued in December have the same potential acceleration criteria as the awards issued in August. At June 30, 2006 there was $1.695 million in unrecognized compensation cost. The Company estimates that 4.00% (.57% annual rate) of the nonvested shares will be forfeited in determining net compensation expenses recognized.

Note 9:  Stock Split

On May 15, 2006 the Company completed a 2-for-1 stock split in the form of a 100% stock dividend. The record date of the stock split was May 1, 2006. All share amounts and prices of prior periods have been adjusted to reflect the effect of the stock split.

Note 10:  Subsequent Event

On July 17, 2006 the Company announced that it had reached a definitive agreement to acquire a Florida banking charter and certain other assets and liabilities from Ameris Bancorp of Moultrie, Georgia. The Company plans to use the charter acquisition to locate a new banking facility in Crestview, Florida. The transaction is expected to close during the fourth quarter of 2006.

Report of Independent Registered Public Accounting Firm

The Board of Directors
First M & F Corporation
Kosciusko, Mississippi

We have reviewed the accompanying consolidated statements of condition of First M & F Corporation and subsidiary as of June 30, 2006 and 2005, and the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2006 and 2005, and the related consolidated statements stockholders’ equity and cash flows for the six-month periods ended June 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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
August 8, 2006

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

Forward Looking Statements

Certain of the information included in this discussion contains forward looking financial data and information that is based upon management’s belief as well as certain assumptions made by, and information currently available to management. Specifically, this discussion includes statements with respect to the adequacy of the allowance for loan losses, the effect of legal proceedings on the Company’s financial condition, results of operations and liquidity, and market risk disclosures. Should one or more of these risks materialize or the assumptions prove to be significantly different, actual results may vary from those estimated, anticipated, projected or expected. For instance, if the economy deteriorated and real estate values became depressed, the approximately 79% of the Company’s loan portfolio that is secured by real estate could come under stress, thus possibly requiring additional loan loss accruals. The Company may not be able to dispose of its foreclosed real estate at prices above the properties’ carrying values, thus causing additional losses. Unfavorable judgments in excess of accrued liabilities related to ongoing litigation may result in additional expenses. Unanticipated catastrophic loss claims could occur that would reduce or eliminate the profit sharing revenues of the insurance agencies. Such claims may also affect the availability of insurance products for certain classes of customers, thereby reducing commission revenues available to the agencies. A severe slowing of the economy may affect the ability of the Company’s customers to make timely loan payments, or may cause customers to use up deposit balances, thereby causing a potential strain on the Company’s liquidity. A much steeper than anticipated increase in interest rates could cause the Company’s net interest margins to decrease, thereby decreasing net interest revenues. Mortgage originations, and therefore mortgage revenues, would be hurt by steeply rising interest rates. A poor stock market could reduce brokerage transactions, therefore reducing investment brokerage revenues. An unanticipated increase in inflation could cause the Company’s operating costs related to salaries, technology, supplies and property taxes to increase. Unforeseen new competition from outside the traditional financial services industry could constrain the Company’s ability to price its products profitably. Investments in the portfolio of the Company’s pension plan may not provide adequate returns to fund the accumulated and projected plan obligations, thus causing higher annual plan expenses and requiring additional contributions by the Company. The Company could experience unforeseen difficulties in integrating and operating acquired banks, or could experience unanticipated customer attrition which might negatively affect financial performance. These examples are not intended to be exhaustive, and describe events, circumstances and contingencies that may never materialize. Nevertheless, the reader is cautioned that such types of occurrences, usually outside of the control of the Company, may cause financial results to be different than the reader or the Company’s management had originally estimated.

Financial Summary

Net income for the first half of 2006 was $6.521 million, or $.73 basic and $.72 diluted earnings per share as compared to $6.243 million or $.69 basic and diluted earnings per share for the first half of 2005. Net income for the second quarter of 2006 was $3.251 million, or $.36 basic and diluted earnings per share as compared to $3.045 million, or $.34 basic and diluted earnings per share for the same period in 2005 and $3.270 million or $.37 basic and $.36 diluted earnings per share for the first quarter of 2006. Major factors contributing to the increased earnings over 2005 were (1) strong loan growth throughout 2005 combined with solid deposit growth in the fourth quarter of 2005, (2) a stable net interest margin during 2005 and (3) the acquisition and integration of Columbiana Bancshares, Inc. and its bank subsidiary, First National Bank of Shelby County. The flat earnings from the first quarter of 2006 to the second was due to (1) a lower net interest margin in the second quarter, moderate loan growth in the second quarter of 2006 and higher expenses in the second quarter due to the continued expansion efforts. The Company added ten financial services locations from the end of 2005 to June 30, 2006 through acquisition and expansion efforts.

FIRST M & F CORPORATION

Highlights for the first six months of 2006 and 2005 are as follows:

•	Return on assets for the first half of 2006 was .90% while the return on equity was 10.93%. Return on assets for the first half of 2005 was 1.05% and return on equity was 10.90%.
•	The largest contributors to year-over-year loan growth were DeSoto County, Madison County, and Memphis, TN and the acquisition of First National Bank of Shelby County.
•

The largest contributors to year-over-year deposit growth were DeSoto County, Madison County, Attala County, the acquisition of First National Bank of Shelby County and the acquisition of Bells Banking Company

•	Nonperforming loans were .30% of total loans at June 30, 2006 with annualized net charge-offs as a percentage of average loans at .12% for the first half of 2006.
•	Completed construction on a banking location in Madison, Mississippi, which was open in April, 2006
•	Acquired Columbiana Bancshares, Inc. and its subsidiary, First National Bank of Shelby County in February, 2006 and merged them into the Company and M&F Bank, respectively
•	Issued $30 million in Trust Preferred securities in February, 2006
•	Acquired Crockett County Bancshares and its subsidiary, Bells Banking Company in May, 2006 and merged them into the Company and M&F Bank, respectively

FIRST M & F CORPORATION

The following table shows the quarterly net loan, non-interest bearing deposit, and interest bearing deposit growth for the last five quarters.

(Net change, in thousands)

Quarter	Loans	Non-Interest Bearing Deposits	Interest Bearing Deposits

2nd Qtr 2005	$26,368	$(157)	$(6,370)
3rd Qtr 2005	49,397	11,978	(16,176)
4th Qtr 2005	7,797	16,237	7,285
1st Qtr 2006	122,619	28,328	164,996
2nd Qtr 2006	24,447	4,811	32,912
Increases due to acquisitions
1st Qtr 2006	100,443	30,528	108,552
2nd Qtr 2006	9,782	2,963	23,367

The following table shows the quarterly net interest income, loan loss accruals, non-interest income and non-interest expense amounts for the last five quarters.

(Net amount, in thousands)

Quarter	Net Interest Income	Loan Loss Accruals	Non-Interest Income	Non-Interest Expense

2nd Qtr 2005	$10,935	$818	$4,015	$9,638
3rd Qtr 2005	11,101	767	4,466	9,924
4th Qtr 2005	11,775	690	3,815	10,370
1st Qtr 2006	12,511	953	4,283	10,993
2nd Qtr 2006	13,300	1,004	4,798	12,340

The following table shows the components of diluted earnings per share for the last five quarters:

	2nd Qtr 2006	1st Qtr 2006	4th Qtr 2005	3rd Qtr 2005	2nd Qtr 2005

Net interest income	$1.46	$1.39	$1.31	$1.24	$1.21
Loan loss expense	.11	.11	.08	.09	.09
Noninterest income	.53	.48	.43	.50	.45
Noninterest expense	1.36	1.22	1.15	1.11	1.07

Net income before taxes	.52	.54	.51	.54	.50
Income taxes	.16	.18	.17	.17	.16

Net income	$.36	$.36	$.34	$.37	$.34

FIRST M & F CORPORATION

The following table shows performance ratios for the last five quarters:

	2nd Qtr 2006	1st Qtr 2006	4th Qtr 2005	3rd Qtr 2005	2nd Qtr 2005

Net interest margin	4.05%	4.11%	4.26%	4.15%	4.17%
Efficiency ratio	67.02	64.26	65.20	62.46	63.12
Return on assets	.86	.94	.98	1.08	1.02
Return on equity	10.75	11.05	10.45	11.28	10.60
Noninterest income to avg. assets	1.27	1.24	1.22	1.47	1.34
Noninterest income to revenues (1)	26.06	25.04	23.99	28.11	26.30
Noninterest expense to avg assets	3.27	3.17	3.32	3.27	3.23
Salaries and benefits to total noninterest expense	57.61	57.15	58.15	60.07	57.32
Contribution margin (2)	61.39	63.27	62.09	62.48	63.82
Nonperforming loans to loans	.30	.40	.20	.22	.29
Annualized net charge offs as a percent of average loans	.13	.10	.28	.28	.15

(1)	Revenues equal tax-equivalent net interest income before loan loss expense, plus noninterest income.
(2)	Contribution margin equals revenues minus salaries & benefits, divided by revenues.

The following table shows revenue related performance statistics for the last five quarters:

(Amounts in thousands)

	2nd Qtr 2006	1st Qtr 2006	4th Qtr 2005	3rd Qtr 2005	2nd Qtr 2005

Mortgage originations	$16,519	$14,054	$13,080	$18,889	$14,282
Commissions from annuity sales	42	41	42	70	115
Trust revenues	99	99	83	63	75
Retail investment revenues	72	59	49	52	42
Revenues per FTE employee	33	33	33	34	33
Agency commissions per agency FTE employee (1)	21	21	20	21	20

(1)	Agency commissions are property, casualty, life and health commissions produced by the insurance agency personnel.

The following table shows additional statistics for the Company at the end of the last five quarters:

	2nd Qtr 2006	1st Qtr 2006	4th Qtr 2005	3rd Qtr 2005	2nd Qtr 2005

Full-time equivalent employees	563	541	472	477	463
Number of noninterest-bearing deposit accounts	37,415	36,498	32,273	32,036	31,900
Noninterest-bearing deposit accounts added through acquisitions	732	3,649

FIRST M & F CORPORATION

Net Interest Income

Net interest income before loan loss expenses for the second quarter of 2006 was $13.300 million as compared to $12.511 million for the first quarter of 2006 and $10.935 million for the second quarter of 2005. Earning asset yields increased by 76 basis points from 6.18% in the second quarter of 2005 to 6.94% in the second quarter of 2006. Liability costs increased by 93 basis points from 2.33% in the second quarter of 2005 to 3.26% in the second quarter of 2006. This caused the spread between earning asset yields and liability costs to decrease by 17 basis points from the second quarter of 2005. However, the net interest margin dropped by 12 basis points for the same periods. Average earning assets grew by $262.165 million, or 24.26% from the second quarter of 2005 to the second quarter of 2006. Average interest-bearing liabilities grew by $251.104 million, or 26.81% during the same period. The excess of earning asset growth over interest-bearing liability growth helped to slow the decrease in net interest margin. However, the magnitude of the change in costs of liabilities as compared to yields on assets for the same period counteracted the net earning asset growth. Increases in short-term rates over the past twelve months have positively influenced earning asset yields, especially in the loan and taxable investment portfolios. Although management has generally shortened the repricing terms of the loan portfolio, the deposit base still has a shorter duration, which has contributed to the margin reductions as the Fed has consistently raised short-term rates over the past year. Costs of interest-bearing deposits increased to 2.95% for the second quarter of 2006 from 2.61% for the first quarter of 2006 and 2.10% for the second quarter of 2005. Another factor related to the increase in liability costs was the issuance of subordinated debt by the Company in February 2006 to facilitate the acquisition of Columbiana Bancshares. This debt carries a fixed rate of 6.44% for five years, after which it floats based upon LIBOR.

The Company plans to address the rising costs of deposits by using specially designed money market accounts targeted to (1) customers in markets with strong deposit growth who tend to put larger proportions of their funds into time deposits and (2) customers and potential customers in markets that are experiencing low deposit growth. In markets that have grown primarily due to time deposits, management is becoming less aggressive in pricing certificates of deposit. Also, management has decided to link the higher-yield money market accounts and certificate of deposit premium-priced specials to checking accounts to reduce the acquisition of purely rate-sensitive customers. Although the competition among banks for deposits has been strong, management has decided to become more moderate in the pricing of certificate of deposit promotional specials for the foreseeable future.

In December 2005 the one-year and five-year Treasury yields converged. During the first quarter of 2006 the five-year Treasury yields fell below one-year yields and were virtually equal to 90-day Treasury yields. Since the end of February 2006, 90-day Treasury yields have increased by 38 basis points while five-year yields have increased by 50 basis points. However, the yield curve was still inverted between one-year yields and five-year yields in June 2006. This flat yield curve, combined with increasing competition for loans and deposits, has become problematic. Loans that are priced on the long end of the yield curve have funding costs that are lower than short-term loans due to the inversion. Loan competition has also reduced the credit spreads between the priced loan yield and the funding cost. At the same time, deposits that are priced on the short end of the yield curve are allocated returns that exceed the returns available on the long end of the curve. This increases the spreads that the deposits could earn while at the same time competition is pushing time deposit costs closer to the yield curve, reducing much of that return spread. This deposit pricing dynamic results in deposit prices that allow for smaller than expected returns based on investments at the same point of the yield curve. The actions of the Federal Reserve Board going forward will determine the future shape of the yield curve. The economic strength of the markets that the Company is in will determine the future supply and demand for loans and deposits. The strategy of the Company is to continue to expand into the more vibrant economies in DeSoto, Madison and Rankin counties in Mississippi, in the Memphis metropolitan area and in the Birmingham suburbs. This will place more constraints on the Company related to its ability to manage the net interest margin than its more rural competitors will face.

FIRST M & F CORPORATION

The following table shows the components of the net interest margin for the first two quarters of 2006 and 2005:

	Yields/Costs		Yields/Costs

	2nd Quarter, 2006	1st Quarter, 2006	2nd Quarter, 2005	1st Quarter, 2005

Interest bearing bank balances	5.39%	5.00%	4.75%	2.90%
Federal funds sold	4.79	3.88	2.83	2.31
Taxable investments	4.57	4.47	4.12	4.06
Tax-exempt investments	6.13	6.25	6.42	6.47
Loans held for sale	6.05	3.32	5.29	3.53
Loans held for investment	7.46	7.15	6.57	6.39

Earning asset yield	6.94	6.66	6.18	5.97
Interest checking	1.65	1.48	1.48	1.23
Money market deposits	1.76	1.54	1.29	.93
Savings	2.08	2.01	1.73	1.56
Certificates of deposit	3.95	3.57	2.81	2.59
Short-term borrowings	4.05	5.03	4.10	3.87
Other borrowings	4.87	4.51	3.97	3.74

Cost of interest-bearing liabilities	3.26	2.94	2.33	2.13

Net interest spread	3.68	3.72	3.85	3.84
Effect of non-interest bearing deposits	.45	.41	.30	.27
Effect of leverage	(.08)	(.02)	.02	.02

Net interest margin, tax-equivalent	4.05	4.11	4.17	4.13
Less: Tax equivalent adjustments:
Investments	.08	.09	.11	.11
Loans	.01	.01	.01	.01

Reported book net interest margin	3.96%	4.01%	4.05%	4.01%

The following table shows average balance sheets for the first two quarters of 2006 and 2005:

(Amounts in thousands)

	2nd Quarter, 2006	1st Quarter, 2006	2nd Quarter, 2005	1st Quarter, 2005

Interest bearing bank balances	$9,485	$9,594	$3,974	$9,108
Federal funds sold	16,007	24,628	7,625	20,379
Taxable investments	193,769	160,714	146,991	128,116
Tax-exempt investments	50,140	49,440	50,043	51,062
Loans held for sale	8,646	8,411	11,207	13,272
Loans held for investment	1,064,858	994,364	860,900	842,999

Earning assets	1,342,905	1,247,151	1,080,740	1,064,936
Other assets	167,944	139,127	114,612	109,099

Total assets	$1,510,849	$1,386,278	$1,195,352	$1,174,035
Interest checking	231,908	220,101	223,936	197,779
Money market deposits	129,239	124,673	127,178	123,182
Savings deposits	97,403	90,198	85,252	86,344
Certificates of deposit	534,911	460,119	385,333	387,500
Short-term borrowings	5,323	9,198	14,896	16,092
Other borrowings	188,941	176,658	100,026	106,252

Interest-bearing liabilities	1,187,725	1,080,947	936,621	917,149

Noninterest-bearing deposits	191,212	177,427	136,068	136,200
Other liabilities	10,989	9,485	7,795	6,439
Stockholders’ equity	120,923	118,419	114,868	114,247

Liabilities and stockholders’ equity	$1,510,849	$1,386,278	$1,195,352	$1,174,035
Loans to earning assets	79.30%	79.73%	79.66%	79.16%
Loans to assets	70.48%	71.73%	72.02%	71.80%
Earning assets to assets	88.88%	89.96%	90.41%	90.71%
Noninterest-bearing deposits to assets	12.66%	12.80%	11.38%	11.60%
Equity to assets	8.00%	8.54%	9.61%	9.73%

FIRST M & F CORPORATION

Provision for Loan Losses

The accrual for the provision for loan losses for the second quarter of 2006 was $1.004 million as compared to $953 thousand for the first quarter of 2006 and $818 thousand for the second quarter of 2005. The allowance for loan losses as a percentage of loans was 1.49% at June 30, 2006, 1.33% at December 31, 2005, and 1.40% at June 30, 2005. Net charge-offs were $343 thousand in the second quarter of 2006 and $593 in the first half of 2006 as compared to $320 thousand for the second quarter of 2005 and $1.034 million for the first half of 2005.

Nonperforming loans as a percentage of loans increased to .30% at June 30, 2006 from .20% at December 31, 2005 and .29% at June 30, 2005. Net charge-offs as a percentage of average loans were .12% during the first half of 2006 as compared to .24% for the first half of 2005. Management believes that credit quality will remain strong for the remainder of 2006 although a higher net charge-off percentage may occur during the second half if economic conditions deteriorate. Management stratifies and reviews certain sectors of the portfolio to detect if there are weaknesses related to economic, environmental or other customer-specific factors. The Company’s loan review personnel also monitor portfolios by geographic sector to address local credit issues expeditiously.

Non Interest Income

Noninterest income, excluding securities transactions, for the second quarter of 2006 was $4.801 million and for the first half of 2006 was $9.085 million as compared to $4.015 million for the second quarter of 2005 and $8.120 million for the first half of 2005. Deposit revenues improved by 23.04% for the second quarter of 2006 as compared to 2005 and by 27.25% for the first half of 2006 over 2005. Overdraft fee revenues, which represent approximately 71% of deposit revenues, were up by 20.24% in the second quarter of 2006 as compared to the second quarter of 2005 and up by 27.65% for the first half of 2006 as compared to 2005. Debit card and ATM transaction volumes continued to increase, providing a 48.44% improvement in revenues for the second quarter of 2006 over the second quarter of 2005 and a 49.76% increase for the first half of 2006 as compared to 2005. Debit card revenues represent approximately 13% of deposit revenues. Mortgage banking income decreased for the second quarter of 2006 as compared to 2005 while revenues for the first half of 2006 remained ahead of 2005 by 10.10%. Rates paid on 30-year mortgages increased by 56 basis points during the first half of 2006 in contrast to the 28 basis point decrease that occurred during the first six months of 2005. Mortgage originations for 2006 were $30.573 million as compared to $24.634 million during the first half of 2005, due primarily to the addition of mortgage loan originators. Mortgage revenues were negatively affected by increasing interest rates, especially during the second quarter of 2006, through adjustments of mortgages held for sale to the lower of cost or fair value. This resulted in unrealized losses on the mortgage portfolio of $93 thousand at the end of June as compared to $6 thousand at the end of 2005. The decrease in agency commissions for the second quarter and for the first half of 2006 was due primarily to weak annuity sales. The property and casualty insurance businesses contributed revenue increases of 2.67% for the second quarter of 2006 as compared to 2005 and by 5.32% for the first half of 2006 as compared to 2005. Fiduciary revenues grew by 50.93% for the first half of 2006 as compared to 2005. Retail brokerage revenues grew by 23.81% for the first half of 2006 as compared to 2005. These areas have grown steadily over the last three years and management believes that there will continue to be growth opportunities going forward. Other noninterest revenues for 2006 included loan fees of $123 thousand in the first quarter and $188 thousand in the second quarter, losses on other real estate sales of $190 thousand in the first quarter and a $1 thousand gain in the second quarter, agency profit-sharing revenues of $114 thousand in the first quarter and gains on sales of timber of $124 thousand in the first quarter. Other noninterest revenues for 2005 included loan fees of $60 thousand in the first quarter and $99 thousand in the second quarter, gains on sales of student loans of $141 thousand in the second quarter, losses on sales of other real estate of $81 thousand in the first quarter and $264 thousand in the second quarter, agency profit-sharing revenues of $455 thousand in the first quarter, and a gain from the sale of the PULSE network to Discover Financial Services of $109 thousand in the first quarter and $19 thousand in the second quarter.

The Company has a strategy to increase noninterest revenues as a proportion of total revenues over time. Management plans to do this by continuing to (1) emphasize fee-based services to deposit customers, (2) grow the trust and retail brokerage businesses and (3) emphasize corporate treasury and cash management services to play a vital part in the success of our commercial customers. Expansion of our treasury services products into the Memphis market is expected to improve those revenues for 2007 while the introduction of merchant deposit capture technology in the Memphis market is expected to generate fee revenues for 2007. Increased noninterest revenues would contribute to a more stable revenue base, mitigating the income statement effects of changing interest rates.

FIRST M & F CORPORATION

Non Interest Expense

Noninterest expenses were up by 28.03% in the second quarter of 2006 as compared to the same period in 2005 and by 23.80% for the first half of 2006 as compared to 2005. Much of this increase was due to growth over the course of 2005 and the 2006 acquisitions. The company incurred one-time expenses related to the Columbiana Bancshares and Crockett County Bancshares acquisitions of $148 thousand (approximately $.01 per diluted share on an after-tax basis) during the second quarter of 2006 and $453 thousand (approximately $.03 per diluted share on an after-tax basis) for the first half of 2006. Noninterest expenses as a percentage of average assets were 3.27% for the second quarter of 2006 as compared to 3.23% for the second quarter of 2005. For the first half of 2006 noninterest expenses were 3.22% of average assets as compared to 3.18% for 2005. The Company added ten locations during 2006, with seven of those locations added through acquisitions. The number of full-time equivalent employees was 563 at June 30, 2006 as compared to 472 at December 31, 2005 and 463 at June 30, 2005. Of the 2006 increases in full-time equivalent employees, 59 were added with the Columbiana Bancshares acquisition and 13 were added in the Crockett County Bancshares acquisition.

The Company has plans for further expansion in Madison and Rankin counties over the next eighteen months and is studying expansion possibilities in the DeSoto County and Memphis metropolitan areas. The Company has also signed an agreement to acquire a banking charter in Florida with branch expansion expected to occur during the fourth quarter of 2006.

The growth that occurred through 2005, during the first half of 2006, and that is expected to occur through 2007 will result in increases in noninterest expenses, especially in salary and benefit expenses and occupancy expenses. Management works to contain expenses at reasonable levels and has an active review policy related to unfavorable budget variances. Opportunities to reduce expenses through technology investments are also being studied, such as the planned roll-out of check image exchange during the second half of 2006.

Income Taxes

Income tax expense for the second quarter of 2006 was up by 3.87% over the second quarter of 2005 and for the first half of 2006 was up by 4.17% over 2005. Pre-tax earnings were up by 5.79% and 4.41% for the comparative periods. The effective tax rate for the first half of 2006 was 32.01% as compared to 32.09% for the first half of 2005.

FIRST M & F CORPORATION

Assets and Liabilities

Assets at June 30, 2006 were up by 26.94% over June 30, 2005 and up by 21.01% over December 31, 2005. Excluding acquisitions assets increased by 8.00% from June 30, 2005 and by 2.94% from December 31, 2005. Excluding acquisitions loans grew by 10.74% from June 30, 2005. Substantially all of this growth occurred in the Madison and Desoto county markets in Mississippi and in the Memphis metropolitan market. All of the growth in the investment portfolio was due to the two bank acquisitions. Of the acquired investment portfolios, approximately $9.802 million of investments, mostly structured notes, were eventually sold for a net loss of $2 thousand.

Excluding the effect of acquisitions loans have grown by 3.95% during 2006. This slowed rate of growth is primarily the result of lower demand for credit. Another factor in the low loan growth rate for 2006 is the fact that the Birmingham suburban markets did not have a commercial lending staff in place prior to the February acquisition. The Company has added commercial lenders in the Alabama market but expects that loan production will begin to make a positive impact on financial performance in 2007. Loan growth in 2006 has occurred primarily in commercial and in real estate-secured commercial credits. Management expects that commercial real estate loans as well as other commercial operating loans will provide most of the loan growth for the remainder of 2006. Loans as a percent of total assets were 70.45% at June 30, 2006 as compared to 73.64% at December 31, 2005 and 72.52% at June 30, 2005. Management believes that one of the keys to the Company’s future success will be to continue to expand into markets that are vital economically and can provide high loan demand.

The following table shows loans held for investment by type as of June 30, 2006, December 31, 2005, and June 30, 2005.

	June 30, 2006	December 31, 2005	June 30, 2005

Commercial real estate	$592,265	$509,986	$446,433
Residential real estate	217,602	201,086	208,730
Home equity lines	40,812	26,080	25,627
Commercial, financial and agricultural	175,332	151,599	150,280
Consumer	48,510	41,457	41,919
Other loans	5,625	2,872	2,897

Total	$1,080,146	$933,080	$875,886

Mortgages held for sale	$4,991	$2,539	$2,417
Student loans held for sale	5,365	3,165	4,214

The following table shows the balances of loans at Columbiana Bancshares on the date of acquisition.

February 17, 2006

Commercial real estate	$48,623
Residential real estate	17,203
Home equity lines	16,198
Commercial, financial and agricultural	6,226
Consumer	10,130
Other loans	2,063

Total	$100,443

The following table shows the balances of loans at Crockett County Bancshares on the date of acquisition.

May 12, 2006

Commercial real estate	$2,478
Residential real estate	3,174
Home equity lines	—
Commercial, financial and agricultural	1,529
Consumer	2,104
Other loans	497

Total	$9,782

FIRST M & F CORPORATION

Excluding the effect of acquisitions, deposits increased by 8.90% from June 30, 2005 and by 6.74% from December 31, 2005. Most of the growth during 2006 was in interest-bearing deposits with substantially all of this growth occurring in the time deposit category. Substantially all of the deposits of acquired banks were retained, relieving the Company of any liquidity concerns during the post-acquisition months. The Company has consistently raised rates on time deposits over the course of 2006 as a response to competitive pressures. As short-term interest rates have also steadily increased during 2006, funds have moved into time deposits and away from lower yielding deposit products and annuities. During March and April the Company had a campaign targeting the acquisition of new non-time deposit accounts. Approximately 1,500 new accounts were opened in that two month period.

Management strategies include concentrating on demand and money-market account acquisition, reducing the emphasis on promotional time deposit specials and targeting single-service customers for deposit acquisition campaigns. The Company’s primary goal is to build the core customer deposit base and rely less on borrowed funds as a primary source of liquidity. However, when borrowed funds are less costly than time deposits, the Company will still look to those sources to help maintain the spread between the yield on earning assets and the cost of funds.

The following table shows the deposit mix as of June 30, 2006, December 31, 2005, and June 30, 2005.

	June 30, 2006	December 31, 2005	June 30, 2005

Noninterest-bearing demand	$197,328	$164,189	$135,974
NOW deposits	228,238	192,792	210,411
Money market deposits	127,221	115,509	133,236
Savings deposits	96,702	82,512	84,278
Certificates of deposit	520,200	397,835	379,454
Brokered certificates of deposit	35,029	20,834	10,994

Total	$1,204,718	$973,671	$954,347

The following table shows the mix of deposits at Columbiana Bancshares on the date of acquisition.

February 17, 2006

Noninterest-bearing demand	$30,528
NOW deposits	35,331
Money market deposits	5,428
Savings deposits	15,784
Certificates of deposit	43,244
Brokered certificates of deposit	8,765

Total	$139,080

Public funds deposits included in above totals	$21,993

The following table shows the mix of deposits at Crockett County Bancshares on the date of acquisition.

May 12, 2006

Noninterest-bearing demand	$2,963
NOW deposits	6,468
Money market deposits	36
Savings deposits	1,782
Certificates of deposit	15,081
Brokered certificates of deposit	—

Total	$26,330

Public funds deposits included in above totals	$1,736

FIRST M & F CORPORATION

The following table shows the mix of public funds deposits as of June 30, 2006, December 31, 2005, and June 30, 2005.

	June 30, 2006	December 31, 2005	June 30, 2005

Noninterest-bearing demand	$7,327	$4,476	$5,405
NOW deposits	100,179	84,539	104,571
Money market deposits	29,833	28,772	40,502
Savings deposits	479	241	299
Certificates of deposit	51,904	47,137	48,285
Brokered certificates of deposit	2,231	428	297

Total	$191,953	$165,593	$199,359

Excluding the effect of acquisitions, other borrowings decreased by approximately $18 million during 2006 due to maturities exceeding advances on debt. The Company used its line of credit with a correspondent bank, drawing $7.4 million to fund the acquisition of Crockett County Bancshares in May 2006. In February, 2006 the Company formed First M&F Statutory Trust I for the purpose of issuing corporation-obligated mandatory redeemable capital securities to third-party investors and investing the proceeds from the sale of the capital securities in floating rate junior debentures of the Company.  The $30 million in proceeds were used to fund the acquisition on February 17, 2006 of Columbiana Bancshares, Inc. The 30 year junior subordinated debentures pay interest quarterly at a rate of 6.44% fixed for five years, converting then to floating at a rate equal to three month LIBOR plus 133 basis points.  These junior subordinated debentures qualify with certain limitations as Tier 1 capital for regulatory purposes.

Equity

The Company’s and Bank’s regulatory capital ratios at June 30, 2006, as shown below are in excess of the minimum requirements and qualify the institution as “well capitalized” under the risk-based capital regulations.

	First M & F Corporation			M & F Bank

	Amount		Ratio	Amount		Ratio

Actual:
Total risk-based capital	$130,569		10.99%	$140,867		11.88%
Tier 1 capital	115,701		9.74%	126,027		10.63%
Leverage	115,701		7.85%	126,027		8.56%
For Capital Adequacy Purposes:
Total risk-based capital	95,056	>	8.00%	94,886	>	8.00%
Tier 1 capital	47,528	>	4.00%	47,443	>	4.00%
Leverage	58,945	>	4.00%	58,867	>	4.00%
To Be Well Capitalized Under Prompt Corrective Action Provisions:
Total capital				118,608	>	10.00%
Tier 1 capital				71,165	>	6.00%
Leverage				73,584	>	5.00%

The Company repurchased 40,000 shares during the first six months of 2005 at an average price of $17.24 per share. The Company also issued 8,000 shares upon the exercise of stock options during the first six months of 2005 at an average exercise price of $13.27 per share.  The Board authorized a new stock purchase plan in May, 2005 for the purchase of up to 20,000 shares per month through May, 2006.  No shares were repurchased during the first half of 2006. The Company issued 30,608 shares upon the exercise of options in the first half of 2006 at an average exercise price of $14.16.

The Company effected a 2-for-1 stock split distributed in the form of a dividend on May 15, 2006. All share and stock price related amounts for periods prior to the split have been revised to reflect the effect of the stock split. The purpose of the split was to provide more liquidity to the market for the Company’s stock. The Company’s shares, listed as FMFC on the NASDAQ Global Select Market, trade at the rate of approximately 2,100 shares per day. The Company’s price-to-earnings ratio, based upon the prior four quarters’ earnings, was 13.82 as of June 30, 2006.

FIRST M & F CORPORATION

Interest Rate Risk and Liquidity Management

Responsibility for managing the Company’s program for controlling and monitoring interest rate risk and liquidity risk and for maintaining income stability, given the Company’s exposure to changes in interest rates, is vested in the asset/liability committee. Appropriate policy and guidelines, approved by the board of directors, govern these actions. Monitoring is primarily accomplished through monthly reviews and analysis of asset and liability repricing opportunities, market conditions and expectations for the economy. Cash flow analyses are also used to project short-term interest rate risks and liquidity risks. Management believes, at June 30, 2006, there is adequate flexibility to alter the current rate and maturity structures as necessary to minimize the exposure to changes in interest rates, should they occur. The Company is currently in a virtually neutral gap position for assets and liabilities repricing within the next year. This generally means that for assets and liabilities maturing and repricing within the next 12 months, the Company is positioned for the same amount of assets to mature and reprice as liabilities.

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

Credit Risk Management

The Company measures and monitors credit quality on an ongoing basis through credit committees and the loan review process. Credit standards are approved by the Board with their adherence monitored during the lending process as well as through subsequent loan reviews. The Company strives to minimize risk through the diversification of the portfolio geographically as well as by loan purpose and collateral. The Company’s credit standards are enforced within the Bank as well as within all of its wholly-owned and majority-owned subsidiaries.

The adequacy of the allowance for loan losses is monitored quarterly with provision accruals approved by the Board. Allowance adequacy is dependent on loan classifications by external examiners as well as by internal loan review personnel, past due loans, loan growth and loss history. The allowance as a percentage of loans at June 30, 2006 is comparable to other peer banks.

The following table shows non-performing loans and other assets of the Company:

(Amounts in thousands)

	June 30 2006	December 31 2005	June 30 2005

Nonaccrual loans	$2,388	$1,403	$1,996
Past due 90 days or more and still accruing interest	921	510	583

Total non-performing loans	3,309	1,913	2,579
Other real estate	4,870	3,042	2,643

Total non-performing assets	$8,179	$4,955	$5,222

Ratios:
Non-performing loans to loans	.30%	.20%	.29%
Non-performing assets to assets	.53%	.39%	.43%

FIRST M & F CORPORATION

Off-Balance Sheet Arrangements

The Company’s primary off-balance sheet arrangements are in the form of loan commitments and operating lease commitments. At June 30, 2006 the Company had $173.542 million in unused loan commitments outstanding. Of these commitments, $90.471 million mature in one year or less. Lines of credit are established using the credit policy of the Company concerning the lending of money.

Letters of credit are used to facilitate the borrowers’ business and are usually related to the acquisition of inventory or of assets to be used in the customers’ business. Letters of credit are generally secured and are underwritten using the same standards as traditional commercial loans. Most standby letters of credit expire without being presented for payment. However, the presentment of a standby letter of credit would create a loan receivable from the Bank’s loan customer. The Bank’s asset-based lending subsidiary uses commercial letters of credit to facilitate the purchase of inventory items by its customers. There were $40 thousand in commercial letters of credit outstanding at the end of the second quarter. At June 30, 2006 the Company had $25.532 million in financial standby letters of credit issued and outstanding.

Liabilities of $141 thousand and $122 thousand are recognized in Other Liabilities at June 30, 2006 and June 30, 2005 related to the obligation to stand ready to perform related to standby letters of credit.

The Company makes commitments to originate mortgage loans that will be held for sale. The total commitments to originate mortgages to be held for sale were $13.578 million at June 30, 2006. These commitments are accounted for as derivatives and are marked to fair value with changes in fair value recorded in mortgage income. At June 30, 2006 mortgage origination-related derivatives with positive fair values of $9 thousand were included in other assets and derivatives with negative fair values of $60 thousand were included in other liabilities.

The Company also engages in forward sales contracts with mortgage investors to purchase mortgages held for sale. Those forward sale agreements that have a determined price and expiration date are accounted for as derivatives and marked to fair value through mortgage income. At June 30, 2006 the Company had $7.036 million in locked forward sales agreements in place. Forward sale-related derivatives with positive fair values of $72 thousand were included in other assets and derivatives with negative fair values of $6 thousand were included in other liabilities.

In the ordinary course of business the Company enters into rental and lease agreements to secure office space and equipment. The Company has a variety of lease agreements in place, all of which are operating leases. The largest lease obligations are for office equipment and mainframe computer systems.

The following table summarizes the obligations of the Company:

(Amounts in thousands)

	Payments Due by Period

Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years

Long-term debt	$135,877	$12,909	$70,273	$38,509	$14,186
Junior subordinated debentures	30,928	—	—	—	30,928
Capital lease obligations	—	—	—	—	—
Operating leases	3,436	1,321	1,628	395	92
Purchase obligations	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—

Total	$170,241	$14,230	$71,901	$38,904	$45,206

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

FIRST M&F CORPORATION

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Generally, the entity may only recognize the benefit of tax positions that are more likely than not to be sustained upon examination. The amount of benefit recognized is the largest amount that is greater than 50% likely of being realized upon potential ultimate settlement (based upon the hypothetical tax examination and appeal process). The interpretation also provides derecognition criteria as well as guidance on how to account for potential interest and penalties. A reconciliation of the beginning to ending balance of uncertain tax positions is also required in the financial statement footnotes. The interpretation is effective for fiscal years beginning after December 15, 2006, which would make it effective as of January 1, 2007 for the Company. The Company has not yet determined the potential impact of this interpretation on its financial condition or results of operations.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market risk reflects the risk of economic loss resulting from changes in interest rates and market prices. This risk of loss can be reflected in either reduced potential net interest income in future periods or diminished market values of financial assets.

The Company’s market risk arises primarily from interest rate risk, which the asset/liability management committee monitors and manages on a monthly basis. The committee manages the interest rate risks inherent in the loan, investment, deposit and borrowing portfolios of the institution. The asset/liability management committee determines the risk profile of the Company and determines strategies to maintain interest rate sensitivity at a low level. As of June 30, 2006, the institution was in a virtually neutral repricing gap position.

Interest rate shock analysis shows that the Company will experience a 1.13% decrease over 12 months in its net interest income with an immediate and sustained 100 basis point decrease in interest rates. An immediate and sustained increase in rates of 100 basis points will result in a .40% increase in net interest income. Factors that influence the simulation results are (1) the assumption that floating-rate loans adjust approximately simultaneously with changes in general interest rates, (2) the assumption that core deposits such as NOW and MMDA accounts will have average lives much longer than their initial repricing periods, (3) that noninterest-bearing deposits are a stable, source of funds, and (4) the durations of mortgage-backed securities will extend during periods of rising rates and shorten during periods of falling rates.

An analysis of the change in market value of equity shows how an interest rate shock will affect the difference between the market value of assets and the market value of liabilities. With all financial instruments being stated at market value, the market value of equity will decrease by 6.26% with an immediate and sustained decrease in interest rates of 100 basis points. The market value of equity will increase by 3.01% with an immediate and sustained increase in interest rates of 100 basis points. The floating-rate loans have an offsetting effect on the typical duration changes that are driven by the other fixed-rate earning assets. A stabilizing factor in the rising rate simulation is the positive effect of noninterest-bearing deposits and the decline in fair value of the long-term borrowings.

The Company had no hedging instruments in place at June 30, 2006.

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

As of June 30, 2006 (the “Evaluation Date”), the Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in the Exchange Act Rules.  Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are sufficiently effective to ensure that material information relating to the Company and required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. During the last quarter ended June 30, 2006 there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

There have been no material changes in the risk factors previously disclosed under Part I - Item 1A of the Company’s 2005 Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of common stock for the program in place during the second quarter of 2006:

Period	Total Number of Shares (or units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs

04/01/06 – 04/30/06 (1)	—	$—	—	20,000
05/01/06 – 05/31/06	—	—	—	—
06/01/06 – 06/30/06	—	—	—	—

(1)

On May 11, 2005 the Board authorized a program to repurchase up to 20,000 shares of common stock per month in the open market over a twelve month period beginning on May 15, 2005 and ending on May 14, 2006.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

The annual stockholders’ meeting was held on April 12, 2006. The stockholders elected four directors to serve a three year term to expire in April, 2009 as summarized below:

Directors Elected	Votes For	Votes Withheld

Jeffrey A. Camp	6,261,058	156,068
Susan McCaffery	6,393,412	23,714
Larry Terrell	6,310,534	106,592
James I. Tims	6,413,304	3,822

There were 9,107,084 shares entitled to vote on the proposals, with 6,581,176 shares, or 72.30% actually being voted.

Note: Shares have been adjusted to show the effect of the 2-for-1 stock split effected on May 15, 2006.

FIRST M & F CORPORATION

Item 5 – Other Information

None

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

Date : August 9, 2006

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