Form 10-Q
period 2006-09-30
FIRST M&F CORP/MS
filed 2006-11-08
CIK 320387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $5 par value	9,035,226 Shares

Title of Class	Shares Outstanding at October 31, 2006

FIRST M & F CORPORATION

FORM 10-Q

FIRST M & F CORPORATION AND SUBSIDIARY

PART I: FINANCIAL INFORMATION

Item 1 – Financial Statements (Unaudited)

Consolidated Statements of Condition
(Unaudited)

	September 30
			December 31
(Dollars in thousands)	2006	2005	2005

Assets
Cash and due from banks	$51,462	$47,124	$56,398
Interest bearing bank balances	17,825	1,824	3,021
Federal funds sold	15,700	—	3,700
Securities available for sale, amortized cost of $235,566, $189,492 and $186,242	234,070	189,397	185,071
Loans held for sale	6,091	6,553	5,704
Loans, net of unearned income	1,091,803	925,283	933,080
Allowance for loan losses	(16,094)	(12,410)	(12,449)

Net loans	1,075,709	912,873	920,631

Bank premises and equipment	39,263	28,459	28,922
Accrued interest receivable	10,874	8,158	9,101
Other real estate	4,090	3,228	3,042
Goodwill	33,957	16,348	16,348
Other intangible assets	4,963	372	358
Bank owned life insurance	18,858	14,178	14,372
Other assets	22,419	18,369	20,450

	$1,535,281	$1,246,883	$1,267,118

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing deposits	$191,180	$147,952	$164,189
Interest-bearing deposits	1,013,098	802,197	809,482

Total deposits	1,204,278	950,149	973,671

Federal funds purchased and repurchase agreements	10,062	35,160	18,062
Other borrowings	152,314	135,694	148,534
Junior subordinated debt	30,928	—	—
Accrued interest payable	4,645	2,222	2,717
Other liabilities	8,455	7,473	6,736

Total liabilities	1,410,682	1,130,698	1,149,720

Noncontrolling interest in subsidiaries	20	—	21

Stockholders’ equity:
Preferred stock:
Class A; 1,000,000 shares authorized	—	—	—
Class B; 1,000,000 shares authorized	—	—	—
Common stock of $5.00 par value; 15,000,000 shares authorized: 9,024,226, 8,984,318 and 8,990,318 shares issued	45,121	44,922	44,952
Additional paid-in capital	29,784	29,197	29,391
Nonvested restricted stock awards	303	31	86
Retained earnings	52,158	43,643	45,531
Accumulated other comprehensive income (loss)	(2,787)	(1,608)	(2,583)

Total stockholders’ equity	124,579	116,185	117,377

	$1,535,281	$1,246,883	$1,267,118

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30

(Dollars in thousands, except per share data)	2006	2005	2006	2005

Interest income:
Interest and fees on loans	$20,808	$15,100	$58,391	$42,668
Interest on loans held for sale	129	94	330	360
Taxable investments	2,203	1,479	6,213	4,294
Tax-exempt investments	493	505	1,460	1,526
Federal funds sold	66	7	496	179
Interest bearing bank balances	132	46	380	159

Total interest income	23,831	17,231	67,270	49,186

Interest expense:
Deposits	7,997	4,693	21,164	12,742
Short-term borrowings	90	244	259	552
Other borrowings	1,830	1,193	5,377	3,179
Junior subordinated debt	499	—	1,244	—

Total interest expense	10,416	6,130	28,044	16,473

Net interest income	13,415	11,101	39,226	32,713
Provision for loan losses	954	767	2,911	2,456

Net interest income after provision for loan losses	12,461	10,334	36,315	30,257

Noninterest income:
Service charges on deposit accounts	2,753	2,372	7,740	6,291
Mortgage banking income	522	197	947	583
Agency commission income	1,098	1,025	3,022	2,982
Trust and brokerage income	141	115	470	352
Bank owned life insurance income	152	100	429	329
Securities gains (losses), net	—	—	(4)	—
Other income	669	657	1,812	2,049

Total noninterest income	5,335	4,466	14,416	12,586

Noninterest expenses:
Salaries and employee benefits	7,086	5,960	20,477	16,708
Net occupancy expenses	908	654	2,466	1,857
Equipment expenses	802	635	2,323	1,898
Software and processing expenses	293	283	966	855
Telecommunication expenses	277	200	762	581
Marketing and business development expenses	457	425	1,138	1,047
Intangible asset amortization	95	14	229	41
Other expenses	2,476	1,753	7,366	5,784

Total noninterest expenses	12,394	9,924	35,727	28,771

Income before income taxes and noncontrolling interests	5,402	4,876	15,004	14,072
Income taxes	1,734	1,588	4,808	4,539
Noncontrolling interest in earnings of subsidiaries, net of taxes of $2, $3, $6 and $4	3	4	10	6

Net income	$3,665	$3,284	$10,186	$9,527

Earnings per share:
Basic	$.40	$.37	$1.13	$1.06
Diluted	$.40	$.37	$1.12	$1.06

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30

(Dollars in thousands)	2006	2005	2006	2005

Net income	$3,665	$3,284	$10,186	$9,527
Other comprehensive income:
Change in unrealized gains (losses) on securities available for sale, net of tax of $890 and $565 for the three months ended September 30 and $123 and $1,097 for the nine months ended September 30	1,495	(949)	(206)	(1,845)
Reclassification adjustment for losses on securities available for sale included in net income, net of tax of $0 and $0 for the three months ended September 30 and $2 and $0 for the nine months ended September 30	—	—	2	—
Minimum pension liability adjustment, net of tax	—	—	—	—

Other comprehensive income	1,495	(949)	(204)	(1,845)

Total comprehensive income	$5,160	$2,335	$9,982	$7,682

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity
Nine Months Ended September 30, 2006 and 2005
(Unaudited)

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Nonvested Restricted Stock Awards	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

January 1, 2005	$22,531	$29,587	$—	$60,113	$237	$112,468
Effect of stock split issued in the form of a 100% stock dividend on May 15, 2006	22,531	(4)	—	(22,527)	—	—

January 1, 2005, as adjusted	$45,062	$29,583	$—	$37,586	$237	$112,468
Net income	—	—	—	9,527	—	9,527
Cash dividends ($.39 per share)	—	—	—	(3,470)	—	(3,470)
12,000 common shares issued in exercise of stock options	60	99	—	—	—	159
Share-based compensation recognized		5	31	—		36
40,000 common shares repurchased	(200)	(490)	—	—	—	(690)
Net change	—	—	—	—	(1,845)	(1,845)

September 30, 2005	$44,922	$29,197	$31	$43,643	$(1,608)	$116,185

January 1, 2006	$22,476	$29,340	$86	$68,058	$(2,583)	$117,377
Effect of stock split issued in the form of a 100% stock dividend on May 15, 2006	22,476	51	—	(22,527)	—	—

January 1, 2006, as adjusted	$44,952	$29,391	$86	$45,531	$(2,583)	$117,377
Net income	—	—	—	10,186	—	10,186
Cash dividends ($.39 per share)	—	—	—	(3,561)	—	(3,561)
33,908 common shares issued in exercise of stock options	169	309	—	—	—	478
Share-based compensation expense recognized		15	217	2		234
Tax benefits on stock option transactions	—	69	—	—	—	69
Net change	—	—	—	—	(204)	(204)

September 30, 2006	$45,121	$29,784	$303	$52,158	$(2,787)	$124,579

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30

(Dollars in thousands)	2006	2005

Cash flows from operating activities:
Net income	$10,186	$9,527
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	234	36
Depreciation and amortization	1,986	1,483
Provision for loan losses	2,911	2,456
Net investment amortization (accretion)	(273)	394
Net loan amortization and lower of cost or fair value adjustments	180	201
Capitalized dividends on FHLB stock	(271)	(155)
Net accretion of discount on time deposits	110	30
Net accretion of discount on debt	11	—
Loss on securities available for sale	4	—
Gain on loans held for sale	(292)	(307)
Other asset sales losses	274	322
Earnings of noncontrolling interest	17	10
Deferred income taxes	(634)	(211)
(Increase) decrease in:
Accrued interest receivable	(876)	(1,032)
Cash surrender value of bank owned life insurance	(376)	(329)
Loans held for sale	(89)	5,979
Other assets	(259)	691
Increase (decrease) in:
Accrued interest payable	1,195	494
Other liabilities	461	1,476

Net cash provided by operating activities	14,499	21,065

Cash flows from investing activities:
Purchases of securities available for sale	(37,515)	(68,446)
Sales of securities available for sale	10,061	2,027
Maturities of securities available for sale	31,295	49,341
Redemptions of FHLB and FRB stock, net of purchases	2,126	563
Investment in First M&F Statutory Trust I	(928)	—
Net (increase) decrease in:
Interest bearing bank balances	(5,569)	3,281
Federal funds sold	(893)	3,550
Loans	(52,947)	(96,664)
Bank premises and equipment	(3,402)	(3,812)
Purchases of bank owned life insurance	(119)	—
Proceeds from sales of other real estate and other repossessed assets	2,594	1,844
Net cash paid in acquisition	(29,826)	—

Net cash used in investing activities	(85,123)	(108,316)

(Continued)

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30

(Dollars in thousands)	2006	2005

Cash flows from financing activities:
Net increase in deposits	$65,089	$72,855
Net increase (decrease) in short-term borrowings	(8,001)	18,352
Proceeds from other borrowings	30,100	56,000
Repayments of other borrowings	(49,396)	(49,184)
Proceeds from issuance of junior subordinated debt	30,928	—
Earnings distributions to noncontrolling interests	(18)	(23)
Cash dividends	(3,561)	(3,470)
Common shares issued	478	159
Common shares repurchased	—	(690)
Tax benefits on stock option transactions	69	—

Net cash provided by financing activities	65,688	93,999

Net increase (decrease) in cash and due from banks	(4,936)	6,748
Cash and due from banks at January 1	56,398	40,376

Cash and due from banks at September 30	$51,462	$47,124

Total interest paid	$26,729	$15,948
Total income taxes paid	5,946	3,521
Income tax refunds received	10	17
Transfers of loans to foreclosed property	2,474	1,949

Fair value of identifiable assets acquired	$211,604	$—
Goodwill recorded on Columbiana Bancshares acquisition	14,564	—
Goodwill recorded on Crockett County Bancshares acquisition	3,045
Cash paid for Columbiana Bancshares stock	(31,294)	—
Cash paid for Crockett County Bancshares Stock	(7,472)

Liabilities assumed in acquisitions	$190,447	$—

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

Note 2:  Acquisitions

On February 17, 2006, the Company acquired Columbiana Bancshares, Inc. of Columbiana, Alabama and its wholly owned subsidiary First National Bank of Shelby County. The acquisition executes part of a strategy of the Company to expand into Alabama and Tennessee. The attractiveness of the Birmingham and surrounding markets compels entrants to pay a premium to gain access to those markets, resulting in goodwill related to acquisitions of financial institutions with operations based there. The Company paid $31.294 million for all of the shares of Columbiana Bancshares. Included in the cash paid was a payment of $2.5 million to an escrow fund to settle contingent claims related to the legacy Columbiana Bancshares and First National Bank of Shelby County operations. Any remaining funds after settlements will be paid to the former Columbiana Bancshares stockholders. Results of operations include the revenues and expenses of the acquired operations from the acquisition date forward. The goodwill recognized is not deductible for income tax purposes. The core deposit intangible asset is being amortized over 15 years.

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

	Three Months Ended September 30		Nine Months Ended September 30

(Dollars in thousands, except per share data)	2006	2005	2006	2005

Interest income	$23,831	$19,619	$68,652	$56,435
Interest expense	10,416	7,386	28,892	20,304

Net interest income	13,415	12,233	39,760	36,131
Provision for loan losses	954	767	3,540	2,456

Net interest income after provision for loan losses	12,461	11,466	36,220	33,675

Noninterest income	5,335	5,228	14,632	14,355
Noninterest expense	12,394	11,820	38,123	34,821

Income before income taxes and noncontrolling interests	5,402	4,874	12,729	13,209
Income taxes	1,734	1,609	4,055	4,220
Noncontrolling interest in earnings (losses) of subsidiaries	3	4	10	6

Net income	$3,665	$3,261	$8,664	$8,983

Basic earnings per share	$.40	$.36	$.96	$1.00
Diluted earnings per share	$.40	$.36	$.96	$1.00

Purchase adjustment and core deposit amortization included in pro forma net income before tax	$126	$119	$394	$382
Estimated financing costs included in pro forma net income before tax	498	498	1,494	1,494

Significant nonrecurring expense items of Columbiana Bancshares in interim period:
Provision for loan losses			$629

Data processing contract termination fee			576
Columbiana investment banking fees			249
Accelerated amortization of prepaid assets			198
Impairment of affordable housing investment			144

Noninterest expense items			$1,167

Columbiana net loan charge-offs in interim period			$803

Tennessee Bank Acquisition

On May 12, 2006, the Company acquired Crockett County Bancshares, Inc. of Bells, Tennessee and its wholly owned subsidiary Bells Banking Company. The Crockett County acquisition allows the Company to branch within Tennessee, a process which has resulted in three branch locations in the Memphis metropolitan area. The Company paid $7.4 million in cash for all of the shares of Crockett County Bancshares and incurred $72 thousand in additional costs that were allocated to the purchase price paid. The fair value of assets acquired was $30.923 million, the fair value of liabilities assumed was $26.496 million and goodwill was assigned a value of $3.045 million.

FIRST M & F CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3:  Earnings Per Share

	Three Months Ended September 30		Nine Months Ended September 30

(Dollars in thousands, except per share data)	2006	2005	2006	2005

Net income	$3,665	$3,284	$10,186	$9,527

Weighted average shares outstanding	9,022,240	8,980,796	9,009,017	8,991,952
Add dilutive effect of outstanding options	53,362	1,772	47,715	18,180

Adjusted dilutive shares outstanding	9,075,602	8,982,568	9,056,732	9,010,132

Earnings per share:
Basic	$.40	$.37	$1.13	$1.06
Diluted	$.40	$.37	1.12	1.06

Stock options not included in adjusted shares due to anti-dilutive effect	1,296	8,874	1,744	3,522

Note 4: Loans

The composition of the loan portfolio is shown in the table below:

	September 30
			December 31
(Dollars in thousands)	2006	2005	2005

Commercial, financial and agricultural	$166,963	$164,646	$151,599
Non-residential real estate	606,293	483,341	509,986
Residential real estate	225,321	205,235	201,086
Home equity loans	40,509	27,181	26,080
Consumer loans	46,665	42,090	41,457
Other loans	6,052	2,790	2,872

Total loans	$1,091,803	$925,283	$933,080

The following table is a summary of the activity in the Allowance for Loan Losses for the first nine months of 2006 and 2005.

	Nine Months Ended September 30

(Dollars in thousands)	2006	2005

Balance at January 1	$12,449	$11,619
Allowance from Columbiana acquisition	2,030	—
Allowance from Crockett County acquisition	204	—
Loans charged off	(2,150)	(2,207)
Recoveries	650	542

Net charge-offs	(1,500)	(1,665)

Provision for loan losses	2,911	2,456

Balance at September 30	$16,094	$12,410

FIRST M & F CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 5:  Goodwill and Other Intangible Assets

Following is a summary of intangible assets, net of accumulated amortization, included in the Consolidated Statements of Condition:

(Dollars in thousands)	Goodwill	Core Deposits	Customer Renewal Lists	Noncompete Agreements

Balance at January 1, 2005	$16,348	$—	$262	$151
Amortization expense	—	—	(20)	(21)

Balance at September 30, 2005	$16,348	$—	$242	$130

Balance at January 1, 2006	$16,348	$—	$234	$124
Addition due to Columbiana acquisition	14,564	4,834	—	—
Addition due to Crockett County acquisition	3,045	—	—	—
Amortization expense	—	(188)	(20)	(21)

Balance at September 30, 2006	$33,957	$4,646	$214	$103

Estimated amortization expense
Remainder of 2006		$81	$7	$7
2007		322	27	28
2008		322	27	27
2009		322	27	27
2010		322	27	14
2011		322	27	—

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

Note 6:  Variable Interest Entity And Borrowing Arrangements

The following is a summary of other borrowings at September 30, 2006 and 2005:

(Dollars in Thousands)	2006	2005

Company’s line of credit in the amount of $15,000,000, maturing in May 2009; secured by approximately 29% of the Bank’s common stock; interest payable quarterly at .75% below the lender’s base rate	$12,742	$2,642
Bank’s advances from Federal Home Loan Banks, net of unamortized purchase accounting adjustments of $136 and $0	139,572	133,012
Other note payable of M&F Insurance Group, Inc.	—	40

	$152,314	$135,694

Company’s junior subordinated debentures, interest payable quarterly at 6.44% through March 2011, payable quarterly at 90-day LIBOR plus 1.33% through March 2036; redeemable after March 2011	$30,928	—

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

Note 7:  Pension and Other Employee Benefit Plans

As discussed in Note 10 to the December 31, 2005 financial statements, the Bank has a defined benefit pension plan covering substantially all full time employees of the Bank and its subsidiaries. The following is a summary of the components of net periodic benefit costs for the three and nine month periods ended September 30, 2006 and 2005:

	Three Months Ended September 30		Nine Months Ended September 30

(Dollars in Thousands)	2006	2005	2006	2005

Service cost	$—	$—	$—	$—
Interest cost	114	116	342	348
Expected return on plan assets	(127)	(126)	(381)	(378)
Amortization of transition asset	(2)	(2)	(7)	(7)
Amortization of prior service costs	(9)	(10)	(28)	(28)
Recognized actuarial (gain) loss	66	55	199	165

Net pension cost	$42	$33	$125	$100

The Company made a $750 thousand contribution to the pension plan during the third quarter of 2006 and a $300 thousand contribution to the plan during the third quarter of 2005.

Other liabilities on the Consolidated Statements of Condition include an accrued benefit liability of $3.415 million at September 30, 2006, and December 31, 2005, and of $2.935 million at September 30, 2005, related to the unfunded minimum liability of the Company’s defined benefit pension plan.

The Company made $75 thousand in contributions to the ESOP and $381 thousand in matching contributions to the 401k plan during the first nine months of 2006. The Company made $75 thousand in contributions to the ESOP and $269 thousand in matching contributions to the 401k plan during the first nine months of 2005.

The Company has a nonqualified deferred compensation plan for certain senior officers. Participants deferred $75 thousand of compensation during the first nine months of 2006 and $17 thousand during the first nine months of 2005. Included in employee benefit expenses is $8 thousand in earnings credits attributed to the participants’ accounts. The plan incurred no expenses during the first nine months of 2005. Liabilities of the plan were $248 thousand at September 30, 2006, and $17 thousand at September 30, 2005, substantially all of which were vested.

FIRST M & F CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 8:  Share-based Compensation

The Company adopted Statement of Financial Accounting Standards (SFAS) 123 (revised 2004), “Share-Based Payment”, as of July 1, 2005. SFAS No. 123(R) requires the use of the fair value method of accounting for stock-based compensation. The Company adopted the modified prospective method of transition whereby stock-based compensation expense is recognized prospectively for all stock-based awards that were not fully vested as of the date of adoption of the Statement and for all awards issued thereafter.

Through June 30, 2005, the Company accounted for its stock-based employee compensation plans based on the “intrinsic value method” provided in Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized on option plans.

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, requires pro forma disclosures for net income and earnings per share for companies not adopting its fair value accounting method for stock-based employee compensation. SFAS No. 123(R) requires that these disclosures be made for all periods for which SFAS No. 123(R) is not retrospectively applied. The pro forma disclosures required by SFAS No. 123 are shown below using the fair value method of SFAS No. 123(R) to measure compensation expense for stock-based employee compensation plans.

	Three Months Ended September 30		Nine Months Ended September 30

(Dollars in thousands, except per share data)	2006	2005	2006	2005

Net income, as reported	$3,665	$3,284	$10,186	$9,527
Add: Stock option expense recognized, net of taxes	3	3	9	3
Restricted stock award expense recognized, net of taxes	46	20	136	20
Less: Total stock option expense determined under the fair value method, net of taxes	3	3	9	9
Restricted stock award expense, net of taxes	46	20	136	20

Pro forma net income	$3,665	$3,284	$10,186	$9,521

Earnings per share:
Basic – as reported	$.40	$.37	$1.13	$1.06
Basic – pro forma	$.40	$.37	$1.13	1.06
Diluted – as reported	$.40	$.37	$1.12	1.06
Diluted – pro forma	$.40	$.37	$1.12	1.06

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option pricing model.

The following table is a summary of outstanding options and weighted average exercise prices.

	Nine Months Ended September 30

	2006		2005

	Number	Price	Number	Price

January 1	239,370	$15.07	252,370	$15.07
Exercised	(33,908)	14.11	(12,000)	13.28
Expired	—	—	(8,000)	15.49
Granted	3,000	19.06	7,000	17.00

September 30	208,462	$15.43	239,370	$15.20

Exercisable at September 30, 2006	193,262	$15.28
Available for additional grant at September 30, 2006	397,000

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

In August 2005 the Company issued 76,766 restricted stock awards at a grant date fair value of $17.08 to certain senior officers of the Company. Substantially all of the shares vest in seven (7) years and are potentially forfeitable until the vesting date. Additionally the shares include a performance condition that may accelerate vesting at the achievement of a diluted earnings per share and net income target. Non-achievement of the performance condition during the seven (7) year vesting period would not prevent vesting of the shares. In December 2005 the Company issued 37,000 restricted stock awards at a grant date fair value of $16.86 to certain senior and executive officers of the Bank with 25,000 of the shares vesting in seven (7) years, with 6,000 shares vesting in five (5) years and with 6,000 shares vesting in three (3) years. The share awards issued in December have the same potential acceleration criteria as the awards issued in August. At September 30, 2006, there was $1.672 million in unrecognized compensation cost. The Company estimates that 4.00% (.57% annual rate) of the nonvested shares will be forfeited in determining net compensation expenses recognized.

Note 9: Stock Split

On May 15, 2006, the Company completed a 2-for-1 stock split in the form of a 100% stock dividend. The record date of the stock split was May 1, 2006. All share amounts and prices of prior periods have been adjusted to reflect the effect of the stock split.

Note 10: Charter Acquisition

On July 17, 2006, the Company announced that it had reached a definitive agreement to acquire a Florida banking charter and certain other assets and liabilities from Ameris Bancorp of Moultrie, Georgia. The Company plans to use the charter acquisition to locate a new banking facility in Crestview, Florida. The transaction is expected to close during the fourth quarter of 2006.

Report of Independent Registered Public Accounting Firm

The Board of Directors
First M & F Corporation
Kosciusko, Mississippi

We have reviewed the accompanying consolidated statements of condition of First M & F Corporation and subsidiary as of September 30, 2006 and 2005, and the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2006 and 2005, and the related consolidated statements stockholders’ equity and cash flows for the nine-month periods ended September 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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
November 7, 2006

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

Financial Summary

Net income for the first nine months of 2006 was $10.186 million, or $1.13 basic and $1.12 diluted earnings per share as compared to $9.527 million, or $1.06 basic and diluted earnings per share for the first nine months of 2005. Net income for the third quarter of 2006 was $3.665 million, or $.40 basic and diluted earnings per share as compared to $3.284 million, or $.37 basic and diluted earnings per share for the same period in 2005 and $3.251 million, or $.36 basic and diluted earnings per share for the second quarter of 2006. Major factors contributing to the increased earnings over 2005 were (1) steady loan and deposit growth during 2006, (2) strong non-interest revenue growth during 2006, and (3) the volumes related to the acquisition and integration of Columbiana Bancshares, Inc. and its bank subsidiary, First National Bank of Shelby County. The Company added ten financial services locations from the end of 2005 to September 30, 2006, through acquisition and expansion efforts.

FIRST M & F CORPORATION

Highlights for the first nine months of 2006 and 2005 are as follows:

•	Return on assets for the first nine months of 2006 was .92% while the return on equity was 11.24%. Return on assets for the first nine months of 2005 was 1.06% and return on equity was 11.03%.
•	The largest contributors to year-over-year loan growth were DeSoto and Madison counties in Mississippi, Memphis, TN and the acquisition of First National Bank of Shelby County in Alabama.
•

The largest contributors to year-over-year deposit growth were DeSoto, Madison, and Attala counties in Mississippi, the acquisition of First National Bank of Shelby County in Alabama and the acquisition of Bells Banking Company in Tennessee.

•	Nonperforming loans were .33% of total loans at September 30, 2006, with annualized net charge-offs as a percentage of average loans at .19% for the first nine months of 2006.
•	Completed construction on a banking location in Madison, Mississippi, which was open in April 2006
•	Acquired Columbiana Bancshares, Inc. and its subsidiary, First National Bank of Shelby County in February 2006 and merged them into the Company and M&F Bank, respectively
•	Issued $30 million in Trust Preferred securities in February 2006
•	Acquired Crockett County Bancshares and its subsidiary, Bells Banking Company in May 2006 and merged them into the Company and M&F Bank, respectively
•	Opened two new banking locations in the Memphis, TN metropolitan area

FIRST M & F CORPORATION

The following table shows the quarterly net loan, non-interest bearing deposit, and interest bearing deposit growth for the last five quarters.

(Net change, in thousands)

Quarter	Loans	Non-Interest Bearing Deposits	Interest Bearing Deposits

3rd Qtr 2005	$49,397	$11,978	$(16,176)
4th Qtr 2005	7,797	16,237	7,285
1st Qtr 2006	122,619	28,328	164,996
2nd Qtr 2006	24,447	4,811	32,912
3rd Qtr 2006	11,657	(6,148)	5,708
Increases due to acquisitions
1st Qtr 2006	100,443	30,528	108,552
2nd Qtr 2006	9,782	2,963	23,367

The following table shows the quarterly net interest income, loan loss accruals, non-interest income and non-interest expense amounts for the last five quarters.

(Net amount, in thousands)

Quarter	Net Interest Income	Loan Loss Accruals	Non-Interest Income	Non-Interest Expense

3rd Qtr 2005	$11,101	$767	$4,466	$9,924
4th Qtr 2005	11,775	690	3,815	10,370
1st Qtr 2006	12,511	953	4,283	10,993
2nd Qtr 2006	13,300	1,004	4,798	12,340
3rd Qtr 2006	13,415	954	5,335	12,394

The following table shows the components of diluted earnings per share for the last five quarters:

	3rd Qtr 2006	2nd Qtr 2006	1st Qtr 2006	4th Qtr 2005	3rd Qtr 2005

Net interest income	$1.48	$1.46	$1.39	$1.31	$1.24
Loan loss expense	.11	.11	.11	.08	.09
Noninterest income	.59	.53	.48	.43	.50
Noninterest expense	1.36	1.36	1.22	1.15	1.11

Net income before taxes	.60	.52	.54	.51	.54
Income taxes	.20	.16	.18	.17	.17

Net income	$.40	$.36	$.36	$.34	$.37

FIRST M & F CORPORATION

The following table shows performance ratios for the last five quarters:

	3rd Qtr 2006	2nd Qtr 2006	1st Qtr 2006	4th Qtr 2005	3rd Qtr 2005

Net interest margin	4.09%	4.05%	4.11%	4.26%	4.15%
Efficiency ratio	64.98	67.02	64.26	65.20	62.46
Return on assets	.97	.86	.94	.98	1.08
Return on equity	11.91	10.75	11.05	10.45	11.28
Noninterest income to avg. assets	1.42	1.27	1.24	1.22	1.47
Noninterest income to revenues (1)	27.97	26.06	25.04	23.99	28.11
Noninterest expense to avg assets	3.29	3.27	3.17	3.32	3.27
Salaries and benefits to total noninterest expense	57.17	57.61	57.15	58.15	60.07
Contribution margin (2)	62.85	61.39	63.27	62.09	62.48
Nonperforming loans to loans	.33	.30	.40	.20	.22
Annualized net charge offs as a percent of average loans	.33	.13	.10	.28	.28

(1)	Revenues equal tax-equivalent net interest income before loan loss expense, plus noninterest income.
(2)	Contribution margin equals revenues minus salaries & benefits, divided by revenues.

The following table shows revenue related performance statistics for the last five quarters:

(Amounts in thousands)

	3rd Qtr 2006	2nd Qtr 2006	1st Qtr 2006	4th Qtr 2005	3rd Qtr 2005

Mortgage originations	$19,610	$16,519	$14,054	$13,080	$18,889
Commissions from annuity sales	45	42	41	42	70
Trust revenues	75	99	99	83	63
Retail investment revenues	66	72	59	49	52
Revenues per FTE employee	34	33	33	33	34
Agency commissions per agency
FTE employee (1)	24	21	21	20	21

(1) Agency commissions are property, casualty, life and health commissions produced by the insurance agency personnel.

The following table shows additional statistics for the Company at the end of the last five quarters:

	3rd Qtr 2006	2nd Qtr 2006	1st Qtr 2006	4th Qtr 2005	3rd Qtr 2005

Full-time equivalent employees	560	563	541	472	477
Number of noninterest-bearing deposit accounts	36,371	37,415	36,498	32,273	32,036
Noninterest-bearing deposit accounts added through acquisitions		732	3,649

FIRST M & F CORPORATION

Net Interest Income

Net interest income before loan loss expenses for the third quarter of 2006 was $13.415 million as compared to $13.300 million for the second quarter of 2006 and $11.101 million for the third quarter of 2005. Earning asset yields increased by 81 basis points from 6.38% in the third quarter of 2005 to 7.19% in the third quarter of 2006. Liability costs increased by 95 basis points from 2.57% in the third quarter of 2005 to 3.52% in the third quarter of 2006. The yield and cost changes caused the spread between earning asset yields and liability costs to decrease by 14 basis points from the third quarter of 2005. However, the net interest margin dropped by 6 basis points for the same periods. Average earning assets exceeded interest-bearing liabilities by $146.837 million on average during the third quarter of 2005. Due primarily to the acquisitions, average earning assets exceeded average interest-bearing liabilities by $160.315 million during the third quarter of 2006. This increase in net earning assets helped the net interest margin as the spread deteriorated. While asset yields increased by 81 basis points from the third quarter of 2005 to the third quarter of 2006, loan yields increased by 94 basis points during the same period. The less than expected influence of loan yields on asset yields was due to the decrease in average loans as a percentage of earning assets from 81.56% in the third quarter of 2005 to 80.62% in the third quarter of 2006. This change in mix was due primarily to the acquisitions closed during 2006. The cost of interest-bearing deposits increased to 3.23% for the third quarter of 2006 from 2.31% for the third quarter of 2005. This 92 basis point increase in cost of deposits was the primary influencing factor in the 95 basis point increase in total cost of funds. Another factor related to the increase in liability costs in 2006 from 2005 was the issuance of subordinated debt by the Company in February 2006 to facilitate the acquisition of Columbiana Bancshares. This debt carries a fixed rate of 6.44% for five years, after which it floats based upon LIBOR.

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

In December 2005 the one-year and five-year Treasury yields converged. During the first quarter of 2006, the five-year Treasury yields fell below one-year yields and were virtually equal to 90-day Treasury yields. Since the end of February 2006, 90-day Treasury yields have increased by 39 basis points while five-year yields have increased by 10 basis points. The yield curve was inverted during the entire third quarter. This inverted yield curve, combined with increasing competition for loans and deposits, has become problematic. Loans that are priced on the long end of the yield curve have theoretical funding costs that are lower than short-term loans due to the inversion. Loan competition has also reduced the credit spreads between the priced loan yield and the funding cost. At the same time, deposits are primarily priced on the short end of the yield curve and therefore are costing more than the theoretical funding costs of loans being originated. The actions of the Federal Reserve Board going forward will determine the future shape of the yield curve. The economic strength of the markets that the Company is in will determine the future supply and demand for loans and deposits. The strategy of the Company is to continue to expand into the more vibrant economies in DeSoto and Madison counties in Mississippi, in the Memphis metropolitan area and in the Birmingham suburbs. The expansion in these highly competitive markets will place more constraints on the Company related to its ability to manage loan pricing and the net interest margin than its more rural competitors will face.

FIRST M & F CORPORATION

The following table shows the components of the net interest margin for the second and third quarters of 2006 and the third quarter of 2005:

	3rd Quarter 2006	Yields/Costs 2nd Quarter 2006	3rd Quarter 2005

Interest bearing bank balances	6.19%	5.39%	6.21%
Federal funds sold	5.71	4.79	3.11
Taxable investments	4.67	4.57	4.14
Tax-exempt investments	6.31	6.13	6.40
Loans held for sale	5.86	6.05	6.71
Loans held for investment	7.69	7.46	6.74

Earning asset yield	7.19	6.94	6.38
Interest checking	1.64	1.65	1.60
Money market deposits	1.96	1.76	1.51
Savings	2.34	2.08	1.89
Certificates of deposit	4.26	3.95	3.04
Short-term borrowings	4.79	4.05	4.18
Other borrowings	5.02	4.87	4.08

Cost of interest-bearing liabilities	3.52	3.26	2.57

Net interest spread	3.67	3.68	3.81
Effect of non-interest bearing deposits	.48	.45	.32
Effect of leverage	(.06)	(.08)	.02

Net interest margin, tax-equivalent	4.09	4.05	4.15
Less: Tax equivalent adjustments:
Investments	.09	.08	.10
Loans	.01	.01	.01

Reported book net interest margin	3.99%	3.96%	4.04%

The following table shows average balance sheets for the second and third quarters of 2006 and the third quarter of 2005:

(Amounts in thousands)

	3rd Quarter 2006	2nd Quarter 2006	3rd Quarter 2005

Interest bearing bank balances	$8,550	$9,485	$2,918
Federal funds sold	4,563	16,007	1,004
Taxable investments	188,752	193,769	143,089
Tax-exempt investments	49,841	50,140	50,316
Loans held for sale	8,810	8,646	5,623
Loans held for investment	1,083,451	1,064,858	897,511

Earning assets	1,343,967	1,342,905	1,100,461
Other assets	162,988	167,944	114,331

Total assets	$1,506,955	$1,510,849	$1,214,792
Interest checking	209,145	231,908	209,566
Money market deposits	125,230	129,239	129,180
Savings deposits	96,087	97,403	83,183
Certificates of deposit	560,150	534,911	391,265
Short-term borrowings	7,500	5,323	23,286
Other borrowings	185,541	188,941	117,144

Interest-bearing liabilities	1,183,653	1,187,725	953,624

Noninterest-bearing deposits	188,182	191,212	136,251
Other liabilities	12,103	10,989	8,473
Stockholders’ equity	123,017	120,923	116,444

Liabilities and stockholders’ equity	$1,506,955	$1,510,849	$1,214,792
Loans to earning assets	80.62%	79.30%	81.56%
Loans to assets	71.90%	70.48%	73.88%
Earning assets to assets	89.18%	88.88%	90.59%
Noninterest-bearing deposits to assets	12.49%	12.66%	11.22%
Equity to assets	8.16%	8.00%	9.59%

FIRST M & F CORPORATION

Provision for Loan Losses

The accrual for the provision for loan losses for the third quarter of 2006 was $954 thousand as compared to $1.004 million for the second quarter of 2006 and $767 thousand for the third quarter of 2005. The allowance for loan losses as a percentage of loans was 1.47% at September 30, 2006, 1.33% at December 31, 2005, and 1.34% at September 30, 2005. Net charge-offs were $907 thousand in the third quarter of 2006 and $1.500 million in the first nine months of 2006 as compared to $631 thousand for the third quarter of 2005 and $1.665 million for the first nine months of 2005.

Nonperforming loans as a percentage of loans increased to .33% at September 30, 2006, from .20% at December 31, 2005, and .22% at September 30, 2005. Net charge-offs as a percentage of average loans were .19% during the first nine months of 2006 as compared to .26% for the first nine months of 2005. Management believes that credit quality will remain strong for the remainder of 2006. Management stratifies and reviews certain sectors of the portfolio to detect if there are weaknesses related to economic, environmental or other customer-specific factors. The Company’s loan review personnel also monitor portfolios by geographic sector to address local credit issues expeditiously.

Non Interest Income

Noninterest income, excluding securities transactions, for the third quarter of 2006 was $5.335 million and for the first nine months of 2006 was $14.420 million as compared to $4.466 million for the third quarter of 2005 and $12.586 million for the first nine months of 2005. Deposit revenues improved by 16.06% for the third quarter of 2006 as compared to 2005 and by 23.03% for the first nine months of 2006 over 2005. Overdraft fee revenues, which represent approximately 70% of deposit revenues, were up by 11.28% in the third quarter of 2006 as compared to the third quarter of 2005 and up by 21.28% for the first nine months of 2006 as compared to 2005. Debit card and ATM transaction volumes continued to increase, providing a 47.56% improvement in revenues for the third quarter of 2006 over the third quarter of 2005 and a 48.96% increase for the first nine months of 2006 as compared to 2005. Debit card revenues represent approximately 13% of deposit revenues. Mortgage banking income increased significantly for the third quarter of 2006 as compared to 2005 while revenues for the first nine months of 2006 remained ahead of 2005 by 62.44%. Rates paid on 30-year mortgages decreased by 47 basis points during the third quarter of 2006 in contrast to the 38 basis point increase that occurred during the third quarter of 2005. Mortgage originations for 2006 were $50.183 million as compared to $43.523 million during the first nine months of 2005, due primarily to the addition of mortgage loan originators and the favorable interest rate environment in 2006. The increase in agency commissions for the third quarter and for the first nine months of 2006 was due primarily to the property and casualty businesses. The property and casualty insurance businesses contributed revenue increases of 10.98% for the third quarter of 2006 as compared to 2005 and by 7.32% for the first nine months of 2006 as compared to 2005. Annuity and title insurance commissions were down for the third quarter and the first nine months of 2006 as compared to 2005. Fiduciary revenues grew by 47.46% for the first nine months of 2006 as compared to 2005. Retail brokerage revenues grew by 24.73% for the first nine months of 2006 as compared to 2005. These areas have grown steadily over the last three years and management believes that there will continue to be growth opportunities going forward. Other noninterest revenues for 2006 included loan fees of $37 thousand in the third quarter and $347 thousand year-to-date, gains on sales of student loans of $248 thousand in the third quarter and $292 thousand year-to-date, losses on other real estate sales of $82 thousand in the third quarter and $272 thousand in losses year-to-date, agency profit-sharing revenues of $114 thousand year-to-date with none in the third quarter and gains on sales of timber of $124 thousand year-to-date with none in the third quarter. Other noninterest revenues for 2005 included loan fees of $157 thousand in the third quarter and $317 thousand year-to-date, gains on sales of student loans of $142 thousand in the third quarter and $307 thousand year-to-date, losses on sales of other real estate of $17 thousand in the third quarter and $361 thousand year-to-date, agency profit-sharing revenues of $455 thousand year-to-date with none in the third quarter, and a gain from the sale of the PULSE network to Discover Financial Services of $128 thousand year-to-date with none in the third quarter.

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

FIRST M & F CORPORATION

Non Interest Expense

Noninterest expenses were up by 24.89% in the third quarter of 2006 as compared to the same period in 2005 and by 24.18% for the first nine months of 2006 as compared to 2005. Much of this increase was due to growth over the course of 2005 and the 2006 acquisitions. The Company incurred one-time expenses related to the Columbiana Bancshares and Crockett County Bancshares acquisitions of $300 thousand (approximately $.03 per diluted share on an after-tax basis) during the first nine months of 2006. Noninterest expenses as a percentage of average assets were 3.29% for the third quarter of 2006 as compared to 3.27% for the third quarter of 2005. For the first nine months of 2006, noninterest expenses were 3.24% of average assets as compared to 3.21% for 2005. The Company added ten locations during 2006, with seven of those locations added through acquisitions. The number of full-time equivalent employees was 560 at September 30, 2006, as compared to 472 at December 31, 2005, and 477 at September 30, 2005. Of the 2006 increases in full-time equivalent employees, 59 were added with the Columbiana Bancshares acquisition and 13 were added in the Crockett County Bancshares acquisition.

The Company has plans for further expansion in Madison and Rankin counties over the next eighteen months and is studying expansion possibilities in the DeSoto County and Memphis metropolitan areas. The Company has also signed an agreement to acquire a banking charter in Florida with branch expansion expected to occur during the fourth quarter of 2006.

The growth that occurred through 2005, during the first nine months of 2006, and that is expected to occur through 2007 will result in increases in noninterest expenses, especially in salary and benefit expenses and occupancy expenses. Management works to contain expenses at reasonable levels and has an active review policy related to unfavorable budget variances. Opportunities to reduce expenses through technology investments are also being studied, such as the roll-out of check image exchange during the third quarter and continuing through the end of the year.

Income Taxes

Income tax expense for the third quarter of 2006 was up by 9.19% over the third quarter of 2005 and for the first nine months of 2006 was up by 5.93% over 2005. Pre-tax earnings were up by 10.79% and 6.62% for the comparative periods. The effective tax rate for the first nine months of 2006 was 32.04% as compared to 32.26% for the first nine months of 2005.

FIRST M & F CORPORATION

Assets and Liabilities

Assets at September 30, 2006 were up by 23.13% over September 30, 2005, and up by 21.16% over December 31, 2005. Excluding acquisitions, assets increased by 4.77% from September 30, 2005, and by 3.10% from December 31, 2005. Excluding acquisitions, loans grew by 6.08% from September 30, 2005. Substantially all of this growth occurred in the Madison and DeSoto county markets in Mississippi and in the Memphis metropolitan market. All of the growth in the investment portfolio was due to the two bank acquisitions. Of the acquired investment portfolios, approximately $9.276 million of investments, mostly structured notes, were eventually sold for a net loss of $2 thousand.

Excluding the effect of acquisitions, loans have grown by 5.20% during 2006. This slowed rate of growth is primarily the result of lower demand for credit. Another factor in the low loan growth rate for 2006 is the fact that the Birmingham suburban markets did not have a commercial lending staff in place prior to the February acquisition. The Company has added commercial lenders in the Alabama market and expects that loan production will begin to make a positive impact on financial performance in 2007. Loan growth in 2006 has occurred primarily in commercial and in real estate-secured commercial credits. Management expects that commercial real estate loans as well as other commercial operating loans will provide most of the loan growth for the remainder of 2006. Loans as a percent of total assets were 71.11% at September 30, 2006, as compared to 73.64% at December 31, 2005, and 74.21% at September 30, 2005. Management believes that one of the keys to the Company’s future success will be to continue to expand into markets that are vital economically and can provide high loan demand.

The following table shows loans held for investment by type as of September 30, 2006, December 31, 2005, and September 30, 2005.

	September 30, 2006	December 31, 2005	September 30, 2005

Commercial real estate	$606,293	$509,986	$483,341
Residential real estate	225,321	201,086	205,235
Home equity lines	40,509	26,080	27,181
Commercial, financial and agricultural	166,963	151,599	164,646
Consumer	46,665	41,457	42,090
Other loans	6,052	2,872	2,790

Total	$1,091,803	$933,080	$925,283

Mortgages held for sale	$3,323	$2,539	$3,674
Student loans held for sale	2,768	3,165	2,879

The following table shows the balances of loans at Columbiana Bancshares on the date of acquisition.

February 17, 2006

Commercial real estate	$48,623
Residential real estate	17,203
Home equity lines	16,198
Commercial, financial and agricultural	6,226
Consumer	10,130
Other loans	2,063

Total	$100,443

The following table shows the balances of loans at Crockett County Bancshares on the date of acquisition.

May 12, 2006

Commercial real estate	$2,478
Residential real estate	3,174
Home equity lines	—
Commercial, financial and agricultural	1,529
Consumer	2,104
Other loans	497

Total	$9,782

FIRST M & F CORPORATION

Excluding the effect of acquisitions, deposits increased by 9.34% from September 30, 2005, and by 6.70% from December 31, 2005. Most of the growth during 2006 was in interest-bearing deposits with substantially all of this growth occurring in the time deposit category. Substantially all of the deposits of acquired banks were retained, relieving the Company of any liquidity concerns during the post-acquisition months. The Company has consistently raised rates on time deposits over the course of 2006 as a response to competitive pressures. As short-term interest rates have also steadily increased during 2006, funds have moved into time deposits and away from lower yielding deposit products and annuities. During March and April, the Company had a campaign targeting the acquisition of new non-time deposit accounts. Approximately 1,500 new accounts were opened in that two month period.

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

The following table shows the deposit mix as of September 30, 2006, December 31, 2005, and September 30, 2005.

	September 30, 2006	December 31, 2005	September 30, 2005

Noninterest-bearing demand	$191,180	$164,189	$147,952
NOW deposits	239,395	192,792	204,732
Money market deposits	126,119	115,509	126,144
Savings deposits	96,001	82,512	82,341
Certificates of deposit	521,413	397,835	377,953
Brokered certificates of deposit	30,170	20,834	11,027

Total	$1,204,278	$973,671	$950,149

The following table shows the mix of deposits at Columbiana Bancshares on the date of acquisition.

February 17, 2006

Noninterest-bearing demand	$30,528
NOW deposits	35,331
Money market deposits	5,428
Savings deposits	15,784
Certificates of deposit	43,244
Brokered certificates of deposit	8,765

Total	$139,080

Public funds deposits included in above totals	$21,993

The following table shows the mix of deposits at Crockett County Bancshares on the date of acquisition.

May 12, 2006

Noninterest-bearing demand	$2,963
NOW deposits	6,468
Money market deposits	36
Savings deposits	1,782
Certificates of deposit	15,081
Brokered certificates of deposit	—

Total	$26,330

Public funds deposits included in above totals	$1,736

FIRST M & F CORPORATION

The following table shows the mix of public funds deposits as of September 30, 2006, December 31, 2005, and September 30, 2005.

	September 30, 2006	December 31, 2005	September 30, 2005

Noninterest-bearing demand	$6,180	$4,476	$4,924
NOW deposits	115,361	84,539	102,413
Money market deposits	26,155	28,772	35,354
Savings deposits	483	241	263
Certificates of deposit	46,890	47,137	37,747
Brokered certificates of deposit	1,956	428	297

Total	$197,025	$165,593	$180,998

Excluding the effect of acquisitions, other borrowings decreased by approximately $11 million during 2006 due to maturities exceeding advances on debt. The Company used its line of credit with a correspondent bank, drawing $7.4 million to fund the acquisition of Crockett County Bancshares in May 2006. In February 2006 the Company formed First M&F Statutory Trust I for the purpose of issuing corporation-obligated mandatory redeemable capital securities to third-party investors and investing the proceeds from the sale of the capital securities in floating rate junior debentures of the Company.  The $30 million in proceeds were used to fund the acquisition on February 17, 2006, of Columbiana Bancshares, Inc. The 30 year junior subordinated debentures pay interest quarterly at a rate of 6.44% fixed for five years, converting then to floating at a rate equal to three month LIBOR plus 133 basis points.  These junior subordinated debentures qualify with certain limitations as Tier 1 capital for regulatory purposes.

Equity

The Company’s and Bank’s regulatory capital ratios at September 30, 2006, as shown below are in excess of the minimum requirements and qualify the institution as “well capitalized” under the risk-based capital regulations.

	First M & F Corporation			M & F Bank

	Amount		Ratio	Amount		Ratio

Actual:
Total risk-based capital	$133,265		11.18%	$143,663		12.07%
Tier 1 capital	118,347		9.93%	128,771		10.82%
Leverage	118,347		8.05%	128,771		8.77%
For Capital Adequacy Purposes:
Total risk-based capital	95,381	>	8.00%	95,209	>	8.00%
Tier 1 capital	47,691	>	4.00%	47,604	>	4.00%
Leverage	58,791	>	4.00%	58,709	>	4.00%
To Be Well Capitalized Under Prompt Corrective Action Provisions:
Total capital				119,011	>	10.00%
Tier 1 capital				71,406	>	6.00%
Leverage				73,386	>	5.00%

The Company repurchased 40,000 shares during the first nine months of 2005 at an average price of $17.24 per share. The Company also issued 12,000 shares upon the exercise of stock options during the first nine months of 2005 at an average exercise price of $13.28 per share.  The Board authorized a new stock purchase plan in May 2005 for the purchase of up to 20,000 shares per month through May 2006.  No shares were repurchased during 2006. The Company issued 33,908 shares upon the exercise of options in the first nine months of 2006 at an average exercise price of $14.11.

FIRST M & F CORPORATION

The Company effected a 2-for-1 stock split distributed in the form of a dividend on May 15, 2006. All share and stock price related amounts for periods prior to the split have been revised to reflect the effect of the stock split. The purpose of the split was to provide more liquidity to the market for the Company’s stock. The Company’s shares, listed as FMFC on the NASDAQ Global Select Market, trade at the rate of approximately 2,300 shares per day. The Company’s price-to-earnings ratio, based upon the prior four quarters’ earnings, was 12.52 as of September 30, 2006.

Interest Rate Risk and Liquidity Management

Responsibility for managing the Company’s program for controlling and monitoring interest rate risk and liquidity risk and for maintaining income stability, given the Company’s exposure to changes in interest rates, is vested in the asset/liability committee. Appropriate policy and guidelines, approved by the board of directors, govern these actions. Monitoring is primarily accomplished through monthly reviews and analysis of asset and liability repricing opportunities, market conditions and expectations for the economy. Cash flow analyses are also used to project short-term interest rate risks and liquidity risks. Management believes, at September 30, 2006, there is adequate flexibility to alter the current rate and maturity structures as necessary to minimize the exposure to changes in interest rates, should they occur. The Company is currently in a virtually neutral gap position for assets and liabilities repricing within the next year. This generally means that for assets and liabilities maturing and repricing within the next 12 months, the Company is positioned for the same amount of assets to mature and reprice as liabilities.

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

The adequacy of the allowance for loan losses is monitored quarterly with provision accruals approved by the Board. Allowance adequacy is dependent on loan classifications by external examiners as well as by internal loan review personnel, past due loans, loan growth and loss history. The allowance as a percentage of loans at September 30, 2006, is comparable to other peer banks.

The following table shows non-performing loans and other assets of the Company:

(Amounts in thousands)

	September 30 2006	December 31 2005	September 30 2005

Nonaccrual loans	$2,949	$1,403	$1,355
Past due 90 days or more and still accruing interest	621	510	685

Total non-performing loans	3,570	1,913	2,040
Other real estate	4,090	3,042	3,228

Total non-performing assets	$7,660	$4,955	$5,268

Ratios:
Non-performing loans to loans	.33%	.20%	.22%
Non-performing assets to assets	.50%	.39%	.42%

FIRST M & F CORPORATION

Off-Balance Sheet Arrangements

The Company’s primary off-balance sheet arrangements are in the form of loan commitments and operating lease commitments. At September 30, 2006, the Company had $183.481 million in unused loan commitments outstanding. Of these commitments, $92.501 million mature in one year or less. Lines of credit are established using the credit policy of the Company concerning the lending of money.

Letters of credit are used to facilitate the borrowers’ businesses and are usually related to the acquisition of inventory or of assets to be used in the customers’ businesses. Letters of credit are generally secured and are underwritten using the same standards as traditional commercial loans. Most standby letters of credit expire without being presented for payment. However, the presentment of a standby letter of credit would create a loan receivable from the Bank’s loan customer. The Bank’s asset-based lending subsidiary uses commercial letters of credit to facilitate the purchase of inventory items by its customers. There were $186 thousand in commercial letters of credit outstanding at the end of the third quarter. At September 30, 2006, the Company had $19.514 million in financial standby letters of credit issued and outstanding.

Liabilities of $120 thousand and $164 thousand are recognized in Other Liabilities at September 30, 2006, and September 30, 2005, related to the obligation to stand ready to perform related to standby letters of credit.

The Company makes commitments to originate mortgage loans that will be held for sale. The total commitments to originate mortgages to be held for sale were $12.139 million at September 30, 2006. These commitments are accounted for as derivatives and are marked to fair value with changes in fair value recorded in mortgage income. At September 30, 2006, mortgage origination-related derivatives with positive fair values of $14 thousand were included in other assets, and derivatives with negative fair values of $20 thousand were included in other liabilities.

The Company also engages in forward sales contracts with mortgage investors to purchase mortgages held for sale. Those forward sale agreements that have a determined price and expiration date are accounted for as derivatives and marked to fair value through mortgage income. At September 30, 2006, the Company had $4.816 million in locked forward sales agreements in place. Forward sale-related derivatives with positive fair values of $8 thousand were included in other assets, and derivatives with negative fair values of $11 thousand were included in other liabilities.

In the ordinary course of business, the Company enters into rental and lease agreements to secure office space and equipment. The Company has a variety of lease agreements in place, all of which are operating leases. The largest lease obligations are for office equipment and mainframe computer systems.

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

Accounting Pronouncements

In October 2003, the FASB approved the AICPA’s issuance of SOP 03-3, “Accounting for Loans or Certain Debt Securities Acquired in a Transfer”, which modifies the accounting for certain loans that are acquired with evidence of deterioration in credit quality since origination. SOP 03-3 does not allow the excess of contractual cash flows over cash flows expected to be collected to be recognized as a yield adjustment, valuation allowance, or other loss accrual. Therefore, the yield that may be accreted is limited to the excess of cash flows expected to be collected in excess of the acquirer’s initial investment in the loan or security. SOP 03-3 is effective for years beginning after December 15, 2004. This pronouncement was adopted on January 1, 2005, and is being applied prospectively. The FDIC has also clarified that past due classifications are to be determined with reference to the contractual cash flows of the loans rather than the expected cash flows used in recording the transfer.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of these equity instruments. SFAS 123(R) requires that the cost of share-based employee compensation be recognized as an expense over the period that the employee earns the awards. The Company will use the “modified prospective” method of adopting the new standard. This method basically requires that the grant date fair value of unearned share-based compensation must begin to be recognized, starting at the adoption date and going forward. All new awards after the adoption date will be accounted for at fair value and recognized over the periods that they are earned by the employees. The adoption date for the Company would be July 1, 2005 under SFAS 123(R). In March 2005 the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) clarifying valuation and other issues related to the implementation of SFAS 123(R). In April 2005 the SEC issued guidance stating that it would allow companies to adopt SFAS 123(R) starting with fiscal years beginning after June 15, 2005, thereby delaying the Company’s adoption date to January 1, 2006. The Company adopted SFAS 123(R) on July 1, 2005.

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

FIRST M&F CORPORATION

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Generally, the entity may only recognize the benefit of tax positions that are more likely than not to be sustained upon examination. The amount of benefit recognized is the largest amount that is greater than 50% likely of being realized upon potential ultimate settlement (based upon the hypothetical tax examination and appeal process). The interpretation also provides derecognition criteria as well as guidance on how to account for potential interest and penalties. A reconciliation of the beginning to ending balance of uncertain tax positions is also required in the financial statement footnotes. The interpretation is effective for fiscal years beginning after December 15, 2006, which would make it effective as of January 1, 2007 for the Company. The Company is in the process of determining the potential impact of this interpretation on its financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement generally applies to fair value measurements required under other accounting pronouncements, resulting in a consistent definition of fair value across GAAP. This Statement establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). This Statement expands disclosures about the use of fair value to measure assets and liabilities in interim and annual reports. The disclosures focus on the inputs used to measure fair value and, for recurring fair value measurements using significant unobservable inputs (within Level 3 of the fair value hierarchy), the effect of the measurements on earnings for the period. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Therefore, the Statement would be effective for the Company beginning in 2008. The Company does not expect the adoption of this Statement to have a material impact on its financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R). This Statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (measured as the difference between plan assets at fair value and the benefit obligation) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires that defined benefit plan assets and obligations be measured as of a company’s year-end statement of financial position. This Statement also requires disclosures about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains and losses, prior service costs or credits, and transition asset or obligation. The recognition and disclosure requirements of this Statement are initially effective for the fiscal year ending after December 15, 2006. The requirement to measure plan assets and obligations as of the date of the year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not expect the adoption of this Statement to have a material impact on its financial condition or results of operations.

FIRST M & F CORPORATION

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market risk reflects the risk of economic loss resulting from changes in interest rates and market prices. This risk of loss can be reflected in either reduced potential net interest income in future periods or diminished market values of financial assets.

The Company’s market risk arises primarily from interest rate risk, which the asset/liability management committee monitors and manages on a monthly basis. The committee manages the interest rate risks inherent in the loan, investment, deposit and borrowing portfolios of the institution. The asset/liability management committee determines the risk profile of the Company and determines strategies to maintain interest rate sensitivity at a low level. As of September 30, 2006, the institution was in a virtually neutral repricing gap position.

Interest rate shock analysis shows that the Company will experience a 1.70% decrease over 12 months in its net interest income with an immediate and sustained 100 basis point decrease in interest rates. An immediate and sustained increase in rates of 100 basis points will result in a .73% increase in net interest income. Factors that influence the simulation results are (1) the assumption that floating-rate loans adjust approximately simultaneously with changes in general interest rates, (2) the assumption that core deposits such as NOW and MMDA accounts will have average lives much longer than their initial repricing periods, (3) that noninterest-bearing deposits are a stable, source of funds, and (4) the durations of mortgage-backed securities will extend during periods of rising rates and shorten during periods of falling rates.

An analysis of the change in market value of equity shows how an interest rate shock will affect the difference between the market value of assets and the market value of liabilities. With all financial instruments being stated at market value, the market value of equity will decrease by 6.39% with an immediate and sustained decrease in interest rates of 100 basis points. The market value of equity will increase by 3.11% with an immediate and sustained increase in interest rates of 100 basis points. The floating-rate loans have an offsetting effect on the typical duration changes that are driven by the other fixed-rate earning assets. A stabilizing factor in the rising rate simulation is the positive effect of noninterest-bearing deposits and the decline in fair value of the long-term borrowings.

The Company had no hedging instruments in place at September 30, 2006.

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

As of September 30, 2006 (the “Evaluation Date”), the Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in the Exchange Act Rules.  Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are sufficiently effective to ensure that material information relating to the Company and required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. During the last quarter ended September 30, 2006 there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

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

FIRST M & F CORPORATION

Date : November 8, 2006

BY:	/s/ Hugh S. Potts, Jr.	BY:	/s/ John G. Copeland

	Hugh S. Potts, Jr.		John G. Copeland
	Chairman of the Board and Chief Executive Officer		Executive Vice President and Chief Financial Officer

FIRST M & F CORPORATION

EXHIBIT INDEX

3 (A)	Articles of Incorporation, as amended. Filed as Exhibit 3 to the Company’s Form S-1 (File No. 33-08751) September 15, 1986, incorporated herein by reference.

3 (B)	Bylaws, as amended. Filed as Exhibit 3-b to the Company’s Form S-1 (File No. 33-08751) September 15, 1986, incorporated herein by reference.

10(A)	First M&F Corporation 2005 Equity Incentive Plan. Filed as Appendix A to the Company’s Proxy Statement, March 15, 2005, incorporated herein by reference

10(B)	Merchants and Farmers Bank Profit and Savings Plan, as amended. Filed as Exhibit 10(B) to the Company’s Form 10-Q on August 9, 2005, incorporated herein by reference

11	Computation of Earnings Per Share – Filed herewith as note 3 to the consolidated financial statements.

31	Rule 13a-14(a) Certification of Hugh S. Potts, Jr., Chief Executive Officer and Rule 13a-14(a) Certification of John G. Copeland, Chief Financial Officer

32	Section 1350 Certification of Hugh S. Potts, Jr., Chief Executive Officer and Section 1350 Certification of John G. Copeland, Chief Financial Officer