Form 10-K
period 2006-12-31
FIRST M&F CORP/MS
filed 2007-03-12
CIK 320387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-09424

FIRST M&F CORPORATION

(Exact name of registrant as specified in its charter)

MISSISSIPPI	64-0636653

(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

134 West Washington Street, Kosciusko, Mississippi	39090

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  662-289-5121

Securities registered under Section 12(b) of the Act:

Common Stock, $5 par value	The NASDAQ Stock Market LLC

(Title of Each Class)	(Name of Each Exchange on Which Registered)

Securities registered pursuant to section 12(g) of the Act:

None	None

(Title of Each Class)	(Name of Each Exchange on Which Registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

Based on closing sale price for shares on June 30, 2006, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $133,320,690.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common stock, $5 par value	9,172,846 Shares

Title of Class	Shares Outstanding at January 31, 2007

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement dated March 14, 2007 are incorporated by reference into Part III of the Form 10-K report.

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

The Bank was chartered and organized under the laws of the State of Mississippi in 1890, and accounts for substantially all of the total assets and revenues of the Company.  The Bank is the seventh largest bank in the state, having total assets of approximately $1.536 billion at December 31, 2006.  The Bank offers a complete range of commercial and consumer services at its main office and two branches in Kosciusko and its branches within central and north Mississippi, including Ackerman, Bruce, Brandon, Canton, Cleveland, Clinton, Durant, Flowood, Grenada, Jackson, Madison, Olive Branch, Oxford, Pearl, Philadelphia, Ridgeland, Southaven, Starkville, and Tupelo, Mississippi. The Bank also has banking locations in southwest Tennessee in Bells, Collierville, Germantown and Memphis. The Bank also has banking locations in central Alabama in Birmingham, Chelsea, Columbiana, Inverness, Pelham and Wilsonville. In November, the bank opened a full-service location in Crestview, Florida.

The Bank has six wholly-owned subsidiaries: M&F Financial Services, Inc., which is currently inactive; First M&F Insurance Company, Inc., a credit life insurance company; M&F Insurance Agency, Inc., a general insurance agency; M&F Insurance Group, Inc., a general insurance agency; Merchants and Farmers Bank Securities Corporation, a real estate property management company; and M&F Business Credit, Inc., an asset-based lending operation based in Memphis, Tennessee.  The Bank owns 55% of MS Statewide Title, LLC, a title insurance agency. The remaining 45% ownership is held by unaffiliated parties. Since March 2000, the Bank has owned 51% of Merchants Financial Services, an accounts receivable factoring business, 49% of which is owned by an unaffiliated company. The factoring business has been consolidated into the Company's financial statements for reporting purposes. Merchants Financial Services sold substantially all of its receivables to its two owners as of December 31, 2004, and has subsequently been inactive.

The banking system offers a variety of deposit, investment and credit products to customers. The Bank provides these services to middle market and professional businesses, ranging from business checking, treasury management services and secured and unsecured lines of credit. Additional services include ACH origination, sweep accounts and letters of credit.  The Bank also offers a variety of checking accounts to its customers and other services, which include debit cards and automated teller machine access through several networks, and an overdraft protection plan. Trust services are offered through the Kosciusko main office and discount brokerage services are offered through the Madison, Tupelo and Riverchase offices.

As of December 31, 2006, the Company and its subsidiary employed 570 full-time equivalent employees.

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

FIRST M&F CORPORATION AND SUBSIDIARY

Overview

In the opinion of First M&F Corporation’s management, the Company’s most significant accomplishments during 2006 were as follows:

Facilities

•	In April 2006 opened a new branch facility in Madison, Mississippi which also houses several fee generating services
•	In May 2006 opened a full service branch in Peabody Place in downtown Memphis
•	In May 2006 opened a full service branch in Collierville, Tennessee
•	In November 2006 opened a full service branch in Crestview, Florida

Earnings

•	Return on assets for 2006 was .94% while the return on equity was 11.39%. Return on assets for 2005 was 1.04% while the return on equity was 10.88%
•	Strong debit card revenue growth in excess of 45% was an encouraging component of deposit revenues
•	Mortgage banking revenues increased by 58.41% while mortgage originations increased by 20.05%
•	Retail investment brokerage revenues increased by 30.55% while fiduciary revenues increased by 24.90%
•	Property, casualty, life and health insurance commissions increased by 5.51% to $3.7 million

Other

•	In February 2006 acquired Columbiana Bancshares in Columbiana, Alabama adding approximately $195 million in assets
•	In May 2006 acquired Crockett County Bancshares in Bells, Tennessee adding approximately $34 million in assets
•	Loans held for investment, excluding the acquisitions, grew by 4.71% in 2006
•	Deposits, excluding the acquisitions, grew by 4.82% in 2006
•	Net charge offs, as a percentage of average loans, were .26% for 2006, while nonperforming loans, as a percentage of total loans, were .36% at the end of 2006

In the opinion of Management, the challenges and opportunities facing the Company going forward from December 31, 2006 are as follows:

•	To execute a sales and growth strategy in and around the Memphis, Tennessee; Birmingham, Alabama; and Crestview, Florida markets
•	Continue branch expansion in economically strong markets
•	Continue the sales and service initiative that was implemented in 2006 designed to improve customer satisfaction, improve customer retention, and grow market share
•	Continue to increase the volumes and improve the products and services delivered through the insurance agencies and focus on expanding commercial insurance delivery capabilities
•	Use core deposit growth as the primary funding source for lending activities
•	Continue to build the retail investment brokerage business by expanding coverage into new banking markets
•	Refocus efforts on building the treasury services business through expanded offerings and a new sales effort to reach north Mississippi, southwest Tennessee and central Alabama businesses
•	Continue the effort begun in 2006 to stratify, monitor and manage risks in the real estate lending portfolio
•	Contain expenses in current operations while also focusing on expansion into new locations and markets
•	Promote low-cost delivery channels such as debit cards and electronic banking that are convenient to the customers
•	Continue developing customer-friendly technologies such as deposit image capture for commercial customers, emailing of statements, and enhanced internet banking capabilities

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

As a state-chartered commercial bank, Merchants and Farmers Bank, First M&F Corporation's banking subsidiary, is subject to regulation, supervision and examination by the Mississippi Department of Banking and Consumer Finance. Merchants and Farmers Bank (the "Bank") is also subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation (the "FDIC"). State and Federal law also govern the activities in which the Bank engages, the investments it makes and the aggregate amount of loans that may be granted to one borrower.  The insurance company subsidiary of the Bank is also regulated and examined by the Insurance Department of the State of Mississippi.

The earnings of the Bank and its subsidiaries are affected by general economic conditions, management policies, changes in state and Federal legislation and actions of various regulatory authorities, including those referred to above.  The following description summarizes the significant state and Federal laws to which the Company, the Bank and subsidiaries are subject.

In 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA Patriot Act) was signed into law. The USA Patriot Act broadened the application of anti-money laundering regulations to apply to additional types of financial institutions, such as broker-dealers, and strengthened the ability of the U.S. Government to detect and prosecute international money laundering and the financing of terrorism. The principal provisions of Title III of the USA Patriot Act require that regulated financial institutions, including state member banks: (i) establish an anti-money laundering program that includes training and audit components; (ii) comply with regulations regarding the verification of the identity of any person seeking to open an account; (iii) take additional required precautions with non-U.S. owned accounts; and (iv) perform certain verification and certification of money laundering risk for their foreign correspondent banking relationships. The USA Patriot Act also expanded the conditions under which funds in a U.S. interbank account may be subject to forfeiture and increased the penalties for violation of anti-money laundering regulations. Failure of a financial institution to comply with the USA Patriot Act’s requirements could have serious legal and reputational consequences for the institution. The Bank has adopted policies, procedures and controls to address compliance with the requirements of the USA Patriot Act under the existing regulations and will continue to revise and update its policies, procedures and controls to reflect changes required by the USA Patriot Act and implementing regulations.

In July 2002, Congress enacted the Sarbanes-Oxley Act of 2002, which addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information.  Section 404 of the Sarbanes-Oxley Act requires the Company to include in its Annual Report, a report stating management’s responsibility to establish and maintain adequate internal control over financial reporting and management’s conclusion on the effectiveness of the internal controls at year end.  Additionally, the Company’s independent registered public accounting firm is required to attest to and report on management’s evaluation of internal control over financial reporting.

FIRST M&F CORPORATION AND SUBSIDIARY

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

The minimum guideline for the total capital to risk-weighted assets, including certain off-balance sheet items such as standby letters of credit ("total capital ratio") is 8.0 percent.  At least half of total capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 capital"). The remainder may consist of subordinated debt, other preferred stock, a limited amount of loan loss reserves, and unrealized gains on equity securities subject to limitations ("Tier 2 capital").  At December 31, 2006, the Company and the Bank were in compliance with the total capital ratio and the Tier 1 capital ratio requirements. Note 21 of the Notes to Consolidated Financial Statements presents the Company's and the Bank's capital ratios.

Deposit Insurance Assessments

The deposits of the Bank are insured by the FDIC up to the limits set forth under applicable law. A majority of the deposits of the Bank are subject to the deposit insurance assessments of the Bank Insurance Fund ("BIF") of the FDIC.  However, a portion of the Bank's deposits, relating to a savings association acquisition, are subject to assessments imposed by the Savings Association Insurance Fund ("SAIF") of the FDIC. The FDIC equalized the assessment rates for BIF-insured and SAIF-insured deposits effective January 1, 1997. The assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors.  Legislation was enacted in 1996 requiring both SAIF-insured and BIF-insured deposits to pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO").  The FDIC is currently assessing, effective for the first quarter of 2007, BIF- and SAIF-insured deposits totaling an additional 1.22 basis points per $100 of deposits. The Federal Deposit Insurance Reform Act of 2005 allows “eligible insured depository institutions” to share a one-time assessment credit pool of approximately $4.7 billion. Assessment credits will be applied to reduce deposit insurance assessments, not to include FICO assessments, payable after the one-time credit regulations become effective. The Bank has a credit of approximately $1.114 million available.

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

FIRST M&F CORPORATION AND SUBSIDIARY

STATISTICAL DISCLOSURE

The statistical disclosures for the Company are contained in Tables 1 through 12.

Table 1

AVERAGE BALANCE SHEETS/YIELDS

	2006			2005			2004

(Dollars in thousands)	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost

Interest-bearing bank balances	$6,538	$247	3.78%	$2,832	$76	2.68%	$3,896	$41	1.05%
Federal funds sold	12,248	543	4.43	7,566	194	2.56	11,449	113	0.99
Taxable investments	188,148	8,695	4.62	139,753	5,797	4.15	131,105	5,439	4.15
Tax-exempt investments	49,430	3,091	6.25	50,314	3,228	6.42	53,500	3,528	6.59
Loans	1,065,366	80,196	7.53	893,317	59,521	6.66	805,977	50,515	6.27

Total earning assets	1,321,730	92,772	7.02	1,093,782	68,816	6.29	1,005,927	59,636	5.93
Nonearning assets	160,283			115,272			104,262

Total average assets	$1,482,013			$1,209,054			$1,110,189

NOW & MMDA	342,049	5,811	1.70	330,566	4,618	1.40	280,291	1,913	0.68
Savings deposits	94,653	2,122	2.24	84,282	1,523	1.81	86,758	1,180	1.36
Certificates of deposit	532,041	21,710	4.08	394,344	11,587	2.94	359,318	8,643	2.41
Short-term borrowings	8,787	417	4.75	19,056	776	4.07	20,839	664	3.19
Other borrowings	186,310	9,096	4.88	117,088	4,680	4.00	118,597	4,650	3.92

Total interest-bearing liabilities	1,163,840	39,156	3.36	945,336	23,184	2.45	865,803	17,050	1.97
Noninterest-bearing deposits	184,638			140,036			123,773
Noninterest-bearing liabilities	11,247			7,959			8,618
Capital	122,288			115,723			111,995

Total avg. liabilities & equity	$1,482,013			$1,209,054			$1,110,189

Net interest margin		53,616	4.06		45,632	4.17		42,586	4.23
Less tax equivalent adjustment
Investments		1,153	0.08		1,204	0.11		1,316	0.13
Loans		114	0.01		78	0.01		88	0.01

Reported book net interest margin		$52,349	3.96%		$44,350	4.05%		$41,182	4.09%

Tax equivalent adjustments were made using a blended Federal/State rate of 37.3%.

Nonaccrual loans are included in the average loan balances.

Table 2

RATE/VOLUME VARIANCES

	2006 Compared To 2005 Increase (Decrease) Due To			2005 Compared To 2004 Increase (Decrease) Due To

(Dollars in thousands)	Volume	Yield/ Cost	Net	Volume	Yield/ Cost	Net

Interest earned on:
Interest-bearing bank balances	$120	$51	$171	$(20)	$55	$35
Federal funds sold	164	185	349	(69)	150	81
Taxable investments	2,122	776	2,898	359	(1)	358
Tax-exempt investments	(56)	(81)	(137)	(207)	(93)	(300)
Loans	12,207	8,468	20,675	5,647	3,359	9,006

Total earning assets	15,171	8,785	23,956	5,368	3,812	9,180

Interest paid on:
NOW & MMDA	178	1,015	1,193	523	2,182	2,705
Savings deposits	210	389	599	(39)	382	343
Certificates of deposit	4,832	5,291	10,123	936	2,008	2,944
Short-term borrowings	(453)	94	(359)	(65)	177	112
Other borrowings	3,073	1,343	4,416	(60)	90	30

Total interest-bearing liabilities	6,355	9,617	15,972	1,758	4,376	6,134

Change in net interest income on a tax-equivalent basis	$8,816	$(832)	$7,984	$3,610	$(564)	$3,046

The rate/volume variances are computed for each line item and are therefore non-additive.

FIRST M&F CORPORATION AND SUBSIDIARY

Table 3

SECURITIES AVAILABLE FOR SALE

	Carrying Value of Securities December 31

(Dollars in thousands)	2006	2005	2004

Securities Available For Sale
U.S. Treasury	$3,964	$3,963	$550
U.S. Government sponsored entities	110,720	69,068	61,796
Mortgage-backed securities	85,931	49,504	47,397
Obligations of states and political subdivisions	50,943	52,874	56,089
Other securities	10,270	9,662	9,822

Total securities available for sale	$261,828	$185,071	$175,654

	Amortized Cost of Securities December 31

	2006	2005	2004

Securities Available For Sale
U.S. Treasury	$4,004	$3,993	$528
U.S. Government sponsored entities	111,458	69,888	61,564
Mortgage-backed securities	86,525	50,128	46,718
Obligations of states and political subdivisions	50,938	52,549	54,274
Other securities	10,313	9,684	9,724

Total securities available for sale	$263,238	$186,242	$172,808

Table 4

MATURITY DISTRIBUTION AND YIELDS OF SECURITIES AVAILABLE FOR SALE

(Dollars in thousands)	Within One Year	Yield	After One But Within Five Years	Yield	After Five But Within Ten Years	Yield	Over Ten Years	Yield	Total	Yield

Securities Available For Sale
U.S. Treasury	$499	3.87%	$3,465	3.95%	$—	—%	$—	—%	$3,964	3.94%
U.S. Government sponsored entities	41,868	4.41	68,333	4.50	519	5.38	—	—	110,720	4.47
Mortgage-backed securities	17,835	5.04	47,679	4.86	9,722	5.27	10,695	5.57	85,931	5.03
Obligations of states and political subdivisions	12,922	6.50	33,276	6.24	4,405	5.81	340	6.77	50,943	6.27
Other debt securities	1,754	6.76	5,245	5.92	966	5.53	1,000	7.26	8,965	6.19

Total securities available for sale	$74,878	4.97%	$157,998	5.01%	$15,612	5.44%	$12,035	5.74%	260,523	5.06%
Equity securities									1,305

									$261,828

Tax equivalent adjustments were made using a blended Federal rate of 34.0% and a State rate of 5.0%. The amounts shown represent the investment portfolio as stated at amortized cost.

Non mortgage-backed securities are categorized in the earlier of their maturity dates or call dates. Mortgage-backed securities are distributed based upon their estimated average lives.

FIRST M&F CORPORATION AND SUBSIDIARY

Table 5

COMPOSITION OF THE LOAN PORTFOLIO

	2006		2005		2004		2003		2002

(Dollars in thousands)	Amount	% Of Total	Amount	% Of Total	Amount	% Of Total	Amount	% Of Total	Amount	% Of Total

Held For Investment
Commercial, financial and agricultural	$150,905	13.88%	$151,598	16.25%	$128,735	15.46%	$109,558	14.24%	$90,332	13.54%
Non-residential real estate	621,841	57.19	509,986	54.65	416,177	49.99	370,560	48.18	274,688	41.18
Residential real estate	262,047	24.10	227,166	24.35	237,746	28.56	232,437	30.22	229,315	34.38
Consumer loans	45,871	4.22	41,458	4.44	46,677	5.61	53,716	6.98	68,819	10.32
Other loans	6,350	0.59	2,872	0.31	3,151	0.38	2,885	0.38	3,836	0.58
Lease financing	269	0.02	—	—	—	—	—	—	9	0.00

Total loans	$1,087,283	100.00%	$933,080	100.00%	$832,486	100.00%	$769,156	100.00%	$666,999	100.00%

Loans held for sale	$7,263		$5,704		$12,236		$12,165		$11,747

Table 6

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

Maturity distribution of loans at December 31, 2006 (Dollars in thousands)	Within One Year	One to Five Years	After Five Years	Total

Commercial, financial and agricultural	$76,761	$72,575	$1,569	$150,905
Non-residential real estate	219,515	338,959	63,367	621,841
Residential real estate	53,991	134,570	73,486	262,047
Consumer loans	12,146	33,296	429	45,871
Other loans	1,410	1,134	4,075	6,619

Total loans	$363,823	$580,534	$142,926	$1,087,283

Rate sensitivity of loans at December 31, 2006	One to Five Years	After Five Years	Total

Fixed rate loans	$544,816	$70,923	$615,739
Floating rate loans	35,718	72,003	107,721

	$580,534	$142,926	$723,460

Table 7

NONPERFORMING ASSETS AND PAST DUE LOANS

(Dollars in thousands)	2006	2005	2004	2003	2002

Nonaccrual loans	$3,557	$1,403	$3,302	$4,517	$1,582
Restructured loans	—	—	—	—	—

Total nonperforming loans	3,557	1,403	3,302	4,517	1,582
Other real estate owned	3,135	3,042	3,314	1,282	1,430

Total nonperforming assets	6,692	4,445	6,616	5,799	3,012
Accruing loans past due 90 days or more	376	510	645	1,531	2,169

Total nonperforming assets and loans	$7,068	$4,955	$7,261	$7,330	$5,181

Interest income that would have been recorded on nonaccrual loans if they had been current and accruing	$291
Interest that was recorded in the financial statements for loans that were on nonaccrual status	$43

FIRST M&F CORPORATION AND SUBSIDIARY

Table 8

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)	2006	2005	2004	2003	2002

Balance at beginning of year	$12,449	$11,619	$10,891	$10,258	$8,426
Adjustment for purchase acquisition	2,234	—	—	—	—
Charge offs:
Commercial, financial and agricultural	(767)	(1,141)	(3,832)	(721)	(650)
Real estate – nonresidential	(282)	(182)	(312)	(318)	(332)
Real estate – residential	(1,512)	(464)	(289)	(1,120)	(474)
Consumer	(1,264)	(1,286)	(1,193)	(1,516)	(1,849)

Total	(3,825)	(3,073)	(5,626)	(3,675)	(3,305)

Recoveries:
Commercial, financial and agricultural	256	101	190	85	82
Real estate – nonresidential	228	49	24	56	37
Real estate – residential	102	152	445	27	6
Consumer	474	455	344	338	517

Total	1,060	757	1,003	506	642

Net charge-offs	(2,765)	(2,316)	(4,623)	(3,169)	(2,663)
Provision for loan losses	3,032	3,146	5,351	3,802	4,495

Balance at end of year	$14,950	$12,449	$11,619	$10,891	$10,258

Net Charge-Offs To Average Loans	0.26%	0.26%	0.58%	0.43%	0.40%

Table 9

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	December 31

(Dollars in thousands)	2006	2005	2004	2003	2002

Commercial, financial and agricultural	$7,540	$5,642	$5,224	$4,833	$3,804
Non-residential real estate	3,095	695	574	317	322
Residential real estate	1,865	1,351	1,241	330	1,048
Consumer loans	2,450	4,761	4,580	5,411	5,084

Total loans	$14,950	$12,449	$11,619	$10,891	$10,258

	December 31

Allowance As A Percentage Of Loan Type	2006	2005	2004	2003	2002

Commercial, financial and agricultural	4.79%	3.65%	3.96%	4.30%	4.04%
Non-residential real estate	0.50	0.14	0.14	0.09	0.12
Residential real estate	0.71	0.59	0.52	0.14	0.46
Consumer loans	5.34	11.48	9.81	10.07	7.39

Total loans	1.37%	1.33%	1.40%	1.42%	1.54%

	December 31
Net Charge-Offs As A Percent Of Year End Loans Outstanding, By Type
	2006	2005	2004	2003	2002

Commercial, financial and agricultural	0.32%	0.67%	2.76%	0.57%	0.60%
Non-residential real estate	0.01	0.03	0.07	0.07	0.11
Residential real estate	0.54	0.14	(0.07)	0.47	0.20
Consumer loans	1.72	2.00	1.82	2.19	1.94

Total loans	0.25%	0.25%	0.56%	0.41%	0.40%

Table 10

TIME DEPOSITS OF $100,000 OR MORE

The table below shows maturities of outstanding time deposits of $100,000 or more at December 31, 2006 (dollars in thousands):

Three months or less	$87,681
Over three months through six months	68,363
Over six months through twelve months	51,706
Over one year	43,541

Total	$251,291

FIRST M&F CORPORATION AND SUBSIDIARY

Table 11

SELECTED RATIOS

The following table reflects ratios for the Company for the last three years:

	2006	2005	2004

Return on average assets	0.94%	1.04%	0.97%
Return on average equity	11.39	10.88	9.62
Dividend payout ratio	34.12	36.79	42.19
Average equity to assets ratio	8.25	9.57	10.09

Table 12

SHORT-TERM BORROWINGS

The table below presents certain information regarding the Company’s short-term borrowings for each of the last three years:

(Dollars in thousands)	2006	2005	2004

Securities sold under agreements to repurchase
Outstanding at end of period	$6,712	$18,062	$16,808
Maximum outstanding at any month-end during the period	10,062	18,062	18,872
Average outstanding during the period	6,205	14,875	15,428
Interest paid	280	619	557
Weighted average rate during each period	4.51%	4.16%	3.61%
Federal funds purchased
Outstanding at end of period	$12,900	$—	$—
Maximum outstanding at any month-end during the period	25,000	17,400	31,900
Average outstanding during the period	2,582	4,181	5,411
Interest paid	137	157	107
Weighted average rate during each period	5.31%	3.77%	1.97%

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

General economic conditions may adversely affect our customers’ ability to meet their obligations.

A severe slowing of the economy may affect the ability of the Company’s customers to make timely loan payments, or may cause customers to use up deposit balances, thereby causing a strain on the Company’s liquidity.

The Company is subject to interest rate risk.

A much steeper than anticipated increase in interest rates or a steep decline in those rates over a short period of time could cause the Company’s net interest margins to decrease, thereby decreasing net interest revenues.

Certain changes in interest rates, inflation, or the financial markets could affect demand for the Company’s products and the Company’s ability to deliver products efficiently.

Mortgage originations, and therefore mortgage revenues, would be hurt by steeply rising interest rates.

A poor stock market could reduce brokerage transactions, therefore reducing investment brokerage revenues.

An unanticipated increase in inflation could cause the Company’s operating costs related to salaries, technology, supplies and property taxes to increase.

FIRST M&F CORPORATION AND SUBSIDIARY

The Company is subject to various litigation risks.

Unfavorable judgments in excess of accrued liabilities related to ongoing litigation may result in additional expenses.

Weather-related and other natural disasters could affect the Company’s ability to operate as well as the revenues of the insurance agencies.

Natural disasters could interrupt the ability of the Company to conduct business and could restrict our customers’ ability to generate cash flows, causing loan losses and losses of revenues.

Unanticipated catastrophic loss claims could occur that would reduce or eliminate the profit sharing revenues of the insurance agencies. Such claims may also affect the availability of insurance products for certain classes of customers, thereby reducing commission revenues available to the agencies.

The insurance market in Mississippi has been adversely impacted by litigation arising out of the aftermath of Hurricane Katrina, resulting in the exiting of certain insurance providers from the Mississippi market. This environment may result in higher insurance costs for the Company as well as for the Company’s borrowers.

The Company is subject to competition from various sources.

Unforeseen new competition from outside the traditional financial services industry could constrain the Company’s ability to price its products profitably.

The Company may terminate its pension plan within the next ten years.

Investments in the portfolio of the Company’s pension plan may not provide adequate returns to fund plan termination obligations, thus causing higher annual plan expenses and requiring additional contributions by the Company.

The Company relies on the financial markets to provide needed capital.

The Company’s stock is listed and traded on the NASDAQ Global Select Market. The Company depends on the liquidity of the NASDAQ Global Select Market to raise equity capital. If the market should fail to operate, the Company may be severely constrained in raising capital.

The Company has an analyst following, and therefore, downgrades in the Company’s prospects by an analyst may cause the Company’s stock price to fall and prevent the Company from being able to access the markets for additional capital.

The Company is subject to regulation by various entities.

The Company is subject to the regulations of the Securities Exchange Commission (SEC), the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Mississippi Department of Banking and Consumer Finance, and the Mississippi Department of Insurance. New regulations issued by these agencies may adversely affect the Company’s ability to carry on its business activities.

The Company is subject to Federal and state laws and regulations such as labor, tax and environmental laws and regulations. Changes in these laws and regulations may adversely affect the Company’s operations or result in unanticipated penalties or other costs.

The Company is subject to the accounting rules and regulations of the SEC and the Financial Accounting Standards Board.

The Company may become subject to accounting rules that adversely affect the reported financial position or results of operations of the Company, or that require extraordinary efforts and additional costs to implement.

The Company engages in acquisitions of other businesses.

The Company considers acquisitions of other banks and other types of related businesses as opportunities arise. The Company must raise capital for any future acquisitions. If the Company’s stock price is unattractive, then the Company may not be able to enter into a share exchange or will have to do so at a disadvantageous exchange ratio. This could cause undesirable dilution to the existing shareholders. If the Company finances acquisitions with cash, then the acquired company will need to produce sufficient cash flows to repay the debt incurred. Otherwise, the Company could experience financial distress or may be unable to meet its regulatory capital ratio requirements.

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

The Bank owns its main office building and 39 of its branch facilities and leases seven of its locations. The Bank’s insurance agency subsidiary owns four of its locations and leases one. The Bank’s asset-based lending subsidiary leases one office.  The facilities occupied under lease agreements have terms which range from month to month to five years. It is anticipated that all leases will be renewed.

LEGAL PROCEEDINGS

Cases involving over 200 plaintiffs were filed over a three year period. These suits, alleging wrongful assessment of amounts related to credit insurance, were filed in Holmes County. In December 2006 substantially all of the cases were settled. The settlement was paid out of accrued funds. The Company’s insurance provider is expected to reimburse most of the settlement and legal costs related to these cases. The settlement did not have a material adverse effect on the Company’s financial condition or results of operations.

Additionally, the Company and its subsidiaries are defendants in various other lawsuits arising out of the normal course of business. In the opinion of management, the ultimate resolution of this category of claims should not have a material adverse effect on the Company’s consolidated financial position or results of operations.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a shareholder vote during the fourth quarter of 2006.

FIRST M&F CORPORATION AND SUBSIDIARY

PART II

MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Effective September 1, 1996, the Company's common stock was listed with the National Association of Securities Dealers, Inc. Automated Quotation National Market System (NASDAQ) and became subject to trading and reporting over the counter with most securities dealers. Effective July 1, 2006 the Company was listed on the NASDAQ Global Select Market.

At December 31, 2006, there were 1,219 shareholders of record of the Company's common stock.  On December 31, 2006, the Company's stock closed at $19.59 per share.

The following table summarizes the trading ranges and dividend payouts for the two years ended December 31, 2006.

	Quarterly Closing Common Stock Price Ranges and Dividends Paid

	First	Second	Third	Fourth

2006:
High	$18.00	$21.53	$20.75	$19.75
Low	17.00	17.31	17.52	17.60
Close	17.40	19.76	18.28	19.59
Dividend	.13	.13	.13	.13

2005:
High	$17.98	$17.88	$17.77	$17.64
Low	16.13	15.75	16.54	16.34
Close	17.07	17.12	17.63	16.86
Dividend	.13	.13	.13	.13

The following table summarizes stock and dividend performance ratios for the five years ended December 31, 2006.

	Stock and Dividend Performance

	2006		2005		2004		2003		2002

Price/earnings ratio	12.72	x	12.04	x	14.28	x	16.06	x	12.50	x
Price/book value ratio	1.38	x	1.29	x	1.36	x	1.56	x	1.18	x
Book value/share	$14.15		$13.06		$12.48		$12.12		$11.80
Dividend payout ratio	33.77%		36.79%		42.19%		42.37%		45.05%
Historical dividend yield	3.08%		3.04%		2.64%		3.60%		4.88%

On May 11, 2005 the Board authorized a program to repurchase up to 10,000 shares of common stock per month in the open market over a twelve month period beginning on May 15, 2005 and ending on May 14, 2006.

The Company did not repurchase any shares during 2006 and the Board did not extend the repurchase program that expired on May 14, 2006.

FIRST M&F CORPORATION AND SUBSIDIARY

The following table provides information regarding securities issued under our equity compensation plans that were in effect during 2006.

	Plan Name	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance

Equity compensation plans approved by security holders	1999 Stock Option Plan	183,462	$15.53	—
	2005 Equity Incentive Plan	3,000	19.06	579,234
Equity compensation plans not approved by security holders	None	—	—	—

Total		186,462	$15.59	579,234

In April 2005 the 2005 Equity Incentive Plan was approved by a shareholder vote and replaced the 1999 Stock Option Plan.

In 2006, under the 2005 Equity Incentive Plan, the Company issued to a senior officer 4,000 shares of restricted stock that vest in terms of from one to three years at a weighted average fair value at the date of grant of $19.59. Also in 2006, under the 2005 Equity Incentive Plan, the Company issued 3,000 shares of stock options to directors with a grant date strike price of $19.06, which was the grant date fair value of the underlying stock.

Five Year Shareholder Return Comparison

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on the Company’s Common Stock against the cumulative total return of the NASDAQ Market US Index and the NASDAQ Bank Index which consists of the period of five (5) years beginning in 2001.

	12/01	12/02	12/03	12/04	12/05	12/06

First M&F Corporation	100.00	140.80	197.83	182.13	186.86	223.43
NASDAQ Composite	100.00	71.97	107.18	117.07	120.50	137.02
NASDAQ Bank	100.00	59.14	89.11	103.85	130.57	166.05

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

FIRST M&F CORPORATION AND SUBSIDIARY

SELECTED FINANCIAL DATA

(Thousands, except per share data)	2006	2005	2004	2003	2002

EARNINGS
Interest income	$91,505	$67,534	$58,232	$58,091	$62,025
Interest expense	39,156	23,184	17,050	17,857	23,702
Net interest income	52,349	44,350	41,182	40,234	38,323
Provision for loan losses	3,032	3,146	5,351	3,802	4,495
Noninterest income	19,853	16,539	15,226	14,184	13,936
Noninterest expense	48,631	39,141	36,994	34,732	33,094
Income taxes	6,604	6,004	4,075	4,748	4,247
Noncontrolling interests	10	6	(787)	244	188
Net income	$13,925	$12,592	$10,775	$10,892	$10,235
Net interest income, taxable equivalent	$53,616	$45,632	$42,586	$41,747	$39,964
Cash dividends paid	$4,751	$4,648	$4,535	$4,604	$4,610
PER COMMON SHARE
Net income (basic)	$1.54	$1.40	$1.19	$1.18	$1.11
Cash dividends paid	.52	.52	.50	.50	.50
Book value	14.15	13.06	12.48	12.12	11.80
Closing stock price	19.59	16.86	16.93	18.95	13.88
SELECTED AVERAGE BALANCES
Assets	$1,482,013	$1,209,054	$1,110,189	$1,061,937	$1,023,046
Earning assets, amortized cost	1,321,730	1,093,782	1,005,927	963,903	930,217
Loans held for investment	1,056,899	884,232	794,010	720,955	652,098
Investments, amortized cost	237,578	190,067	184,605	207,427	250,687
Total deposits	1,153,381	949,228	850,140	835,370	816,630
Equity	122,288	115,723	111,995	110,908	104,954
SELECTED YEAR-END BALANCES
Assets	$1,540,275	$1,267,118	$1,142,712	$1,078,298	$1,037,135
Earning assets, carrying value	1,360,064	1,128,101	1,027,056	970,388	933,739
Loans held for investment	1,087,283	933,080	832,486	769,156	666,999
Investments, carrying value	261,828	185,071	175,654	187,577	236,110
Total deposits	1,185,982	973,671	877,264	820,226	824,024
Equity	128,047	117,377	112,468	110,679	108,210
SELECTED RATIOS
Return on average assets	0.94%	1.04%	0.97%	1.03%	1.00%
Return on average equity	11.39	10.88	9.62	9.82	9.75
Average equity to average assets	8.25	9.57	10.09	10.44	10.26
Dividend payout ratio	33.77	36.79	42.19	42.37	45.05
Price to earnings (x)	12.72x	12.04x	14.28x	16.06x	12.50x
Price to book (x)	1.38	1.29	1.36	1.56	1.18

FIRST M&F CORPORATION AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

Management of the Company evaluates many factors in determining the estimate for the allowance for loan losses. Management reviews loan quality on an ongoing basis to determine the collectibility of individual loans and reflects that collectibility by assigning loan grades to individual credits. The grades will generally determine how closely a loan will be monitored on an ongoing basis. A customer’s payment history, financial statements, cash flow patterns and collateral, among other factors, are reviewed to determine if the loan has potential losses.   Such information is used to determine if loans are impaired and to group unimpaired loans into risk pools.  A loan is impaired if management estimates that it is probable that the Company will be unable to collect all contractual payments due.  Impairment estimates may be based on discounted cash flows or collateral.  Historical loan losses by loan type and loan grade are also a significant factor in estimating future losses when applied to the risk pools of unimpaired loans.  Various external environmental factors are also considered in estimating the allowance. Concentrations of credit by loan type and collateral type are also reviewed to estimate exposures and risks of loss. General economic factors as well as economic factors for individual industries or factors that would affect certain types of loan collateral are reviewed to determine the exposure of loans to economic fluctuations. The Company has a loan review department that audits types of loans as well as geographic segments to determine credit problems and loan policy violations that require the attention of management. All of these factors are used to determine the adequacy of the allowance for loan losses and adjust its balance accordingly.

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

Management’s estimates are based upon their judgment concerning future events and their potential exposures. However, there can be no assurance that future events, such as changes in a regulator’s position or court cases will not differ from management’s assessments. When management, based upon current facts and expert advice, believes that a loss is probable and reasonably estimable, it accrues a liability in the consolidated financial statements. That liability is adjusted as facts and circumstances change and subsequent assessments produce a different estimate.

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

SUMMARY

Net income for 2006 was $13.925 million, or $1.54 basic and $1.53 diluted per share as compared to $12.592 million, or $1.40 basic and diluted per share in 2005 and $10.775 million, or $1.19 basic and $1.18 diluted per share in 2004. Major factors contributing to the increased earnings were (1) the acquisitions of Columbiana Bancshares and Crockett County Bancshares, (2) continued sound asset quality that resulted in .26% in net charge-offs as a percentage of average loans for 2005 and 2006 and (3) noninterest revenue growth, especially related to mortgage revenues, as compared to 2005. The improved earnings in 2005 over 2004 resulted mainly from loan growth and noninterest revenue growth. The Company’s stock buy-back program throughout 2004 and through the first half of 2005 contributed positively to the increased earnings per share in 2005 over 2004.

In the first quarter of 2006 the Company closed its acquisition of Columbiana Bancshares, adding six locations in central Alabama. In April the Company opened a full-service branch in Madison, Mississippi. In May the Company completed its acquisition of Crockett County Bancshares. Subsequent to the acquisition, the Company converted its loan production office in Germantown, Tennessee, to a full-service bank, as well as opened two additional banking offices in the Memphis metropolitan area. In November the Company acquired a Florida banking charter and opened a full-service bank in Crestview, Florida. The Company expects to complete the construction of additional branches in Madison and Rankin counties in Mississippi in late 2007.

In the third quarter of 2005 the Company completed construction of a branch facility in Southaven. The Company also substantially completed a financial service office complex in Madison which was opened in April of 2006. The building houses a branch facility as well as several fee-generating businesses.

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

During the third quarter of 2006, the Company began clearing items through check image exchange, which allows images of checks to be processed rather than handling the actual checks. The Company plans to roll out a remote deposit image capture technology in which commercial customers may electronically deposit images of items rather than having to make physical deposits at the branches. During 2006 the Company developed technology to allow the emailing of bank statements to customers.

FIRST M&F CORPORATION AND SUBSIDIARY

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

Total assets increased by 21.56% in 2006, ending the year at $1.540 billion. Total assets increased by 10.89% in 2005, ending the year at $1.267 billion. Total assets increased by 5.97% in 2004 to end the year at $1.143 billion. The compounded annual growth rate for total assets for the last five (5) years was 8.63%, while the compounded growth rate for deposits was 7.75%.

EARNING ASSETS

The average earning asset mix for 2006 was 80.61% in loans, 17.97% in investments, and 1.42% in short-term funds. The average earning asset mix for 2005 was 81.67% in loans, 17.38% in investments and .95% in short-term funds. The average earning asset mix for 2004 was 80.12% in loans, 18.35% in investments, and 1.53% in short-term funds. Excluding acquisitions, loans held for investment grew by 4.71% in 2006, while deposits grew by 4.82%. Loans held for investment grew by 12.08% in 2005 while deposits grew by 10.99%. Loans held for investment grew by 8.23% in 2004 while deposits grew by 6.95%. A significant factor influencing the lower loan growth in 2006 was a higher interest rate environment. The prime rate on loans increased from 5.25% at December 31, 2004 to 8.25% at December 31, 2006. During that same period, short-term rates increased by approximately 275 basis points. The following table shows the volume changes in loans and deposits over the last three years.

	2006	2005	2004

Net increase in loans	$43,977	$100,594	$63,330
Net increase in deposits	46,901	96,407	57,038
Ratio of loan growth to deposit growth	93.77%	104.34%	111.03%

The change in 2006 excludes the effect of acquisitions.

Loan growth for 2006 was made up primarily of real estate loans, while loan growth for 2005 was due to growth of commercial and real estate loans. Excluding acquisitions commercial loans decreased by 5.57% in 2006, grew by 17.76% in 2005 and grew by 17.50% in 2004. The asset-based lending operation in Memphis, M&F Business Credit, Inc., accounted for 20.51% of the increase in commercial loans during 2005 and 49.64% of that increase in 2004, but was relatively flat in 2006. Commercial real estate-secured loans, excluding the effect of acquisitions, grew by 11.84% in 2006 and grew by 25.39% in 2005 after growing by 8.70% in 2004. In 2006 the strongest loan growth occurred in the Memphis metropolitan area and DeSoto County. Loan growth in 2005 occurred primarily in Madison, Rankin and DeSoto Counties and in the college markets of Oxford and Starkville. The Company maintains strict credit policies related to collateral and underlying cash flow requirements in making loans to small businesses. However, the strength of the Madison, Hinds, Lee and DeSoto County economies has provided growth opportunities for the Company in its expansion efforts. The Company expects its expansion efforts in Memphis, Tennessee, in and around Birmingham, Alabama, and in northwest Florida to provide significant growth prospects in the future. Consumer loans decreased by 18.86% in 2006, by 11.18% in 2005, and by 13.10% in 2004, excluding the effect of acquisitions. Consumer loan growth has been problematic for the Company since exiting the indirect automobile lending business in 2000. Home equity loans, excluding acquired loans, were down in 2006 and flat for 2005 after growing by 8.95% in 2004. The commercial lending staff has been increased since 2002 in an effort to grow commercial and real estate-secured commercial loans, and the Company looks to the small business market for loan as well as deposit growth. The Company’s strategy is to continue to grow the loan portfolio in the stronger economic markets. The Company expects to strengthen its current operations in Madison and Rankin Counties with continued branch expansion efforts. The Company also expects to expand its lending efforts and physical presence in Memphis, Tennessee and its surrounding areas as well as in the Birmingham, Alabama market and in its newest market in Florida.

FIRST M&F CORPORATION AND SUBSIDIARY

INVESTMENT SECURITIES

The Company’s investment portfolio increased by 41.47% in 2006, increased by 5.36% in 2005, and decreased by 6.36% in 2004. The 2006 growth, excluding portfolios acquired, was 12.89%. In 2006 the Company purchased $36.8 million in U.S. Government sponsored entity securities and $34.0 million in mortgage-backed securities. The U.S. Government sponsored entity security purchases, occurring primarily during the first half of 2006, were funded by a mix of cash flows from maturities and from deposit growth. The mortgage-backed security purchases, occurring primarily during the fourth quarter of 2006, were funded by a mix of principal payment cash flows and Federal Home Loan Bank borrowings. The purpose of the mortgage-backed security purchases was to take advantage of attractive yield spreads at the time. In 2005 the Company purchased $53.7 million in U. S. Government sponsored entity securities to replace $44.0 million of maturities and to create a liquidity portfolio primarily for public funds deposit demands. The Company also purchased $19.0 million in mortgage-backed securities with funds obtained through deposit growth and other mortgage-backed securities principle payments of $15.6 million. The mortgage-backed securities were purchased mainly for their attractive yields and secondarily for the liquidity provided through the monthly principal payments. The Company sold approximately $6.6 million in mortgage-backed securities in a restructuring transaction during the first quarter of 2004 and reallocated the proceeds to corporate debt and debt collateralized by trust preferred securities. The Company purchased approximately $20.5 million of mortgage-backed securities during 2004, offsetting the effect of the year’s monthly principal pay-downs. The 2004 decrease in securities was used primarily for lending purposes, and was provided equally by calls and maturities of Government sponsored entity securities and securities of municipalities. As of December 31, 2006, municipal securities represented 19.46% of total debt securities as compared to 28.22% at December 31, 2005 and 31.41% at December 31, 2004. The Company uses investments in municipal securities for their tax benefits and also to take advantage of local investment opportunities.

DEPOSITS AND BORROWINGS

Deposits increased by 4.82% in 2006, excluding acquisitions, increased by 10.99% in 2005, and increased by 6.95% in 2004. Consumer and commercial deposits, excluding acquisitions, increased by 8.83% in 2006 and by 11.17% in 2005. Public funds, deposits of states and local municipalities, decreased by 14.80%, excluding acquisitions, in 2006 and grew by 10.12% in 2005. Attala, Bolivar, DeSoto, and Lafayette Counties provided the majority of the consumer and commercial deposit growth during 2006. However, most of the markets that the Company is in experienced deposit growth during 2006. Consumer and commercial noninterest-bearing deposits decreased by $17.809 million while NOW and MMDA balances increased by $14.047 million. The largest source of deposit funds for 2006 was commercial and consumer certificates of deposit which increased by $76.277 million. Public funds certificates of deposit provided $15.076 million in growth during 2006. Public funds balances in NOW and MMDA accounts decreased by $41.251 million during 2006 as contractual relationships matured. The commercial and consumer deposit growth during 2005 occurred in the Madison, Rankin and Hinds County markets as well as in the Oxford and Tupelo markets. A new deposit acquisition campaign between February and June 2005, primarily targeting checking and savings deposits, generated 4,601 new accounts and average new deposit balances of $17.778 million. Much of the public funds growth occurred in the first quarter of 2005 primarily in NOW and MMDA balances with one large relationship providing over half of that growth. Retail and commercial deposits increased by $81.207 million during 2005 with certificates of deposit representing $42.661 million of the growth. The large growth in public funds deposits is a natural trend that occurs during the early months of the year as tax receipts are collected. The funds generally move out during the summer months as spending occurs. In the NOW account category, the Company saw its new eRate Plus account, an account designed for electronic transactions, provide 91.90% of the consumer and commercial deposit growth in 2005. In noninterest-bearing checking accounts, consumer and commercial accounts increased by 20.52% in 2005 and by 11.84% in 2004. As interest rates increased from 2004 through 2006, certificates of deposit became more attractive. Certificates of deposit grew by 6.87% in 2005 as consumer and commercial balances increased and public fund balances decreased. The Company also used special certificate of deposit promotions in 2005 and 2006 to attract consumer funds. The Company used brokered deposits as an alternative to borrowings to provide funding for the loan growth that occurred in 2004 and 2005. Core deposit growth is expected to be a primary component of the Company’s funding in the foreseeable future. The Company’s business development strategy includes the acquisition of noninterest-bearing and interest-bearing demand deposits held by customers who primarily use the Company as a source of credit.

FIRST M&F CORPORATION AND SUBSIDIARY

The following table shows the deposit mix for the latest three year ends.

(Dollars in thousands)	December 31, 2006	December 31, 2005	December 31, 2004

Noninterest-bearing demand	$180,273	$164,189	$137,728
NOW deposits	199,666	192,792	149,572
Money market deposits	128,694	115,509	122,409
Savings deposits	94,815	82,512	85,342
Certificates of deposit	547,513	397,835	372,262
Brokered certificates of deposit	35,021	20,834	9,951

Total	$1,185,982	$973,671	$877,264

The following table shows the mix of public funds deposits as of the last three year ends.

(Dollars in thousands)	December 31, 2006	December 31, 2005	December 31, 2004

Noninterest-bearing demand	$4,733	$4,331	$5,089
NOW deposits	73,899	84,539	59,241
Money market deposits	17,953	28,772	21,394
Savings deposits	393	241	299
Certificates of deposit	65,936	47,137	64,225
Brokered certificates of deposit	1,779	428	—

Total	$164,693	$165,448	$150,248

Other borrowings increased by 12.03% in 2006 after increasing by 15.29% in 2005 and by 5.58% in 2004. The Company used other borrowings as a source of liquidity for 2004 through 2006. Borrowings in 2006 were used to fund public deposit maturities as well as to fund fourth quarter investment purchases. Borrowings in 2005 were generally used to fund loans in the two to five year maturity ranges. As the loan portfolio has become a larger percentage of the assets of the Company, borrowings have been used to fund those increases that are beyond the deposit growth and ordinary investment portfolio maturities. Borrowing increases that occurred during 2004 were generally paid off with deposit growth that occurred during the third and fourth quarters. The Company uses wholesale funding sources such as the Federal Home Loan Bank to provide the liquidity needed for loan growth. However, the long-term strategy of the Company is to primarily fund loan growth through deposit growth first, with borrowings used when deposit funding is uneconomical or is insufficient in volume.

The Company issued $30.928 million in junior subordinated debt related to a trust-preferred security financing in February 2006. The proceeds were used to acquire Columbiana Bancshares. The debt has a fixed rate for five years and a LIBOR-based floating rate for an additional fifteen years. The subordinated debt, net of the Company’s investment in the financing entity, is treated as Tier 1 capital for regulatory reporting purposes. The Company expects to have sufficient cash flows to retire the debt according to its contract.

LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT

Liquidity is the ability of a bank to convert assets into cash and cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Company’s ability to meet day-to-day cash flow requirements of customers, whether they wish to withdraw funds or to borrow funds to meet their capital needs. Historically, deposit growth has been sufficient to provide for the Company’s liquidity needs. In 2003 the Company used low-cost Federal Home Loan Bank borrowings to fund loan growth when deposit volumes were decreasing. This trend continued to a much lesser extent during 2004 and through 2006. The Company has sufficient lines available through the Federal Home Loan Bank and correspondent banks to meet all anticipated liquidity needs. However, it is the Company’s strategy to balance the use of deposits and debt as funding sources for asset growth.

From August of 2002 through May of 2006, the Company had a general purpose stock repurchase plan in effect. Share repurchases ended in 2005, and the Company did not have any plan in effect beyond May 2006. During 2004, the Company issued 81,442 shares related to stock option exercises, at an average price of $13.27 per share. During 2005, the Company issued 12,000 shares related to stock option exercises, at an average price of $13.28 per share. During 2006, the Company issued 55,908 shares related to stock option exercises, at an average price of $14.12 per share.

The resulting debt from the repurchase programs will be paid off through dividends received by the Company from Merchants and Farmers Bank. The repurchase programs have not had any negative effect on liquidity.

FIRST M&F CORPORATION AND SUBSIDIARY

The following table shows the stock repurchase activity for 2003 through 2005.

	2003 Plan Target of 480,000		2004 Plan Target of 240,000		2005 Plan Target of 240,000		Totals

Year Purchased	Shares Purchased	Average Price	Shares Purchased	Average Price	Shares Purchased	Average Price	Shares Purchased	Average Price

2003 (1)	60,000	$15.13	—	$—	—	$—	60,000	$15.13
2003	270,000	16.65	—	—	—	—	270,000	16.65
2004	73,000	17.85	120,000	16.71	—	—	193,000	17.14
2005	—	—	20,000	17.12	20,000	17.37	40,000	17.24

Plan Total	403,000	$16.64	140,000	$16.77	20,000	$17.37	563,000	$16.70

(1)	Purchases made in 2003 under the 2002 repurchase plan.

Purchases of stock outside of the formally announced plans amounted to 9,708 shares at an average price of $15.85 during 2003 and 6,200 shares at an average price of $16.92 during 2004.

Interest rate sensitivity is a function of the repricing characteristics of the Company’s portfolio of assets and liabilities. Interest rate sensitivity management focuses on repricing relationships of these assets and liabilities during periods of changing market interest rates. Management seeks to minimize the effect of interest rate movements on net interest income. The asset-liability management committee monitors the interest-sensitivity gap on a monthly basis. During 2005 and 2006 the Company maintained its interest rate sensitivity at a slightly negative repricing gap. This means that, over the term of one year, more liabilities are scheduled to reprice than the amount of assets that are scheduled to reprice.  During 2006, the Company increased the negative repricing gap, making the balance sheet more sensitive to changes in interest rates. At the end of 2006 the one-year repricing gap stood at -5.43% as compared to -2.76% at the end of 2005. The increase in the one-year repricing gap from 2005 to 2006 was largely due to the continuing migration of customers to shorter-term time deposits, partially offset by a lengthening of  the maturity of wholesale funding and somewhat increased by the lengthening of the duration of fixed rate loans.

CAPITAL RESOURCES

Capital adequacy is continuously monitored by the Company to promote depositor and investor confidence and provide a solid foundation for future growth of the organization. The Company has kept the dividend payout ratio between 34% and 45%, ending 2006 with a 34.12% ratio, ending 2005 with a ratio of 36.79% and ending 2004 with a ratio of 42.19%. The high payout percentage prior to 2005 was due to the lower than historical earnings per share, as the five-year compounded growth rate for earnings per share through 2004 was 1.87%. The Company maintained a $.50 annual dividend rate for 1999 through the first quarter of 2005. The dividend rate was changed to $.52 annually during the second quarter of 2005. The ratio of capital to assets stood at 8.31% at December 31, 2006, 9.26% at December 31, 2005 and 9.84% at December 31, 2004, with risk-based capital ratios well in excess of the regulatory requirements. The Company has sufficient lines of credit at commercial banks to raise additional funds if needed. The Company’s stock is publicly traded on the NASDAQ Global Select Market, also providing an avenue for additional capital if it is needed.

The Company’s regulatory capital ratios for 2005 and 2006 are summarized in Note 21 of the audited financial statements included in Item 8, Financial Statements and Supplementary Data, in this Form 10-K.

FIRST M&F CORPORATION AND SUBSIDIARY

RESULTS OF OPERATIONS

The following table shows performance ratios for the last three years:

	2006	2005	2004

Net interest margin	4.06%	4.17%	4.23%
Efficiency ratio	66.19	62.96	63.99
Return on assets	0.94	1.04	0.97
Return on equity	11.39	10.88	9.62
Noninterest income to avg. assets	1.34	1.37	1.37
Noninterest income to revenues (1)	27.02	26.60	26.34
Noninterest expense to avg. assets	3.28	3.24	3.33
Salaries and benefits to total noninterest expense	56.73	58.09	55.92
Contribution margin (2)	62.45	63.43	64.22
Nonperforming loans to loans	0.36	0.20	0.47
Net charge-offs as a percent of average loans	0.26	0.26	0.58

(1)	Revenues equal tax-equivalent net interest income before loan loss expense, plus noninterest income.
(2)	Contribution margin equals revenues minus salaries & benefits, divided by revenues.

The following table shows revenue related performance statistics for the last three years:

(Dollars in thousands)	2006	2005	2004

Mortgage originations	$69,258	$57,691	$61,632
Commissions from annuity sales	153	324	401
Trust and retail investment revenues	616	484	433
Revenues per FTE employee	134	133	128
Agency commissions per agency FTE employee (1)	87	79	76

(1)	Agency commissions are property, casualty, life and health commissions produced by the insurance agency personnel.

Net Interest Income

Net interest income was $52.349 million in 2006 as compared to $44.350 million in 2005 and $41.182 million in 2004. Net interest income for 2006 was affected positively by an increase in average earning assets of 20.84% and was affected negatively by a decrease in the spread between yields on assets and costs of liabilities of 18 basis points. Average earning asset growth resulted from 13.99% in growth through acquisitions and 6.85% in organic growth. Another factor that negatively influenced the net interest margin during 2006 was the growth in interest-bearing liabilities. Excluding acquisitions, average interest-bearing liabilities increased by $88.747 million while average earning assets increased by $74.921 million. Earning asset yields increased to 7.02% in 2006 from 6.29% in 2005. Costs of liabilities increased to 3.36% in 2006 from 2.45% in 2005. Within the earning asset category, loan yields improved the most, growing by 87 basis points from 2005 to 2006. Within the interest-bearing liability category, certificates of deposit showed the largest increase, growing by 114 basis points from 2005 to 2006. The inverted yield curve was a contributing factor to the pricing pressures that resulted in the decreased net interest spread during 2006. The 2005 improvement was the result of growth in average loans of 10.84% over 2004 and an increase in tax-equivalent loan yields to 6.66% from 6.27% in 2004. Deposit costs increased to 2.19% in 2005 from 1.62% in 2004. The improvement in loan yields resulted from the general increase in interest rates during 2004 and 2005, but more importantly, floating rate loans outstanding increased by 22.90% during 2005. Loans grew as a component of earning assets as the percentage of average loans to average earning assets increased to 81.67% in 2005 from 80.12% in 2004. The impact of loan volumes and yields in 2005 offset the negative effect of the increased total cost of funds, which moved from 1.97% in 2004 to 2.45% in 2005. Although the cost of funds increased by 48 basis points, the net interest margin decreased only five basis points to 4.17% in 2005. The 2004 improvement was the result of decreases due to the decrease in net interest spreads from 4.07% in 2003 to 3.96% in 2004, offset by increases due to a 9.77% increase in average loan balances from 2003 to 2004. Another factor that reduced the negative impact of falling asset yields from 2002 to 2004 was the growth in noninterest-bearing deposits. Average noninterest-bearing deposits represented 12.51% of total funding during 2004 as compared to 11.41% during 2003. Earning asset yields decreased by 25 basis points from 2003 to 2004 while funding costs decreased by 17 basis points. Competition for loans kept new loan yields in 2005 from increasing as quickly as general interest rates did in 2004. However, economic growth in 2005 resulted in a growing demand for loans, easing some of the competitive pricing pressures. There was also a delayed reaction of floating rate loan repricing in 2005 as compared to changes in the prime rate due to the volume of loans that had contractual floor rates that were above the 2004 prime rates, and therefore did not reprice until late in 2004 and into 2005.

FIRST M&F CORPORATION AND SUBSIDIARY

Provision for Loan Losses

During 2006 the Company’s provision decreased to $3.032 million after decreasing to $3.146 million in 2005 from $5.351 million in 2004. The reduced accruals in 2005 and 2006 were the result of improved credit quality as the ratio of net charge-offs to average loans fell to .26% in 2005 and 2006 from .58% in 2004. Nonperforming loans as a percentage of total loans increased to .36% at the end of 2006 from .20% at the end of 2005.  Nonperforming loans as a percentage of total loans were .47% at the end of 2004. Approximately $3.131 million of the 2004 loan loss accruals related to Merchants Financial Services Group (MFS), of which the Company is a 51% owner. MFS, an accounts receivable factoring company, incurred the losses primarily in one account. MFS sold substantially all of its accounts receivable to its two owners at the end of 2004. The Company received approximately $2.020 million in receivables in the transfer. Loans past due for over 90 days received in the transfer amounted to $311 thousand. Net charge-offs for 2004 were $4.623 million, which included $3.283 million of losses at MFS. The strategy of the Company is to maintain credit quality at levels that limit net charge-off percentages to no more than .30% to .35%. The net charge-off percentage in 2004 would have been .17%, excluding the loss at MFS. Nonaccrual loans as a percentage of total loans were .32% at the end of 2006, .15% at the end of 2005, and .39% at the end of 2004. Management maintains a conservative approach to classifying loans internally for purposes of determining needed loan loss allowances. The percentage of allowance for loan loss to total loans held for investment was 1.37% at December 31, 2006, 1.33% at December 31, 2005, and 1.40% at December 31, 2004.

Noninterest Income

Noninterest income increased by 20.04% in 2006, by 8.62% in 2005 and by 7.35% in 2004. Deposit income increased by 22.69% after increasing by 12.33% in 2005, and increasing by .23% in 2004. The 2006 improvement was due to a 13.57% increase in the number of noninterest-bearing accounts through acquisitions, a 45.55% increase in debit card revenues and a 21.20% increase in overdraft fee revenues. The 2005 improvement was due to growth in overdraft fee revenues of 14.68% over 2004 and growth in debit card revenues of 46.71% over 2004. The lack of growth in deposit revenues in 2004 was due mainly to low insufficient check volumes. Debit card revenues more than doubled in 2004, partially offsetting the decrease in other deposit revenues.  Mortgage banking income increased by 58.41% in 2006 after increasing by 2.24% in 2005 and decreasing by 14.77% in 2004. After spiking during the summer months of 2006, mortgage rates fell significantly to end 2006 at 4 basis points lower than at the end of 2005. Additions to the originations staff, as well as the favorable interest rate move, resulted in the 2006 increase in mortgage income. Rising interest rates during 2004 and 2005 reduced the activity resulting from mortgage refinancings. The presence of mortgage originators in economically strong markets such as Madison, DeSoto, Rankin and Lee counties in Mississippi and the Birmingham, Alabama market helps to maintain origination volumes. Agency commissions continued to grow in 2006 as in 2005 and 2004 as the Company continued its efforts to place insurance agents in branch locations and to build relationships with the Bank’s retail and commercial sales associates.  Annuity commissions decreased by 52.79% in 2006, decreased by 19.13% in 2005 and grew by 75.97% in 2004. Property, casualty, life and health commissions increased by 5.51% in 2006, by 3.31% in 2005 and by 4.65% in 2004. Pricing in the property and casualty industry became more competitive in and subsequent to 2004 after having been high in 2003 and 2002. Trust and brokerage income increased by 27.32% in 2006, by 11.78% in 2005 and by 39.68% in 2004. The Company has committed to building the Trust and retail investment businesses and added additional licensed brokers to the retail investment staff in 2004 and 2006. Trust and wealth management services, as well as retail investment brokerage services represent approximately 3% of noninterest revenues. The Company expects these areas to become more significant contributors to revenues over time. Other areas such as treasury management services and electronic banking are not yet significant contributors to the Company’s overall revenues. However, management continues to focus on building these businesses and revenue streams as an important strategic objective for the future. Items in other income for 2006 were loan and letter of credit fees of $445 thousand, net gains on sales of loans of $308 thousand, gains on sale of nonmarketable equity securities of $342 thousand, insurance agency profit sharing revenues of $114 thousand and revenues from timber sales of $117 thousand. Items in other income for 2005 were loan and letter of credit fees of $439 thousand, net gains on sales of loans of $231 thousand, insurance agency profit sharing revenues of $471 thousand, rental revenues on foreclosed properties of $106 thousand and revenue from the receipt of $128 thousand paid to members of the PULSE network upon its acquisition by the Discover Financial Services network. Items reducing other income in 2006 and 2005 were $513 thousand and $614 thousand in losses on disposals of foreclosed properties. Increases in other income for 2004 over 2003 were the result of insurance agency contingency revenues of $286 thousand, revenues from the sale of timber on undeveloped properties of $123 thousand, rental revenues on foreclosed property of $92 thousand, and loan and letter of credit fees of $285 thousand.

Noninterest Expense

Salary and benefit expenses increased by 21.34% in 2006 after increasing by 9.91% in 2005 and increasing by 11.99% in 2004. The number of full-time equivalent employees was 570.0 at the end of 2006, 472.0 at the end of 2005 and 458.5 at the end of 2004. Of the 2006 increases in full-time equivalent employees, 59 were added with the Columbiana Bancshares acquisition and 13 were added in the Crockett County Bancshares acquisition. New branch locations and new services required additions of  full-time equivalent employees of 21 in 2006 and 14 in 2005 as compared to 19 in 2004. The mortgage department increased the number of originators in 2006 as it expanded its number of locations. The mortgage department reduced staffing in 2005 to match decreasing volumes. Health care related costs increased by 10.42% in 2006 after increasing by 17.47% in 2005. The 2005 and 2006 expense reflects primarily the increasing cost of health care as well as the increasing number of employees covered by the plan.

FIRST M&F CORPORATION AND SUBSIDIARY

Noninterest Expense (Continued)

The Company expects to add producers as it expands in current markets and moves into future new markets and businesses. However, the Company also expects that the contributions, as can be measured by the contribution margins, will increase as the new associates produce earning assets and fee revenues.

Occupancy expenses increased by 30.65% in 2006 and 10.42% in 2005, reflecting the 2006 acquisitions and the costs of branch expansion efforts during 2003 through 2006. The Alabama and Tennessee acquisitions also resulted in equipment expenses increasing by 36.59% in 2006 after being relatively flat in 2005. Telecommunication expenses increased by 33.70% in 2006 after being down in 2005.

Marketing and business development expenses increased by 2.99% in 2006, and were down in 2005 after trending up in 2004 as compared to 2003. Several marketing campaigns during 2004, grand opening and branch promotion expenses, and new sponsorships all contributed to the 27.90% increase in marketing costs in 2004. During 2005 there were less external advertising campaigns and more in-branch promotion efforts. Also, ticket costs for the Gridiron summer loan campaign were limited during 2005 and 2006 and replaced with other promotional incentives.

ATM and debit card network and processing expenses decreased by 14.69% in 2006 after increasing by 25.75% in 2005. The 2005 increase was primarily due to volume increases after leveling off in 2004. The 2006 decrease was influenced by a change to less costly processors during the second half of 2005.

Intangible asset amortization increased by $276 thousand during 2006 due to the amortization of core deposits acquired in the Columbiana Bancshares and Crockett County Bancshares acquisitions.

There was no impairment recognized as a result of the goodwill impairment tests performed by the Company in 2004 through 2006. The Company is required to test its goodwill intangible asset annually for impairment.

Income Taxes

The Company’s effective tax rate was 32.15% in 2006 as compared to 32.28% in 2005, and 28.98% in 2004. The 2006 decrease was due primarily to the effect of tax credits. The 2005 increase was due to an increase in pre-tax earnings of 32.28%, the lessening effect on pre-tax earnings of tax-exempt revenues from municipal investments, and the effect of the $2.522 million loss of MFS, resulting in tax benefits in 2004. The Company primarily uses tax-exempt securities and loans to provide tax benefits and does not use any exotic tax-shelter vehicles. The Company paid $130 thousand in Federal tax assessments and $11 thousand in Mississippi tax assessments in 2004. The Federal assessment was related to the audit of the final 1999 returns of Community Federal Bancorp, which was acquired by the Company in November 1999.

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

FIRST M&F CORPORATION AND SUBSIDIARY

Quarterly Financial Trends

The following table summarizes components of the Company’s statements of income by quarter for 2006 and 2005.

	2006
					4th Qtr 06 Vs 4th Qtr 05
(Dollars in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$20,405	$22,912	$23,754	$24,434	32.52%
Interest expense	7,956	9,672	10,416	11,112	65.59

Net interest income	12,449	13,240	13,338	13,322	13.59
Provision for loan losses	953	1,004	954	121	(82.46)
Noninterest income	4,345	4,858	5,412	5,238	35.63
Noninterest expense	10,993	12,340	12,394	12,904	24.44
Income taxes	1,572	1,502	1,734	1,796	22.59
Noncontrolling interest	6	1	3	—	—

Net income	$3,270	$3,251	$3,665	$3,739	21.99%

Per common share:
Net income (basic)	$.37	$.36	$.40	$.41	20.59%
Net income (diluted)	$.36	$.36	$.40	$.41	20.59%

Cash dividends	.13	.13	.13	.13	—

	2005
					4th Qtr 05 Vs 4th Qtr 04
(Dollars in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$15,542	$16,359	$17,194	$18,439	20.62%
Interest expense	4,888	5,455	6,130	6,711	44.29

Net interest income	10,654	10,904	11,064	11,728	10.27
Provision for loan losses	871	818	767	690	(45.75)
Noninterest income	4,128	4,046	4,503	3,862	5.06
Noninterest expense	9,209	9,638	9,924	10,370	7.55
Income taxes	1,505	1,446	1,588	1,465	59.41
Noncontrolling interest	(1)	3	4	—	—

Net income	$3,198	$3,045	$3,284	$3,065	16.10%

Per common share:
Net income (basic)	$.35	$.34	$.37	$.34	17.24%
Net income (diluted)	$.35	$.34	$.37	$.34	17.24%

Cash dividends	.13	.13	.13	.13	4.00

Credit Risk Management

The Company measures and monitors credit quality on an ongoing basis through credit committees and the loan review process. Management reviews loan quality on a monthly basis. Classified and past due loans are monitored to determine if deterioration is occurring and if corrective actions need to be taken. Credit standards are approved by the Board with their adherence monitored during the lending process as well as through subsequent loan reviews. The Company has an internal Officer’s Loan Committee which reviews certain proposed large extensions and renewals of credit. Those credits that are approved within the Committee’s limits may be funded. Larger credit requests that the Committee approves are forwarded to the Board Loan Committee for a final approval or denial. The Board has authorized a Loan Committee which meets weekly to review potential large extensions and renewals of credit. The Loan Committee must approve those credits before they can be funded. The Company strives to minimize risk through the diversification of the portfolio geographically within its various market areas as well as by loan purpose and collateral.

The Bank’s credit standards are enforced within the Bank as well as within all of its wholly-owned subsidiaries. As of March 2004, management began to enforce the Bank’s credit standards on the Bank’s partially-owned joint venture as well. Management will enforce its credit standards as well as other quality and internal control standards on future business ventures in which it is a partner.

FIRST M&F CORPORATION AND SUBSIDIARY

Credit Risk Management (Continued)

The adequacy of the allowance for loan losses is evaluated quarterly with provision accruals approved by the Board. Allowance adequacy is dependent on loan classifications by external examiners as well as by internal and external loan review personnel, past due loans, collateral reviews, loan growth and loss history. Also, as part of this evaluation, individual loans are reviewed for impairment. An impairment exists if management estimates that it is probable that the Company will be unable to collect all contractual payments due. For collateral-dependent loans impairment is based on the value of the related collateral. Otherwise, impairment is based on the estimated present value of expected cash flows discounted at the effective interest rate of the loan. The material estimates necessary in this process make it inherently subjective and make the estimates subject to significant changes and may add volatility to earnings as provisions are adjusted. Loans not impaired are grouped into risk-rated pools and evaluated based on historical loss experience. Additionally management considers specific external credit risk factors (“environmental factors”) that may not be reflected in historical loss rates such as: (1) a potential for a slow-down in the real estate market and its effect on real estate concentrations; (2) competitive trends in loan to value exception rates; (3) general economic conditions; (4) higher fuel costs; and (5) reviews of underwriting standards in our various markets. These and other environmental factors will be reviewed on a quarterly basis.

The following table shows nonperforming loans and other assets of the Company:

	December 31

(Dollars in thousands)	2006	2005	2004

Nonaccrual loans	$3,557	$1,403	$3,302
Past due 90 days or more and still accruing interest	376	510	645

Total nonperforming loans	3,933	1,913	3,947
Other real estate	3,135	3,042	3,314

Total nonperforming assets	$7,068	$4,955	$7,261

Ratios:
Nonperforming loans to loans	0.36%	0.20%	0.47%
Nonperforming assets to assets	0.46%	0.39%	0.64%

OFF-BALANCE SHEET ARRANGEMENTS

The Company’s primary off-balance sheet arrangements are in the form of loan commitments and operating lease commitments. At December 31, 2006 the Company had $211.780 million in unused loan commitments outstanding. Of these commitments, $109.195 million mature in one year or less. Lines of credit are established using the credit policy of the Company concerning the lending of money.

Letters of credit are issued to facilitate the borrowers’ business and are usually related to the acquisition of inventory or of assets to be used in the customers’ business. Letters of credit are generally secured and are underwritten using the same standards as traditional commercial loans. Most standby letters of credit expire without being presented for payment. However, the presentment of a standby letter of credit would create a loan receivable from the Bank’s loan customer. The Bank’s asset-based lending subsidiary uses commercial letters of credit to facilitate the purchase of inventory items by its customers. There were no commercial letters of credit outstanding at December 31, 2006. At December 31, 2006 the Company had $19.004 million in financial standby letters of credit issued and outstanding.

Liabilities of $107 thousand and $181 thousand are recognized in other liabilities at December 31, 2006 and 2005 related to the obligation to stand ready to perform related to standby letters of credit.

The Company makes commitments to originate mortgage loans that will be held for sale. The total commitments to originate mortgages to be held for sale were $15.292 million at December 31, 2006. These commitments are accounted for as derivatives and are marked to fair value with changes in fair value recorded in mortgage banking income. Mortgage origination-related derivatives are included in other assets and other liabilities.

The Company also engages in forward sales contracts with mortgage investors to purchase mortgages held for sale. Those forward sale agreements that have a determined price and expiration date are accounted for as derivatives and marked to fair value through mortgage banking income. At December 31, 2006 the Company had $6.176 million in locked forward sales agreements in place. Forward sale-related derivatives are included in other assets and other liabilities.

In the ordinary course of business the Company enters into rental and lease agreements to secure office space and equipment. The Company has a variety of lease agreements in place, all of which are operating leases. The largest lease obligations are for office equipment and mainframe computer systems.

FIRST M&F CORPORATION AND SUBSIDIARY

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following table summarizes the obligations of the Company.

(Dollars in thousands)

	Payments Due by Period

Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 – 5 Years	More Than 5 Years

Long-Term Debt	$172,328	$12,717	$78,891	$37,656	$43,064
Capital Lease Obligations	—	—	—	—	—
Operating Leases	3,475	1,427	1,319	393	336
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities	—	—	—	—	—

Total	$175,803	$14,144	$80,210	$38,049	$43,400

Long-term debt obligations primarily represent borrowings from the Federal Home Loan Bank that have an original maturity in excess of one (1) year. Operating leases are primarily leases on office space and information technology. Leases on office space range from those that are month-to-month to 60-month leases. Most leases have options to renew for periods equal to the original term of the lease. Technology leases are all contractual and have remaining lives of 12 to 60 months. There are no bargain purchase options in any of the current leases.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk comes in the form of risk to the net interest income of the Company as well as to the market values of the financial assets and liabilities on the balance sheet and the values of off-balance sheet activities such as commitments. The Company monitors interest rate risk on a monthly basis with quarterly sensitivity analyses. The following table shows the gap position of the Company at December 31, 2006, placing variable-rate instruments in the earliest repricing category and including estimated prepayment activity for certain loans and mortgage-backed securities. The gap positioning for deposits without maturities are estimated using a combination of factors that include deposit product price sensitivity estimates for increasing and decreasing rate periods.  As the assumptions made regarding non-maturity deposits heavily influence the interest rate sensitivity analysis of the Company’s balance sheet, management frequently reviews these inputs to best reflect current deposit market forces and industry standards for monitoring these risk factors.

FIRST M&F CORPORATION AND SUBSIDIARY

Rate Sensitivity Gap Report As of December 31, 2006

(Dollars in thousands)	0-12 months	1-5 years	Over 5 years	Total

Short-term funds	$3,690	$—	$—	$3,690
Investments	87,389	155,349	19,090	261,828
Loans	611,571	443,823	39,152	1,094,546

Total earning assets	702,650	599,172	58,242	1,360,064
NOW, MMDA & savings	248,520	20,334	132,877	401,731
Time deposits	469,632	134,346	—	603,978
Short-term borrowings	19,612	—	—	19,612
Other borrowings	48,457	106,228	42,643	197,328

Total int. bearing liabilities	786,221	260,908	175,520	1,222,649
Rate sensitive gap	$(83,571)	$338,264	$(117,278)
Cumulative gap	$(83,571)	$254,693	$137,415

Cumulative% of assets	-5.43%	16.54%	8.92%

Interest rate shock analysis shows that the Company will experience a 3.98% decrease over 12 months in its net interest income with a gradual (12 month ramp) and sustained 200 basis point decrease in interest rates. A gradual and sustained increase in interest rates of 200 basis points will result in a 1.66% increase in net interest income. While the repricing gap suggests a potential earnings benefit should rates fall, the net interest income simulation depicts slight exposure.  This is due to inherent pricing lags of deposit products in relation to changes in market rate movement and the acceleration of loan and investment cash flow that would likely occur if market rates fall.  Conversely, the lagging nature of the deposit base proves beneficial if interest rates rise.

An analysis of the change in market value of equity shows how an interest rate shock will affect the difference between the market value of assets and the market value of liabilities. With all financial instruments being stated at market value, the market value of equity will increase by 5.70% with an immediate and sustained increase in interest rates of 200 basis points. The market value of equity will decrease by 14.60% with an immediate and sustained decrease in interest rates of 200 basis points. These simulated changes in market value of equity are strongly influenced by the shorter duration of loans due to the percentage of the portfolio represented by floating-rate loans. In a rising rate environment, fixed-rate loan durations tend to extend and deposit durations tend to decrease, typically causing a decrease in market value of equity. The floating-rate loans have an offsetting effect on the typical duration changes.  The directional change of the market values of assets and liabilities under rising and falling rate shocks compliment the exposure profile illustrated by the net interest income simulation, outlined above.

The Company has no hedging instruments in place at December 31, 2006.

FIRST M&F CORPORATION AND SUBSIDIARY

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Based on First M&F Corporation’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2006. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by Shearer, Taylor & Co., P.A., an independent registered public accounting firm, as stated in their report which is contained herein.

/s/ Hugh S. Potts, Jr.	/s/ John G. Copeland

Hugh S. Potts, Jr.	John G. Copeland
Chairman and Chief Executive Officer	EVP and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
First M&F Corporation
Kosciusko, Mississippi

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that First M&F Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  First M&F Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that First M&F Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Also in our opinion, First M&F Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows of First M&F Corporation and subsidiary, and our report dated February 23, 2007, expressed an unqualified opinion.

/s/ Shearer, Taylor & Co., P.A.
Ridgeland, Mississippi
February 23, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
First M&F Corporation
Kosciusko, Mississippi

We have audited the accompanying consolidated statements of condition of First M&F Corporation and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First M&F Corporation and subsidiary as of December 31, 2006 and 2005, and the results of their consolidated operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 18 to the consolidated financial statements, the First M&F Corporation changed its method of accounting for its defined benefit pension plan in accordance with the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First M&F Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2007, expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ Shearer, Taylor & Co., P.A.
Ridgeland, Mississippi
February 23, 2007

FIRST M&F CORPORATION AND SUBSIDIARY
Consolidated Statements of Condition
December 31, 2006 and 2005
(In Thousands, Except Share Data)

	2006	2005

Assets
Cash and due from banks	$59,793	$56,398
Interest-bearing bank balances	3,690	546
Federal funds sold	—	3,700
Securities available for sale, amortized cost of $263,238 and $186,242	261,828	185,071
Loans held for sale	7,263	5,704
Loans, net of unearned income	1,087,283	933,080
Allowance for loan losses	(14,950)	(12,449)

Net loans	1,072,333	920,631

Bank premises and equipment	41,128	28,922
Accrued interest receivable	12,590	9,101
Other real estate	3,135	3,042
Goodwill	32,572	16,348
Other intangible assets	8,113	358
Other assets	37,830	37,297

	$1,540,275	$1,267,118

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing deposits	$180,273	$164,189
Interest-bearing deposits	1,005,709	809,482

Total deposits	1,185,982	973,671

Short-term borrowings	19,612	18,062
Other borrowings	166,400	148,534
Junior subordinated debt	30,928	—
Accrued interest payable	4,784	2,717
Other liabilities	4,503	6,736

Total liabilities	1,412,209	1,149,720

Noncontrolling joint venture interest	19	21

Stockholders’ equity:
Preferred stock:
Class A; 1,000,000 shares authorized	—	—
Class B; 1,000,000 shares authorized	—	—
Common stock of $5.00 par value; 15,000,000 shares authorized: 9,046,226 and 8,990,318 shares issued	45,231	44,952
Additional paid-in capital	30,315	29,391
Nonvested restricted stock awards	375	86
Retained earnings	54,707	45,531
Accumulated other comprehensive income (loss)	(2,581)	(2,583)

Total stockholders’ equity	128,047	117,377

	$1,540,275	$1,267,118

The accompanying notes are an integral part of these financial statements.

FIRST M&F CORPORATION AND SUBSIDIARY
Consolidated Statements of Income
Years Ended December 31, 2006, 2005 and 2004
(In Thousands, Except Share Data)

	2006	2005	2004

Interest income:
Interest and fees on loans	$79,654	$59,022	$50,053
Interest on loans held for sale	428	421	374
Taxable investments	8,695	5,797	5,439
Tax-exempt investments	1,938	2,024	2,212
Federal funds sold	543	194	113
Interest-bearing bank balances	247	76	41

Total interest income	91,505	67,534	58,232

Interest expense:
Deposits	29,643	17,728	11,736
Short-term borrowings	417	776	664
Other borrowings	7,348	4,680	4,650
Junior subordinated debt	1,748	—	—

Total interest expense	39,156	23,184	17,050

Net interest income	52,349	44,350	41,182
Provision for loan losses	3,032	3,146	5,351

Net interest income after provision for loan losses	49,317	41,204	35,831

Noninterest income:
Service charges on deposit accounts	10,398	8,475	7,545
Mortgage banking income	1,299	820	802
Agency commission income	3,920	3,910	3,822
Trust and brokerage income	616	484	433
Bank owned life insurance income	584	429	580
Securities gains (losses), net	(4)	(24)	46
Other income	3,040	2,445	1,998

Total noninterest income	19,853	16,539	15,226

Noninterest expenses:
Salaries and employee benefits	27,590	22,738	20,688
Net occupancy expenses	3,325	2,544	2,304
Equipment expenses	3,495	2,552	2,544
Software and processing expenses	1,281	1,144	1,325
Telecommunications expenses	1,049	785	807
Marketing and business development expenses	1,421	1,380	1,453
Intangible asset amortization	330	55	76
Other expenses	10,140	7,943	7,797

Total noninterest expenses	48,631	39,141	36,994

Income before income taxes	20,539	18,602	14,063
Income taxes	6,604	6,004	4,075
Noncontrolling interest in earnings (losses) of subsidiaries, net of income taxes of $6, $4, and $469	10	6	(787)

Net income	$13,925	$12,592	$10,775

Earnings per share:
Basic	$1.54	$1.40	$1.19
Diluted	1.53	1.40	1.18

The accompanying notes are an integral part of these financial statements.

FIRST M&F CORPORATION AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2006, 2005 and 2004
(In Thousands)

	2006	2005	2004

Net income	$13,925	$12,592	$10,775
Other comprehensive income:
Change in unrealized gains (losses) on securities available for sale, net of tax of $90, $1,507, and $1,229	(153)	(2,534)	(2,081)
Reclassification adjustment for (gains) losses on securities available for sale included in net income, net of tax of $1, $9, and $18	3	15	(28)
Minimum pension liability adjustment, net of tax of $1,101, $180, and $6	1,849	(301)	(10)

Other comprehensive income	1,699	(2,820)	(2,119)

Total comprehensive income	$15,624	$9,772	$8,656

The accompanying notes are an integral part of these financial statements.

FIRST M&F CORPORATION AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2006, 2005 and 2004
(In Thousands, Except Share Data)

	Common Stock	Additional Paid-in Capital	Nonvested Restricted Stock Awards	Retained Earnings	Accumulated Other Comprehensive Income	Total

January 1, 2004	$22,825	$31,624	$—	$53,873	$2,356	$110,678
Effect of stock split effected in the form of a 100% stock dividend on May 15, 2006	22,825	(298)	—	(22,527)	—	—

January 1, 2004, adjusted	45,650	31,326	—	31,346	2,356	110,678

Net income	—	—	—	10,775	—	10,775
Cash dividends ($.50 per share)	—	—	—	(4,535)	—	(4,535)
81,442 common shares issued in exercise of stock options	408	673	—	—	—	1,081
199,200 common shares repurchased	(996)	(2,416)	—	—	—	(3,412)
Net change	—	—	—	—	(2,119)	(2,119)

December 31, 2004	45,062	29,583	—	37,586	237	112,468

Net income	—	—	—	12,592	—	12,592
Cash dividends ($.52 per share)	—	—	—	(4,648)	—	(4,648)
6,000 shares of unrestricted stock awards issued	30	71	—	—	—	101
12,000 common shares issued in exercise of stock options	60	99	—	—	—	159
40,000 common shares repurchased	(200)	(490)	—	—		(690)
Share-based compensation recognized	—	10	86	1	—	97
Tax benefits on stock option transactions	—	118	—	—	—	118
Net change	—	—	—	—	(2,820)	(2,820)

December 31, 2005	44,952	29,391	86	45,531	(2,583)	117,377

Net income	—	—	—	13,925	—	13,925
Cash dividends ($.52 per share)	—	—	—	(4,751)	—	(4,751)
55,908 common shares issued in exercise of stock options	279	510	—	—	—	789
Share-based compensation recognized	—	20	289	2	—	311
Tax benefits on stock option transactions	—	394	—	—	—	394
Net change	—	—	—	—	1,699	1,699
Adjustment to initially apply FASB Statement No 158, net of tax	—	—	—	—	(1,697)	(1,697)

December 31, 2006	$45,231	$30,315	$375	$54,707	$(2,581)	$128,047

The accompanying notes are an integral part of these financial statements.

FIRST M&F CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years Ended December 31, 2006, 2005 and 2004
(In Thousands)

	2006	2005	2004

Cash flows from operating activities:
Net income	$13,925	$12,592	$10,775
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	311	198	—
Depreciation and amortization	2,942	1,995	1,926
Provision for loan losses	3,032	3,146	5,351
Net investment amortization (accretion)	(382)	444	829
Capitalized dividends on FHLB stock	(361)	(298)	(123)
Net change in unearned fees/deferred costs on loans	92	159	50
Net accretion of discount on time deposits	139	45	1
Net accretion of discount on debt	16	—	—
(Gain) loss on securities available for sale	4	24	(46)
Gains on loans held for sale	(308)	(231)	(96)
Other asset sale (gains) losses	17	573	78
Earnings (loss) of noncontrolling interest	16	10	(1,256)
Deferred income taxes	29	(241)	(23)
(Increase) decrease in:
Accrued interest receivable	(2,592)	(1,975)	204
Cash surrender value of bank owned life insurance	(528)	(429)	(580)
Loans held for sale	(1,285)	6,746	25
Other assets	1,231	(1,837)	(783)
Increase (decrease) in:
Accrued interest payable	1,321	990	349
Other liabilities	(428)	1,539	(1,226)

Net cash provided by operating activities	17,191	23,450	15,455

Cash flows from investing activities:
Purchases of securities available for sale	(72,952)	(82,317)	(38,134)
Sales of securities available for sale	10,374	3,178	15,086
Maturities of securities available for sale	38,857	65,236	30,832
Investment in First M&F Statutory Trust I	(928)	—	—
Net (increase) decrease in:
Interest-bearing bank balances	6,091	2,584	(2,590)
Federal funds sold	14,807	(150)	(2,600)
Loans	(49,776)	(105,278)	(75,612)
Bank premises and equipment	(5,957)	(4,773)	(4,095)
Purchases of bank owned life insurance	(189)	(94)	—
Proceeds from sales of other real estate and other repossessed assets	3,506	1,967	2,049
Net (purchases) redemptions, of FHLB and FRB stock	1,957	(2)	(475)
Proceeds from sale of nonmarketable equity securities	827	—	—
Net cash paid in acquisitions	(30,851)	—	—
Proceeds from sale of loans by consolidated joint venture, net	—	—	2,789

Net cash used in investing activities	(84,234)	(119,649)	(72,750)

Cash flows from financing activities:
Net increase (decrease) in non interest-bearing deposits	(17,407)	26,461	14,000
Net increase in interest-bearing deposits	64,167	69,901	42,500
Net increase in short-term borrowings	1,550	1,254	1,603
Proceeds from other borrowings	122,812	72,800	45,750
Repayments of other borrowings	(128,026)	(53,144)	(39,160)
Proceeds from issuance of junior subordinated debt	30,928	—	—
Contributions of, net of distributions to, noncontrolling interests	(18)	10	(5)
Cash dividends	(4,751)	(4,648)	(4,535)
Common shares issued	789	159	1,081
Common shares repurchased	—	(690)	(3,412)
Tax benefits on stock option transactions	394	118	—

Net cash provided by financing activities	70,438	112,221	57,822

Net increase in cash and due from banks	3,395	16,022	527
Cash and due from banks at January 1	56,398	40,376	39,849

Cash and due from banks at December 31	$59,793	$56,398	$40,376

FIRST M&F CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years Ended December 31, 2006, 2005 and 2004
(In Thousands)

	2006	2005	2004

Total interest paid	$37,666	$22,149	$16,701
Total income taxes paid	5,949	4,500	5,217
Income tax refunds received	10	21	—
Transfers of loans to foreclosed property	2,656	2,121	3,920

Fair value of identifiable assets acquired	$212,923	$—	$—
Goodwill recorded on Columbiana Bancshares acquisition	13,913	—	—
Goodwill recorded on Crockett County Bancshares acquisition	2,311	—	—
Cash paid for Columbiana Bancshares stock	(31,294)	—	—
Cash paid for Crockett County Bancshares stock	(7,472)	—	—

Liabilities assumed in acquisitions	$190,381	$—	$—

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

Principles of Consolidation

The consolidated financial statements of First M&F Corporation include the accounts of the Company and its wholly owned subsidiary, Merchants and Farmers Bank, and the accounts of the Bank's wholly owned finance subsidiary, credit insurance subsidiary, general insurance agency subsidiaries, real estate subsidiary, asset-based lending subsidiary and 51% owned accounts receivable financing joint venture and 55% owned title insurance agency. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Comprehensive Income

Comprehensive income includes net income reported in the statements of income and net changes in stockholders equity arising from activity with non-owners. Components of accumulated other comprehensive income (loss) for the Company are: (1) changes in unrealized gain (loss) on securities available for sale, (2) changes in minimum pension liability for 2004 through 2006 and (3) changes in net unamortized pension costs accounted for in accordance with FASB Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” subsequent to adoption in 2006.

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

Allowance and Provision for Loan Losses

The allowance for loan losses is established through provisions for loan losses charged against earnings. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is maintained at a level believed to be adequate by management to absorb estimated probable loan losses.  Management’s periodic evaluation of the adequacy of the allowance for loan losses is based on estimated credit losses for specifically identified impaired loans as well as estimated probable credit losses inherent in the remainder of the loan portfolio based on historical loss rates.  The fundamental tool used by management to estimate impairments and contingency reserves is the individual loan risk rate. Management considers a number of factors in assigning risk rates to individual loans, including: historical loan loss experience for various types of loans; past due trends; current trends; current economic conditions; industry exposure, internal and external loan reviews, loan risk, loan performance, the estimated value of underlying collateral, evaluation of a borrower’s financial condition and other factors considered relevant in grading loans.

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

Intangible assets, such as core deposit intangibles, customer renewal lists and noncompete agreements with determinable useful lives are amortized over their respective useful lives. The Company has an indefinite lived intangible asset that is tested for impairment annually or when an event arises or circumstances occur that indicate an impairment exists.

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

Concentrations of Credit

Substantially all of the Company’s loans, commitments and standby and commercial letters of credit have been granted to borrowers who are customers in the Company’s market area. As a result, the Company is subject to this concentration of credit risk. A substantial portion of the loan portfolio, as presented in Note 4, is represented by loans collateralized by real estate. The ability of the borrowers to honor their contracts is dependent upon the real estate market and general economic conditions in the Company’s market area.

Recent Pronouncements

The adoption of the following recent accounting pronouncements did not have a material impact on the Company’s financial condition and results of operations:

•	FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51”

•

FASB Statement of Financial Accounting Standards (SFAS) No. 132 (R) (revised 2003), “Employer’s Disclosures about Pensions and Other Post-Retirement Benefits – An Amendment of FASB Statements No. 87, 88, and 106”

•	FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – An Interpretation of FASB Statement No. 143”

•	EITF Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, and

•	FASB Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3”

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

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 1:  (Continued)

In November 2005, the FASB issued FASB Staff Position Nos. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This pronouncement relates to determining when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. This pronouncement (1) nullifies the guidance in EITF Issue No. 03-1 related to determining when an impairment is other-than-temporary, (2) carries forward the requirements with respect to cost-method investments, (3) carries forward the disclosure requirements of Issue 03-1 which are presented in Note 3 to the Company’s financial statements and related examples and (4) references existing other-than-temporary impairment guidance as a replacement to the specific guidance originally given in EITF Issue No. 03-1. The provisions of this FSP are to be applied to reporting periods beginning after December 15, 2005. The Company adopted this standard on January 1, 2006 with no material effect on its financial condition or results of operations.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  This Bulletin gives interpretive guidance regarding the quantification of financial statement misstatements. The Bulletin requires that registrants consider the effects of prior year errors on current financial statements, effectively preventing improper assets and liabilities arising from prior errors from remaining unadjusted. The Bulletin is effective for financial statements for fiscal years ending after November 15, 2006. The Company adopted the provisions of the Bulletin on November 15, 2006.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Generally, the entity may only recognize the benefit of tax positions that are more likely than not to be sustained upon examination. The amount of benefit recognized is the largest amount that is greater than 50% likely of being realized upon potential ultimate settlement (based upon the hypothetical tax examination and appeal process). The interpretation also provides derecognition criteria as well as guidance on how to account for potential interest and penalties. A reconciliation of the beginning to ending balance of uncertain tax positions is also required in the financial statement footnotes. The interpretation is effective for fiscal years beginning after December 15, 2006, which makes it effective as of January 1, 2007 for the Company. The Company is in the process of determining the potential impact of this interpretation on its financial condition or results of operations.

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

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 1:  (Continued)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This Statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (measured as the difference between plan assets at fair value and the benefit obligation) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires that defined benefit plan assets and obligations be measured as of a company’s year-end statement of financial position. This Statement also requires disclosures about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains and losses, prior service costs or credits, and transition asset or obligation. The recognition and disclosure requirements of this Statement are initially effective for the fiscal year ending after December 15, 2006. The requirement to measure plan assets and obligations as of the date of the year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company adopted the recognition provisions of this Statement on December 31, 2006. The Company expects to adopt the measurement date provision of this Statement in 2008. The Company does not expect the adoption of the measurement date provision of this Statement to have a material impact on its financial condition or results of operations.

Reclassifications

Certain reclassifications have been made to the 2005 and 2004 financial statements to be consistent with 2006 presentation.

Note 2:  Acquisitions

Alabama Bank Acquisition

On February 17, 2006, the Company acquired Columbiana Bancshares, Inc. of Columbiana, Alabama and its wholly owned subsidiary First National Bank of Shelby County. The acquisition executes part of a strategy of the Company to expand into Alabama and Tennessee. The attractiveness of the Birmingham and surrounding markets compels entrants to pay a premium to gain access to those markets, resulting in goodwill related to acquisitions of financial institutions with operations based there. The Company paid $31.294 million for all of the shares of Columbiana Bancshares. Included in the cash paid was a payment of $2.5 million to an escrow fund to settle contingent claims related to the legacy Columbiana Bancshares and First National Bank of Shelby County operations. Any remaining funds after settlements will be paid to the former Columbiana Bancshares stockholders. Results of operations include the revenues and expenses of the acquired operations from the acquisition date forward. The goodwill recognized is not deductible for income tax purposes. The core deposit intangible asset is being amortized over 16 years.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 2:  (Continued)

The cost of the acquisition and allocation of the purchase price are provided in the table below.

(Dollars in thousands)

Cash paid to Columbiana Bancshares shareholders		$28,525
Cash paid to contingent obligation escrow on behalf of shareholders		2,500
Direct acquisition costs		269

Total cost of acquisition		31,294

Assets acquired at fair value:
Cash and due from banks	$8,394
Short-term interest-bearing funds	10,882
Securities available for sale	42,126
Loans, net	98,413
Premises and equipment	8,625
Other real estate	1,209
Bank owned life insurance	3,991
Core deposit intangible asset	5,889
Other assets	1,722	181,251
Liabilities assumed at fair value:
Deposits	139,080
Other borrowings	23,014
Other liabilities	1,776	163,870

Net assets acquired		17,381

Goodwill		$13,913

The following condensed combined financial information presents results of operations of the Company as if the acquisition had taken place on January 1, 2004.

(Dollars in thousands, except per share data)	2006	2005	2004

Interest income	$93,162	$77,376	$68,397
Interest expense	40,004	28,276	22,604

Net interest income	53,158	49,100	45,793
Provision for loan losses	3,661	3,146	6,319

Net interest income after provision for loan losses	49,497	45,954	39,474

Noninterest income	19,795	18,357	18,184
Noninterest expense	51,036	47,583	45,917

Income before income taxes and noncontrolling interests	18,256	16,728	11,741
Income taxes	5,850	5,362	3,006
Noncontrolling interest in earnings (losses) of subsidiaries	10	6	(787)

Net income	$12,396	$11,360	$9,522

Basic earnings per share	$1.37	$1.26	$1.05
Diluted earnings per share	$1.37	$1.26	$1.04

Purchase adjustment and core deposit amortization included in pro forma net income before tax	$308	$306	$306
Estimated financing costs included in pro forma net income before tax	1,992	1,992	1,992

Significant nonrecurring expense items of Columbiana Bancshares in interim period:
Provision for loan losses	$629

Data processing contract termination fee	576
Columbiana investment banking fees	249
Accelerated amortization of prepaid assets	198
Impairment of affordable housing investment	144

Noninterest expense items	$1,167

Columbiana net loan charge-offs in interim period	$803

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 2:  (Continued)

Tennessee Bank Acquisition

On May 12, 2006, the Company acquired Crockett County Bancshares, Inc. of Bells, Tennessee and its wholly owned subsidiary Bells Banking Company. The Crockett County acquisition allows the Company to branch within Tennessee, a process which has resulted in three branch locations in the Memphis metropolitan area. The Company paid $7.4 million in cash for all of the shares of Crockett County Bancshares and incurred $72 thousand in additional costs that were allocated to the purchase price paid. The fair value of assets acquired was $31.672 million, the fair value of liabilities assumed was $26.511 million and goodwill was assigned a value of $2.311 million. A core deposit intangible of $1.171 million was recognized and is being amortized over 19 years.

Note 3:  Securities Available for Sale

The following is a summary of the amortized cost and fair value of securities available for sale at December 31, 2006 and 2005:

		Gross Unrealized
	Amortized Cost			Fair Value
(Dollars in thousands)		Gains	Losses

December 31, 2006:
U.S. Treasury securities	$4,004	$—	$40	$3,964
U.S. Government sponsored entities	111,458	29	767	110,720
Mortgage-backed investments	86,525	208	802	85,931
Obligations of states and political subdivisions	50,938	387	382	50,943
Other	9,010	10	55	8,965
Equity securities	1,303	20	18	1,305

	$263,238	$654	$2,064	$261,828

December 31, 2005:
U.S. Treasury securities	$3,993	$6	$36	$3,963
U.S. Government sponsored entities	69,888	26	846	69,068
Mortgage-backed investments	50,128	296	920	49,504
Obligations of states and political subdivisions	52,549	685	360	52,874
Other	8,644	25	59	8,610
Equity securities	1,040	28	16	1,052

	$186,242	$1,066	$2,237	$185,071

Fair values are determined primarily from prices obtained from an independent, nationally recognized pricing service. These prices include exchange quoted prices, dealer quoted prices and prices derived from market yields published by specialized financial database providers. Mortgage-backed securities trade in a dealer market, and therefore the prices used are derived from dealer quotes. Most non-rated municipal securities and certain corporate securities are not actively traded or quoted in a dealer market. These securities are valued using the provided market yields in a matrix that incorporates other factors such as credit standing and tax status.

Provided below is a summary of securities available for sale which were in an unrealized loss position and the length of time that individual securities have been in a continuous loss position at December 31, 2006 and 2005.

	Less Than 12 Months		12 Months or More		Total

(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2006:
U.S. Treasury securities	$—	$—	$3,964	$40	$3,964	$40
U.S. Government sponsored entities	37,522	150	59,450	617	96,972	767
Mortgage-backed investments	11,199	125	27,698	677	38,897	802
Obligations of states and political subdivisions	1,485	150	13,769	232	15,254	382
Other	1,509	6	2,983	49	4,492	55
Equity securities	—	—	1,044	18	1,044	18

	$51,715	$431	$108,908	$1,633	$160,623	$2,064

December 31, 2005:
U.S. Treasury securities	$3,429	$36	$—	$—	$3,429	$36
U.S. Government sponsored entities	57,095	704	7,367	142	64,462	846
Mortgage-backed investments	24,395	531	10,342	389	34,737	920
Obligations of states and political subdivisions	9,495	192	5,733	168	15,228	360
Other	2,189	2	1,575	57	3,764	59
Equity securities	—	—	969	16	969	16

	$96,603	$1,465	$25,986	$772	$122,589	$2,237

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 3:  (Continued)

Management believes that the impairments above are temporary and will be recovered over the investments’ holding periods. The impairments on   U. S. Treasury, Government sponsored entities (GSE) and mortgage-backed securities are due to interest rate fluctuations, as the impaired investments all have AAA credit ratings. Management has the ability and intent to hold these securities until their values are recovered. At December 31, 2006 there were 3 impaired U. S. Treasury securities, all of which have impairments in excess of 12 months. There were 68 impaired GSE securities, with 39 securities having impairments in excess of 12 months. At December 31, 2006 there were 61 impaired mortgage-backed securities, with 41 securities having impairments in excess of 12 months. At December 31, 2006 there were 74 impaired municipal securities with 67 securities having impairments in excess of 12 months. Management believes that the municipality obligations will recover by or before their maturity dates based on the facts that (1) over 70% of the securities mature before the end of 2009, and (2) management knows of no credit-related problems regarding any of the issuers. Management has the ability and intent to hold these securities until the losses are recovered or their maturity dates. The other securities represent 7 impaired investments in corporate debt and debt collateralized by trust preferred securities, all of which have Moody’s credit ratings of at least A1, have long maturities which exacerbate interest rate risk, and which Management intends to hold until the unrealized losses are recovered. Of these securities, 5 have been impaired in excess of 12 months.

The amortized cost and fair values of debt securities available for sale at December 31, 2006, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with, or without, call or prepayment penalties. Equity securities are not included since they have no stated maturity.

(Dollars in thousands)	Amortized Cost	Fair Value

One year or less	$57,258	$57,043
After one through five years	110,868	110,319
After five through ten years	5,938	5,890
After ten years	1,346	1,340

	175,410	174,592
Mortgage-backed investments	86,525	85,931

	$261,935	$260,523

The following is a summary of the amortized cost and fair value of securities available for sale which were pledged to secure public deposits, short-term borrowings and for other purposes required or permitted by law.

(Dollars in thousands)	Amortized Cost	Fair Value

December 31, 2006	$226,466	$224,929

December 31, 2005	$179,058	$177,812

The following is a summary of gains and losses on securities available for sale:

(Dollars in thousands)	2006	2005	2004

Gross realized gains	$10	$—	$95
Gross realized losses	(14)	(24)	(49)

	$(4)	$(24)	$46

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 4:  Loans and Allowance for Loan Losses

The Bank's loan portfolio includes commercial, consumer, agricultural and residential loans originated primarily in its markets in central and north Mississippi, southwest Tennessee, central Alabama and the Florida panhandle. The following is a summary of the Bank's loans held for investment, net of unearned income of $1.969 million and $1.071 million at December 31, 2006 and 2005:

(Dollars in thousands)	2006	2005

Real estate loans:
Residential	$262,046	$227,166
Construction and land development	227,532	181,036
Farmland	63,302	47,215
Nonfarm nonresidential real estate	331,007	281,735
Commercial, financial and agricultural	150,905	151,599
Consumer	45,872	41,457
Other	6,619	2,872

	$1,087,283	$933,080

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

(Dollars in thousands)	2006	2005

Loans outstanding at January 1	$11,259	$8,582
New loans and advances	62,765	60,865
Repayments	(65,533)	(58,188)

Loans outstanding at December 31	$8,491	$11,259

The following is a summary of nonperforming loans at December 31, 2006 and 2005:

(Dollars in thousands)	2006	2005

Nonaccrual loans	$3,557	$1,403
Loans past due 90 days or more (based on contractual loan terms) and still accruing interest	376	510

	$3,933	$1,913

The Company accounts for certain distressed loans as impaired loans. Impaired loans are discounted, using an allowance, to their present value. The allowance on these impaired loans is included in the Company’s allowance for loan losses. In 2006, the Company improved its definition of impaired loans to more closely reflect the definition in FASB Statement No. 114, “Accounting by Creditors for Impairment of a Loan.” The value and liquidity of collateral may affect the amount of allowance allocated to otherwise impaired loans. The following table presents information about the Company’s impaired loans as of and for the years ended December 31, 2006 and 2005:

(Dollars in thousands)	2006	2005

Impaired loans with an allowance	$6,976	$1,643
Impaired loans without an allowance	2,789	—

Total impaired loans	$9,765	$1,643

Allowance for impaired loans	$1,902	$822
Average balance of impaired loans	9,095	2,196
Interest income recognized on impaired loans	752	66

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 4:  (Continued)

The Company accounts for acquired loans for which it is probable that the contractual cash flows will not be fully collected in accordance with AICPA Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” The Company acquired certain of these loans with evidence of credit deterioration with the purchase of Columbiana Bancshares in February 2006. The difference between the contractually required cash flows and the expected cash flows of an acquired loan is treated as a nonaccretable difference. The expected cash flows are discounted at a market rate with the resulting premium or discount being earned over the remaining term of the expected cash flows.

The following table shows information concerning loans acquired with evidence of credit deterioration as of December 31, 2006.

(Dollars in thousands)	2006

Contractual amounts due	$368
Carrying value	—

The following table summarizes the accretable yield activity.

Accretable Yield

Balance at January 1, 2006	$—
Additions	43
Accretion	(20)
Reclassifications to nonaccretable difference	2
Disposals	(25)

Balance at December 31, 2006	$—

The following table summarizes acquisition date information related to loans acquired during 2006.

2006

Contractually required payments due at date of acquisition	$1,422
Cash flows expected to be collected at date of acquisition	1,042
Amount recorded in financial statements at date of acquisition	998

During 2006 the Company recognized a loan loss of $10 thousand on one loan and foreclosed on one real estate secured loan in the amount of $954 thousand.

Transactions in the allowance for loan losses are summarized as follows:

(Dollars in thousands)	2006	2005	2004

Balance at January 1	$12,449	$11,619	$10,891
Allowances of acquired companies	2,234	—	—
Loans charged off	(3,825)	(3,073)	(5,626)
Recoveries	1,060	757	1,003

Net charge-offs	(2,765)	(2,316)	(4,623)

Provision for loan losses	3,032	3,146	5,351

Balance at December 31	$14,950	$12,449	$11,619

Note 5:  Bank Premises and Equipment

The following is a summary of bank premises and equipment at December 31, 2006 and 2005:

(Dollars in thousands)	2006	2005

Land	$12,628	$7,838
Buildings	33,035	26,040
Furniture, fixtures and equipment	21,200	18,369
Leasehold improvements	409	386

	67,272	52,633
Less accumulated depreciation and amortization	26,144	23,711

	$41,128	$28,922

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 5:  (Continued)

Amounts charged to operating expenses for depreciation and amortization of bank premises and equipment were $2.612 million in 2006, $1.943 million in 2005, and $1.850 million in 2004.

Rent expense applicable to operating leases was as follows for the years ended December 31:

(Dollars in thousands)	2006	2005	2004

Buildings and office space	$480	$358	$302
Computer equipment	812	619	642
Other equipment and autos	265	192	173

	1,557	1,169	1,117
Rental income	(32)	(23)	(28)

Net rent expense	$1,525	$1,146	$1,089

The Company is obligated under a number of noncancelable operating leases for premises and equipment. Minimum future lease payments for noncancelable operating leases at December 31, 2006 are as follows:

(Dollars in thousands)

2007	$1,375
2008	825
2009	494
2010	289
2011	104
After 2011	336

Total minimum lease payments	$3,423

Note 6:  Goodwill and Intangible Assets

The Company adopted SFAS 142 effective on January 1, 2002. With the adoption of SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized. Instead they are reviewed for impairment at least annually or when certain indicators are encountered to determine if they should be written down with an accompanying charge to earnings.

Intangible assets, such as core deposit intangibles, customer renewal lists and noncompete agreements with a determinable useful life continue to be amortized over their respective useful lives. Renewal list intangibles have 15 year lives with a remaining average life of 8.1 years at December 31, 2006. Noncompete agreement intangibles have 15 year lives with a remaining average life of 3.5 years at December 31, 2006. Core deposit intangibles have lives of 16 to 19 years with a remaining average life of 15.8 years at December 31, 2006.

The following is a summary of goodwill and intangible assets at December 31, 2006:

(Dollars in thousands)	Goodwill	Core Deposits	Customer Renewal Lists	Noncompete Agreements	Banking Charter

Balance at January 1, 2005	$16,348	$—	$262	$151	$—
Amortization expense	—	—	(27)	(28)	—

Balance at December 31, 2005	$16,348	$—	$235	$123	$—

Addition due to Columbiana acquisition	13,913	5,889	—	—	—
Addition due to Crockett County acquisition	2,311	1,171	—	—	—
Acquisition of Florida banking charter	—	—	—	—	1,025
Amortization expense	—	(276)	(26)	(28)	—

Balance at December 31, 2006	$32,572	$6,784	$209	$95	$1,025

Estimated amortization expense

2007		$427	$27	$28
2008		427	27	27
2009		427	27	26
2010		427	27	14
2011		427	27	—

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 6:  (Continued)

The following tables summarize the gross carrying amounts and accumulated amortization balances of amortizing intangible assets as of December 31, 2006 and 2005.

(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

December 31, 2006:
Customer renewal lists	$467	$258	$209
Noncompete agreements	413	318	95
Core deposits	7,060	276	6,784

	$7,940	$852	$7,088

December 31, 2005:
Customer renewal lists	$467	$232	$235
Noncompete agreements	413	290	123
Core deposits	—	—	—

	$880	$522	$358

Amortization expense for intangible assets having determinable useful lives amounted to $330 thousand in 2006, $55 thousand in 2005, and $76 thousand in 2004.

The Company acquired a Florida banking charter in a transaction with Ameris Bancorp of Moultrie, Georgia in November 2006 for $1.025 million. The charter is being accounted for as an indefinite-lived intangible asset and is therefore not being amortized. The banking charter will be tested for impairment annually or when circumstances arise or events occur that indicate that the asset may be impaired.

Note 7:  Other Assets

The following is a summary of other assets at December 31, 2006 and 2005:

(Dollars in thousands)	2006	2005

Cash surrender value of bank owned life insurance	$19,082	$14,278
Federal Home Loan Bank stock	8,007	7,956
Deferred income tax	4,639	5,489
Investment in First M&F Statutory Trust I	928	—
Other	5,174	9,574

	$37,830	$37,297

As a condition to borrowing funds from the Federal Home Loan Banks (FHLB) of Dallas and Atlanta, the Bank is required to purchase stock in the FHLB. No ready market exists for the stock, and it has no quoted market value. The investment in FHLB stock can only be redeemed by the FHLB at face value.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 8:  Deposits

The following is a summary of deposits at December 31, 2006 and 2005:

(Dollars in thousands)	2006	2005

Noninterest-bearing	$180,273	$164,189
Interest-bearing:
NOW and money market deposits	328,360	308,301
Savings deposits	94,815	82,512
Certificates of deposit of $100 thousand or more	251,291	173,374
Brokered certificates of deposit	35,021	20,834
Other certificates of deposit	296,222	224,461

Total interest-bearing	1,005,709	809,482

Total deposits	$1,185,982	$973,671

Interest expense on certificates of deposit of $100 thousand or more amounted to $9.368 million in 2006, $5.026 million in 2005 and $3.651 million in 2004.

At December 31, 2006, the scheduled maturities of certificates of deposit are as follows:

(Dollars in thousands)

2007	$447,907
2008	100,027
2009	24,159
2010	5,200
2011	5,241
After 2011	—

$582,534

Note 9:  Short-Term Borrowings

The following is a summary of information related to short-term borrowings:

	Balance Outstanding			Weighted Average Rate

(Dollars in thousands)	Maximum Month End	Average Daily	At Year End	During Year	At Year End

2006:
Federal funds purchased	$25,000	$2,582	$12,900	5.31%	5.44%
Securities sold under agreements to repurchase	10,062	6,205	6,712	4.51%	4.47%

	$35,062	$8,787	$19,612

2005:
Federal funds purchased	$17,400	$4,182	$—	3.77%	—
Securities sold under agreements to repurchase	18,062	14,874	18,062	4.16%	3.74%

	$35,462	$19,056	$18,062

2004:
Federal funds purchased	$31,900	$5,411	$—	1.97%	—
Securities sold under agreements to repurchase	18,872	15,428	16,808	3.61%	3.75%

	$50,772	$20,839	$16,808

Federal funds purchased represent primarily overnight borrowings through relationships with correspondent banks. Securities sold under agreements to repurchase generally have maturities of less than 30 days and are collateralized by U. S. Treasury securities and securities of U. S. Government agencies and sponsored entities.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 10:  Other Borrowings

The following is a summary of other borrowings at December 31, 2006 and 2005:

(Dollars in thousands)	2006	2005

Company’s line of credit in the amount of $15 million, maturing in May 2009; secured by approximately 29% of the Bank’s common stock; interest payable quarterly at .75% below the lender’s base rate	$10,416	$2,642
Bank’s advances from Federal Home Loan Banks, net of unamortized purchase accounting adjustments of $131 and $0	155,984	145,852
Bank’s insurance subsidiary other note payable	—	40

	$166,400	$148,534

Company’s junior subordinated debentures, interest payable quarterly at 6.44% through March 2011, and payable quarterly at 90-day LIBOR plus 1.33% through March 2036; redeemable after March 2011	$30,928	$—

The Bank has advances from the Federal Home Loan Banks (FHLB) of Dallas and Atlanta under Blanket Agreements for Advances and Security Agreements.  These agreements allow the Bank to borrow funds from the FHLB to fund mortgage loan programs and to satisfy certain other funding needs. The value of mortgage-backed securities and mortgage loans pledged under these agreements must be maintained at not less than 115% and 150%, respectively, of the advances outstanding. The following is a summary of these advances, net of purchase accounting adjustments, at December 31, 2006 and 2005:

(Dollars in thousands)	2006	2005

Single payment advances maturing within 12 months of year end:
Balance	$25,000	$47,500
Range of rates	4.82%-5.33%	2.80%-4.65%
Single payment advances maturing after 12 months of year end:
Balance	$90,869	$44,800
Range of rates	4.24-6.50%	4.24-6.50%
Range of maturities	2008-2012	2008-2012
Amortizing advances:
Balance	$40,115	$53,552
Monthly payment amount	1,060	1,165
Range of rates	2.17%-8.48%	2.17%-8.48%
Range of maturities	2007-2020	2006-2020

Scheduled principal payments on FHLB advances at December 31, 2006, are as follows:

(Dollars in thousands)

2007	$17,717
2008	31,698
2009	36,776
2010	33,977
2011	3,679
After 2011	32,137

$155,984

Note 11:  Variable Interest Entity

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

Note 12:  Commitments and Contingencies

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

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions and generally have fixed expiration dates or other termination clauses. Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. When making these commitments, the Company applies the same credit policies and standards as it does in the normal lending process. Collateral is obtained based upon the Company's assessment of a customer's credit worthiness.

Standby and commercial letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. When issuing letters of credit, the Company applies the same credit policies and standards as it does in the normal lending process. Collateral is obtained based upon the Company's assessment of a customer's credit worthiness. A liability of $107 thousand is recognized at December 31, 2006 and a liability of $181 thousand is recognized at December 31, 2005 for the Company’s obligation to stand ready to perform related to standby letters of credit.

The maximum credit exposure in the event of nonperformance for loan commitments and letters of credit is represented by the contract amount of the instruments. A summary of these instruments at December 31, 2006 and 2005 follows:

(Dollars in thousands)	2006	2005

Commitments to extend credit	$211,780	$179,514
Standby letters of credit	19,004	24,943
Commercial letters of credit	—	84

The Company makes commitments to originate mortgage loans that will be held for sale. The total commitments to originate mortgages to be held for sale were $15.292 million at December 31, 2006 and $12.229 million at December 31, 2005. These commitments are accounted for as derivatives and marked to fair value through mortgage banking income. At December 31, 2006 mortgage origination-related derivatives with positive fair values of $23 thousand were included in other assets and derivatives with negative fair values of $63 thousand were included in other liabilities. At December 31, 2005 mortgage origination-related derivatives with positive fair values of $1 thousand were included in other assets and derivatives with negative fair values of $12 thousand were included in other liabilities. The Company also engages in forward sales contracts with mortgage investors to purchase mortgages held for sale. Those forward sale agreements that have a determined price and expiration date are accounted for as derivatives and marked to fair value through mortgage banking income. At December 31, 2006 and 2005 the Company had $6.176 million and $4.092 million in locked forward sales agreements in place. At December 31, 2006 forward sale-related derivatives with positive fair values of $23 thousand were included in other assets and derivatives with negative fair values of $18 thousand were included in other liabilities. At December 31, 2005 forward sale-related derivatives with positive fair values of $8 thousand were included in other assets and derivatives with negative fair values of $10 thousand were included in other liabilities.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 13:  Accumulated Other Comprehensive Income

The following is a summary of the gross amounts of accumulated other comprehensive income and the related income tax effects:

(Dollars in thousands)	Gross	Tax	Net

December 31, 2006:
Net unrealized gain on securities available for sale	$(1,410)	$(526)	$(884)
Net unamortized pension costs	(2,707)	(1,010)	(1,697)

	$(4,117)	$(1,536)	$(2,581)

December 31, 2005:
Net unrealized gain on securities available for sale	$(1,171)	$(437)	$(734)
Minimum pension liability	(2,950)	(1,101)	(1,849)

	$(4,121)	$(1,538)	$(2,583)

December 31, 2004:
Net unrealized gain on securities available for sale	$2,846	$1,061	$1,785
Minimum pension liability	(2,469)	(921)	(1,548)

	$377	$140	$237

Note 14:  Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of cumulative Class A voting preferred stock of no par value and 1,000,000 shares of cumulative Class B non-voting preferred stock of no par value. Dividend rates, redemption terms and conversion terms may be set by the Board of Directors.

Dividend Reinvestment and Stock Purchase Plan

The Dividend Reinvestment and Stock Purchase Plan authorizes the sale of up to 200,000 shares of the Company’s common stock from authorized, but unissued, shares or from shares acquired on the open market to shareholders who choose to invest all or a portion of their cash dividends and make optional cash payments of $50.00 to $5,000.00 per quarter. All shares for this plan have been purchased on the open market. The price of shares purchased on the open market is the average price paid for all shares purchased for all participants.

Stock Split

On May 15, 2006, the Company completed a 2-for-1 stock split in the form of a 100% stock dividend. The record date of the stock split was May 1, 2006. All share amounts and prices of prior periods have been adjusted to reflect the effect of the stock split.

Common Stock Repurchase Program

The Company’s Board of Directors approved a common stock repurchase program on March 12, 2003, authorizing the repurchase of up to 240,000 (not adjusted for split) shares of the Company’s outstanding common stock beginning in March 2003.  The authorization specified that the shares would be repurchased within twelve months.

On April 14, 2004, the Company’s Board of Directors authorized a new stock repurchase program to repurchase up to 120,000 (not adjusted for split) shares of common stock in the open market over a twelve month period beginning on May 1, 2004, and ending on April 30, 2005. The authorization limited the number of shares that may be repurchased in any calendar month to no more than 10,000 (not adjusted for split).

On May 11, 2005, the Company’s Board of Directors authorized a new stock repurchase plan allowing for the purchase of up to 10,000 (not adjusted for split) shares per month through May 2006.

The timing and extent of any repurchases are subject to management’s discretion and will depend on market considerations. The Board will review the repurchase program after the first twelve months to allow for any needed adjustments. The reacquired shares will be held as authorized but unissued shares to be used for general corporate purposes.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 15:  Stock Compensation Plan

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

(Dollars in thousands, except share data)	Under SFAS No. 123R	Under SFAS No. 123 And APB Opinion No. 25	Difference

Net income before tax	$(198)	$(188)	$(10)
Net income	(123)	(117)	(6)
Cash flows from operations	38	156	(118)
Cash flows from financing activities:
Stock options exercised	159	159	—
Tax benefits realized	118	—	118
Earnings per share effect:
Basic	$(.03)	$(.03)	$—
Diluted	(.03)	(.03)	—

Through June 30, 2005 the Company accounted for its stock-based employee compensation plans based on the “intrinsic value method” provided for in Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The Company elected not to adopt the recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, which require a fair-value based method of accounting for stock options and similar equity awards. Because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized on stock option plans. SFAS No. 123, as amended by SFAS No. 148, requires pro forma disclosures for net income and earnings per share for companies not adopting its fair value accounting method for stock-based employee compensation. SFAS No. 123R requires that these disclosures be made for all periods for which SFAS No. 123R is not retrospectively applied. The pro forma disclosures required by SFAS No. 123 are shown in the table below using the fair value method of SFAS No. 123R to measure compensation expense for stock-based employee plans as if the Company had used the fair value method of accounting. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions in 2006, 2005 and 2004: expected dividend yields of 3.25%; expected volatility of 20.52%, 22.35% and 22.35%; risk-free interest rate of 6.50%; and expected lives of 7 years, 10 years and 10 years. The estimated fair values of stock options at their grant date were $4.67 in 2006, $4.88 in 2005 and $4.98 in 2004.

(Dollars in thousands, except share data)		2006	2005	2004

Net income, as reported		$13,925	$12,592	$10,775
Add:	Stock option expense recognized, net of taxes	13	6	—
	Restricted stock award expenses recognized, net of taxes	181	54	—
	Unrestricted stock award expenses recognized, net of taxes	—	63	—
Less:	Total stock option expense determined under the fair value method, net of taxes	13	12	29
	Restricted stock award expenses, net of taxes	181	54	—
	Unrestricted stock award expenses, net of taxes	—	63	—

Net income, pro forma		$13,925	$12,586	$10,746

Earnings per share, as reported:
Basic		$1.54	$1.40	$1.19
Diluted		1.53	1.40	1.18

Earnings per share, pro forma:
Basic		$1.54	$1.40	$1.18
Diluted		1.53	1.40	1.17

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 15:  (Continued)

The Company implemented a stockholder approved Stock Option Plan, effective January 1, 1999, authorizing the grant of incentive stock options (ISO's) to key employees and nonstatutory stock options (NSO's) to members of the Board. The stated purpose of the plan is to provide incentives to key officers and directors by permitting them to purchase stock in the Company under the provisions of this plan. The maximum number of shares of stock that may be optioned or sold under the plan is 500,000 shares. Under the provisions of the plan, the Company and the participating employees and directors will execute agreements, upon the grant of options, providing each participant with an option to purchase stock within ten years of the date of the grant. In May 2005 the Stock Option Plan was replaced by the shareholder approved 2005 Equity Incentive Plan. The plan allows for share-based payments in the form of stock options, restricted stock awards, stock appreciation rights and other stock-based awards. The maximum number of shares that may be awarded are 700,000. However, there are limits on certain types of awards. The maximum number of shares that may be awarded in the form of stock options is 400,000. The maximum number of shares that may be awarded in forms other than options and stock appreciation rights is 500,000. The maximum number of shares that may be awarded to Directors is 100,000. The number of shares available under the 2005 Equity Incentive Plan reflect a 2-for-1 stock split in the form of a 100% dividend effective May 15, 2006.

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

The following is a summary of stock option activity:

	Outstanding Options	Weighted Average Exercise Price

January 1, 2004	348,812	$14.78
Options granted	5,000	17.37
Options exercised	(81,442)	13.27
Options forfeited	(20,000)	17.88

December 31, 2004	252,370	15.08

Options granted	7,000	17.00
Options exercised	(12,000)	13.28
Options forfeited	(8,000)	15.49

December 31, 2005	239,370	15.20

Options granted	3,000	19.06
Options exercised	(55,908)	14.12
Options forfeited	—	—

December 31, 2006	186,462	$15.59

The following is a summary of stock options outstanding at December 31, 2006:

Exercise Price Range	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price- Options Outstanding	Options Exercisable	Weighted Average Exercise Price- Options Exercisable

$ 10.00 - $10.13	5,000	3.93	$10.05	5,000	$10.05
12.63 - 13.96	49,962.86		13.80	48,762	13.83
15.88 - 19.06	131,500	3.09	16.49	117,900	16.33

The Company has issued restricted stock awards to certain executives and senior officers. The awards vest over periods of three to seven years and are forfeited in their entirety if the officer leaves the Company before the end of the vesting term. Additionally the restricted shares include a performance condition that may accelerate vesting at the achievement of a diluted earnings per share and net income target. Non-achievement of the performance condition during the vesting period would not prevent vesting of the shares. At December 31, 2006 and 2005 there were $1.622 million and $1.845 million in unrecognized compensation costs. The Company estimates that 4.00% (.57% annual rate) of the nonvested shares will be forfeited in determining net compensation expenses recognized.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 15:  (Continued)

The following table summarizes restricted stock awards granted in 2005 and 2006:

Grant Date	Shares Granted	Grant Date Fair Value	Vesting Date

August 2005	75,000	$17.08	August 2012
August 2005	1,766	17.08	August 2008
December 2005	6,000	16.86	May 2009
December 2005	6,000	16.86	June 2011
December 2005	25,000	16.86	December 2012
December 2006	1,500	19.59	December 2007
December 2006	1,500	19.59	December 2008
December 2006	1,000	19.59	December 2009

In December 2005 the Company issued 3,000 shares of stock bearing no restrictions at a grant date fair value of $33.71 to certain senior and executive officers as a performance bonus. The Company recognized $101 thousand in compensation expense related to the awards.

Note 16:  Other Expenses

Significant components of other expenses are summarized as follows:

(Dollars in thousands)	2006	2005	2004

Postage and shipping	$676	$604	$619
Stationery and supplies	1,002	866	846
Accounting, legal and professional fees	1,427	905	1,234
Insurance expense	709	650	613
Other	6,326	4,918	4,485

	$10,140	$7,943	$7,797

Note 17:  Income Taxes

The components of income tax expense (benefit) are as follows:

(Dollars in thousands)	Federal	State	Total

2006:
Current	$6,075	$494	$6,569
Current taxes related to noncontrolling interests	5	1	6
Deferred	(155)	184	29

Total	$5,925	$679	$6,604

2005:
Current	$5,523	$718	$6,241
Current taxes related to noncontrolling interests	3	1	4
Deferred	(209)	(32)	(241)

Total	$5,317	$687	$6,004

2004:
Current	$4,150	$417	$4,567
Current taxes related to noncontrolling interests	(406)	(63)	(469)
Deferred	(20)	(3)	(23)

Total	$3,724	$351	$4,075

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 17:  (Continued)

The differences between actual income tax expense and expected income tax expense are summarized as follows:

(Dollars in thousands)	2006	2005	2004

Amount computed using the Federal statutory rates on income before taxes	$6,978	$6,322	$4,739
Increase (decrease) resulting from:
Tax exempt income, net of disallowed interest deduction	(635)	(665)	(745)
State income tax expense, net of Federal effect	447	453	273
Life insurance income	(198)	(146)	(197)
Other, net	12	40	5

	$6,604	$6,004	$4,075

The change in the net deferred taxes is a result of current period deferred tax expense (benefit), and changes in accumulated other comprehensive income. The components of the net deferred tax asset (liability) at December 31, 2006 and 2005, consist of the following:

(Dollars in thousands)	2006	2005

Allowance for loan losses	$5,352	$4,643
Loan fees	510	450
Purchase accounting adjustments, investments and loans	616	29
Nonperforming assets	395	289
Accrued expenses	207	377
Share-based compensation	151	36
Minimum pension liability and unrealized pension costs	1,010	1,101
Unrealized loss on securities available for sale	526	437
Operating loss carryforwards	875	—
Unused tax credits	254	—
Other	350	154

Total deferred tax assets	10,246	7,516

Fixed assets and depreciation	(1,255)	(407)
Federal Home Loan Bank stock dividends	(623)	(623)
Employee benefit plans	(890)	(673)
Intangible assets	(2,487)	—
Purchase accounting adjustments, deposits and borrowings	(68)	—
Prepaid expenses	(254)	(269)
Other	(30)	(55)

Total deferred tax liabilities	(5,607)	(2,027)

	$4,639	$5,489

In connection with the Columbiana acquisition, the Company has the following net operating losses and tax credits available for carryover for Federal income tax purposes at December 31, 2006:

(Dollars in thousands)	Amount	Expiration Dates

Net operating loss	$2,574	2023 – 2026
Tax credits	254	2021 – 2025

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 18:  Employee Benefit Plans

Pension Plan

The Bank has a defined benefit pension plan covering substantially all full-time employees of the Bank and subsidiaries. Benefits under this plan are based on years of service and average annual compensation for a five year period. The Bank froze benefit accruals under this plan effective September 30, 2001.

  The measurement date for actuarial calculations for the plan is October 1 of each year. The following is a summary of the plan's funded status:

(Dollars in thousands)	2006	2005

Change in benefit obligation:
Projected benefit obligation at beginning of year	$8,933	$8,283
Service cost	—	—
Interest cost	456	463
Actuarial (gain) loss	(452)	641
Benefit payments	(470)	(454)

Projected benefit obligation at end of year	8,467	8,933

Change in plan assets:
Fair value of plan assets at beginning of year	7,787	7,451
Actual return on plan assets	564	513
Employer contributions	750	300
Benefit payments	(470)	(454)
Expenses	(19)	(23)

Fair value of plan assets at end of year	8,612	7,787

Funded status at measurement date:
Plan assets more than (less than) projected benefit obligation	145	(1,146)
Unrecognized net actuarial loss	—	3,670
Unrecognized transition asset	—	(37)
Unamortized prior service credit	—	(218)

Pension asset recognized	145	2,269
Pension accrual recognized	—	(465)

Net amount recognized	$145	$1,804

The following is a summary of amounts recorded in the consolidated statements of condition:

(Dollars in thousands)	2006	2005

Prepaid benefit cost	$—	$2,269
Net pension asset	145	—
Accrued benefit liability	—	(3,415)
Accumulated other comprehensive income, before income taxes	2,707	2,950

	$2,852	$1,804

The following is a summary of information related to benefit obligations and plan assets:

(Dollars in thousands)	2006	2005

Projected benefit obligation	$8,467	$8,933
Accumulated benefit obligation	8,467	8,933
Fair value of plan assets	8,612	7,787

The following is a summary of the components of accumulated other comprehensive income:

(Dollars in thousands)	2006	2005

Accrued pension benefit cost	$—	$2,950
Unamortized transition obligation (asset)	(27)	—
Unamortized prior service cost (credit)	(182)	—
Unamortized actuarial loss (gain)	2,916	—

Accumulated other comprehensive income	$2,707	$2,950

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 18:  (Continued)

The following table shows the incremental effect of applying FASB Statement  No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)” on individual line items in the consolidated statement of condition:

(Dollars in thousands)	Before Application of Statement 158	Adjustments	After Application of Statement 158

Prepaid pension asset	$2,852	$(2,852)	$—
Net pension asset	—	145	145
Deferred tax asset	3,629	1,010	4,639
Total assets	1,541,972	(1,697)	1,540,275
Minimum pension liability	—	—	—
Total liabilities	1,412,209	—	1,412,209
Accumulated other comprehensive income	(884)	(1,697)	(2,581)
Total stockholders’ equity	$129,744	$(1,697)	$128,047

The prepaid pension asset represents the excess of pension contributions over recognized pension expenses.

The net pension asset represents the excess of the fair value of pension assets over the accumulated benefit obligation.

The minimum pension liability is a recognized liability when the accumulated benefit obligation exceeds the fair value of plan assets and a prepaid pension asset exists. FASB Statement No. 158 eliminated this requirement by requiring the recognition as an asset or liability of the difference between the fair value of plan assets and the projected benefit obligation.

Net pension cost (benefit) included the following components:

(Dollars in thousands)	2006	2005	2004

Service cost	$—	$—	$—
Interest cost	456	463	469
Expected return on plan assets	(509)	(504)	(498)
Amortization of transition asset	(9)	(9)	(9)
Amortization of prior service credit	(37)	(37)	(37)
Recognized actuarial (gain) loss	266	220	220

Net pension cost	$167	$133	$145

The Company has elected to amortize the unrecognized net gain or loss over a seven year period on a straight-line basis. For plan years up through 2006, the unrecognized gain or loss has been amortized based on the average remaining service period of participants.

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic pension cost during 2007 is $417 thousand. The estimated prior service cost and amortization of transition asset that will be amortized from accumulated comprehensive income to reduce net periodic pension cost during 2007 are $37 thousand and $9 thousand respectively.

Total expense recorded in the accompanying consolidated statements of income related to the pension plan included the following components:

(Dollars in thousands)	2006	2005	2004

Net pension cost	$167	$133	$145
Payments for expenses made on behalf of the plan	65	56	54

	$232	$189	$199

The following is a summary of weighted average assumptions:

	2006	2005	2004

Discount rate for determining current year’s costs	5.25%	5.75%	6.00%
Discount rate for determining year end benefit obligation	5.75%	5.25%	5.75%
Expected return on plan assets for determining current year’s costs	6.75%	7.00%	7.50%
Rate of compensation increase (plan is frozen)	—%	—%	—%

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 18:  (Continued)

The Company estimates the long-term rate of return on plan assets using historical returns, changes in asset mix, general economic conditions and industry practice. Historical annual returns on plan assets have ranged from losses of approximately 10% to gains in excess of 15%. The short-term volatility of these returns makes them an unreliable indicator of future long-term returns. Therefore, the historical plan rate of return is not used as a starting point, but rather as a guideline in determining the plan assumption for returns. The plan return was 6.9% in 2006 and 6.7% in 2005. The mix of invested assets has changed over time from predominately fixed-income securities prior to 1997 to a mix of equity securities and fixed-income securities thereafter. The equity securities have brought more return volatility and higher expected returns to the portfolio. Through 2006, Management has operated under the assumption that the long-term equity market returns will approximate the past 50 years, which provided an average 12.3% return, based upon stock market historical data. Current and expected economic conditions have also been considered in determining the estimate of long-term returns. Management also uses a survey of pension plan managers provided by a third party which indicates the rate of return assumptions that are predominant in the industry. At the end of 2006, Management changed its investment horizon to coincide with the amortization period of the unamortized actuarial gain or loss. Therefore, the assumption concerning expected returns for 2007 was maintained at 2006 levels, even though rates generally increased during 2006, to reflect the shorter investment horizon. Management intends to terminate the Plan within the next 7 to 10 years.

The plan’s asset allocations at December 31, 2006 and 2005 by asset category are as follows:

	2006	2005

Interest-bearing bank balances	3%	3%
Debt securities	33%	33%
Equity securities	64%	64%

	100%	100%

Equity securities included 18,868 shares of the Company’s common stock at December 31, 2006 and 2005.

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

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 18:  (Continued)

Pension benefit payments are made from assets of the pension plan. It is anticipated that future benefit payments for the plan will be as follows.

(Dollars in thousands) Year	Expected payments

2007	$466
2008	470
2009	494
2010	527
2011	531
2012 – 2016	2,792

The Company expects to contribute $500 thousand to the pension plan in 2007.

Profit and Savings Plan

The Bank has a profit and savings plan which includes features such as an Employee Stock Ownership Plan and a 401(k) plan which provides for certain salary deferrals, covering substantially all full-time employees of the Bank and subsidiaries. The Bank matched employee 401(k) contributions equal to 50% of an employee's first 5% of salary deferral through 2004. Beginning in 2005, the Company matched contributions equal to 50% of an employee’s first 6% of salary deferral. Total matching contributions for this plan were $561 thousand in 2006, $369 thousand in 2005, and $187 thousand in 2004. During 2004, the Company began making matching contributions on a monthly basis rather than on an annual basis. Additional contributions to the plan are at the discretion of the Board of Directors. Discretionary contributions, which are invested in the Company’s common stock, for this plan were $75 thousand in 2006, $75 thousand in 2005, and $65 thousand in 2004.

At December 31, 2006 and 2005, the profit and savings plan owned 182,418 and 197,564 shares of the Company's common stock.

Nonqualified Deferred Compensation Plan

The Bank has a nonqualified deferred compensation plan for senior officers and executives of the Bank and its subsidiaries. The plan allows for the deferral of salary by the participants with the Company having the option of also making matching contributions and profit sharing contributions. The participant’s earnings credits are indexed to selected mutual fund returns. Matching contributions and profit sharing contributions vest evenly over a five (5) year period. The Company will use the earnings of Bank-owned life insurance policies to provide sufficient revenues to offset the cost of the liabilities incurred by participant earnings credits. Participants deferred $135 thousand of compensation during 2006 and $155 thousand during 2005. The Company made a profit sharing contribution to the plan of $11 thousand in 2005 and none in 2006. The plan also had distributions of $2 thousand in 2006 and none in 2005. Included in salaries and employee benefit expenses are $18 thousand in earnings credits to employees’ accounts for 2006 and none for 2005. Also included in salaries and employee benefit expenses are administrative expenses of $60 thousand in 2006 and $1 thousand in 2005.

Note 19:  Earnings Per Share

The following table shows a reconciliation of earnings per share to diluted earnings per share:

(Dollars in thousands, except share data)	2006	2005	2004

Basic earnings per share:
Net income	$13,925	$12,592	$10,775

Weighted average shares outstanding	9,016,384	8,990,060	9,084,426

Basic earnings per share	$1.54	$1.40	$1.19

Diluted earnings per share:
Net income	$13,925	$12,592	$10,775

Weighted average shares outstanding	9,016,384	8,990,060	9,084,426
Dilutive effect of options and restricted stock grants	50,944	19,142	33,790

Adjusted weighted average shares outstanding	9,067,328	9,009,202	9,118,216

Diluted earnings per share	$1.53	$1.40	$1.18

Stock options not included in adjusted shares due to anti-dilutive effect	2,411	1,825	399

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 20:  Fair Value of Financial Instruments

The following table presents the carrying amounts and fair values of the Company’s financial instruments at December 31, 2006 and 2005.

	2006		2005

(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and short-term investments	$63,483	$63,483	$60,644	$60,644
Securities available for sale	261,828	261,828	185,071	185,071
Loans held for sale	7,263	7,263	5,704	5,704
Loans held for investment	1,072,333	1,067,828	920,631	915,080
Nonmarketable equity investments	8,085	8,085	8,035	8,035
Investment in unconsolidated VIE	928	928	—	—
Financial liabilities:
Deposits	1,185,982	1,157,512	973,671	965,691
Short-term borrowings	19,612	19,612	18,062	18,062
Other borrowings	166,400	161,024	148,534	145,563
Junior subordinated debt	30,928	31,841	—	—
Other financial instruments:
Commitments to extend credit	490	490	438	438
Letters of credit	107	107	181	181

The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

Cash and due from banks, interest-bearing deposits with banks and Federal funds sold are valued at their carrying amounts which are reasonable estimates of fair value due to the relatively short period to maturity of the instruments.

Securities available for sale are predominantly valued based on prices obtained from an independent nationally recognized pricing service, dealer quotes and market yield matrices.

Loans held for sale are valued by discounting the estimated cash flows using current market rates for instruments with similar credit ratings and maturities and adjusting those rates using dealer pricing adjustments for characteristics unique to the borrower’s circumstances or the structuring of the credit.

Loans held for investment are valued by discounting the estimated future cash flows, using rates at which these loans would currently be made to borrowers with similar credit ratings and similar maturities.

Nonmarketable equity securities are primarily securities of the Federal Home Loan Banks for which carrying value is estimated to be an accurate approximation of fair value.

Investment in unconsolidated VIE is the Company’s investment in the First M&F Statutory Trust I, which acquired the Company’s junior subordinated debt through funding provided by the issuance of trust preferred securities. The investment depends on the Company’s own cash flows and therefore, the carrying value is an accurate approximation of fair value.

Deposits are valued depending on whether they have defined maturities. The fair value of demand deposits, NOW accounts, money market accounts and savings deposits is the carrying amount at the reporting date. The fair value of certificates of deposit is estimated by discounting the future cash flows, using current market rates for deposits of similar maturities.

Short-term borrowings are highly liquid and therefore the net book value of the majority of these financial instruments approximates fair value due to the short term nature of these items or their applicable interest rates and repricing and repayment terms.

The fair value of other borrowings, which consist of Federal Home Loan Bank advances and borrowings from correspondent banks is estimated by discounting the future cash flows, using current market rates for borrowings of similar terms and maturities.

Junior subordinated debt is valued by discounting the expected cash flows using a current market rate for similar instruments.

Commitments to extend credit and letters of credit are valued based on the fees charge to enter into similar credit arrangements.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 21:  Regulatory Matters

Federal banking regulations require that the Bank maintain certain cash reserves based on a percent of deposits. This requirement was $19.768 million at December 31, 2006.

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

Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Total Capital and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006, that all capital adequacy requirements have been met.

As of December 31, 2006, the most recent notification by the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company's and Bank's actual capital amounts and ratios as of December 31, 2006 and 2005, are also presented in the table:

	Actual		Minimum Capital		Well Capitalized

(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2006:
Total capital (to risk weighted assets):
Company	$137,443	11.5%	$95,759	8.0%	$—	—
Bank	145,242	12.1%	95,623	8.0%	119,529	10.0%
Tier I capital (to risk weighted assets):
Company	122,493	10.2%	47,880	4.0%	—	—
Bank	130,301	10.9%	47,811	4.0%	71,717	6.0%
Tier I capital (to average assets):
Company	122,493	8.3%	59,362	4.0%	—	—
Bank	130,301	8.8%	59,286	4.0%	74,107	5.0%

December 31, 2005:
Total capital (to risk weighted assets):
Company	$113,880	11.2%	$81,057	8.0%	$—	—
Bank	114,823	11.3%	80,976	8.0%	101,220	10.0%
Tier I capital (to risk weighted assets):
Company	101,425	10.0%	40,528	4.0%	—	—
Bank	102,369	10.1%	40,488	4.0%	60,732	6.0%
Tier I capital (to average assets):
Company	101,425	8.2%	49,377	4.0%	—	—
Bank	102,369	8.3%	49,335	4.0%	61,669	5.0%

Dividends paid by the Bank are the primary source of funds available to the Company for payment of dividends to its shareholders and other cash needs.  Applicable Federal and state statutes and regulations impose restrictions on the amounts of dividends that may be declared by the Bank.  In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of the Bank's total capital in relation to its assets, deposits and other such items, and as a result, capital adequacy considerations could further limit the availability of dividends from the Bank.  These restrictions are not anticipated to have a material effect on the ability of the Bank to pay dividends to the Company.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 22:  Summarized Financial Information of First M & F Corporation

Summarized financial information of First M & F Corporation (parent company only) is as follows:

STATEMENTS OF CONDITION

(Dollars in thousands)	2006	2005

Assets
Cash	$1,312	$358
Investment in subsidiary	165,855	118,320
Other assets	2,318	1,341

	$169,485	$120,019

Liabilities and Stockholders’ Equity
Note payable	$10,417	$2,642
Junior subordinated debt	30,928	—
Other liabilities	93	—
Stockholders’ equity	128,047	117,377

	$169,485	$120,019

STATEMENTS OF INCOME

(Dollars in thousands)	2006	2005	2004

Income:
Dividends received from subsidiary	$9,400	$9,200	$6,600
Equity in undistributed earnings of subsidiary	6,059	3,624	4,383
Other income	251	21	35

Total income	15,710	12,845	11,018

Expenses:
Interest	2,438	190	228
Other expenses	257	198	139

Total expenses	2,695	388	367

Income before income taxes	13,015	12,457	10,651
Income tax benefit	910	135	124

Net income	$13,925	$12,592	$10,775

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 22:  (Continued)

STATEMENTS OF CASH FLOWS

(Dollars in thousands)	2006	2005	2004

Cash flows from operating activities:
Net income	$13,925	$12,592	$10,775
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(6,059)	(3,624)	(4,383)
Other, net	(1,682)	(252)	(286)

Net cash provided by operating activities	6,184	8,716	6,106

Cash flows from investing activities:
Investment in First M&F Statutory Trust I	(928)	—	—
Proceeds from sale of nonmarketable equity securities	827	—	—
Proceeds from sale of land	340	—	—
Net cash paid in acquisitions	(39,443)	—	—

Net cash used in investing activities	(39,204)	—	—

Cash flows from financing activities:
Increase (decrease) in note payable	6,614	(4,000)	750
Issuance of junior subordinated debt	30,928	—	—
Cash dividends	(4,751)	(4,648)	(4,535)
Common shares issued	789	159	1,081
Common shares repurchased	—	(690)	(3,412)
Tax benefits on stock option transactions	394	118	—

Net cash provided by (used in) financing activities	33,974	(9,061)	(6,116)

Net increase (decrease) in cash	954	(345)	(10)
Cash at January 1	358	703	713

Cash at December 31	$1,312	$358	$703

FIRST M&F CORPORATION AND SUBSIDIARY

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting principles and practices, financial statement disclosure, or auditing scope or procedure.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As defined by the Securities and Exchange Commission in Exchange Act Rule 13a-15(e), a company's "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

As of December 31, 2006 (the "Evaluation Date"), the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as defined in the Exchange Act Rules.  Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are sufficiently effective to ensure that material information relating to the Company and required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

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

Design and Evaluation of Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company included a report of management’s assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2006. The Company’s independent registered public accounting firm has also audited, and reported on, management’s assessment of the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s report are included in the section, Financial Statements and Supplementary Data of this Annual Report on Form 10-K, under the headings “Management’s Annual Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

Subsequent to the Evaluation Date, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

OTHER INFORMATION

None.

PART III

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors, executive officers and corporate governance of the registrant is incorporated by reference and contained in the proxy material on Page 3 and following.

The Company's Board of Directors has adopted a Code of Ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions. A copy of this Code of Ethics can be found at the Company's internet website at www.mfbank.com. The Company intends to disclose any amendments to its Code of Ethics, and any waiver from a provision of the Code of Ethics granted to the Company's principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, on the Company's internet website within five business days following such amendment or waiver. The information contained on or connected to the Company's internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

FIRST M&F CORPORATION AND SUBSIDIARY

EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated by reference and contained in the proxy material on Page 6 and following.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of owners and management is incorporated by reference and contained in the proxy material on Page 3 and following.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions is incorporated by reference and contained in the proxy material on Page 18.

PRINCIPAL ACCOUNTING FEES AND SERVICES
(Last Two Fiscal Years)

Information concerning principal accounting fees and services, as well as information concerning the Company’s audit committee pre-approval policies and procedures, is incorporated by reference and contained in the proxy material on Page 17.

PART IV

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Exhibits

The following financial statements included under the heading "Financial Statements and Supplementary Data" are included in this report:

(a)	Management’s Annual Report on Internal Control Over Financial Reporting
(b)	Report of Independent Registered Public Accounting Firm (on internal control)
(c)	Report of Independent Registered Public Accounting Firm
(d)	Consolidated Statements of Condition – December 31, 2006 and 2005
(e)	Consolidated Statements of Income – Years Ended December 31, 2006, 2005 and 2004
(f)	Consolidated Statements of Comprehensive Income – Years Ended December 31, 2006, 2005 and 2004
(g)	Consolidated Statements of Stockholders’ Equity – Years Ended December 31, 2006, 2005 and 2004
(h)	Consolidated Statements of Cash Flows – Years Ended December 31, 2006, 2005 and 2004
(i)	Notes to Consolidated Financial Statements

The following exhibits have been filed with the Securities and Exchange Commission and are available upon written request:

3 (A)	Articles of Incorporation, as amended. Filed as Exhibit 3 to the Company's Form S-1 (File No. 33-08751) September 15, 1986, incorporated herein by reference.

3 (B)	Bylaws, as amended. Filed as Exhibit 3-b to the Company's Form S-1 (File No. 33-08751) September 15, 1986, incorporated herein by reference.

10(A)	First M&F Corporation 2005 Equity Incentive Plan. Filed as Appendix A to the Company’s Proxy Statement, March 15, 2005, incorporated herein by reference

10(B)	Merchants and Farmers Bank Profit and Savings Plan, as amended. Filed as Exhibit 10(B) to the Company’s Form 10-Q on August 9, 2005, incorporated herein by reference

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

The following Rule 13a-14(a)/15d-14(a) Certifications are included as exhibits to this report:

31	Rule 13a-14(a) Certification of Hugh S. Potts, Jr., Chief Executive Officer and Rule 13a-14(a) Certification of John G. Copeland, Chief Financial Officer

The following Section 1350 Certifications are included as exhibits to this report:

32	Section 1350 Certification of Hugh S. Potts, Jr., Chief Executive Officer and Section 1350 Certification of John G. Copeland, Chief Financial Officer

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
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Hugh S. Potts, Jr.

DATE: March 12, 2007	Hugh S. Potts, Jr., Director

/s/ Scott M. Wiggers

DATE: March 12, 2007	Scott M. Wiggers, Director

/s/ Jeffrey A. Camp

DATE: March 12, 2007	Jeffrey A. Camp, Director

/s/ Hollis C. Cheek

DATE: March 12, 2007	Hollis C. Cheek, Director

/s/ Jon A. Crocker

DATE: March 12, 2007	Jon A. Crocker, Director

/s/ Toxey Hall, III

DATE: March 12, 2007	Toxey Hall, III, Director

/s/ Barbara K. Hammond

DATE: March 12, 2007	Barbara K. Hammond, Director

/s/ Charles V. Imbler, Sr.

DATE: March 12, 2007	Charles V. Imbler, Sr., Director

/s/ J. Marlin Ivey

DATE: March 12, 2007	J. Marlin Ivey, Director

/s/ R. Dale McBride

DATE: March 12, 2007	R. Dale McBride, Director

/s/ Susan P. McCaffery

DATE: March 12, 2007	Susan P. McCaffery, Director

/s/ Michael L. Nelson

DATE: March 12, 2007	Michael L. Nelson, Director

/s/ Otho E. Pettit, Jr.

DATE: March 12, 2007	Otho E. Pettit, Jr., Director

/s/ Charles W. Ritter, Jr.

DATE: March 12, 2007	Charles W. Ritter, Jr., Director

/s/ L. F. Sams, Jr.

DATE: March 12, 2007	L. F. Sams, Jr., Director

FIRST M&F CORPORATION AND SUBSIDIARY

Signatures: (Continued)

/s/ Michael W. Sanders

DATE: March 12, 2007	Michael W. Sanders, Director

/s/ W. C. Shoemaker

DATE: March 12, 2007	W. C. Shoemaker, Director

/s/ Larry Terrell

DATE: March 12, 2007	Larry Terrell, Director

/s/ James I. Tims

DATE: March 12, 2007	James I. Tims, Director

EXHIBIT INDEX

3 (A)	Articles of Incorporation, as amended. Filed as Exhibit 3 to the Company's Form S-1 (File No. 33-08751) September 15, 1986, incorporated herein by reference.

3 (B)	Bylaws, as amended. Filed as Exhibit 3-b to the Company's Form S-1 (File No. 33-08751) September 15, 1986, incorporated herein by reference.

10(A)	First M&F Corporation 2005 Equity Incentive Plan. Filed as Appendix A to the Company’s Proxy Statement, March 15, 2005, incorporated herein by reference

10(B)	Merchants and Farmers Bank Profit and Savings Plan, as amended. Filed as Exhibit 10(B) to the Company’s Form 10-Q on August 9, 2005, incorporated herein by reference

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31	Rule 13a-14(a) Certification of Hugh S. Potts, Jr., Chief Executive Officer and Rule 13a-14(a) Certification of John G. Copeland, Chief Financial Officer

32	Section 1350 Certification of Hugh S. Potts, Jr., Chief Executive Officer and Section 1350 Certification of John G. Copeland, Chief Financial Officer