Form 10-Q
period 2007-03-31
FIRST M&F CORP/MS
filed 2007-05-10
CIK 320387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
Or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $5 par value	9,169,846 Shares
Title of Class	Shares Outstanding at April 30, 2007

FIRST M & F CORPORATION

FORM 10-Q

FIRST M & F CORPORATION AND SUBSIDIARY

PART I: FINANCIAL INFORMATION
Item 1 - Financial Statements (Unaudited)

Consolidated Statements of Condition
(Unaudited)
(Dollars in thousands)
	March 31		December 31
Assets	2007	2006	2006
Cash and due from banks	$51,458	$56,309	$59,793
Interest bearing bank balances	10,282	7,087	3,690
Federal funds sold	15,000	6,600	-
Securities available for sale, amortized cost of $249,530, $242,855 and $263,238	248,624	240,436	261,828
Loans held for sale	8,755	7,429	7,263

Loans, net of unearned income	1,108,550	1,055,696	1,087,283
Allowance for loan losses	(15,276)	(15,182)	(14,950)
Net loans	1,093,274	1,040,514	1,072,333

Bank premises and equipment	42,030	38,549	41,128
Accrued interest receivable	12,148	9,865	12,590
Other real estate	2,270	3,889	3,135
Goodwill	32,572	30,261	32,572
Other intangible assets	7,928	6,202	8,113
Bank owned life insurance	19,254	18,398	19,082
Other assets	20,513	24,543	18,748

	$1,564,108	$1,490,082	$1,540,275
Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing deposits	$188,116	$192,517	$180,273
Interest-bearing deposits	1,020,748	974,478	1,005,709
Total deposits	1,208,864	1,166,995	1,185,982
Federal funds purchased and repurchase agreements	6,177	6,022	19,612
Other borrowings	176,859	154,559	166,400
Junior subordinated debt	30,928	30,928	30,928
Accrued interest payable	4,679	3,595	4,784
Other liabilities	5,676	9,105	4,503
Total liabilities	1,433,183	1,371,204	1,412,209

Noncontrolling interest in subsidiaries	19	21	19

Stockholders’ equity:
Preferred stock:
Class A; 1,000,000 shares authorized	-	-	-
Class B; 1,000,000 shares authorized	-	-	-
Common stock of $5.00 par value; 15,000,000 shares authorized: 9,055,080, 8,996,726 and 9,046,226 shares issued	45,275	44,984	45,231
Additional paid-in capital	30,309	29,463	30,315
Nonvested restricted stock awards	459	158	375
Retained earnings	57,070	47,617	54,707
Accumulated other comprehensive income (loss)	(2,207)	(3,365)	(2,581)
Total stockholders’ equity	130,906	118,857	128,047
	$1,564,108	$1,490,082	$1,540,275

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Income
(Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended
	March 31
Interest income:	2007	2006
Interest and fees on loans	$21,219	$17,760
Interest on loans held for sale	112	70
Taxable investments	2,484	1,794
Tax-exempt investments	462	485
Federal funds sold	12	238
Interest bearing bank balances	43	58
Total interest income	24,332	20,405

Interest expense:
Deposits	8,671	5,847
Federal funds purchased and repurchase agreements	188	116
Other borrowings	1,970	1,752
Junior subordinated debt	496	241
Total interest expense	11,325	7,956

Net interest income	13,007	12,449
Provision for loan losses	630	953
Net interest income after
provision for loan losses	12,377	11,496

Noninterest income:
Service charges on deposit accounts	2,499	2,263
Mortgage banking income	416	231
Agency commission income	1,041	950
Trust and brokerage income	137	158
Bank owned life insurance income	190	128
Securities gains (losses), net	-	(1)
Other income	1,274	616
Total noninterest income	5,557	4,345

Noninterest expenses:
Salaries and employee benefits	7,251	6,282
Net occupancy expenses	867	711
Equipment expenses	897	738
Software and processing expenses	344	309
Telecommunication expenses	259	208
Marketing and business development expenses	345	264
Intangible asset amortization	185	45
Other expenses	2,534	2,436
Total noninterest expenses	12,682	10,993

Income before income taxes and noncontrolling interests	5,252	4,848
Income taxes	1,691	1,572
Noncontrolling interest in earnings (losses) of subsidiaries, net of taxes of $4 and $3	7	6

Net income	$3,554	$3,270

Earnings per share:
Basic	$.39	$.37
Diluted	$.39	$.36

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Comprehensive Income
(Unaudited)

(Dollars in thousands)	Three Months Ended
	March 31
	2007	2006

Net income	$3,554	$3,270

Other comprehensive income:
Change in unrealized gains (losses) on securities available for sale, net of tax of $188 and $466 for the three months ended March 31	316	(783)
Reclassification adjustment for (gains) losses on securities available for sale included in net income, net of tax of $0 and $1 for the three months ended March 31	-	1
Defined benefit pension plan:
Transition obligation amortization, net of tax of $1	(1)	-
Prior service cost amortization, net of tax of $3	(6)	-
Actuarial loss amortization, net of tax of $39	65	-

Other comprehensive income	374	(782)

Total comprehensive income	$3,928	$2,488

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity
Three Months Ended March 31, 2007 and 2006
(Unaudited)

(Dollars in thousands, except per share data)
	Common Stock	Additional Paid-in Capital	Nonvested Restricted Stock Awards	Retained Earnings	Accumulated Other Comprehensive Income	Total
January 1, 2006	$22,476	$29,340	$86	$68,058	$(2,583)	$117,377
Effect of stock split issued in the form of a 100% stock dividend on May 15, 2006	22,476	51	-	(22,527)	-	-
January 1, 2006, as adjusted	$44,952	$29,391	$86	$45,531	$(2,583)	$117,377
Net income	-	-	-	3,270	-	3,270
Cash dividends ($.13 per share)	-	-	-	(1,184)	-	(1,184)
6,408 common shares issued in exercise of stock options	32	53	-	-	-	85
Tax benefits on stock option transactions	-	14	-	-	-	14
Share-based compensation expense recognized	-	5	72	-	-	77
Net change	-	-	-	-	(782)	(782)

March 31, 2006	$44,984	$29,463	$158	$47,617	$(3,365)	$118,857

January 1, 2007	$45,231	$30,315	$375	$54,707	$(2,581)	$128,047
Net income	-	-	-	3,554	-	3,554
Cash dividends ($.13 per share)	-	-	-	(1,192)	-	(1,192)
8,854 common shares issued in exercise of stock options	44	86	-	-	-	130
Tax benefits on stock option transactions	-	78	-	-	-	78
Option cancellation payments	-	(175)	-	-	-	(175)
Share-based compensation expense recognized	-	5	84	1	-	90
Net change	-	-	-	-	374	374

March 31, 2007	$45,275	$30,309	$459	$57,070	$(2,207)	$130,906

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)	Three Months Ended March 31
	2007	2006
Cash flows from operating activities:
Net income	$3,554	$3,270
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	90	77
Amortization of pension costs	70	-
Depreciation and amortization	822	593
Provision for loan losses	630	953
Net investment amortization (accretion)	(101)	(36)
Net change in unearned fees/deferred costs on loans	38	117
Capitalized dividends on FHLB stock	(88)	(87)
Net accretion of discount on time deposits	23	31
Net accretion of discount on debt	4	2
Loss on securities available for sale	-	1
Gain on loans held for sale	(44)	(20)
Other asset sales (gains)/losses	137	190
Earnings (loss) of noncontrolling interest	11	9
Deferred income taxes	(283)	(258)
(Increase) decrease in:
Accrued interest receivable	442	(71)
Cash surrender value of bank owned life insurance	(190)	(128)
Loans held for sale	(1,458)	(1,739)
Other assets	(1,305)	(1,208)
Increase (decrease) in:
Accrued interest payable	(105)	246
Other liabilities	1,215	1,130

Net cash provided by operating activities	3,462	3,072

Cash flows from investing activities:
Purchases of securities available for sale	(1,101)	(34,290)
Sales of securities available for sale	321	8,617
Maturities of securities available for sale	14,589	11,222
Investment in First M&F Statutory Trust I	-	(928)
Net (increase) decrease in:
Interest bearing bank balances	(6,593)	2,215
Federal funds sold	(15,000)	1,700
Loans	(21,870)	(23,160)
Bank premises and equipment	(1,525)	(1,550)
Purchases of bank owned life insurance	18	-
Proceeds from sales of other real estate and other repossessed assets	945	740
Net (purchases) redemptions, of FHLB and FRB stock	(288)	95
Net cash paid in acquisition	-	(22,838)

Net cash used in investing activities	(30,504)	(58,177)

(Continued)

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)	Three Months Ended March 31
	2007	2006
Cash flows from financing activities:
Net increase in deposits	$22,858	$54,212
Net increase (decrease) in short-term borrowings	(13,435)	(12,040)
Proceeds from other borrowings	93,100	12,700
Repayments of other borrowings	(82,646)	(29,690)
Proceeds from issuance of junior subordinated debt	-	30,928
Earnings distributions to noncontrolling interests	(11)	(9)
Cash dividends	(1,192)	(1,184)
Common shares issued	130	85
Payments to cancel stock options	(175)	-
Common shares repurchased	-	-
Tax benefits on stock option transactions	78	14

Net cash provided by financing activities	18,707	55,016

Net decrease in cash and due from banks	(8,335)	(89)

Cash and due from banks at January 1	59,793	56,398

Cash and due from banks at March 31	$51,458	$56,309

Total interest paid	$11,402	$7,677
Total income taxes paid	1,650	800
Income tax refunds received	301	-
Transfers of loans to foreclosed property	204	545

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements of First M & F Corporation include the financial statements of Merchants and Farmers Bank, a wholly owned subsidiary, and the Bank’s wholly owned subsidiaries, First M & F Insurance Company, Inc., M & F Financial Services, Inc., M & F Bank Securities Corporation, M & F Insurance Agency, Inc., M & F Insurance Group, Inc., and M & F Business Credit, Inc. The consolidated financial statements also include the Bank’s 51% ownership in Merchants Financial Services, LLC, an accounts receivable financing business, and the Bank’s 55% ownership in MS Statewide Title, LLC, a title insurance agency. Certain reclassifications have been made to the 2006 financial statements to be consistent with the 2007 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on form 10-K for the year ended December 31, 2006.

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

Tennessee Bank Acquisition

On May 12, 2006, the Company acquired Crockett County Bancshares, Inc. of Bells, Tennessee and its wholly owned subsidiary Bells Banking Company. The Crockett County acquisition allows the Company to branch within Tennessee, a process which has resulted in three branch locations in the Memphis metropolitan area. The Company paid $7.4 million in cash for all of the shares of Crockett County Bancshares and incurred $72 thousand in additional costs that were allocated to the purchase price paid. The fair value of assets acquired was $31.672 million, the fair value of liabilities assumed was $26.511 million and goodwill was assigned a value of $2.311 million. A core deposit intangible of $1.171 million was recognized and is being amortized over 20 years.

Florida Charter Acquisition

On July 17, 2006, the Company announced that it had reached a definitive agreement to acquire a Florida banking charter and certain other assets and liabilities from Ameris Bancorp of Moultrie, Georgia. The Company plans to use the charter acquisition to locate a new banking facility in Crestview, Florida. The transaction closed in November 2006. The Company paid $1.025 million in cash to acquire the banking charter.

FIRST M & F CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3: Earnings Per Share

(Dollars in thousands, except per share data)	Three Months Ended March 31
	2007	2006
Net income	$3,554	$3,270

Weighted average shares outstanding	9,052,627	8,993,543
Add dilutive effect of share-based compensation instruments	50,835	33,776

Adjusted dilutive shares outstanding	9,103,462	9,027,319

Earnings per share:
Basic	$.39	$.37
Diluted	$.39	$.36

Stock options and stock awards not included in adjusted shares due to anti-dilutive effect	1,184	2,411

Note 4: Loans

The composition of the loan portfolio is shown in the table below:

(Dollars in thousands)	March 31		December 31
	2007	2006	2006

Commercial, financial and agricultural	$153,798	$161,215	$150,905
Non-residential real estate	644,816	578,475	621,840
Residential real estate	221,747	220,115	221,911
Home equity loans	37,496	40,966	40,136
Consumer loans	43,616	50,048	45,872
Other loans	7,077	4,877	6,619

Total loans	$1,108,550	$1,055,696	$1,087,283

The following table is a summary of the activity in the Allowance for Loan Losses for the first three months of 2007 and 2006.

(Dollars in thousands)	Three Months Ended March 31
	2007	2006
Balance at January 1	$14,950	$12,449
Allowance from acquisition	-	2,030

Loans charged off	(935)	(424)
Recoveries	631	174
Net charge-offs	(304)	(250)

Provision for loan losses	630	953

Balance at March 31	$15,276	$15,182

FIRST M & F CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 5: Goodwill and Other Intangible Assets

Following is a summary of intangible assets, net of accumulated amortization, included in the Consolidated Statements of Condition:

(Dollars in thousands)	Goodwill	Core Deposits	Customer Renewal Lists	Noncompete Agreements	Banking Charter
Balance at December 31, 2005	$16,348	$-	$234	$124	$-
Addition due to acquisition	13,913	5,889	-	-	-
Amortization expense	-	(32)	(6)	(7)	-

Balance at March 31, 2006	$30,261	$5,857	$228	$117	$-

Balance at December 31, 2006	$32,572	$6,784	$209	$95	$1,025
Amortization expense	-	(172)	(6)	(7)	-

Balance at March 31, 2007	$32,572	$6,612	$203	$88	$1,025

Estimated amortization expense
Remainder of 2007		$320	$21	$21
2008		427	27	27
2009		427	27	26
2010		427	27	14
2011		427	27	-
2012		427	23	-

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

Note 6: Variable Interest Entity And Borrowing Arrangements

The following is a summary of other borrowings at March 31, 2007 and 2006 and December 31, 2006:

(Dollars in thousands)	March 31		December 31
	2007	2006	2006
Company’s line of credit in the amount of $15,000,000, maturing in May 2009; secured by approximately 29% of the Bank’s common stock; interest payable quarterly at .75% below the lender’s base rate	$1,417	$5,341	$10,416

Bank’s advances from Federal Home Loan Banks, net of unamortized purchase accounting adjustments of $127, $145, and $131	175,442	149,178	155,984

Other note payable of M&F Insurance Group, Inc.	-	40	-

	$176,859	$154,559	$166,400

Company’s junior subordinated debentures, interest payable quarterly at 6.44% through March 2011, payable quarterly at 90-day LIBOR plus 1.33% through March 2036; redeemable after March 2011	$30,928	$30,928	$30,928

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

Note 7: Pension and Other Employee Benefit Plans

As discussed in Note 18 to the December 31, 2006 financial statements, the Bank has a defined benefit pension plan covering substantially all full time employees of the Bank and its subsidiaries. The Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” as of December 31, 2006. The following table provides a summary of the components of the Unamortized Pension Costs recognized in stockholders’ equity as of March 31, 2007 and December 31, 2006.

(Dollars in thousands)	Balance	2007	Balance
	12/31/06	Amortization	03/31/07
Unamortized transition asset	$(27)	$2	$(25)
Unamortized prior service cost	(182)	9	(173)
Unamortized actuarial loss	2,916	(104)	2,812
	2,707	(93)	2,614
Deferred taxes	(1,010)	35	(975)
Net unamortized pension costs	$1,697	$(58)	$1,639

The following is a summary of the components of net periodic benefit costs for the three month periods ended March 31, 2007 and 2006:

(Dollars in thousands)	Three Months Ended March 31
	2007	2006
Service cost	$-	$-
Interest cost	118	114
Expected return on plan assets	(141)	(127)
Amortization of transition asset	(2)	(2)
Amortization of prior service costs	(9)	(9)
Recognized actuarial (gain) loss	104	66

Net pension cost	$70	$42

The Company did not make any contributions to the pension plan during the first quarters of 2006 and 2007. The Company expects to make contributions of approximately $300 thousand during 2007.

The Company made $75 thousand in contributions to the ESOP and $163 thousand in matching contributions to the 401k plan during the first quarter of 2007. The Company made no contributions to the ESOP and $92 thousand in matching contributions to the 401k plan for the first quarter of 2006.

The Company has a nonqualified deferred compensation plan for certain senior officers. Participants deferred $25 thousand of compensation during the first three months of 2007 and $24 thousand during the first three months of 2006. Employee benefit expenses include earnings credits attributed to the participants’ accounts of $28 thousand for the first three months of 2007 and none for the first three months of 2006. The plan incurred expenses of $2 thousand during the first three months of 2007 and none during the first three months of 2006. Liabilities of the plan were $329 thousand at March 31, 2007, and $189 thousand at March 31, 2006, substantially all of which were vested.

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

The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model.

The following table is a summary of outstanding options and weighted average exercise prices.

	Three Months Ended March 31
	2007		2006
	Number	Price	Number	Price
January 1	186,462	$15.59	239,370	$15.20
Exercised	(8,854)	14.74	(6,408)	13.30
Expired	-	-	-	-
Cancelled	(38,108)	13.96
Granted	-	-	-	-

March 31	139,500	$16.09	232,962	$15.25

Exercisable at March 31, 2007	124,300	$15.93
Available for additional grant at March 31, 2007	397,000

The Company estimates a forfeiture rate of 9.45% (1.89% annual rate) for stock options issued to employees and a forfeiture rate of 5.45% (1.09% annual rate) for stock options issued to directors in determining net compensation costs that are recognized beginning with the third quarter of 2005 and prospectively.

Management, with authorization from the Board of Directors, negotiated a payment with three option holders to cancel 38,108 in-the-money options that were set to expire in March 2007. The values of the options at the times of the transactions were more than the amounts paid, thereby requiring no compensation expense to be recognized. The total amount paid to cancel the options was $175 thousand.

In August 2005 the Company issued 76,766 restricted stock awards at a grant date fair value of $17.08 to certain senior officers of the Company. Substantially all of the shares vest in seven (7) years and are potentially forfeitable until the vesting date. Additionally the shares include a performance condition that may accelerate vesting at the achievement of a diluted earnings per share and net income target. Non-achievement of the performance condition during the seven (7) year vesting period would not prevent vesting of the shares. In December 2005 the Company issued 37,000 restricted stock awards at a grant date fair value of $16.86 to certain senior and executive officers of the Bank. The shares vest on the following schedule: 25,000 of the shares in seven (7) years, 6,000 shares in five (5) years and 6,000 shares in three (3) years. In December 2006 the Company issued 4,000 restricted stock awards at a grant date fair value of $19.59 to a senior officer of the Bank. The shares vest as follows: 1,500 shares in one year, 1,500 shares in two years and 1,000 shares in three years. The share awards issued in December of 2005 and 2006 have the same potential acceleration criteria as the awards issued in August. At March 31, 2007 there was $1.535 million in unrecognized compensation cost. The Company estimates that 4.00% (.57% annual rate) of the nonvested shares will be forfeited in determining net compensation expenses recognized. In March 2007, 3,000 shares were forfeited. The following table provides a summary of the restricted share activity.

		Grant Date
	Shares	Fair Value
January 1, 2006	113,766	$17.00
Granted in 2006	4,000	19.59
December 31, 2006	117,766	17.09
Forfeited in 2007	(3,000)	17.08
March 31, 2007	114,766	17.09

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

Report of Independent Registered Public Accounting Firm

The Board of Directors
First M & F Corporation
Kosciusko, Mississippi

We have reviewed the accompanying consolidated statements of condition of First M & F Corporation and subsidiary as of March 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the three-month periods ended March 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of condition of First M & F Corporation and subsidiary as of December 31, 2006, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein) and in our report dated February 23, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of condition as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.

/s/ Shearer, Taylor & Co., P.A.

Ridgeland, Mississippi
May 8, 2007

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

Financial Summary

Net income for the first quarter of 2007 was $3.554 million, or $.39 basic and diluted earnings per share as compared to $3.270 million, or $.37 basic and $.36 diluted earnings per share for the same period in 2006 and $3.739 million or $.41 basic and diluted earnings per share for the fourth quarter of 2006. Major factors contributing to the increased earnings were (1) strong growth in all noninterest income categories, (2) steady loan growth throughout 2006, and (3) the acquisition and integration of Columbiana Bancshares, Inc. and its bank subsidiary, First National Bank of Shelby County in the first quarter of 2006.

FIRST M & F CORPORATION

Highlights for the first three months of 2007 and 2006 are as follows:

•	Return on assets for the first quarter of 2007 was .94% while the return on equity was 11.18%. Return on assets for the first quarter of 2006 was .96% and return on equity was 11.20%.
•	The largest contributors to year-over-year loan growth were the Memphis and Birmingham metropolitan markets and the Crestview, Florida operation.
•	Nonperforming loans were .38% of total loans at March 31, 2007 with annualized net charge-offs as a percentage of average loans at .11% for the first three months of 2007.
•	Completed construction on a banking location in Madison, Mississippi, which opened in April 2006
•	Continued with construction plans in the Memphis, Tennessee and the Madison and Rankin County markets in Mississippi with expected completion dates during the second half of 2007
•	Acquired Columbiana Bancshares, Inc. and its subsidiary, First National Bank of Shelby County and merged them into the Company and M&F Bank, respectively during the first quarter of 2006
•	Issued $30 million in Trust Preferred securities in February 2006

FIRST M & F CORPORATION

The following table shows the quarterly net loan, non-interest bearing deposit, and interest bearing deposit growth for the last five quarters.

(Net change, in thousands)

Quarter	Loans	Non-Interest Bearing Deposits	Interest Bearing Deposits
1st Qtr 2006	122,619	28,328	164,996
2nd Qtr 2006	24,447	4,811	32,912
3rd Qtr 2006	11,657	(6,148	5,708
4th Qtr 2006	(4,520)	(10,907	(7,389
1st Qtr 2007	20,941	7,843	15,039

Increases due to acquisitions
1st Qtr 2006	100,443	30,528	108,552
2nd Qtr 2006	9,782	2,963	23,367

The following table shows the quarterly net interest income, loan loss accruals, non-interest income and non-interest expense amounts for the last five quarters.

(Net amount, in thousands)
Quarter	Net Interest Income	Loan Loss Accruals	Non-Interest Income	Non-Interest Expense
1st Qtr 2006	12,449	953	4,345	10,993
2nd Qtr 2006	13,240	1,004	4,858	12,340
3rd Qtr 2006	13,338	954	5,412	12,394
4th Qtr 2006	13,322	121	5,238	12,904
1st Qtr 2007	13,007	630	5,557	12,682

The following table shows the components of diluted earnings per share for the last five quarters:

	1st Qtr 2007	4th Qtr 2006	3rd Qtr 2006	2nd Qtr 2006	1st Qtr, 2006
Net interest income	$1.43	$1.46	$1.48	$1.46	$1.39
Loan loss expense	.07	.01	.11	.11	.11
Noninterest income	.61	.58	.59	.53	.48
Noninterest expense	1.39	1.42	1.36	1.36	1.22
Net income before taxes	.58	.61	.60	.52	.54
Income taxes	.19	.20	.20	.16	.18
Net income	$.39	$.41	$.40	$.36	$.36

FIRST M & F CORPORATION

The following table shows performance ratios for the last five quarters:

	1st Qtr 2007	4th Qtr 2006	3rd Qtr 2006	2nd Qtr 2006	1st Qtr 2006
Net interest margin	3.94%	3.99%	4.04%	4.05%	4.16%
Efficiency ratio	67.17	68.25	65.09	67.02	64.26
Return on assets	.94	.97	.96	.86	.96
Return on equity	11.18	11.71	11.82	10.78	11.20
Noninterest income to avg. assets	1.44	1.37	1.42	1.29	1.25
Noninterest income to revenues (1)	29.43	27.86	28.26	26.39	25.40
Noninterest expense to avg assets	3.29	3.36	3.26	3.28	3.17
Salaries and benefits to total noninterest expense	57.18	55.11	57.17	57.61	57.15
Contribution margin (2)	61.60	62.39	62.79	61.39	63.27
Nonperforming loans to loans	.38	.36	.33	.30	.40
Annualized net charge offs as a percent of average loans	.11	.46	.33	.13	.10

(1)	Revenues equal tax-equivalent net interest income before loan loss expense, plus noninterest income.
(2)	Contribution margin equals revenues minus salaries & benefits, divided by revenues.

The following table shows revenue related performance statistics for the last five quarters:

(Dollars in thousands)	1st Qtr 2007	4th Qtr 2006	3rd Qtr 2006	2nd Qtr 2006	1st Qtr 2006
Mortgage originations	$18,360	$19,164	$19,610	$16,519	$14,054
Commissions from annuity sales	29	25	45	42	41
Trust revenues	67	73	75	99	99
Retail investment revenues	70	74	66	72	59
Revenues per FTE employee	33	33	34	33	33
Agency commissions per agency FTE employee (1)	25	21	24	21	21

(1)	Agency commissions are property, casualty, life and health commissions produced by the insurance agency personnel.

The following table shows additional statistics for the Company at the end of the last five quarters:

	1st Qtr 2007	4th Qtr 2006	3rd Qtr 2006	2nd Qtr 2006	1st Qtr 2006
Full-time equivalent employees	565	549	560	563	541
Number of noninterest-bearing deposit accounts	38,100	37,522	36,371	37,415	36,498
Noninterest-bearing deposit accounts added through acquisitions	-	-	-	732	3,649

FIRST M & F CORPORATION

Net Interest Income

Net interest income before loan loss expenses for the first quarter of 2007 was $13.007 million as compared to $13.322 million for the fourth quarter of 2006 and $12.449 million for the first quarter of 2006. Earning asset yields increased by 54 basis points from 6.75% in the first quarter of 2006 to 7.29% in the first quarter of 2007. Three factors affecting earning asset yields were (1) loans held for investment increased by 5.01% from March 2006 to March 2007, (2) loan yields increased by 58 basis points for the same period and (3) loans as a percentage of earning assets increased by 46 basis points. Liability costs increased by 76 basis points from 2.99% in the first quarter of 2006 to 3.75% in the first quarter of 2007. Three factors affecting liability costs were (1) certificates of deposits grew 17.63% since the first quarter of 2006, (2) costs increased 97 basis points for the same period and (3) costs of other borrowings, dominated by the issuance of subordinated debentures during the first quarter of 2006, increased by 57 basis points. The net interest margin and net interest spread dropped by 22 basis points from first quarter 2006 to first quarter 2007. Market conditions affecting this trend were (1) the spread between corporate debt and short term Treasury securities decreased from 90 basis points in March 2006 to 22 basis points in March 2007; (2) the spread between 10-Year Treasury securities and 3-Month Treasury securities decreased from a positive 9 basis point spread in March 2006 to a negative 52 basis point spread in March 2007, indicating a significant yield curve inversion; and (3) competitive pricing pressures for loan and deposit products in the Company’s primary markets became less intense over the fourth quarter in 2006 and first quarter in 2007. The leverage ratio related to net interest margins, the ratio of average earning assets to average costing liabilities, decreased from 1.15x during the first quarter of 2006 to 1.12x during the first quarter of 2007, putting additional pressure on the net interest margin. An influential factor in the composition of the leverage ratio was the addition of the subordinated debt used to fund the Columbiana acquisition in February 2006. Average interest-bearing liabilities as a percent of average earning assets increased from 86.81% in the first quarter of 2006 to 89.29% in the first quarter of 2007. After increasing by 7.77% during the second quarter of 2006 from the first quarter of 2006, average noninterest-bearing deposits decreased over time to remain relatively unchanged for the first quarter of 2007. Average noninterest-bearing deposits as a percent of average assets also decreased, from 12.80% in the first quarter of 2006 to 11.55% in the first quarter of 2007.

The Company is addressing the rising costs of deposits by (1) initiating an incentive-based demand deposit campaign running from February through April of 2007, (2) using specially designed money market accounts targeted to single-service commercial loan customers and (3) moving the marketing of CD specials from external media to in-branch promotions. Although the competition among banks for deposits has been strong, management has decided not to price its deposits at the top of the market.

Management expects that the yield curve will remain inverted for the foreseeable future. Although inflation remains under control, it continues to be the Federal Reserve’s primary focus. At the present time, it appears that the Federal Reserve is more likely to increase, rather than decrease, rates during 2007. Management believes that the Federal Reserve will hold rates steady for the remainder of 2007 and is managing interest rate risk with expectations for no change in short-term rates or a second half increase in short-term rates.

FIRST M & F CORPORATION

The following table shows the components of the net interest margin for the first quarters of 2007 and 2006 and the fourth quarter of 2006:

	Yields/Costs
	1st Quarter, 2007	4th Quarter, 2006	1st Quarter, 2006
Interest bearing bank balances	4.67%	5.42%	3.09%
Federal funds sold	5.57	4.59	3.93
Taxable investments	4.82	4.72	4.53
Tax-exempt investments	6.28	6.27	6.34
Loans held for sale	5.21	4.87	3.37
Loans held for investment	7.83	7.80	7.25
Earning asset yield	7.29	7.23	6.75

Interest checking	1.38	1.63	1.50
Money market deposits	2.31	2.19	1.56
Savings	2.63	2.51	2.04
Certificates of deposit	4.58	4.41	3.61
Short-term borrowings	5.23	4.77	5.10
Other borrowings	5.15	5.06	4.58
Cost of interest-bearing liabilities	3.75	3.67	2.99

Net interest spread	3.54	3.56	3.76
Effect of non-interest bearing deposits	.48	.48	.42
Effect of leverage	(.08)	(.06)	(.02)
Net interest margin, tax-equivalent	3.94	3.99	4.16
Less: Tax equivalent adjustments:
Investments	.09	.08	.10
Loans	.01	.01	.01
Reported book net interest margin	3.84%	3.89%	4.05%

The following table shows average balance sheets for the first quarters of 2007 and 2006 and the fourth quarter of 2006:

(Dollars in thousands)
	1st Quarter, 2007	4th Quarter, 2006	1st Quarter, 2006
Interest bearing bank balances	$3,694	$4,800	$7,661
Federal funds sold	876	4,105	24,628
Taxable investments	209,282	208,822	160,714
Tax-exempt investments	47,555	48,309	49,440
Loans held for sale	8,716	8,003	8,411
Loans held for investment	1,101,879	1,083,648	994,364
Earning assets	1,372,002	1,357,687	1,245,218
Other assets	168,914	164,517	141,060
Total assets	$1,540,916	$1,522,204	$1,386,278

Interest checking	205,598	204,714	220,101
Money market deposits	127,300	123,453	124,673
Savings deposits	96,941	94,857	90,198
Certificates of deposit	586,504	571,450	460,119
Short-term borrowings	14,550	13,098	9,198
Other borrowings	194,111	193,921	176,658
Interest-bearing liabilities	1,225,004	1,201,493	1,080,947
Noninterest-bearing deposits	177,959	181,647	177,427
Other liabilities	8,978	12,370	9,485
Stockholders’ equity	128,975	126,694	118,419
Liabilities and stockholders’ equity	$1,540,916	$1,522,204	$1,386,278

Loans to earning assets	80.31%	79.82%	79.85%
Loans to assets	71.51%	71.19%	71.73%
Earning assets to assets	89.04%	89.19%	89.82%
Noninterest-bearing deposits to assets	11.55%	11.93%	12.80%
Equity to assets	8.37%	8.32%	8.54%

FIRST M & F CORPORATION

Provision for Loan Losses

The accrual for the provision for loan losses for the first quarter of 2007 was $630 thousand as compared to $953 thousand for the first quarter of 2006. The allowance for loan losses as a percentage of loans was 1.38% at March 31, 2007, 1.37% at December 31, 2006, and 1.44% at March 31, 2006. Net charge-offs were $304 thousand in the first quarter of 2007 as compared to $250 thousand for the first quarter of 2006.

Nonperforming loans as a percentage of loans increased to .38% at March 31, 2007 from .36% at December 31, 2006, and decreased from .40% at March 31, 2006. The Company has not been negatively affected by the deterioration of credit quality in the sub-prime mortgage sector. Business activity and cash flows in the commercial real estate segment of the Company’s loan portfolio have remained steady through the first quarter of 2007. The Company continues to monitor real estate and commercial exposures on a monthly basis in order to address any problems in the earliest stages.

Non Interest Income

Noninterest income, excluding securities transactions, for the first quarter of 2007 was $5.557 million as compared to $4.346 million for the same period in 2006. Deposit revenues improved by 10.42% as overdraft fee revenues increased by 7.74% compared to the first quarter of 2006. Monthly service and activity fee charges increased by 6.37% in the first quarter as compared to the same period in 2006. Debit card and ATM transaction volumes continued to increase, providing a 29.97% improvement in revenues for the first quarter of 2007 over the first quarter of 2006. The Company initiated a campaign in February 2007 targeting new checking accounts. The incentive-based campaign is designed to last two months with expectations for an increase in number of checking accounts of approximately 4.00%. Mortgage banking income increased by 80.07% for the first quarter of 2007 as compared to the first quarter of 2006. Mortgage originations per lender increased by 14.31% from the first quarter of 2006 to the first quarter of 2007. Agency commission income increased by 9.56% for the first quarter of 2007 from the first quarter of 2006. Fiduciary and brokerage income decreased by $21 thousand for the first quarter of 2007 from the first quarter of 2006, driven by a decrease in trust revenues of $32 thousand. Significant items in other income during the first three months of 2007 and 2006 were (1) profit-sharing revenues in the insurance agencies of $246 thousand in 2007 and $114 thousand in 2006, (2) loan fees of $171 thousand in 2007 and $123 thousand in 2006, (3) losses on sales of foreclosed properties of $148 thousand in 2007 and $190 thousand in 2006 and (4) a $370 thousand insurance claim in 2007 to cover legal settlements paid.

The Company has a strategy to increase noninterest revenues as a proportion of total revenues over time. Noninterest revenues as a percentage of total revenues increased from 25.40% in the first quarter of 2006 to 29.43% in the first quarter of 2007. Another metric that the Company monitors is revenues per full-time employee, which was approximately $33 thousand per employee during the first quarter of 2007. Additionally insurance product revenues per producer improved from $21 thousand per producer in the first quarter of 2006 to $25 thousand per producer in the first quarter of 2007. Management’s strategic focus is to improve revenues generated per employee while maintaining stability in revenue growth by increasing the mix of noninterest revenues to total revenues.

Non Interest Expense

Noninterest expenses were up by 15.36% in the first quarter of 2007 as compared to the same period in 2006. Salary and benefit expenses produced the largest increases with a 15.42% increase in the first quarter of 2007 over the same period in 2006. The average number of full-time equivalent employees was 565 at March 31, 2007 as compared to 541 at March 31, 2006. The year-over-year increases were mainly due to the Crockett County, Tennessee acquisition and the de novo expansion in the Memphis metropolitan area. Noninterest expenses as a percent of average assets increased from 3.17% in the first quarter of 2006 to 3.29% in the first quarter of 2007. However, the 3.29% expense ratio was an improvement over the fourth quarter of 2006 ratio of 3.36%.

The business expansion and acquisition efforts during 2006 also produced an increase in related occupancy expenses. This resulted in a 21.95% or $156 thousand increase in occupancy expense in the first quarter of 2007 over the first quarter of 2006.

Significant items in other expenses during the first three months of 2007 and 2006 were (1) telecommunications expense of $259 thousand in 2007 and $208 thousand in 2006, (2) postage and shipping expense of $215 thousand in 2007 and $164 thousand in 2006, (3) marketing expense of $345 thousand in 2007 and $264 thousand in 2006 and (4) insurance expense of $202 thousand in 2007 and $149 thousand in 2006.

FIRST M & F CORPORATION

The Company also incurred non-recurring merger-related expenses in the first quarter of 2006 as a result of the acquisition of Columbiana Bancshares of approximately $300 thousand. The after tax effect of these charges reduced earnings by approximately $.04 per share.

Income Taxes

Income tax expense for the first three months of 2007 was up by 7.56% over the first three months of 2006. Pre-tax earnings for the first three months of 2007 were up by 8.33% over the same period in 2006. The effective tax rates for the first three months of 2007 and 2006 were 32.19% and 32.42% respectively.

Assets and Liabilities

Assets were up by 4.97% in the first three months of 2007 as compared to the first three months of 2006. Total assets were up by 1.55% from December 31, 2006. Investments increased by 3.41% as compared to March 31, 2006 and decreased by 5.31% as compared to December 31, 2006. Loans grew by 1.96% during the first three months of 2007, and were up by 5.01% from March 31, 2006. Loans grew by 13.14% during the first quarter of 2006. Loan growth in 2007 has occurred primarily in real estate-secured commercial credits. First quarter loan growth occurred primarily in the Birmingham and Memphis metropolitan markets, as well as in the Crestview, Florida market. Management expects that commercial real estate loans as well as other commercial operating loans will provide most of the loan growth for the remainder of 2007. Loans as a percent of total assets were 70.87% at March 31, 2007 as compared to 70.59% at December 31, 2006 and 70.85% at March 31, 2006. Management believes that one of the keys to the Company’s future success will be to continue to expand into markets that are vital economically and can provide high loan demand.

The following table shows loans held for investment by type as of March 31, 2007, December 31, 2006, and March 31, 2006.

(Dollars in thousands)	March 31, 2007	December 31, 2006	March 31, 2006
Commercial real estate	$644,816	$621,840	$578,475
Residential real estate	221,747	221,911	220,115
Home equity lines	37,496	40,136	40,966
Commercial, financial and agricultural	153,798	150,905	161,215
Consumer	43,616	45,872	50,048
Other loans	7,077	6,619	4,877
Total	$1,108,550	$1,087,283	$1,055,696

Mortgages held for sale	$1,960	$3,165	$2,247
Student loans held for sale	5,469	4,098	12,115

The following table shows the balances of loans at Columbiana Bancshares on the date of acquisition.

February 17, 2006
Commercial real estate	$48,623
Residential real estate	17,203
Home equity lines	16,198
Commercial, financial and agricultural	6,227
Consumer	10,131
Other loans	2,061
Total	$100,443

FIRST M & F CORPORATION

The following table shows the balances of loans at Crockett County Bancshares on the date of acquisition.

May 12, 2006
Commercial real estate	$2,478
Residential real estate	3,174
Home equity lines	-
Commercial, financial and agricultural	1,529
Consumer	2,104
Other loans	497
Total	$9,782

Deposits increased by 1.93% during the first three months of 2007 and by 3.59% from the first quarter of 2006. Deposits grew by $22.882 million in 2007 with $15.039 million being in interest bearing deposits. $26.034 million of the growth was due to growth in public funds. The majority of the deposit growth during the first quarter of 2007occurred in certificates of deposits and noninterest-bearing demand deposits. Deposits grew by 19.86% during the first three months of 2006. Excluding the first quarter 2006 acquisition, deposits grew by $53 million or approximately 5.50% in the first three months of 2006. Deposits grew by $193.324 million in the first quarter of 2006 with public funds deposits contributing $44.190 million of that increase. The large growth in public funds deposits is a natural trend that occurs during the early months of the year as tax receipts are collected. The funds generally move out during the summer months as spending occurs. The Company’s long-term strategy is to build the core customer deposit base and rely less on borrowed funds as a primary source of liquidity. Another source of deposits is the brokered CD market which the Company uses when funding is needed within a short period of time. However, when borrowed funds are less costly than time deposits or brokered deposits, the Company will still look to those sources to help maintain the spread between the yield on earning assets and the cost of funds.

The following table shows the deposit mix as of March 31, 2007, December 31, 2006, and March 31, 2006.

(Dollars in thousands)	March 31, 2007	December 31, 2006	March 31, 2006
Noninterest-bearing demand	$188,116	$180,273	$192,517
NOW deposits	196,035	199,666	235,018
Money market deposits	132,068	128,694	134,685
Savings deposits	99,549	94,815	98,422
Certificates of deposit	559,252	547,513	475,450
Brokered certificates of deposit	33,844	35,021	30,903
Total	$1,208,864	$1,185,982	$1,166,995

The following table shows the mix of deposits at Columbiana Bancshares on the date of acquisition.

February 17, 2006
Noninterest-bearing demand	$30,528
NOW deposits	35,331
Money market deposits	5,428
Savings deposits	15,784
Certificates of deposit	43,244
Brokered certificates of deposit	8,765
Total	$139,080

Public funds deposits included in above totals	$21,993

FIRST M & F CORPORATION

The following table shows the mix of deposits at Crockett County Bancshares on the date of acquisition.

May 12, 2006
Noninterest-bearing demand	$2,963
NOW deposits	6,468
Money market deposits	36
Savings deposits	1,782
Certificates of deposit	15,081
Brokered certificates of deposit	-
Total	$26,330

Public funds deposits included in above totals	$1,736

The following table shows the mix of public funds deposits as of March 31, 2007, December 31, 2006, and March 31, 2006.

(Dollars in thousands)	March 31, 2007	December 31, 2006	March 31, 2006
Noninterest-bearing demand	$5,780	$4,733	$8,492
NOW deposits	66,487	73,899	108,101
Money market deposits	29,622	17,953	37,981
Savings deposits	342	393	456
Certificates of deposit	86,741	65,936	53,338
Brokered certificates of deposit	1,755	1,779	1,270
Total	$190,727	$164,693	$209,638

Other borrowings increased by $10.459 million during the first quarter of 2007 after increasing by $22.300 million since the first quarter of 2006. The increases were utilized to fund loan growth and to retire the parent company debt of Columbiana Bancshares upon its merger with the Company and to repay a correspondent line of credit used for the Crockett County acquisition. In February 2006 the Company formed First M&F Statutory Trust I for the purpose of issuing corporation-obligated mandatory redeemable capital securities to third-party investors and investing the proceeds from the sale of the capital securities in floating rate junior debentures of the Company. The $30 million in proceeds were used to fund the acquisition on February 17, 2006 of Columbiana Bancshares, Inc. The 30 year junior subordinated debentures pay interest quarterly at a rate of 6.44% fixed for five years, converting then to floating at a rate equal to three month LIBOR plus 133 basis points. These junior subordinated debentures, net of the Company’s investment in the variable interest entity, qualify with certain limitations as Tier 1 capital for regulatory purposes. In May 2006 the Company borrowed $7.400 million for the acquisition of Crockett County Bancshares.

FIRST M & F CORPORATION

Equity

The Company’s and Bank’s regulatory capital ratios at March 31, 2007, as shown below are in excess of the minimum requirements and qualify the institution as “well capitalized” under the risk-based capital regulations.

	First M & F Corporation		M & F Bank
	Amount	Ratio	Amount	Ratio
Actual:
Total risk-based capital	$140,359	11.50%	$139,840	11.47%
Tier 1 capital	125,099	10.25%	124,593	10.22%
Leverage	125,099	8.32%	124,593	8.29%

For Capital Adequacy Purposes:
Total risk-based capital	97,648≥	8.00%	97,566≥	8.00%
Tier 1 capital	48,824≥	4.00%	48,783≥	4.00%
Leverage	60,150≥	4.00%	60,109≥	4.00%

To Be Well Capitalized Under Prompt Corrective Action Provisions:
Total capital			121,958≥	10.00%
Tier 1 capital			73,175≥	6.00%
Leverage			75,136≥	5.00%

The Company issued 8,854 shares upon the exercise of stock options during the first quarter of 2007 at an average exercise price of $14.74 per share and 6,408 shares during the first quarter of 2006 at an average exercise price of $13.30 per share.

The Company affected a 2-for-1 stock split distributed in the form of a dividend on May 15, 2006. All share and stock price related amounts for periods prior to the split have been revised to reflect the effect of the stock split. The purpose of the split was to provide more liquidity to the market for the Company’s stock. The Company’s shares, listed as FMFC on the NASDAQ Global Select Market, trade at the rate of approximately 2,500 shares per day. The Company’s price-to-earnings ratio, based upon the prior four quarters’ earnings, was 11.79 as of March 31, 2007.

Interest Rate Risk and Liquidity Management

Responsibility for managing the Company’s program for controlling and monitoring interest rate risk and liquidity risk and for maintaining income stability, given the Company’s exposure to changes in interest rates, is vested in the asset/liability committee. Appropriate policy and guidelines, approved by the board of directors, govern these actions. Monitoring is primarily accomplished through monthly reviews and analysis of asset and liability repricing opportunities, market conditions and expectations for the economy. Cash flow analyses are also used to project short-term interest rate risks and liquidity risks. Management believes, at March 31, 2007, there is adequate flexibility to alter the current rate and maturity structures as necessary to minimize the exposure to changes in interest rates, should they occur. The Company is currently in a negative gap position for assets and liabilities repricing within the next year. This generally means that for assets and liabilities maturing and repricing within the next 12 months, the Company is positioned for more liabilities to reprice than the amount of assets repricing.

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

The following table shows non-performing loans and other assets of the Company:

(Dollars in thousands)	March 31	December 31	March 31
	2007	2006	2006
Nonaccrual loans	$4,019	$3,557	$3,187
Past due 90 days or more and still accruing interest	254	376	1,030
Total non-performing loans	4,273	3,933	4,217
Other real estate	2,270	3,135	3,951

Total non-performing assets	$6,543	$7,068	$8,168

Ratios:
Non-performing loans to loans	.38%	.36%	.40%
Non-performing assets to assets	.42%	.46%	.55%

Off-Balance Sheet Arrangements

The Company’s primary off-balance sheet arrangements are in the form of loan commitments and operating lease commitments. At March 31, 2007 the Company had $201.111 million in unused loan commitments outstanding. Of these commitments, $99.302 million mature in one year or less. Lines of credit are established using the credit policy of the Company concerning the lending of money.

Letters of credit are used to facilitate the borrowers’ business and are usually related to the acquisition of inventory or of assets to be used in the customers’ business. Letters of credit are generally secured and are underwritten using the same standards as traditional commercial loans. Most standby letters of credit expire without being presented for payment. However, the presentment of a standby letter of credit would create a loan receivable from the Bank’s loan customer. The Bank’s asset-based lending subsidiary uses commercial letters of credit to facilitate the purchase of inventory items by its customers. There were no commercial letters of credit outstanding at the end of the first quarter. At March 31, 2007 the Company had $18.270 million in financial standby letters of credit issued and outstanding.

A liability of $104 thousand is recognized in Other Liabilities at March 31, 2007 related to the obligation to stand ready to perform related to standby letters of credit.

FIRST M & F CORPORATION

The Company makes commitments to originate mortgage loans that will be held for sale. The total commitments to originate mortgages to be held for sale were $16.476 million at March 31, 2007. These commitments are accounted for as derivatives and are marked to fair value with changes in fair value recorded in other income. At March 31, 2007 mortgage origination-related derivatives with positive fair values of $50 thousand were included in other assets and derivatives with negative fair values of $24 thousand were included in other liabilities.

The Company also engages in forward sales contracts with mortgage investors to purchase mortgages held for sale. Those forward sale agreements that have a determined price and expiration date are accounted for as derivatives and marked to fair value through other income. At March 31, 2007 the Company had $6.473 million in locked forward sales agreements in place. Forward sale-related derivatives with positive fair values of $21 thousand were included in other assets and derivatives with negative fair values of $19 thousand were included in other liabilities.

In the ordinary course of business the Company enters into rental and lease agreements to secure office space and equipment. The Company has a variety of lease agreements in place, all of which are operating leases. The largest lease obligations are for office equipment and mainframe computer systems.

FIRST M & F CORPORATION

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

FIRST M & F CORPORATION

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

In November 2005, the FASB issued FASB Staff Position Nos. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This pronouncement relates to determining when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. This pronouncement (1) nullifies the guidance in EITF Issue No. 03-1 related to determining when an impairment is other-than-temporary, (2) carries forward the requirements with respect to cost-method investments, (3) carries forward the disclosure requirements of Issue 03-1 which are presented in Note 3 to the Company’s annual financial statements on Form 10-K and related examples and (4) references existing other-than-temporary impairment guidance as a replacement to the specific guidance originally given in EITF Issue No. 03-1. The provisions of this FSP are to be applied to reporting periods beginning after December 15, 2005. The Company adopted this standard on January 1, 2006 with no material effect on its financial condition or results of operations.

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

FIRST M & F CORPORATION

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Generally, the entity may only recognize the benefit of tax positions that are more likely than not to be sustained upon examination. The amount of benefit recognized is the largest amount that is greater than 50% likely of being realized upon potential ultimate settlement (based upon the hypothetical tax examination and appeal process). The interpretation also provides derecognition criteria as well as guidance on how to account for potential interest and penalties. A reconciliation of the beginning to ending balance of uncertain tax positions is also required in the financial statement footnotes. The interpretation is effective for fiscal years beginning after December 15, 2006, which makes it effective as of January 1, 2007 for the Company. The Company is in the process of identifying potential uncertain tax positions and probabilities of various outcomes for open tax years as of December 31, 2006. The Company expects to implement its accounting for uncertain taxes and record any cumulative effect adjustments during the second quarter of 2007. The implementation is not expected to have a material impact on the financial condition or results of operations of the Company.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.” This Statement permits companies to measure a variety of financial instruments and other financial statement items with characteristics similar to financial instruments at fair value. The fair value option permits a company to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are to be recognized in earnings at each subsequent reporting date. The fair value option (1) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, (2) is irrevocable (unless a new election date occurs) and (3) is applied only to entire instruments and not to portions of instruments. The Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Therefore, it would become effective as of January 1, 2008 for the Company. Early adoption is permitted as of the beginning of a fiscal year on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements.” The Company has decided not to adopt SFAS No. 159 early, and does not expect the adoption of the Statement to have a material impact on its financial condition or results of operations.

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

Interest rate shock analysis shows that the Company will experience a 4.62% decrease over 12 months in its net interest income with a gradual (12 month ramp) and sustained 200 basis point decrease in interest rates. A gradual and sustained increase in interest rates of 200 basis points will result in a 2.82% increase in net interest income. While the repricing gap suggests a potential earnings benefit should rates fall, the net interest income simulation depicts slight exposure. This is due to inherent pricing lags of deposit products in relation to changes in market rate movement and the acceleration of loan and investment cash flows that would likely occur if market rates fall. Conversely, the lagging nature of the deposit base proves beneficial if interest rates rise.

An analysis of the change in market value of equity shows how an interest rate shock will affect the difference between the market value of assets and the market value of liabilities. With all financial instruments being stated at market value, the market value of equity will increase by 6% with an immediate and sustained increase in interest rates of 200 basis points. The market value of equity will decrease by 15% with an immediate and sustained decrease in interest rates of 200 basis points. These simulated changes in market value of equity are strongly influenced by the shorter duration of loans due to the percentage of the portfolio represented by floating-rate loans. In a rising rate environment, fixed-rate loan durations tend to extend and deposit durations tend to decrease, typically causing a decrease in market value of equity. The floating-rate loans have an offsetting effect on the typical duration changes. The directional change of the market values of assets and liabilities under rising and falling rate shocks compliment the exposure profile illustrated by the net interest income simulation, outlined above.

The Company had no hedging instruments in place at March 31, 2007.

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

As of March 31, 2007 (the "Evaluation Date"), the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as defined in the Exchange Act Rules. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are sufficiently effective to ensure that material information relating to the Company and required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. During the last quarter ended March 31, 2007 there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Subsequent to the Evaluation Date, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

FIRST M & F CORPORATION

PART II: OTHER INFORMATION

Item 1 - Legal Proceedings

The Company and its subsidiaries were defendants in cases involving over 200 plaintiffs which were filed over a three year period. These suits, alleging wrongful assessment of amounts related to credit insurance, were filed in Holmes County. In December 2006 substantially all of the cases were settled. The settlement was paid out of accrued funds in 2006. The Company’s insurance provider reimbursed the settlement and legal costs related to these cases in 2007. The settlement did not have a material adverse effect on the Company’s financial condition or results of operations.

Additionally, the Company and its subsidiaries are defendants in various other lawsuits arising out of the normal course of business. In the opinion of management, the ultimate resolution of this category of claims should not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 1A - Risk Factors

There have been no material changes in the risk factors previously disclosed under Part I - Item 1A of the Company’s 2006 Form 10-K.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

FIRST M & F CORPORATION

Date : May 10, 2007

BY:	/s/ Hugh S. Potts, Jr.	BY:	/s/ John G. Copeland
	Hugh S. Potts, Jr. Chairman of the Board and Chief Executive Officer		John G. Copeland Executive Vice President and Chief Financial Officer

FIRST M & F CORPORATION

EXHIBIT INDEX

3 (A)	Articles of Incorporation, as amended. Filed as Exhibit 3 to the Company’s Form S-1 (File No. 33-08751) September 15, 1986, incorporated herein by reference.

3 (B)	Bylaws, as amended. Filed as Exhibit 3-b to the Company’s Form S-1 (File No. 33-08751) September 15, 1986, incorporated herein by reference.

10(A)	First M&F Corporation 2005 Equity Incentive Plan. Filed as Appendix A to the Company’s Proxy Statement, March 15, 2005, incorporated herein by reference

10(B)	Merchants and Farmers Bank Profit and Savings Plan, as amended. Filed as Exhibit 10(B) to the Company’s Form 10-Q on August 9, 2005, incorporated herein by reference

11	Computation of Earnings Per Share - Filed herewith as note 3 to the consolidated financial statements.

31	Rule 13a-14(a) Certification of Hugh S. Potts, Jr., Chief Executive Officer and Rule 13a-14(a) Certification of John G. Copeland, Chief Financial Officer

32	Section 1350 Certification of Hugh S. Potts, Jr., Chief Executive Officer and Section 1350 Certification of John G. Copeland, Chief Financial Officer