Form 10-Q
period 2007-06-30
FIRST M&F CORP/MS
filed 2007-08-08
CIK 320387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-09424

FIRST M&F CORPORATION
(Exact name of registrant as specified in its charter)

MISSISSIPPI	64-0636653
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)

134 West Washington Street, Kosciusko, Mississippi	39090
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $5 par value	9,175,846 Shares
Title of Class	Shares Outstanding at July 31, 2007

FIRST M & F CORPORATION

FORM 10-Q

FIRST M & F CORPORATION AND SUBSIDIARY

PART I: FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

Consolidated Statements of Condition
(Unaudited)

(Dollars in thousands)
	June 30		December 31
	2007	2006	2006
Assets
Cash and due from banks	$47,966	$60,516	$59,793
Interest bearing bank balances	19,390	7,689	3,690
Federal funds sold	-	11,100	-
Securities available for sale, amortized cost
of $237,571, $244,788 and $263,238	235,290	240,907	261,828
Loans held for sale	6,659	10,356	7,263

Loans, net of unearned income	1,146,879	1,080,146	1,087,283
Allowance for loan losses	(15,059)	(16,047)	(14,950)
Net loans	1,131,820	1,064,099	1,072,333

Bank premises and equipment	42,920	38,973	41,128
Accrued interest receivable	12,499	10,940	12,590
Other real estate	3,652	4,870	3,135
Goodwill	32,572	32,572	32,572
Other intangible assets	7,807	7,284	8,113
Bank owned life insurance	19,446	18,736	19,082
Other assets	24,686	25,277	18,748

	$1,584,707	$1,533,319	$1,540,275
Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing deposits	$187,604	$197,328	$180,273
Interest-bearing deposits	1,024,556	1,007,390	1,005,709
Total deposits	1,212,160	1,204,718	1,185,982
Federal funds purchased and repurchase agreements	12,877	4,037	19,612
Other borrowings	186,762	160,877	166,400
Junior subordinated debt	30,928	30,928	30,928
Accrued interest payable	4,219	4,184	4,784
Other liabilities	5,141	8,075	4,503
Total liabilities	1,452,087	1,412,819	1,412,209

Noncontrolling interest in subsidiaries	19	21	19

Stockholders’ equity:
Preferred stock:
Class A; 1,000,000 shares authorized	-	-	-
Class B; 1,000,000 shares authorized	-	-	-
Common stock of $5.00 par value; 15,000,000 shares
authorized: 9,061,080, 9,020,926 and
9,046,226 shares issued	45,305	45,105	45,231
Additional paid-in capital	30,389	29,745	30,315
Nonvested restricted stock awards	507	230	375
Retained earnings	59,412	49,681	54,707
Accumulated other comprehensive income (loss)	(3,012)	(4,282)	(2,581)
Total stockholders’ equity	132,601	120,479	128,047
	$1,584,707	$1,533,319	$1,540,275

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Income
(Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Interest income:
Interest and fees on loans	$22,065	$19,823	$43,284	$37,583
Interest on loans held for sale	136	131	248	201
Taxable investments	2,367	2,216	4,851	4,010
Tax-exempt investments	447	482	909	967
Federal funds sold	56	192	68	430
Interest bearing bank balances	54	67	97	125
Total interest income	25,125	22,911	49,457	43,316

Interest expense:
Deposits	8,848	7,320	17,519	13,167
Federal funds purchased and repurchase agreements	149	53	337	169
Other borrowings	2,114	1,795	4,084	3,547
Junior subordinated debt	492	504	988	745
Total interest expense	11,603	9,672	22,928	17,628

Net interest income	13,522	13,239	26,529	25,688
Provision for loan losses	630	1,004	1,260	1,957
Net interest income after
provision for loan losses	12,892	12,235	25,269	23,731

Noninterest income:
Service charges on deposit accounts	2,698	2,724	5,197	4,987
Mortgage banking income	358	194	774	425
Agency commission income	1,008	974	2,049	1,924
Trust and brokerage income	150	171	287	329
Bank owned life insurance income	164	149	354	277
Securities gains (losses), net	-	(3)	-	(4)
Loss on extinguishment of debt	(126)	-	(126)	-
Other income	609	650	1,883	1,266
Total noninterest income	4,861	4,859	10,418	9,204

Noninterest expenses:
Salaries and employee benefits	7,303	7,110	14,554	13,391
Net occupancy expenses	902	847	1,769	1,558
Equipment expenses	918	783	1,815	1,521
Software and processing expenses	360	364	704	673
Telecommunication expenses	272	277	531	485
Marketing and business development expenses	420	417	765	681
Intangible asset amortization	121	89	306	134
Other expenses	2,213	2,453	4,747	4,890
Total noninterest expenses	12,509	12,340	25,191	23,333

Income before income taxes and noncontrolling interests	5,244	4,754	10,496	9,602
Income taxes	1,702	1,502	3,393	3,074
Noncontrolling interest in earnings (losses) of subsidiaries, net of taxes of $5, $1, $9 and $4	7	1	14	7

Net income	$3,535	$3,251	$7,089	$6,521

Earnings per share:
Basic	$.39	$.36	$.78	$.73
Diluted	$.39	$.36	$.78	$.72

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Comprehensive Income
(Unaudited)

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006

Net income	$3,535	$3,251	$7,089	$6,521

Other comprehensive income:
Change in unrealized gains (losses) on securities available for sale, net of tax of $513 and $547 for the three months ended June 30 and $325 and $1,013 for the six months ended June 30	(863)	(919)	(547)	(1,702)
Reclassification adjustment for (gains) losses on securities available for sale included in net income, net of tax of $0 and $1 for the three months ended June 30 and $0 and $2 for the six months ended June 30	-	2	-	3
Defined benefit pension plan:
Transition obligation amortization, net of tax of $1 and and $0 for the three months ended June 30 and $2 and $0 for the six months ended June 30	(2)	-	(3)	-
Prior service cost amortization, net of tax of $4 and $0 for the three months ended June 30 and $7 and $0 for the six months ended June 30	(6)	-	(12)	-
Actuarial loss amortization, net of tax of $39 and $0 for the three months ended June 30 and $78 and $0 for the six months ended June 30	66	-	131	-

Other comprehensive income	(805)	(917)	(431)	(1,699)

Total comprehensive income	$2,730	$2,334	$6,658	$4,822

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity
Three Months Ended June 30, 2007 and 2006
(Unaudited)

(Dollars in thousands, except per share data)			Nonvested		Accumulated
		Additional	Restricted		Other
	Common	Paid-in	Stock	Retained	Comprehensive
	Stock	Capital	Awards	Earnings	Income	Total
January 1, 2006	$22,476	$29,340	$86	$68,058	$(2,583)	$117,377
Effect of stock split issued in the
form of a 100% stock dividend
on May 15, 2006	22,476	51	-	(22,527)	-	-
January 1, 2006, as adjusted	$44,952	$29,391	$86	$45,531	$(2,583)	$117,377
Net income	-	-	-	6,521	-	6,521
Cash dividends ($.26 per share)	-	-	-	(2,372)	-	(2,372)
30,608 common shares issued
in exercise of stock options	153	280	-	-	-	433
Tax benefits on stock option
transactions	-	63	-	-	-	63
Share-based compensation
expense recognized	-	11	144	1	-	156
Net change	-	-	-	-	(1,699)	(1,699)

June 30, 2006	$45,105	$29,745	$230	$49,681	$(4,282)	$120,479

January 1, 2007	$45,231	$30,315	$375	$54,707	$(2,581)	$128,047
Net income	-	-	-	7,089	-	7,089
Cash dividends ($.26 per share)	-	-	-	(2,385)	-	(2,385)
14,854 common shares issued
in exercise of stock options	74	155	-	-	-	229
Tax benefits on stock option
transactions	-	84	-	-	-	84
Option cancellation payments	-	(175)	-	-	-	(175)
Share-based compensation
expense recognized	-	10	132	1	-	143
Net change	-	-	-	-	(431)	(431)

June 30, 2007	$45,305	$30,389	$507	$59,412	$(3,012)	$132,601

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)	Six Months Ended June 30
	2007	2006
Cash flows from operating activities:
Net income	$7,089	$6,521
Adjustments to reconcile net income
to net cash provided by operating activities:
Share-based compensation	143	156
Amortization of pension costs	140	-
Depreciation and amortization	1,596	1,286
Provision for loan losses	1,260	1,957
Net investment amortization (accretion)	(187)	(154)
Net change in unearned fees/deferred costs on loans	155	67
Capitalized dividends on FHLB stock	(180)	(179)
Net accretion of discount on time deposits	43	77
Net accretion of discount on debt	6	7
Loss on extinguishment of debt	126	-
Loss on securities available for sale	-	4
Gain on loans held for sale	(105)	(44)
Other asset sales (gains)/losses	196	207
Earnings (loss) of noncontrolling interest	23	12
Deferred income taxes	(403)	(459)
(Increase) decrease in:
Accrued interest receivable	91	(943)
Cash surrender value of bank owned life insurance	(354)	(277)
Loans held for sale	665	(4,715)
Other assets	(3,596)	(2,403)
Increase (decrease) in:
Accrued interest payable	(565)	734
Other liabilities	431	(5)

Net cash provided by operating activities	6,574	1,849

Cash flows from investing activities:
Purchases of securities available for sale	(2,736)	(34,852)
Sales of securities available for sale	815	9,876
Maturities of securities available for sale	27,775	19,475
Net (increase) decrease in:
Interest bearing bank balances	(15,700)	4,556
Federal funds sold	-	3,707
Loans	(62,697)	(39,765)
Bank premises and equipment	(3,067)	(2,506)
Purchases of bank owned life insurance	(10)	(95)
Proceeds from sales of other real estate and other repossessed assets	1,061	1,457
Net (purchases) redemptions, of FHLB and FRB stock	(1,202)	1,311
Investment in First M&F Statutory Trust I	-	(928)
Net cash paid in acquisition	-	(29,815)

Net cash used in investing activities	(55,761)	(67,579)

(Continued)

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)	Six Months Ended June 30
	2007	2006
Cash flows from financing activities:
Net increase in deposits	$26,135	$65,561
Net decrease in short-term borrowings	(6,735)	(14,025)
Proceeds from other borrowings	205,600	30,100
Repayments of other borrowings	(185,370)	(40,828)
Proceeds from issuance of junior subordinated debt	-	30,928
Earnings distributions to noncontrolling interests	(23)	(12)
Cash dividends	(2,385)	(2,372)
Common shares issued	229	433
Payments to cancel stock options	(175)	-
Tax benefits on stock option transactions	84	63

Net cash provided by financing activities	37,360	69,848

Net increase (decrease) in cash and due from banks	(11,827)	4,118

Cash and due from banks at January 1	59,793	56,398

Cash and due from banks at June 30	$47,966	$60,516

Total interest paid	$23,443	$16,810
Total income taxes paid	5,104	4,234
Income tax refunds received	302	-
Transfers of loans to foreclosed property	1,733	2,124

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

Tennessee Bank Acquisition

On May 12, 2006, the Company acquired Crockett County Bancshares, Inc. of Bells, Tennessee and its wholly owned subsidiary Bells Banking Company. The Crockett County acquisition allows the Company to branch within Tennessee, a process which has resulted in four branch locations in the Memphis metropolitan area. The Company paid $7.4 million in cash for all of the shares of Crockett County Bancshares and incurred $72 thousand in additional costs that were allocated to the purchase price paid. The fair value of assets acquired was $31.672 million, the fair value of liabilities assumed was $26.511 million and goodwill was assigned a value of $2.311 million. A core deposit intangible of $1.171 million was recognized and is being amortized over 20 years.

Florida Charter Acquisition

On July 17, 2006, the Company announced that it had reached a definitive agreement to acquire a Florida banking charter and certain other assets and liabilities from Ameris Bancorp of Moultrie, Georgia. The transaction closed in November 2006. The Company has used the charter acquisition to locate a new banking facility in Crestview, Florida. The Company paid $1.025 million in cash to acquire the banking charter.

FIRST M & F CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3: Earnings Per Share

(Dollars in thousands, except per share data)	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Net income	$3,535	$3,251	$7,089	$6,521

Weighted average shares outstanding	9,057,948	9,010,951	9,055,302	9,002,295
Add dilutive effect of outstanding options	58,743	51,156	54,811	41,927

Adjusted dilutive shares outstanding	9,116,691	9,062,107	9,110,113	9,044,222

Earnings per share:
Basic	$.39	$.36	$.78	$.73
Diluted	$.39	$.36	.78	.72

Stock options not included in adjusted
shares due to anti-dilutive effect	1,520	1,538	1,353	1,972

Note 4: Loans

The composition of the loan portfolio is shown in the table below:

(Dollars in thousands)	June 30		December 31
	2007	2006	2006

Commercial, financial and agricultural	$167,184	$175,332	$150,905
Non-residential real estate	672,764	592,265	621,840
Residential real estate	220,876	217,602	221,911
Home equity loans	37,374	40,812	40,136
Consumer loans	41,385	48,510	45,872
Other loans	7,296	5,625	6,619

Total loans	$1,146,879	$1,080,146	$1,087,283

The following table is a summary of the activity in the Allowance for Loan Losses for the first six months of 2007 and 2006.

(Dollars in thousands)	Six Months Ended June 30
	2007	2006
Balance at January 1	$14,950	$12,449
Allowance from acquisitions	-	2,234

Loans charged off	(1,919)	(1,047)
Recoveries	768	454
Net charge-offs	(1,151)	(593)

Provision for loan losses	1,260	1,957

Balance at June 30	$15,059	$16,047

FIRST M & F CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 5: Goodwill and Other Intangible Assets

Following is a summary of intangible assets, net of accumulated amortization, included in the Consolidated Statements of Condition:

(Dollars in thousands)			Customer
		Core	Renewal	Noncompete	Banking
	Goodwill	Deposits	Lists	Agreements	Charter
Balance at December 31, 2005	$16,348	$-	$234	$124	$-
Addition due to acquisition	16,224	7,060	-	-	-
Amortization expense	-	(107)	(13)	(14)	-

Balance at June 30, 2006	$32,572	$6,953	$221	$110	$-

Balance at December 31, 2006	$32,572	$6,784	$209	$95	$1,025
Amortization expense	-	(278)	(14)	(14)	-

Balance at June 30, 2007	$32,572	$6,506	$195	$81	$1,025

Estimated amortization expense
Remainder of 2007		$214	$14	$14
2008		427	27	27
2009		427	27	26
2010		427	27	14
2011		427	27	-
2012		427	23	-

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

Note 6: Variable Interest Entity And Borrowing Arrangements

The following is a summary of other borrowings at June 30, 2007 and 2006 and December 31, 2006:

(Dollars in thousands)	June 30		December 31
	2007	2006	2006
Company’s line of credit in the amount of $15,000,000, maturing in May 2009; secured by approximately 29% of the Bank’s common stock; interest payable quarterly at .75% below the lender’s base rate	$1,566	$12,741	$10,416

Bank’s advances from Federal Home Loan Banks, net of unamortized purchase accounting premium of $1, and discounts of $140 and $131	185,196	148,136	155,984

	$186,762	$160,877	$166,400

Company’s junior subordinated debentures, interest payable quarterly at 6.44% through March 2011, payable quarterly at 90-day LIBOR plus 1.33% through March 2036; redeemable after March 2011	$30,928	$30,928	$30,928

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

FIRST M & F CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 6: (Continued)

In May 2007 the FHLB called a $7.000 million borrowing that was originally due to mature in May 2012. The debt was originally assumed in the Columbiana Bancshares acquisition in February 2006. Approximately $126 thousand, representing unamortized purchase discount, was recorded as a loss on the extinguishment of the debt.

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

Note 7: Pension and Other Employee Benefit Plans

As discussed in Note 18 to the December 31, 2006 financial statements, the Bank has a defined benefit pension plan covering substantially all full time employees of the Bank and its subsidiaries. The Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” as of December 31, 2006. The following table provides a summary of the components of the Unamortized Pension Costs recognized in stockholders’ equity as of June 30, 2007 and December 31, 2006.

(Dollars in thousands)	Balance	2007	Balance
	12/31/06	Amortization	06/30/07
Unamortized transition asset	$(27)	$5	$(22)
Unamortized prior service cost	(182)	19	(163)
Unamortized actuarial loss	2,916	(209)	2,707
	2,707	(185)	2,522
Deferred taxes	(1,010)	69	(941)
Net unamortized pension costs	$1,697	$(116)	$1,581

The following is a summary of the components of net periodic benefit costs for the three and six month periods ended June 30, 2007 and 2006:

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Service cost	$-	$-	$-	$-
Interest cost	119	114	237	228
Expected return on plan assets	(141)	(127)	(282)	(254)
Amortization of transition asset	(3)	(2)	(5)	(5)
Amortization of prior service costs	(10)	(9)	(19)	(18)
Recognized actuarial (gain) loss	105	66	209	133

Net pension cost	$70	$42	$140	$84

The Company did not make any contributions to the pension plan during the first half of 2006 and 2007. The Company expects to make contributions of approximately $300 thousand during 2007.

The Company made an annual $75 thousand contribution to the ESOP and $361 thousand in matching contributions to the 401k plan during the first six months of 2007. The Company made an annual $75 thousand contribution to the ESOP and $238 thousand in matching contributions to the 401k plan during the first six months of 2006.

The Company has a nonqualified deferred compensation plan for certain senior officers. Participants deferred $52 thousand of compensation during the first six months of 2007 and $52 thousand during the first six months of 2006. Employee benefit expenses include earnings credits attributed to the participants’ accounts of $34 thousand for the first six months of 2007 and $7 thousand for the first six months of 2006. The plan incurred expenses of $2 thousand during the first six months of 2007 and none during the first six months of 2006. Liabilities of the plan were $362 thousand at June 30, 2007, and $224 thousand at June 30, 2006, substantially all of which were vested.

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

The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model.

The following table is a summary of outstanding options and weighted average exercise prices.

	Six Months Ended June 30
	2007		2006
	Number	Price	Number	Price
January 1	186,462	$15.59	239,370	$15.20
Exercised	(14,854)	15.35	(30,608)	14.16
Expired	-	-	-	-
Cancelled	(38,108)	13.96
Granted	2,000	19.00	3,000	19.06

June 30	135,500	$16.13	211,762	$15.41

Exercisable at June 30, 2007	122,300	$15.93
Available for additional grant at June 30, 2007	395,000

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

In August 2005 the Company issued 76,766 restricted stock awards at a grant date fair value of $17.08 to certain senior officers of the Company. Substantially all of the shares vest in seven (7) years and are potentially forfeitable until the vesting date. Additionally the shares include a performance condition that may accelerate vesting at the achievement of a diluted earnings per share and net income target. Non-achievement of the performance condition during the seven (7) year vesting period would not prevent vesting of the shares. In December 2005 the Company issued 37,000 restricted stock awards at a grant date fair value of $16.86 to certain senior and executive officers of the Bank. The shares vest on the following schedule: 25,000 of the shares in seven (7) years, 6,000 shares in five (5) years and 6,000 shares in three (3) years. In December 2006 the Company issued 4,000 restricted stock awards at a grant date fair value of $19.59 to a senior officer of the Bank. The shares vest as follows: 1,500 shares in one year, 1,500 shares in two years and 1,000 shares in three years. The share awards issued in December of 2005 and 2006 have the same potential acceleration criteria as the awards issued in August 2005. At June 30, 2007 there was $1.447 million in unrecognized compensation cost. The Company estimates that 4.00% (.57% annual rate) of the nonvested shares will be forfeited in determining net compensation expenses recognized. In March 2007, 3,000 shares were forfeited. The following table provides a summary of the restricted share activity.

		Grant Date
	Shares	Fair Value
January 1, 2006	113,766	$17.00
Granted in 2006	4,000	19.59
December 31, 2006	117,766	17.09
Forfeited in 2007	(3,000)	17.08
June 30, 2007	114,766	17.09

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

Report of Independent Registered Public Accounting Firm

The Board of Directors
First M & F Corporation
Kosciusko, Mississippi

We have reviewed the accompanying consolidated statements of condition of First M & F Corporation and subsidiary as of June 30, 2007 and 2006, and the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2007 and 2006, and the related consolidated statements stockholders’ equity and cash flows for the six-month periods ended June 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management.

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
August 7, 2007

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

Financial Summary

Net income for the second quarter of 2007 was $3.535 million, or $.39 basic and diluted earnings per share as compared to $3.251 million, or $.36 basic and diluted earnings per share for the same period in 2006 and $3.554 million or $.39 basic and diluted earnings per share for the first quarter of 2007. Net income for the first half of 2007 was $7.089 million, or $.78 basic and diluted earnings per share as compared to $6.521 million, or $.73 basic and $.72 diluted earnings per share for the same period in 2006. Major factors contributing to the increased year-over-year earnings were (1) moderate growth in all noninterest income categories, (2) steady loan growth from June 2006 through 2007 and (3) a decrease in the provision for loan losses. Major factors contributing to the increased second quarter earnings compared to 2006 were (1) steady loan production, (2) a decrease in the provision for loan losses and (3) a modest 1.37% increase in noninterest expenses.

FIRST M & F CORPORATION

Highlights for the first six months of 2007 and 2006 are as follows:

•	Return on assets for the first half of 2007 was .93% while the return on equity was 10.93%. Return on assets for the first half of 2006 was .91% and return on equity was 10.99%.

•	The largest contributors to year-over-year loan growth were the Rankin County Mississippi market, Memphis and Birmingham metropolitan markets and the Crestview, Florida operation.

•	Nonperforming loans were .55% of total loans at June 30, 2007 with annualized net charge-offs as a percentage of average loans at .21% for the first half of 2007.

•	Completed construction on a banking location in Madison, Mississippi, which opened in April 2006

•
Converted the loan production office in Germantown, Tennessee into a full-service branch; opened a full-service branch in Peabody Place in Memphis, Tennessee; and opened a full-service branch in Collierville, Tennessee in May 2006

•	Opened a full-service branch in Crestview, Florida in November 2006

•	Opened a full-service branch in Cordova, Tennessee in June 2007

•	Continued with construction plans in the Memphis, Tennessee and the Madison and Rankin County markets in Mississippi with expected completion dates during the second half of 2007

•	Acquired Columbiana Bancshares, Inc. and its subsidiary, First National Bank of Shelby County in Columbiana, Alabama and merged them into the Company and M&F Bank, respectively during February 2006

•	Acquired Crockett County Bancshares and its subsidiary Bells Banking Company in Bells, Tennessee and merged them into the Company and M&F Bank, respectively during May 2006

•	Issued $30 million in Trust Preferred securities in February 2006

FIRST M & F CORPORATION

The following table shows the quarterly net loan, non-interest bearing deposit, and interest bearing deposit growth for the last five quarters.

(Net change, in thousands)

		Non-Interest	Interest
Quarter	Loans	Bearing Deposits	Bearing Deposits
2nd Qtr 2006	24,448	4,811	32,912
3rd Qtr 2006	11,657	(6,148)	5,708
4th Qtr 2006	(4,520)	(10,907)	(7,389)
1st Qtr 2007	21,267	7,843	15,039
2nd Qtr 2007	38,329	(512)	3,808

Increases due to acquisitions
2nd Qtr 2006	9,782	2,963	23,367

The following table shows the quarterly net interest income, loan loss accruals, non-interest income and non-interest expense amounts for the last five quarters.

(Net amount, in thousands)

	Net Interest	Loan Loss	Non-Interest	Non-Interest
Quarter	Income	Accruals	Income	Expense
2nd Qtr 2006	13,239	1,004	4,859	12,340
3rd Qtr 2006	13,338	954	5,412	12,394
4th Qtr 2006	13,322	121	5,238	12,904
1st Qtr 2007	13,007	630	5,557	12,682
2nd Qtr 2007	13,522	630	4,861	12,509

The following table shows the components of diluted earnings per share for the last five quarters:

	2nd Qtr 2007	1st Qtr 2007	4th Qtr 2006	3rd Qtr 2006	2nd Qtr 2006
Net interest income	$1.48	$1.43	$1.46	$1.48	$1.46
Loan loss expense	.07	.07	.01	.11	.11
Noninterest income	.53	.61	.58	.59	.53
Noninterest expense	1.36	1.39	1.42	1.36	1.36
Net income before taxes	.58	.58	.61	.60	.52
Income taxes	.19	.19	.20	.20	.16
Net income	$.39	$.39	$.41	$.40	$.36

FIRST M & F CORPORATION

The following table shows performance ratios for the last five quarters:

	2nd Qtr 2007	1st Qtr 2007	4th Qtr 2006	3rd Qtr 2006	2nd Qtr 2006
Net interest margin	4.00%	3.94%	3.99%	4.04%	4.05%
Efficiency ratio	67.06	67.17	68.25	65.09	67.02
Return on assets	.92	.94	.97	.96	.86
Return on equity	10.69	11.18	11.71	11.82	10.78
Noninterest income to avg. assets	1.25	1.44	1.37	1.42	1.29
Noninterest income
to revenues (1)	25.85	29.43	27.86	28.26	26.39
Noninterest expense to avg assets	3.25	3.29	3.36	3.26	3.28
Salaries and benefits to total
noninterest expense	58.39	57.18	55.11	57.17	57.61
Contribution margin (2)	60.85	61.60	62.39	62.79	61.39
Nonperforming loans to loans	.55	.38	.36	.33	.30
Annualized net charge offs as a
percent of average loans	.30	.11	.46	.33	.13

(1)	Revenues equal tax-equivalent net interest income before loan loss expense, plus noninterest income.

(2)	Contribution margin equals revenues minus salaries & benefits, divided by revenues.

The following table shows revenue related performance statistics for the last five quarters:

(Dollars in thousands)	2nd Qtr 2007	1st Qtr 2007	4th Qtr 2006	3rd Qtr 2006	2nd Qtr 2006
Mortgage originations	$20,700	$18,360	$19,164	$19,610	$16,519
Commissions from annuity sales	66	29	25	45	42
Trust revenues	75	67	73	75	99
Retail investment revenues	75	70	74	66	72
Revenues per FTE employee	33	33	33	34	33
Agency commissions per agency
FTE employee (1)	25	25	21	24	21

(1)	Agency commissions are property, casualty, life and health commissions produced by the insurance agency personnel.

The following table shows additional statistics for the Company at the end of the last five quarters:

	2nd Qtr 2007	1st Qtr 2007	4th Qtr 2006	3rd Qtr 2006	2nd Qtr 2006
Full-time equivalent employees	562	561	570	560	563
Number of noninterest-bearing
deposit accounts	38,529	38,100	37,522	36,371	37,415
Noninterest-bearing deposit
accounts added through
acquisitions	-	-	-	-	732

FIRST M & F CORPORATION

Net Interest Income

Net interest income before loan loss expenses for the first half of 2007 was $26.529 million as compared to $25.688 million for the first half of 2006. For the first half of 2007 compared to 2006: earning asset yields increased by 47 basis points, liability costs increased by 65 basis points, the net interest spread decreased by 18 basis points and the net interest margin decreased by 13 basis points.

Net interest income before loan loss expenses for the second quarter of 2007 was $13.522 million as compared to $13.239 million for the second quarter of 2006 and $13.007 million for the first quarter of 2007. For the second quarter of 2007 compared to the same quarter of 2006: earning asset yields increased by 41 basis points, liability costs increased by 54 basis points, the net interest spread decreased by 13 basis points and the net interest margin decreased by 5 basis points. For the second quarter of 2007 compared to the first quarter of 2007: earning asset yields increased by 7 basis points, liability costs increased by 6 basis points, the net interest spread increased by 1 basis point and the net interest margin increased by 6 basis points.

Balance sheet dynamics affecting the comparative net interest margins for the first half of 2007 compared to 2006 include (1) growth of 7.99% in average loans held for investment, (2) an increase in average loans as a percentage of earning assets from 79.62% in the first half of 2006 to 80.63% in the first half of 2007, (3) an increase in average certificates of deposits of 17.04%, (4) an increase in average other borrowings of 8.94% and (5) a decrease in average noninterest-bearing deposits as a percentage of total assets from 12.72% in 2006 to 11.66% in 2007.

Balance sheet dynamics affecting the comparative net interest margins for the second quarter of 2007 compared to 2006 include (1) growth of 5.38% in average loans held for investment, (2) an increase in average loans as a percentage of earning assets from 79.41% in the second quarter of 2006 to 80.93% in the second quarter of 2007, (3) an increase in average certificates of deposits of 8.17%, (4) an increase in average other borrowings of 8.08% and (5) a decrease in average noninterest-bearing deposits as a percentage of total assets from 12.66% in 2006 to 11.76% in 2007.

Balance sheet dynamics affecting the comparative net interest margins for the second quarter of 2007 compared to the first quarter of 2007 include (1) growth of 1.84% in average loans held for investment, (2) an increase in average loans as a percentage of earning assets from 80.31% in the first quarter of 2007 to 80.93% in the second quarter of 2007, (3) a decrease in average interest-bearing deposits of 1.10%, (4) an increase in average borrowings of 5.20% and (5) an increase in average noninterest-bearing deposits as a percentage of total assets from 11.55% in the first quarter to 11.76% in the second quarter.

Yield and cost dynamics affecting the comparative net interest margins for the first half of 2007 compared to 2006 include (1) an increase of 49 basis points in yields on loans held for investment and for sale, (2) an increase of 22 basis points in investment and short-term funds yields, (3) an increase of 69 basis points in costs of deposits and (4) an increase of 40 basis points in costs of borrowings.

Yield and cost dynamics affecting the comparative net interest margins for the second quarter of 2007 compared to 2006 include (1) an increase of 41 basis points in yields on loans held for investment and for sale, (2) an increase of 17 basis points in investment and short-term funds yields, (3) an increase of 57 basis points in costs of deposits and (4) an increase of 25 basis points in costs of borrowings.

Yield and cost dynamics affecting the comparative net interest margins for the second quarter of 2007 compared to the first quarter of 2007 include (1) an increase of 8 basis points in yields on loans held for investment and for sale, (2) a decrease of 5 basis points in investment and short-term funds yields, (3) an increase of 7 basis points in costs of deposits and (4) a decrease of 5 basis points in costs of borrowings.

FIRST M & F CORPORATION

The improvement in asset yields for the first half of 2007 and the second quarter of 2007 as compared to the same periods in 2006 can be attributed to (1) an increase in the prime lending rate of 25 basis points at the end of June 2006, (2) higher Treasury yields in the 3-month to one year terms at the end of the first quarter of 2007 as compared to the end of the first quarter of 2006 and (3) an increase in the percentage of loans in the mix of earning assets for 2007. Deposit costs for 2007 were primarily influenced by a two-month increase in short-term interest rates during January and February 2007 as well as by an increase in the percentage of deposits represented by certificates of deposit from 44.09% during the first half of 2006 to 48.93% during the first half of 2007.

Net interest margins should be affected during the third quarter and second half of 2007 by a shifting of the yield curve to a positive shape during June 2007. The yield curve between the 3-month and 5-year Treasuries was inverted for July 2006 through May 2007. However, for the month of June 2007 the 3-month to 5-year Treasury spread was 29 basis points - its highest difference since December 2005. The AAA corporate bond to 3-month Treasury spread was 105 basis points during June 2007 - its highest point since May 2006, and significantly above the 22 basis point spread for March 2007. The economy still shows signs of steady growth, possibly indicating future higher rates. Corporate bond yields, which have moved higher, have been affected by (1) sub-prime mortgage problems, (2) fear of a spillover effect of the sub-prime credit deterioration to prime borrowers and (3) inflationary fears fueled by energy and agricultural commodity price increases. These influences were somewhat mitigated by the strong first quarter corporate profits that were reported, indicating corporate liquidity and financial strength. Corporate bond yields could also be upwardly influenced by a slowing down of private equity deals, driven primarily by credit concerns, as private equity debt has reached significant levels.

The recent decrease in short-term Treasury rates coupled with an increase in longer-term Treasury rates tends to indicate that banks will have stronger pricing power during the second half of 2007 than has been the case for the last twelve months. Management believes that the greatest challenge in the changing rate environment will be on the liability pricing as financial institution competitors may be reluctant to reduce deposit pricing due to funding concerns. The Company has seen strong competition for deposits in its metropolitan markets and expects that the second half of 2007 will continue to be highly competitive.

The Company addressed costs of deposits during the first half of 2007 by (1) initiating an incentive-based deposit campaign running from February through April of 2007 which resulted in approximately 2,200 new demand and savings deposit accounts, (2) using specially designed money market accounts targeted to single-service commercial loan customers and (3) moving the marketing of CD specials from external media to in-branch promotions. The money market account promotion was completed shortly after the end of the second quarter resulting in an increase in average balances of $13.072 million from the fourth quarter of 2006 to the second quarter of 2007. Costs of money market accounts increased from 2.19% for the fourth quarter of 2006 to 2.52% for the second quarter of 2007, relieving the Company’s dependence on certificates of deposit which cost 4.62% during the second quarter of 2007. Management has decided to evaluate the competitive market as well as the mix of certificates of deposit within the total deposit portfolio over the third quarter to determine if another campaign similar to the money market promotion is necessary and feasible. Management has decided to continue using certificate of deposit special promotions, with only in-branch marketing, for the foreseeable future. Management has also used short-term Federal Home Loan Bank (FHLB) financing to meet short-term funding needs and reduce the overall costs of borrowing. Management expects to continue using FHLB financing when either short-term liquidity is needed or the opportunity to reduce borrowing costs arises.

FIRST M & F CORPORATION

The following table shows the components of the net interest margin for the first two quarters of 2007 and 2006:

	Yields/Costs		Yields/Costs
	2nd Quarter, 2007	1st Quarter, 2007	2nd Quarter, 2006	1st Quarter, 2006
Interest bearing bank balances	4.61%	4.67%	3.55%	3.09%
Federal funds sold	3.59	5.57	4.80	3.93
Taxable investments	4.80	4.82	4.59	4.53
Tax-exempt investments	6.26	6.28	6.15	6.34
Loans held for sale	5.59	5.21	6.06	3.37
Loans held for investment	7.90	7.83	7.48	7.25
Earning asset yield	7.36	7.29	6.95	6.75

Interest checking	1.35	1.38	1.66	1.50
Money market deposits	2.52	2.31	1.77	1.56
Savings	2.75	2.63	2.09	2.04
Certificates of deposit	4.62	4.58	3.96	3.61
Short-term borrowings	4.98	5.23	4.06	5.10
Other borrowings	5.12	5.15	4.88	4.58
Cost of interest-bearing liabilities	3.81	3.75	3.27	2.99

Net interest spread	3.55	3.54	3.68	3.76
Effect of non-interest bearing deposits	.49	.48	.45	.42
Effect of leverage	(.04)	(.08)	(.08)	(.02)
Net interest margin, tax-equivalent	4.00	3.94	4.05	4.16
Less: Tax equivalent adjustments:
Investments	.08	.09	.08	.10
Loans	.01	.01	.01	.01
Reported book net interest margin	3.91%	3.84%	3.96%	4.05%

The following table shows average balance sheets for the first two quarters of 2007 and 2006:

(Dollars in thousands)
	2nd Quarter, 2007	1st Quarter, 2007	2nd Quarter, 2006	1st Quarter, 2006
Interest bearing bank balances	$4,726	$3,694	$7,577	$7,661
Federal funds sold	6,247	876	16,007	24,628
Taxable investments	197,922	209,282	193,769	160,714
Tax-exempt investments	45,654	47,555	50,140	49,440
Loans held for sale	9,786	8,716	8,646	8,411
Loans held for investment	1,122,129	1,101,879	1,064,858	994,364
Earning assets	1,386,464	1,372,002	1,340,997	1,245,218
Other assets	159,594	168,914	169,852	141,060
Total assets	$1,546,058	$1,540,916	$1,510,849	$1,386,278

Interest checking	190,049	205,598	231,908	220,101
Money market deposits	136,525	127,300	129,239	124,673
Savings deposits	99,997	96,941	97,403	90,198
Certificates of deposit	578,631	586,504	534,911	460,119
Short-term borrowings	12,069	14,550	5,323	9,198
Other borrowings	204,199	194,111	188,941	176,658
Interest-bearing liabilities	1,221,470	1,225,004	1,187,725	1,080,947
Noninterest-bearing deposits	181,819	177,959	191,212	177,427
Other liabilities	10,133	8,978	10,989	9,485
Stockholders’ equity	132,636	128,975	120,923	118,419
Liabilities and stockholders’ equity	$1,546,058	$1,540,916	$1,510,849	$1,386,278

Loans to earning assets	80.93%	80.31%	79.41%	79.85%
Loans to assets	72.58%	71.51%	70.48%	71.73%
Earning assets to assets	89.68%	89.04%	88.76%	89.82%
Noninterest-bearing deposits to assets	11.76%	11.55%	12.66%	12.80%
Equity to assets	8.58%	8.37%	8.00%	8.54%

FIRST M & F CORPORATION

Provision for Loan Losses

The accrual for the provision for loan losses for the first half of 2007 was $1.260 million as compared to $1.957 million for the first half of 2006. Net charge-offs were $1.151 million for the first half of 2007 as compared to $593 thousand for the first half of 2006.

The accrual for the provision for loan losses for the second quarter of 2007 was $630 thousand as compared to $1.004 million for the second quarter of 2006. The allowance for loan losses as a percentage of loans was 1.31% at June 30, 2007, 1.37% at December 31, 2006, and 1.49% at June 30, 2006. Net charge-offs were $847 thousand in the second quarter of 2007 as compared to $343 thousand for the second quarter of 2006.

Nonperforming loans as a percentage of loans increased to .55% at June 30, 2007 as compared to .38% at March 31, 2007, .36% at December 31, 2006, and .30% at June 30, 2006. Excluding the effect of one large nonperforming loan the June 30 percent of nonperforming loans to loans would have been .32%. Management anticipates that the Company will not incur any losses in the eventual resolution of this credit facility. The Company has not been negatively affected to date by the deterioration of credit quality in the sub-prime mortgage sector. Business activity and cash flows in the commercial real estate segment of the Company’s loan portfolio have remained steady in 2007, with outstanding loans growing by 8.19% during the first half of 2007. The Company continues to monitor real estate and commercial exposures on a monthly basis in order to address any problems in the earliest stages.

Non Interest Income

Noninterest income, excluding securities transactions and losses on debt extinguishment, for the first half of 2007 was $10.544 million as compared to $9.208 million for the same period in 2006. For the first half of 2007 as compared to 2006: (1) deposit revenues increased by $210 thousand, (2) mortgage banking revenues increased by $349 thousand and (3) agency commissions increased by $125 thousand.

Noninterest income, excluding securities transactions and losses on debt extinguishment, for the second quarter of 2007 was $4.987 million as compared to $4.862 million for the same period in 2006 and $5.557 million in the first quarter of 2007. For the second quarter of 2007 as compared to the second quarter of 2006: (1) deposit revenues decreased by $26 thousand, (2) mortgage banking revenues increased by $164 thousand and (3) agency commissions increased by $34 thousand. For the second quarter of 2007 as compared to the first quarter of 2007: (1) deposit revenues increased by $199 thousand, (2) mortgage banking revenues decreased by $58 thousand and (3) agency commissions decreased by $33 thousand.

Deposit revenues improved by 4.21% for the first half of 2007 as compared to 2006 and decreased by .95% from the second quarter of 2006 to the same quarter in 2007. The second quarter of 2007 showed an increase of 7.96% over the first quarter of 2007. Overdraft fee revenues, which comprise approximately 70% of deposit revenues, increased by 1.62% from the first half of 2006 to the first half of 2007 and decreased by 3.35% from the second quarter of 2006 to the second quarter of 2007. The low annual increase and decrease between the second quarters of 2006 and 2007 were mainly attributable to an unusually high volume of overdraft fee revenues in the second quarter of 2006. A positive trend remained intact for 2007 as the second quarter fees represented a 9.47% increase over the first quarter of 2007. Debit card revenues improved by 26.49% from the first half of 2006 to the first half of 2007, increased by 23.56% from the second quarter of 2006 to the second quarter of 2007 and increased by 12.17% from the first quarter of 2007 to the second quarter of 2007. Management expects overdraft fee revenues to continue to be a significant component of deposit revenues and expects to see debit card revenues and transaction activity continue to grow through the remainder of 2007.

Mortgage banking income increased by 82.12% from the first half of 2006 to the first half of 2007, increased by 84.54% from the second quarter of 2006 to the second quarter of 2007 and decreased by 13.94% from the first quarter of 2007 to the second quarter of 2007. Although mortgage originations increased from 2006 through 2007 and also from the first quarter of 2007 to the second quarter, a higher interest rate environment reduced the amount of profits per mortgage originated and sold. Mortgage rates decreased from 6.78% in June 2006 through the middle of May 2007 when they reached 6.15%, but then reversed the trend and increased by 52 basis points to end June 2007 at 6.67%. Management expects mortgage rates to continue to increase during the third quarter resulting in lower sale pricing for originated mortgages. The increase in mortgage volumes during 2007 was mainly attributable to expansion into new markets and the addition of originators. However, the higher rate environment should slow down mortgage demand, and Management expects to see a slowdown in production volumes for the remainder of 2007.

FIRST M & F CORPORATION

Agency commission income increased by 6.50% from the first half of 2006 to the first half of 2007, increased by 3.49% from the second quarter of 2006 to the second quarter of 2007 and decreased by 3.17% from the first quarter of 2007 to the second quarter of 2007. The decrease from the first quarter of 2007 to the second quarter of 2007 was due to a decrease of 4.55% in property and casualty commissions resulting from fewer commercial account renewals during the second quarter. Overall, Management expects to see growth in commission revenues for the year as compared to 2006.

The Company incurred a $126 thousand loss on the extinguishment of a called FHLB borrowing during the second quarter of 2007. The debt, which was assumed in an acquisition, was carried at less than its face amount due to its being recorded at fair market value at the acquisition date. Therefore, the remaining unamortized discount precipitated the loss recognition on the liquidation of the borrowing.

Significant components of other income for the first two quarters of 2007 and 2006 are contained in the following table.

	2Q2007	1Q2007	2Q2006	1Q2006
Agency profit-sharing revenues	$24	$246	$-	$114
Loan fees	110	171	188	123
Gains (losses) on foreclosed property sales	(58)	(148)	1	(190)
Insurance claim for legal settlements	-	370	-	-
All other income	533	635	461	569
Total other income	$609	$1,274	$650	$616

The Company has a strategy to increase noninterest revenues as a proportion of total revenues over time. Noninterest revenues as a percentage of total revenues increased from 25.91% in the first half of 2006 to 27.73% in the first half of 2007, decreased from 26.39% in the second quarter of 2006 to 26.01% in the second quarter of 2007 and decreased from 29.43% in the first quarter of 2007 to 26.01% in the second quarter of 2007. Contributing factors in the decrease during the second quarter of 2007 were (1) the $126 thousand loss on the extinguishment of a called FHLB borrowing during the second quarter of 2007 and (2) the receipt of an insurance claim for $370 thousand during the first quarter of 2007 covering legal settlements. Another metric that the Company monitors is revenues per full-time employee, which was approximately $135 thousand per employee on an annualized basis during the first half of 2007 as compared to $134 thousand for the first half of 2006. Additionally insurance product revenues per producer improved from $21 thousand per producer in the second quarter of 2006 to $25 thousand per producer in the second quarter of 2007. Management’s strategic focus is to improve revenues generated per employee while maintaining stability in revenue growth by increasing the mix of noninterest revenues to total revenues.

Non Interest Expense

Noninterest expenses increased by 7.96% from the first half of 2006 to the first half of 2007, increased by 1.37% from the second quarter of 2006 to the second quarter of 2007 and decreased by 1.36% from the first quarter of 2007 to the second quarter of 2007.

Salary and benefit expenses, which comprise approximately 60% of noninterest expenses, increased by 8.68% from the first half of 2006 to the first half of 2007, increased by 2.71% from the second quarter of 2006 to the second quarter of 2007 and increased by .72% from the first quarter of 2007 to the second quarter of 2007. The number of full-time equivalent employees was 562 at June 30, 2007, 561 at March 31, 2007, 563 at June 30, 2006 and 541 at March 31, 2006. The increases during the second quarter of 2006 were mainly due to the Crockett County, Tennessee acquisition and the de novo expansion in the Memphis, Tennessee metropolitan area. The increases from June 30, 2006 to June 30, 2007 were due primarily to increased staffing in the Birmingham, Alabama market, expansion into Crestview, Florida and continued expansion in the Memphis, Tennessee market. During the second quarter of 2007 Management effectively instituted a hiring freeze intended to contain costs in the aftermath of the expansion efforts of 2006. Noninterest expenses as a percent of average assets increased from 3.25% in the first half of 2006 to 3.29% in the first half of 2007, decreased from 3.28% in the second quarter of 2006 to 3.25% in the second quarter of 2007 and decreased from 3.29% in the first quarter of 2007 to 3.25% in the second quarter of 2007.

The business expansion and acquisition efforts during 2006 also produced an increase in related occupancy expenses. This resulted in a 13.54% increase in occupancy expense and a 19.33% increase in equipment expenses in the first half of 2007 over the first half of 2006.

FIRST M & F CORPORATION

Significant components of other expense for the first two quarters of 2007 and 2006 are contained in the following table.

	2Q2007	1Q2007	2Q2006	1Q2006
Postage and shipping	$175	$215	$182	$164
Supplies	220	233	291	242
Legal expenses	140	179	184	184
Other professional expenses	143	152	140	145
Insurance expenses	117	202	92	149
Debit card processing exenses	155	136	134	121
All other expenses	1,263	1,417	1,430	1,432
Total other expense	$2,213	$2,534	$2,453	$2,437

Income Taxes

Income tax expenses for the first half of 2007 increased by 10.38% over the first half of 2006. Pre-tax earnings for the first half of 2007 were up by 9.31% over the same period in 2006. The effective tax rates for the first six months of 2007 and 2006 were 32.33% and 32.01% respectively.

FIRST M & F CORPORATION

Assets and Liabilities

Assets increased by 3.35% from June 30, 2006 to June 30, 2007, increased by 2.88% from December 31, 2006 to June 30, 2007, increased by 21.01% from December 31, 2005 to June 30, 2006 and by 1.32% from March 31, 2007 to June 30, 2007. Investments decreased by 2.17% from June 30, 2006 to June 30, 2007, decreased by 10.14% from December 31, 2006 to June 30, 2007, increased by 30.17% from December 31, 2005 to June 30, 2006 and decreased by 5.36% from March 31, 2007 to June 30, 2007. Liquidity provided by investment maturities was used to fund loan growth during the first half of 2007. Loans grew by 6.18% from June 30, 2006 to June 30, 2007, increased by 5.48% from December 31, 2006 to June 30, 2007, increased by 15.76% from December 31, 2005 to June 30, 2006 and increased by 3.46% from March 31, 2007 to June 30, 2007. Loan growth in 2007 has occurred primarily in real estate-secured commercial credits. First half loan growth occurred primarily in the Rankin County, Mississippi, Birmingham, Alabama and Memphis, Tennessee metropolitan markets, as well as in the Crestview, Florida market. The Memphis, Tennessee and Crestview, Florida markets provided approximately one half of the loan growth for the second quarter of 2007. Management expects that commercial real estate loans as well as other commercial operating loans will provide most of the loan growth for the remainder of 2007. Loans as a percent of total assets were 72.37% at June 30, 2007, 70.87% at March 31, 2007, 70.59% at December 31, 2006 and 70.44% at June 30, 2006. The high growth rate for the first half of 2006 was due primarily to the Columbiana Bancshares and Crockett County Bancshares acquisitions during February and May of 2006. Management believes that one of the keys to the Company’s future success will be to continue to expand into markets that are vital economically and can provide high loan demand.

The following table shows loans held for investment by type as of June 30, 2007, December 31, 2006, and June 30, 2006.

(Dollars in thousands)	June 30, 2007	December 31, 2006	June 30, 2006
Commercial real estate	$672,764	$621,840	$592,265
Residential real estate	220,876	221,911	217,602
Home equity lines	37,374	40,136	40,812
Commercial, financial and agricultural	167,184	150,905	175,332
Consumer	41,385	45,872	48,510
Other loans	7,296	6,619	5,625
Total	$1,146,879	$1,087,283	$1,080,146

Mortgages held for sale	$3,322	$3,165	$4,991
Student loans held for sale	3,337	4,098	5,365

The following table shows the balances of loans at Columbiana Bancshares on the date of acquisition.

February 17, 2006
Commercial real estate	$48,623
Residential real estate	17,203
Home equity lines	16,198
Commercial, financial and agricultural	6,227
Consumer	10,131
Other loans	2,061
Total	$100,443

FIRST M & F CORPORATION

The following table shows the balances of loans at Crockett County Bancshares on the date of acquisition.

May 12, 2006
Commercial real estate	$2,478
Residential real estate	3,174
Home equity lines	-
Commercial, financial and agricultural	1,529
Consumer	2,104
Other loans	497
Total	$9,782

Deposits increased by .62% from June 30, 2006 to June 30, 2007, increased by 2.21% from December 31, 2006 to June 30, 2007, increased by 23.73% from December 31, 2005 to June 30, 2006 and increased by .27% from March 31, 2007 to June 30, 2007. Deposit growth, excluding public funds, occurred primarily in the noninterest-bearing, money market and savings account categories during the first half of 2007. For the second quarter of 2007, excluding public funds, money market accounts provided the majority of deposit growth. This money market growth was due primarily to a campaign offering higher yielding money market accounts to single-service loan customers, and also targeting the replacement of time deposits with more stable core deposits. Certificates of deposit, excluding public funds, decreased during the first and second quarters of 2007 as the Company maintained a moderate pricing strategy and moved the marketing of certificate of deposit specials to in-branch promotions. Excluding public funds and deposits related to bank acquisitions, deposits grew by $62.861 million or 7.78% in the first half of 2006. The Company’s long-term strategy is to build the core customer deposit base and rely less on borrowed funds as a primary source of liquidity. Management expects to institute significant deposit campaigns during the second half of 2007 and expects to introduce a new relationship-based checking account product before the end of the year. Another source of deposits available to the Company is the brokered CD market which is used when funding is needed within a short period of time. However, when borrowed funds are less costly than time deposits or brokered deposits, the Company will still look to those sources to help maintain the spread between the yield on earning assets and the cost of funds.

The following table shows the deposit mix as of June 30, 2007, December 31, 2006, and June 30, 2006.

(Dollars in thousands)	June 30, 2007	December 31, 2006	June 30, 2006
Noninterest-bearing demand	$187,604	$180,273	$197,328
NOW deposits	205,347	199,666	228,238
Money market deposits	137,245	128,694	127,221
Savings deposits	102,376	94,815	96,702
Certificates of deposit	551,487	547,513	520,200
Brokered certificates of deposit	28,101	35,021	35,029
Total	$1,212,160	$1,185,982	$1,204,718

The following table shows the mix of deposits at Columbiana Bancshares on the date of acquisition.

February 17, 2006
Noninterest-bearing demand	$30,528
NOW deposits	35,331
Money market deposits	5,428
Savings deposits	15,784
Certificates of deposit	43,244
Brokered certificates of deposit	8,765
Total	$139,080

Public funds deposits included in above totals	$21,993

FIRST M & F CORPORATION

The following table shows the mix of deposits at Crockett County Bancshares on the date of acquisition.

May 12, 2006
Noninterest-bearing demand	$2,963
NOW deposits	6,468
Money market deposits	36
Savings deposits	1,782
Certificates of deposit	15,081
Brokered certificates of deposit	-
Total	$26,330

Public funds deposits included in above totals	$1,736

The following table shows the mix of public funds deposits as of June 30, 2007, December 31, 2006, and June 30, 2006.

(Dollars in thousands)	June 30, 2007	December 31, 2006	June 30, 2006
Noninterest-bearing demand	$6,503	$4,733	$7,327
NOW deposits	80,963	73,899	100,179
Money market deposits	24,124	17,953	29,833
Savings deposits	272	393	479
Certificates of deposit	97,424	65,936	51,904
Brokered certificates of deposit	1,488	1,779	2,231
Total	$210,774	$164,693	$191,953

Other borrowings increased by $20.362 million during the first half of 2007 after increasing by $25.885 million since the first half of 2006. The increases were utilized to fund loan growth and to retire the parent company debt of Columbiana Bancshares upon its merger with the Company and to repay a correspondent line of credit used for the Crockett County acquisition. Most of the growth in other borrowings has occurred in short-term obligations. Amounts of borrowings maturing within one year have increased from 16.53% of other borrowings at December 31, 2006 to 38.67% at June 30, 2007. In February 2006 the Company formed First M&F Statutory Trust I for the purpose of issuing corporation-obligated mandatory redeemable capital securities to third-party investors and investing the proceeds from the sale of the capital securities in floating rate junior debentures of the Company. The $30 million in proceeds were used to fund the acquisition on February 17, 2006 of Columbiana Bancshares, Inc. The 30 year junior subordinated debentures pay interest quarterly at a rate of 6.44% fixed for five years, converting then to floating at a rate equal to three month LIBOR plus 133 basis points. These junior subordinated debentures, net of the Company’s investment in the variable interest entity, qualify with certain limitations as Tier 1 capital for regulatory purposes. In May 2006 the Company borrowed $7.400 million for the acquisition of Crockett County Bancshares.

FIRST M & F CORPORATION

Equity

The Company’s and Bank’s regulatory capital ratios at June 30, 2007, as shown below are in excess of the minimum requirements and qualify the institution as “well capitalized” under the risk-based capital regulations.

	First M & F Corporation		M & F Bank
	Amount	Ratio	Amount	Ratio
Actual:
Total risk-based capital	$142,738	11.22%	$142,168	11.19%
Tier 1 capital	127,678	10.04%	127,108	10.00%
Leverage	127,678	8.45%	127,108	8.42%

For Capital Adequacy Purposes:
Total risk-based capital	101,771≥	8.00%	101,670≥	8.00%
Tier 1 capital	50,886≥	4.00%	50,835≥	4.00%
Leverage	60,419≥	4.00%	60,379≥	4.00%

To Be Well Capitalized Under Prompt
Corrective Action Provisions:
Total capital			127,088≥	10.00%
Tier 1 capital			76,253≥	6.00%
Leverage			75,473≥	5.00%

The Company issued 14,854 shares upon the exercise of stock options during the first six months of 2007 at an average exercise price of $15.35 per share and 30,608 shares during the first six months of 2006 at an average exercise price of $14.16 per share.

The Company effected a 2-for-1 stock split distributed in the form of a dividend on May 15, 2006. All share and stock price related amounts for periods prior to the split have been revised to reflect the effect of the stock split. The purpose of the split was to provide more liquidity to the market for the Company’s stock. The Company’s shares, listed as FMFC on the NASDAQ Global Select Market, trade at the rate of approximately 2,500 shares per day. The Company’s price-to-earnings ratio, based upon the prior four quarters’ earnings, was 11.72 as of June 30, 2007.

Interest Rate Risk and Liquidity Management

Responsibility for managing the Company’s program for controlling and monitoring interest rate risk and liquidity risk and for maintaining income stability, given the Company’s exposure to changes in interest rates, is vested in the asset/liability committee. Appropriate policy and guidelines, approved by the board of directors, govern these actions. Monitoring is primarily accomplished through monthly reviews and analysis of asset and liability repricing opportunities, market conditions and expectations for the economy. Cash flow analyses are also used to project short-term interest rate risks and liquidity risks. Management believes, at June 30, 2007, there is adequate flexibility to alter the current rate and maturity structures as necessary to minimize the exposure to changes in interest rates, should they occur. The Company is currently in a negative gap position for assets and liabilities repricing within the next year. This generally means that for assets and liabilities maturing and repricing within the next 12 months, the Company is positioned for more liabilities to reprice than the amount of assets repricing.

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

The following table shows non-performing loans and other assets of the Company:

(Dollars in thousands)	June 30	December 31	June 30
	2007	2006	2006
Nonaccrual loans	$5,886	$3,557	$2,388
Past due 90 days or more and still
accruing interest	455	376	921
Total non-performing loans	6,341	3,933	3,309
Other real estate	3,652	3,135	4,870

Total non-performing assets	$9,993	$7,068	$8,179

Ratios:
Non-performing loans to loans	.55%	.36%	.30%
Non-performing assets to assets	.63%	.46%	.53%

Off-Balance Sheet Arrangements

The Company’s primary off-balance sheet arrangements are in the form of loan commitments and operating lease commitments. At June 30, 2007 the Company had $205.030 million in unused loan commitments outstanding. Of these commitments, $98.018 million mature in one year or less. Lines of credit are established using the credit policy of the Company concerning the lending of money.

Letters of credit are used to facilitate the borrowers’ business and are usually related to the acquisition of inventory or of assets to be used in the customers’ business. Letters of credit are generally secured and are underwritten using the same standards as traditional commercial loans. Most standby letters of credit expire without being presented for payment. However, the presentment of a standby letter of credit would create a loan receivable from the Bank’s loan customer. The Bank’s asset-based lending subsidiary uses commercial letters of credit to facilitate the purchase of inventory items by its customers. There were no commercial letters of credit outstanding at the end of the second quarter. At June 30, 2007 the Company had $19.967 million in financial standby letters of credit issued and outstanding.

A liability of $107 thousand is recognized in Other Liabilities at June 30, 2007 related to the obligation to stand ready to perform related to standby letters of credit.

FIRST M & F CORPORATION

The Company makes commitments to originate mortgage loans that will be held for sale. The total commitments to originate mortgages to be held for sale were $13.557 million at June 30, 2007. These commitments are accounted for as derivatives and are marked to fair value with changes in fair value recorded in other income. At June 30, 2007 mortgage origination-related derivatives with positive fair values of $12 thousand were included in other assets and derivatives with negative fair values of $26 thousand were included in other liabilities.

The Company also engages in forward sales contracts with mortgage investors to purchase mortgages held for sale. Those forward sale agreements that have a determined price and expiration date are accounted for as derivatives and marked to fair value through other income. At June 30, 2007 the Company had $4.851 million in locked forward sales agreements in place. Forward sale-related derivatives with positive fair values of $38 thousand were included in other assets and derivatives with negative fair values of $5 thousand were included in other liabilities.

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

FIRST M & F CORPORATION

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Generally, the entity may only recognize the benefit of tax positions that are more likely than not to be sustained upon examination. The amount of benefit recognized is the largest amount that is greater than 50% likely of being realized upon potential ultimate settlement (based upon the hypothetical tax examination and appeal process). The interpretation also provides derecognition criteria as well as guidance on how to account for potential interest and penalties. A reconciliation of the beginning to ending balance of uncertain tax positions is also required in the financial statement footnotes. The interpretation is effective for fiscal years beginning after December 15, 2006, which makes it effective as of January 1, 2007 for the Company. The Company implemented its accounting for uncertain taxes as of January 1, 2007 with no adjustment to income tax liabilities for uncertain positions.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.” This Statement permits companies to measure a variety of financial instruments and other financial statement items with characteristics similar to financial instruments at fair value. The fair value option permits a company to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are to be recognized in earnings at each subsequent reporting date. The fair value option (1) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, (2) is irrevocable (unless a new election date occurs) and (3) is applied only to entire instruments and not to portions of instruments. The Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Therefore, it would become effective as of January 1, 2008 for the Company. Early adoption is permitted as of the beginning of a fiscal year on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements.” The Company decided not to adopt SFAS No. 159 early, and does not expect the adoption of the Statement to have a material impact on its financial condition or results of operations.

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

Interest rate shock analysis shows that the Company will experience a 4.34% decrease over 12 months in its net interest income with a gradual (12 month ramp) and sustained 200 basis point decrease in interest rates. A gradual and sustained increase in interest rates of 200 basis points will result in a 2.74% increase in net interest income. While the repricing gap suggests a potential earnings benefit should rates fall, the net interest income simulation depicts slight exposure. This is due to inherent pricing lags of deposit products in relation to changes in market rate movement and the acceleration of loan and investment cash flows that would likely occur if market rates fall. Conversely, the lagging nature of the deposit base proves beneficial if interest rates rise.

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

The Company had no hedging instruments in place at June 30, 2007.

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

As of June 30, 2007 (the "Evaluation Date"), the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as defined in the Exchange Act Rules. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are sufficiently effective to ensure that material information relating to the Company and required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. During the last quarter ended June 30, 2007 there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

The annual stockholders’ meeting was held on April 11, 2007. The stockholders elected five directors to serve a three year term to expire in April, 2010 as summarized below:

Directors Elected	Votes For	Votes Withheld

Michael L. Nelson	7,237,176	10,322
Hugh S. Potts, Jr.	7,231,876	15,622
Samuel B. Potts	7,230,264	17,234
Michael W. Sanders	7,237,176	10,322
Scott M. Wiggers	7,233,176	14,322

There were 9,172,846 shares entitled to vote on the proposals, with 7,411,746 shares, or 80.80% actually being voted.

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

Date : August 7, 2007

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