Form 10-Q
period 2007-09-30
FIRST M&F CORP/MS
filed 2007-11-08
CIK 320387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2007

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number 000-09424

FIRST M&F CORPORATION
(Exact name of registrant as specified in its charter)

MISSISSIPPI	64-0636653
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
Incorporation or organization)

134 West Washington Street, Kosciusko, Mississippi	39090
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $5 par value	9,180,846 Shares
Title of Class	Shares Outstanding at October 31, 2007

FIRST M & F CORPORATION

FORM 10-Q

FIRST M & F CORPORATION AND SUBSIDIARY

PART I: FINANCIAL INFORMATION
Item 1 - Financial Statements (Unaudited)

Consolidated Statements of Condition
(Unaudited)

	September 30		December 31
(Dollars in thousands)	2007	2006	2006
Assets
Cash and due from banks	$46,352	$51,462	$59,793
Interest bearing bank balances	2,774	15,214	3,690
Federal funds sold	-	15,700	-
Securities available for sale, amortized cost of $237,484, $235,566 and $263,238	236,888	234,070	261,828
Loans held for sale	6,834	6,091	7,263

Loans, net of unearned income	1,198,460	1,091,803	1,087,283
Allowance for loan losses	(14,941)	(16,094)	(14,950)
Net loans	1,183,519	1,075,709	1,072,333

Bank premises and equipment	44,845	39,263	41,128
Accrued interest receivable	11,919	10,874	12,590
Other real estate	4,926	4,090	3,135
Goodwill	32,572	32,572	32,572
Other intangible assets	7,687	7,189	8,113
Bank owned life insurance	19,640	18,858	19,082
Other assets	25,726	24,189	18,748

	$1,623,682	$1,535,281	$1,540,275
Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing deposits	$186,123	$191,180	$180,273
Interest-bearing deposits	1,028,983	1,013,098	1,005,709
Total deposits	1,215,106	1,204,278	1,185,982
Federal funds purchased and repurchase agreements	29,264	10,062	19,612
Other borrowings	201,217	152,314	166,400
Junior subordinated debt	30,928	30,928	30,928
Accrued interest payable	4,718	4,645	4,784
Other liabilities	5,933	8,455	4,503
Total liabilities	1,487,166	1,410,682	1,412,209

Noncontrolling interest in subsidiaries	18	20	19

Stockholders’ equity:
Preferred stock:
Class A; 1,000,000 shares authorized	-	-	-
Class B; 1,000,000 shares authorized	-	-	-
Common stock of $5.00 par value; 15,000,000 shares authorized: 9,066,080, 9,024,226 and 9,046,226 shares issued	45,330	45,121	45,231
Additional paid-in capital	30,448	29,784	30,315
Nonvested restricted stock awards	590	303	375
Retained earnings	62,027	52,158	54,707
Accumulated other comprehensive loss	(1,897)	(2,787)	(2,581)
Total stockholders’ equity	136,498	124,579	128,047
	$1,623,682	$1,535,281	$1,540,275

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands, except per share data)	2007	2006	2007	2006
Interest income:
Interest and fees on loans	$23,091	$20,808	$66,375	$58,391
Interest on loans held for sale	105	129	353	330
Taxable investments	2,303	2,203	7,154	6,213
Tax-exempt investments	431	493	1,340	1,460
Federal funds sold	35	66	103	496
Interest bearing bank balances	80	56	177	181
Total interest income	26,045	23,755	75,502	67,071

Interest expense:
Deposits	9,440	7,997	26,959	21,164
Federal funds purchased and repurchase agreements	127	90	464	259
Other borrowings	2,193	1,830	6,277	5,377
Junior subordinated debt	499	499	1,487	1,244
Total interest expense	12,259	10,416	35,187	28,044

Net interest income	13,786	13,339	40,315	39,027
Provision for loan losses	630	954	1,890	2,911
Net interest income after provision for loan losses	13,156	12,385	38,425	36,116

Noninterest income:
Service charges on deposit accounts	2,777	2,753	7,974	7,740
Mortgage banking income	372	522	1,146	947
Agency commission income	1,119	1,098	3,168	3,022
Trust and brokerage income	157	141	444	470
Bank owned life insurance income	170	152	524	429
Securities gains (losses), net	-	-	-	(4)
Loss on extinguishment of debt	-	-	(126)	-
Other income	830	745	2,713	2,011
Total noninterest income	5,425	5,411	15,843	14,615

Noninterest expenses:
Salaries and employee benefits	7,302	7,086	21,856	20,477
Net occupancy expenses	998	908	2,767	2,466
Equipment expenses	884	802	2,699	2,323
Software and processing expenses	385	293	1,089	966
Telecommunication expenses	291	277	822	762
Marketing and business development expenses	436	457	1,201	1,138
Intangible asset amortization	120	95	426	229
Other expenses	2,473	2,476	7,220	7,366
Total noninterest expenses	12,889	12,394	38,080	35,727

Income before income taxes and noncontrolling interests	5,692	5,402	16,188	15,004
Income taxes	1,879	1,734	5,272	4,808
Noncontrolling interest in earnings of subsidiaries, net of taxes of $3, $2, $12 and $6	5	3	19	10
Net income	$3,808	$3,665	$10,897	$10,186

Earnings per share:
Basic	$.42	$.40	$1.20	$1.13
Diluted	$.42	$.40	$1.20	$1.12

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2007	2006	2007	2006

Net income	$3,808	$3,665	$10,897	$10,186

Other comprehensive income:
Change in unrealized gains (losses) on securities available for sale, net of tax of $629 and $890 for the three months ended September 30 and $304 and $122 for the nine months ended September 30	1,057	1,495	510	(207)
Reclassification adjustment for (gains) losses on securities available for sale included in net income, net of tax of $0 and $0 for the three months ended September 30 and $0 and $1 for the nine months ended September 30	-	-	-	3
Defined benefit pension plan:
Transition obligation amortization, net of tax of $1 and and $0 for the three months ended September 30 and $3 and $0 for the nine months ended September 30	(1)	-	(4)	-
Prior service cost amortization, net of tax of $4 and $0 for the three months ended September 30 and $11 and $0 for the nine months ended September 30	(5)	-	(17)	-
Actuarial loss amortization, net of tax of $40 and $0 for the three months ended September 30 and $118 and $0 for the nine months ended September 30	64	-	195	-

Other comprehensive income (loss)	1,115	1,495	684	(204)

Total comprehensive income	$4,923	$5,160	$11,581	$9,982

The accompanying notes are an integral part of these financial statements.

    FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity
Nine Months Ended September 30, 2007 and 2006
(Unaudited)

			Nonvested		Accumulated
		Additional	Restricted		Other
	Common	Paid-in	Stock	Retained	Comprehensive
(Dollars in thousands, except per share data)	Stock	Capital	Awards	Earnings	Income	Total
January 1, 2006	$22,476	$29,340	$86	$68,058	$(2,583)	$117,377
Effect of stock split issued in the form of a 100% stock dividend on May 15, 2006	22,476	51	-	(22,527)	-	-
January 1, 2006, as adjusted	44,952	29,391	86	45,531	(2,583)	117,377
Net income	-	-	-	10,186	-	10,186
Cash dividends ($.39 per share)	-	-	-	(3,561)	-	(3,561)
33,908 common shares issued in exercise of stock options	169	309	-	-	-	478
Tax benefits on stock option transactions	-	69	-	-	-	69
Share-based compensation expense recognized	-	15	217	2	-	234
Net change	-	-	-	-	(204)	(204)

September 30, 2006	$45,121	$29,784	$303	$52,158	$(2,787)	$124,579

January 1, 2007	$45,231	$30,315	$375	$54,707	$(2,581)	$128,047
Net income	-	-	-	10,897	-	10,897
Cash dividends ($.39 per share)	-	-	-	(3,579)	-	(3,579)
19,854 common shares issued in exercise of stock options	99	206	-	-	-	305
Tax benefits on stock option transactions	-	87	-	-	-	87
Option cancellation payments	-	(175)	-	-	-	(175)
Share-based compensation expense recognized	-	15	215	2	-	232
Net change	-	-	-	-	684	684

September 30, 2007	$45,330	$30,448	$590	$62,027	$(1,897)	$136,498

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30
(Dollars in thousands)	2007	2006
Cash flows from operating activities:
Net income	$10,897	$10,186
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	232	234
Amortization of pension costs	209	-
Depreciation and amortization	2,393	1,986
Provision for loan losses	1,890	2,911
Net investment accretion	(277)	(273)
Net change in unearned fees/deferred costs on loans	133	180
Capitalized dividends on FHLB stock	(278)	(271)
Net accretion of discount on time deposits	58	110
Net accretion of discount on debt	3	11
Loss on extinguishment of debt	126	-
Loss on securities available for sale	-	4
Gain on loans held for sale	(286)	(292)
Other asset sales losses	202	274
Earnings of noncontrolling interest	30	17
Deferred income taxes	21	(634)
(Increase) decrease in:
Accrued interest receivable	671	(876)
Cash surrender value of bank owned life insurance	(524)	(429)
Loans held for sale	713	(89)
Other assets	(6,124)	(2,873)
Increase (decrease) in:
Accrued interest payable	(66)	1,195
Other liabilities	1,455	461

Net cash provided by operating activities	11,478	11,832

Cash flows from investing activities:
Purchases of securities available for sale	(22,538)	(37,515)
Sales of securities available for sale	477	10,061
Maturities of securities available for sale	48,092	31,295
Net (increase) decrease in:
Interest bearing bank balances	916	(2,958)
Federal funds sold	-	(893)
Loans	(116,676)	(52,947)
Bank premises and equipment	(5,656)	(3,402)
Purchases of bank owned life insurance	(34)	(64)
Proceeds from sales of other real estate and other repossessed assets	1,461	2,594
Net (purchases) redemptions, of FHLB and FRB stock	(974)	2,126
Investment in First M&F Statutory Trust I	-	(928)
Net cash paid in acquisition	-	(29,826)

Net cash used in investing activities	(94,932)	(82,457)
(Continued)

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30
(Dollars in thousands)	2007	2006
Cash flows from financing activities:
Net increase in deposits	$29,066	$65,089
Net increase (decrease) in short-term borrowings	9,652	(8,000)
Proceeds from other borrowings	385,600	30,100
Repayments of other borrowings	(350,912)	(49,396)
Proceeds from issuance of junior subordinated debt	-	30,928
Earnings distributions to noncontrolling interests	(31)	(18)
Cash dividends	(3,579)	(3,561)
Common shares issued	305	478
Payments to cancel stock options	(175)	-
Tax benefits on stock option transactions	87	69

Net cash provided by financing activities	70,013	65,689

Net decrease in cash and due from banks	(13,441)	(4,936)

Cash and due from banks at January 1	59,793	56,398

Cash and due from banks at September 30	$46,352	$51,462

Total interest paid	$35,189	$26,729
Total income taxes paid	5,956	5,946
Income tax refunds received	302	10
Transfers of loans to foreclosed property	3,361	2,474

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

Note 2: Acquisitions

Alabama Bank Acquisition

On February 17, 2006, the Company acquired Columbiana Bancshares, Inc. of Columbiana, Alabama and its wholly owned subsidiary First National Bank of Shelby County. The acquisition executes part of a strategy of the Company to expand into Alabama and Tennessee. The attractiveness of the Birmingham and surrounding markets compels entrants to pay a premium to gain access to those markets, resulting in goodwill related to acquisitions of financial institutions with operations based there. The Company paid $31.294 million for all of the shares of Columbiana Bancshares. Included in the cash paid was a payment of $2.5 million to an escrow fund to settle contingent claims related to the legacy Columbiana Bancshares and First National Bank of Shelby County operations. Any remaining funds after settlements were to be paid to the former Columbiana Bancshares stockholders. All claims have been settled and the remaining escrow funds were distributed to former shareholders on October 5, 2007. Results of operation include the revenues and expenses of the acquired operation from the acquisition date forward. The goodwill recognized is not deductible for income tax purposes. The core deposit intangible asset is being amortized over 16 years.

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

FIRST M & F CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3: Earnings Per Share

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands, except per share data)	2007	2006	2007	2006
Net income	$3,808	$3,665	$10,897	$10,186

Weighted average shares outstanding	9,063,689	9,022,240	9,058,128	9,009,017
Add dilutive effect of outstanding options	53,483	53,362	52,467	47,715

Adjusted dilutive shares outstanding	9,117,172	9,075,602	9,110,595	9,056,732

Earnings per share:
Basic	$.42	$.40	$1.20	$1.13
Diluted	$.42	$.40	$1.20	$1.12

Stock options not included in adjusted shares due to anti-dilutive effect	1,474	1,296	1,394	1,744

Note 4: Loans

The composition of the loan portfolio is shown in the table below:

	September 30		December 31
(Dollars in thousands)	2007	2006	2006

Commercial, financial and agricultural	$164,866	$166,963	$150,905
Non-residential real estate	713,619	606,293	621,840
Residential real estate	221,915	225,321	221,911
Home equity loans	44,964	40,509	40,136
Consumer loans	40,374	46,665	45,872
Other loans	12,722	6,052	6,619

Total loans	$1,198,460	$1,091,803	$1,087,283

The following table is a summary of the activity in the Allowance for Loan Losses for the first nine months of 2007 and 2006.

	Nine Months Ended September 30
(Dollars in thousands)	2007	2006
Balance at January 1	$14,950	$12,449
Allowance from acquisitions	-	2,234

Loans charged off	(2,839)	(2,150)
Recoveries	940	650
Net charge-offs	(1,899)	(1,500)

Provision for loan losses	1,890	2,911

Balance at September 30	$14,941	$16,094

FIRST M & F CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 5: Goodwill and Other Intangible Assets

Following is a summary of intangible assets, net of accumulated amortization, included in the Consolidated Statements of Condition:

			Customer
		Core	Renewal	Noncompete	Banking
(Dollars in thousands)	Goodwill	Deposits	Lists	Agreements	Charter
Balance at December 31, 2005	$16,348	$-	$234	$124	$-
Additions due to acquisitions	16,224	7,060	-	-	-
Amortization expense	-	(188)	(20)	(21)	-

Balance at September 30, 2006	$32,572	$6,872	$214	$103	$-

Balance at December 31, 2006	$32,572	$6,784	$209	$95	$1,025
Amortization expense	-	(385)	(20)	(21)	-

Balance at September 30, 2007	$32,572	$6,399	$189	$74	$1,025

Estimated amortization expense
Remainder of 2007		$107	$7	$7
2008		427	27	27
2009		427	27	27
2010		427	27	13
2011		427	27	-
2012		427	20	-

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

Note 6: Variable Interest Entity And Borrowing Arrangements

The following is a summary of other borrowings at September 30, 2007 and 2006 and December 31, 2006:

	September 30		December 31
(Dollars in thousands)	2007	2006	2006
Company’s line of credit in the amount of $15,000,000, maturing in May 2009; secured by approximately 29% of the Bank’s common stock; interest payable quarterly at .75% below the lender’s base rate	$1,667	$12,742	$10,416

Bank’s advances from Federal Home Loan Banks, net of unamortized purchase accounting discounts of $2, $136 and $131	199,550	139,572	155,984

	$201,217	$152,314	$166,400

Company’s junior subordinated debentures, interest payable quarterly at 6.44% through March 2011, payable quarterly at 90-day LIBOR plus 1.33% through March 2036; redeemable after March 2011	$30,928	$30,928	$30,928

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

Note 7: Pension and Other Employee Benefit Plans

As discussed in Note 18 to the December 31, 2006 financial statements, the Bank has a defined benefit pension plan covering substantially all full time employees of the Bank and its subsidiaries. The Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” as of December 31, 2006. The following table provides a summary of the components of the Unamortized Pension Costs recognized in stockholders’ equity as of September 30, 2007 and December 31, 2006.

	Balance	2007	Balance
(Dollars in thousands)	12/31/06	Amortization	09/30/07
Unamortized transition asset	$(27)	$7	$(20)
Unamortized prior service cost	(182)	28	(154)
Unamortized actuarial loss	2,916	(313)	2,603
	2,707	(278)	2,429
Deferred taxes	(1,010)	104	(906)
Net unamortized pension costs	$1,697	$(174)	$1,523

The following is a summary of the components of net periodic benefit costs for the three and nine month periods ended September 30, 2007 and 2006:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2007	2006	2007	2006
Service cost	$-	$-	$-	$-
Interest cost	118	114	355	342
Expected return on plan assets	(141)	(127)	(423)	(381)
Amortization of transition asset	(2)	(2)	(7)	(7)
Amortization of prior service costs	(9)	(10)	(28)	(28)
Recognized actuarial (gain) loss	104	66	313	199

Net pension cost	$70	$41	$210	$125

The Company made a $400 thousand contribution to the pension plan during the third quarter of 2007 and a $750 thousand contribution to the plan during the third quarter of 2006.

The Company made an annual $75 thousand contribution to the ESOP and $528 thousand in matching contributions to the 401k plan during the first nine months of 2007. The Company made an annual $75 thousand contribution to the ESOP and $381 thousand in matching contributions to the 401k plan during the first nine months of 2006.

The Company has a nonqualified deferred compensation plan for certain senior officers. Participants deferred $71 thousand of compensation during the first nine months of 2007 and $75 thousand during the first nine months of 2006. Employee benefit expenses include earnings credits attributed to the participants’ accounts of $48 thousand for the first nine months of 2007 and $8 thousand for the first nine months of 2006. The plan incurred expenses of $4 thousand during the first nine months of 2007 and $3 thousand during the first nine months of 2006. Liabilities of the plan were $396 thousand at September 30, 2007, and $248 thousand at September 30, 2006, substantially all of which were vested.

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

The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model.

The following table is a summary of outstanding options and weighted average exercise prices.

	Nine Months Ended September 30
	2007		2006
	Number	Price	Number	Price
January 1	186,462	$15.59	239,370	$15.20
Exercised	(19,854)	15.37	(33,908)	14.11
Cancelled	(38,108)	13.96	-	-
Granted	2,000	19.00	3,000	19.06

September 30	130,500	$16.16	208,462	$15.43

Exercisable at September 30, 2007	117,300	$15.95
Available for additional grant at September 30, 2007	395,000

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

In August 2005 the Company issued 76,766 restricted stock awards at a grant date fair value of $17.08 to certain senior officers of the Company. Substantially all of the shares vest in seven (7) years and are potentially forfeitable until the vesting date. Additionally the shares include a performance condition that may accelerate vesting at the achievement of a diluted earnings per share and net income target. Non-achievement of the performance condition during the seven (7) year vesting period would not prevent vesting of the shares. In December 2005 the Company issued 37,000 restricted stock awards at a grant date fair value of $16.86 to certain senior and executive officers of the Bank. The shares vest on the following schedule: 25,000 of the shares in seven (7) years, 6,000 shares in five (5) years and 6,000 shares in three (3) years. In December 2006 the Company issued 4,000 restricted stock awards at a grant date fair value of $19.59 to a senior officer of the Bank. The shares vest as follows: 1,500 shares in one year, 1,500 shares in two years and 1,000 shares in three years. The share awards issued in December of 2005 and 2006 have the same potential acceleration criteria as the awards issued in August 2005. At September 30, 2007 there was $1.324 million in unrecognized compensation cost. The Company estimates that 4.00% (.57% annual rate) of the nonvested shares will be forfeited in determining net compensation expenses recognized. In March 2007, 3,000 shares were forfeited. The following table provides a summary of the restricted share activity.

		Grant Date
	Shares	Fair Value
January 1, 2006	113,766	$17.00
Granted in 2006	4,000	19.59
December 31, 2006	117,766	17.09
Forfeited in 2007	(3,000)	17.08
September 30, 2007	114,766	17.09

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

Report of Independent Registered Public Accounting Firm

The Board of Directors
First M & F Corporation
Kosciusko, Mississippi

We have reviewed the accompanying consolidated statements of condition of First M & F Corporation and subsidiary as of September 30, 2007 and 2006, and the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2007 and 2006, and the related consolidated statements stockholders’ equity and cash flows for the nine-month periods ended September 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management.

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
November 8, 2007

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

Forward Looking Statements

Certain of the information included in this discussion contains forward looking financial data and information that is based upon management’s belief as well as certain assumptions made by, and information currently available to management. Specifically, this discussion includes statements with respect to the adequacy of the allowance for loan losses, the effect of legal proceedings on the Company’s financial condition, results of operations and liquidity, and market risk disclosures. Should one or more of these risks materialize or the assumptions prove to be significantly different, actual results may vary from those estimated, anticipated, projected or expected. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following:

•	An economic slowdown could reduce loan originations and fee income volumes below expectations, could slow the pace of loan payments or could cause deposits to decrease.

•
If the economy deteriorated and real estate values became depressed, the approximately 82% of the Company’s loan portfolio that is secured by real estate could come under stress, thus possibly requiring additional loan loss accruals.

•	Adverse changes in local real estate markets may affect the Company’s ability to dispose of its foreclosed real estate at prices above the properties’ carrying values, thus causing additional losses.

•
A steep increase in interest rates could cause the Company’s net interest margins to decrease, thereby decreasing net interest revenues. A spike in interest rates could reduce the values of interest-sensitive assets such as investment securities and loans.

•	Mortgage originations, and therefore mortgage revenues, would be hurt by steeply rising interest rates.

•	An unanticipated increase in inflation could cause the Company’s operating costs related to salaries, technology, supplies and property taxes to increase.

•	A poor stock market could reduce brokerage transactions, therefore reducing investment brokerage revenues.

•
Adverse price changes or liquidity problems in the bond markets could reduce the values of the Company’s assets as well as impede its ability to raise cash through security sales or additional borrowings.

•
Investments in the portfolio of the Company’s pension plan may not provide adequate returns to fund the accumulated and projected plan obligations, thus causing higher annual plan expenses and requiring additional contributions by the Company.

•	Unfavorable judgments in ongoing litigation may result in additional expenses.

•
Unanticipated catastrophic events could result in unusual loss claims that would reduce or eliminate the profit sharing revenues of the insurance agencies. Such claims may also affect the availability of insurance products for certain classes of customers, thereby reducing commission revenues available to the agencies.

•	Unforeseen new competition from outside the traditional financial services industry could constrain the Company’s ability to price its products profitably.

•
Unanticipated changes in laws and regulations related to businesses that the Company is in or anticipates entering into or related to transactions that the Company engages in or anticipates engaging in could result in revenue reductions, expense increases or loss of business opportunities.

These examples are not intended to be exhaustive, and describe events, circumstances and contingencies that may never materialize. Nevertheless, the reader is cautioned that such types of occurrences, usually outside of the control of the Company, may cause financial results to be different than the reader or the Company’s management had originally estimated.

FIRST M & F CORPORATION

Financial Summary

Net income for the third quarter of 2007 was $3.808 million, or $.42 basic and diluted earnings per share as compared to $3.665 million, or $.40 basic and diluted earnings per share for the same period in 2006 and $3.535 million or $.39 basic and diluted earnings per share for the second quarter of 2007. Net income for the first nine months of 2007 was $10.897 million, or $1.20 basic and diluted earnings per share as compared to $10.186 million, or $1.13 basic and $1.12 diluted earnings per share for the same period in 2006. Major factors contributing to the increased year-over-year earnings were (1) a 9.23% increase in noninterest income excluding securities and debt extinguishment losses, (2) steady loan growth from September 2006 through 2007 and (3) a decrease in the provision for loan losses. Major factors contributing to the increased third quarter earnings compared to 2006 were (1) a 3.35% improvement in net interest income resulting from steady loan production, (2) a decrease in the provision for loan losses and (3) a modest 3.99% increase in noninterest expenses.

Highlights for the first nine months of 2007 and 2006 are as follows:

•	Return on assets for the first nine months of 2007 was .94% while the return on equity was 11.01%. Return on assets for the first nine months of 2006 was .93% and return on equity was 11.27%.
•	The largest contributors to year-over-year loan growth were the Rankin County Mississippi market, Memphis, Tennessee and Birmingham, Alabama metropolitan markets and the Crestview, Florida operation.
•	Nonperforming loans were .69% of total loans at September 30, 2007 with annualized net charge-offs as a percentage of average loans at .22% for the first nine months of 2007.
•	Completed construction on a banking location in Madison, Mississippi, which opened in April 2006
•
Converted the loan production office in Germantown, Tennessee into a full-service branch; opened a full-service branch in Peabody Place in Memphis, Tennessee; and opened a full-service branch in Collierville, Tennessee in May 2006

•	Opened a full-service branch in Crestview, Florida in November 2006
•	Opened a full-service branch in Cordova, Tennessee in June 2007
•	Opened an additional full-service branch in Brandon, Mississippi in July 2007
•	Opened an additional full-service branch in Ridgeland, Mississippi in July 2007
•	Continued with expansion plans in the Okaloosa County, Florida region with an expected new branch opening date during the fourth quarter of 2007
•	Acquired Columbiana Bancshares, Inc. and its subsidiary, First National Bank of Shelby County in Columbiana, Alabama and merged them into the Company and M&F Bank, respectively during February 2006
•	Acquired Crockett County Bancshares and its subsidiary Bells Banking Company in Bells, Tennessee and merged them into the Company and M&F Bank, respectively during May 2006
•	Issued $30 million in Trust Preferred securities in February 2006

FIRST M & F CORPORATION

The following table shows the quarterly net loan, non-interest bearing deposit, and interest bearing deposit growth for the last five quarters.

(Net change, in thousands)

		Non-Interest	Interest
Quarter	Loans	Bearing Deposits	Bearing Deposits
3rd Qtr 2006	$11,657	$(6,148)	$5,708
4th Qtr 2006	(4,520)	(10,907)	(7,389)
1st Qtr 2007	21,267	7,843	15,039
2nd Qtr 2007	38,329	(512)	3,808
3rd Qtr 2007	51,581	(1,481)	4,427

The following table shows the quarterly net interest income, loan loss accruals, non-interest income and non-interest expense amounts for the last five quarters.

(Net amount, in thousands)

	Net Interest	Loan Loss	Non-Interest	Non-Interest
Quarter	Income	Accruals	Income	Expense
3rd Qtr 2006	$13,339	$954	$5,411	$12,394
4th Qtr 2006	13,322	121	5,238	12,904
1st Qtr 2007	13,007	630	5,557	12,682
2nd Qtr 2007	13,522	630	4,861	12,509
3rd Qtr 2007	13,786	630	5,425	12,889

The following table shows the components of diluted earnings per share for the last five quarters:

	3rd Qtr 2007	2nd Qtr 2007	1st Qtr 2007	4th Qtr 2006	3rd Qtr 2006
Net interest income	$1.51	$1.48	$1.43	$1.46	$1.48
Loan loss expense	.07	.07	.07	.01	.11
Noninterest income	.59	.53	.61	.58	.59
Noninterest expense	1.41	1.36	1.39	1.42	1.36
Net income before taxes	.62	.58	.58	.61	.60
Income taxes	.20	.19	.19	.20	.20
Net income	$.42	$.39	$.39	$.41	$.40

FIRST M & F CORPORATION

The following table shows performance ratios for the last five quarters:

	3rd Qtr 2007	2nd Qtr 2007	1st Qtr 2007	4th Qtr 2006	3rd Qtr 2006
Net interest margin	3.94%	4.00%	3.94%	3.99%	4.04%
Efficiency ratio	66.07	66.92	67.17	68.25	65.09
Return on assets	.96	.92	.94	.97	.96
Return on equity	11.18	10.69	11.18	11.71	11.82
Noninterest income to avg. assets	1.36	1.26	1.44	1.37	1.42
Noninterest income to revenues (1)	27.80	26.01	29.43	27.86	28.26
Noninterest expense to avg assets	3.23	3.25	3.29	3.36	3.26
Salaries and benefits to total noninterest expense	56.65	58.39	57.18	55.11	57.17
Contribution margin (2)	62.57	60.93	61.60	62.39	62.79
Nonperforming loans to loans	.69	.55	.38	.36	.33
Annualized net charge offs as a percent of average loans	.25	.30	.11	.46	.33

(1)	Revenues equal tax-equivalent net interest income before loan loss expense, plus noninterest income.
(2)	Contribution margin equals revenues minus salaries & benefits, divided by revenues.

The following table shows revenue related performance statistics for the last five quarters:

(Dollars in thousands)	3rd Qtr 2007	2nd Qtr 2007	1st Qtr 2007	4th Qtr 2006	3rd Qtr 2006
Mortgage originations	$19,924	$20,700	$18,360	$19,164	$19,610
Commissions from annuity sales	33	37	29	25	45
Trust revenues	85	75	67	73	75
Retail investment revenues	72	75	70	74	66
Revenues per FTE employee	35	33	33	33	34
Agency commissions per agency FTE employee (1)	30	25	25	21	24

(1)	Agency commissions are property, casualty, life and health commissions produced by the insurance agency personnel.

The following table shows additional statistics for the Company at the end of the last five quarters:

	3rd Qtr 2007	2nd Qtr 2007	1st Qtr 2007	4th Qtr 2006	3rd Qtr 2006
Full-time equivalent employees	555	562	561	570	560
Number of noninterest-bearing deposit accounts	39,058	38,529	38,100	37,522	36,371

FIRST M & F CORPORATION

Net Interest Income

Net interest income before loan loss expenses for the first nine months of 2007 was $40.315 million as compared to $39.027 million for the first nine months of 2006. For the first nine months of 2007 compared to 2006: earning asset yields increased by 40 basis points, liability costs increased by 55 basis points, the net interest spread decreased by 16 basis points and the net interest margin decreased by 12 basis points.

Net interest income before loan loss expenses for the third quarter of 2007 was $13.786 million as compared to $13.339 million for the third quarter of 2006 and $13.522 million for the second quarter of 2007. For the third quarter of 2007 compared to the same quarter of 2006: earning asset yields increased by 25 basis points, liability costs increased by 39 basis points, the net interest spread decreased by 14 basis points and the net interest margin decreased by 10 basis points. For the third quarter of 2007 compared to the second quarter of 2007: earning asset yields increased by 1 basis point, liability costs increased by 7 basis points, the net interest spread decreased by 6 basis points and the net interest margin decreased by 6 basis points.

Balance sheet dynamics affecting the comparative net interest margins for the first nine months of 2007 compared to 2006 include (1) growth of 7.89% in average loans held for investment, (2) an increase in average loans as a percentage of earning assets from 80.01% in the first nine months of 2006 to 81.21% in the first nine months of 2007, (3) an increase in average certificates of deposits of 14.08%, (4) an increase in average other borrowings of 10.17% and (5) a decrease in average noninterest-bearing deposits as a percentage of total assets from 12.64% in 2006 to 11.61% in 2007.

Balance sheet dynamics affecting the comparative net interest margins for the third quarter of 2007 compared to 2006 include (1) growth of 7.69% in average loans held for investment, (2) an increase in average loans as a percentage of earning assets from 80.76% in the third quarter of 2006 to 82.33% in the third quarter of 2007, (3) an increase in average certificates of deposits of 8.91%, (4) an increase in average other borrowings of 12.56% and (5) a decrease in average noninterest-bearing deposits as a percentage of total assets from 12.49% in 2006 to 11.51% in 2007.

Balance sheet dynamics affecting the comparative net interest margins for the third quarter of 2007 compared to the second quarter of 2007 include (1) growth of 3.98% in average loans held for investment, (2) an increase in average loans as a percentage of earning assets from 80.93% in the second quarter of 2007 to 82.33% in the third quarter of 2007, (3) an increase in average interest-bearing deposits of 2.84%, (4) an increase in average borrowings of 2.27% and (5) a decrease in average noninterest-bearing deposits as a percentage of total assets from 11.76% in the second quarter to 11.51% in the third quarter.

Yield and cost dynamics affecting the comparative net interest margins for the first nine months of 2007 compared to 2006 include (1) an increase of 41 basis points in yields on loans held for investment and for sale, (2) an increase of 19 basis points in investment and short-term funds yields, (3) an increase of 59 basis points in costs of deposits and (4) an increase of 31 basis points in costs of borrowings.

Yield and cost dynamics affecting the comparative net interest margins for the third quarter of 2007 compared to 2006 include (1) an increase of 23 basis points in yields on loans held for investment and for sale, (2) an increase of 13 basis points in investment and short-term funds yields, (3) an increase of 42 basis points in costs of deposits and (4) an increase of 14 basis points in costs of borrowings.

Yield and cost dynamics affecting the comparative net interest margins for the third quarter of 2007 compared to the second quarter of 2007 include (1) a decrease of 3 basis points in yields on loans held for investment and for sale, (2) an increase of 5 basis points in investment and short-term funds yields, (3) an increase of 9 basis points in costs of deposits and (4) no change in costs of borrowings.

FIRST M & F CORPORATION

The improvement in asset yields for the first nine months of 2007 and the third quarter of 2007 as compared to the same periods in 2006 can be attributed to (1) an increase in the prime lending rate of 25 basis points at the end of June 2006, (2) a steady increase in short-term interest rates throughout 2006 and the first quarter of 2007 and (3) an increase in the percentage of loans in the mix of earning assets from 80.01% in 2006 to 81.21% in 2007. Deposit costs for 2007 were primarily influenced by the higher short-term interest rate environment that existed for the third quarter of 2006 through the first quarter of 2007 as compared to the first half of 2006 as well as by an increase in the percentage of deposits represented by certificates of deposit from 45.28% during the first nine months of 2006 to 49.35% during the same period in 2007. As short-term interest rates decreased during the second and third quarters of 2007 earning asset yields continued to increase, but at a much slower pace than during the quarters preceding the first quarter of 2007. The quarter-to-quarter increase in funding costs also slowed but continued to increase at a pace slightly higher than the increase in asset yields.

Net interest margins should be affected during the fourth quarter and 2008 by a shifting of the yield curve to a positive shape during June 2007. The yield curve between the 3-month and 5-year Treasuries was inverted for July 2006 through May 2007. However, for the month of June 2007 the 3-month to 5-year Treasury spread was 29 basis points - its highest difference since December 2005. The positive shape of the yield curve has persisted through the third quarter of 2007. The AAA corporate bond to 3-month Treasury spread was 105 basis points during June 2007 - its highest point since May 2006, and significantly above the 22 basis point spread for March 2007. This measure of credit spreads was 175 basis points during September 2007, its widest difference since July 2005. The economy shows signs of weakness with a considerable slowing in the consumer real estate sector. The Federal Reserve Board moved to provide liquidity to the financial markets by decreasing the discount rate by 50 basis points on August 17. The Federal Open Market Committee decreased its Fed funds target rate by 50 basis points, accompanied by an additional 50 basis point decrease in the discount rate, on September 18. Corporate bond yields, which moved higher during the second quarter of 2007, have been affected by (1) sub-prime mortgage problems, (2) fear of a spillover effect of the sub-prime credit deterioration to prime borrowers and (3) inflationary fears fueled by energy and agricultural commodity price increases. These influences were somewhat mitigated by the strong first and second quarter corporate profits that were reported, indicating corporate liquidity and financial strength. Although the recent declines in short-term interest rates may have a downward influence on longer-term corporate rates, an increase in the credit spreads factored into corporate rates, due to the current weakness in the credit markets, may offset any corporate rate reductions.

The recent decrease in short-term Treasury rates coupled with a positively sloped yield curve would indicate that banks will have stronger pricing power over the next twelve months. However, the Company’s loan yield may decrease over the next four quarters due to (1) the current competitive environment for loans given a slowing in demand and (2) a tightening of credit underwriting which would increase the percentage of prime-based loan originations. Management believes that another challenge in the changing rate environment will be on the liability pricing as financial institution competitors may be reluctant to reduce deposit pricing due to funding concerns. The Company has seen strong competition for deposits in its metropolitan markets and expects that the remainder of 2007 and 2008 will be highly competitive.

The Company addressed costs of deposits during 2007 by (1) initiating an incentive-based deposit campaign running from February through April of 2007 which resulted in approximately 2,200 new demand and savings deposit accounts, (2) using specially designed money market accounts targeted to single-service commercial loan customers and (3) moving the marketing of CD specials from external media to in-branch promotions. The money market account promotion was completed shortly after the end of the second quarter resulting in an increase in average balances of $13.072 million from the fourth quarter of 2006 to the second quarter of 2007. Costs of money market accounts increased from 2.19% for the fourth quarter of 2006 to 2.52% for the second quarter of 2007 and 2.66% for the third quarter of 2007, relieving the Company’s dependence on certificates of deposit which cost 4.62% during the second quarter of 2007 and 4.64% during the third quarter of 2007. Management has decided to continue to use money market deposit products as an alternative to certificates of deposit to attract funding. Management has decided to continue using certificate of deposit special promotions, with only in-branch marketing, for the foreseeable future. Management has also used short-term Federal Home Loan Bank (FHLB) financing and brokered certificates of deposit to meet short-term funding needs and reduce the overall costs of borrowing. Management expects to continue using FHLB financing and brokered certificates of deposit when either short-term liquidity is needed or the opportunity to reduce borrowing costs arises.

FIRST M & F CORPORATION

The following table shows the components of the net interest margin for the second and third quarters of 2007 and 2006:

	Yields/Costs		Yields/Costs
	3rd Quarter, 2007	2nd Quarter, 2007	3rd Quarter, 2006	2nd Quarter, 2006
Interest bearing bank balances	5.55%	4.61%	3.60%	3.55%
Federal funds sold	5.14	3.59	5.67	4.80
Taxable investments	4.81	4.80	4.63	4.59
Tax-exempt investments	6.22	6.26	6.26	6.15
Loans held for sale	5.16	5.59	5.81	6.06
Loans held for investment	7.87	7.90	7.63	7.48
Earning asset yield	7.37	7.36	7.12	6.95

Interest checking	1.44	1.35	1.62	1.66
Money market deposits	2.66	2.52	1.94	1.77
Savings	2.83	2.75	2.32	2.09
Certificates of deposit	4.64	4.62	4.23	3.96
Short-term borrowings	4.92	4.98	4.75	4.06
Other borrowings	5.12	5.12	4.98	4.88
Cost of interest-bearing liabilities	3.88	3.81	3.49	3.27

Net interest spread	3.49	3.55	3.63	3.68
Effect of non-interest bearing deposits	.49	.49	.48	.45
Effect of leverage	(.04)	(.04)	(.07)	(.08)
Net interest margin, tax-equivalent	3.94	4.00	4.04	4.05
Less: Tax equivalent adjustments:
Investments	.07	.08	.09	.08
Loans	.01	.01	.01	.01
Reported book net interest margin	3.86%	3.91%	3.94%	3.96%

The following table shows the components of the net interest margin for the first nine months of 2007 and 2006:

	Yields/Costs
	September 2007	September 2006
Interest bearing bank balances	5.01%	3.40%
Federal funds sold	4.20	4.42
Taxable investments	4.81	4.58
Tax-exempt investments	6.25	6.25
Loans held for sale	5.33	5.11
Loans held for investment	7.86	7.46
Earning asset yield	7.34	6.94

Interest checking	1.39	1.59
Money market deposits	2.50	1.76
Savings	2.74	2.15
Certificates of deposit	4.61	3.96
Short-term borrowings	5.06	4.73
Other borrowings	5.13	4.82
Cost of interest-bearing liabilities	3.81	3.26

Net interest spread	3.53	3.68
Effect of non-interest bearing deposits	.49	.45
Effect of leverage	(.06)	(.05)
Net interest margin, tax-equivalent	3.96	4.08
Less: Tax equivalent adjustments:
Investments	.08	.09
Loans	.01	.01
Reported book net interest margin	3.87%	3.98%

FIRST M & F CORPORATION

The following table shows average balance sheets for the second and third quarters of 2007 and 2006:

(Dollars in thousands)
	3rd Quarter, 2007	2nd Quarter, 2007	3rd Quarter, 2006	2nd Quarter, 2006
Interest bearing bank balances	$5,713	$4,726	$6,152	$7,577
Federal funds sold	2,752	6,247	4,562	16,007
Taxable investments	190,105	197,922	188,753	193,769
Tax-exempt investments	43,836	45,654	49,841	50,140
Loans held for sale	8,084	9,786	8,810	8,646
Loans held for investment	1,166,820	1,122,129	1,083,451	1,064,858
Earning assets	1,417,310	1,386,464	1,341,569	1,340,997
Other assets	163,470	159,594	165,386	169,852
Total assets	$1,580,780	$1,546,058	$1,506,955	$1,510,849

Interest checking	187,350	190,049	209,144	231,908
Money market deposits	133,246	136,525	125,230	129,239
Savings deposits	103,089	99,997	96,087	97,403
Certificates of deposit	610,032	578,631	560,150	534,911
Short-term borrowings	10,227	12,069	7,500	5,323
Other borrowings	208,839	204,199	185,541	188,941
Interest-bearing liabilities	1,252,783	1,221,470	1,183,652	1,187,725
Noninterest-bearing deposits	182,008	181,819	188,182	191,212
Other liabilities	10,832	10,133	12,104	10,989
Stockholders’ equity	135,157	132,636	123,017	120,923
Liabilities and stockholders’ equity	$1,580,780	$1,546,058	$1,506,955	$1,510,849

Loans to earning assets	82.33%	80.93%	80.76%	79.41%
Loans to assets	73.81%	72.58%	71.90%	70.48%
Earning assets to assets	89.66%	89.68%	89.03%	88.76%
Noninterest-bearing deposits to assets	11.51%	11.76%	12.49%	12.66%
Equity to assets	8.55%	8.58%	8.16%	8.00%

The following table shows average balance sheets for the first nine months of 2007 and 2006:

(Dollars in thousands)
	September 2007	September 2006
Interest bearing bank balances	$4,719	$7,124
Federal funds sold	3,298	14,992
Taxable investments	199,032	181,182
Tax-exempt investments	45,668	49,808
Loans held for sale	8,860	8,624
Loans held for investment	1,130,514	1,047,884
Earning assets	1,392,091	1,309,614
Other assets	163,973	158,855
Total assets	$1,556,064	$1,468,469

Interest checking	194,265	220,344
Money market deposits	132,379	126,383
Savings deposits	100,031	94,584
Certificates of deposit	591,809	518,760
Short-term borrowings	12,266	7,334
Other borrowings	202,437	183,746
Interest-bearing liabilities	1,233,187	1,151,151
Noninterest-bearing deposits	180,610	185,646
Other liabilities	9,988	10,869
Stockholders’ equity	132,279	120,803
Liabilities and stockholders’ equity	$1,556,064	$1,468,469

Loans to earning assets	81.21%	80.01%
Loans to assets	72.65%	71.36%
Earning assets to assets	89.46%	89.18%
Noninterest-bearing deposits to assets	11.61%	12.64%
Equity to assets	8.50%	8.23%

FIRST M & F CORPORATION

Provision for Loan Losses

The accrual for the provision for loan losses for the first nine months of 2007 was $1.890 million as compared to $2.911 million for the first nine months of 2006. Net charge-offs were $1.899 million for the first nine months of 2007 as compared to $1.500 million for the first nine months of 2006.

The accrual for the provision for loan losses for the third quarter of 2007 was $630 thousand as compared to $954 thousand for the third quarter of 2006. The allowance for loan losses as a percentage of loans was 1.25% at September 30, 2007, 1.37% at December 31, 2006, and 1.47% at September 30, 2006. Net charge-offs were $748 thousand in the third quarter of 2007 as compared to $907 thousand for the third quarter of 2006.

Nonperforming loans as a percentage of loans increased to .69% at September 30, 2007 as compared to .55% at June 30, 2007, .36% at December 31, 2006, and .33% at September 30, 2006. The Company has not been negatively affected to date by the deterioration of credit quality in the sub-prime mortgage sector, has virtually no sub-prime exposure and has not detected any spillover effects of the sub-prime crisis into other credit sectors. Business activity and cash flows in the commercial real estate segment of the Company’s loan portfolio have remained steady in 2007, with outstanding loans growing by 10.23% during the first nine months of 2007. The Company continues to monitor real estate and commercial exposures on a monthly basis in order to address any problems in the earliest stages.

Non Interest Income

Noninterest income, excluding securities transactions and losses on debt extinguishment, for the first nine months of 2007 was $15.969 million as compared to $14.619 million for the same period in 2006. For the first nine months of 2007 as compared to 2006: (1) deposit revenues increased by $234 thousand, (2) mortgage banking revenues increased by $199 thousand and (3) agency commissions increased by $146 thousand.

Noninterest income, excluding securities transactions and losses on debt extinguishment, for the third quarter of 2007 was $5.425 million as compared to $5.411 million for the same period in 2006 and $4.987 million in the second quarter of 2007. For the third quarter of 2007 as compared to the third quarter of 2006: (1) deposit revenues increased by $24 thousand, (2) mortgage banking revenues decreased by $150 thousand and (3) agency commissions increased by $21 thousand. For the third quarter of 2007 as compared to the second quarter of 2007: (1) deposit revenues increased by $79 thousand, (2) mortgage banking revenues increased by $14 thousand and (3) agency commissions increased by $111 thousand.

Deposit revenues improved by 3.02% for the first nine months of 2007 as compared to 2006 and increased by .87% from the third quarter of 2006 to the same quarter in 2007. The third quarter of 2007 showed an increase of 2.93% over the second quarter of 2007. Overdraft fee revenues, which comprise approximately 70% of deposit revenues, increased by .84% from the first nine months of 2006 to the first nine months of 2007 and decreased by .57% from the third quarter of 2006 to the third quarter of 2007. The low annual increase and decrease between the third quarters of 2006 and 2007 were mainly attributable to sequential decreases in activity from the third quarter of 2006 to the fourth quarter of 2006 and the first quarter of 2007. Although volumes increased in the second quarter of 2007 and again in the third quarter of 2007, overdraft item activity for the third quarter of 2007 was still 7.20% lower than the third quarter of 2006 volumes. A per item charge increase of 7.14% in the fourth quarter of 2006 provided an offsetting effect to the volume decreases. Overdraft fees are per item charges applied to each check paid on an overdrawn account or returned. The per item fee is determined by the Company’s pricing committee and is based primarily on the competitive market prices as well as on costs associated with processing the items. The majority of the volumes of overdraft items processed comes from customers in the Company’s overdraft program which grants overdraft limits to customers, generally allows account activity up to the overdraft limit balance, and requires that accounts have positive balances at some point within a thirty day period. Overdrafts are considered loans and therefore are subject to the Company’s credit policies concerning the charging off of accounts to the allowance for loan losses. Interest charged on overdrawn balances, based on the Federal discount rate, is recorded as interest on loans. The overdraft program is designed to help customers with their cash flow needs and is not extended to individuals who are poor credit risks. Debit card revenues improved by 24.37% from the first nine months of 2006 to the first nine months of 2007, increased by 20.58% from the third quarter of 2006 to the third quarter of 2007 and increased by .71% from the second quarter of 2007 to the third quarter of 2007.

FIRST M & F CORPORATION

Management expects overdraft fee revenues to continue to be a significant component of deposit revenues and expects to see debit card revenues and transaction activity continue to grow through the remainder of 2007. The following table shows the components of service charges on deposit accounts.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Service charge revenues	$352	$392	$1,061	$1,120
Debit/ATM card revenues	478	403	1,381	1,134
Overdraft fee revenues	1,947	1,958	5,532	5,486
Service charges on deposit accounts	$2,777	$2,753	$7,974	$7,740

Mortgage banking income increased by 21.01% from the first nine months of 2006 to the first nine months of 2007, decreased by 28.74% from the third quarter of 2006 to the third quarter of 2007 and increased by 3.91% from the second quarter of 2007 to the third quarter of 2007. Although mortgage originations were approximately the same for the third quarters of 2006 and 2007, mortgage revenues were lower in the third quarter of 2007 due to the pricing and interest rate environment. Mortgage rates for 2006 hit their peak of 6.80% in July 2006 and subsequently decreased throughout the remainder of the year to close 2006 at 6.18%. The Company recorded gains on its mortgage sales during this period. During 2007 mortgage rates increased from May through July when they hit their peak of 6.73% in mid-July. Mortgage rates began to decrease in late August although the investors who purchase mortgages had begun to tighten their pricing as a result of the turmoil in the mortgage markets. The temporary higher rates combined with the more restricted pricing resulted in lower profits per mortgage sale in 2007. Management expects mortgage rates to stabilize for the remainder of 2007. Management expects to continue to expand its mortgage presence in its economically stronger markets although the future mortgage environment may reduce the demand for mortgage products.

Agency commission income increased by 4.83% from the first nine months of 2006 to the first nine months of 2007, increased by 1.91% from the third quarter of 2006 to the third quarter of 2007 and increased by 11.01% from the second quarter of 2007 to the third quarter of 2007. The increase from the second quarter of 2007 to the third quarter of 2007 was due to a 13.26% increase in property and casualty commissions and was consistent with the quarterly growth in 2006 in which the third quarter improved by 13.88% over the second quarter. The third quarter typically includes the best revenue growth for property and casualty commissions as a majority of the commercial insurance new and renewal business is incurred during July and August. Overall, Management expects to see growth in commission revenues for the year as compared to 2006.

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

Significant components of other income for the second and third quarters of 2007 and 2006 are contained in the following table.

	3Q2007	2Q2007	3Q2006	2Q2006
Agency profit-sharing revenues	$-	$24	$-	$-
Loan fees	136	110	36	188
Gains (losses) on foreclosed property sales	(7)	(58)	(83)	1
Gains on student loan sales	181	61	248	24
All other income	520	472	544	437
Total other income	$830	$609	$745	$650

The decrease in loan fees from the second quarter of 2006 to the third quarter of 2006 was due to the reclassification of $71 thousand from loan fees to interest on commercial loans during the third quarter. The third quarter increases in gains from student loan sales is due to the fact that the majority of loans are sold during the third quarter, coincident with the beginning of their repayment periods.

FIRST M & F CORPORATION

The Company has a strategy to increase noninterest revenues as a proportion of total revenues over time. Noninterest revenues as a percentage of total revenues increased from 26.73% in the first nine months of 2006 to 27.75% in the first nine months of 2007, decreased from 28.26% in the third quarter of 2006 to 27.80% in the third quarter of 2007 and increased from 26.01% in the second quarter of 2007 to 27.80% in the third quarter of 2007. Another metric that the Company monitors is revenues per full-time employee, which was approximately $136 thousand per employee on an annualized basis during the first nine months of 2007 as compared to $134 thousand for the first nine months of 2006. Additionally insurance product revenues per producer improved from $24 thousand per producer in the third quarter of 2006 to $30 thousand per producer in the third quarter of 2007. Management’s strategic focus is to improve revenues generated per employee while maintaining stability in revenue growth by increasing the mix of noninterest revenues to total revenues.

Non Interest Expense

Noninterest expenses increased by 6.59% from the first nine months of 2006 to the first nine months of 2007, increased by 3.99% from the third quarter of 2006 to the third quarter of 2007 and increased by 3.04% from the second quarter of 2007 to the third quarter of 2007.

Salary and benefit expenses, which comprise approximately 60% of noninterest expenses, increased by 6.73% from the first nine months of 2006 to the first nine months of 2007, increased by 3.05% from the third quarter of 2006 to the third quarter of 2007 and remained flat from the second quarter of 2007 to the third quarter of 2007. The number of full-time equivalent employees was 555 at September 30, 2007, 562 at June 30, 2007, 560 at September 30, 2006 and 563 at June 30, 2006. During the second quarter of 2007 Management effectively instituted a hiring freeze intended to contain costs in the aftermath of the expansion efforts of 2006. Noninterest expenses as a percent of average assets increased from 3.25% in the first nine months of 2006 to 3.27% in the first nine months of 2007, decreased from 3.26% in the third quarter of 2006 to 3.23% in the third quarter of 2007 and decreased from 3.25% in the second quarter of 2007 to 3.23% in the third quarter of 2007.

The business expansion and acquisition efforts during 2006 also produced an increase in related occupancy expenses. This resulted in a 12.21% increase in occupancy expense and a 16.19% increase in equipment expenses in the first nine months of 2007 over the first nine months of 2006.

Significant components of other expense for the second and third quarters of 2007 and 2006 are contained in the following table.

	3Q2007	2Q2007	3Q2006	2Q2006
Postage and shipping	$198	$175	$172	$182
Supplies	275	220	258	291
Legal expenses	116	140	120	184
Other professional expenses	196	143	143	140
Insurance expenses	239	117	242	92
Debit card processing expenses	158	155	132	134
All other expenses	1,291	1,263	1,409	1,430
Total other expense	$2,473	$2,213	$2,476	$2,453

Income Taxes

Income tax expenses for the first nine months of 2007 increased by 9.65% over the first nine months of 2006. Pre-tax earnings for the first nine months of 2007 were up by 7.89% over the same period in 2006. The effective tax rates for the first nine months of 2007 and 2006 were 32.56% and 32.04% respectively.

The Company implemented FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No 109” as of January 31, 2007 with no adjustment for uncertain tax positions. The Company had no recognized uncertain tax positions as of September 30, 2007 and therefore has not had any tax accruals in 2007 related to uncertain positions.

FIRST M & F CORPORATION

Assets and Liabilities

Assets increased by 5.76% from September 30, 2006 to September 30, 2007, increased by 5.42% from December 31, 2006 to September 30, 2007, increased by 21.16% from December 31, 2005 to September 30, 2006 and by 2.46% from June 30, 2007 to September 30, 2007. Investments increased by 1.20% from September 30, 2006 to September 30, 2007, decreased by 9.53% from December 31, 2006 to September 30, 2007, increased by 26.48% from December 31, 2005 to September 30, 2006 and increased by .68% from June 30, 2007 to September 30, 2007. Liquidity provided by investment maturities was used to fund loan growth during the first half of 2007. Loan growth during the third quarter of 2007 was funded primarily through Federal Home Loan Bank borrowings and also through the liquidation of interest-bearing correspondent bank balances. Loans grew by 9.77% from September 30, 2006 to September 30, 2007, increased by 10.23% from December 31, 2006 to September 30, 2007, increased by 17.01% from December 31, 2005 to September 30, 2006 and increased by 4.50% from June 30, 2007 to September 30, 2007. Loan growth in 2007 has occurred primarily in real estate-secured commercial credits. Loan growth for 2007 occurred primarily in the Rankin County, Mississippi, Birmingham, Alabama and Memphis, Tennessee metropolitan markets, as well as in the Crestview, Florida market. The Birmingham, Alabama, Memphis, Tennessee and Crestview, Florida markets provided approximately 81% of the loan growth from September 2006 to September 2007. Management expects that commercial real estate loans as well as other commercial operating loans will provide most of the loan growth for the remainder of 2007. Loans as a percent of total assets were 73.81% at September 30, 2007, 72.37% at June 30, 2007, 70.59% at December 31, 2006 and 71.11% at September 30, 2006. The high loan growth rate for the first nine months of 2006 was due primarily to the Columbiana Bancshares and Crockett County Bancshares acquisitions during February and May of 2006. Excluding the effect of acquisitions loans grew by 5.20% during the first nine months of 2006. Management believes that one of the keys to the Company’s future success will be to continue to expand into markets that are vital economically and can provide high loan demand.

The following table shows loans held for investment by type as of September 30, 2007, December 31, 2006, and September 30, 2006.

(Dollars in thousands)	September 30, 2007	December 31, 2006	September 30, 2006
Commercial real estate	$713,619	$621,840	$606,293
Residential real estate	221,915	221,911	225,321
Home equity lines	44,964	40,136	40,509
Commercial, financial and agricultural	164,866	150,905	166,963
Consumer	40,374	45,872	46,665
Other loans	12,722	6,619	6,052
Total	$1,198,460	$1,087,283	$1,091,803

Mortgages held for sale	$4,103	$3,165	$3,323
Student loans held for sale	2,731	4,098	2,768

The following table shows the balances of loans at Columbiana Bancshares on the date of acquisition.

(Dollars in thousands)	February 17, 2006
Commercial real estate	$48,623
Residential real estate	17,203
Home equity lines	16,198
Commercial, financial and agricultural	6,227
Consumer	10,131
Other loans	2,061
Total	$100,443

FIRST M & F CORPORATION

The following table shows the balances of loans at Crockett County Bancshares on the date of acquisition.

(Dollars in thousands)	May 12, 2006
Commercial real estate	$2,478
Residential real estate	3,174
Home equity lines	-
Commercial, financial and agricultural	1,529
Consumer	2,104
Other loans	497
Total	$9,782

Deposits increased by .90% from September 30, 2006 to September 30, 2007, increased by 2.46% from December 31, 2006 to September 30, 2007, increased by 23.68% from December 31, 2005 to September 30, 2006 and increased by .24% from June 30, 2007 to September 30, 2007. Deposits increased by $29.124 million during 2007. The following table shows the breakdown by deposit category of core deposits and public funds deposits.

	Core Customers		Public Funds		Total Deposits
(Dollars in thousands)	Increase (Decrease)		Increase (Decrease)		Increase (Decrease)
	Amt.	Pct.	Amt.	Pct.	Amt.	Pct.
Noninterest-bearing	$2,801	1.60%	$3,049	64.42%	$5,850	3.25%
NOW	(8,419)	(6.69)	(4,303)	(5.82)	(12,722)	(6.37)
MMDA	4,045	3.65	(3,234)	(18.01)	811.63
Savings	11,105	11.76	(101)	(25.70)	11,004	11.61
Customer CDs	(10,945)	(2.27)	43,808	66.44	32,863	6.00
Brokered CDs	(8,277)	(24.90)	(405)	(22.77)	(8,682)	(24.79)
Total	$(9,690)	(.95)%	$38,814	23.57%	$29,124	2.46%

The savings deposit increases were primarily in Flex Fund and Liberty Fund accounts, which are renewable deposit accounts with two year maturities and that pay interest, indexed to historical Treasury rates, on a quarterly basis. Money market core customer deposits were also up during 2007 while NOW deposits decreased. Depositors tended to find more attractive yields in the Flex and Liberty Fund accounts as well as in the higher tiers of the money market accounts, resulting in a redistribution of funds from NOW accounts to the higher yielding accounts. Certificates of deposit would have decreased during 2007 except for the acquisition of public funds by offering the most attractive rates among bidders for the monies. The Company maintained a moderate pricing strategy with regard to certificates of deposit and moved the marketing of certificate of deposit specials to in-branch promotions. Excluding public funds and deposits related to bank acquisitions, deposits grew by $59.299 million or 7.34% in the first nine months of 2006. The Company’s long-term strategy is to build the core customer deposit base and rely less on borrowed funds as a primary source of liquidity. The Company instituted an incentive-based deposit and loan campaign during September 2007 which continues through November and is designed to raise core deposits. The definition of core deposits for the campaign is total deposits excluding public funds deposits and excluding certificates of deposit with balances of $100 thousand or more. The Company also expects to introduce a new relationship-based checking account product before the end of the year. Another source of deposits available to the Company is the brokered CD market which is used when funding is needed within a short period of time. However, when borrowed funds are less costly than time deposits or brokered deposits, the Company will still look to those sources to help maintain the spread between the yield on earning assets and the cost of funds.

The following table shows the deposit mix as of September 30, 2007, December 31, 2006, and September 30, 2006.

(Dollars in thousands)	September 30, 2007	December 31, 2006	September 30, 2006
Noninterest-bearing demand	$186,123	$180,273	$191,180
NOW deposits	186,944	199,666	239,395
Money market deposits	129,505	128,694	126,119
Savings deposits	105,819	94,815	96,001
Certificates of deposit	580,376	547,513	521,413
Brokered certificates of deposit	26,339	35,021	30,170
Total	$1,215,106	$1,185,982	$1,204,278

FIRST M & F CORPORATION

The following table shows the mix of deposits at Columbiana Bancshares on the date of acquisition.

(Dollars in thousands)	February 17, 2006
Noninterest-bearing demand	$30,528
NOW deposits	35,331
Money market deposits	5,428
Savings deposits	15,784
Certificates of deposit	43,244
Brokered certificates of deposit	8,765
Total	$139,080

Public funds deposits included in above totals	$21,993

The following table shows the mix of deposits at Crockett County Bancshares on the date of acquisition.

(Dollars in thousands)	May 12, 2006
Noninterest-bearing demand	$2,963
NOW deposits	6,468
Money market deposits	36
Savings deposits	1,782
Certificates of deposit	15,081
Brokered certificates of deposit	-
Total	$26,330

Public funds deposits included in above totals	$1,736

The following table shows the mix of public funds deposits as of September 30, 2007, December 31, 2006, and September 30, 2006.

(Dollars in thousands)	September 30, 2007	December 31, 2006	September 30, 2006
Noninterest-bearing demand	$7,782	$4,733	$6,110
NOW deposits	69,596	73,899	115,361
Money market deposits	14,719	17,953	26,091
Savings deposits	292	393	483
Certificates of deposit	109,744	65,936	45,074
Brokered certificates of deposit	1,374	1,779	1,956
Total	$203,507	$164,693	$195,075

Other borrowings increased by $34.817 million during the first nine months of 2007 and increased by $48.903 million from September 2006 to September 2007. The increases were utilized to fund loan growth and to retire the parent company debt of Columbiana Bancshares upon its merger with the Company and to repay a correspondent line of credit used for the Crockett County acquisition. Most of the growth in other borrowings has occurred in short-term obligations. Amounts of borrowings maturing within one year have increased from 16.53% of other borrowings at December 31, 2006 to 57.77% at September 30, 2007. In February 2006 the Company formed First M&F Statutory Trust I for the purpose of issuing corporation-obligated mandatory redeemable capital securities to third-party investors and investing the proceeds from the sale of the capital securities in floating rate junior debentures of the Company. The $30 million in proceeds were used to fund the acquisition on February 17, 2006 of Columbiana Bancshares, Inc. The 30-year junior subordinated debentures pay interest quarterly at a rate of 6.44% fixed for five years, converting then to floating at a rate equal to three month LIBOR plus 133 basis points. These junior subordinated debentures, net of the Company’s investment in the variable interest entity, qualify with certain limitations as Tier 1 capital for regulatory purposes. In May 2006 the Company borrowed $7.400 million for the acquisition of Crockett County Bancshares.

FIRST M & F CORPORATION

Equity

The Company’s and Bank’s regulatory capital ratios at September 30, 2007, as shown below are in excess of the minimum requirements and qualify the institution as “well capitalized” under the risk-based capital regulations.

(Dollars in thousands)	First M & F Corporation			M & F Bank
	Amount		Ratio	Amount		Ratio
Actual:
Total risk-based capital	$145,480		10.83%	$144,865		10.79%
Tier 1 capital	130,539		9.72%	129,923		9.68%
Leverage	130,539		8.45%	129,923		8.41%

For Capital Adequacy Purposes:
Total risk-based capital	107,493	≥	8.00%	107,413	≥	8.00%
Tier 1 capital	53,747	≥	4.00%	53,707	≥	4.00%
Leverage	61,820	≥	4.00%	61,780	≥	4.00%

To Be Well Capitalized Under Prompt
Corrective Action Provisions:
Total capital				134,266	≥	10.00%
Tier 1 capital				80,560	≥	6.00%
Leverage				67,133	≥	5.00%

The Company issued 19,854 shares upon the exercise of stock options during the first nine months of 2007 at an average exercise price of $15.37 per share and 33,908 shares during the first nine months of 2006 at an average exercise price of $14.11 per share.

The Company effected a 2-for-1 stock split distributed in the form of a dividend on May 15, 2006. All share and stock price related amounts for periods prior to the split have been revised to reflect the effect of the stock split. The purpose of the split was to provide more liquidity to the market for the Company’s stock. The Company’s shares, listed as FMFC on the NASDAQ Global Select Market, trade at the rate of approximately 2,500 shares per day. The Company’s price-to-earnings ratio, based upon the prior four quarters’ earnings, was 10.45 as of September 30, 2007.

Interest Rate Risk and Liquidity Management

Responsibility for managing the Company’s program for controlling and monitoring interest rate risk and liquidity risk and for maintaining income stability, given the Company’s exposure to changes in interest rates, is vested in the asset/liability committee. Appropriate policy and guidelines, approved by the board of directors, govern these actions. Monitoring is primarily accomplished through monthly reviews and analysis of asset and liability repricing opportunities, market conditions and expectations for the economy. Cash flow analyses are also used to project short-term interest rate risks and liquidity risks. Management believes, at September 30, 2007, there is adequate flexibility to alter the current rate and maturity structures as necessary to minimize the exposure to changes in interest rates, should they occur. The Company is currently in a negative gap position for assets and liabilities repricing within the next year. This generally means that for assets and liabilities maturing and repricing within the next 12 months, the Company is positioned for more liabilities to reprice than the amount of assets repricing.

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

Loans that are not fully collateralized are generally placed into nonaccrual status when they become past due in excess of ninety days. Loans that are fully collateralized may remain in accrual status as long as management believes that the loan will eventually be collected in full. When collateral values are not sufficient to repay a loan and there are not sufficient other resources for repayment, management will write the carrying amount of the loan down to the expected collateral net proceeds through a charge to the allowance for loan losses. When management determines that a loan is not recoverable the balance is charged off to the allowance for loan losses. Any subsequent recoveries are added back to the allowance for loan losses. Overdrawn deposit accounts are treated as loans and therefore are subject to the Company’s loan policies. Deposit accounts that are not in the Company’s overdraft program and are overdrawn in excess of thirty days are generally charged-off. Deposits in the overdraft program that have been overdrawn continuously for sixty days are funded through the offering of a “fresh start” loan with overdraft privileges being removed. Any fresh start loan that becomes thirty days past due is charged off to the allowance for loan losses.

The adequacy of the allowance for loan losses is evaluated quarterly with provision accruals approved by the Board. Allowance adequacy is dependent on loan classifications by external examiners as well as by internal and external loan review personnel, past due loans, collateral reviews, loan growth and loss history. Also, as part of this evaluation, individual loans are reviewed for impairment. An impairment exists if management estimates that it is probable that the Company will be unable to collect all contractual payments due. For collateral-dependent loans impairment is based on the value of the related collateral. Otherwise, impairment is based on the estimated present value of expected cash flows discounted at the effective interest rate of the loan. The material estimates necessary in this process make it inherently subjective and make the estimates subject to significant changes and may add volatility to earnings as provisions are adjusted. Loans not individually tested for impairment are grouped into risk-rated pools and evaluated based on historical loss experience. Additionally management considers specific external credit risk factors (“environmental factors”) that may not be reflected in historical loss rates such as: (1) a potential for a slow-down in the real estate market and its effect on real estate concentrations; (2) competitive trends in loan to value exception rates; (3) general economic conditions; (4) higher fuel costs; and (5) reviews of underwriting standards in our various markets. These and other environmental factors will be reviewed on a quarterly basis.

The Company has not been negatively affected to date by the deterioration of credit quality in the sub-prime mortgage sector. Substantially all of originated mortgages are sold to mortgage investors and must meet potential investors’ underwriting guidelines. Mortgages retained by the Company must meet the Company’s underwriting guidelines. Accordingly, the Company has virtually no sub-prime exposure. Loans with features that increase credit risk, such as high loan to value ratios, must meet minimum credit score, income and employment guidelines in order to mitigate the increased risk.

The following table shows non-performing loans and other assets of the Company:

(Dollars in thousands)	September 30	December 31	September 30
	2007	2006	2006
Nonaccrual loans	$6,334	$3,557	$2,949
Past due 90 days or more and still accruing interest	1,955	376	621
Total non-performing loans	8,289	3,933	3,570
Other real estate	4,926	3,135	4,090

Total non-performing assets	$13,215	$7,068	$7,660

Ratios:
Non-performing loans to loans	.69%	.36%	.33%
Non-performing assets to assets	.81%	.46%	.50%

FIRST M & F CORPORATION

Off-Balance Sheet Arrangements

The Company’s primary off-balance sheet arrangements are in the form of loan commitments and operating lease commitments. At September 30, 2007 the Company had $219.475 million in unused loan commitments outstanding. Of these commitments, $105.924 million mature in one year or less. Lines of credit are established using the credit policy of the Company concerning the lending of money.

Letters of credit are used to facilitate the borrowers’ business and are usually related to the acquisition of inventory or of assets to be used in the customers’ business. Letters of credit are generally secured and are underwritten using the same standards as traditional commercial loans. Most standby letters of credit expire without being presented for payment. However, the presentment of a standby letter of credit would create a loan receivable from the Bank’s loan customer. The Bank’s asset-based lending subsidiary uses commercial letters of credit to facilitate the purchase of inventory items by its customers. There were no commercial letters of credit outstanding at the end of the third quarter. At September 30, 2007 the Company had $18.294 million in financial standby letters of credit issued and outstanding.

At September 30, 2007 there were $22.999 million in standby letters of credit issued on the Company’s behalf by a Federal Home Loan Bank. At December 31, 2006 there were $4.999 million of standby letters of credit issued on the Company’s behalf by a Federal Home Loan Bank. The Company uses these letters of credit as additional collateral on loan participations sold and is obligated to the Federal Home Loan Bank if the letters of credit must be drawn upon.

Liabilities of $124 thousand at September 30, 2007 and $120 thousand at September 30, 2006 are recognized in Other Liabilities related to the obligation to stand ready to perform related to standby letters of credit.

The Company makes commitments to originate mortgage loans that will be held for sale. The total commitments to originate mortgages to be held for sale were $9.975 million at September 30, 2007. These commitments are accounted for as derivatives and are marked to fair value with changes in fair value recorded in mortgage banking income. At September 30, 2007 mortgage origination-related derivatives with positive fair values of $3 thousand were included in other assets and derivatives with negative fair values of $26 thousand were included in other liabilities.

The Company also engages in forward sales contracts with mortgage investors to purchase mortgages held for sale. Those forward sale agreements that have a determined price and expiration date are accounted for as derivatives and marked to fair value through mortgage banking income. At September 30, 2007 the Company had $5.281 million in locked forward sales agreements in place. Forward sale-related derivatives with positive fair values of $23 thousand were included in other assets and derivatives with negative fair values of $13 thousand were included in other liabilities.

Mortgages that are sold generally have recourse until the first payment is made. The Company may also be required to repurchase mortgages that do not conform to FNMA or FHA underwriting standards or that contain critical documentation errors or fraud. The Company has not sustained any recourse-related losses in its mortgage program and the repurchase of mortgages has been an extremely rare event.

In the ordinary course of business the Company enters into rental and lease agreements to secure office space and equipment. The Company has a variety of lease agreements in place, all of which are operating leases. The largest lease obligations are for office equipment and mainframe computer systems. The Company guarantees the lease payments for its wholly-owned banking subsidiary in one data processing lease which expires in September 2008. The remaining payments on the lease at September 30, 2007 were $315 thousand.

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

Accounting Pronouncements

In November 2005, the FASB issued FASB Staff Position No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This pronouncement relates to determining when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. This pronouncement (1) nullifies the guidance in EITF Issue No. 03-1 related to determining when an impairment is other-than-temporary, (2) carries forward the requirements with respect to cost-method investments, (3) carries forward the disclosure requirements of Issue 03-1 which are presented in Note 3 to the Company’s annual financial statements on Form 10-K and related examples and (4) references existing other-than-temporary impairment guidance as a replacement to the specific guidance originally given in EITF Issue No.
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

FIRST M & F CORPORATION

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Generally, the entity may only recognize the benefit of tax positions that are more likely than not to be sustained upon examination. The amount of benefit recognized is the largest amount that is greater than 50% likely of being realized upon potential ultimate settlement (based upon the hypothetical tax examination and appeal process). The interpretation also provides derecognition criteria as well as guidance on how to account for potential interest and penalties. A reconciliation of the beginning to ending balance of uncertain tax positions is also required in the financial statement footnotes. The interpretation is effective for fiscal years beginning after December 15, 2006, which makes it effective as of January 1, 2007 for the Company. The Company implemented its accounting for uncertain taxes as of January 1, 2007 with no adjustment to income tax liabilities for uncertain positions.

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

Interest rate shock analysis shows that the Company will experience a 4.14% decrease over 12 months in its net interest income with a gradual (12 month ramp) and sustained 200 basis point decrease in interest rates. A gradual and sustained increase in interest rates of 200 basis points will result in a 2.37% increase in net interest income. While the repricing gap suggests a potential earnings benefit should rates fall, the net interest income simulation depicts slight exposure. This is due to inherent pricing lags of deposit products in relation to changes in market rate movement and the acceleration of loan and investment cash flows that would likely occur if market rates fall. Conversely, the lagging nature of the deposit base proves beneficial if interest rates rise.

An analysis of the change in market value of equity shows how an interest rate shock will affect the difference between the market value of assets and the market value of liabilities. With all financial instruments being stated at market value, the market value of equity will increase by 1% with an immediate and sustained increase in interest rates of 200 basis points. The market value of equity will decrease by 11% with an immediate and sustained decrease in interest rates of 200 basis points. These simulated changes in market value of equity are strongly influenced by the shorter duration of loans due to the percentage of the portfolio represented by floating-rate loans. In a rising rate environment, fixed-rate loan durations tend to extend and deposit durations tend to decrease, typically causing a decrease in market value of equity. The floating-rate loans have an offsetting effect on the typical duration changes. The directional change of the market values of assets and liabilities under rising and falling rate shocks compliment the exposure profile illustrated by the net interest income simulation, outlined above.

The Company had no hedging instruments in place at September 30, 2007.

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

As of September 30, 2007 (the "Evaluation Date"), the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as defined in the Exchange Act Rules. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are sufficiently effective to ensure that material information relating to the Company and required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. During the last quarter ended September 30, 2007 there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Subsequent to the Evaluation Date, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

FIRST M & F CORPORATION

PART II: OTHER INFORMATION

Item 1 – Legal Proceedings

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

None.

FIRST M & F CORPORATION

Item 6 – Exhibits

Exhibit 3(A) – Articles of Incorporation, as amended. Filed as Exhibit 3 to the Company’s Form S-1 (File No. 33-08751) September 15, 1986, incorporated herein by reference.

Exhibit 3(B) – By-Laws, as amended. Filed as Exhibit 3-b to the Company’s Form S-1 (File No. 33-08751) September 15, 1986, incorporated herein by reference.

Exhibit 10(A) – First M&F Corporation 2005 Equity Incentive Plan. Filed as Appendix A to the Company’s Proxy Statement, March 15, 2005, incorporated herein by reference

Exhibit 10(B) – Merchants and Farmers Bank Profit and Savings Plan, as amended. Filed as Exhibit 10(B) to the Company’s Form 10-Q on August 9, 2005, incorporated herein by reference

Exhibit 11 – Computation of Earnings Per Share - See note 3 to the consolidated financial statements included in this report.

Exhibit 31 – Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit 32 – Section 1350 Certifications.

FIRST M & F CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST M & F CORPORATION

Date : November 8, 2007

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