Form 10-K
period 2007-12-31
FIRST M&F CORP/MS
filed 2008-03-12
CIK 320387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

Based on closing sale price for shares on June 30, 2007, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $126,951,210.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common stock, $5 par value	9,191,096 Shares
Title of Class	Shares Outstanding at January 31, 2008

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement dated March 12, 2008 are incorporated by reference into Part III of the Form 10-K report.

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

The Bank was chartered and organized under the laws of the State of Mississippi in 1890, and accounts for substantially all of the total assets and revenues of the Company. The Bank is the seventh largest bank in the state, having total assets of approximately $1.650 billion at December 31, 2007. The Bank offers a complete range of commercial and consumer services at its main office and two branches in Kosciusko and its branches within central and north Mississippi, including Ackerman, Bruce, Brandon, Canton, Cleveland, Clinton, Durant, Flowood, Grenada, Jackson, Madison, Olive Branch, Oxford, Pearl, Philadelphia, Ridgeland, Southaven, Starkville, and Tupelo. The Bank also has banking locations in southwest Tennessee in Bells, Collierville, Cordova, Germantown and Memphis. The Bank also has banking locations in central Alabama in Birmingham, Chelsea, Columbiana, Inverness, Pelham and Wilsonville. The Bank also has banking locations in the Florida panhandle in Crestview and Niceville.

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

As of December 31, 2007, the Company and its subsidiary employed 564 full-time equivalent employees.

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

FIRST M&F CORPORATION AND SUBSIDIARY

Overview

In the opinion of First M&F Corporation’s management, the Company’s highlights during 2007 were as follows:

Facilities

•	In June 2007 opened a new branch facility in Cordova, Tennessee
•	In July 2007 opened new branch facilities in Ridgeland and Brandon, Mississippi
•	In November 2007 opened a full service branch in Niceville, Florida

Earnings

•	Return on assets for 2007 was .92% while the return on equity was 10.78%. Return on assets for 2006 was .94% while the return on equity was 11.39%
•	Debit card revenues grew by 20.91%, composing 16.92% of deposit revenues
•	Mortgage banking revenues increased by 14.75% while originations grew to $73.2 million in 2007
•	Property, casualty, life and health insurance commissions increased by 5.92% to $3.9 million

Other

•	Loans held for investment grew by 12.15% in 2007
•	Deposits grew by 6.45% in 2007
•	Net charge offs, as a percentage of average loans, were .28% for 2007, while nonperforming loans, as a percentage of total loans, were .62% at the end of 2007
•	The Board of Directors approved a stock repurchase program for the purchase of up to 500,000 shares in 2008

In the opinion of Management, the challenges and opportunities facing the Company going forward from December 31, 2007 are as follows:

•	To execute a sales and growth strategy in and around the Memphis, Tennessee; Birmingham, Alabama; and Crestview, Florida markets
•	Continue branch expansion in economically strong markets
•	Continue the sales and service initiative that was implemented in 2006 designed to improve customer satisfaction, improve customer retention, and grow market share
•	Streamline and improve the demand deposit product offerings to provide enhanced value to customers and build core deposits
•	Continue to increase the volumes and improve the products and services delivered through the insurance agencies and focus on branch referrals to enhance agency business
•	Use core deposit growth as the primary funding source for lending activities
•	Continue to build the retail investment brokerage business
•	Continue to stratify, monitor and manage risks in the real estate lending portfolio
•	Monitor credit risks and pricing to ensure that rates and other terms on credit products reflect the appropriate amount of risk
•	Contain expenses in current operations while also focusing on expansion into new locations and markets
•	Promote low-cost delivery channels such as debit cards and electronic banking that are convenient to the customers
•	Continue developing customer-friendly technologies such as deposit image capture for commercial customers, emailing of statements, and enhanced internet banking capabilities
•	Encourage customer use of more efficient technologies over labor-intensive processes by tying rates and benefits of deposit products to the use of internet and technology-based applications

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

In July 2002, Congress enacted the Sarbanes-Oxley Act of 2002, which addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. Section 404 of the Sarbanes-Oxley Act requires the Company to include in its Annual Report, a report stating management’s responsibility to establish and maintain adequate internal control over financial reporting and management’s conclusion on the effectiveness of the internal controls at year end. Additionally, the Company’s independent registered public accounting firm is required to attest to the effectiveness of internal controls over financial reporting.

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

The minimum guideline for the total capital to risk-weighted assets, including certain off-balance sheet items such as standby letters of credit ("total capital ratio") is 8.0%. At least half of total capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 capital"). The remainder may consist of subordinated debt, other preferred stock, a limited amount of loan loss reserves, and unrealized gains on equity securities subject to limitations ("Tier 2 capital"). At December 31, 2007, the Company and the Bank were in compliance with the total capital ratio and the Tier 1 capital ratio requirements. Note 21 of the Notes to Consolidated Financial Statements presents the Company's and the Bank's capital ratios.

Deposit Insurance Assessments

The deposits of the Bank are insured by the FDIC up to the limits set forth under applicable law. A majority of the deposits of the Bank are subject to the deposit insurance assessments of the Bank Insurance Fund ("BIF") of the FDIC. However, a portion of the Bank's deposits, relating to a savings association acquisition, are subject to assessments imposed by the Savings Association Insurance Fund ("SAIF") of the FDIC. The FDIC equalized the assessment rates for BIF-insured and SAIF-insured deposits effective January 1, 1997. The assessments imposed on all FDIC deposits for deposit insurance are risk-based and calculated using CAMELS examination ratings, risk-based capital ratios and credit quality factors. Legislation was enacted in 1996 requiring both SAIF-insured and BIF-insured deposits to pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO"). Based on the latest information for the Bank assessments for BIF- and SAIF-insured deposits will approximate 1.345 basis points per $100 of deposits for the first quarter of 2008. An additional assessment of .285 basis points is expected to be assessed related to the repayment of the FICO debt. The Federal Deposit Insurance Reform Act of 2005 allows “eligible insured depository institutions” to share a one-time assessment credit pool of approximately $4.7 billion. Assessment credits will be applied to reduce deposit insurance assessments, not to include FICO assessments, payable after the one-time credit regulations become effective. The Bank has a credit of approximately $621 thousand available. The Bank expects to use its remaining credits by June 30, 2008.

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

FIRST M&F CORPORATION AND SUBSIDIARY

STATISTICAL DISCLOSURE

The statistical disclosures for the Company are contained in Tables 1 through 12.

Table 1

AVERAGE BALANCE SHEETS/YIELDS

(Dollars in thousands)	2007			2006			2005
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Interest-bearing bank balances	$4,693	$225	4.79%	$6,538	$247	3.78%	$2,832	$76	2.68%
Federal funds sold	3,388	144	4.25	12,248	543	4.43	7,566	194	2.56
Taxable investments	197,167	9,514	4.83	188,148	8,695	4.62	139,753	5,797	4.15
Tax-exempt investments	45,875	2,867	6.25	49,430	3,091	6.25	50,314	3,228	6.42
Loans	1,156,436	90,403	7.82	1,065,366	80,196	7.53	893,317	59,521	6.66
Total earning assets	1,407,559	103,153	7.33	1,321,730	92,772	7.02	1,093,782	68,816	6.29
Nonearning assets	166,071			160,283			115,272
Total average assets	$1,573,630			$1,482,013			$1,209,054

NOW & MMDA	324,649	6,124	1.89	342,049	5,811	1.70	330,566	4,618	1.40
Savings deposits	101,367	2,816	2.78	94,653	2,122	2.24	84,282	1,523	1.81
Certificates of deposit	599,393	27,692	4.62	532,041	21,710	4.08	394,344	11,587	2.94
Short-term borrowings	12,445	609	4.89	8,787	417	4.75	19,056	776	4.07
Other borrowings	208,738	10,635	5.09	186,310	9,096	4.88	117,088	4,680	4.00
Total interest-bearing liabilities	1,246,592	47,876	3.84	1,163,840	39,156	3.36	945,336	23,184	2.45
Noninterest-bearing deposits	182,598			184,638			140,036
Noninterest-bearing liabilities	10,357			11,247			7,959
Capital	134,083			122,288			115,723
Total avg. liabilities & equity	$1,573,630			$1,482,013			$1,209,054
Net interest margin		55,277	3.93		53,616	4.06		45,632	4.17
Less tax equivalent adjustment
Investments		1,069	0.08		1,153	0.09		1,204	0.11
Loans		168	0.01		114	0.01		78	0.01
Reported book net interest margin		$54,040	3.84%		$52,349	3.96%		$44,350	4.05%

Tax equivalent adjustments were made using a blended Federal/State rate of 37.3%.

Nonaccrual loans are included in the average loan balances.

Table 2

RATE/VOLUME VARIANCES

	2007 Compared To 2006			2006 Compared To 2005
(Dollars in thousands)	Increase (Decrease) Due To			Increase (Decrease) Due To
		Yield/			Yield/
	Volume	Cost	Net	Volume	Cost	Net
Interest earned on:
Interest-bearing bank balances	$(79)	$57	$(22)	$120	$51	$171
Federal funds sold	(385)	(14)	(399)	164	185	349
Taxable investments	426	393	819	2,122	776	2,898
Tax-exempt investments	(224)	-	(224)	(56)	(81)	(137)
Loans	6,987	3,220	10,207	12,207	8,468	20,675
Total earning assets	6,155	4,226	10,381	15,171	8,785	23,956

Interest paid on:
NOW & MMDA	(312)	625	313	178	1,015	1,193
Savings deposits	169	525	694	210	389	599
Certificates of deposit	2,930	3,052	5,982	4,832	5,291	10,123
Short-term borrowings	176	16	192	(453)	94	(359)
Other borrowings	1,119	420	1,539	3,073	1,343	4,416
Total interest-bearing liabilities	2,981	5,739	8,720	6,355	9,617	15,972
Change in net interest income on a tax-equivalent basis	$3,174	$(1,513)	$1,661	$8,816	$(832)	$7,984

The rate/volume variances are computed for each line item and are therefore non-additive.

FIRST M&F CORPORATION AND SUBSIDIARY

Table 3

SECURITIES AVAILABLE FOR SALE

	Carrying Value of Securities
	December 31
(Dollars in thousands)	2007	2006	2005
Securities Available For Sale
U.S. Treasury	$3,534	$3,964	$3,963
U.S. Government sponsored entities	70,167	110,720	69,068
Mortgage-backed securities	102,114	85,931	49,504
Obligations of states and political subdivisions	52,519	50,943	52,874
Other securities	8,804	10,270	9,662

Total securities available for sale	$237,138	$261,828	$185,071

	Amortized Cost of Securities
	December 31
	2007	2006	2005
Securities Available For Sale
U.S. Treasury	$3,512	$4,004	$3,993
U.S. Government sponsored entities	69,954	111,458	69,888
Mortgage-backed securities	101,653	86,525	50,128
Obligations of states and political subdivisions	52,329	50,938	52,549
Other securities	9,127	10,313	9,684

Total securities available for sale	$236,575	$263,238	$186,242

Table 4

MATURITY DISTRIBUTION AND YIELDS OF SECURITIES AVAILABLE FOR SALE

			After One
	Within		But Within		After Five
(Dollars in thousands)	One		Five		But Within		Over
	Year	Yield	Years	Yield	Ten Years	Yield	Ten Years	Yield	Total	Yield
Securities Available For Sale
U.S. Treasury	$3,001	3.83%	$533	4.60%	$-	-%	$-	-%	$3,534	3.95%
U.S. Government sponsored entities	63,466	4.45	6,701	5.12	-	-	-	-	70,167	4.51
Mortgage-backed securities	16,668	5.14	53,927	5.05	13,075	5.66	18,444	5.47	102,114	5.22
Obligations of states and political subdivisions	19,914	6.71	21,170	6.02	10,236	6.12	1,199	6.31	52,519	6.31
Other debt securities	3,081	6.40	2,219	4.24	1,486	5.52	1,593	6.88	8,379	5.76
Total debt securities available for sale	$106,130	5.02%	$84,550	5.28%	$24,797	5.84%	$21,236	5.62%	$236,713	5.25%
Equity securities									425
									$237,138

Tax equivalent adjustments were made using a blended Federal rate of 34.0% and a State rate of 5.0%. The amounts shown represent the investment portfolio as stated at its carrying value.

Non mortgage-backed securities are categorized in the earlier of their maturity dates or call dates. Mortgage-backed securities are distributed based upon their estimated average lives.

FIRST M&F CORPORATION AND SUBSIDIARY

Table 5

COMPOSITION OF THE LOAN PORTFOLIO

	2007		2006		2005		2004		2003
(Dollars in		% Of		% Of		% Of		% Of		% Of
thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Held For Investment
Commercial, financial and agricultural	$169,447	13.90%	$150,905	13.88%	$151,598	16.25%	$128,735	15.46%	$109,558	14.24%
Non-residential real estate	731,595	59.99	621,841	57.19	509,986	54.65	416,177	49.99	370,560	48.18
Residential real estate	269,601	22.11	262,046	24.10	227,166	24.35	237,746	28.56	232,437	30.22
Consumer loans	40,860	3.35	45,872	4.22	41,458	4.44	46,677	5.61	53,716	6.98
Other loans	7,932	0.65	6,350	0.59	2,872	0.31	3,151	0.38	2,885	0.38
Lease financing	-	-	269	0.02	-	-	-	-	-	-
Total loans	$1,219,435	100.00%	$1,087,283	100.00%	$933,080	100.00%	$832,486	100.00%	$769,156	100.00%

Loans held for sale	$5,571		$7,263		$5,704		$12,236		$12,165

Table 6

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

Maturity distribution of loans at December 31, 2007	Within	One to Five	After Five
(Dollars in thousands)	One Year	Years	Years	Total

Commercial, financial and agricultural	$89,055	$77,743	$2,649	$169,447
Non-residential real estate	305,435	359,073	67,087	731,595
Residential real estate	72,020	119,342	78,239	269,601
Consumer loans	13,699	26,867	294	40,860
Other loans	2,572	2,184	3,176	7,932
Total loans	$482,781	$585,209	$151,445	$1,219,435

Rate sensitivity of loans at December 31, 2007	One to Five	After Five
	Years	Years	Total

Fixed rate loans	$532,753	$88,779	$621,532
Floating rate loans	52,456	62,666	115,122
Total	$585,209	$151,445	$736,654

Table 7

NONPERFORMING ASSETS AND PAST DUE LOANS

(Dollars in thousands)	2007	2006	2005	2004	2003

Nonaccrual loans	$6,524	$3,557	$1,403	$3,302	$4,517
Restructured loans	-	-	-	-	-
Total nonperforming loans	6,524	3,557	1,403	3,302	4,517
Other real estate owned	6,232	3,135	3,042	3,314	1,282
Total nonperforming assets	12,756	6,692	4,445	6,616	5,799
Accruing loans past due 90 days or more	1,093	376	510	645	1,531
Total nonperforming assets and loans	$13,849	$7,068	$4,955	$7,261	$7,330

Interest income that would have been recorded on nonaccrual loans if they had been current and accruing	$519
Interest that was recorded in the financial statements for loans that were on nonaccrual status	$38

FIRST M&F CORPORATION AND SUBSIDIARY

Table 8

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)	2007	2006	2005	2004	2003

Balance at beginning of year	$14,950	$12,449	$11,619	$10,891	$10,258
Adjustment for purchase acquisition	-	2,234	-	-	-
Charge offs:
Commercial, financial and agricultural	(762)	(767)	(1,141)	(3,832)	(721)
Real estate – nonresidential	(1,223)	(282)	(182)	(312)	(318)
Real estate – residential	(1,581)	(1,512)	(464)	(289)	(1,120)
Consumer	(1,178)	(1,264)	(1,286)	(1,193)	(1,516)
Total	(4,744)	(3,825)	(3,073)	(5,626)	(3,675)
Recoveries:
Commercial, financial and agricultural	373	256	101	190	85
Real estate – nonresidential	666	228	49	24	56
Real estate – residential	25	102	152	445	27
Consumer	427	474	455	344	338
Total	1,491	1,060	757	1,003	506
Net charge-offs	(3,253)	(2,765)	(2,316)	(4,623)	(3,169)
Provision for loan losses	2,520	3,032	3,146	5,351	3,802
Balance at end of year	$14,217	$14,950	$12,449	$11,619	$10,891

Net Charge-Offs To Average Loans	0.28%	0.26%	0.26%	0.58%	0.43%

Table 9

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	December 31
(Dollars in thousands)	2007	2006	2005	2004	2003

Commercial, financial and agricultural	$6,953	$7,540	$5,642	$5,224	$4,833
Non-residential real estate	3,094	3,095	695	574	317
Residential real estate	1,936	1,865	1,351	1,241	330
Consumer loans	2,234	2,450	4,761	4,580	5,411
Total loans	$14,217	$14,950	$12,449	$11,619	$10,891

	December 31
Allowance As A Percentage Of Loan Type	2007	2006	2005	2004	2003

Commercial, financial and agricultural	3.92%	4.79%	3.65%	3.96%	4.30%
Non-residential real estate	0.42	0.50	0.14	0.14	0.09
Residential real estate	0.72	0.71	0.59	0.52	0.14
Consumer loans	5.47	5.34	11.48	9.81	10.07
Total loans	1.17%	1.37%	1.33%	1.40%	1.42%

Net Charge-Offs As A Percent Of Year End	December 31
Loans Outstanding, By Type	2007	2006	2005	2004	2003

Commercial, financial and agricultural	0.22%	0.32%	0.67%	2.76%	0.57%
Non-residential real estate	0.08	0.01	0.03	0.07	0.07
Residential real estate	0.58	0.54	0.14	(0.07)	0.47
Consumer loans	1.84	1.72	2.00	1.82	2.19
Total loans	0.27%	0.25%	0.25%	0.56%	0.41%

Table 10

TIME DEPOSITS OF $100,000 OR MORE

The table below shows maturities of outstanding time deposits of $100,000 or more at December 31, 2007 (dollars in thousands):

Three months or less	$78,694
Over three months through six months	100,740
Over six months through twelve months	79,704
Over one year	30,395

Total	$289,533

FIRST M&F CORPORATION AND SUBSIDIARY

Table 11

SELECTED RATIOS

The following table reflects ratios for the Company for the last three years:

	2007	2006	2005

Return on average assets	0.92%	0.94%	1.04%
Return on average equity	10.78	11.39	10.88
Dividend payout ratio	32.50	33.77	36.79
Average equity to assets ratio	8.52	8.25	9.57

Table 12

SHORT-TERM BORROWINGS

The table below presents certain information regarding the Company’s short-term borrowings for each of the last three years:

(Dollars in thousands)
Securities sold under agreements to repurchase	2007	2006	2005

Outstanding at end of period	$9,676	$6,712	$18,062
Maximum outstanding at any month-end during the period	9,676	10,062	18,062
Average outstanding during the period	6,154	6,205	14,875
Interest paid	273	280	619
Weighted average rate during each period	4.44%	4.51%	4.16%

Federal funds purchased
Outstanding at end of period	$-	$12,900	$-
Maximum outstanding at any month-end during the period	20,000	25,000	17,400
Average outstanding during the period	6,291	2,582	4,181
Interest paid	336	137	157
Weighted average rate during each period	5.34%	5.31%	3.77%

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

•
A severe slowing of the economy may affect the ability of the Company’s customers to make timely loan payments, or may cause customers to use up deposit balances, thereby causing a strain on the Company’s liquidity.

The Company is subject to interest rate risk.

•
A much steeper than anticipated increase in interest rates or a steep decline in those rates over a short period of time could cause the Company’s net interest margins to decrease, thereby decreasing net interest revenues.

•
A spike in interest rates could reduce the values of interest-sensitive assets such as investments and loans, resulting in a decrease in stockholders’ equity. A decrease in interest rates will increase the value of liabilities, resulting in decreases in stockholders’ equity.

FIRST M&F CORPORATION AND SUBSIDIARY

Certain changes in interest rates, inflation, or the financial markets could affect demand for the Company’s products and the Company’s ability to deliver products efficiently.

•	Mortgage originations, and therefore mortgage revenues, would be hurt by steeply rising interest rates.

•	A poor stock market could reduce brokerage transactions, therefore reducing investment brokerage revenues.

•	An unanticipated increase in inflation could cause the Company’s operating costs related to salaries, technology, supplies and property taxes to increase.

The Company is subject to various litigation risks.

•	Unfavorable judgments in ongoing litigation may result in additional expenses.

Weather-related and other natural disasters could affect the Company’s ability to operate as well as the revenues of the insurance agencies.

•	Natural disasters could interrupt the ability of the Company to conduct business and could restrict our customers’ ability to generate cash flows, causing loan losses and losses of revenues.

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

•
The Company’s stock is listed and traded on the NASDAQ Global Select Market. The Company depends on the liquidity of the NASDAQ Global Select Market to raise equity capital. If the market should fail to operate, the Company may be severely constrained in raising capital.

•
The Company has analyst coverage, and therefore, downgrades in the Company’s prospects by an analyst may cause the Company’s stock price to fall and prevent the Company from being able to access the markets for additional capital.

The Company is subject to regulation by various entities.

•
The Company is subject to the regulations of the Securities Exchange Commission (SEC), the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Mississippi Department of Banking and Consumer Finance, and the Mississippi Department of Insurance. New regulations issued by these agencies may adversely affect the Company’s ability to carry on its business activities.

•
The Company is subject to Federal and state laws and regulations such as labor, tax and environmental laws and regulations. Changes in these laws and regulations may adversely affect the Company’s operations or result in unanticipated penalties or other costs.

•
The Company is subject to the accounting rules and regulations of the SEC and the Financial Accounting Standards Board. The Company may become subject to accounting rules that adversely affect the reported financial position or results of operations of the Company, or that require extraordinary efforts and additional costs to implement.

FIRST M&F CORPORATION AND SUBSIDIARY

The Company engages in acquisitions of other businesses.

•
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

•
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

The Bank owns its main office building and 41 of its branch facilities and leases ten of its locations. The Bank’s insurance agency subsidiary owns four of its locations and leases one. The Bank’s asset-based lending subsidiary leases one office. The facilities occupied under lease agreements have terms which range from month to month to ten years. It is anticipated that all leases will be renewed.

LEGAL PROCEEDINGS

The Company and its subsidiaries are defendants in various lawsuits arising out of the normal course of business. In the opinion of management, the ultimate resolution of these claims should not have a material adverse effect on the Company’s consolidated financial position or results of operations.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a shareholder vote during the fourth quarter of 2007.

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

At December 31, 2007, there were 1,221 shareholders of record of the Company's common stock. On December 31, 2007, the Company's stock closed at $15.80 per share.

The following table summarizes the trading ranges and dividend payouts for the two years ended December 31, 2007:

Quarterly Closing Common Stock
Price Ranges and Dividends Paid

	First	Second	Third	Fourth
2007:
High	$19.99	$19.81	$19.00	$17.91
Low	18.07	17.85	17.10	15.28
Close	18.40	18.63	17.55	15.80
Dividend	.13	.13	.13	.13

2006:
High	$18.00	$21.53	$20.75	$19.75
Low	17.00	17.31	17.52	17.60
Close	17.40	19.76	18.28	19.59
Dividend	.13	.13	.13	.13

The following table summarizes stock and dividend performance ratios for the five years ended December 31, 2007:

Stock and Dividend Performance

	2007		2006		2005		2004		2003

Price/earnings ratio	9.88	x	12.72	x	12.04	x	14.28	x	16.06	x
Price/book value ratio	1.02	x	1.38	x	1.29	x	1.36	x	1.56	x
Book value/share	$15.45		$14.15		$13.06		$12.48		$12.12
Dividend payout ratio	32.50%		33.77%		36.79%		42.19%		42.37%
Historical dividend yield	2.65%		3.08%		3.04%		2.64%		3.60%

On May 11, 2005 the Board authorized a program to repurchase up to 10,000 shares of common stock per month in the open market over a twelve month period beginning on May 15, 2005 and ending on May 14, 2006.

The Company did not repurchase any shares during 2006 and the Board did not extend the repurchase program that expired on May 14, 2006.

On December 12, 2007, the Board authorized a program to repurchase up to 500,000 shares in the open market between January 1, 2008 and December 31, 2008.

FIRST M&F CORPORATION AND SUBSIDIARY

The following table provides information regarding securities issued under our equity compensation plans that were in effect during 2007:

		Number of Securities to be issued upon	Weighted-Average
		Exercise of	Exercise Price of
		Outstanding	Outstanding	Number of Securities
		Options, Warrants	Options, Warrants	Remaining Available
	Plan Name	and Rights	and Rights	for Future Issuance

Equity compensation plans approved by security holders	1999 Stock Option Plan	123,500	$16.04	-
	2005 Equity Incentive Plan	5,000	19.03	569,984

Equity compensation plans not approved by security holders	None	-	-	-

Total		128,500	$16.16	569,984

In April 2005 the 2005 Equity Incentive Plan was approved by a shareholder vote and replaced the 1999 Stock Option Plan.

In 2007, under the 2005 Equity Incentive Plan, the Company issued to senior officers 13,250 shares of restricted stock that vest in seven years at a weighted average fair value at the date of grant of $15.48. Also in 2007, there were forfeitures of 6,000 shares and vestings of 1,500 shares of restricted stock. Also in 2007, under the 2005 Equity Incentive Plan, the Company issued 2,000 shares of stock options to directors with a grant date strike price of $19.00, which was the grant date fair value of the underlying stock.

Five Year Shareholder Return Comparison

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on the Company’s Common Stock against the cumulative total return of the NASDAQ Market US Index and the NASDAQ Bank Index which consists of the period of five (5) years beginning in 2002.

* $100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

	12/02	12/03	12/04	12/05	12/06	12/07

First M&F Corporation	100.00	140.50	129.35	132.71	158.68	131.82
NASDAQ Composite	100.00	149.75	164.64	168.60	187.83	205.22
NASDAQ Bank	100.00	130.51	144.96	141.92	159.42	125.80

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

FIRST M&F CORPORATION AND SUBSIDIARY

SELECTED FINANCIAL DATA

(Thousands, except per share data)
	2007	2006	2005	2004	2003

EARNINGS

Interest income	$101,916	$91,505	$67,534	$58,232	$58,091
Interest expense	47,876	39,156	23,184	17,050	17,857
Net interest income	54,040	52,349	44,350	41,182	40,234
Provision for loan losses	2,520	3,032	3,146	5,351	3,802
Noninterest income	21,052	19,853	16,539	15,226	14,184
Noninterest expense	51,105	48,631	39,141	36,994	34,732
Income taxes	6,988	6,604	6,004	4,075	4,748
Noncontrolling interests	21	10	6	(787)	244
Net income	$14,458	$13,925	$12,592	$10,775	$10,892
Net interest income, taxable equivalent	$55,277	$53,616	$45,632	$42,586	$41,747
Cash dividends paid	$4,772	$4,751	$4,648	$4,535	$4,604

PER COMMON SHARE

Net income (basic)	$1.60	$1.54	$1.40	$1.19	$1.18
Cash dividends paid	.52	.52	.52	.50	.50
Book value	15.45	14.15	13.06	12.48	12.12
Closing stock price	15.80	19.59	16.86	16.93	18.95

SELECTED AVERAGE BALANCES

Assets	$1,573,630	$1,482,013	$1,209,054	$1,110,189	$1,061,937
Earning assets, amortized cost	1,407,559	1,321,730	1,093,782	1,005,927	963,903
Loans held for investment	1,148,275	1,056,899	884,232	794,010	720,955
Investments, amortized cost	243,042	237,578	190,067	184,605	207,427
Total deposits	1,208,007	1,153,381	949,228	850,140	835,370
Equity	134,083	122,288	115,723	111,995	110,908

SELECTED YEAR-END BALANCES

Assets	$1,653,751	$1,540,275	$1,267,118	$1,142,712	$1,078,298
Earning assets, carrying value	1,467,624	1,360,064	1,128,101	1,027,056	970,388
Loans held for investment	1,219,435	1,087,283	933,080	832,486	769,156
Investments, carrying value	237,138	261,828	185,071	175,654	187,577
Total deposits	1,262,455	1,185,982	973,671	877,264	820,226
Equity	140,080	128,047	117,377	112,468	110,679

SELECTED RATIOS

Return on average assets	0.92%	0.94%	1.04%	0.97%	1.03%
Return on average equity	10.78	11.39	10.88	9.62	9.82
Average equity to average assets	8.52	8.25	9.57	10.09	10.44
Dividend payout ratio	32.50	33.77	36.79	42.19	42.37
Price to earnings (x)	9.88x	12.72x	12.04x	14.28x	16.06x
Price to book (x)	1.02	1.38	1.29	1.36	1.56

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

SUMMARY

Net income for 2007 was $14.458 million, or $1.60 basic and $1.59 diluted per share as compared to $13.925 million, or $1.54 basic and $1.53 diluted per share in 2006 and $12.592 million, or $1.40 basic and diluted per share in 2005. Major factors contributing to the increased earnings were
(1) strong loan growth in the metropolitan areas surrounding Memphis, Tennessee, Birmingham, Alabama and Crestview, Florida, (2) continued sound asset quality that resulted in .28% and .26% in net charge-offs as a percentage of average loans for 2007 and 2006 and (3) consistent noninterest revenue growth from 2005 through 2007 in deposit revenues, mortgage revenues and agency commissions.

In June 2007, the Company opened its fourth full-service branch in the Memphis, Tennessee metro market in Cordova, Tennessee. In July and August, 2007 the Company opened full-service branches in Ridgeland and Brandon, Mississippi. In November 2007, the Company opened a second Florida branch in Niceville.

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

Throughout 2007, the Company rolled out a remote deposit image capture technology in which commercial customers may electronically deposit images of items rather than having to make physical deposits at the branches. Also during 2007, the Company implemented (1) deposit image exchange technology, allowing it to exchange check images with other financial institutions, and (2) remote image capture technology in the branch system, allowing images of items to be captured at the branch rather than having to be shipped to the data processing center. These two technological changes allowed the Company to eliminate a substantial portion of its courier routes, producing a reduction in courier expenses of approximately $230 thousand during 2007. The Company also implemented an enhanced loan processing system, designed to streamline the operational aspects of loan originations.

During the third quarter of 2006, the Company began clearing items with the Federal Reserve through check image exchange, which allows images of checks to be processed rather than handling the actual checks. During 2006, the Company developed technology to allow the emailing of bank statements to customers.

During the third and fourth quarters of 2005, the Company restructured its item processing technology by converting from a traditional proof environment to an image proof-of-deposit environment. The new system is designed to capture images of items rather than the items having to go through the traditional encoding process. This environment minimizes the handling of paper documents, lowers labor costs, automates internal processes and improves the Company’s preparedness for future industry migration toward full check image exchange.

Total assets increased by 7.37% in 2007, ending the year at $1.654 billion. Total assets increased by 21.56% in 2006, ending the year at $1.540 billion. Total assets increased by 10.89% in 2005 to end the year at $1.267 billion. The compounded annual growth rate for total assets for the last five (5) years was 9.78%, while the compounded growth rate for deposits was 8.91%.

FIRST M&F CORPORATION AND SUBSIDIARY

RESULTS OF OPERATIONS

The following table shows performance ratios for the last three years:

	2007	2006	2005

Net interest margin	3.93%	4.06%	4.17%
Efficiency ratio	66.95	66.19	62.96
Return on assets	0.92	0.94	1.04
Return on equity	10.78	11.39	10.88
Noninterest income to avg. assets	1.34	1.34	1.37
Noninterest income to revenues (1)	27.58	27.02	26.60
Noninterest expense to avg. assets	3.25	3.28	3.24
Salaries and benefits to total noninterest expense	57.43	56.73	58.09
Contribution margin (2)	61.55	62.45	63.43
Nonperforming loans to loans	0.62	0.36	0.20
Net charge-offs as a percent of average loans	0.28	0.26	0.26

(1)	Revenues equal tax-equivalent net interest income before loan loss expense, plus noninterest income.
(2)	Contribution margin equals revenues minus salaries & benefits, divided by revenues.

The following table shows revenue related performance statistics for the last three years:

(Dollars in thousands)	2007	2006	2005

Mortgage originations	$73,202	$69,258	$57,691
Commissions from annuity sales	125	153	324
Trust and retail investment revenues	598	616	484
Revenues per FTE employee	136	134	133
Agency commissions per agency FTE employee (1)	97	87	79

(1) Agency commissions are property, casualty, life and health commissions produced by the insurance agency personnel.

Net Interest Income

Net interest income before loan loss expenses for 2007 was $54.040 million as compared to $52.349 million for 2006. For 2007 compared to 2006: earning asset yields increased by 31 basis points, liability costs increased by 48 basis points, the net interest spread decreased by 17 basis points and the net interest margin decreased by 13 basis points.

Net interest income before loan loss expenses for 2006 was $52.349 million as compared to $44.350 million for 2005. For 2006 compared to 2005: earning asset yields increased by 73 basis points, liability costs increased by 91 basis points, the net interest spread decreased by 18 basis points and the net interest margin decreased by 11 basis points.

Balance sheet dynamics affecting the comparative net interest margins for 2007 compared to 2006 include (1) growth of 8.65% in average loans held for investment, (2) an increase in average loans as a percentage of earning assets from 79.96% in 2006 to 81.58% in 2007, (3) an increase in average certificates of deposits of 12.66%, (4) an increase in average other borrowings of 12.04% and (5) a decrease in average noninterest-bearing deposits as a percentage of total assets from 12.46% in 2006 to 11.60% in 2007.

Balance sheet dynamics affecting the comparative net interest margins for 2006 compared to 2005 include (1) growth of 19.53% in average loans held for investment, (2) a decrease in average loans as a percentage of earning assets from 80.84% in 2005 to 79.96% in 2006, (3) an increase in average certificates of deposits of 34.92%, (4) an increase in average other borrowings of 59.12% and (5) an increase in average noninterest-bearing deposits as a percentage of total assets from 11.58% in 2005 to 12.46% in 2006.

Yield and cost dynamics affecting the comparative net interest margins for 2007 compared to 2006 include (1) an increase of 29 basis points in yields on loans held for investment and for sale, (2) an increase of 17 basis points in investment and short-term funds yields, (3) an increase of 51 basis points in costs of deposits and (4) an increase of 20 basis points in costs of borrowings.

Yield and cost dynamics affecting the comparative net interest margins for 2006 compared to 2005 include (1) an increase of 87 basis points in yields on loans held for investment and for sale, (2) an increase of 27 basis points in investment and short-term funds yields, (3) an increase of 87 basis points in costs of deposits and (4) an increase of 87 basis points in costs of borrowings.

FIRST M&F CORPORATION AND SUBSIDIARY

The primary driver of the net interest margin trend in 2007 was the steady increase in deposit costs. A primary factor in the loan rate trend from 2005 through 2007 was the steady increase in the prime rate through June 2006. Short-term Treasury rates increased by 175 basis points during 2005 and increased by another 95 basis points by June 2006. Short-term Treasury rates hit their three-year peak in February 2007 and fell by 190 basis points in 2007 with 167 basis points of the decline occurring during the second half.

The following table shows the relative sensitivity of the Company’s yields and costs to leading changes in market rates:

	2004 to 2005	2005 to 2006	2006 to 2007
	Net Change (Basis Points)	Net Change (Basis Points)	Net Change (Basis Points)
Loan yields	39	87	29
Earning asset yields	36	73	31
Deposit costs	57	87	51
Net interest margin	(6)	(11)	(13)
3-month Treasury (a)	129	190	84
Prime rate (b)	118	200	107
FHLB borrowing costs (c)	154	174	59

Loan yields to 3-month Treasury	30.23%	45.79%	34.52%
Loan yields to Prime rate	33.05%	43.50%	27.10%
Loan yields to FHLB costs	25.32%	50.00%	49.15%
Deposit costs to 3-month Treasury	44.19%	45.79%	60.71%
(a) 3-month Treasury yield averages are calculated from July of the previous year through June of the current year
(b) Prime rate averages are calculated from July of the previous year through June of the current year
(c) FHLB borrowing costs are averages of the 1-year cost calculated from July of the previous year to June of the current year
Note: one basis point equals .01%

Over the last three years loan yields have become more sensitive to FHLB borrowing cost trends while deposit costs have become more sensitive to short-term Treasury rates. Another factor influencing loan yields and deposit costs has been the changing shape of the yield curve. The difference between 5-year Treasury rates and 3-month Treasury rates became negative in July 2006. This inversion steepened from 4 basis points in July 2006 to a high of 60 basis points in March 2007. This change in the yield curve put downward pressure on asset yields while putting upward pressure on deposit costs. The yield curve inversion ended during the third quarter of 2007, with the 3-month to 5-year spread ending the year at 42 basis points. Another factor that influenced loan pricing from 2005 through 2007 was the change in credit spreads. The spread between the AAA corporate rates and the 3-month Treasury rates dropped below 100 basis points in January 2006 and hit their three-year nadir in March 2007. However, due to subprime and liquidity factors affecting the market, these credit spreads have improved by 137 basis points since June 2007 to end the year at 242 basis points.

Management expects that the Federal Reserve will continue to drop its Fed funds target rate until economic indicators show improvements in the economy. Therefore, two challenges for 2008 will be (1) to maintain loan yields in a falling-rate environment and (2) to take advantage of the rate decreases in the pricing of deposits while maintaining deposit growth. The wider credit market spreads, combined with a normally-shaped yield curve, should cushion loan yields somewhat from the general downward trend in market rates. However, intense competition for loans, should it occur, could moderate the Company’s loan pricing. It is possible that FHLB borrowing rates will fall below time deposit rates, in which case Management may use FHLB borrowings as an alternative to deposits to fund loan growth. However, the Company’s strategy is to use a restructured set of core deposit products that offer add-ons and incentives to attract funding. These deposit products should be less costly than borrowings. The Company will still use certificate of deposit specials, primarily with short maturities, to provide funding when necessary. Certificate specials and other deposit promotions are preferred over borrowings because of their cross-selling potential.

Provision for Loan Losses

During 2007 the Company’s provision decreased to $2.520 million after decreasing to $3.032 million in 2006 from $3.146 million in 2005. The reduction in accruals were the result of (1) improved loss trends as the ratio of net charge-offs to average loans were .28% in 2007 and .26% in 2006 and 2005 and (2) improved trends in impaired loans and other nonperforming loans that are inputs into the calculations of the estimated allowance necessary at each period. The strategy of the Company is to maintain credit quality at levels that limit net charge-off percentages to no more than .30% to .35%. The percentage of allowance for loan loss to total loans held for investment was 1.17% at December 31, 2007, 1.37% at December 31, 2006, and 1.33% at December 31, 2005.

Noninterest Income

The movement over time of checking account customers into free checking accounts has dampened the influence of services charges on total deposit revenues. The increase in debit cards outstanding and in debit card transactions has been a strategic focus of the Company since 2004. The Company has introduced new types of accounts since 2004 that encourage the use of debit cards and internet banking. Debit card activity increased by 21.7% in 2007, by 38.8% in 2006 and by 45.3% in 2005. Overdraft revenues improved in 2006 due to volumes related to the acquisition of Columbiana Bancshares and also to increases in pricing. The charge per item processed for overdrawn accounts increased by 12.00% in May 2005 and by 7.14% in October 2006. Numbers of items charged increased by 15.39% in 2006 and decreased by .83% in 2007.

FIRST M&F CORPORATION AND SUBSIDIARY

The following table summarizes the different categories that make up total service charges on deposit accounts:

(Dollars in thousands)	2007	2006	2005
Service charge revenues	$1,413	$1,497	$1,308
Debit/ATM card revenues	1,855	1,534	1,088
Overdraft fee revenues	7,694	7,367	6,079
Service charges on deposit accounts	$10,962	$10,398	$8,475

Overdraft fees are per item charges applied to each check paid on an overdrawn account or returned. The per item fee is determined by the Company’s pricing committee and is based primarily on the competitive market prices as well as on costs associated with processing the items. The majority of the volumes of overdraft items processed comes from customers in the Company’s overdraft protection program which grants overdraft limits to customers, generally allows account activity up to the overdraft limit balance, and requires that accounts have positive balances at some point within a thirty day period. Overdraft limits, which are equivalent to credit limits, were increased for accounts in the overdraft protection program during 2007. Overdrafts are considered loans and therefore are subject to the Company’s credit policies concerning the charging off of accounts to the allowance for loan losses. Interest charged on overdrawn balances, based on the Federal discount rate, is recorded as interest on loans. The overdraft program is designed to help customers with their cash flow needs and is not extended to individuals who are poor credit risks.

Management expects debit card revenues to continue to drive deposit revenues for the foreseeable future. Overdraft fee revenues may increase in 2008 due to the overdraft limit increases during 2007. Changes in the economy may influence customer habits relative to overdraft activity, making overdraft item volumes hard to predict.

The presence of mortgage originators in economically strong markets such as DeSoto, Rankin and Lee counties in Mississippi, the Birmingham, Alabama market and the Memphis, Tennessee market helped to improve origination volumes during 2007. Mortgage rates increased by 51 basis points during the second quarter of 2007 and subsequently fell by 25 basis points during the third quarter, most of which occurred in September. Mortgage rates continued to decline from the end of the third quarter of 2007 to end the year 25 basis points lower. After spiking during the summer months of 2006, mortgage rates fell significantly to end 2006 at 4 basis points lower than at the end of 2005. During 2006 mortgage originations followed the typical trend of decreasing while rates moved up and increasing when rates moved down. However, during 2007 disruptions resulting from the subprime mortgage problems had two effects: (1) borrowers became more cautious, even while market rates decreased, resulting in fewer originations than would have ordinarily occurred and (2) investors reduced profit margins available to the Company when pricing mortgages to purchase, thereby reducing revenues per mortgage sold. Additions to the originations staff were the primary factor in the improved originations and mortgage revenues for 2007 while the favorable interest rate move and additional staffing resulted in the 2006 increase in mortgage income.

Management expects the staff additions from 2007, primarily in metropolitan markets, to positively influence originations during 2008. The Federal Reserve’s interest rate reduction strategies, if carried out into 2008, should provide a positive rate environment for mortgage originations and refinancing activity.

Agency commissions continued to grow from 2005 through 2007 as the Company continued its efforts to place insurance agents in branch locations and to build relationships with the Bank’s retail and commercial sales associates. Annuity commissions decreased by 18.06% in 2007, decreased by 52.79% in 2006 and decreased by 19.13% in 2005. Property, casualty, life and health commissions increased by 5.92% in 2007, increased by 5.51% in 2006 and increased by 3.31% in 2005.

Management expects improvements in insurance revenues in 2008 with a renewed focus on joint sales efforts between the Bank and the insurance agents. Referral goals have been set for branch teams which should improve cross-selling efforts across the branch and agency businesses.

Significant components of other income for 2005 through 2007 are contained in the following table:

(Dollars in thousands)	2007	2006	2005
Agency profit-sharing revenues	$302	$114	$471
Loan fees	519	445	439
Gains (losses) on foreclosed property sales	(278)	(513)	(614)
Gains on student loan sales	300	308	231
Gains on sale of nonmarketable equity securities	-	342	-
Rental revenues on foreclosed properties	10	59	106
Insurance claim for legal settlements	370	-	-
Timber sale revenues	-	117	-
Fee received from PULSE purchase of Discover Financial Services	-	-	128
All other income	2,104	2,168	1,684
Other income	$3,327	$3,040	$2,445

FIRST M&F CORPORATION AND SUBSIDIARY

The Company incurred a $126 thousand loss on the extinguishment of a called FHLB borrowing during the second quarter of 2007. The debt, which was assumed in the Columbiana Bancshares acquisition, was carried at less than its face amount due to its being recorded at fair market value at the acquisition date. Therefore, the remaining unamortized purchase discount precipitated the loss recognition on the liquidation of the borrowing.

Noninterest Expense

Salary and benefits expenses increased in 2007 with average full-time equivalent employees increasing from 549 in 2006 to 562 in 2007. During the second quarter of 2007 Management effectively instituted a hiring freeze intended to contain costs in the aftermath of the acquisition and expansion efforts of 2006. The freeze resulted in a reduction of 13 full-time equivalent employees in the branch system. However, 15 full-time equivalent employees were added in higher-paying positions in new branch locations, mortgage banking and other retail and commercial sales positions. The number of full-time equivalent employees in Alabama was reduced by 8 in 2007.

The number of full-time equivalent employees was 564 at the end of 2007, 570 at the end of 2006 and 472 at the end of 2005.

Of the 2006 increases in full-time equivalent employees, 59 were added with the Columbiana Bancshares acquisition and 13 were added in the Crockett County Bancshares acquisition. New branch locations and new services required additions of full-time equivalent employees of 21 in 2006 and 14 in 2005. The mortgage department increased the number of originators in 2006 as it expanded its number of locations. The mortgage department reduced staffing in 2005 to match decreasing volumes.

The Company may add producers as it expands in current markets and moves into future new markets and businesses. However, the Company also expects that the contributions to earnings made by any additional personnel will increase as the new associates produce earning assets and fee revenues.

Health care related costs decreased by 26.83% in 2007 and increased by 10.42% in 2006 after increasing by 17.47% in 2005. The 2007 reduction was primarily the result of lower insurance claims experience. The 2005 and 2006 expense reflects primarily the increasing cost of health care as well as the increasing number of employees covered by the plan.

Occupancy, equipment and telecommunications expenses increased in 2006 due to the Alabama and Tennessee acquisitions. During 2007 occupancy and equipment expenses increased due to the addition of four new locations in 2007. Another factor in the occupancy and equipment expense increases is that during 2006 and 2007 eight new locations were added, five of which were leased. Rent expenses represented 30% of the dollar increase in occupancy and equipment expenses for 2007.

The marketing and business development expense increases in 2007 were primarily driven by several campaigns as the Company used more external advertising. An image campaign was introduced in 2007, running for most of the year, in addition to product promotions and the Company’s traditional Autumn Gridiron promotion.

Legal expenses, which are included in other expenses, were reduced by $365 thousand for the reduction in the estimate of an accrued legal liability. The original accrual for legal contingencies was triggered in 2004 by the expectation of and subsequent settlement negotiations of several related cases.

Intangible asset amortization increased during 2007 and 2006 due to the amortization of core deposits acquired in the Columbiana Bancshares and Crockett County Bancshares acquisitions.

There was no impairment recognized as a result of the goodwill impairment tests performed by the Company in 2005 through 2007. The Company is required to test its goodwill intangible asset annually for impairment. No impairments were recognized for indefinite-lived intangible assets that were tested in 2007.

Income Taxes

The Company’s effective tax rate was 32.55% in 2007 as compared to 32.15% in 2006 and 32.28% in 2005. The 2007 increase was consistent with the increase in pre-tax earnings while municipal investment income decreased. The 2006 decrease was due primarily to the effect of tax credits. The Company primarily uses tax-exempt securities and loans to provide tax benefits and does not use any exotic tax-shelter vehicles. The Company received the benefit of $1.025 million in net operating losses and $198 thousand in affordable housing tax credits carried over from the Columbiana Bancshares acquisition during 2007.

The Company implemented FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” as of January 31, 2007 with no material effect. The Company had no recognized uncertain tax positions as of December 31, 2007 and therefore did not have any tax accruals in 2007 related to uncertain positions.

FIRST M&F CORPORATION AND SUBSIDIARY

Quarterly Financial Trends

The following table summarizes components of the Company’s statements of income by quarter for 2007 and 2006:

	2007				4th Qtr 07
	First	Second	Third	Fourth	Vs
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	4th Qtr 06

Interest income	$24,332	$25,125	$26,045	$26,414	8.10%
Interest expense	11,325	11,603	12,259	12,689	14.19
Net interest income	13,007	13,522	13,786	13,725	3.03
Provision for loan losses	630	630	630	630	420.66
Noninterest income	5,557	4,861	5,425	5,209	(.55)
Noninterest expense	12,682	12,509	12,889	13,025.94
Income taxes	1,691	1,702	1,879	1,716	(4.45)
Noncontrolling interest	7	7	5	2	-
Net income	$3,554	$3,535	$3,808	$3,561	(4.76%)
Per common share:
Net income (basic)	$.39	$.39	$.42	$.40	(2.44%)
Net income (diluted)	$.39	$.39	$.42	$.39	(4.88%)
Cash dividends	.13	.13	.13	.13	-

	2006				4th Qtr 06
	First	Second	Third	Fourth	Vs
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	4th Qtr 05

Interest income	$20,405	$22,912	$23,754	$24,434	32.52%
Interest expense	7,956	9,672	10,416	11,112	65.59
Net interest income	12,449	13,240	13,338	13,322	13.59
Provision for loan losses	953	1,004	954	121	(82.46)
Noninterest income	4,345	4,858	5,412	5,238	35.63
Noninterest expense	10,993	12,340	12,394	12,904	24.44
Income taxes	1,572	1,502	1,734	1,796	22.59
Noncontrolling interest	6	1	3	-	-
Net income	$3,270	$3,251	$3,665	$3,739	21.99%
Per common share:
Net income (basic)	$.37	$.36	$.40	$.41	20.59%
Net income (diluted)	$.36	$.36	$.40	$.41	20.59%
Cash dividends	.13	.13	.13	.13	-

FINANCIAL CONDITION

Earning Assets

The average earning asset mix for 2007 was 82.16% in loans, 17.27% in investments, and .57% in short-term funds. The average earning asset mix for 2006 was 80.61% in loans, 17.97% in investments and 1.42% in short-term funds. The average earning asset mix for 2005 was 81.67% in loans, 17.38% in investments, and .95% in short-term funds. Loans held for investment grew by 12.15% in 2007 while deposits grew by 6.45%. Excluding acquisitions, loans held for investment grew by 4.71% in 2006, while deposits grew by 4.82%. Loans held for investment grew by 12.08% in 2005 while deposits grew by 10.99%. A significant factor influencing the lower loan growth in 2006 was a higher interest rate environment. The prime rate on loans was 5.25% at December 31, 2004, 7.25% at December 31, 2005, 8.25% at December 31, 2006 and 7.25% at December 31, 2007.The following table shows the volume changes in loans and deposits over the last three years:

(Dollars in thousands)	2007	2006	2005

Net increase in loans	$132,152	$43,977	$100,594
Net increase in deposits	76,473	46,901	96,407
Ratio of loan growth to deposit growth	172.81%	93.77%	104.34%

The change in 2006 excludes the effect of acquisitions.

FIRST M&F CORPORATION AND SUBSIDIARY

Loan growth during 2007 occurred primarily in the metropolitan markets that the Company expanded into during 2006. The Company was not directly adversely affected by the subprime market problems that arose during the summer of 2007 and which continued to deteriorate through the remainder of the year. However there were some indications of a spillover effect into the prime market during the latter part of the year. This effect was felt primarily in the form of a slowdown in lending activity rather than as deterioration in credit quality in the existing portfolio. Loan growth for 2007 and 2006 was made up primarily of real estate loans, while loan growth for 2005 was due to growth of commercial and real estate loans. Excluding acquisitions commercial loans grew by 12.29% in 2007, decreased by 5.57% in 2006 and grew by 17.76% in 2005. The asset-based lending operation portfolio in Memphis, M&F Business Credit, Inc., grew by 7.11% in 2007, was relatively flat in 2006 and accounted for 20.51% of the increase in commercial loans during 2005. Commercial real estate-secured loans, excluding the effect of acquisitions, grew by 17.65% in 2007 and grew by 11.84% in 2006 after growing by 25.39% in 2005. In 2006 the strongest loan growth occurred in the Memphis, Tennessee metropolitan area and DeSoto County, Mississippi. Loan growth in 2005 occurred primarily in Madison, Rankin and DeSoto Counties and in the college markets of Oxford and Starkville, Mississippi. The strength of the Madison, Hinds, Lee and DeSoto Counties economies has provided growth opportunities for the Company in Mississippi. The Company’s expansion efforts in Memphis, Tennessee, in and around Birmingham, Alabama, and in northwest Florida provided significant growth during 2007. Consumer loans decreased by 10.92% in 2007, decreased by 18.86% in 2006, and decreased by 11.18% in 2005, excluding the effect of acquisitions. Consumer loan growth has been problematic for the Company since exiting the indirect automobile lending business in 2000. Home equity loans, excluding acquired loans, increased by 14.58% in 2007, were down in 2006 and flat for 2005. The commercial lending staff has been increased since 2002 in an effort to grow commercial and real estate-secured commercial loans, and the Company looks to the small business market for loan as well as deposit growth.

The Company’s strategy is to continue to grow the loan portfolio in the stronger economic markets. The stronger markets currently are the Jackson, Mississippi metro market, the Memphis, Tennessee metro market, the Birmingham, Alabama metro market and the northwestern Florida panhandle. However, a general economic slowdown could negatively affect loan growth in the metropolitan markets. Management expects moderate loan growth over the next twelve months.

The Company’s investment portfolio decreased by 9.43% in 2007, increased by 41.47% in 2006, and increased by 5.36% in 2005. During 2007 the Company used cash flows from maturities in the investment portfolio to fund loan growth. The only significant change in the investment portfolio was a pre-funding of approximately $30 million of maturities that are expected in the first quarter of 2008. The Company used borrowings from the FHLB to purchase a mix of 30-year mortgage-backed securities and 10-year municipal securities. The FHLB borrowings will be repaid with the 2008 investment maturities. The Company engaged in this strategy to take advantage of the current market yields in 2007, expecting rates to fall over the next several months. The 2006 growth, excluding portfolios acquired, was 12.89%. In 2006 the Company purchased $36.8 million in U.S. Government sponsored entity securities and $34.0 million in mortgage-backed securities. The U.S. Government sponsored entity security purchases, occurring primarily during the first half of 2006, were funded by a mix of cash flows from maturities and from deposit growth. The mortgage-backed security purchases, occurring primarily during the fourth quarter of 2006, were funded by a mix of principal payment cash flows and Federal Home Loan Bank borrowings. The purpose of the mortgage-backed security purchases was to take advantage of attractive yield spreads at the time. In 2005 the Company purchased $53.7 million in U. S. Government sponsored entity securities to replace $44.0 million of maturities and to create a liquidity portfolio primarily for public funds deposit demands. The Company also purchased $19.0 million in mortgage-backed securities with funds obtained through deposit growth and other mortgage-backed securities principle payments of $15.6 million. The mortgage-backed securities were purchased mainly for their attractive yields and secondarily for the liquidity provided through the monthly principal payments. As of December 31, 2007, municipal securities represented 22.15% of total debt securities as compared to 19.46% at December 31, 2006 and 28.22% at December 31, 2005. The Company uses investments in municipal securities for their tax benefits and also to take advantage of local investment opportunities.

The Company has six investments in collateralized debt obligations (CDOs) that hold trust preferred securities as collateral. These securities had an amortized cost of $5.026 million and a market value of $4.675 million at December 31, 2007. These CDOs are valued based on dealer quotes, liquidity factors and credit quality assumptions about the underlying financial institution trust preferred obligors. Management evaluated the status of these unrealized losses, reviewing the credit quality of the underlying collateral and the market’s liquidity, and determined that the unrealized losses were temporary. Therefore no losses on these securities have been recognized in earnings.

Liability Management

Deposits increased by 6.45% in 2007, by 4.82% in 2006, excluding acquisitions, and increased by 10.99% in 2005. Consumer and commercial deposits, excluding acquisitions, increased by 5.97% in 2007, by 8.83% in 2006 and by 11.17% in 2005. Public funds, deposits of states and local municipalities, increased by 9.41% in 2007, decreased by 14.80%, excluding acquisitions, in 2006 and grew by 10.12% in 2005. Approximately half of the Company’s deposit growth in 2007 occurred in Rankin County, Mississippi, the Memphis, Tennessee metro area and the Florida markets. The 2007 growth occurred primarily in consumer and commercial money-market accounts and certificates of deposit. The Company successfully promoted special money-market accounts to large-balance customers and single-service loan customers during 2007 in an effort to build core deposit relationships. Public funds were grown primarily through certificates of deposit. Attala, Bolivar, DeSoto, and Lafayette Counties in Mississippi provided the majority of the consumer and commercial deposit growth during 2006. However, most of the Company’s markets experienced deposit growth during 2006. Consumer and commercial noninterest-bearing deposits decreased by $17.809 million while NOW and MMDA balances increased by $14.047 million. The largest source of deposit funds for 2006 was commercial and consumer certificates of deposit which increased by $76.277 million. As interest rates increased from 2004 through 2006, certificates of deposit became more attractive. Public funds certificates of deposit provided $15.076 million in growth during 2006. Public funds balances in NOW and MMDA accounts decreased by $41.251 million during 2006 as contractual relationships matured. The large growth in public funds deposits is a natural trend that occurs during the early months of the year as tax receipts are collected.

FIRST M&F CORPORATION AND SUBSIDIARY

The funds generally move out during the summer months as spending occurs. The Company also used special certificate of deposit promotions in 2006 and 2007 to attract consumer funds. Core deposit growth is expected to be a primary component of the Company’s funding in the foreseeable future. The Company’s business development strategy includes the acquisition of noninterest-bearing and interest-bearing demand deposits held by customers who primarily use the Company as a source of credit.

The Company is also restructuring its demand, NOW and money-market accounts and will continue the effort in 2008. A new NOW account was introduced in December 2007 that features an attractive rate and incentives to use electronic banking and other technology-based applications. The noninterest-bearing demand deposit accounts are being restructured into primarily two accounts, both of which offer a variety of add-ons that enhance the value of the product. Additionally, the Company is extending the use of the free-checking product. Management believes that these products will make sales and cross-selling efforts more successful due to their enhanced benefits. These product changes align with the Company’s strategy of creating ways to build core deposits.

The following table shows the deposit mix for the latest three year ends:

(Dollars in thousands)	December 31, 2007	December 31, 2006	December 31, 2005

Noninterest-bearing demand	$191,206	$180,273	$164,189
NOW deposits	190,067	199,666	192,792
Money market deposits	156,364	128,694	115,509
Savings deposits	105,924	94,815	82,512
Certificates of deposit	590,831	547,513	397,835
Brokered certificates of deposit	28,063	35,021	20,834
Total	$1,262,455	$1,185,982	$973,671

The following table shows the mix of public funds deposits as of the last three year ends:

(Dollars in thousands)	December 31, 2007	December 31, 2006	December 31, 2005

Noninterest-bearing demand	$6,990	$4,733	$4,331
NOW deposits	66,157	73,899	84,539
Money market deposits	15,336	17,953	28,772
Savings deposits	290	393	241
Certificates of deposit	89,842	65,936	47,137
Brokered certificates of deposit	1,580	1,779	428
Total	$180,195	$164,693	$165,448

Other borrowings increased by 20.98% in 2007 after increasing by 12.03% in 2006 and by 15.29% in 2005. Approximately $30.000 million of the increase was used in an investment strategy that is designed to liquidate in early 2008. The remainder of the growth in other borrowings was due to normal demands related to lending activity. The Company used other borrowings as a source of liquidity for 2004 through 2006. Borrowings in 2006 were used to fund public deposit maturities as well as to fund fourth quarter investment purchases. Borrowings in 2005 were generally used to fund loans in the two to five year maturity ranges. As the loan portfolio has become a larger percentage of the assets of the Company, borrowings have been used to fund those increases that are beyond the deposit growth and ordinary investment portfolio maturities.

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

Business Combinations

In February 2006 the Company acquired Columbiana Bancshares for $31.294 million in cash, adding approximately $195 million in assets. In May 2007 the Company acquired Crockett County Bancshares for $7.5 million, adding approximately $34 million in assets. The Columbiana acquisition expanded the Company into the Birmingham, Alabama market. Although growth in the Alabama branches was flat during 2006, they provided $24.392 million in loan growth during 2007. The Alabama acquisition was accretive to earnings during 2007.

The Crockett County Bancshares acquisition allowed the Company to expand its banking operations into the Memphis, Tennessee market. Loans grew by $35.031 million and deposits grew by $19.439 million in the Memphis, Tennessee market during 2007.

FIRST M&F CORPORATION AND SUBSIDIARY

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

The following table shows nonperforming loans and other assets of the Company:

		December 31
(Dollars in thousands)	2007	2006	2005

Nonaccrual loans	$6,524	$3,557	$1,403
Past due 90 days or more and still accruing interest	1,093	376	510
Total nonperforming loans	7,617	3,933	1,913
Other real estate	6,232	3,135	3,042

Total nonperforming assets	$13,849	$7,068	$4,955

Ratios:
Nonperforming loans to loans	0.62%	0.36%	0.20%
Nonperforming assets to assets	0.84%	0.46%	0.39%

The increase in non-performing loans was heavily influenced by the deterioration of two residential development credits in the Memphis, Tennessee, metro market totaling $2.2 million. Other real estate was affected primarily by one residential development credit secured by lots in north Mississippi and one commercial development in Shelby County, Alabama, totaling a combined $2.0 million.

It is possible that there will be further negative effects stemming from the subprime and real estate problems of 2007. These effects could materialize in the form of a continued slowdown in housing, reduced market values of residential properties and a general economic slowdown. All of these factors, either individually or in combination, could have negative effects on the Company’s ability to collect loans related to residential construction. These conditions may result in reductions in collateral values which could require the Company to recognize losses on these loans.

FIRST M&F CORPORATION AND SUBSIDIARY

The following table shows the Company’s exposure to residential construction and subdivision development loans at December 31, 2007:

(Dollars in thousands)	Residential	Subdivision
	Construction	Development	Total
Balances outstanding	$70,471	$20,816	$91,287
Nonaccrual balances	1,778	-	1,778
Balances 90-days past due and still accruing	377	2	379
Net charge-offs incurred in 2007	170	-	170

Nonaccrual balances to total balances	2.52%	-%	1.95%

Management does not know of any material contingencies that could negatively affect the remainder of the loan portfolio during 2008. However, credit quality will be impacted by any effect that a potential slow-down in the economy may have on the Memphis, Tennessee, Birmingham, Alabama and Crestview, Florida metropolitan and surrounding markets.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity is the ability of a bank to convert assets into cash and cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Company’s ability to meet day-to-day cash flow requirements of customers, whether they wish to withdraw funds or to borrow funds to meet their capital needs. Historically, deposit growth has been sufficient to provide for the Company’s liquidity needs. The Company uses Federal Home Loan Bank borrowings to fund loan growth when deposit volumes are insufficient. The Company has sufficient lines available through the Federal Home Loan Bank and correspondent banks to meet all anticipated liquidity needs. However, it is the Company’s strategy to balance the use of deposits and debt as funding sources for asset growth.

From August of 2002 through May of 2006, the Company had a general purpose stock repurchase plan in effect. Share repurchases ended in 2005, and the Company did not have any plan in effect beyond May 2006.

During 2005 the Company repurchased 40,000 shares, related to its 2004 and 2005 repurchase programs, at an average price of $17.24 per share.

On December 12, 2007, the Company’s Board of Directors authorized a new stock repurchase plan allowing for the purchase of up to 500,000 shares during the period of January through December 2008.

The timing and extent of any repurchases are subject to management’s discretion and will depend on market considerations. The Board will review the repurchase program at the end of 2008 to determine whether to renew the plan for an additional twelve month period. The reacquired shares will be held as authorized but unissued shares to be used for general corporate purposes.

During 2007, the Company issued 19,854 shares related to stock option exercises, at an average price of $15.37 per share. During 2006, the Company issued 55,908 shares related to stock option exercises, at an average price of $14.12 per share. During 2005, the Company issued 12,000 shares related to stock option exercises, at an average price of $13.28 per share.

The resulting debt from the repurchase programs has been paid through dividends received by the Company from Merchants and Farmers Bank. The repurchase programs have not had any negative effect on liquidity.

Interest Rate Sensitivity

Interest rate sensitivity is a function of the repricing characteristics of the Company’s portfolio of assets and liabilities. Interest rate sensitivity management focuses on repricing relationships of these assets and liabilities during periods of changing market interest rates. Management seeks to minimize the effect of interest rate movements on net interest income. The asset-liability management committee monitors the interest-sensitivity gap on a monthly basis. During 2007 and 2006 the Company maintained its interest rate sensitivity at a slightly negative repricing gap. This means that, over the term of one year, more liabilities are scheduled to reprice than the amount of assets that are scheduled to reprice. During 2007, the Company maintained a negative repricing gap, making liabilities more sensitive than assets to changes in interest rates. At the end of 2007 the one-year repricing gap stood at -6.89% as compared to -5.43% at the end of 2006. According to interest-rate sensitivity analysis, the Company has low-to-moderate interest rate risk.

FIRST M&F CORPORATION AND SUBSIDIARY

Capital Resources

Capital adequacy is continuously monitored by the Company to promote depositor and investor confidence and provide a solid foundation for future growth of the organization. The Company has historically kept the dividend payout ratio between 30% and 45%, ending 2007 with a 32.50% ratio, ending 2006 with a ratio of 33.77% and ending 2005 with a ratio of 36.79%. The Company maintained a $.50 annual dividend rate for 1999 through the first quarter of 2005. The dividend rate was changed to $.52 annually during the second quarter of 2005. The ratio of capital to assets stood at 8.47% at December 31, 2007, 8.31% at December 31, 2006 and 9.26% at December 31, 2005, with risk-based capital ratios well in excess of the regulatory requirements. The Company has sufficient lines of credit at commercial banks to raise additional funds if needed. The Company’s stock is publicly traded on the NASDAQ Global Select Market, also providing an avenue for additional capital if it is needed.

The Company effected a 2-for-1 stock split distributed in the form of a dividend on May 15, 2006. All share and stock price related amounts for periods prior to the split have been revised to reflect the effect of the stock split. The purpose of the split was to provide more liquidity to the market for the Company’s stock. The Company’s shares traded at a rate of approximately 2,800 shares per day during 2007. There are two analysts who follow the Company and issue earnings forecasts.

The Company’s regulatory capital ratios for 2007 and 2006 are summarized in Note 21 of the audited financial statements included in Item 8, Financial Statements and Supplementary Data, in this Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS

The Company’s primary off-balance sheet arrangements are in the form of loan commitments and operating lease commitments. At December 31, 2007 the Company had $230.280 million in unused loan commitments outstanding. Of these commitments, $124.519 million mature in one year or less. Lines of credit are established using the credit policy of the Company concerning the lending of money.

Letters of credit are used to facilitate the borrowers’ business and are usually related to the acquisition of inventory or of assets to be used in the customers’ business. Letters of credit are generally secured and are underwritten using the same standards as traditional commercial loans. Most standby letters of credit expire without being presented for payment. However, the presentment of a standby letter of credit would create a loan receivable from the Bank’s loan customer. The Bank’s asset-based lending subsidiary uses commercial letters of credit to facilitate the purchase of inventory items by its customers. There were no commercial letters of credit outstanding at the end of 2007. At December 31, 2007 the Company had $17.357 million in financial standby letters of credit issued and outstanding.

At December 31, 2007 there were $22.999 million in standby letters of credit issued on the Company’s behalf by a Federal Home Loan Bank. At December 31, 2006 there were $4.999 million of standby letters of credit issued on the Company’s behalf by a Federal Home Loan Bank. The Company uses these letters of credit as additional collateral on loan participations sold and is obligated to the Federal Home Loan Bank if the letters of credit must be drawn upon.

Liabilities of $148 thousand at December 31, 2007 and $107 thousand at December 31, 2006 are recognized in Other Liabilities related to the obligation to stand ready to perform related to standby letters of credit.

The Company makes commitments to originate mortgage loans that will be held for sale. The total commitments to originate mortgages to be held for sale were $10.822 million at December 31, 2007. These commitments are accounted for as derivatives and are marked to fair value with changes in fair value recorded in mortgage banking income. At December 31, 2007 mortgage origination-related derivatives with positive fair values of $26 thousand were included in other assets and derivatives with negative fair values of $20 thousand were included in other liabilities.

The Company also engages in forward sales contracts with mortgage investors to purchase mortgages held for sale. Those forward sale agreements that have a determined price and expiration date are accounted for as derivatives and marked to fair value through mortgage banking income. At December 31, 2007 the Company had $3.833 million in locked forward sales agreements in place. Forward sale-related derivatives with positive fair values of $3 thousand were included in other assets and derivatives with negative fair values of $19 thousand were included in other liabilities.

Mortgages that are sold generally have recourse until the first payment is made. The Company may also be required to repurchase mortgages that do not conform to FNMA or FHA underwriting standards or that contain critical documentation errors or fraud. The Company has not sustained any recourse-related losses in its mortgage program and the repurchase of mortgages has been an extremely rare event. Mortgages sold that had not reached the first payment date were $5.120 million at December 31, 2007. No recourse liability was recorded for these mortgages.

In the ordinary course of business the Company enters into rental and lease agreements to secure office space and equipment. The Company has a variety of lease agreements in place, all of which are operating leases. The largest lease obligations are for office space and mainframe computer systems. The Company guarantees the lease payments for its wholly-owned banking subsidiary in one data processing lease which expires in September 2008. The remaining payments on the lease at December 31, 2007 were $236 thousand.

FIRST M&F CORPORATION AND SUBSIDIARY

The Company is a guarantor of the First M&F Statutory Trust I to the extent that if at any time the Trust is required to pay taxes, duties, assessments or governmental charges of any kind, then the Company is required to pay to the Trust additional sums to cover the required payments.

The Company irrevocably and unconditionally guarantees, with respect to the Capital Securities of the First M&F Statutory Trust I, and to the extent not paid by the Trust, accrued and unpaid distributions on the Capital Securities and the redemption price payable to the holders of the Capital Securities.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following table summarizes the obligations of the Company:

(Dollars in thousands)	Payments Due by Period
		Less			More
		Than 1	1 - 3	3 – 5	Than 5
Contractual Obligations	Total	Year	Years	Years	Years

Long-Term Debt	$131,312	$47,299	$72,887	$7,362	$3,764
Junior Subordinated Debentures	30,928	-	-	-	30,928
Capital Lease Obligations	-	-	-	-	-
Operating Leases	4,777	1,425	1,557	611	1,184
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities	-	-	-	-	-

Total	$167,017	$48,724	$74,444	$7,973	$35,876

Long-term debt obligations primarily represent borrowings from the Federal Home Loan Bank that have an original maturity in excess of one (1) year. The junior subordinated debentures are redeemable beginning in March 2011. Operating leases are primarily leases on office space and information technology. Leases on office space range from those that are month-to-month to 120-month leases. Most leases have options to renew for periods equal to the original term of the lease. Technology leases are all contractual and have remaining lives of 12 to 60 months. There are no bargain purchase options in any of the current leases.

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

FIRST M&F CORPORATION AND SUBSIDIARY

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

FIRST M&F CORPORATION AND SUBSIDIARY

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk comes in the form of risk to the net interest income of the Company as well as to the market values of the financial assets and liabilities on the balance sheet and the values of off-balance sheet activities such as commitments. The Company monitors interest rate risk on a monthly basis with quarterly sensitivity analyses being performed on the balance sheet and economic value of equity. The following table shows the gap position of the Company at December 31, 2007, placing variable-rate instruments in the earliest repricing category and including estimated prepayment activity for certain loans and mortgage-backed securities. The gap positioning for deposits without maturities are estimated using a combination of factors that include deposit product price sensitivity estimates for increasing and decreasing rate periods. As the assumptions made regarding non-maturity deposits heavily influence the interest rate sensitivity analysis of the Company’s balance sheet, management frequently reviews these inputs to best reflect current deposit market forces and industry standards for monitoring these risk factors.

	Rate Sensitivity Gap Report As of December 31, 2007
(Dollars in thousands)	0-12 months	1-5 years	Over 5 years	Total

Short-term funds	$5,480	$-	$-	$5,480
Investments	123,201	82,762	31,175	237,138
Loans	734,524	448,919	41,563	1,225,006
Total earning assets	863,205	531,681	72,738	1,467,624

NOW, MMDA & savings deposits	299,833	21,938	130,584	452,355
Time deposits	547,160	71,734	-	618,894
Short-term borrowings	9,676	-	-	9,676
Other borrowings	120,421	77,456	34,363	232,240
Total int. bearing liabilities	977,090	171,128	164,947	1,313,165

Rate sensitive gap	$(113,885)	$360,553	$(92,034)

Cumulative gap	$(113,885)	$246,668	$154,459
Cumulative % of assets	-6.89%	14.91%	9.34%

Interest rate shock analysis shows that the Company will experience a 4.67% decrease over 12 months in its net interest income with a gradual (12 month ramp) and sustained 200 basis point decrease in interest rates. A gradual and sustained increase in interest rates of 200 basis points will result in a 2.69% increase in net interest income. While the repricing gap suggests a potential earnings benefit should rates fall, the net interest income simulation depicts slight exposure. This is due to inherent pricing lags of deposit products in relation to changes in market rate movement and the acceleration of loan and investment cash flows that would likely occur if market rates fall. Conversely, the lagging nature of the deposit base proves beneficial if interest rates rise.

An analysis of the change in market value of equity shows how an interest rate shock will affect the difference between the market value of assets and the market value of liabilities. With all financial instruments being stated at market value, the market value of equity will increase by 1.34% with an immediate and sustained increase in interest rates of 200 basis points. The market value of equity will decrease by 11.80% with an immediate and sustained decrease in interest rates of 200 basis points. These simulated changes in market value of equity are strongly influenced by the shorter duration of loans due to the percentage of the portfolio represented by floating-rate loans. In a rising rate environment, fixed-rate loan durations tend to extend and deposit durations tend to decrease, typically causing a decrease in market value of equity. The floating-rate loans have an offsetting effect on the typical duration changes. The directional change of the market values of assets and liabilities under rising and falling rate shocks compliment the exposure profile illustrated by the net interest income simulation, outlined above.

The Company has no hedging instruments in place at December 31, 2007.

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

Based on First M&F Corporation’s evaluation under the framework in Internal Control - Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2007. Shearer, Taylor & Co., P.A., the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, as stated in their report which is contained herein.

/s/ Hugh S. Potts, Jr.	/s/ John G. Copeland
Hugh S. Potts, Jr.	John G. Copeland
Chairman and Chief Executive Officer	EVP and Chief Financial Officer

FIRST M&F CORPORATION AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
First M&F Corporation
Kosciusko, Mississippi

We have audited First M&F Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First M&F Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, First M&F Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows of First M&F Corporation and subsidiary, and our report dated February 22, 2008, expressed an unqualified opinion.

/s/ Shearer, Taylor & Co., P.A.
Ridgeland, Mississippi
February 22, 2008

FIRST M&F CORPORATION AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
First M&F Corporation
Kosciusko, Mississippi

We have audited the accompanying consolidated statements of condition of First M&F Corporation and subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2007. First M&F Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First M&F Corporation and subsidiary as of December 31, 2007 and 2006, and the results of their consolidated operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 18 to the consolidated financial statements, the First M&F Corporation changed its method of accounting for its defined benefit pension plan in 2006 in accordance with the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First M&F Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2008, expressed an unqualified opinion.

/s/ Shearer, Taylor & Co., P.A.
Ridgeland, Mississippi
February 22, 2008

FIRST M&F CORPORATION AND SUBSIDIARY
Consolidated Statements of Condition
December 31, 2007 and 2006
(In Thousands, Except Share Data)

	2007	2006
Assets

Cash and due from banks	$54,240	$59,793
Interest-bearing bank balances	3,480	3,690
Federal funds sold	2,000	-

Securities available for sale, amortized cost of $236,575 and $263,238	237,138	261,828
Loans held for sale	5,571	7,263

Loans, net of unearned income	1,219,435	1,087,283
Allowance for loan losses	(14,217)	(14,950)

Net loans	1,205,218	1,072,333

Bank premises and equipment	45,545	41,128
Accrued interest receivable	12,434	12,590
Other real estate	6,232	3,135
Goodwill	32,572	32,572
Other intangible assets	7,612	8,113
Other assets	41,709	37,830

	$1,653,751	$1,540,275
Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing deposits	$191,206	$180,273
Interest-bearing deposits	1,071,249	1,005,709
Total deposits	1,262,455	1,185,982
Short-term borrowings	9,676	19,612
Other borrowings	201,312	166,400
Junior subordinated debt	30,928	30,928
Accrued interest payable	5,151	4,784
Other liabilities	4,131	4,503
Total liabilities	1,513,653	1,412,209

Noncontrolling joint venture interest	18	19

Stockholders’ equity:
Preferred stock:
Class A; 1,000,000 shares authorized	-	-
Class B; 1,000,000 shares authorized	-	-

Common stock of $5.00 par value; 15,000,000 shares authorized: 9,067,580 and 9,046,226 shares issued	45,338	45,231
Additional paid-in capital	30,475	30,315
Nonvested restricted stock awards	643	375
Retained earnings	64,395	54,707
Accumulated other comprehensive income (loss)	(771)	(2,581)
Total stockholders’ equity	140,080	128,047

	$1,653,751	$1,540,275

The accompanying notes are an integral part of these financial statements.

FIRST M&F CORPORATION AND SUBSIDIARY
Consolidated Statements of Income
Years Ended December 31, 2007, 2006 and 2005
(In Thousands, Except Share Data)

	2007	2006	2005
Interest income:
Interest and fees on loans	$89,796	$79,654	$59,022
Interest on loans held for sale	439	428	421
Taxable investments	9,514	8,695	5,797
Tax-exempt investments	1,798	1,938	2,024
Federal funds sold	144	543	194
Interest-bearing bank balances	225	247	76
Total interest income	101,916	91,505	67,534

Interest expense:
Deposits	36,632	29,643	17,728
Short-term borrowings	609	417	776
Other borrowings	8,644	7,348	4,680
Junior subordinated debt	1,991	1,748	-
Total interest expense	47,876	39,156	23,184

Net interest income	54,040	52,349	44,350
Provision for loan losses	2,520	3,032	3,146
Net interest income after
provision for loan losses	51,520	49,317	41,204

Noninterest income:
Service charges on deposit accounts	10,962	10,398	8,475
Mortgage banking income	1,491	1,299	820
Agency commission income	4,148	3,920	3,910
Trust and brokerage income	598	616	484
Bank owned life insurance income	689	584	429
Loss on extinguishment of debt	(126)	-	-
Securities gains (losses), net	(37)	(4)	(24)
Other income	3,327	3,040	2,445
Total noninterest income	21,052	19,853	16,539

Noninterest expenses:
Salaries and employee benefits	29,348	27,590	22,738
Net occupancy expenses	3,841	3,325	2,544
Equipment expenses	3,629	3,495	2,552
Software and processing expenses	1,463	1,281	1,144
Telecommunications expenses	1,091	1,049	785
Marketing and business development expenses	1,705	1,421	1,380
Intangible asset amortization	547	330	55
Other expenses	9,481	10,140	7,943
Total noninterest expenses	51,105	48,631	39,141

Income before income taxes	21,467	20,539	18,602
Income taxes	6,988	6,604	6,004
Noncontrolling interest in earnings (losses) of
subsidiaries, net of income taxes of $13, $6, and $4	21	10	6

Net income	$14,458	$13,925	$12,592

Earnings per share:
Basic	$1.60	$1.54	$1.40
Diluted	1.59	1.53	1.40

The accompanying notes are an integral part of these financial statements.

FIRST M&F CORPORATION AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2007, 2006 and 2005
(In Thousands)

	2007	2006	2005

Net income	$14,458	$13,925	$12,592

Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized gains (losses) on securities available for sale arising during the period, net of tax of $723, $90, and $1,507	1,213	(153)	(2,534)
Reclassification adjustment for (gains) losses on securities available for sale included in net income, net of tax of $13, $1, and $9	24	3	15
Defined benefit pension plans:
Net actuarial gains (losses) arising during the period, net of tax of $203	341	-	-
Amortization of transition asset, net of tax of $3	(6)	-	-
Amortization of prior service cost, net of tax of $14	(23)	-	-
Amortization of actuarial loss, net of tax of $156	261	-	-
Minimum pension liability adjustment, net of tax of $0, $1,101, and $180	-	1,849	(301)

Other comprehensive income	1,810	1,699	(2,820)

Total comprehensive income	$16,268	$15,624	$9,772

The accompanying notes are an integral part of these financial statements.

FIRST M&F CORPORATION AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2007, 2006 and 2005
(In Thousands, Except Share Data)

			Nonvested		Accumulated
		Additional	Restricted		Other
	Common	Paid-in	Stock	Retained	Comprehensive
	Stock	Capital	Awards	Earnings	Income	Total

January 1, 2005	$22,531	$29,587	$-	$60,113	$237	$112,468
Effect of stock split effected in the form of a 100% stock dividend on May 15, 2006	22,531	(4)	-	(22,527)	-	-
January 1, 2005, adjusted	45,062	29,583	-	37,586	237	112,468
Net income	-	-	-	12,592	-	12,592
Cash dividends ($.52 per share)	-	-	-	(4,648)	-	(4,648)
6,000 shares of unrestricted stock awards issued	30	71	-	-	-	101
12,000 common shares issued in exercise of stock options	60	99	-	-	-	159
40,000 common shares repurchased	(200)	(490)	-	-	-	(690)
Share-based compensation recognized	-	10	86	1	-	97
Tax benefits on stock option transactions	-	118	-	-	-	118
Net change	-	-	-	-	(2,820)	(2,820)

December 31, 2005	44,952	29,391	86	45,531	(2,583)	117,377

Net income	-	-	-	13,925	-	13,925
Cash dividends ($.52 per share)	-	-	-	(4,751)	-	(4,751)
55,908 common shares issued in exercise of stock options	279	510	-	-	-	789
Share-based compensation recognized	-	20	289	2	-	311
Tax benefits on stock option transactions	-	394	-	-	-	394
Net change	-	-	-	-	1,699	1,699
Adjustment to initially apply FASB Statement No. 158, net of tax	-	-	-	-	(1,697)	(1,697)

December 31, 2006	45,231	30,315	375	54,707	(2,581)	128,047

Net income	-	-	-	14,458	-	14,458
Cash dividends ($.52 per share)	-	-	-	(4,772)	-	(4,772)
19,854 common shares issued in exercise of stock options	99	206	-	-	-	305
Share-based compensation recognized	-	19	298	2	-	319
Tax benefits on stock option transactions	-	87	-	-	-	87
Option cancellation payments	-	(174)	-	-	-	(174)
1,500 restricted share awards vested	8	22	(30)	-	-	-
Net change	-	-	-	-	1,810	1,810

December 31, 2007	$45,338	$30,475	$643	$64,395	$(771)	$140,080

The accompanying notes are an integral part of these financial statements.

FIRST M&F CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years Ended December 31, 2007, 2006 and 2005
(In Thousands)

	2007	2006	2005

Cash flows from operating activities:
Net income	$14,458	$13,925	$12,592
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	319	311	198
Amortization of pension costs	279	167	133
Depreciation and amortization	3,271	2,942	1,998
Provision for loan losses	2,520	3,032	3,146
Net investment amortization (accretion)	(343)	(382)	444
Capitalized dividends on FHLB stock	(382)	(361)	(298)
Net change in unearned fees/deferred costs on loans	116	92	159
Net accretion of discount on time deposits	68	139	45
Net accretion of discount on debt	-	16	-
Loss on extinguishment of debt	126	-	-
Loss on securities available for sale	37	4	24
Gains on loans held for sale	(300)	(308)	(231)
Other asset sale losses	224	17	573
Earnings of noncontrolling interests	34	16	10
Deferred income taxes	2,192	29	(241)
(Increase) decrease in:
Accrued interest receivable	156	(2,592)	(1,975)
Cash surrender value of bank owned life insurance	(689)	(528)	(429)
Loans held for sale	2,022	(1,285)	6,746
Other assets	(2,899)	1,064	(1,973)
Increase (decrease) in:
Accrued interest payable	367	1,321	990
Other liabilities	(1,594)	(428)	1,539

Net cash provided by operating activities	19,982	17,191	23,450

Cash flows from investing activities:
Purchases of securities available for sale	(46,356)	(72,952)	(82,317)
Sales of securities available for sale	6,574	10,374	3,178
Maturities of securities available for sale	66,751	38,857	65,236
Investment in First M&F Statutory Trust I	-	(928)	-
Net (increase) decrease in:
Interest-bearing bank balances	210	6,091	2,584
Federal funds sold	(2,000)	14,807	(150)
Loans	(141,252)	(49,776)	(105,278)
Bank premises and equipment	(7,098)	(5,957)	(4,773)
Purchases of bank owned life insurance	(58)	(189)	(94)
Proceeds from sales of other real estate and other repossessed assets	2,673	3,506	1,967
Net (purchases) redemptions, of FHLB and FRB stock	(1,288)	1,957	(2)
Proceeds from sale of nonmarketable equity securities	-	827	-
Net cash paid in acquisitions	(46)	(30,851)	-

Net cash used in investing activities	(121,890)	(84,234)	(119,649)

Cash flows from financing activities:
Net increase in deposits	76,405	46,760	96,362
Net increase (decrease) in short-term borrowings	(9,936)	1,550	1,254
Proceeds from other borrowings	601,800	122,812	72,800
Repayments of other borrowings	(567,325)	(128,026)	(53,144)
Proceeds from issuance of junior subordinated debt	-	30,928	-
Distributions to, net of contributions of, noncontrolling interests	(35)	(18)	10
Cash dividends	(4,772)	(4,751)	(4,648)
Common shares issued	305	789	159
Common shares repurchased	-	-	(690)
Payments to cancel stock options	(174)	-	-
Tax benefits on stock option transactions	87	394	118

Net cash provided by financing activities	96,355	70,438	112,221

Net increase in cash and due from banks	(5,553)	3,395	16,022

Cash and due from banks at January 1	59,793	56,398	40,376

Cash and due from banks at December 31	$54,240	$59,793	$56,398

FIRST M&F CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years Ended December 31, 2007, 2006 and 2005
(In Thousands)

	2007	2006	2005

Total interest paid	$47,438	$37,666	$22,149
Total income taxes paid	7,163	5,949	4,500
Income tax refunds received	400	10	21
Total payments to other banks to satisfy liens on ORE	575	-	353
Transfers of loans to foreclosed property	5,615	2,656	2,121

Fair value of identifiable assets acquired	$46	$212,923	$-
Goodwill recorded on Columbiana Bancshares acquisition	-	13,913	-
Goodwill recorded on Crockett County Bancshares acquisition	-	2,311	-
Cash paid for Columbiana Bancshares stock	-	(31,294)	-
Cash paid for Crockett County Bancshares stock	-	(7,472)	-
Cash paid for Patrick insurance business	(46)	-	-
Liabilities assumed in acquisitions	$-	$190,381	$-

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

Principles of Consolidation

The consolidated financial statements of First M&F Corporation include the accounts of the Company and its wholly owned subsidiary, Merchants and Farmers Bank, and the accounts of the Bank's wholly owned inactive finance subsidiary, credit insurance subsidiary, general insurance agency subsidiaries, real estate subsidiary, asset-based lending subsidiary and 51% owned accounts receivable financing joint venture and 55% owned title insurance agency. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Comprehensive Income

Comprehensive income includes net income reported in the statements of income and net changes in stockholders equity arising from activity with non-owners. Components of accumulated other comprehensive income (loss) for the Company are: (1) changes in unrealized gain (loss) on securities available for sale, (2) changes in minimum pension liability for 2005 through 2006 and (3) changes in net unamortized pension costs accounted for in accordance with FASB Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” subsequent to adoption in 2006.

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

Loans Held for Sale

Loans held for sale, consisting primarily of mortgages and student loans, are accounted for at the lower of cost or fair value applied on an individual loan basis. Valuation changes are recorded in mortgage banking income or other income.

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

The Bank discontinues the accrual of interest on loans and recognizes income only as received (places the loans in nonaccrual status) when, in the judgment of management, the collection of interest, but not necessarily principal, is doubtful. Accrued interest is charged against interest income on loans when they are placed in nonaccrual status.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Bank measures impaired and restructured loans at the present value of expected future cash flows, discounted at the loan's effective interest rate, or the fair value of collateral if the loan is collateral dependent. Interest on impaired loans is recorded on a cash basis if the loans are in nonaccrual status.

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

The allowance for loan losses is maintained at a level believed to be adequate by management to absorb estimated probable loan losses. Management’s periodic evaluation of the adequacy of the allowance for loan losses is based on estimated credit losses for specifically identified impaired loans as well as estimated probable credit losses inherent in the remainder of the loan portfolio based on historical loss rates. The fundamental tool used by management to estimate impairments and contingency reserves is the individual loan risk rate. Management considers a number of factors in assigning risk rates to individual loans, including: historical loan loss experience for various types of loans, past due trends, current trends, current economic conditions, industry exposure, internal and external loan reviews, loan risk, loan performance, the estimated value of underlying collateral, evaluation of a borrower’s financial condition and other factors considered relevant in grading loans.

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

Other Real Estate

Other real estate acquired through partial or total satisfaction of loans is carried at the lower of fair value or cost. The original cost of other real estate is recognized as the lesser of fair value of the property, net of estimated costs to sell, or the recorded loan balance at the date of acquisition (foreclosure). Any loss incurred at the date of acquisition is charged to the allowance for loan losses. Gains or losses incurred subsequent to the date of acquisition are reported in current operations. Related operating income and expenses are reported in current operations.

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

Income Taxes

The Company, the Bank and the Bank's wholly owned subsidiaries, except for the credit insurance subsidiary, file consolidated Federal and state income tax returns. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Deferred income tax expense (benefit) is the result of changes in deferred tax assets and liabilities between reporting periods. Interest assessed by the taxing authorities is classified as interest expense and penalties are classified as income tax expense in the income statement.

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
Notes to Consolidated Financial Statements

Note 1: (Continued)

Recent Pronouncements

The adoption of the following recent accounting pronouncements did not have a material impact on the Company’s financial condition and results of operations:

•	FASB Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3”

•	FASB Staff Position No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”

•	SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Generally, the entity may only recognize the benefit of tax positions that are more likely than not to be sustained upon examination. The amount of benefit recognized is the largest amount that is greater than 50% likely of being realized upon potential ultimate settlement (based upon the hypothetical tax examination and appeal process). The interpretation also provides derecognition criteria as well as guidance on how to account for potential interest and penalties. A reconciliation of the beginning to ending balance of uncertain tax positions is also required in the financial statement footnotes. The interpretation is effective for fiscal years beginning after December 15, 2006, which makes it effective as of January 1, 2007, for the Company. The Company adopted the interpretation in 2007 with no material impact on its financial condition or results of operations.

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

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 1: (Continued)

In May 2007, the FASB issued FASB Staff Position (FSP) No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48.” This pronouncement clarifies that a tax position can be effectively settled upon examination by a taxing authority. Assessing whether a tax position is effectively settled is a matter of judgment because examinations occur in a variety of ways. In determining whether a tax position is effectively settled, a company should make the assessment on a position-by-position basis, but can conclude that all positions in a particular tax year are effectively settled. The provisions of this FSP are to be applied upon the adoption of Interpretation No. 48. The Company adopted the Interpretation and this FSP on January 1, 2007 with no material effect on its financial condition or results of operations.

In June 2007, the FASB issued Emerging Issues Task Force (EITF) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue No. 06-11 applies to share-based payment arrangements with dividend protection features that entitle employees to receive (a) dividends on equity-classified nonvested shares, (b) dividend equivalents on equity-classified nonvested share units, or (c) payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under SFAS No. 123(R) and result in an income tax deduction for the employer. Consensus was reached on accounting for the tax benefits of the dividend deductions as increases to additional paid-in capital and included in the pool of excess benefits available to absorb tax deficiencies on share-based payment awards. The consensus is effective prospectively for dividends declared in fiscal years beginning after December 15, 2007, making it effective for the Company on January 1, 2007. The Company does not expect the adoption of this Issue to have a material impact on its financial condition or results of operations.

In November 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.” This Bulletin supersedes SAB No. 105, “Application of Accounting Principles to Loan Commitments” by allowing the future cash flows associated with servicing of a loan to be included in the measurement of the written loan commitment, which makes the accounting consistent with SFAS No 156, “Accounting for Servicing of Financial Assets” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This pronouncement is to be applied prospectively to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect the adoption of this Bulletin to have a material impact on its financial condition or results of operations.

In December 2007, the SEC issued SAB No. 110, “Certain Assumptions Used In Valuation Methods.” This Bulletin extends the use of the “simplified method” of determining the expected lives of stock options granted when determining the fair value of the options. The “simplified method” was allowed by SAB No. 107 until December 31, 2007, at which time companies would be required to use the historical option exercise experience of stock-based compensation plans in determining the expected lives of stock option grants. This Bulletin allows the use of the simplified method beyond December 31, 2007 and is effective as of January 1, 2008. The Company does not expect the adoption of this Bulletin to have a material impact on its financial condition or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), “Business Combinations.” This Statement establishes principles and requirements for how an acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the combination. This Statement also requires that an acquirer recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. This Statement also requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. This Statement also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not allowed. The Company does not expect the adoption of this Statement to have a material impact on its financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” This Statement establishes accounting and reporting standards that require (a) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (c) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, (d) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and (e) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is not allowed. The Company does not expect the adoption of this Statement to have a material impact on its financial condition or results of operations.

Reclassifications

Certain reclassifications have been made to the 2006 and 2005 financial statements to be consistent with 2007 presentation.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 2: Acquisitions

Alabama Bank Acquisition

On February 17, 2006, the Company acquired Columbiana Bancshares, Inc. of Columbiana, Alabama and its wholly owned subsidiary First National Bank of Shelby County. The acquisition executes part of a strategy of the Company to expand into Alabama and Tennessee. The attractiveness of the Birmingham and surrounding markets compels entrants to pay a premium to gain access to those markets, resulting in goodwill related to acquisitions of financial institutions with operations based there. The Company paid $31.294 million for all of the shares of Columbiana Bancshares. Included in the cash paid was a payment of $2.5 million to an escrow fund to settle contingent claims related to the legacy Columbiana Bancshares and First National Bank of Shelby County operations. Any remaining funds after settlements are paid to the former Columbiana Bancshares stockholders. All claims have been settled and the remaining escrow balances were disbursed in 2007. Results of operations include the revenues and expenses of the acquired operations from the acquisition date forward. The goodwill recognized is not deductible for income tax purposes. The core deposit intangible asset is being amortized over 16 years.

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

(Dollars in thousands, except per share data)
	2006	2005

Interest income	$93,162	$77,376
Interest expense	40,004	28,276
Net interest income	53,158	49,100
Provision for loan losses	3,661	3,146
Net interest income after provision for loan losses	49,497	45,954

Noninterest income	19,795	18,357
Noninterest expense	51,036	47,583

Income before income taxes and noncontrolling interests	18,256	16,728
Income taxes	5,850	5,362
Noncontrolling interest in earnings (losses) of subsidiaries	10	6
Net income	$12,396	$11,360

Basic earnings per share	$1.37	$1.26
Diluted earnings per share	$1.37	$1.26

Purchase adjustment and core deposit amortization included in pro forma net income before tax	$308	$306
Estimated financing costs included in pro forma net income before tax	1,992	1,992

Significant nonrecurring expense items of Columbiana Bancshares in interim period:
Provision for loan losses	$629

Data processing contract termination fee	576
Columbiana investment banking fees	249
Accelerated amortization of prepaid assets	198
Impairment of affordable housing investment	144
Noninterest expense items	$1,167

Columbiana net loan charge-offs in interim period	$803

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

Florida Charter Acquisition

On July 17, 2006, the Company announced that it had reached a definitive agreement to acquire a Florida banking charter and certain other assets and liabilities from Ameris Bancorp of Moultrie, Georgia. The transaction closed in November 2006. The Company used the charter acquisition to locate a new banking facility in Crestview, Florida. The Company paid $1.025 million in cash to acquire the banking charter.

Agency Acquisition

On September 26, 2007, the Company paid $46 thousand for the accounts of an insurance agency in Kosciusko. The purchase price was allocated to customer renewal list intangible assets and is being amortized over 15 years.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 3: Securities Available for Sale

The following is a summary of the amortized cost and fair value of securities available for sale at December 31, 2007 and 2006:

	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
December 31, 2007:
U.S. Treasury securities	$3,512	$22	$-	$3,534
U.S. Government sponsored entities	69,954	250	36	70,168
Mortgage-backed investments	101,653	776	315	102,114
Obligations of states and political subdivisions	52,329	363	174	52,518
Other	8,723	27	371	8,379
Equity securities	404	21	-	425

	$236,575	$1,459	$896	$237,138

December 31, 2006:
U.S. Treasury securities	$4,004	$-	$40	$3,964
U.S. Government sponsored entities	111,458	29	767	110,720
Mortgage-backed investments	86,525	208	802	85,931
Obligations of states and political subdivisions	50,938	387	382	50,943
Other	9,010	10	55	8,965
Equity securities	1,303	20	18	1,305

	$263,238	$654	$2,064	$261,828

Fair values are determined primarily from prices obtained from an independent, nationally recognized pricing service. These prices include exchange quoted prices, dealer quoted prices and prices derived from market yields published by specialized financial database providers. Mortgage-backed securities trade in a dealer market, and therefore the prices used are derived from dealer quotes. Most non-rated municipal securities and certain corporate securities are not actively traded or quoted in a dealer market. These securities are valued using the provided market yields in a matrix that incorporates other factors such as credit standing and tax status. Other securities include certain collateralized debt obligations (CDOs) of investment vehicles that hold trust preferred securities as collateral. These securities had an amortized cost of $5.026 million and a market value of $4.675 million at December 31, 2007. These CDOs are valued based on dealer quotes, liquidity factors and credit quality assumptions about the underlying financial institution trust preferred obligors.

Provided below is a summary of securities available for sale which were in an unrealized loss position and the length of time that individual securities have been in a continuous loss position at December 31, 2007 and 2006.

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2007:
U.S. Government sponsored entities	$4,495	$5	$26,691	$31	$31,186	$36
Mortgage-backed investments	1,284	8	22,016	307	23,300	315
Obligations of states and political subdivisions	6,085	98	10,265	76	16,350	174
Other	4,675	351	1,965	20	6,640	371

	$16,539	$462	$60,937	$434	$77,476	$896

December 31, 2006:
U.S. Treasury securities	$-	$-	$3,964	$40	$3,964	$40
U.S. Government sponsored entities	37,522	150	59,450	617	96,972	767
Mortgage-backed investments	11,199	125	27,698	677	38,897	802
Obligations of states and political subdivisions	1,485	150	13,769	232	15,254	382
Other	1,509	6	2,983	49	4,492	55
Equity securities	-	-	1,044	18	1,044	18

	$51,715	$431	$108,908	$1,633	$160,623	$2,064

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 3: (Continued)

Management believes that the impairments above are temporary and will be recovered over the investments’ holding periods. The impairments on Government sponsored entities (GSE) and mortgage-backed securities are primarily due to interest rate fluctuations, as the impaired investments all have AAA credit ratings. The mortgage-backed securities are traditional structures that have been minimally affected by the lack of liquidity in the sub-prime mortgage markets. Management has the ability and intent to hold these securities until their values are recovered. At December 31, 2007 there were 19 impaired GSE securities, with 16 securities having impairments in excess of 12 months. At December 31, 2007 there were 51 impaired mortgage-backed securities, with 44 securities having impairments in excess of 12 months. At December 31, 2007 there were 79 impaired municipal securities with 51 securities having impairments in excess of 12 months. The municipal impairments are primarily related to shifts in the yield curve and liquidity premiums being required by market participants. Management believes that the municipality obligations will recover by or before their maturity dates based on the facts that (1) approximately 50% of the securities mature within 5 years, and (2) management knows of no credit-related problems regarding any of the issuers. Management has the ability and intent to hold these securities until the losses are recovered or their maturity dates. The other securities represent 10 impaired investments in corporate debt and debt collateralized by trust preferred securities, all of which have Moody’s credit ratings of at least A1, have long maturities which exacerbate interest rate risk, and which Management intends to hold until the unrealized losses are recovered. Of these securities, 4 have been impaired in excess of 12 months. There are 6 collateralized debt obligations that have impairments lasting less than 12 months. These obligations are secured by commercial bank trust preferred securities. The impairments have arisen due to systematic risk related to the liquidity crisis in corporate debt. Management has evaluated the credit quality of each of these obligations and has determined that the impairments are temporary and that the corporate credit markets will stabilize within the next 24 months. Furthermore, management has the intent and ability to hold the securities until their values are recovered or to their maturity dates.

The amortized cost and fair values of debt securities available for sale at December 31, 2007, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with, or without, call or prepayment penalties. Equity securities are not included since they have no stated maturity. Mortgage-backed securities receive monthly payments based on the cash flows of the underlying collateral. Therefore, their stated maturities do not represent the timing of principal amounts received and no maturity distributions are shown for these securities.

	Amortized	Fair
(Dollars in thousands)	Cost	Value

One year or less	$89,496	$89,462
After one through five years	30,313	30,623
After five through ten years	11,737	11,722
After ten years	2,972	2,792
	134,518	134,599
Mortgage-backed investments	101,653	102,114

	$236,171	$236,713

The following is a summary of the amortized cost and fair value of securities available for sale which were pledged to secure public deposits, short-term borrowings and for other purposes required or permitted by law.

	2007		2006
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value

Pledged to secure public and tax deposits	$189,911	$190,275	$199,134	$197,650
Pledged for the Fed discount window	999	998	994	980
Pledged for other Fed purposes	-	-	2,000	1,995
Pledged for FHLB borrowings	15,922	16,091	20,318	20,321
Pledged for non-public repurchase agreements	4,379	4,391	3,471	3,438
Pledged to an insurance commissioner	539	561	549	545

Total securities pledged	$211,750	$212,316	$226,466	$224,929

The following is a summary of gains and losses on securities available for sale:

(Dollars in thousands)	2007	2006	2005

Gross realized gains	$2	$10	$-
Gross realized losses	(39)	(14)	(24)

	$(37)	$(4)	$(24)

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 4: Loans and Allowance for Loan Losses

The Bank's loan portfolio includes commercial, consumer, agricultural and residential loans originated primarily in its markets in central and north Mississippi, southwest Tennessee, central Alabama and the Florida panhandle. The following is a summary of the Bank's loans held for investment, net of unearned income of $2.350 million and $2.253 million at December 31, 2007 and 2006:

(Dollars in thousands)	2007	2006
Real estate loans:
Residential	$269,601	$262,046
Construction and land development	298,879	227,532
Farmland	69,264	63,302
Nonfarm nonresidential real estate	363,452	331,007
Commercial, financial and agricultural	169,447	150,905
Consumer	40,860	45,872
Other	7,932	6,619

	$1,219,435	$1,087,283

The Bank uses real estate loans as collateral for borrowings at the Federal Home Loan Banks. Approximately $355.663 million and $374.629 million of real estate loans were pledged as collateral for FHLB borrowings at December 31, 2007 and December 31, 2006.

The Bank has a “one-time close” construction loan program that provides construction financing and a permanent mortgage to individuals. Upon completion of the construction, the permanent mortgage is classified as held for sale and sold into the secondary market. The Bank transferred approximately $751 thousand in these loans from construction loans held for investment to mortgages held for sale in 2007.

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

(Dollars in thousands)	2007	2006

Loans outstanding at January 1	$8,491	$11,259
New director and executive additions	157	-
New loans and advances	44,881	62,765
Repayments	(38,060)	(65,021)
Loans sold	(360)	-
Retirements	(798)	(512)

Loans outstanding at December 31	$14,311	$8,491

The following is a summary of nonperforming loans at December 31, 2007 and 2006:

(Dollars in thousands)	2007	2006

Nonaccrual loans	$6,524	$3,557
Loans past due 90 days or more (based on contractual loan terms) and still accruing interest	1,093	376

	$7,617	$3,933

The Company accounts for certain distressed loans as impaired loans. Impaired loans are discounted, using an allowance, to their present value. The allowance on these impaired loans is included in the Company’s allowance for loan losses. In 2006, the Company improved its definition of impaired loans to more closely reflect the definition in FASB Statement No. 114, “Accounting by Creditors for Impairment of a Loan.” The value and liquidity of collateral may affect the amount of allowance allocated to otherwise impaired loans. The following table presents information about the Company’s impaired loans as of and for the years ended December 31, 2007 and 2006:

(Dollars in thousands)	2007	2006

Impaired loans with an allowance	$6,101	$6,976
Impaired loans without an allowance	2,495	2,789

Total impaired loans	$8,596	$9,765

Allowance for impaired loans	$1,701	$1,902

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 4: (Continued)

The following table presents information related to income recognized on impaired loans for the years ended December 31, 2007, 2006 and 2005.

(Dollars in thousands)	2007	2006	2005

Average balance of impaired loans	$8,605	$9,095	$2,196
Interest income recognized on impaired loans	660	752	66

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

The following table shows information concerning loans acquired with evidence of credit deterioration as of December 31, 2007 and 2006.

(Dollars in thousands)	2007	2006
Contractual amounts due	$381	$368
Carrying value	-	-

The following table summarizes the accretable yield activity.

	Accretable	Accretable
	Yield	Yield
Balance at January 1	$-	$-
Additions	-	43
Accretion	-	(20)
Reclassifications to nonaccretable difference	-	2
Disposals	-	(25)
Balance at December 31	$-	$-

The following table summarizes acquisition date information related to loans acquired during 2006.

2006
Contractually required payments due at date of acquisition	$1,422
Cash flows expected to be collected at date of acquisition	1,042
Amount recorded in financial statements at date of acquisition	998

During 2006 the Company recognized a loan loss of $10 thousand on one loan and foreclosed on one real estate secured loan in the amount of $954 thousand.

The Company received $117 thousand in 2006 and $2 thousand in 2007 in payments on the acquired loans.

Transactions in the allowance for loan losses are summarized as follows:

(Dollars in thousands)	2007	2006	2005

Balance at January 1	$14,950	$12,449	$11,619
Allowances of acquired companies	-	2,234	-

Loans charged off	(4,744)	(3,825)	(3,073)
Recoveries	1,491	1,060	757
Net charge-offs	(3,253)	(2,765)	(2,316)

Provision for loan losses	2,520	3,032	3,146

Balance at December 31	$14,217	$14,950	$12,449

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 5: Bank Premises and Equipment

The following is a summary of bank premises and equipment at December 31, 2007 and 2006:

(Dollars in thousands)	2007	2006

Land	$14,426	$12,628
Buildings	35,538	31,707
Furniture, fixtures and equipment	23,078	21,200
Leasehold improvements	445	409
Construction in progress	827	1,328
	74,314	67,272
Less accumulated depreciation and amortization	28,769	26,144

	$45,545	$41,128

Amounts charged to operating expenses for depreciation and amortization of bank premises and equipment were $2.724 million in 2007, $2.612 million in 2006, and $1.943 million in 2005.

Rent expense applicable to operating leases was as follows for the years ended December 31:

(Dollars in thousands)	2007	2006	2005

Buildings and office space	$650	$480	$358
Computer equipment	777	812	619
Other equipment and autos	324	265	192
	1,751	1,557	1,169
Rental income	(42)	(32)	(23)

Net rent expense	$1,709	$1,525	$1,146

The Company is obligated under a number of noncancelable operating leases for premises and equipment. Minimum future lease payments for noncancelable operating leases at December 31, 2007 are as follows:

(Dollars in thousands)
2008	$1,401
2009	952
2010	605
2011	312
2012	299
After 2012	1,184

Total minimum lease payments	$4,753

Note 6: Goodwill and Intangible Assets

The Company adopted SFAS 142 effective on January 1, 2002. With the adoption of SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized. Instead they are reviewed for impairment at least annually or when certain indicators are encountered to determine if they should be written down with an accompanying charge to earnings. Goodwill is tested for impairment during the first quarter of each year. No amortization resulted from the impairment tests during 2007 and 2006.

Intangible assets, such as core deposit intangibles, customer renewal lists and noncompete agreements with a determinable useful life continue to be amortized over their respective useful lives. Renewal list intangibles have 15 year lives with a remaining average life of 8.8 years at December 31, 2007. Noncompete agreement intangibles have 15 year lives with a remaining average life of 2.5 years at December 31, 2007. Core deposit intangibles have lives of 16 to 20 years with a remaining average life of 14.8 years at December 31, 2007.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 6: (Continued)

The following is a summary of goodwill and intangible assets at December 31, 2007:

			Customer
		Core	Renewal	Noncompete	Banking
(Dollars in thousands)	Goodwill	Deposits	Lists	Agreements	Charter

Balance at January 1, 2006	$16,348	$-	$235	$123	$-
Addition due to Columbiana acquisition	13,913	5,889	-	-	-
Addition due to Crockett County acquisition	2,311	1,171	-	-	-
Acquisition of Florida banking charter	-	-	-	-	1,025
Amortization expense	-	(276)	(26)	(28)	-

Balance at December 31, 2006	$32,572	$6,784	$209	$95	$1,025

Addition due to agency acquisition	-	-	46	-	-
Amortization expense	-	(492)	(27)	(28)	-

Balance at December 31, 2007	$32,572	$6,292	$228	$67	$1,025

Estimated amortization expense
2008		$427	$30	$27
2009		427	30	26
2010		427	30	14
2011		427	30	-
2012		427	24	-

The following tables summarize the gross carrying amounts and accumulated amortization balances of amortizing intangible assets as of December 31, 2007 and 2006.

	Gross		Net
	Carrying	Accumulated	Carrying
(Dollars in thousands)	Amount	Amortization	Amount

December 31, 2007:

Customer renewal lists	$513	$285	$228
Noncompete agreements	413	346	67
Core deposits	7,060	768	6,292

	$7,986	$1,399	$6,587

December 31, 2006:

Customer renewal lists	$467	$258	$209
Noncompete agreements	413	318	95
Core deposits	7,060	276	6,784

	$7,940	$852	$7,088

Amortization expense for intangible assets having determinable useful lives amounted to $548 thousand in 2007, $330 thousand in 2006, and $55 thousand in 2005.

The Company acquired the book of business of an insurance agency in Kosciusko, Mississippi in October 2007 for $46 thousand. The $46 thousand was attributed to renewal list intangible assets with an estimated life of 15 years.

The Company acquired a Florida banking charter in a transaction with Ameris Bancorp of Moultrie, Georgia in November 2006 for $1.025 million. The charter is being accounted for as an indefinite-lived intangible asset and is therefore not being amortized. The banking charter is tested for impairment annually and when circumstances arise or events occur that indicate that the asset may be impaired. The banking charter was tested for impairment at December 31, 2007, with no amortization being required.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 7: Other Assets

The following is a summary of other assets at December 31, 2007 and 2006:

(Dollars in thousands)	2007	2006

Cash surrender value of bank owned life insurance	$19,829	$19,082
Federal Home Loan Bank stock	9,677	8,007
Deferred income tax	1,369	4,639
Investment in First M&F Statutory Trust I	928	928
Other	9,906	5,174

	$41,709	$37,830

As a condition to borrowing funds from the Federal Home Loan Banks (FHLB) of Dallas and Atlanta, the Bank is required to purchase stock in the FHLB. No ready market exists for the stock, and it has no quoted market value. The investment in FHLB stock can only be redeemed by the FHLB at face value.

Note 8: Deposits

The following is a summary of deposits at December 31, 2007 and 2006:

(Dollars in thousands)	2007	2006

Noninterest-bearing	$191,206	$180,273

Interest-bearing:
NOW and money market deposits	346,431	328,360
Savings deposits	105,924	94,815
Certificates of deposit of $100 thousand or more	289,533	251,291
Brokered certificates of deposit	28,063	35,021
Other certificates of deposit	301,298	296,222
Total interest-bearing	1,071,249	1,005,709

Total deposits	$1,262,455	$1,185,982

Interest expense on certificates of deposit of $100 thousand or more amounted to $13.210 million in 2007, $9.368 million in 2006 and $5.026 million in 2005.

At December 31, 2007, the scheduled maturities of certificates of deposit are as follows:

(Dollars in thousands)
2008	$546,982
2009	40,755
2010	18,099
2011	5,957
2012	7,101
After 2012	-

$618,894

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 9: Short-Term Borrowings

The following is a summary of information related to short-term borrowings:

(Dollars in thousands)				Weighted
	Balance Outstanding			Average Rate
	Maximum	Average	At	During	At
	Month End	Daily	Year End	Year	Year End
2007:
Federal funds purchased	$20,000	$6,291	$-	5.34%	-%
Securities sold under agreements to repurchase	9,676	6,154	9,676	4.44%	3.87%

	$29,676	$12,445	$9,676

2006:
Federal funds purchased	$25,000	$2,582	$12,900	5.31%	5.44%
Securities sold under agreements to repurchase	10,062	6,205	6,712	4.51%	4.47%

	$35,062	$8,787	$19,612

2005:
Federal funds purchased	$17,400	$4,182	$-	3.77%	-%
Securities sold under agreements to repurchase	18,062	14,874	18,062	4.16%	3.74%

	$35,462	$19,056	$18,062

Federal funds purchased represent primarily overnight borrowings through relationships with correspondent banks. Securities sold under agreements to repurchase generally have maturities of less than 30 days and are collateralized by U. S. Treasury securities and securities of U. S. Government agencies and sponsored entities.

Note 10: Other Borrowings

The following is a summary of other borrowings at December 31, 2007 and 2006:

(Dollars in thousands)	2007	2006

Company’s line of credit with a correspondent bank in the amount of $15 million, maturing in May 2009; secured by approximately 29% of the Bank’s common stock; interest payable quarterly at .75% below the lender’s base rate	$1,917	$10,416

Bank’s advances from Federal Home Loan Banks, net of unamortized purchase accounting adjustments of $5 and $131	199,084	155,984

Other mortgages to third parties on other real estate	311	-

	$201,312	$166,400

Company’s junior subordinated debentures, interest payable quarterly at 6.44% through March 2011, and payable quarterly at 90-day LIBOR plus 1.33% through March 2036; redeemable at par after March 2011	$30,928	$30,928

The Bank has advances from the Federal Home Loan Bank (FHLB) of Dallas under Blanket Agreements for Advances and Security Agreements. These agreements allow the Bank to borrow funds from the FHLB to fund mortgage loan programs and to satisfy certain other funding needs. The value of mortgage-backed securities and mortgage loans pledged under these agreements must be maintained at not less than 115% and 150%, respectively, of the advances outstanding. The Bank has advances from the FHLB of Atlanta, assumed in the acquisition of Columbiana Bancshares in 2006, collateralized by investment securities. The Company’s correspondent line of credit contains certain restrictive covenants related to risk-based capital ratios, allowance for loan loss as a percent of nonperforming loans, return on assets, nonperforming loans as a percent of loans and certain supervisory actions. The Company was in compliance with all debt covenants as of December 31, 2007.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 10: (Continued)

The Company may elect to defer up to 20 consecutive quarterly payments of interest on the junior subordinated debentures. During an extension period the Company may not declare or pay dividends on its common stock, repurchase common stock or repay any debt that has equal rank or is subordinate to the debentures. The Company is prohibited from issuing any class of common or preferred stock that is senior to the junior subordinated debentures during the term of the debentures.

The following is a summary of FHLB advances, net of purchase accounting adjustments, at December 31, 2007 and 2006:

(Dollars in thousands)	2007	2006

Single payment advances maturing within 12 months of year end:
Balance	$109,495	$25,000
Range of rates	4.28%-5.50%	4.82%-5.33%

Single payment advances maturing after 12 months of year end:
Balance	$60,000	$90,869
Range of rates	4.24%-6.50%	4.24%-6.50%
Range of maturities	2009-2010	2008-2012

Amortizing advances:
Balance	$29,589	$40,115
Monthly payment amount	650	1,060
Range of rates	2.17%-8.48%	2.17%-8.48%
Range of maturities	2008-2020	2007-2020

Scheduled principal payments on FHLB advances at December 31, 2007, are as follows:

(Dollars in thousands)
2008	$117,293
2009	36,882
2010	34,088
2011	3,796
2012	3,566
After 2012	3,459

$199,084

Note 11: Variable Interest Entity

In February 2006 the Company issued $30.928 million in fixed/floating rate junior subordinated deferrable interest debentures to First M&F Statutory Trust I. The Company received $30.000 million in cash and $928 thousand of common securities from the Trust. The debentures mature in March 2036 and interest is payable quarterly. The subordinated debentures are redeemable at par at any time commencing in March 2011. The subordinated debentures are the only asset of the Trust. The Trust issued $30.000 million in capital securities through a placement and issued $928 thousand of common securities to the Company.

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

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 12: (Continued)

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

Standby and commercial letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. When issuing letters of credit, the Company applies the same credit policies and standards as it does in the normal lending process. Collateral is obtained based upon the Company's assessment of a customer's credit worthiness. A liability of $148 thousand is recognized at December 31, 2007 and a liability of $107 thousand is recognized at December 31, 2006, for the Company’s obligation to stand ready to perform related to standby letters of credit.

The maximum credit exposure in the event of nonperformance for loan commitments and letters of credit is represented by the contract amount of the instruments. A summary of these instruments at December 31, 2007 and 2006 follows:

(Dollars in thousands)	2007	2006

Commitments to extend credit	$230,280	$211,780
Standby letters of credit	17,357	19,004

At December 31, 2007 there were $22.999 million and at December 31, 2006 there were $4.999 million of standby letters of credit issued on the Company’s behalf by a Federal Home Loan Bank. The Company uses these letters of credit as additional collateral on loan participations sold and is obligated to the Federal Home Loan Bank if the letters of credit must be drawn upon.

The Company makes commitments to originate mortgage loans that will be held for sale. The total commitments to originate mortgages to be held for sale were $10.822 million at December 31, 2007 and $15.292 million at December 31, 2006. These commitments are accounted for as derivatives and marked to fair value through mortgage banking income. At December 31, 2007 mortgage origination-related derivatives with positive fair values of $26 thousand were included in other assets and derivatives with negative fair values of $20 thousand were included in other liabilities. At December 31, 2006 mortgage origination-related derivatives with positive fair values of $23 thousand were included in other assets and derivatives with negative fair values of $63 thousand were included in other liabilities. The Company also engages in forward sales contracts with mortgage investors to purchase mortgages held for sale. Those forward sale agreements that have a determined price and expiration date are accounted for as derivatives and marked to fair value through mortgage banking income. At December 31, 2007 and 2006 the Company had $3.833 million and $6.176 million in locked forward sales agreements in place. At December 31, 2007, forward sale-related derivatives with positive fair values of $3 thousand were included in other assets and derivatives with negative fair values of $19 thousand were included in other liabilities. At December 31, 2006 forward sale-related derivatives with positive fair values of $23 thousand were included in other assets and derivatives with negative fair values of $18 thousand were included in other liabilities.

Mortgages that are sold generally have recourse until the first payment is made. The Company may also be required to repurchase mortgages that do not conform to FNMA or FHA underwriting standards or that contain critical documentation errors or fraud. The Company has not sustained any recourse-related losses in its mortgage program and the repurchase of mortgages has been an extremely rare event. Mortgages sold that had not reached the first payment date were $5.120 million at December 31, 2007, and $4.175 million at December 31, 2006. The Company did not have a recourse liability recorded at December 31, 2007 or 2006.

In the ordinary course of business the Company enters into rental and lease agreements to secure office space and equipment. The Company has a variety of lease agreements in place, all of which are operating leases. The largest lease obligations are for office space and mainframe computer systems. The Company guarantees the lease payments for its wholly-owned banking subsidiary in one data processing lease which expires in September 2008. The remaining payments on the lease at December 31, 2007 were $236 thousand.

The Company is a guarantor of the First M&F Statutory Trust I to the extent that if at any time the Trust is required to pay taxes, duties, assessments or governmental charges of any kind, then the Company is required to pay to the Trust additional sums to cover the required payments.

The Company irrevocably and unconditionally guarantees, with respect to the Capital Securities of the First M&F Statutory Trust I, and to the extent not paid by the Trust, accrued and unpaid distributions on the Capital Securities and the redemption price payable to the holders of the Capital Securities.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 13: Accumulated Other Comprehensive Income

The following is a summary of the gross amounts of accumulated other comprehensive income and the related income tax effects:

(Dollars in thousands)	Gross	Tax	Net

December 31, 2007:
Net unrealized gain on securities available for sale	$563	$210	$353
Net unamortized pension costs	(1,792)	(668)	(1,124)

	$(1,229)	$(458)	$(771)

December 31, 2006:
Net unrealized loss on securities available for sale	$(1,410)	$(526)	$(884)
Net unamortized pension costs	(2,707)	(1,010)	(1,697)

	$(4,117)	$(1,536)	$(2,581)

December 31, 2005:
Net unrealized loss on securities available for sale	$(1,171)	$(437)	$(734)
Minimum pension liability	(2,950)	(1,101)	(1,849)

	$(4,121)	$(1,538)	$(2,583)

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

Common Stock Repurchase Program

On April 14, 2004, the Company’s Board of Directors authorized a new stock repurchase program to repurchase up to 120,000 (not adjusted for split) shares of common stock in the open market over a twelve month period beginning on May 1, 2004, and ending on April 30, 2005. The authorization limited the number of shares to be repurchased in any calendar month to no more than 10,000 (not adjusted for split).

On May 11, 2005, the Company’s Board of Directors authorized a new stock repurchase plan allowing for the purchase of up to 10,000 (not adjusted for split) shares per month through May 2006.

On December 12, 2007, the Company’s Board of Directors authorized a new stock repurchase plan allowing for the purchase of up to 500,000 shares during the period of January through December 2008.

The timing and extent of any repurchases are subject to management’s discretion and will depend on market considerations. The Board will review the repurchase program at the end of 2008 to determine whether to renew the plan for an additional twelve month period. The reacquired shares will be held as authorized but unissued shares to be used for general corporate purposes.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 15: Stock Compensation Plan

The Company adopted Statement of Financial Accounting Standards (SFAS) 123 (revised 2004), “Share-Based Payment”, as of July 1, 2005. SFAS No. 123R requires the use of the fair value method of accounting for stock-based compensation. The Company adopted the modified prospective method of transition whereby stock-based compensation expense is recognized prospectively for all stock-based awards that were not fully vested as of the date of adoption of the Statement, and for all awards issued thereafter. Stock options generally vest evenly over a five year period. Stock grants fully vest on certain dates (cliff vesting), for generally one, three, five or seven year terms. The following table shows the 2005 effect of share-based compensation on certain operating items of adopting SFAS No. 123R.

		Under SFAS No. 123 And
(Dollars in thousands, except share data)	Under SFAS No. 123R	APB Opinion No. 25	Difference

Net income before tax	$(198)	$(188)	$(10)
Net income	(123)	(117)	(6)
Cash flows from operations	38	156	(118)
Cash flows from financing activities:
Stock options exercised	159	159	-
Tax benefits realized	118	-	118

Earnings per share effect:
Basic	$(.03)	$(.03)	$-
Diluted	(.03)	(.03)	-

Through June 30, 2005 the Company accounted for its stock-based employee compensation plans based on the “intrinsic value method” provided for in Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The Company elected not to adopt the recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, which require a fair-value based method of accounting for stock options and similar equity awards. Because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized on stock option plans. SFAS No. 123, as amended by SFAS No. 148, requires pro forma disclosures for net income and earnings per share for companies not adopting its fair value accounting method for stock-based employee compensation. SFAS No. 123R requires that these disclosures be made for all periods for which SFAS No. 123R is not retrospectively applied. The pro forma disclosures required by SFAS No. 123 are shown in the table below using the fair value method of SFAS No. 123R to measure compensation expense for stock-based employee plans as if the Company had used the fair value method of accounting. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions in 2007, 2006 and 2005: expected dividend yields of 3.00%, 3.25% and 3.25%; expected volatility of 19.95%, 20.52% and 22.35%; risk-free interest rates of 4.62%, 6.50% and 6.50%; and expected lives of 7 years, 7 years and 10 years. Expected dividends are based on current dividend rates at the grant date. Expected volatility is estimated using the Company’s historical price variances over the prior ten years. The expected lives are calculated as the average of the contractual life and the vesting period, which approximates the Company’s historical experience. The estimated fair values of stock options at their grant date were $3.91 in 2007, $4.67 in 2006 and $4.88 in 2005.

(Dollars in thousands, except share data)	2007	2006	2005

Net income, as reported	$14,458	$13,925	$12,592
Add: Stock option expense recognized, net of taxes	12	13	6
Restricted stock award expenses recognized, net of taxes	188	181	54
Unrestricted stock award expenses recognized, net of taxes	-	-	63

Less: Total stock option expense determined under the fair value method, net of taxes	12	13	12
Restricted stock award expenses, net of taxes	188	181	54
Unrestricted stock award expenses, net of taxes	-	-	63

Net income, pro forma	$14,458	$13,925	$12,586

Earnings per share, as reported:
Basic	$1.60	$1.54	$1.40
Diluted	1.59	1.53	1.40

Earnings per share, pro forma:
Basic	$1.60	$1.54	$1.40
Diluted	1.59	1.53	1.40

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 15: (Continued)

The Company implemented a stockholder approved Stock Option Plan, effective January 1, 1999, authorizing the grant of incentive stock options (ISO's) to key employees and nonstatutory stock options (NSO's) to members of the Board. The stated purpose of the plan was to provide incentives to key officers and directors by permitting them to purchase stock in the Company under the provisions of this plan. The maximum number of shares of stock that could be optioned or sold under the plan were 500,000 shares. Under the provisions of the plan, the Company and the participating employees and directors executed agreements, upon the grant of options, providing each participant with an option to purchase stock within ten years of the date of the grant. In May 2005 the Stock Option Plan was replaced by the shareholder approved 2005 Equity Incentive Plan. The plan allows for share-based payments in the form of stock options, restricted stock awards, stock appreciation rights and other stock-based awards. The maximum number of shares that may be awarded are 700,000. However, there are limits on certain types of awards. The maximum number of shares that may be awarded in the form of stock options is 400,000. The maximum number of shares that may be awarded in forms other than options and stock appreciation rights is 500,000. The maximum number of shares that may be awarded to Directors is 100,000. The number of shares available under the 2005 Equity Incentive Plan reflect a 2-for-1 stock split in the form of a 100% dividend effective May 15, 2006.

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

The following is a summary of stock option activity:

		Weighted
		Average
	Outstanding	Exercise
	Options	Price

January 1, 2005	252,370	$15.08
Options granted	7,000	17.00
Options exercised	(12,000)	13.28
Options forfeited	(8,000)	15.49
December 31, 2005	239,370	15.20
Options granted	3,000	19.06
Options exercised	(55,908)	14.12
Options forfeited	-	-
December 31, 2006	186,462	15.59
Options granted	2,000	19.00
Options exercised	(19,854)	15.37
Options forfeited	(2,000)	16.25
Options cancelled	(38,108)	13.96
December 31, 2007	128,500	$16.16

The following is a summary of stock options outstanding at December 31, 2007:

		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
		Contractual	Price-		Price-
Exercise	Options	Life	Options	Options	Options
Price Range	Outstanding	(Years)	Outstanding	Exercisable	Exercisable

$ 10.00 - $ 10.13	5,000	2.93	$10.05	5,000	$10.05
12.63 - 16.25	101,500	1.41	16.06	101,500	16.06
17.00 - 19.06	22,000	6.97	18.00	8,800	17.96

	128,500	2.42	$16.16	115,300	$15.94

Available for additional grant at December 31, 2007				395,000

The aggregate intrinsic value of options outstanding at December 31, 2007, was $45 thousand. The aggregate intrinsic value of options exercisable at December 31, 2007, was $45 thousand. The total intrinsic value of options exercised during 2007, 2006 and 2005 was $58 thousand, $257 thousand and $46 thousand, respectively.

Management, with authorization from the Board of Directors, negotiated a payment with three option holders to cancel 38,108 in-the-money options that were set to expire in March 2007. The values of the options at the times of the transactions were higher than the amounts paid, thereby requiring no compensation expense to be recognized. The total amount paid to cancel the options was $175 thousand.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 15: (Continued)

The Company has issued restricted stock awards to certain executives and senior officers. The awards vest over periods of one to seven years and are forfeited in their entirety if the officer leaves the Company before the end of the vesting term. Additionally the restricted shares include a performance condition that may accelerate vesting at the achievement of a diluted earnings per share and net income target. Non-achievement of the performance condition during the vesting period would not prevent vesting of the shares. Dividends are paid quarterly to restricted stock grantees. At December 31, 2007 and 2006 there were $1.423 million and $1.638 million in unrecognized compensation costs. The unrecognized costs at December 31, 2007 are expected to be recognized over a weighted-average period of 3.5 years. The Company estimates that 4.00% (.57% annual rate) of the nonvested shares will be forfeited in determining net compensation expenses recognized. In March 2007, 3,000 shares of restricted stock were forfeited. In December 2007, 1,500 shares of restricted stock with a fair value of $24 thousand became fully vested and outstanding.

The following table summarizes restricted stock awards outstanding at December 31, 2007:

Grant Date	Shares Granted	Grant Date Fair Value	Vesting Date
August 2005	72,000	$17.08	August 2012
August 2005	1,766	17.08	August 2008
December 2005	6,000	16.86	May 2009
December 2005	6,000	16.86	June 2011
December 2005	25,000	16.86	December 2012
December 2006	1,500	19.59	December 2008
December 2006	1,000	19.59	December 2009
December 2007	13,250	15.48	December 2014

The following table provides a summary of the restricted stock activity:

		Grant Date
	Shares	Fair Value
January 1, 2005	-	$-
Granted in 2005	113,766	17.00
December 31, 2005	113,766	17.00
Granted in 2006	4,000	19.59
December 31, 2006	117,766	17.09
Granted in 2007	13,250	15.48
Forfeited in 2007	(3,000)	17.08
Vested in 2007	(1,500)	19.59
December 31, 2007	126,516	$16.89

In December 2005, the Company issued 3,000 shares of stock bearing no restrictions at a grant date fair value of $33.71 to certain senior and executive officers as a performance bonus. The Company recognized $101 thousand in compensation expense in 2005 related to the unrestricted stock awards.

Note 16: Other Expenses

Significant components of other expenses are summarized as follows:

(Dollars in thousands)	2007	2006	2005

Postage and shipping	$831	$676	$604
Stationery and supplies	1,002	1,002	866
Accounting, legal and professional fees	922	1,427	905
Insurance expense	806	709	650
Other	5,920	6,326	4,918

	$9,481	$10,140	$7,943

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 17: Income Taxes

The components of income tax expense (benefit) are as follows:

(Dollars in thousands)	Federal	State	Total
2007:
Current	$4,630	$502	$5,132
Current benefits from net operating loss carryforwards	(349)	-	(349)
Current taxes related to noncontrolling interests	11	2	13
Deferred	1,949	243	2,192
Total	$6,241	$747	$6,988

2006:
Current	$6,075	$494	$6,569
Current taxes related to noncontrolling interests	5	1	6
Deferred	(155)	184	29
Total	$5,925	$679	$6,604

2005:
Current	$5,523	$718	$6,241
Current taxes related to noncontrolling interests	3	1	4
Deferred	(209)	(32)	(241)
Total	$5,317	$687	$6,004

The differences between actual income tax expense and expected income tax expense are summarized as follows:

(Dollars in thousands)	2007	2006	2005

Amount computed using the Federal statutory rates on income before taxes	$7,299	$6,978	$6,322
Increase (decrease) resulting from:
Tax exempt income, net of disallowed interest deduction	(605)	(635)	(665)
State income tax expense, net of Federal effect	492	447	453
Life insurance income	(234)	(198)	(146)
Other, net	36	12	40

	$6,988	$6,604	$6,004

The change in the net deferred taxes is a result of current period deferred tax expense (benefit), and changes in accumulated other comprehensive income. The components of the net deferred tax asset (liability) at December 31, 2007 and 2006 consist of the following:

(Dollars in thousands)	2007	2006

Allowance for loan losses	$5,219	$5,352
Loan fees	613	510
Purchase accounting adjustments, investments and loans	486	616
Nonperforming assets	528	395
Accrued expenses	239	380
Share-based compensation	257	151
Employee benefit plans	161	103
Unrealized loss on securities available for sale	-	526
Operating loss carryforwards	-	875
Unused tax credits	-	254
Other	165	245
Total deferred tax assets	7,668	9,407

Fixed assets and depreciation	(2,221)	(1,255)
Federal Home Loan Bank stock dividends	(632)	(623)
Intangible assets	(2,323)	(2,487)
Purchase accounting adjustments, deposits and borrowings	(12)	(68)
Prepaid expenses	(430)	(254)
Net pension asset and unamortized pension costs	(440)	(54)
Unrealized gain on securities available for sale	(210)	-
Other	(31)	(27)
Total deferred tax liabilities	(6,299)	(4,768)

	$1,369	$4,639

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 17: (Continued)

In connection with the Columbiana acquisition, the Company has the following remaining net operating losses and tax credits available for carryover for Federal income tax purposes at December 31, 2007:

(Dollars in thousands)	Amount	Expiration Dates

Net operating loss	$716	2025
Tax credits	107	2025 - 2026

The Company implemented FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No 109” as of January 31, 2007 with no adjustment for uncertain tax positions. The Company had no recognized uncertain tax positions as of December 31, 2007 and therefore has not had any tax accruals in 2007 related to uncertain positions.

Note 18: Employee Benefit Plans

Pension Plan

The Bank has a defined benefit pension plan covering substantially all full-time employees of the Bank and subsidiaries. Benefits under this plan are based on years of service and average annual compensation for a five year period. The Bank froze benefit accruals under this plan effective September 30, 2001.

The measurement date for actuarial calculations for the plan is October 1 of each year. The following is a summary of the plan's funded status:

(Dollars in thousands)	2007	2006

Change in benefit obligation:
Projected benefit obligation at beginning of year	$8,467	$8,933
Service cost	-	-
Interest cost	473	456
Actuarial gain	(251)	(452)
Benefit payments	(453)	(470)
Projected benefit obligation at end of year	8,236	8,467

Change in plan assets:
Fair value of plan assets at beginning of year	8,612	7,787
Actual return on plan assets	822	564
Employer contributions	400	750
Refund of PBGC premiums	64	-
Benefit payments	(453)	(470)
Expenses	(28)	(19)
Fair value of plan assets at end of year	9,417	8,612

Funded status at measurement date	$1,181	$145

The following is a summary of amounts recorded in the consolidated statements of condition:

(Dollars in thousands)	2007	2006

Net pension asset	$1,181	$145

Accumulated other comprehensive income, before income taxes	$1,792	$2,707
The following is a summary of information related to benefit obligations and plan assets:

(Dollars in thousands)	2007	2006

Projected benefit obligation	$8,236	$8,467
Accumulated benefit obligation	8,236	8,467
Fair value of plan assets	9,417	8,612

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 18: (Continued)

The following is a summary of the components of accumulated other comprehensive income:

(Dollars in thousands)	2007	2006

Accrued pension benefit cost	$-	$-
Unamortized transition asset	(18)	(27)
Unamortized prior service credit	(145)	(182)
Unamortized actuarial loss	1,955	2,916
Accumulated other comprehensive income	$1,792	$2,707

Components of net periodic benefit costs and other amounts recognized in other comprehensive income:

(Dollars in thousands)	2007	2006	2005
Net Periodic Benefit Cost:

Service cost	$-	$-	$-
Interest cost	473	456	463
Expected return on plan assets	(565)	(509)	(504)
Amortization of transition asset	(9)	(9)	(9)
Amortization of prior service credit	(37)	(37)	(37)
Recognized actuarial loss	417	266	220

Net periodic benefit cost	$279	$167	$133

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:

Net gain	$(544)
Amortization of actuarial net loss	(417)
Amortization of transition asset	9
Amortization of prior service credit	37
Total recognized in other comprehensive income	$(915)
Total recognized in net periodic benefit cost and other comprehensive income	$(636)

The Company has elected to amortize the unrecognized net gain or loss over a seven year period on a straight-line basis starting in 2007. For plan years up through 2006, the unrecognized gain or loss has been amortized based on the average remaining service period of participants.

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic pension cost during 2008 is $326 thousand. The estimated prior service cost and amortization of transition asset that will be amortized from accumulated comprehensive income to reduce net periodic pension cost during 2008 are $37 thousand and $9 thousand respectively.

Total expense recorded in the accompanying consolidated statements of income related to the pension plan included the following components:

(Dollars in thousands)	2007	2006	2005

Net pension cost	$279	$167	$133
Payments for expenses made on behalf of the plan	32	65	56
Refund of premiums from the PBGC	(64)	-	-

	$247	$232	$189

The following is a summary of weighted average assumptions:

	2007	2006	2005

Discount rate for determining current year’s costs	5.75%	5.25%	5.75%
Discount rate for determining year end benefit obligation	5.75%	5.75%	5.25%
Expected return on plan assets for determining current year’s costs	6.75%	6.75%	7.00%
Rate of compensation increase (plan is frozen)	-%	-%	-%

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 18: (Continued)

The Company estimates the long-term rate of return on plan assets using historical returns, changes in asset mix, general economic conditions and industry practice. Historical annual returns on plan assets have ranged from losses of approximately 10% to gains in excess of 15%. The short-term volatility of these returns makes them an unreliable indicator of future long-term returns. Therefore, the historical plan rate of return is not used as a starting point, but rather as a guideline in determining the plan assumption for returns. The plan return was 9.1% in 2007 and 6.9% in 2006. The mix of invested assets has changed over time from predominately fixed-income securities prior to 1997 to a mix of equity securities and fixed-income securities thereafter. The equity securities have brought more return volatility and higher expected returns to the portfolio. Through 2007, Management has operated under the assumption that the long-term equity market returns will approximate the past 50 years, which provided an average 12.3% return, based upon stock market historical data. Current and expected economic conditions have also been considered in determining the estimate of long-term returns. Management also uses a survey of pension plan managers provided by a third party which indicates the rate of return assumptions that are predominant in the industry. At the end of 2006, Management changed its investment horizon to coincide with the amortization period of the unamortized actuarial gain or loss. Therefore, the assumption concerning expected returns for 2007 was maintained at 2006 levels, even though rates generally increased during 2006, to reflect the shorter investment horizon. The expected return assumption for 2008 is being maintained at the same level as 2007 and 2006. Management intends to terminate the Plan within the next 7 to 10 years.

The plan’s asset allocations at December 31, 2007 and 2006 by asset category are as follows:

	2007	2006

Interest-bearing bank balances	3%	3%
Debt securities	33%	33%
Equity securities	64%	64%

	100%	100%

Equity securities included 18,868 shares of the Company’s common stock at December 31, 2007 and 2006.

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

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 18: (Continued)

Pension benefit payments are made from assets of the pension plan. It is anticipated that future benefit payments for the plan will be as follows.

(Dollars in thousands)
Year	Expected payments

2008	$460
2009	484
2010	526
2011	525
2012	534
2013 – 2017	2,845

The Company expects to contribute $400 thousand to the pension plan in 2008.

Profit and Savings Plan

The Bank has a profit and savings plan which includes features such as an Employee Stock Ownership Plan (ESOP) and a 401(k) plan which provides for certain salary deferrals, covering substantially all full-time employees of the Bank and subsidiaries. The Bank matched employee 401(k) contributions equal to 50% of an employee's first 5% of salary deferral through 2004. Beginning in 2005, the Company matched contributions equal to 50% of an employee’s first 6% of salary deferral. Effective in May 2006, the Company began matching 60% of an employee’s first 6% of salary deferral for all employees with less than five years of credited service. Concurrently, the Company began matching 75% of an employee’s first 6% of salary deferral for all employees with fives years or more of credited service. Total matching contributions for this plan were $723 thousand in 2007, $561 thousand in 2006 and $369 thousand in 2005. During 2004, the Company began making matching contributions on a monthly basis rather than on an annual basis. Additional contributions to the plan are at the discretion of the Board of Directors. Discretionary contributions, which are invested in the Company’s common stock, for this plan were $75 thousand in 2007, 2006 and 2005. ESOP shares are considered outstanding for basic earnings per share calculations. Dividends on ESOP shares are deducted from retained earnings when declared.

At December 31, 2007 and 2006, the profit and savings plan owned 192,958 and 182,418 shares of the Company's common stock.

Nonqualified Deferred Compensation Plan

The Bank has a nonqualified deferred compensation plan for senior officers and executives of the Bank and its subsidiaries. The plan allows for the deferral of salary by the participants with the Company having the option of also making matching contributions and profit sharing contributions. The participant’s earnings credits are indexed to selected mutual fund returns. Matching contributions and profit sharing contributions vest evenly over a five (5) year period. The Company will use the earnings of Bank-owned life insurance policies to provide sufficient revenues to offset the cost of the liabilities incurred by participant earnings credits. Participants deferred $106 thousand of compensation during 2007 and $135 thousand during 2006. The Company did not make any profit sharing contributions to the plan in 2007 or 2006. The plan also had distributions of $5 thousand in 2007 and $2 thousand in 2006. Included in salaries and employee benefit expenses are $55 thousand in earnings credits to employees’ accounts for 2007 and $8 thousand for 2006. Also included in salaries and employee benefit expenses are administrative expenses of $5 thousand in 2007 and $60 thousand in 2006.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 19: Earnings Per Share

The following table shows a reconciliation of earnings per share to diluted earnings per share:

(Dollars in thousands, except share data)	2007	2006	2005

Basic earnings per share:
Net income	$14,458	$13,925	$12,592

Weighted average shares outstanding	9,060,137	9,016,384	8,990,060

Basic earnings per share	$1.60	$1.54	$1.40

Diluted earnings per share:
Net income	$14,458	$13,925	$12,592

Weighted average shares outstanding	9,060,137	9,016,384	8,990,060
Dilutive effect of options and restricted stock grants	48,980	50,944	19,142

Adjusted weighted average shares outstanding	9,109,117	9,067,328	9,009,202

Diluted earnings per share	$1.59	$1.53	$1.40

Stock options not included in adjusted shares due to anti-dilutive effect	1,677	1,704	1,825

Note 20: Fair Value of Financial Instruments

The following table presents the carrying amounts and fair values of the Company’s financial instruments at December 31, 2007 and 2006.

	2007		2006
(Dollars in thousands)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and short-term investments	$59,720	$59,720	$63,483	$63,483
Securities available for sale	237,138	237,138	261,828	261,828
Loans held for sale	5,571	5,571	7,263	7,263
Loans held for investment	1,205,218	1,206,993	1,072,333	1,067,828
Nonmarketable equity investments	9,755	9,755	8,085	8,085
Investment in unconsolidated VIE	928	928	928	928
Financial liabilities:
Deposits	1,262,455	1,262,147	1,185,982	1,157,512
Short-term borrowings	9,676	9,676	19,612	19,612
Other borrowings	201,312	198,427	166,400	161,024
Junior subordinated debt	30,928	31,617	30,928	31,841
Other financial instruments:
Commitments to extend credit	(10)	644	(35)	490
Letters of credit	148	148	107	107

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

Short-term borrowings are highly liquid and therefore the net book value of the majority of these financial instruments approximates fair value due to the short term nature of these items.

The fair value of other borrowings, which consist of Federal Home Loan Bank advances and borrowings from correspondent banks is estimated by discounting the future cash flows, using current market rates for borrowings of similar terms and maturities.

Junior subordinated debt is valued by discounting the expected cash flows using a current market rate for similar instruments.

Commitments to extend credit and letters of credit are valued based on the fees charged to enter into similar credit arrangements.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 21: Regulatory Matters

Federal banking regulations require that the Bank maintain certain cash reserves based on a percent of deposits. This requirement was $1.660 million, which was covered by $12.065 million in vault cash, at December 31, 2007. The Company is also required to hold a clearing balance of $2.000 million with the Federal Reserve. This clearing balance is included in cash and due from banks.

The Company is required to hold a $100 thousand certificate of deposit in a commercial bank as a compensating balance for a third party credit card originator. The certificate of deposit is included in interest-bearing bank balances.

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

Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Total Capital and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007, that all capital adequacy requirements have been met.

As of December 31, 2007, the most recent notification by the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company's and Bank's actual capital amounts and ratios as of December 31, 2007 and 2006, are also presented in the table:

(Dollars in thousands)	Actual		Minimum Capital		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2007:
Total capital (to risk weighted assets):
Company	$147,258	10.8%	$109,095	8.0%	$-	-
Bank	146,679	10.8%	108,998	8.0%	136,247	10.0%

Tier I capital (to risk weighted assets):
Company	133,031	9.8%	54,547	4.0%	-	-
Bank	132,452	9.7%	54,499	4.0%	81,748	6.0%

Tier I capital (to average assets):
Company	133,031	8.4%	63,597	4.0%	-	-
Bank	132,452	8.3%	63,521	4.0%	79,401	5.0%

December 31, 2006:
Total capital (to risk weighted assets):
Company	$137,443	11.5%	$95,759	8.0%	$-	-
Bank	145,242	12.1%	95,623	8.0%	119,529	10.0%

Tier I capital (to risk weighted assets):
Company	122,493	10.2%	47,880	4.0%	-	-
Bank	130,301	10.9%	47,811	4.0%	71,717	6.0%

Tier I capital (to average assets):
Company	122,493	8.3%	59,362	4.0%	-	-
Bank	130,301	8.8%	59,286	4.0%	74,107	5.0%

Dividends paid by the Bank are the primary source of funds available to the Company for payment of dividends to its shareholders and other cash needs. Applicable Federal and state statutes and regulations impose restrictions on the amounts of dividends that may be declared by the Bank. The Bank may also be restricted in its ability to pay dividends due to regulatory violations cited in an examination. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of the Bank's total capital in relation to its assets, deposits and other such items, and as a result, capital adequacy considerations could further limit the availability of dividends from the Bank. These restrictions are not anticipated to have a material effect on the ability of the Bank to pay dividends to the Company.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 22: Summarized Financial Information of First M & F Corporation

Summarized financial information of First M & F Corporation (parent company only) is as follows:

STATEMENTS OF CONDITION

(Dollars in thousands)	2007	2006
Assets

Cash	$309	$1,312
Investment in banking subsidiary	169,501	165,855
Investment in statutory trust	928	928
Other assets	2,279	1,390

	$173,017	$169,485
Liabilities and Stockholders’ Equity

Note payable	$1,917	$10,417
Junior subordinated debt	30,928	30,928
Other liabilities	92	93
Stockholders’ equity	140,080	128,047

	$173,017	$169,485

STATEMENTS OF INCOME

(Dollars in thousands)	2007	2006	2005
Income:
Dividends received from banking subsidiary	$14,500	$9,400	$9,200
Dividends received from statutory trust	60	50	-
Equity in undistributed earnings of banking subsidiary	1,432	6,059	3,624
Other income	2	201	21
Total income	15,994	15,710	12,845

Expenses:
Interest on other borrowings	229	690	190
Interest on junior subordinated debentures	1,991	1,748	-
Other expenses	190	257	198
Total expenses	2,410	2,695	388

Income before income taxes	13,584	13,015	12,457

Income tax benefit	874	910	135

Net income	$14,458	$13,925	$12,592

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 22: (Continued)

STATEMENTS OF CASH FLOWS

(Dollars in thousands)	2007	2006	2005
Cash flows from operating activities:
Net income	$14,458	$13,925	$12,592
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(1,432)	(6,059)	(3,624)
Other, net	(975)	(1,682)	(252)
Net cash provided by operating activities	12,051	6,184	8,716

Cash flows from investing activities:
Investment in First M&F Statutory Trust I	-	(928)	-
Proceeds from sale of nonmarketable equity securities	-	827	-
Proceeds from sale of land	-	340	-
Net cash paid in acquisitions	-	(39,443)	-
Net cash used in investing activities	-	(39,204)	-

Cash flows from financing activities:
Increase (decrease) in note payable	(8,500)	6,614	(4,000)
Issuance of junior subordinated debt	-	30,928	-
Cash dividends	(4,772)	(4,751)	(4,648)
Common shares issued	305	789	159
Common shares repurchased	-	-	(690)
Tax benefits on stock option transactions	87	394	118
Cash paid to cancel options	(174)	-	-
Net cash provided by (used in) financing activities	(13,054)	33,974	(9,061)

Net increase (decrease) in cash	(1,003)	954	(345)

Cash at January 1	1,312	358	703

Cash at December 31	$309	$1,312	$358

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

As of December 31, 2007 (the "Evaluation Date"), the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as defined in the Exchange Act Rules. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are sufficiently effective to ensure that material information relating to the Company and required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting is contained on page 31 of this Annual Report on Form 10-K and is hereby incorporated by reference.

The Report of Independent Registered Public Accounting Firm is contained on page 32 of this Annual Report on Form 10-K and is hereby incorporated by reference.

Design and Evaluation of Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company included a report of management’s assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2007. The Company’s independent registered public accounting firm has also reported on the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s report are included in the section, Financial Statements and Supplementary Data of this Annual Report on Form 10-K, under the headings “Management’s Annual Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”

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

FIRST M&F CORPORATION AND SUBSIDIARY

EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated by reference and contained in the proxy material on Page 8 and following.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of owners and management is incorporated by reference and contained in the proxy material on Page 5 and following.

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

PART IV

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Exhibits

The following financial statements included under the heading "Financial Statements and Supplementary Data" are included in this report:

(a)	Management’s Annual Report on Internal Control Over Financial Reporting
(b)	Report of Independent Registered Public Accounting Firm (on internal control)
(c)	Report of Independent Registered Public Accounting Firm
(d)	Consolidated Statements of Condition - December 31, 2007 and 2006
(e)	Consolidated Statements of Income - Years Ended December 31, 2007, 2006 and 2005
(f)	Consolidated Statements of Comprehensive Income - Years Ended December 31, 2007, 2006 and 2005
(g)	Consolidated Statements of Stockholders’ Equity - Years Ended December 31, 2007, 2006 and 2005
(h)	Consolidated Statements of Cash Flows - Years Ended December 31, 2007, 2006 and 2005
(i)	Notes to Consolidated Financial Statements

The following exhibits have been filed with the Securities and Exchange Commission and are available upon written request:

3 (A)	Articles of Incorporation, as amended. Filed as Exhibit 3 to the Company's Form S-1 (File No. 33-08751) September 15, 1986, incorporated herein by reference.

3 (B)	Bylaws, as amended. Filed as Exhibit 3-b to the Company's Form S-1 (File No. 33-08751) September 15, 1986, incorporated herein by reference.

10(A)	First M&F Corporation 2005 Equity Incentive Plan. Filed as Appendix A to the Company’s Proxy Statement, March 15, 2005, incorporated herein by reference

10(B)	Merchants and Farmers Bank Profit and Savings Plan, as amended. Filed as Exhibit 10(B) to the Company’s Form 10-Q on August 9, 2005, incorporated herein by reference

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

The following Rule 13a-14(a)/15d-14(a) Certifications are included as exhibits to this report:

31	Rule 13a-14(a) Certification of Hugh S. Potts, Jr., Chief Executive Officer and Rule 13a-14(a) Certification of John G. Copeland, Chief Financial Officer

The following Section 1350 Certifications are included as exhibits to this report:

32	Section 1350 Certification of Hugh S. Potts, Jr., Chief Executive Officer and Section 1350 Certification of John G. Copeland, Chief Financial Officer

FIRST M&F CORPORATION AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST M & F CORPORATION

BY:	/s/ Hugh S. Potts, Jr.	BY:	/s/ John G. Copeland
	Hugh S. Potts, Jr.		John G. Copeland
	Chairman of the Board and Chief Executive Officer		EVP & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Hugh S. Potts, Jr.
DATE: March 12, 2008	Hugh S. Potts, Jr., Director

/s/ Scott M. Wiggers
DATE: March 12, 2008	Scott M. Wiggers, Director

/s/ Jeffrey A. Camp
DATE: March 12, 2008	Jeffrey A. Camp, Director

/s/ Hollis C. Cheek
DATE: March 12, 2008	Hollis C. Cheek, Director

/s/ Jon A. Crocker
DATE: March 12, 2008	Jon A. Crocker, Director

/s/ Toxey Hall, III
DATE: March 12, 2008	Toxey Hall, III, Director

/s/ J. Marlin Ivey
DATE: March 12, 2008	J. Marlin Ivey, Director

/s/ Susan P. McCaffery
DATE: March 12, 2008	Susan P. McCaffery, Director

/s/ Michael L. Nelson
DATE: March 12, 2008	Michael L. Nelson, Director

/s/ Otho E. Pettit, Jr.
DATE: March 12, 2008	Otho E. Pettit, Jr., Director

/s/ Samuel B. Potts
DATE: March 12, 2008	Samuel B. Potts, Director

/s/ Charles W. Ritter, Jr.
DATE: March 12, 2008	Charles W. Ritter, Jr., Director

/s/ L. F. Sams, Jr.
DATE: March 12, 2008	L. F. Sams, Jr., Director

FIRST M&F CORPORATION AND SUBSIDIARY

Signatures: (Continued)

/s/ Michael W. Sanders
DATE: March 12, 2008	Michael W. Sanders, Director

/s/ Larry Terrell
DATE: March 12, 2008	Larry Terrell, Director

/s/ James I. Tims
DATE: March 12, 2008	James I. Tims, Director

EXHIBIT INDEX

3 (A)	Articles of Incorporation, as amended. Filed as Exhibit 3 to the Company's Form S-1 (File No. 33-08751) September 15, 1986, incorporated herein by reference.

3 (B)	Bylaws, as amended. Filed as Exhibit 3-b to the Company's Form S-1 (File No. 33-08751) September 15, 1986, incorporated herein by reference.

10(A)	First M&F Corporation 2005 Equity Incentive Plan. Filed as Appendix A to the Company’s Proxy Statement, March 15, 2005, incorporated herein by reference

10(B)	Merchants and Farmers Bank Profit and Savings Plan, as amended. Filed as Exhibit 10(B) to the Company’s Form 10-Q on August 9, 2005, incorporated herein by reference

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31	Rule 13a-14(a) Certification of Hugh S. Potts, Jr., Chief Executive Officer and Rule 13a-14(a) Certification of John G. Copeland, Chief Financial Officer

32	Section 1350 Certification of Hugh S. Potts, Jr., Chief Executive Officer and Section 1350 Certification of John G. Copeland, Chief Financial Officer