Form 10-Q
period 2008-03-31
FIRST M&F CORP/MS
filed 2008-05-09
CIK 320387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $5 par value	9,179,596 Shares
Title of Class	Shares Outstanding at Apri1 30, 2008

FIRST M & F CORPORATION

FORM 10-Q

FIRST M & F CORPORATION AND SUBSIDIARY

PART I: FINANCIAL INFORMATION
Item 1 – Financial Statements (Unaudited)

Consolidated Statements of Condition
(Unaudited)

(Dollars in thousands)
	March 31		December 31
	2008	2007	2007
Assets
Cash and due from banks	$52,735	$51,458	$54,240
Interest bearing bank balances	8,203	10,282	3,480
Federal funds sold	3,800	15,000	2,000
Securities available for sale, amortized cost of $240,473, $249,530 and $236,575	243,250	248,624	237,138
Loans held for sale	6,229	8,755	5,571

Loans, net of unearned income	1,206,168	1,108,550	1,219,435
Allowance for loan losses	(14,196)	(15,276)	(14,217)
Net loans	1,191,972	1,093,274	1,205,218

Bank premises and equipment	45,185	42,030	45,545
Accrued interest receivable	11,289	12,148	12,434
Other real estate	6,927	2,270	6,232
Goodwill	32,572	32,572	32,572
Other intangible assets	7,491	7,928	7,612
Bank owned life insurance	20,010	19,254	19,829
Other assets	17,805	20,513	21,880

	$1,647,468	$1,564,108	$1,653,751
Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing deposits	$187,080	$188,116	$191,206
Interest-bearing deposits	1,126,495	1,020,748	1,071,249
Total deposits	1,313,575	1,208,864	1,262,455
Federal funds purchased and repurchase agreements	5,714	6,177	9,676
Other borrowings	143,977	176,859	201,312
Junior subordinated debt	30,928	30,928	30,928
Accrued interest payable	4,979	4,679	5,151
Other liabilities	4,867	5,676	4,131
Total liabilities	1,504,040	1,433,183	1,513,653

Noncontrolling interest in subsidiaries	18	19	18

Stockholders’ equity:
Preferred stock:
Class A; 1,000,000 shares authorized	-	-	-
Class B; 1,000,000 shares authorized	-	-	-
Common stock of $5.00 par value; 15,000,000 shares authorized: 9,060,080, 9,055,080 and 9,067,580 shares issued	45,300	45,275	45,338
Additional paid-in capital	30,399	30,309	30,475
Nonvested restricted stock awards	709	459	643
Retained earnings	66,341	57,070	64,395
Accumulated other comprehensive loss	661	(2,207)	(771)
Total stockholders’ equity	143,410	130,906	140,080
	$1,647,468	$1,564,108	$1,653,751

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Income
(Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended
	March 31
	2008	2007
Interest income:
Interest and fees on loans	$22,155	$21,219
Interest on loans held for sale	97	112
Taxable investments	2,357	2,484
Tax-exempt investments	507	462
Federal funds sold	88	12
Interest bearing bank balances	77	43
Total interest income	25,281	24,332

Interest expense:
Deposits	9,721	8,671
Federal funds purchased and repurchase agreements	60	188
Other borrowings	1,876	1,970
Junior subordinated debt	497	496
Total interest expense	12,154	11,325

Net interest income	13,127	13,007
Provision for loan losses	780	630
Net interest income after
provision for loan losses	12,347	12,377

Noninterest income:
Service charges on deposit accounts	2,793	2,499
Mortgage banking income	393	416
Agency commission income	1,001	1,041
Trust and brokerage income	138	137
Bank owned life insurance income	151	190
Securities gains (losses), net	11	-
Other income	1,028	1,274
Total noninterest income	5,515	5,557

Noninterest expenses:
Salaries and employee benefits	7,656	7,251
Net occupancy expenses	1,005	867
Equipment expenses	891	897
Software and processing expenses	431	344
Telecommunication expenses	277	259
Marketing and business development expenses	299	345
Intangible asset amortization	121	185
Other expenses	2,677	2,534
Total noninterest expenses	13,357	12,682

Income before income taxes and noncontrolling interests	4,505	5,252
Income taxes	1,364	1,691
Noncontrolling interest in earnings (losses) of subsidiaries, net of taxes of $1 and $4	2	7

Net income	$3,139	$3,554

Earnings per share:
Basic	$.35	$.39
Diluted	$.34	$.39

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Comprehensive Income
(Unaudited)

(Dollars in thousands)	Three Months Ended
	March 31
	2008	2007

Net income	$3,139	$3,554

Other comprehensive income:
Change in unrealized gains on securities available for sale, net of tax of $830 and $188 for the three months ended March 31	1,395	316
Reclassification adjustment for gains on securities available for sale included in net income, net of tax of $4 and $0 for the three months ended March 31	(7)	-
Defined benefit pension plan:
Transition obligation amortization, net of tax of $1 and $1 for the three months ended March 31	(1)	(1)
Prior service cost amortization, net of tax of $3 and $3 for the three months ended March 31	(6)	(6)
Actuarial loss amortization, net of tax of $30 and $39 for the three months ended March 31	51	65

Other comprehensive income	1,432	374

Total comprehensive income	$4,571	$3,928

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity
Three Months Ended March 31, 2008 and 2007
(Unaudited)

(Dollars in thousands, except per share data)			Nonvested		Accumulated
		Additional	Restricted		Other
	Common	Paid-in	Stock	Retained	Comprehensive
	Stock	Capital	Awards	Earnings	Income	Total
January 1, 2007	$45,231	$30,315	$375	$54,707	$(2,581)	$128,047
Net income	-	-	-	3,554	-	3,554
Cash dividends ($.13 per share)	-	-	-	(1,192)	-	(1,192)
8,854 common shares issued in exercise of stock options	44	86	-	-	-	130
Tax benefits on stock option transactions	-	78	-	-	-	78
Option cancellation payments	-	(175)	-	-	-	(175)
Share-based compensation expense recognized	-	5	84	1	-	90
Net change	-	-	-	-	374	374

March 31, 2007	$45,275	$30,309	$459	$57,070	$(2,207)	$130,906

January 1, 2008	$45,338	$30,475	$643	$64,395	$(771)	$140,080
Net income	-	-	-	3,139	-	3,139
Cash dividends ($.13 per share)	-	-	-	(1,194)	-	(1,194)
7,500 common shares repurchased	(38)	(80)	-	-	-	(118)
Share-based compensation expense recognized	-	4	66	1	-	71
Net change	-	-	-	-	1,432	1,432

March 31, 2008	$45,300	$30,399	$709	$66,341	$661	$143,410

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)	Three Months Ended March 31
	2008	2007
Cash flows from operating activities:
Net income	$3,139	$3,554
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	71	90
Amortization of pension costs	30	70
Depreciation and amortization	851	822
Provision for loan losses	780	630
Net investment accretion	(50)	(101)
Net change in unearned fees/deferred costs on loans	(210)	38
Capitalized dividends on FHLB stock	(101)	(88)
Net accretion of discount on time deposits	18	23
Net accretion of discount on debt	-	4
Gain on securities available for sale	(11)	-
Gain on loans held for sale	(29)	(44)
Other asset sales (gains) losses	(8)	137
Earnings of noncontrolling interest	3	11
Deferred income taxes	(71)	(283)
(Increase) decrease in:
Accrued interest receivable	1,145	442
Cash surrender value of bank owned life insurance	(151)	(190)
Loans held for sale	(626)	(1,458)
Other assets	1,222	(1,305)
Increase (decrease) in:
Accrued interest payable	(172)	(105)
Other liabilities	1,973	1,215

Net cash provided by operating activities	7,803	3,462

Cash flows from investing activities:
Purchases of securities available for sale	(48,289)	(1,101)
Sales of securities available for sale	2,228	321
Maturities of securities available for sale	42,224	14,589
Net (increase) decrease in:
Interest bearing bank balances	(4,723)	(6,593)
Federal funds sold	(1,800)	(15,000)
Loans	11,356	(21,870)
Bank premises and equipment	(356)	(1,525)
Purchases of bank owned life insurance	(30)	18
Proceeds from sales of other real estate and other repossessed assets	584	945
Net (purchases) redemptions, of FHLB and FRB stock	1,008	(288)

Net cash provided by (used in) investing activities	2,202	(30,504)

(Continued)

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)	Three Months Ended March 31
	2008	2007
Cash flows from financing activities:
Net increase in deposits	$51,102	$22,858
Net increase in short-term borrowings	(3,962)	(13,435)
Proceeds from other borrowings	90,500	93,100
Repayments of other borrowings	(147,835)	(82,646)
Proceeds from issuance of junior subordinated debt	-	-
Earnings distributions to noncontrolling interests	(3)	(11)
Cash dividends	(1,194)	(1,192)
Common shares issued	-	130
Common shares repurchased	(118)	-
Payments to cancel stock options	-	(175)
Tax benefits on stock option transactions	-	78

Net cash provided by (used in) financing activities	(11,510)	18,707

Net decrease in cash and due from banks	(1,505)	(8,335)

Cash and due from banks at January 1	54,240	59,793

Cash and due from banks at March 31	$52,735	$51,458

Total interest paid	$12,309	$11,402
Total income taxes paid	95	1,650
Income tax refunds received	-	301
Transfers of loans to foreclosed property	1,206	204

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed balance sheet as of December 31, 2007, has been derived from audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements of First M & F Corporation include the financial statements of Merchants and Farmers Bank, a wholly owned subsidiary, and the Bank’s wholly owned subsidiaries, First M & F Insurance Company, Inc., M & F Financial Services, Inc.,
M & F Bank Securities Corporation, M & F Insurance Agency, Inc., M & F Insurance Group, Inc., and M & F Business Credit, Inc. The consolidated financial statements also include the Bank’s 51% ownership in Merchants Financial Services, LLC, an accounts receivable financing business, and the Bank’s 55% ownership in MS Statewide Title, LLC, a title insurance agency. Certain reclassifications have been made to the 2007 financial statements to be consistent with the 2008 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on form 10-K for the year ended December 31, 2007.

Note 2: Fair Value

Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” for financial assets and liabilities. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Valuation techniques use certain inputs to arrive at fair value. Inputs to valuation techniques are the assumptions that market participants would use in pricing the asset or liability. They may be observable or unobservable. SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

Level 1 Inputs – Unadjusted quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds or credit risks) or inputs that are derived principally from or corroborated by market data by correlation or other means.

Level 3 Inputs – Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at
		March 31, 2008, Using
		Quoted
		Prices In
		Active
		Markets	Significant
	Assets/Liabilities	For	Other	Significant
	Measured at Fair	Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	March 31, 2008	(Level 1)	(Level 2)	(Level 3)

Securities available for sale	$243,250	$-	$243,250	$-

Mortgage derivative assets	35	-	35	-

Mortgage derivative liabilities	16	-	16	-

FIRST M & F CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 2: (Continued)

Securities Available for Sale. Securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Corporation obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, market yield curves, prepayment speeds, credit information and the instrument’s contractual terms and conditions, among other things.

Mortgage Derivatives. Mortgage derivative assets and liabilities are reported at fair value utilizing Level 2 inputs. These assets and liabilities represent the fair values of the commitments of the Company to originate mortgages at certain rates as well as the commitments of investors to purchase the mortgages at locked prices within a specified period of time. The Company uses an internal valuation model with observable market data inputs consisting primarily of dealer quotes, projected cash flows, yield curves and credit-related adjustments.

Certain financial assets such as impaired loans are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. These financial assets were not significant at March 31, 2008.

Certain non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis include non-financial assets and non-financial liabilities related to reporting units measured at fair value in the testing of goodwill impairment, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. SFAS 157 will be applicable to these fair value measurements beginning January 1, 2009.

Note 3: Earnings Per Share

(Dollars in thousands, except per share data)	Three Months Ended March 31
	2008	2007
Net income	$3,139	$3,554

Weighted average shares outstanding	9,064,311	9,052,627
Add dilutive effect of share-based compensation instruments	36,187	50,835

Adjusted dilutive shares outstanding	9,100,498	9,103,462

Earnings per share:
Basic	$.35	$.39
Diluted	$.34	$.39

Stock options and stock awards not included in adjusted shares due to anti-dilutive effect	14,546	1,184

FIRST M & F CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 4: Loans

The composition of the loan portfolio is shown in the table below:

(Dollars in thousands)	March 31		December 31
	2008	2007	2007

Commercial, financial and agricultural	$165,605	$153,798	$169,447
Non-residential real estate	737,964	644,816	731,595
Residential real estate	211,205	221,747	223,614
Home equity loans	45,796	37,496	45,987
Consumer loans	39,478	43,616	40,860
Other loans	6,120	7,077	7,932

Total loans	$1,206,168	$1,108,550	$1,219,435

The following table is a summary of the activity in the Allowance for Loan Losses for the first three months of 2008 and 2007:

(Dollars in thousands)	Three Months Ended March 31
	2008	2007
Balance at January 1	$14,217	$14,950

Loans charged off	(1,040)	(935)
Recoveries	239	631
Net charge-offs	(801)	(304)

Provision for loan losses	780	630

Balance at March 31	$14,196	$15,276

FIRST M & F CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 5: Goodwill and Other Intangible Assets

Following is a summary of intangible assets, net of accumulated amortization, included in the Consolidated Statements of Condition:

(Dollars in thousands)			Customer
		Core	Renewal	Noncompete	Banking
	Goodwill	Deposits	Lists	Agreements	Charter
Balance at December 31, 2006	$32,572	$6,784	$209	$95	$1,025
Amortization expense	-	(172)	(6)	(7)	-

Balance at March 31, 2007	$32,572	$6,612	$203	$88	$1,025

Balance at December 31, 2007	$32,572	$6,292	$228	$67	$1,025
Amortization expense	-	(107)	(7)	(7)	-

Balance at March 31, 2008	$32,572	$6,185	$221	$60	$1,025

Estimated amortization expense
Remainder of 2008		$320	$23	$21
2009		427	30	26
2010		427	30	14
2011		427	30	-
2012		427	24	-
2013		427	21	-

The Company acquired the book of business of an insurance agency in Kosciusko, Mississippi in October 2007, for $46 thousand. The $46 thousand was attributed to renewal list intangible assets with an estimated life of 15 years.

The banking charter is being accounted for as an indefinite-lived intangible asset and is therefore not being amortized. The banking charter is tested for impairment annually and when circumstances arise or events occur that indicate that the asset may be impaired.

Note 6: Variable Interest Entity And Borrowing Arrangements

The following is a summary of other borrowings at March 31, 2008 and 2007 and December 31, 2007:

(Dollars in thousands)	March 31		December 31
	2008	2007	2007
Company’s line of credit in the amount of $15,000,000, maturing in May 2009; secured by approximately 29% of the Bank’s common stock; interest payable quarterly at .75% below the lender’s base rate	$2,416	$1,417	$1,917

Bank’s advances from Federal Home Loan Banks, net of unamortized purchase accounting discounts of $5, $127 and $5	141,478	175,442	199,084

Other mortgages to third parties on other real estate	83	-	311

	$143,977	$176,859	$201,312

Company’s junior subordinated debentures, interest payable quarterly at 6.44% through March 2011, payable quarterly at 90-day LIBOR plus 1.33% through March 2036; redeemable after March 2011	$30,928	$30,928	$30,928

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

Note 7: Pension and Other Employee Benefit Plans

As discussed in Note 18 to the December 31, 2007 financial statements, the Bank has a defined benefit pension plan covering substantially all full time employees of the Bank and its subsidiaries. The Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” as of December 31, 2006. The following table provides a summary of the components of the Unamortized Pension Costs recognized in stockholders’ equity as of March 31, 2008 and December 31, 2007:

(Dollars in thousands)	Balance	2008	Balance
	12/31/07	Amortization	03/31/08
Unamortized transition asset	$(18)	$2	$(16)
Unamortized prior service cost	(145)	9	(136)
Unamortized actuarial loss	1,955	(81)	1,874
	1,792	(70)	1,722
Deferred taxes	(668)	26	(642)
Net unamortized pension costs	$1,124	$(44)	$1,080

The following is a summary of the components of net periodic benefit costs for the three month period ended March 31, 2008 and 2007:

(Dollars in thousands)	Three Months Ended March 31
	2008	2007
Service cost	$-	$-
Interest cost	115	118
Expected return on plan assets	(155)	(141)
Amortization of transition asset	(2)	(2)
Amortization of prior service costs	(9)	(9)
Recognized actuarial (gain) loss	81	104

Net pension cost	$30	$70

The Company did not make any contributions to the pension plan during the first quarters of 2007 and 2008. The Company does not expect to make any contributions to the pension plan during 2008.

The Company made $75 thousand in contributions to the ESOP and $169 thousand in matching contributions to the 401k plan during the first quarter of 2008. The Company made $75 thousand in contributions to the ESOP and $163 thousand in matching contributions to the 401k plan during the first quarter of 2007.

The Company has a nonqualified deferred compensation plan for certain senior officers. Participants deferred $26 thousand of compensation during the first three months of 2008 and $25 thousand during the first three months of 2007. Employee benefit expenses include credits for earnings declines attributed to the participants’ accounts of $7 thousand for the first three months of 2008 and charges for earnings increases of $28 thousand for the first three months of 2007. The plan incurred no expenses during the first three months of 2008 and $2 thousand during the first three months of 2007. Liabilities of the plan were $439 thousand at March 31, 2008, and $329 thousand at March 31, 2007, substantially all of which were vested.

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

The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model.

The following table is a summary of outstanding options and weighted average exercise prices:

	Three Months Ended March 31
	2008		2007
	Number	Price	Number	Price
January 1	128,500	$16.16	186,462	$15.59
Exercised	-	-	(8,854)	14.74
Cancelled	-	-	(38,108)	13.96
Granted	-	-	-	-

March 31	128,500	$16.16	139,500	$16.09

Exercisable at March 31, 2008	115,300	$15.94
Available for additional grant at March 31, 2008	395,000

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

In August 2005 the Company issued 76,766 restricted stock awards at a grant date fair value of $17.08 to certain senior officers of the Company. Substantially all of the shares vest in seven (7) years and are potentially forfeitable until the vesting date. Additionally the shares include a performance condition that may accelerate vesting at the achievement of a diluted earnings per share and net income target. Non-achievement of the performance condition during the seven (7) year vesting period would not prevent vesting of the shares. In December 2005 the Company issued 37,000 restricted stock awards at a grant date fair value of $16.86 to certain senior and executive officers of the Bank. The shares vest on the following schedule: 25,000 of the shares in seven (7) years, 6,000 shares in five (5) years and 6,000 shares in three (3) years. In December 2006 the Company issued 4,000 restricted stock awards at a grant date fair value of $19.59 to an officer of the Bank. The shares vest as follows: 1,500 shares in one year, 1,500 shares in two years and 1,000 shares in three years. In December 2007 the Company issued 13,250 restricted stock awards at a grant date fair value of $15.48 to certain officers of the Bank and its subsidiary. The shares vest in seven (7) years. The share awards issued in December of 2005, 2006 and 2007 have the same potential acceleration criteria as the awards issued in August 2005. At March 31, 2008 there was $1.339 million in unrecognized compensation cost. The Company estimates that 4.00% (.57% annual rate) of the nonvested shares will be forfeited in determining net compensation expenses recognized. In March 2007, 3,000 shares were forfeited and in December 2007, an additional 3,000 shares were forfeited. In December 2007, 1,500 shares of restricted stock with a fair value of $24 thousand became fully vested and outstanding. The following table provides a summary of the restricted share activity:

		Grant Date
	Shares	Fair Value
January 1, 2007	117,766	$17.09
Granted in 2007	13,250	15.48
Forfeited in 2007	(6,000)	17.08
Vested in 2007	(1,500)	19.59
December 31, 2007	123,516	16.89
2008 Activity	-	-
March 31, 2008	123,516	16.89

Report of Independent Registered Public Accounting Firm

The Board of Directors
First M & F Corporation
Kosciusko, Mississippi

We have reviewed the accompanying consolidated statements of condition of First M & F Corporation and subsidiary as of March 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the three-month periods ended March 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of condition of First M & F Corporation and subsidiary as of December 31, 2007, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein) and in our report dated February 22, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of condition as of December 31, 2007 is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.

/s/ Shearer, Taylor & Co., P.A.

Ridgeland, Mississippi
May 5, 2008

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

Forward Looking Statements

Certain of the information included in this discussion contains forward looking financial data and information that is based upon management’s belief as well as certain assumptions made by, and information currently available to management. Should the assumptions prove to be significantly different, actual results may vary from those estimated, anticipated, projected or expected. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following:

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

•
Adverse changes in interest rates could cause the Company’s net interest margins to decrease, thereby decreasing net interest revenues. A spike in interest rates could reduce the values of interest-sensitive assets such as investment securities and loans.

•	Mortgage originations, and therefore mortgage revenues, could be hurt by interest rate changes as well as changes in the underwriting standards of investors who purchase originated mortgages.

•	An unanticipated increase in inflation could cause the Company’s operating costs related to salaries, technology, supplies and property taxes to increase.

•	A poor stock market could reduce brokerage transactions, therefore reducing investment brokerage revenues.

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

FIRST M & F CORPORATION

Financial Summary

Net income for the first quarter of 2008 was $3.139 million, or $.35 basic and $.34 diluted earnings per share as compared to $3.554 million, or $.39 basic and diluted earnings per share for the same period in 2007 and $3.561 million or $.40 basic and $.39 diluted earnings per share for the fourth quarter of 2007. Major factors contributing to the decrease in year-over-year earnings were (1) a decrease of $13.267 million in loans during the first quarter of 2008, (2) a decrease in the net interest margin from 3.94% for the first quarter of 2007 to 3.66% for the first quarter of 2008 and (3) a decrease in noninterest income coupled with an increase in noninterest expenses for the first quarter of 2008 as compared to 2007.

Highlights for the first three months of 2008 and 2007 are as follows:

•	Return on assets for the first three months of 2008 was .76% while the return on equity was 8.87%
•	Return on assets for the first three months of 2007 was .94% and return on equity was 11.18%
•	Declines in loan balances in the Tupelo and Madison County Mississippi markets during the first quarter of 2008 overshadowed increases in loan volumes in the Alabama and Florida markets
•	The Memphis, Tennessee, Birmingham, Alabama and Crestview, Florida markets contributed most of the loan growth for the first quarter of 2007
•	Nonaccrual loans were .78% of total loans at March 31, 2008 with annualized net charge-offs as a percentage of average loans at .27% for the first three months of 2008

FIRST M & F CORPORATION

The following table shows the quarterly net loan, non-interest bearing deposit, and interest bearing deposit growth for the last five quarters:

(Net change, in thousands)

		Non-Interest	Interest
Quarter	Loans	Bearing Deposits	Bearing Deposits
1st Qtr 2007	21,267	7,843	15,039
2nd Qtr 2007	38,329	(512)	3,808
3rd Qtr 2007	51,581	(1,481)	4,427
4th Qtr 2007	20,975	5,083	42,266
1st Qtr 2008	(13,267)	(4,126)	55,246

The following table shows the quarterly net interest income, loan loss accruals, non-interest income and non-interest expense amounts for the last five quarters:

(Net amount, in thousands)

	Net Interest	Loan Loss	Non-Interest	Non-Interest
Quarter	Income	Accruals	Income	Expense
1st Qtr 2007	13,007	630	5,557	12,682
2nd Qtr 2007	13,522	630	4,861	12,509
3rd Qtr 2007	13,786	630	5,425	12,889
4th Qtr 2007	13,725	630	5,209	13,025
1st Qtr 2008	13,127	780	5,515	13,357

The following table shows the components of diluted earnings per share for the last five quarters:

	1st Qtr 2008	4th Qtr 2007	3rd Qtr 2007	2nd Qtr 2007	1st Qtr 2007
Net interest income	$1.44	$1.51	$1.51	$1.48	$1.43
Loan loss expense	.09	.07	.07	.07	.07
Noninterest income	.61	.58	.59	.53	.61
Noninterest expense	1.47	1.44	1.41	1.36	1.39
Net income before taxes	.49	.58	.62	.58	.58
Income taxes	.15	.19	.20	.19	.19
Net income	$.34	$.39	$.42	$.39	$.39

FIRST M & F CORPORATION

The following table shows performance ratios for the last five quarters:

	1st Qtr 2008	4th Qtr 2007	3rd Qtr 2007	2nd Qtr 2007	1st Qtr 2007
Net interest margin	3.66%	3.83%	3.94%	4.00%	3.94%
Efficiency ratio	70.34	67.67	66.07	66.92	67.17
Return on assets	.76	.87	.96	.92	.94
Return on equity	8.87	10.13	11.18	10.69	11.18
Noninterest income to avg. assets	1.34	1.27	1.36	1.26	1.46
Noninterest income
to revenues (1)	29.04	27.06	27.80	26.01	29.43
Noninterest expense to avg assets	3.25	3.18	3.23	3.25	3.34
Salaries and benefits to total
noninterest expense	57.32	57.51	56.65	58.39	57.18
Contribution margin (2)	59.68	61.08	62.57	60.93	61.60
Nonaccrual loans to loans	.78	.53	.53	.51	.36
Annualized net charge offs as a
percent of average loans	.27	.45	.25	.30	.11
(1)	Revenues equal tax-equivalent net interest income before loan loss expense, plus noninterest income.
(2)	Contribution margin equals revenues minus salaries & benefits, divided by revenues.

The following table shows revenue related performance statistics for the last five quarters:

(Dollars in thousands)	1st Qtr 2008	4th Qtr 2007	3rd Qtr 2007	2nd Qtr 2007	1st Qtr 2007
Mortgage originations	$17,826	$14,218	$19,924	$20,700	$18,360
Commissions from annuity sales	26	26	33	37	29
Trust revenues	72	77	85	75	67
Retail investment revenues	66	77	72	75	70
Revenues per FTE employee	34	35	35	33	33
Agency commissions per agency
FTE employee (1)	25	17	30	25	25
(1) Agency commissions are property, casualty, life and health commissions produced by the insurance agency personnel.

The following table shows additional statistics for the Company at the end of the last five quarters:

	1st Qtr 2008	4th Qtr 2007	3rd Qtr 2007	2nd Qtr 2007	1st Qtr 2007
Full-time equivalent employees	565	564	555	562	561
Number of noninterest-bearing deposit accounts	37,329	38,941	39,058	38,529	38,100

FIRST M & F CORPORATION

Net Interest Income

Net interest income before loan loss expenses for the first quarter of 2008 was $13.127 million as compared to $13.007 million for the first quarter of 2007 and $13.725 million for the fourth quarter of 2007. For the first quarter of 2008 compared to the same quarter of 2007: earning asset yields decreased by 33 basis points, liability costs decreased by 6 basis points, the net interest spread decreased by 27 basis points and the net interest margin decreased by 28 basis points. For the first quarter of 2008 compared to the fourth quarter of 2007: earning asset yields decreased by 34 basis points, liability costs decreased by 22 basis points, the net interest spread decreased by 12 basis points and the net interest margin decreased by 17 basis points.

Balance sheet dynamics affecting the comparative net interest margins for the first quarter of 2008 compared to 2007 include (1) growth of 10.10% in average loans held for investment, (2) an increase in average loans as a percentage of earning assets from 80.31% in the first quarter of 2007 to 81.90% in the first quarter of 2008, (3) an increase in average interest-bearing deposits of 9.73%, (4) an increase in average other borrowings of 3.47% and (5) a decrease in average noninterest-bearing deposits as a percentage of total assets from 11.55% in 2007 to 10.89% in 2008.

Balance sheet dynamics affecting the comparative net interest margins for the first quarter of 2008 compared to the fourth quarter of 2007 include (1) growth of 1.01% in average loans held for investment, (2) a decrease in average loans as a percentage of earning assets from 82.63% in the fourth quarter of 2007 to 81.90% in the first quarter of 2008, (3) an increase in average interest-bearing deposits of 6.63%, (4) a decrease in average borrowings of 11.69% and (5) a decrease in average noninterest-bearing deposits as a percentage of total assets from 11.59% in the fourth quarter of 2007 to 10.89% in the first quarter of 2008.

Yield and cost dynamics affecting the comparative net interest margins for the first quarter of 2008 compared to 2007 include (1) a decrease of 45 basis points in yields on loans held for investment and for sale, (2) an increase of 6 basis points in investment and short-term funds yields, (3) an increase of 5 basis points in costs of deposits and (4) a decrease of 46 basis points in costs of borrowings.

Yield and cost dynamics affecting the comparative net interest margins for the first quarter of 2008 compared to the fourth quarter of 2007 include (1) a decrease of 39 basis points in yields on loans held for investment and for sale, (2) an increase of 2 basis points in investment and short-term funds yields, (3) a decrease of 16 basis points in costs of deposits and (4) a decrease of 27 basis points in costs of borrowings.

The decrease in asset yields for the first quarter of 2008 as compared to the same period in 2007 can be attributed to (1) a decrease in the prime lending rate of 100 basis points during 2007 followed by a decrease of 125 basis points during January 2008, (2) a steady increase in short-term interest rates throughout 2006 and the first quarter of 2007 and (3) a moderate level of variable-rate loans as a percent of loans of approximately 28% at March 31, 2008. Deposit costs for 2008 were primarily influenced by short-term interest rate decreases throughout most of 2007 combined with a strategy during 2008 to replace certificates of deposits with premium-rate money-market and NOW accounts. An additional factor contributing to the decrease in net interest margins was the decrease in loans held for investment of $13.267 million during the first quarter of 2008.

Net interest margins should be affected during the remainder of 2008 by a continued steepening of the yield curve. The yield curve between the 3-month and 5-year Treasuries was inverted by 44 basis points during December 2006 and by 60 basis points during March 2007. However, by December 2007 the 3-month to 5-year Treasury spread was a positive 42 basis points and was 120 basis points during March 2008. The AAA corporate bond to 3-month Treasury spread was 35 basis points during December 2006 and had narrowed to 22 basis points during March 2007. This measure of credit spreads was 242 basis points during December 2007 and was 423 basis points during March 2008, a direct result of the tightened liquidity in the corporate debt markets. The economy has weakened since the second quarter of 2007 with a considerable slowing in the consumer real estate sector. The Federal Reserve Board has responded by providing liquidity facilities to the commercial and investment banking sectors as well as through discount rate reductions. The Federal Open Market Committee decreased its Fed funds target rate by 100 basis points during the second half of 2007 and by 200 basis points during the first quarter of 2008. Additionally, the Federal Reserve lowered the discount rate by 150 basis points during the second half of 2007 and by 225 basis points during the first quarter of 2008. Corporate bond yields, which have moved higher since the second quarter of 2007, reflect a lack of liquidity, concerns about inflation and concerns related to the ongoing effects of the sub-prime mortgage crisis.

Yields on loans held for investment declined from 7.75% during the fourth quarter of 2007 to 7.36% for the first quarter of 2008. Management expects loan yields to continue to decrease over the course of 2008. Deposit costs fell by 16 basis points during the first quarter of 2008 after steadily rising throughout 2007. Management expects deposit costs to continue to decrease as certificates of deposit, brokered deposits and borrowings mature and reprice in the current lower rate environment or are displaced by other competitive interest-bearing checking and money-market accounts.

FIRST M & F CORPORATION

The following table shows the components of the net interest margin for the first quarters of 2008 and 2007 and the fourth quarters of 2007 and 2006:

	Yields/Costs		Yields/Costs
	1st Quarter, 2008	4th Quarter, 2007	1st Quarter, 2007	4th Quarter, 2006
Interest bearing bank balances	3.15%	4.18%	4.67%	5.42%
Federal funds sold	3.40	4.34	5.57	4.59
Taxable investments	5.03	4.89	4.82	4.72
Tax-exempt investments	6.24	6.24	6.28	6.27
Loans held for sale	5.52	5.56	5.21	4.87
Loans held for investment	7.36	7.75	7.83	7.80
Earning asset yield	6.96	7.30	7.29	7.23

Interest checking	1.46	1.43	1.38	1.63
Money market deposits	2.74	2.82	2.31	2.19
Savings	2.76	2.88	2.63	2.51
Certificates of deposit	4.49	4.65	4.58	4.41
Short-term borrowings	3.30	4.41	5.23	4.77
Other borrowings	4.75	5.01	5.15	5.06
Cost of interest-bearing liabilities	3.69	3.91	3.75	3.67

Net interest spread	3.27	3.36	3.54	3.56
Effect of non-interest bearing deposits	.44	.50	.48	.48
Effect of leverage	(.05)	(.06)	(.08)	(.05)
Net interest margin, tax-equivalent	3.66	3.83	3.94	3.99
Less: Tax equivalent adjustments:
Investments	.09	.07	.09	.09
Loans	.01	.01	.01	.01
Reported book net interest margin	3.56%	3.75%	3.84%	3.89%

The following table shows average balance sheets for the first quarters of 2008 and 2007 and the fourth quarters of 2007 and 2006:

(Dollars in thousands)
	1st Quarter, 2008	4th Quarter, 2007	1st Quarter, 2007	4th Quarter, 2006
Interest bearing bank balances	$9,893	$4,616	$3,694	$4,800
Federal funds sold	10,463	3,656	876	4,105
Taxable investments	188,424	191,632	209,282	208,822
Tax-exempt investments	52,139	46,488	47,555	48,309
Loans held for sale	7,104	6,089	8,716	8,003
Loans held for investment	1,213,121	1,200,977	1,101,879	1,083,648
Earning assets	1,481,144	1,453,458	1,372,002	1,357,687
Other assets	173,807	172,298	168,914	164,517
Total assets	$1,654,951	$1,625,756	$1,540,916	$1,522,204

Interest checking	202,638	181,676	205,598	204,714
Money market deposits	165,706	137,052	127,300	123,453
Savings deposits	111,973	105,331	96,941	94,857
Certificates of deposit	634,966	621,897	586,504	571,450
Short-term borrowings	7,319	12,977	14,550	13,098
Other borrowings	200,849	227,435	194,111	193,921
Interest-bearing liabilities	1,323,451	1,286,368	1,225,004	1,201,493
Noninterest-bearing deposits	180,161	188,496	177,959	181,647
Other liabilities	8,968	11,454	8,978	12,370
Stockholders’ equity	142,371	139,438	128,975	126,694
Liabilities and stockholders’ equity	$1,654,951	$1,625,756	$1,540,916	$1,522,204

Loans to earning assets	81.90%	82.63%	80.31%	79.82%
Loans to assets	73.30%	73.87%	71.51%	71.19%
Earning assets to assets	89.50%	89.40%	89.04%	89.19%
Noninterest-bearing deposits to assets	10.89%	11.59%	11.55%	11.93%
Equity to assets	8.60%	8.58%	8.37%	8.32%

FIRST M & F CORPORATION

Provision for Loan Losses

The accrual for the provision for loan losses for the first quarter of 2008 was $780 thousand as compared to $630 thousand for the first quarter of 2007. The allowance for loan losses as a percentage of loans was 1.18% at March 31, 2008, 1.17% at December 31, 2007, and 1.38% at March 31, 2007. Net charge-offs were $801 thousand in the first quarter of 2008 as compared to $304 thousand for the first quarter of 2007.

Nonaccrual loans as a percentage of loans increased to .78% at March 31, 2008 as compared to .53% at December 31, 2007, and .36% at March 31, 2007. The Company has not been materially affected to date by the deterioration of credit quality in the sub-prime mortgage sector, has virtually no sub-prime exposure and has detected modest spillover effects of the sub-prime crisis into other credit sectors. Business activity and cash flows in the commercial real estate segment of the Company’s loan portfolio have been affected by the slowing economy and by the indirect effects of the sub-prime mortgage fallout in 2008. The Company continues to monitor real estate and commercial exposures on a monthly basis in order to address any problems in the earliest stages.

Non Interest Income

Noninterest income, excluding securities transactions and losses on debt extinguishment, for the first quarter of 2008 was $5.504 million as compared to $5.557 million for the same period in 2007 and $5.246 million in the fourth quarter of 2007. For the first quarter of 2008 as compared to the first quarter of 2007: (1) deposit revenues increased by $294 thousand, (2) mortgage banking revenues decreased by $23 thousand and (3) agency commissions decreased by $40 thousand. For the first quarter of 2008 as compared to the fourth quarter of 2007: (1) deposit revenues decreased by $195 thousand, (2) mortgage banking revenues increased by $48 thousand and (3) agency commissions increased by $21 thousand.

Deposit revenues improved by 11.76% for the first quarter of 2008 as compared to 2007. The first quarter of 2008 showed a decrease of 6.53% from the fourth quarter of 2007. Overdraft fee revenues, which comprise approximately 70% of deposit revenues, increased by 12.21% from the first quarter of 2007 to the first quarter of 2008 and decreased by 11.15% from the fourth quarter of 2007 to the first quarter of 2008. The first quarter decrease in overdraft fee revenues follows a seasonal trend as volumes tend to increase over the course of the year with the fourth quarter typically being the highest volume quarter. Overdraft fees are per item charges applied to each check paid on an overdrawn account or returned. The per item fee is determined by the Company’s pricing committee and is based primarily on the competitive market prices as well as on costs associated with processing the items. The majority of the volumes of overdraft items processed comes from customers in the Company’s overdraft program which grants overdraft limits to customers, generally allows account activity up to the overdraft limit balance, and requires that accounts have positive balances at some point within a thirty day period. Overdrafts are considered loans and therefore are subject to the Company’s credit policies concerning the charging off of accounts to the allowance for loan losses. Interest charged on overdrawn balances, based on the Federal discount rate, is recorded as interest on loans. The overdraft program is designed to help customers with their cash flow needs and is not extended to individuals who are poor credit risks. Debit card revenues improved by 21.08% from the first quarter of 2007 to the first quarter of 2008 and increased by 9.07% from the fourth quarter of 2007 to the first quarter of 2008.

Management expects overdraft fee revenues to continue to be a significant component of deposit revenues and expects to see debit card revenues and transaction activity continue to grow through the remainder of 2008. The following table shows the components of service charges on deposit accounts:

	Three Months Ended
	March 31
	2008	2007
Service charge revenues	$355	$360
Debit/ATM card revenues	517	427
Overdraft fee revenues	1,921	1,712
Service charges on deposit accounts	$2,793	$2,499

FIRST M & F CORPORATION

Mortgage banking income decreased by 5.53% from the first quarter of 2007 to the first quarter of 2008 and increased by 13.91% from the fourth quarter of 2007 to the first quarter of 2008. Mortgage originations decreased by 2.91% from the first quarter of 2007 to the first quarter of 2008 and increased by 25.38% from the fourth quarter of 2007 to the first quarter of 2008. Mortgage rates decreased steadily from their highs in June 2007 to end 2007 at 6.17%. Mortgage rates fell further in 2008 to end the first quarter at 5.85%.The conventional mortgage market experienced a slowdown during the second half of 2007 but began to return to normal conditions in the bank’s metropolitan markets during the first quarter of 2008. Although application volumes have remained steady over the last four quarters, the bank has experienced a decline in approval rates. These approval, or “pull-through,” rates have been influenced by the tightened credit standards of institutional mortgage purchasers. Management expects to continue to expand its mortgage presence in its economically stronger markets.

Agency commission income decreased by 3.84% from the first quarter of 2007 to the first quarter of 2008 and increased by 2.14% from the fourth quarter of 2007 to the first quarter of 2008. The increase from the fourth quarter of 2007 to the first quarter of 2008 was due primarily to a 1.77% increase in property and casualty commissions while the decrease in commissions from the first quarter of 2007 to 2008 was due primarily to a 1.67% decrease in property and casualty commissions. Management expects to see growth in commission revenues for the year as compared to 2007.

Significant components of other income for the first quarters of 2008 and 2007 and the fourth quarters of 2007 and 2006 are contained in the following table:

	1Q2008	4Q2007	1Q2007	4Q2006
Agency profit-sharing revenues	$368	$32	$246	$-
Loan fees	129	102	171	98
Gains (losses) on foreclosed property sales	-	(65)	(148)	(241)
Insurance claim for legal settlements	-	-	370	-
Gains on student loan sales	29	14	44	16
Gain on sale of nonmarketable equity securities	-	-	-	342
All other income	502	531	591	814
Total other income	$1,028	$614	$1,274	$1,029

The Company has a strategy to increase noninterest revenues as a proportion of total revenues over time. Noninterest revenues as a percentage of total revenues decreased from 29.43% in the first quarter of 2007 to 29.04% in the first quarter of 2008, and increased from 27.06% in the fourth quarter of 2007 to 29.04% in the first quarter of 2008. Another metric that the Company monitors is revenues per full-time employee, which was approximately $34 thousand per employee for the first quarter of 2008 as compared to $33 thousand for the first quarter of 2007. Additionally insurance product revenues per producer improved from $23 thousand per producer in the first quarter of 2007 to $25 thousand per producer in the first quarter of 2008. Management’s strategic focus is to improve revenues generated per employee while maintaining stability in revenue growth by increasing the mix of noninterest revenues to total revenues.

FIRST M & F CORPORATION

Non Interest Expense

Noninterest expenses increased by 5.32% from the first quarter of 2007 to the first quarter of 2008 and increased by 2.55% from the fourth quarter of 2007 to the first quarter of 2008.

Salary and benefit expenses, which comprise approximately 60% of noninterest expenses, increased by 5.59% from the first quarter of 2007 to the first quarter of 2008 and increased by 2.19% from the fourth quarter of 2007 to the first quarter of 2008. The number of full-time equivalent employees was 565 at March 31, 2008, 564 at December 31, 2007, and 561 at March 31, 2007. Approximately one-half of the increase in salaries and benefits for the first quarter of 2008 as compared to 2007 resulted from an increase in health care costs. Noninterest expenses as a percent of average assets decreased from 3.34% in the first quarter of 2007 to 3.25% in the first quarter of 2008.

The business expansion efforts during 2007 also produced an increase in related occupancy expenses as four new locations were added during 2007. This resulted in a 15.92% increase in occupancy expense from the first quarter of 2007 to the first quarter of 2008. Occupancy expenses decreased by $69 thousand from the fourth quarter of 2007 to the first quarter of 2008.

Significant components of other expense for the first quarters of 2008 and 2007 and the fourth quarters of 2007 and 2006 are contained in the following table:

	1Q2008	4Q2007	1Q2007	4Q2006
Postage and shipping	$234	$243	$215	$158
Supplies	259	274	233	211
Legal expenses	163	(122)	179	272
Other professional expenses	194	125	152	239
Insurance expenses	237	218	202	226
Debit card processing expenses	160	149	136	126
All other expenses	1,430	1,374	1,417	1,542
Total other expense	$2,677	$2,261	$2,534	$2,774

Income Taxes

Income tax expenses for the first quarter of 2008 decreased by 19.34% from the first quarter of 2007. Pre-tax earnings for the first quarter of 2008 were down by 14.22% from the same period in 2007. The effective tax rates for the first quarters of 2008 and 2007 were 30.28% and 32.20% respectively. The difference in effective rates was due to tax credits available to the Company reflected in the 2008 provision.

The Company implemented FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement
No. 109” as of January 31, 2007 with no adjustment for uncertain tax positions, and therefore no effect on the Company’s financial position or results of operations. The Company had no recognized uncertain tax positions as of March 31, 2008 and therefore has not had any tax accruals in 2008 related to uncertain positions.

FIRST M & F CORPORATION

Assets and Liabilities

Assets increased by 5.33% from March 31, 2007 to March 31, 2008, and decreased by .38% from December 31, 2007. Investments decreased by 2.16% from March 31, 2007 to March 31, 2008 and increased by 2.58% from December 31, 2007. Liquidity provided by first quarter 2008 deposit growth and net decreases in loans was used to pay down borrowings that were used to fund loan growth during 2007. The Company pre-funded the reinvestment of first quarter 2008 government-sponsored agency securities during the third and fourth quarters of 2007 by borrowing the approximate maturity amounts and investing the funds in an effort to take advantage of the higher yield environment at the time. The maturities of approximately $32.6 million during the first quarter of 2008 were used to pay off the short-term borrowings that were obtained in 2007. The 2007 purchases were primarily mortgage-backed securities and municipal bonds. Liquidity provided by deposit growth during the first quarter of 2008 was also used to purchase mortgage-backed securities and municipal bonds, as the loan portfolio did not require any additional funding. Loans grew by 8.81% from March 31, 2007 to March 31, 2008 and decreased by 1.09% from December 31, 2007. Loan growth in 2008 occurred primarily in real estate-secured commercial credits while residential real estate and commercial loans both decreased. Loan growth for 2008 occurred primarily in the Rankin County, Mississippi, Birmingham, Alabama and the Crestview, Florida markets. Loans decreased primarily in the Madison County and Tupelo, Mississippi markets. Management expects that loan growth will be low to moderate for the remainder of the year as the economy is expected to remain weak. Loans as a percent of total assets were 73.21% at March 31, 2008, 73.74% at December 31, 2007, and 70.87% at March 31, 2007.

The following table shows loans held for investment by type as of March 31, 2008, December 31, 2007, and March 31, 2007:

(Dollars in thousands)	March 31, 2008	December 31, 2007	March 31, 2007
Commercial real estate	$737,964	$731,595	$644,816
Residential real estate	211,205	223,614	221,747
Home equity lines	45,796	45,987	37,496
Commercial, financial and agricultural	165,605	169,447	153,798
Consumer	39,478	40,860	43,616
Other loans	6,120	7,932	7,077
Total	$1,206,168	$1,219,435	$1,108,550

Mortgages held for sale	$2,011	$2,063	$3,857
Student loans held for sale	4,218	3,508	4,898

Deposits increased by 8.66% from March 31, 2007 to March 31, 2008 and increased by 4.05% from December 31, 2007. The following table shows the breakdown by deposit category of core deposits and public funds deposits growth from December 31, 2007 to March 31, 2008:

	Core Customers		Public Funds		Total Deposits
(Dollars in thousands)	Increase (Decrease)		Increase (Decrease)		Increase (Decrease)
	Amt.	Pct.	Amt.	Pct.	Amt.	Pct.
Noninterest-bearing	$(2,994)	(1.63)%	$(1,132)	(15.57)%	$(4,126)	2.16%
NOW	23,140	18.67	(2,912)	(4.40)	20,228	10.64
MMDA	13,975	9.92	12,485	80.67	26,460	16.92
Savings	11,553	10.94	55	18.97	11,608	10.96
Customer CDs	(20,068)	(4.01)	18,162	19.98	(1,906)	(.32)
Brokered CDs	(933)	(3.52)	(211)	(13.35)	(1,144)	(4.08)
Total	$24,673	2.28%	$26,447	14.56%	$51,120	4.05%

FIRST M & F CORPORATION

The savings deposit increases were primarily in Flex Fund and Liberty Fund accounts, which are renewable deposit accounts with two year maturities and that pay interest, indexed to historical Treasury rates, on a quarterly basis. Interest-bearing checking and money market core customer deposits were up during 2008 due to targeted campaigns in both product areas. A new interest-bearing checking account, the Summit Checking account, was introduced during the fourth quarter of 2007. This account is designed to pay a premium deposit rate if the customer meets certain criteria related to electronic banking and debit card transaction activity. Money market accounts with premium rates for high balances have also been used to attract core customers. Certificates of deposit decreased in 2008 as the interest-bearing checking and money market accounts were used instead of time deposits to attract funding. The Company maintained a moderate pricing strategy with regard to certificates of deposit, preferring to market accounts that could be used as a base upon which to further build customer relationships. The Company’s long-term strategy is to build the core customer deposit base and rely less on borrowed funds as a primary source of liquidity. During the first quarter of 2008 the Company introduced new relationship-based checking account products with a variety of add-ons designed to enhance the customer’s banking experience. Another source of deposits available to the Company is the brokered CD market which is used when funding is needed within a short period of time. However, when borrowed funds are less costly than time deposits or brokered deposits, the Company will still look to those sources to help maintain the spread between the yield on earning assets and the cost of funds.

The following table shows the deposit mix as of March 31, 2008, December 31, 2007, and March 31, 2007:

(Dollars in thousands)	March 31, 2008	December 31, 2007	March 31, 2007
Noninterest-bearing demand	$187,080	$191,206	$188,116
NOW deposits	210,295	190,067	196,035
Money market deposits	182,824	156,364	132,068
Savings deposits	117,532	105,924	99,549
Certificates of deposit	588,925	590,831	559,252
Brokered certificates of deposit	26,919	28,063	33,844
Total	$1,313,575	$1,262,455	$1,208,864

The following table shows the mix of public funds deposits as of March 31, 2008, December 31, 2007, and March 31, 2007:

(Dollars in thousands)	March 31, 2008	December 31, 2007	March 31, 2007
Noninterest-bearing demand	$6,138	$7,270	$5,844
NOW deposits	63,245	66,157	66,487
Money market deposits	27,962	15,477	29,622
Savings deposits	345	290	342
Certificates of deposit	109,044	90,882	86,741
Brokered certificates of deposit	1,369	1,580	1,755
Total	$208,103	$181,656	$190,791

Other borrowings decreased by $32.882 million from March 31, 2007 to March 31, 2008 and by $57.335 million from December 31, 2007. The decreases in borrowings were primarily the result of payoffs of the borrowings used to pre-fund the investment purchases in 2007 and payoffs using excess liquidity provided by first quarter 2008 deposit growth and net loan reductions. Amounts of borrowings maturing within one year decreased from 58.27% of other borrowings at December 31, 2007 to 28.11% at March 31, 2008. In February 2006 the Company formed First M&F Statutory Trust I for the purpose of issuing corporation-obligated mandatory redeemable capital securities to third-party investors and investing the proceeds from the sale of the capital securities in floating rate junior debentures of the Company. The $30 million in proceeds were used to fund the acquisition on February 17, 2006 of Columbiana Bancshares, Inc. The 30-year junior subordinated debentures pay interest quarterly at a rate of 6.44% fixed for five years, converting then to floating at a rate equal to three month LIBOR plus 133 basis points. These junior subordinated debentures, net of the Company’s investment in the variable interest entity, qualify with certain limitations as Tier 1 capital for regulatory purposes.

FIRST M & F CORPORATION

Equity

The Company’s and Bank’s regulatory capital ratios at March 31, 2008, as shown below are in excess of the minimum requirements and qualify the institution as “well capitalized” under the risk-based capital regulations.

(Dollars in thousands)	First M & F Corporation		M & F Bank
	Amount	Ratio	Amount	Ratio
Actual:
Total risk-based capital	$149,208	11.10%	$148,319	11.04%
Tier 1 capital	135,012	10.05%	134,123	9.99%
Leverage	135,012	8.35%	134,123	8.30%

For Capital Adequacy Purposes:
Total risk-based capital	107,521≥	8.00%	107,439≥	8.00%
Tier 1 capital	53,761≥	4.00%	53,719≥	4.00%
Leverage	64,692≥	4.00%	64,652≥	4.00%

To Be Well Capitalized Under Prompt
Corrective Action Provisions:
Total capital			134,299≥	10.00%
Tier 1 capital			80,579≥	6.00%
Leverage			80,815≥	5.00%

The Company repurchased 7,500 shares during the first quarter of 2008 at an average price of $15.55 per share. The Company issued 8,854 shares upon the exercise of stock options during the first quarter of 2007 at an average exercise price of $14.74 per share. The Company did not issue any shares upon the exercise of stock options during the first quarter of 2008.

The Company’s shares, listed as FMFC on the NASDAQ Global Select Market, trade at the rate of approximately 2,500 shares per day. The Company’s price-to-earnings ratio, based upon the prior four quarters’ earnings, was 9.42 as of March 31, 2008.

Interest Rate Risk and Liquidity Management

Responsibility for managing the Company’s program for controlling and monitoring interest rate risk and liquidity risk and for maintaining income stability, given the Company’s exposure to changes in interest rates, is vested in the asset/liability committee. Appropriate policy and guidelines, approved by the board of directors, govern these actions. Monitoring is primarily accomplished through monthly reviews and analysis of asset and liability repricing opportunities, market conditions and expectations for the economy. Cash flow analyses are also used to project short-term interest rate risks and liquidity risks. Management believes, at March 31, 2008, there is adequate flexibility to alter the current rate and maturity structures as necessary to minimize the exposure to changes in interest rates, should they occur. The Company is currently in a negative gap position for assets and liabilities repricing within the next year. This generally means that for assets and liabilities maturing and repricing within the next 12 months, the Company is positioned for more liabilities to reprice than the amount of assets repricing.

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

Nonaccrual loans and non-performing assets increased during the first quarter of 2008 as the economy, especially the real estate sector, slowed. No significant losses have been incurred in 2008 as is reflected by the annualized rate of net charge-offs to loans of .27%. The Company is working out problem loans as customer cash flows and the market will allow. The future trend in problem loans will depend on how fast the market can absorb properties in an orderly fashion. Management is also monitoring the state of our markets for indirect effects of the sub-prime mortgage fallout on the commercial and consumer sectors of the portfolio.

FIRST M & F CORPORATION

The following table shows non-performing loans and other assets of the Company:

(Dollars in thousands)	March 31	December 31	March 31
	2008	2007	2007
Nonaccrual loans	$9,472	$6,524	$4,019
Other real estate	6,927	6,232	2,270

Total non-performing assets	$16,399	$12,756	$6,289

Past due 90 days or more and still accruing interest	5,451	1,093	254

Ratios:
Nonaccrual loans to loans	.78%	.53%	.36%
Non-performing assets to loans and other real estate	1.34%	1.04%	.56%
Non-performing assets to assets	1.00%	.77%	.40%

Off-Balance Sheet Arrangements

The Company’s primary off-balance sheet arrangements are in the form of loan commitments and operating lease commitments. At March 31, 2008 the Company had $203.767 million in unused loan commitments outstanding. Of these commitments, $117.243 million mature in one year or less. Lines of credit are established using the credit policy of the Company concerning the lending of money.

Letters of credit are used to facilitate the borrowers’ business and are usually related to the acquisition of inventory or of assets to be used in the customers’ business. Letters of credit are generally secured and are underwritten using the same standards as traditional commercial loans. Most standby letters of credit expire without being presented for payment. However, the presentment of a standby letter of credit would create a loan receivable from the Bank’s loan customer. The Bank’s asset-based lending subsidiary uses commercial letters of credit to facilitate the purchase of inventory items by its customers. There were no commercial letters of credit outstanding at the end of the first quarter. At March 31, 2008 the Company had $24.162 million in financial standby letters of credit issued and outstanding.

At March 31, 2008 there were $14.999 million in standby letters of credit issued on the Company’s behalf by a Federal Home Loan Bank. At December 31, 2007 there were $22.999 million of standby letters of credit issued on the Company’s behalf by a Federal Home Loan Bank. The Company uses these letters of credit as additional collateral on loan participations sold and is obligated to the Federal Home Loan Bank if the letters of credit must be drawn upon.

Liabilities of $155 thousand at March 31, 2008 and $104 thousand at March 31, 2007 are recognized in Other Liabilities related to the obligation to stand ready to perform related to standby letters of credit.

The Company makes commitments to originate mortgage loans that will be held for sale. The total commitments to originate mortgages to be held for sale were $9.646 million at March 31, 2008. These commitments are accounted for as derivatives and are marked to fair value with changes in fair value recorded in mortgage banking income. At March 31, 2008 mortgage origination-related derivatives with positive fair values of $29 thousand were included in other assets and derivatives with negative fair values of $6 thousand were included in other liabilities.

The Company also engages in forward sales contracts with mortgage investors to purchase mortgages held for sale. Those forward sale agreements that have a determined price and expiration date are accounted for as derivatives and marked to fair value through mortgage banking income. At March 31, 2008 the Company had $3.003 million in locked forward sales agreements in place. Forward sale-related derivatives with positive fair values of $5 thousand were included in other assets and derivatives with negative fair values of $11 thousand were included in other liabilities.

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

FIRST M & F CORPORATION

In the ordinary course of business the Company enters into rental and lease agreements to secure office space and equipment. The Company has a variety of lease agreements in place, all of which are operating leases. The largest lease obligations are for office equipment and mainframe computer systems. The Company guarantees the lease payments for its wholly-owned banking subsidiary in one data processing lease which expires in September 2008. The remaining payments on the lease at March 31, 2008 were $157 thousand.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement generally applies to fair value measurements required under other accounting pronouncements, resulting in a consistent definition of fair value across GAAP. This Statement establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). This Statement expands disclosures about the use of fair value to measure assets and liabilities in interim and annual reports. The disclosures focus on the inputs used to measure fair value and, for recurring fair value measurements using significant unobservable inputs (within Level 3 of the fair value hierarchy), the effect of the measurements on earnings for the period. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Therefore, the Statement would be effective for the Company beginning in 2008. The Company adopted the Statement on January 1, 2008 with no material impact on its financial condition or results of operations.

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

FIRST M & F CORPORATION

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.” This Statement permits companies to measure a variety of financial instruments and other financial statement items with characteristics similar to financial instruments at fair value. The fair value option permits a company to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are to be recognized in earnings at each subsequent reporting date. The fair value option (1) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, (2) is irrevocable (unless a new election date occurs) and (3) is applied only to entire instruments and not to portions of instruments. The Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Therefore, it would become effective as of January 1, 2008 for the Company. Early adoption is permitted as of the beginning of a fiscal year on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements.” The Company adopted SFAS No. 159 on January 1, 2008, and did not elect the fair value option for any financial assets or liabilities on that date. Therefore, the adoption of the Statement did not have a material impact on the Company’s financial condition or results of operations.

In May 2007, the FASB issued FASB Staff Position (FSP) No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48.” This pronouncement clarifies that a tax position can be effectively settled upon examination by a taxing authority. Assessing whether a tax position is effectively settled is a matter of judgment because examinations occur in a variety of ways. In determining whether a tax position is effectively settled, a company should make the assessment on a position-by-position basis, but can conclude that all positions in a particular tax year are effectively settled. The provisions of this FSP are to be applied upon the adoption of Interpretation No. 48. The Company adopted the Interpretation and this FSP on June 1, 2007 with no material effect on its financial condition or results of operations.

In June 2007, the FASB issued Emerging Issues Task Force (EITF) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue No. 06-11 applies to share-based payment arrangements with dividend protection features that entitle employees to receive (a) dividends on equity-classified nonvested shares, (b) dividend equivalents on equity-classified nonvested share units, or (c) payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under SFAS No. 123(R) and result in an income tax deduction for the employer. Consensus was reached on accounting for the tax benefits of the dividend deductions as increases to additional paid-in capital and included in the pool of excess benefits available to absorb tax deficiencies on share-based payment awards. The consensus is effective prospectively for dividends declared in fiscal years beginning after December 15, 2007, making it effective for the Company on January 1, 2008. The adoption of this Issue did not have a material impact on its financial condition or results of operations.

In November 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.” This Bulletin supersedes SAB No. 105, “Application of Accounting Principles to Loan Commitments” by allowing the future cash flows associated with servicing of a loan to be included in the measurement of the written loan commitment, which makes the accounting consistent with SFAS No 156, “Accounting for Servicing of Financial Assets” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This pronouncement is to be applied prospectively to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company adopted this Bulletin on January 1, 2008 with no material impact on its financial condition or results of operations.

In December 2007, the SEC issued SAB No. 110, “Certain Assumptions Used In Valuation Methods.” This Bulletin extends the use of the “simplified method” of determining the expected lives of stock options granted when determining the fair value of the options. The “simplified method” was allowed by SAB No. 107 until December 31, 2007, at which time companies would be required to use the historical option exercise experience of stock-based compensation plans in determining the expected lives of stock option grants. This Bulletin allows the use of the simplified method beyond December 31, 2007 and is effective as of January 1, 2008. The Company adopted this Bulletin on January 1, 2008 with no material impact on its financial condition or results of operations.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” This Statement requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement requires (a) that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation, (b) that fair values of derivative instruments and their gains and losses be provided in a tabular format showing the location in an entity’s financial statements of both derivative positions existing at period end and the effect of using derivatives during the reporting period, (c) that information be disclosed about credit-risk-related contingent features and their effect on liquidity, and (d) that cross-referencing be used within the footnotes to help users of financial statements locate important information about derivative instruments. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not expect the adoption of this Statement to have a material impact on its financial condition or results of operations.

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

Interest rate shock analysis shows that the Company will experience a 3.47% decrease over 12 months in its net interest income with a gradual (12 month ramp) and sustained 200 basis point decrease in interest rates. A gradual and sustained increase in interest rates of 200 basis points will result in a 1.46% increase in net interest income. While the repricing gap suggests a potential earnings benefit should rates fall, the net interest income simulation depicts slight exposure. This is due to inherent pricing lags of deposit products in relation to changes in market rate movement and the acceleration of loan and investment cash flows that would likely occur if market rates fall. Conversely, the lagging nature of the deposit base proves beneficial if interest rates rise.

An analysis of the change in market value of equity shows how an interest rate shock will affect the difference between the market value of assets and the market value of liabilities. With all financial instruments being stated at market value, the market value of equity will decrease by 1.89% with an immediate and sustained increase in interest rates of 200 basis points. The market value of equity will decrease by 8.70% with an immediate and sustained decrease in interest rates of 200 basis points. These simulated changes in market value of equity are strongly influenced by the shorter duration of loans due to the percentage of the portfolio represented by floating-rate loans. In a rising rate environment, fixed-rate loan durations tend to extend and deposit durations tend to decrease, typically causing a decrease in market value of equity. The floating-rate loans have an offsetting effect on the typical duration changes. The directional change of the market values of assets and liabilities under rising and falling rate shocks tend to compliment the exposure profile illustrated by the net interest income simulation, outlined above.

The Company had no hedging instruments in place at March 31, 2008.

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

As of March 31, 2008 (the "Evaluation Date"), the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as defined in the Exchange Act Rules. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are sufficiently effective to ensure that material information relating to the Company and required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. During the last quarter ended March 31, 2008 there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

There have been no material changes in the risk factors previously disclosed under Part I - Item 1A of the Company’s 2007 Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of common stock for the program in place during the first quarter of 2008:

Maximum Number
			Total Number	(or Approximate
			of Shares	Dollar Value)
			(or Units) Purchased	of Shares (or Units)
	Total Number		As Part of	That May Yet Be
	of Shares (or	Average Price Paid	Publicly Announced	Purchased Under the
Period	units) Purchased	Per Share (or Unit)	Plans or Programs	Plans or Programs
01/01/08 – 01/31/08 (1)	-	$-	-	-
02/01/08 – 02/29/08	7,500	15.55	7,500	492,500
03/01/08 – 03/31/08	-	-	-	-

(1)	On December 12, 2007 the Board authorized a program to repurchase up to 500,000 shares of common stock in the open market over a twelve month period beginning in January, 2008.

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

Date : May 9, 2008

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