Form 10-Q
period 2008-06-30
FIRST M&F CORP/MS
filed 2008-08-08
CIK 320387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $5 par value	9,176,596 Shares
Title of Class	Shares Outstanding at July 31, 2008

FIRST M & F CORPORATION

FORM 10-Q

FIRST M & F CORPORATION AND SUBSIDIARY

PART I: FINANCIAL INFORMATION
Item 1 – Financial Statements (Unaudited)

Consolidated Statements of Condition
(Unaudited)

(Dollars in thousands)
	June 30		December 31
Assets	2008	2007	2007
Cash and due from banks	$52,983	$47,966	$54,240
Interest bearing bank balances	1,378	19,390	3,480
Federal funds sold	-	-	2,000
Securities available for sale, amortized cost of $238,072, $237,571 and $236,575	236,936	235,290	237,138
Loans held for sale	6,327	6,659	5,571

Loans, net of unearned income	1,195,202	1,146,879	1,219,435
Allowance for loan losses	(18,901)	(15,059)	(14,217)
Net loans	1,176,301	1,131,820	1,205,218

Bank premises and equipment	45,022	42,920	45,545
Accrued interest receivable	11,031	12,499	12,434
Other real estate	6,545	3,652	6,232
Goodwill	32,572	32,572	32,572
Other intangible assets	7,370	7,807	7,612
Bank owned life insurance	20,207	19,446	19,829
Other assets	20,683	24,686	21,880

	$1,617,355	$1,584,707	$1,653,751
Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing deposits	$187,145	$187,604	$191,206
Interest-bearing deposits	1,081,232	1,024,556	1,071,249
Total deposits	1,268,377	1,212,160	1,262,455
Federal funds purchased and repurchase agreements	17,945	12,877	9,676
Other borrowings	152,367	186,762	201,312
Junior subordinated debt	30,928	30,928	30,928
Accrued interest payable	3,523	4,219	5,151
Other liabilities	4,824	5,141	4,131
Total liabilities	1,477,964	1,452,087	1,513,653

Noncontrolling interest in subsidiaries	18	19	18

Stockholders’ equity:
Preferred stock:
Class A; 1,000,000 shares authorized	-	-	-
Class B; 1,000,000 shares authorized	-	-	-
Common stock of $5.00 par value; 15,000,000 shares authorized: 9,060,080, 9,061,080 and 9,067,580 shares issued	45,300	45,305	45,338
Additional paid-in capital	30,395	30,389	30,475
Nonvested restricted stock awards	743	507	643
Retained earnings	64,683	59,412	64,395
Accumulated other comprehensive income (loss)	(1,748)	(3,012)	(771)
Total stockholders’ equity	139,373	132,601	140,080
	$1,617,355	$1,584,707	$1,653,751

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Income
(Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Interest income:
Interest and fees on loans	$20,330	$22,065	$42,485	$43,284
Interest on loans held for sale	98	136	195	248
Taxable investments	2,357	2,367	4,714	4,851
Tax-exempt investments	546	447	1,053	909
Federal funds sold	46	56	134	68
Interest bearing bank balances	28	54	105	97
Total interest income	23,405	25,125	48,686	49,457

Interest expense:
Deposits	8,149	8,848	17,870	17,519
Federal funds purchased and repurchase agreements	101	149	161	337
Other borrowings	1,563	2,114	3,439	4,084
Junior subordinated debt	492	492	989	988
Total interest expense	10,305	11,603	22,459	22,928

Net interest income	13,100	13,522	26,227	26,529
Provision for loan losses	6,080	630	6,860	1,260
Net interest income after provision for loan losses	7,020	12,892	19,367	25,269

Noninterest income:
Service charges on deposit accounts	2,930	2,698	5,723	5,197
Mortgage banking income	232	358	625	774
Agency commission income	1,037	1,008	2,038	2,049
Trust and brokerage income	198	150	336	287
Bank owned life insurance income	197	164	348	354
Securities gains (losses), net	11	-	22	-
Loss on extinguishment of debt	-	(126)	-	(126)
Other income	665	666	1,690	2,082
Total noninterest income	5,270	4,918	10,782	10,617

Noninterest expenses:
Salaries and employee benefits	7,307	7,303	14,963	14,554
Net occupancy expenses	1,026	902	2,031	1,769
Equipment expenses	898	918	1,789	1,815
Software and processing expenses	526	360	957	704
Telecommunication expenses	271	272	548	531
Marketing and business development expenses	370	420	669	765
Intangible asset amortization	121	121	242	306
Other expenses	2,941	2,270	5,615	4,946
Total noninterest expenses	13,460	12,566	26,814	25,390

Income (loss) before income taxes and noncontrolling interests	(1,170)	5,244	3,335	10,496
Income taxes	(707)	1,702	657	3,393
Noncontrolling interest in earnings (losses) of subsidiaries, net of taxes of $2, $5, $3 and $9	3	7	5	14

Net income (loss)	$(466)	$3,535	$2,673	$7,089

Earnings (loss) per share:
Basic	$(.05)	$.39	$.30	$.78
Diluted	$(.05)	$.39	$.29	$.78

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Comprehensive Income
(Unaudited)

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007

Net income (loss)	$(466)	$3,535	$2,673	$7,089

Other comprehensive income:
Change in unrealized gains (losses) on securities available for sale, net of tax of $1,456 and $513 for the three months ended June 30 and $626 and $325 for the six months ended June 30	(2,446)	(863)	(1,051)	(547)
Reclassification adjustment for (gains) losses on securities available for sale included in net income, net of tax of $4 and $0 for the three months ended June 30 and $8 and $0 for the six months ended June 30	(7)	-	(14)	-
Defined benefit pension plan:
Transition obligation amortization, net of tax of $1 and $1 for the three months ended June 30 and $2 and $2 for the six months ended June 30	(2)	(2)	(3)	(3)
Prior service cost amortization, net of tax of $4 and $4 for the three months ended June 30 and $7 and $7 for the six months ended June 30	(6)	(6)	(12)	(12)
Actuarial loss amortization, net of tax of $31 and $39 for the three months ended June 30 and $61 and $78 for the six months ended June 30	52	66	103	131

Other comprehensive income (loss)	(2,409)	(805)	(977)	(431)

Total comprehensive income (loss)	$(2,875)	$2,730	$1,696	$6,658

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity
Six Months Ended June 30, 2008 and 2007
(Unaudited)

(Dollars in thousands, except per share data)			Nonvested		Accumulated
		Additional	Restricted		Other
	Common	Paid-in	Stock	Retained	Comprehensive
	Stock	Capital	Awards	Earnings	Income	Total
January 1, 2007	$45,231	$30,315	$375	$54,707	$(2,581)	$128,047
Net income	-	-	-	7,089	-	7,089
Cash dividends ($.26 per share)	-	-	-	(2,385)	-	(2,385)
14,854 common shares issued in exercise of stock options	74	155	-	-	-	229
Tax benefits on stock option transactions	-	84	-	-	-	84
Option cancellation payments	-	(175)	-	-	-	(175)
Share-based compensation expense recognized	-	10	132	1	-	143
Net change	-	-	-	-	(431)	(431)

June 30, 2007	$45,305	$30,389	$507	$59,412	$(3,012)	$132,601

January 1, 2008	$45,338	$30,475	$643	$64,395	$(771)	$140,080
Net income	-	-	-	2,673	-	2,673
Cash dividends ($.26 per share)	-	-	-	(2,387)	-	(2,387)
7,500 common shares repurchased	(38)	(80)	-	-	-	(118)
Share-based compensation expense recognized	-	-	100	2	-	102
Net change	-	-	-	-	(977)	(977)

June 30, 2008	$45,300	$30,395	$743	$64,683	$(1,748)	$139,373

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)	Six Months Ended June 30
	2008	2007
Cash flows from operating activities:
Net income	$2,673	$7,089
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	102	143
Amortization of pension costs	60	140
Depreciation and amortization	1,702	1,596
Provision for loan losses	6,860	1,260
Net investment accretion	(103)	(187)
Net change in unearned fees/deferred costs on loans	(140)	155
Capitalized dividends on FHLB stock	(167)	(180)
Net accretion of discount on time deposits	27	43
Net accretion of discount on debt	-	6
Loss on extinguishment of debt	-	126
Gain on securities available for sale	(22)	-
Gain on loans held for sale	(117)	(105)
Other asset sales losses	441	196
Earnings of noncontrolling interest	9	23
Deferred income taxes	(2,019)	(403)
(Increase) decrease in:
Accrued interest receivable	1,403	91
Cash surrender value of bank owned life insurance	(348)	(354)
Loans held for sale	(703)	665
Other assets	949	(3,596)
Increase (decrease) in:
Accrued interest payable	(1,628)	(565)
Other liabilities	1,455	431

Net cash provided by operating activities	10,434	6,574

Cash flows from investing activities:
Purchases of securities available for sale	(66,013)	(2,736)
Sales of securities available for sale	3,578	815
Maturities of securities available for sale	61,063	27,775
Net (increase) decrease in:
Interest bearing bank balances	2,102	(15,700)
Federal funds sold	2,000	-
Loans	17,751	(62,697)
Bank premises and equipment	(918)	(3,067)
Purchases of bank owned life insurance	(30)	(10)
Proceeds from sales of other real estate and other repossessed assets	3,693	1,061
Net (purchases) redemptions, of FHLB and FRB stock	2,378	(1,202)

Net cash provided by (used in) investing activities	25,604	(55,761)

(Continued)

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)	Six Months Ended June 30
	2008	2007
Cash flows from financing activities:
Net increase in deposits	$5,895	$26,135
Net increase in short-term borrowings	8,269	(6,735)
Proceeds from other borrowings	115,500	205,600
Repayments of other borrowings	(164,445)	(185,370)
Earnings distributions to noncontrolling interests	(9)	(23)
Cash dividends	(2,387)	(2,385)
Common shares issued	-	229
Common shares repurchased	(118)	-
Payments to cancel stock options	-	(175)
Tax benefits on stock option transactions	-	84

Net cash provided by (used in) financing activities	(37,295)	37,360

Net decrease in cash and due from banks	(1,257)	(11,827)

Cash and due from banks at January 1	54,240	59,793

Cash and due from banks at June 30	$52,983	$47,966

Total interest paid	$24,062	$23,443
Total income taxes paid	1,941	5,104
Income tax refunds received	-	302
Transfers of loans to foreclosed property	4,354	1,733

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

Level 3 Inputs – Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at
		June 30, 2008, Using
		Quoted
		Prices In
		Active
		Markets	Significant
	Assets/Liabilities	For	Other	Significant
	Measured at Fair	Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	June 30, 2008	(Level 1)	(Level 2)	(Level 3)

Securities available for sale	$236,936	$-	$236,936	$-

Mortgage derivative assets	43	-	43	-

Mortgage derivative liabilities	11	-	11	-

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

Certain financial assets such as impaired loans are measured by means that are similar to fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to adjustments similar to fair value adjustments in certain circumstances, such as when there is evidence of impairment. Impaired values are determined by discounting expected cash flows by a rate equal to the original yield of the loan rather than by a market discount rate. However, when market prices or dealer quotes for loans are available and can be used, then the impaired value does meet the definition of fair value. Collateral dependent loans are valued for impairment purposes by using the appraised amount of the underlying collateral. Although the valuations based upon non-market discount rates and collateral values do not meet the technical definition of “fair value” they are similar in nature. The Company recorded an additional $5.000 million loan loss accrual during June 2008 based primarily upon impairment calculations related to collateral dependent loans.

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

Note 3: Earnings (Loss) Per Share

(Dollars in thousands, except per share data)	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Net income (loss)	$(466)	$3,535	$2,673	$7,089

Weighted average shares outstanding	9,060,080	9,057,948	9,062,195	9,055,302
Add dilutive effect of outstanding options	-	58,743	34,265	54,811

Adjusted dilutive shares outstanding	9,060,080	9,116,691	9,096,460	9,110,113

Earnings (loss) per share:
Basic	$(.05)	$.39	$.30	$.78
Diluted	$(.05)	$.39	.29	.78

Stock options not included in adjusted shares due to anti-dilutive effect	32,343	1,520	19,963	1,353

FIRST M & F CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 4: Loans

The composition of the loan portfolio is shown in the table below:

(Dollars in thousands)	June 30		December 31
	2008	2007	2007

Commercial, financial and agricultural	$139,933	$167,184	$169,447
Non-residential real estate	752,437	672,764	731,595
Residential real estate	210,813	220,876	223,614
Home equity loans	45,623	37,374	45,987
Consumer loans	39,501	41,385	40,860
Other loans	6,895	7,296	7,932

Total loans	$1,195,202	$1,146,879	$1,219,435

The following table is a summary of the activity in the Allowance for Loan Losses for the first six months of 2008 and 2007:

(Dollars in thousands)	Six Months Ended June 30
	2008	2007
Balance at January 1	$14,217	$14,950

Loans charged off	(2,557)	(1,919)
Recoveries	381	768
Net charge-offs	(2,176)	(1,151)

Provision for loan losses	6,860	1,260

Balance at June 30	$18,901	$15,059

FIRST M & F CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 5: Goodwill and Other Intangible Assets

Following is a summary of intangible assets, net of accumulated amortization, included in the Consolidated Statements of Condition:

(Dollars in thousands)			Customer
		Core	Renewal	Noncompete	Banking
	Goodwill	Deposits	Lists	Agreements	Charter
Balance at December 31, 2006	$32,572	$6,784	$209	$95	$1,025
Amortization expense	-	(278)	(14)	(14)	-

Balance at June 30, 2007	$32,572	$6,506	$195	$81	$1,025

Balance at December 31, 2007	$32,572	$6,292	$228	$67	$1,025
Amortization expense	-	(214)	(14)	(14)	-

Balance at June 30, 2008	$32,572	$6,078	$214	$53	$1,025

Estimated amortization expense
Remainder of 2008	$213	$15	$14
2009	427	30	26
2010	427	30	14
2011	427	30	-
2012	427	24	-
2013	427	21	-

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

Goodwill is tested for impairment annually as of the end of the fiscal year. The impairment testing as of December 31, 2007 showed no impairment. A subsequent recalculation of the annual test at the end of the second quarter using a more severe credit deterioration assumption also resulted in no impairment charge.

Note 6: Variable Interest Entity And Borrowing Arrangements

The following is a summary of other borrowings at June 30, 2008 and 2007 and December 31, 2007:

(Dollars in thousands)	June 30		December 31
	2008	2007	2007
Company’s line of credit in the amount of $15,000,000, maturing in May 2009; secured by approximately 29% of the Bank’s common stock; interest payable quarterly at .75% below the lender’s base rate	$2,416	$1,566	$1,917

Bank’s advances from Federal Home Loan Banks, net of unamortized purchase accounting discount of $3, premium of $1 and discount of $5	149,868	185,196	199,084

Other mortgages to third parties on other real estate	83	-	311

	$152,367	$186,762	$201,312

Company’s junior subordinated debentures, interest payable quarterly at 6.44% through March 2011, payable quarterly at 90-day LIBOR plus 1.33% through March 2036; redeemable after March 2011	$30,928	$30,928	$30,928

FIRST M & F CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 6: (Continued)

The net loss for the second quarter of 2008 caused the Company to be in violation of a covenant related to a minimum quarterly return on assets percentage in its note with a correspondent bank. The correspondent bank granted a temporary waiver to the covenant violation.

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

Note 7: Pension and Other Employee Benefit Plans

As discussed in Note 18 to the December 31, 2007 financial statements, the Bank has a defined benefit pension plan covering substantially all full time employees of the Bank and its subsidiaries. The Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” as of December 31, 2006. The following table provides a summary of the components of the Unamortized Pension Costs recognized in stockholders’ equity as of June 30, 2008 and December 31, 2007:

(Dollars in thousands)	Balance	2008	Balance
	12/31/07	Amortization	06/30/08
Unamortized transition asset	$(18)	$5	$(13)
Unamortized prior service cost	(145)	18	(127)
Unamortized actuarial loss	1,955	(163)	1,792
	1,792	(140)	1,652
Deferred taxes	(668)	52	(616)
Net unamortized pension costs	$1,124	$(88)	$1,036

The following is a summary of the components of net periodic benefit costs for the three and six month periods ended June 30, 2008 and 2007:

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Service cost	$-	$-	$-	$-
Interest cost	115	119	230	237
Expected return on plan assets	(155)	(141)	(310)	(282)
Amortization of transition asset	(3)	(3)	(5)	(5)
Amortization of prior service costs	(9)	(10)	(18)	(19)
Recognized actuarial (gain) loss	82	105	163	209

Net pension cost	$30	$70	$60	$140

The Company did not make any contributions to the pension plan during the first half of 2007 and 2008. The Company does not expect to make any contributions to the pension plan during 2008.

The Company made $75 thousand in contributions to the ESOP and $363 thousand in matching contributions to the 401k plan during the first six months of 2008. The Company made $75 thousand in contributions to the ESOP and $361 thousand in matching contributions to the 401k plan during the first six months of 2007.

The Company has a nonqualified deferred compensation plan for certain senior officers. Participants deferred $53 thousand of compensation during the first six months of 2008 and $52 thousand during the first six months of 2007. Employee benefit expenses include credits for earnings declines attributed to the participants’ accounts of $7 thousand for the first six months of 2008 and charges for earnings increases of $34 thousand for the first six months of 2007. The plan incurred $1 thousand of expenses during the first six months of 2008 and $2 thousand during the first six months of 2007. Liabilities of the plan were $448 thousand at June 30, 2008, and $332 thousand at June 30, 2007, substantially all of which were vested.

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

The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model.

The following table is a summary of outstanding options and weighted average exercise prices:

	Six Months Ended June 30
	2008		2007
	Number	Price	Number	Price
January 1	128,500	$16.16	186,462	$15.59
Exercised	-	-	(14,854)	15.35
Cancelled	-	-	(38,108)	13.96
Granted	7,000	13.84	2,000	19.00

June 30	135,500	$16.04	135,500	$16.13

Exercisable at June 30, 2008	118,500	$16.00
Available for additional grant at June 30, 2008	388,000

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

In August 2005 the Company issued 76,766 restricted stock awards at a grant date fair value of $17.08 to certain senior officers of the Company. Substantially all of the shares vest in seven (7) years and are potentially forfeitable until the vesting date. Additionally the shares include a performance condition that may accelerate vesting at the achievement of a diluted earnings per share and net income target. Non-achievement of the performance condition during the seven (7) year vesting period would not prevent vesting of the shares. In December 2005 the Company issued 37,000 restricted stock awards at a grant date fair value of $16.86 to certain senior and executive officers of the Bank. The shares vest on the following schedule: 25,000 of the shares in seven (7) years, 6,000 shares in five (5) years and 6,000 shares in three (3) years. In December 2006 the Company issued 4,000 restricted stock awards at a grant date fair value of $19.59 to an officer of the Bank. The shares vest as follows: 1,500 shares in one year, 1,500 shares in two years and 1,000 shares in three years. In December 2007 the Company issued 13,250 restricted stock awards at a grant date fair value of $15.48 to certain officers of the Bank and its subsidiary. The shares vest in seven (7) years. The share awards issued in December of 2005, 2006 and 2007 have the same potential acceleration criteria as the awards issued in August 2005. At June 30, 2008 there was $1.184 million in unrecognized compensation cost. The Company estimates that 4.00% (.57% annual rate) of the nonvested shares will be forfeited in determining net compensation expenses recognized. In March 2007, 3,000 shares were forfeited, and in December 2007, an additional 3,000 shares were forfeited. In December 2007, 1,500 shares of restricted stock with a fair value of $24 thousand became fully vested and outstanding. In April 2008, 4,000 shares were forfeited, and in May 2008, an additional 3,000 shares were forfeited. The following table provides a summary of the restricted share activity:

		Grant Date
	Shares	Fair Value
January 1, 2007	117,766	$17.09
Granted in 2007	13,250	15.48
Forfeited in 2007	(6,000)	17.08
Vested in 2007	(1,500)	19.59
December 31, 2007	123,516	16.89
Forfeited in 2008	(7,000)	17.08
June 30, 2008	116,516	16.88

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

FIRST M & F CORPORATION

Financial Summary

The Company incurred a net loss for the second quarter of 2008 of $466 thousand, or $.05 basic and diluted loss per share as compared to earnings of $3.535 million, or $.39 basic and diluted earnings per share for the same period in 2007 and $3.139 million or $.35 basic and $.34 diluted earnings per share for the first quarter of 2008. Net income for the first half of 2008 was $2.673 million, or $.30 basic and $.29 diluted earnings per share as compared to $7.089 million, or $.78 basic and diluted earnings per share for the same period in 2007. Major factors contributing to the decrease in year-over-year earnings were (1) an additional loan loss accrual of $5.000 million during the second quarter of 2008, (2) a decrease of $24.233 million in loans outstanding during the first half of 2008 and (3) a net interest margin of 3.69% for the first half of 2008 as compared to 3.97% for the first half of 2007.

Highlights for the first six months of 2008 and 2007 are as follows:

•	Return on assets for the first half of 2008 was .33% and return on equity was 3.75%
•	Return on assets for the first half of 2007 was .93% and return on equity was 10.93%
•	The net interest margin improved to 3.73% in the second quarter of 2008 from 3.66% in the first quarter
•
Declines in loan balances in the Tupelo and Desoto County Mississippi markets and the Memphis, Tennessee market during the second quarter of 2008 overshadowed increases in loan volumes in the Madison County Mississippi, and Alabama markets

•	The Memphis, Tennessee, Birmingham, Alabama and Crestview, Florida markets contributed most of the loan growth for the first half of 2007
•	Nonaccrual loans were .94% of total loans at June 30, 2008 as compared to .51% at June 30, 2007
•	Annualized net charge-offs remained a respectable .36% for the first half of 2008 as compared to .21% for the first half of 2007

FIRST M & F CORPORATION

The following table shows the quarterly net loan, non-interest bearing deposit, and interest bearing deposit growth for the last five quarters:

(Net change, in thousands)

		Non-Interest	Interest
Quarter	Loans	Bearing Deposits	Bearing Deposits
2nd Qtr 2007	38,329	(512)	3,808
3rd Qtr 2007	51,581	(1,481)	4,427
4th Qtr 2007	20,975	5,083	42,266
1st Qtr 2008	(13,267)	(4,126)	55,246
2nd Qtr 2008	(10,966)	65	(45,263)

The following table shows the quarterly net interest income, loan loss accruals, non-interest income and non-interest expense amounts for the last five quarters:

(Net amount, in thousands)

	Net Interest	Loan Loss	Non-Interest	Non-Interest
Quarter	Income	Accruals	Income	Expense
2nd Qtr 2007	13,522	630	4,918	12,566
3rd Qtr 2007	13,786	630	5,430	12,894
4th Qtr 2007	13,725	630	5,273	13,089
1st Qtr 2008	13,127	780	5,512	13,354
2nd Qtr 2008	13,100	6,080	5,270	13,460

The following table shows the components of diluted earnings (loss) per share for the last five quarters:

	2nd Qtr 2008	1st Qtr 2008	4th Qtr 2007	3rd Qtr 2007	2nd Qtr 2007
Net interest income	$1.45	$1.44	$1.51	$1.51	$1.48
Loan loss expense	.67	.09	.07	.07	.07
Noninterest income	.58	.61	.58	.59	.53
Noninterest expense	1.49	1.47	1.44	1.41	1.36
Net income (loss) before taxes	(.13)	.49	.58	.62	.58
Income taxes	(.08)	.15	.19	.20	.19
Net income (loss)	$(.05)	$.34	$.39	$.42	$.39

FIRST M & F CORPORATION

The following table shows performance ratios for the last five quarters:

	2nd Qtr 2008	1st Qtr 2008	4th Qtr 2007	3rd Qtr 2007	2nd Qtr 2007
Net interest margin	3.73%	3.66%	3.83%	3.94%	4.00%
Efficiency ratio	71.85	70.33	67.68	66.08	67.02
Return on assets	(.12)	.76	.87	.96	.92
Return on equity	(1.30)	8.87	10.13	11.18	10.69
Noninterest income to avg. assets	1.31	1.34	1.29	1.36	1.28
Noninterest income to revenues (1)	28.13	29.03	27.31	27.83	26.23
Noninterest expense to avg assets	3.34	3.25	3.19	3.24	3.26
Salaries and benefits to total noninterest expense	54.28	57.33	57.23	56.63	58.13
Contribution margin (2)	61.00	59.68	61.21	62.58	61.04
Nonaccrual loans to loans	.94	.78	.53	.53	.51
90 day past due loans to loans	.33	.45	.09	.16	.04
Annualized net charge offs as a percent of average loans	.46	.27	.45	.25	.30
(1)	Revenues equal tax-equivalent net interest income before loan loss expense, plus noninterest income.
(2)	Contribution margin equals revenues minus salaries & benefits, divided by revenues.

The following table shows revenue related performance statistics for the last five quarters:

(Dollars in thousands)	2nd Qtr 2008	1st Qtr 2008	4th Qtr 2007	3rd Qtr 2007	2nd Qtr 2007
Mortgage originations	$17,720	$17,826	$14,218	$19,924	$20,700
Commissions from annuity sales	49	26	26	33	37
Trust revenues	86	72	77	85	75
Retail investment revenues	112	66	77	72	75
Revenues per FTE employee	33	34	34	35	33
Agency commissions per agency FTE employee (1)	25	25	17	30	25
(1) Agency commissions are property, casualty, life and health commissions produced by the insurance agency personnel.

The following table shows additional statistics for the Company at the end of the last five quarters:

	2nd Qtr 2008	1st Qtr 2008	4th Qtr 2007	3rd Qtr 2007	2nd Qtr 2007
Full-time equivalent employees	556	565	564	555	562
Number of noninterest-bearing deposit accounts	36,455	37,329	38,941	39,058	38,529

FIRST M & F CORPORATION

Net Interest Income

Net interest income before loan loss expenses for the first six months of 2008 was $26.227 million as compared to $26.529 million for the first six months of 2007. For the first six months of 2008 compared to 2007: earning asset yields decreased by 55 basis points, liability costs decreased by 32 basis points, the net interest spread decreased by 23 basis points and the net interest margin decreased by 28 basis points.

Net interest income before loan loss expenses for the second quarter of 2008 was $13.100 million as compared to $13.522 million for the second quarter of 2007 and $13.127 million for the first quarter of 2008. For the second quarter of 2008 compared to the same quarter of 2007: earning asset yields decreased by 78 basis points, liability costs decreased by 59 basis points, the net interest spread decreased by 19 basis points and the net interest margin decreased by 27 basis points. For the second quarter of 2008 compared to the first quarter of 2008: earning asset yields decreased by 38 basis points, liability costs decreased by 47 basis points, the net interest spread increased by 9 basis points and the net interest margin increased by 7 basis points.

Balance sheet dynamics affecting the comparative net interest margins for the first six months of 2008 compared to 2007 include (1) growth of 8.21% in average loans held for investment, (2) an increase in average loans as a percentage of earning assets from 80.63% in the first six months of 2007 to 82.03% in the first six months of 2008, (3) an increase in average interest-bearing deposits of 9.48%, (4) a decrease in average other borrowings of 6.96% and (5) a decrease in average noninterest-bearing deposits as a percentage of total assets from 11.66% in 2007 to 11.03% in 2008.

Balance sheet dynamics affecting the comparative net interest margins for the second quarter of 2008 compared to 2007 include (1) growth of 6.38% in average loans held for investment, (2) an increase in average loans as a percentage of earning assets from 80.93% in the second quarter of 2007 to 82.16% in the second quarter of 2008, (3) an increase in average interest-bearing deposits of 9.22%, (4) a decrease in average other borrowings of 19.00% and (5) a decrease in average noninterest-bearing deposits as a percentage of total assets from 11.76% in 2007 to 11.17% in 2008.

Balance sheet dynamics affecting the comparative net interest margins for the second quarter of 2008 compared to the first quarter of 2008 include (1) a decline of 1.63% in average loans held for investment, (2) an increase in average loans as a percentage of earning assets from 81.90% in the first quarter of 2008 to 82.16% in the second quarter of 2008, (3) a decrease in average interest-bearing deposits of 1.58%, (4) a decrease in average borrowings of 17.04% and (5) an increase in average noninterest-bearing deposits as a percentage of total assets from 10.89% in the first quarter of 2008 to 11.17% in the second quarter of 2008.

Yield and cost dynamics affecting the comparative net interest margins for the first six months of 2008 compared to 2007 include (1) a decrease of 74 basis points in yields on loans held for investment and for sale, (2) an increase of 15 basis points in investment and short-term funds yields, (3) a decrease of 25 basis points in costs of deposits and (4) a decrease of 49 basis points in costs of borrowings.

Yield and cost dynamics affecting the comparative net interest margins for the second quarter of 2008 compared to 2007 include (1) a decrease of 103 basis points in yields on loans held for investment and for sale, (2) an increase of 24 basis points in investment and short-term funds yields, (3) a decrease of 54 basis points in costs of deposits and (4) a decrease of 53 basis points in costs of borrowings.

Yield and cost dynamics affecting the comparative net interest margins for the second quarter of 2008 compared to the first quarter of 2008 include (1) a decrease of 50 basis points in yields on loans held for investment and for sale, (2) an increase of 13 basis points in investment and short-term funds yields, (3) a decrease of 52 basis points in costs of deposits and (4) a decrease of 12 basis points in costs of borrowings.

FIRST M & F CORPORATION

The decrease in asset yields for the first half of 2008 as compared to the same period in 2007 can be attributed to (1) a decrease in the prime lending rate of 100 basis points during 2007 followed by a decrease of 200 basis points during the first quarter of 2008, (2) a steady increase in short-term interest rates throughout 2006 that plateaued during the first and second quarters of 2007 and (3) a moderate level of variable-rate loans as a percent of loans of approximately 22% at June 30, 2008. Deposit costs for 2008 were primarily influenced by short-term interest rate decreases throughout most of 2007 combined with a strategy during 2008 to replace certificates of deposits with premium-rate money-market and NOW accounts. An additional factor contributing to the decrease in net interest margins was the decrease in loans held for investment of $10.966 million during the second quarter of 2008 and of $13.267 million during the first quarter of 2008.

Net interest margins should be affected during the remainder of 2008 by the steepness of the yield curve, credit spreads that are being priced into the corporate markets, and a slowing in demand for commercial and consumer credit. The yield curve between the 3-month and 5-year Treasuries was inverted by 44 basis points during December 2006 and by 60 basis points during March 2007. However, by December 2007 the 3-month to 5-year Treasury spread was a positive 42 basis points and was 160 basis points during June 2008. The AAA corporate bond to 3-month Treasury spread was 35 basis points during December 2006 and had narrowed to 22 basis points during March 2007. This measure of credit spreads was 242 basis points during December 2007 and was 379 basis points during June 2008, a direct result of the tightened liquidity in the corporate debt markets. The economy has weakened since the second quarter of 2007 with a considerable slowing in the consumer real estate sector. The Federal Reserve Board has responded by providing liquidity facilities to the commercial and investment banking sectors as well as through discount rate reductions. The Federal Open Market Committee decreased its Fed funds target rate by 100 basis points during the second half of 2007 and by 200 basis points during the first quarter of 2008. Additionally, the Federal Reserve lowered the discount rate by 150 basis points during the second half of 2007 and by 225 basis points during the first quarter of 2008. Corporate bond yields, which moved higher during the second and third quarters of 2007, reflect a lack of liquidity, concerns about inflation and concerns related to the ongoing effects of the sub-prime mortgage crisis.

Yields on loans held for investment declined from 7.75% during the fourth quarter of 2007 to 6.86% for the second quarter of 2008. Management expects loan yields to continue to decrease over the course of 2008. Deposit costs fell by 16 basis points during the first quarter of 2008 and by an additional 52 basis points during the second quarter of 2008 after steadily rising throughout 2007. Management expects deposit costs to continue to decrease as certificates of deposit, brokered deposits and borrowings mature and reprice in the current lower rate environment or are displaced by other competitive interest-bearing checking and money-market accounts.

FIRST M & F CORPORATION

The following table shows the components of the net interest margin for the first and second quarters of 2008 and 2007:

	Yields/Costs		Yields/Costs
	2nd Quarter, 2008	1st Quarter, 2008	2nd Quarter, 2007	1st Quarter, 2007
Interest bearing bank balances	1.96%	3.15%	4.61%	4.67%
Federal funds sold	2.72	3.40	3.59	5.57
Taxable investments	5.18	5.03	4.80	4.82
Tax-exempt investments	6.21	6.24	6.26	6.28
Loans held for sale	5.29	5.52	5.59	5.21
Loans held for investment	6.86	7.36	7.90	7.83
Earning asset yield	6.58	6.96	7.36	7.29

Interest checking	1.49	1.46	1.35	1.38
Money market deposits	2.33	2.74	2.52	2.31
Savings	2.32	2.76	2.75	2.63
Certificates of deposit	3.87	4.49	4.62	4.58
Short-term borrowings	2.29	3.30	4.98	5.23
Other borrowings	4.82	4.75	5.12	5.15
Cost of interest-bearing liabilities	3.22	3.69	3.81	3.75

Net interest spread	3.36	3.27	3.55	3.54
Effect of non-interest bearing deposits	.40	.44	.49	.48
Effect of leverage	(.03)	(.05)	(.04)	(.08)
Net interest margin, tax-equivalent	3.73	3.66	4.00	3.94
Less: Tax equivalent adjustments:
Investments	.09	.09	.08	.09
Loans	.01	.01	.01	.01
Reported book net interest margin	3.63%	3.56%	3.91%	3.84%

The following table shows the components of the net interest margin for the first six months of 2008 and 2007:

	Yields/Costs
	June 2008	June 2007
Interest bearing bank balances	2.72%	4.64%
Federal funds sold	3.13	3.83
Taxable investments	5.11	4.81
Tax-exempt investments	6.22	6.27
Loans held for sale	5.40	5.41
Loans held for investment	7.11	7.86
Earning asset yield	6.77	7.32

Interest checking	1.48	1.37
Money market deposits	2.52	2.42
Savings	2.54	2.69
Certificates of deposit	4.19	4.60
Short-term borrowings	2.59	5.12
Other borrowings	4.78	5.13
Cost of interest-bearing liabilities	3.46	3.78

Net interest spread	3.31	3.54
Effect of non-interest bearing deposits	.42	.48
Effect of leverage	(.04)	(.05)
Net interest margin, tax-equivalent	3.69	3.97
Less: Tax equivalent adjustments:
Investments	.08	.08
Loans	.01	.01
Reported book net interest margin	3.60%	3.88%

FIRST M & F CORPORATION

The following table shows average balance sheets for the first and second quarters of 2008 and 2007:

(Dollars in thousands)
	2nd Quarter, 2008	1st Quarter, 2008	2nd Quarter, 2007	1st Quarter, 2007
Interest bearing bank balances	$5,627	$9,893	$4,726	$3,694
Federal funds sold	6,783	10,463	6,247	876
Taxable investments	182,982	188,424	197,922	209,282
Tax-exempt investments	56,376	52,139	45,654	47,555
Loans held for sale	7,406	7,104	9,786	8,716
Loans held for investment	1,193,703	1,213,121	1,122,129	1,101,879
Earning assets	1,452,877	1,481,144	1,386,464	1,372,002
Other assets	168,688	173,807	159,594	168,914
Total assets	$1,621,565	$1,654,951	$1,546,058	$1,540,916

Interest checking	$211,590	$202,638	$190,049	$205,598
Money market deposits	186,740	165,706	136,525	127,300
Savings deposits	116,720	111,973	99,997	96,941
Certificates of deposit	582,841	634,966	578,631	586,504
Short-term borrowings	17,693	7,319	12,069	14,550
Other borrowings	171,600	200,849	204,199	194,111
Interest-bearing liabilities	1,287,184	1,323,451	1,221,470	1,225,004
Noninterest-bearing deposits	181,134	180,161	181,819	177,959
Other liabilities	9,197	8,968	10,133	8,978
Stockholders’ equity	144,050	142,371	132,636	128,975
Liabilities and stockholders’ equity	$1,621,565	$1,654,951	$1,546,058	$1,540,916

Loans to earning assets	82.16%	81.90%	80.93%	80.31%
Loans to assets	73.61%	73.30%	72.58%	71.51%
Earning assets to assets	89.60%	89.50%	89.68%	89.04%
Noninterest-bearing deposits to assets	11.17%	10.89%	11.76%	11.55%
Equity to assets	8.88%	8.60%	8.58%	8.37%

The following table shows average balance sheets for the first six months of 2008 and 2007:

(Dollars in thousands)
	June 2008	June 2007
Interest bearing bank balances	$7,760	$4,213
Federal funds sold	8,624	3,576
Taxable investments	185,703	203,570
Tax-exempt investments	54,257	46,599
Loans held for sale	7,255	9,254
Loans held for investment	1,203,412	1,112,060
Earning assets	1,467,011	1,379,272
Other assets	171,247	164,229
Total assets	$1,638,258	$1,543,501

Interest checking	$207,114	$197,780
Money market deposits	176,223	131,938
Savings deposits	114,346	98,478
Certificates of deposit	608,903	582,546
Short-term borrowings	12,506	13,302
Other borrowings	186,225	199,183
Interest-bearing liabilities	1,305,317	1,223,227
Noninterest-bearing deposits	180,647	179,900
Other liabilities	9,083	9,558
Stockholders’ equity	143,211	130,816
Liabilities and stockholders’ equity	$1,638,258	$1,543,501

Loans to earning assets	82.03%	80.63%
Loans to assets	73.46%	72.05%
Earning assets to assets	89.55%	89.36%
Noninterest-bearing deposits to assets	11.03%	11.66%
Equity to assets	8.74%	8.48%

FIRST M & F CORPORATION

Provision for Loan Losses

The accrual for the provision for loan losses for the first half of 2008 was $6.860 million as compared to $1.260 million for the first half of 2007. Net charge-offs were $2.176 million for the first half of 2008 as compared to $1.151 million for the first half of 2007.

The accrual for the provision for loan losses for the second quarter of 2008 was $6.080 million as compared to $630 thousand for the second quarter of 2007. The allowance for loan losses as a percentage of loans was 1.58% at June 30, 2008, 1.17% at December 31, 2007, and 1.31% at June 30, 2007. Net charge-offs were $1.375 million in the second quarter of 2008 as compared to $847 thousand for the second quarter of 2007.

Nonaccrual loans as a percentage of loans increased to .94% at June 30, 2008 as compared to .53% at December 31, 2007, and .51% at June 30, 2007. The Company saw credit quality deteriorate during the second quarter of 2008 in the construction, acquisition and land development portfolio, although without significant impact on the nonaccrual or 90-day past due totals. Other real estate-secured commercial loans contributed to an increase in nonaccrual loans of approximately $1.592 million. The Company also experienced a slow-down in quality within its traditional commercial loan portfolio as 90-day past due loans for the category increased by $1.819 million during the second quarter. Although the Company has virtually no sub-prime exposure, it is affected by the slowdown in the housing market and the continued decrease in housing prices. Business activity and cash flows in the commercial real estate segment of the Company’s loan portfolio have been affected by the slowing economy and by the indirect effects of the sub-prime mortgage fallout in 2008. The effect of the slowing economy on credit quality statistics can be seen in the following table.

	Past Due	Past Due 90
(Dollars in thousands)	30 – 89 Days	Days and
	and Still Accruing	Still Accruing	Nonaccrual
Real estate-secured loans at 06/30/08	$17,657	$2,043	$10,609
Real estate-secured loans at 03/31/08	$7,050	$5,309	$8,828

Commercial and industrial loans at 06/30/08	$1,240	$1,948	$603
Commercial and industrial loans at 03/31/08	$2,977	$130	$500

The Company continues to monitor real estate and commercial exposures on a monthly basis in order to address any problems in the earliest stages.

Non Interest Income

Noninterest income, excluding securities transactions and losses on debt extinguishment, for the first half of 2008 was $10.760 million as compared to $10.743 million for the same period in 2007. For the first half of 2008 as compared to 2007: (1) deposit revenues increased by $526 thousand, (2) mortgage banking revenues decreased by $149 thousand and (3) agency commissions decreased by $11 thousand.

Noninterest income, excluding securities transactions and losses on debt extinguishment, for the second quarter of 2008 was $5.259 million as compared to $5.044 million for the same period in 2007 and $5.504 million in the first quarter of 2008. For the second quarter of 2008 as compared to the second quarter of 2007: (1) deposit revenues increased by $232 thousand, (2) mortgage banking revenues decreased by $126 thousand and (3) agency commissions increased by $29 thousand. For the second quarter of 2008 as compared to the first quarter of 2008: (1) deposit revenues increased by $137 thousand, (2) mortgage banking revenues decreased by $161 thousand and (3) agency commissions increased by $36 thousand.

FIRST M & F CORPORATION

Deposit revenues improved by 10.12% for the first half of 2008 as compared to 2007. The second quarter of 2008 showed an increase of 8.60% over the second quarter of 2007 and a 4.91% increase over the first quarter of 2008. Overdraft fee revenues, which comprise approximately 70% of deposit revenues, increased by 9.61% from the first half of 2007 to the first half of 2008, increased by 7.22% from the second quarter of 2007 to the second quarter of 2008 and increased by 4.58% from the first quarter of 2008 to the second quarter of 2008. The second quarter and second half improvements were due to increased item volumes as second quarter volumes exceeded first quarter volumes by 4.59% and exceeded second quarter 2007 volumes by 7.22%. Overdraft fees are per item charges applied to each check paid on an overdrawn account or returned. The per item fee is determined by the Company’s pricing committee and is based primarily on the competitive market prices as well as on costs associated with processing the items. The majority of the volumes of overdraft items processed comes from customers in the Company’s overdraft protection program which grants overdraft limits to customers, generally allows account activity up to the overdraft limit balance, and requires that accounts have positive balances at some point within a thirty day period. Overdrafts are considered loans for accounting purposes and therefore are subject to the Company’s loan accounting policies concerning the charging off of accounts to the allowance for loan losses. Interest charged on overdrawn balances, based on the Federal discount rate, is recorded as interest on loans. The overdraft program is designed to help customers with their cash flow needs and is not extended to individuals who are poor credit risks. Debit card revenues improved by 19.75% from the first half of 2007 to the first half of 2008, increased by 18.74% from the second quarter of 2007 to the second quarter of 2008 and increased by 9.33% from the first quarter of 2008 to the second quarter of 2008.

Management expects overdraft fee revenues to continue to be a significant component of deposit revenues and expects to see debit card revenues and transaction activity continue to grow through the remainder of 2008. The following table shows the components of service charges on deposit accounts:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30		June 30
	2008	2007	2008	2007
Service charge revenues	$356	$348	$712	$709
Debit/ATM card revenues	565	476	1,081	903
Overdraft fee revenues	2,009	1,874	3,930	3,585
Service charges on deposit accounts	$2,930	$2,698	$5,723	$5,197

Mortgage banking income decreased by 19.25% from the first half of 2007 to the first half of 2008, decreased by 35.20% from the second quarter of 2007 to the second quarter of 2008 and decreased by 40.97% from the first quarter of 2008 to the second quarter of 2008. Mortgage originations decreased by 9.00% from the first half of 2007 to the first half of 2008, decreased by 14.40% from the second quarter of 2007 to the second quarter of 2008 and decreased by .59% from the first quarter of 2008 to the second quarter of 2008. Mortgage rates decreased steadily from their highs in June 2007 to end 2007 at 6.17%. Mortgage rates fell to 5.85% by the end of the first quarter of 2008 and subsequently moved upward over time to end June 2008 at 6.45%. The conventional mortgage market experienced a slowdown during the second half of 2007 but began to return to normal conditions in the bank’s metropolitan markets during the first quarter of 2008. The lower volumes of originations in 2008 as compared to 2007 and the higher mortgage rates during 2008 contributed to the decline in mortgage revenues. Although application volumes have remained steady over the last several quarters, the bank has experienced a decline in approval rates. These approval, or “pull-through,” rates have been influenced by the tightened credit standards of institutional mortgage purchasers. Management expects to continue to expand its mortgage presence in its economically stronger markets.

Agency commission income decreased by .54% from the first half of 2007 to the first half of 2008, increased by 2.88% from the second quarter of 2007 to the second quarter of 2008 and increased by 3.60% from the first quarter of 2008 to the second quarter of 2008. The decrease from the first half of 2007 to the first half of 2008 was due primarily to a 53.05% decrease in title insurance commissions as property & casualty commissions increased by .87% over the same period. For the second quarter of 2008 as compared to the second quarter of 2007, property & casualty commissions increased by 3.53% while title insurance commissions decreased by 44.55%. Management expects to see growth in commission revenues for the year as compared to 2007.

FIRST M & F CORPORATION

Significant components of other income for the first and second quarters of 2008 and 2007 are contained in the following table:

(Dollars in thousands)	2Q2008	1Q2008	2Q2007	1Q2007
Agency profit-sharing revenues	$6	$368	$24	$246
Loan fees	113	129	111	171
Insurance claim for legal settlements	-	-	-	370
Gains on student loan sales	88	29	61	44
All other income	458	499	470	585
Total other income	$665	$1,025	$666	$1,416

The Company has a strategy to increase noninterest revenues as a proportion of total revenues over time. Noninterest revenues as a percentage of total revenues increased from 28.11% for the first half of 2007 to 28.58% for the first half of 2008. Noninterest revenues as a percentage of total revenues increased from 26.23% in the second quarter of 2007 to 28.13% in the second quarter of 2008, and decreased from 29.03% in the first quarter of 2008 to 28.13% in the second quarter of 2008. Another metric that the Company monitors is revenues per full-time employee, which was approximately $33 thousand per employee for the second quarter of 2008 and $34 thousand per employee for the first quarter of 2008 as compared to $33 thousand for the second quarter of 2007 and $34 thousand for the first quarter of 2007. Additionally insurance product revenues per producer improved from $25 thousand per producer in the second quarter of 2007 and $23 thousand per producer in the first quarter of 2007 to $25 thousand per producer in the first and second quarters of 2008. Management’s strategic focus is to improve revenues generated per employee while maintaining stability in revenue growth by increasing the mix of noninterest revenues to total revenues.

Non Interest Expense

Noninterest expenses increased by 5.61% from the first half of 2007 to the first half of 2008, increased by 7.11% from the second quarter of 2007 to the second quarter of 2008 and increased by .79% from the first quarter of 2008 to the second quarter of 2008.

Salary and benefit expenses, which comprise approximately 60% of noninterest expenses, increased by 2.81% from the first half of 2007 to the first half of 2008, remained flat from the second quarter of 2007 to the second quarter of 2008 and decreased by 4.78% from the first quarter of 2008 to the second quarter of 2008. The number of full-time equivalent employees was 556 at June 30, 2008, 565 at March 31, 2008, 562 at June 30, 2007, and 561 at March 31, 2007. Health care costs contributed to the increase of salaries and benefits for the first half of 2008 over 2007 as they increased by approximately $414 thousand for the comparative periods. Noninterest expenses as a percent of average assets decreased from 3.32% in the first half of 2007 to 3.29% in the first half of 2008, increased from 3.26% in the second quarter of 2007 to 3.34% in the second quarter of 2008, and increased from 3.25% in the first quarter of 2008 to 3.34% in the second quarter of 2008.

The business expansion efforts during 2007 also produced an increase in related occupancy expenses as four new locations were added during 2007. This resulted in a 14.18% increase in occupancy expense from the first half of 2007 to the first half of 2008.

Significant components of other expense for the first and second quarters of 2008 and 2007are contained in the following table:

(Dollars in thousands)	2Q2008	1Q2008	2Q2007	1Q2007
Postage and shipping	$228	$234	$175	$215
Supplies	194	259	221	233
Legal expenses	197	165	141	179
Other professional expenses	180	194	143	152
Insurance expenses	110	237	118	202
Debit card processing expenses	178	160	155	136
Foreclosed property expense	527	89	94	171
All other expenses	1,327	1,336	1,223	1,388
Total other expense	$2,941	$2,674	$2,270	$2,676

FIRST M & F CORPORATION

Income Taxes

Income tax expenses for the first half of 2008 decreased by $2.736 million from the first half of 2007. Pre-tax earnings for the first half of 2008 were down by $7.161 million from the same period in 2007. The effective tax rates for the first six months of 2008 and 2007 were 19.70% and 32.33% respectively. The difference in effective rates was primarily due to the tax effect of an additional $5.000 million loan loss accrual during the second quarter of 2008. The following table shows the earnings and tax effect of the $5.000 million loan loss accrual on the second quarter’s financial results:

(Dollars in thousands)	Before Loan Loss Accrual	Loan Loss Accrual Effect	Net Loss as Disclosed
Net income (loss) before tax	$3,830	$(5,000)	$(1,170)
Income taxes	1,158	(1,865)	(707)
Net income (loss) before noncontrolling interests	$2,672	$(3,135)	$(463)

Effective tax rate	30.23%	37.30%	60.43%

The Company implemented FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” as of January 31, 2007 with no adjustment for uncertain tax positions, and therefore no effect on the Company’s financial position or results of operations. The Company had no recognized uncertain tax positions as of June 30, 2008 and therefore has not had any tax accruals in 2008 related to uncertain positions.

Assets and Liabilities

Assets increased by 2.06% from June 30, 2007 to June 30, 2008, and decreased by 2.25% from December 31, 2007. Investments increased by .70% from June 30, 2007 to June 30, 2008 and decreased by .09% from December 31, 2007. Liquidity provided by first quarter 2008 deposit growth and net decreases in loans was used to pay down borrowings that were used to fund loan growth during 2007. The Company pre-funded the reinvestment of first quarter 2008 government-sponsored agency securities during the third and fourth quarters of 2007 by borrowing the approximate maturity amounts and investing the funds in an effort to take advantage of the higher yield environment at the time. The maturities of approximately $32.6 million during the first quarter of 2008 were used to pay off the short-term borrowings that were obtained in 2007. The 2007 purchases were primarily mortgage-backed securities and municipal bonds. Liquidity provided by deposit growth, maturities of government-sponsored agencies and sales of small mortgage-backed securities during the first and second quarters of 2008 were also used to purchase mortgage-backed securities and municipal bonds, as the loan portfolio did not require any additional funding. Loans grew by 4.21% from June 30, 2007 to June 30, 2008 and decreased by 2.03% from December 31, 2007. Loans decreased by $13.267 million during the first quarter of 2008 and by $10.966 million during the second quarter of 2008 as the economy slowed and the real estate sector contracted. Loan growth during 2008 in the Rankin County, Mississippi, Birmingham, Alabama and Crestview, Florida markets was overshadowed by decreases in the Tupelo and Desoto County, Mississippi markets as well as the Memphis, Tennessee market. Management expects that the loan portfolio will decrease for the remainder of the year as the economy is expected to remain weak and more focus is brought to working out nonperforming loans. Loans as a percent of total assets were 73.90% at June 30, 2008, 73.21% at March 31, 2008, 73.74% at December 31, 2007, and 72.37% at June 30, 2007.

The following table shows loans held for investment by type as of June 30, 2008, December 31, 2007, and June 30, 2007:

(Dollars in thousands)	June 30, 2008	December 31, 2007	June 30, 2007
Commercial real estate	$752,437	$731,595	$672,764
Residential real estate	210,813	223,614	220,876
Home equity lines	45,623	45,987	37,374
Commercial, financial and agricultural	139,933	169,447	167,184
Consumer	39,501	40,860	41,385
Other loans	6,895	7,932	7,296
Total	$1,195,202	$1,219,435	$1,146,879

Mortgages held for sale	$4,127	$2,063	$3,322
Student loans held for sale	2,200	3,508	3,337

FIRST M & F CORPORATION

Deposits increased by 4.64% from June 30, 2007 to June 30, 2008 and increased by .47% from December 31, 2007. The following table shows the breakdown by deposit category of core deposits and public funds deposits growth from December 31, 2007 to June 30, 2008:

	Core Customers		Public Funds		Total Deposits
(Dollars in thousands)	Increase (Decrease)		Increase (Decrease)		Increase (Decrease)
	Amt.	Pct.	Amt.	Pct.	Amt.	Pct.
Noninterest-bearing	$(4,099)	(2.23)%	$38.52%		$(4,061)	2.12%
NOW	39,562	31.93	(14,108)	(21.33)	25,454	13.39
MMDA	19,753	14.02	16,255	105.03	36,008	23.03
Savings	11,666	11.04	55	18.97	11,721	11.07
Customer CDs	(45,179)	(9.04)	2,368	2.61	(42,811)	(7.25)
Brokered CDs	(20,591)	(77.75)	202	12.78	(20,389)	(72.65)
Total	$1,112.10%		$4,810	2.65%	$5,922.47%

The savings deposit increases were primarily in Flex Fund and Liberty Fund accounts, which are renewable deposit accounts with two year maturities and that pay interest, indexed to historical Treasury rates, on a quarterly basis. Interest-bearing checking and money market core customer deposits were up during 2008 due to targeted campaigns in both product areas. A new interest-bearing checking account, the Summit Checking account, was introduced during the fourth quarter of 2007. This account is designed to pay a premium deposit rate if the customer meets certain criteria related to electronic banking and debit card transaction activity. Money market accounts with premium rates for high balances have also been used to attract core customers. Certificates of deposit decreased in 2008 as the interest-bearing checking and money market accounts were used instead of time deposits to attract funding. The Company maintained a moderate pricing strategy with regard to certificates of deposit, preferring to market accounts that could be used as a base upon which to further build customer relationships. Customer and employee incentives were used during the first half of 2008 to promote checking and interest-bearing transaction accounts over more price-sensitive certificates of deposit. The Company’s long-term strategy is to build the core customer deposit base and rely less on borrowed funds as a primary source of liquidity. During the first quarter of 2008 the Company introduced new relationship-based checking account products with a variety of add-ons designed to enhance the customer’s banking experience. Another source of deposits available to the Company is the brokered CD market which is used when funding is needed within a short period of time. The Company made a move away from brokered time deposits during the second quarter of 2008 in favor of core deposit funding alternatives. However, when borrowed funds are less costly than time deposits or brokered deposits, the Company will still look to those sources to help maintain the spread between the yield on earning assets and the cost of funds.

The following table shows the deposit mix as of June 30, 2008, December 31, 2007, and June 30, 2007:

(Dollars in thousands)	June 30, 2008	December 31, 2007	June 30, 2007
Noninterest-bearing demand	$187,145	$191,206	$187,604
NOW deposits	215,521	190,067	205,347
Money market deposits	192,372	156,364	137,245
Savings deposits	117,645	105,924	102,376
Certificates of deposit	548,020	590,831	551,487
Brokered certificates of deposit	7,674	28,063	28,101
Total	$1,268,377	$1,262,455	$1,212,160

The following table shows the mix of public funds deposits as of June 30, 2008, December 31, 2007, and June 30, 2007:

(Dollars in thousands)	June 30, 2008	December 31, 2007	June 30, 2007
Noninterest-bearing demand	$7,308	$7,270	$6,782
NOW deposits	52,049	66,157	80,963
Money market deposits	31,732	15,477	24,125
Savings deposits	345	290	272
Certificates of deposit	93,250	90,882	97,424
Brokered certificates of deposit	1,782	1,580	1,488
Total	$186,466	$181,656	$211,054

FIRST M & F CORPORATION

Other borrowings decreased by $34.395 million from June 30, 2007 to June 30, 2008 and by $48.945 million from December 31, 2007. The decreases in borrowings were primarily the result of payoffs of the borrowings used to pre-fund investment purchases in 2007 and payoffs using excess liquidity provided by first half 2008 deposit growth and net loan reductions. Amounts of borrowings maturing within one year decreased from 58.27% of other borrowings at December 31, 2007 to 43.04% at June 30, 2008. In February 2006 the Company formed First M&F Statutory Trust I for the purpose of issuing corporation-obligated mandatory redeemable capital securities to third-party investors and investing the proceeds from the sale of the capital securities in floating rate junior debentures of the Company. The $30 million in proceeds were used to fund the acquisition on February 17, 2006 of Columbiana Bancshares, Inc. The 30-year junior subordinated debentures pay interest quarterly at a rate of 6.44% fixed for five years, converting then to floating at a rate equal to three month LIBOR plus 133 basis points. These junior subordinated debentures, net of the Company’s investment in the variable interest entity, qualify with certain limitations as Tier 1 capital for regulatory purposes.

Equity

The Company’s and Bank’s regulatory capital ratios at June 30, 2008, as shown below are in excess of the minimum requirements and qualify the institution as “well capitalized” under the risk-based capital regulations.

(Dollars in thousands)	First M & F Corporation		M & F Bank
	Amount	Ratio	Amount		Ratio
Actual:
Total risk-based capital	$150,023	11.35%	$149,648		11.33%
Tier 1 capital	133,464	10.09%	133,108		10.08%
Leverage	133,464	8.43%	133,108		8.41%

For Capital Adequacy Purposes:
Total risk-based capital	105,786≥	8.00%	105,664	≥	8.00%
Tier 1 capital	52,893≥	4.00%	52,832	≥	4.00%
Leverage	63,361≥	4.00%	63,321	≥	4.00%

To Be Well Capitalized Under Prompt
Corrective Action Provisions:
Total capital			132,080	≥	10.00%
Tier 1 capital			79,248	≥	6.00%
Leverage			79,151	≥	5.00%

The Company repurchased 7,500 shares during the first six months of 2008 at an average price of $15.55 per share. The Company issued 14,854 shares upon the exercise of stock options during the first six months of 2007 at an average exercise price of $15.35 per share. The Company did not issue any shares upon the exercise of stock options during the first six months of 2008. The Company periodically performs stress tests on its capital position in order to determine the magnitude of losses that the capital base can absorb before additional sources of equity would be required. Management believes that the Company is adequately capitalized given all known and expected losses and has no plans to lower the quarterly dividend.

The Company’s shares, listed as FMFC on the NASDAQ Global Select Market, trade at the rate of approximately 2,500 shares per day. The Company’s price-to-earnings ratio, based upon the prior four quarters’ earnings, was 11.41 as of June 30, 2008.

FIRST M & F CORPORATION

Interest Rate Risk and Liquidity Management

Responsibility for managing the Company’s program for controlling and monitoring interest rate risk and liquidity risk and for maintaining income stability, given the Company’s exposure to changes in interest rates, is vested in the asset/liability committee. Appropriate policy and guidelines, approved by the board of directors, govern these actions. Monitoring is primarily accomplished through monthly reviews and analysis of asset and liability repricing opportunities, market conditions and expectations for the economy. Cash flow analyses are also used to project short-term interest rate risks and liquidity risks. Management believes, at June 30, 2008, there is adequate flexibility to alter the current rate and maturity structures as necessary to minimize the exposure to changes in interest rates, should they occur. The Company is currently in a negative gap position for assets and liabilities repricing within the next year. This generally means that for assets and liabilities maturing and repricing within the next 12 months, the Company is positioned for more liabilities to reprice than the amount of assets repricing.

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

Loans that are not fully collateralized are generally placed into nonaccrual status when they become past due in excess of ninety days. Loans that are fully collateralized may remain in accrual status as long as management believes that the loan will eventually be collected in full. When collateral values are not sufficient to repay a loan and there are not sufficient other resources for repayment, management will write the carrying amount of the loan down to the expected collateral net proceeds through a charge to the allowance for loan losses. When management determines that a loan is not recoverable the balance is charged off to the allowance for loan losses. Any subsequent recoveries are added back to the allowance for loan losses. Overdrawn deposit accounts are treated as loans for credit risk management purposes and therefore are subject to the Company’s loan policies. Deposit accounts that are not in the Company’s overdraft protection program and are overdrawn in excess of thirty days are generally charged-off. Deposits in the overdraft protection program that have been overdrawn continuously for sixty days are funded through the offering of a “fresh start” loan with overdraft privileges being removed. Any fresh start loan that becomes thirty days past due is charged off to the allowance for loan losses.

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

FIRST M & F CORPORATION

The Company has experienced stress in its acquisition, construction and development portfolio as well as in its commercial real estate-secured portfolio. As shown in the tables for the Provision for Loan Losses discussion, the Company experienced a large increase in the amount of past due real estate-secured loans during the second quarter of 2008. Many of these loans, which were not yet 90 days past due, have been classified as watch loans for the Company’s internal credit monitoring systems. The Company accrued an additional $5.000 million into the allowance for loan losses in June 2008 based upon it’s evaluation of the liquidity of these and other real estate-secured loans and their underlying collateral values. Management is working with these borrowers to create and implement plans for the orderly payment of these loans through collateral liquidation, other available cash flow sources, and other acceptable workout solutions.

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

Nonaccrual loans and non-performing assets increased during the first half of 2008 as the economy, especially the real estate sector, slowed. No significant losses have been incurred in 2008 as is reflected by the annualized rate of net charge-offs to loans of .36%. The Company is working out problem loans as customer cash flows and the market will allow. The future trend in problem loans will depend on how fast the market can absorb properties in an orderly fashion. Management is also monitoring the state of our markets for indirect effects of the sub-prime mortgage fallout on the commercial and consumer sectors of the portfolio.

The following table shows non-performing loans and other assets of the Company:

(Dollars in thousands)	June 30	December 31	June 30
	2008	2007	2007
Nonaccrual loans	$11,317	$6,524	$5,886
Other real estate	6,545	6,232	3,652

Total non-performing assets	$17,862	$12,756	$9,538

Past due 90 days or more and still accruing interest	4,013	1,093	455

Ratios:
Nonaccrual loans to loans	.94%	.53%	.51%
Past due 90 day loans to loans	.33%	.09%	.04%
Non-performing assets to loans and other real estate	1.48%	1.04%	.82%
Non-performing assets to assets	1.10%	.77%	.60%

Off-Balance Sheet Arrangements

The Company’s primary off-balance sheet arrangements are in the form of loan commitments and operating lease commitments. At June 30, 2008 the Company had $194.766 million in unused loan commitments outstanding. Of these commitments, $120.869 million mature in one year or less. Lines of credit are established using the credit policy of the Company concerning the lending of money.

Letters of credit are used to facilitate the borrowers’ business and are usually related to the acquisition of inventory or of assets to be used in the customers’ business. Letters of credit are generally secured and are underwritten using the same standards as traditional commercial loans. Most standby letters of credit expire without being presented for payment. However, the presentment of a standby letter of credit would create a loan receivable from the Bank’s loan customer. The Bank’s asset-based lending subsidiary uses commercial letters of credit to facilitate the purchase of inventory items by its customers. There were no commercial letters of credit outstanding at the end of the second quarter. At June 30, 2008 the Company had $24.495 million in financial standby letters of credit issued and outstanding.

FIRST M & F CORPORATION

At June 30, 2008 there were $9.999 million in standby letters of credit issued on the Company’s behalf by a Federal Home Loan Bank. At December 31, 2007 there were $22.999 million of standby letters of credit issued on the Company’s behalf by a Federal Home Loan Bank. The Company uses these letters of credit as additional collateral on loan participations sold and is obligated to the Federal Home Loan Bank if the letters of credit must be drawn upon.

Liabilities of $146 thousand at June 30, 2008 and $107 thousand at June 30, 2007 are recognized in Other Liabilities related to the obligation to stand ready to perform related to standby letters of credit.

The Company makes commitments to originate mortgage loans that will be held for sale. The total commitments to originate mortgages to be held for sale were $8.014 million at June 30, 2008. These commitments are accounted for as derivatives and are marked to fair value with changes in fair value recorded in mortgage banking income. At June 30, 2008 mortgage origination-related derivatives with positive fair values of $8 thousand were included in other assets and derivatives with negative fair values of $7 thousand were included in other liabilities.

The Company also engages in forward sales contracts with mortgage investors to purchase mortgages held for sale. Those forward sale agreements that have a determined price and expiration date are accounted for as derivatives and marked to fair value through mortgage banking income. At June 30, 2008 the Company had $5.118 million in locked forward sales agreements in place. Forward sale-related derivatives with positive fair values of $37 thousand were included in other assets and derivatives with negative fair values of $5 thousand were included in other liabilities.

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

In the ordinary course of business the Company enters into rental and lease agreements to secure office space and equipment. The Company has a variety of lease agreements in place, all of which are operating leases. The largest lease obligations are for office equipment and mainframe computer systems. The Company guarantees the lease payments for its wholly-owned banking subsidiary in one data processing lease which expires in September 2008. The remaining payments on the lease at June 30, 2008 were $79 thousand.

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

FIRST M & F CORPORATION

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

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This Staff Position amends factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets". This Staff Position makes the assumptions used to determine the useful life for renewable intangible assets for amortization purposes more consistent with the assumptions used to assign a fair value to the asset under FASB Statement No. 141 (revised 2007), "Business Combinations". This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect the adoption of this Statement to have a material impact on its financial condition or results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement was issue to effectively move the GAAP hierarchy from the auditing standards, which are directed at auditors, to the accounting standards, which are directed at company managements. The Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The Company does not expect the adoption of this Statement to have a material impact on its financial condition or results of operations.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This Staff Position states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP No. EITF 03-6-1 is effective starting on January 1, 2009 and requires that previous quarterly earnings per share be retrospectively adjusted to conform to the provisions of the FSP. The Company does not expect the adoption of this Statement to have a material impact on its financial condition or results of operations.

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

Interest rate shock analysis shows that the Company will experience a 1.21% decrease over 12 months in its net interest income with a gradual (12 month ramp) and sustained 100 basis point decrease in interest rates. A gradual and sustained increase in interest rates of 200 basis points will result in a .73% increase in net interest income. While the repricing gap suggests a potential earnings benefit should rates fall, the net interest income simulation depicts slight exposure. This is due to inherent pricing lags of deposit products in relation to changes in market rate movement and the acceleration of loan and investment cash flows that would likely occur if market rates fall. Conversely, the lagging nature of the deposit base proves beneficial if interest rates rise.

An analysis of the change in market value of equity shows how an interest rate shock will affect the difference between the market value of assets and the market value of liabilities. With all financial instruments being stated at market value, the market value of equity will increase by 2.08% with an immediate and sustained increase in interest rates of 200 basis points. The market value of equity will decrease by 10.87% with an immediate and sustained decrease in interest rates of 200 basis points. These simulated changes in market value of equity are strongly influenced by the shorter duration of loans due to the percentage of the portfolio represented by floating-rate loans. In a rising rate environment, fixed-rate loan durations tend to extend and deposit durations tend to decrease, typically causing a decrease in market value of equity. The floating-rate loans have an offsetting effect on the typical duration changes. The directional change of the market values of assets and liabilities under rising and falling rate shocks tend to compliment the exposure profile illustrated by the net interest income simulation, outlined above.

The Company had no hedging instruments in place at June 30, 2008.

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

As of June 30, 2008 (the "Evaluation Date"), the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as defined in the Exchange Act Rules. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are sufficiently effective to ensure that material information relating to the Company and required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. During the last quarter ended June 30, 2008 there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company did not have any repurchases of common stock during the second quarter of 2008.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

The annual stockholders’ meeting was held on April 9, 2008. The stockholders elected one director to serve a one year term to expire in April 2009, one director to serve a two year term to expire in April 2010 and six directors to serve three year terms expiring in April 2011 as summarized below:

Directors Elected	Votes For	Votes Withheld

Class I (one year term):
John Clark Love, III	7,307,720	288,559

Class II (two year term):
Toxey Hall, III	7,544,368	51,911

Class III (three year term):
Hollis C. Cheek	7,304,928	291,351
Jon A. Crocker	7,488,974	107,305
J. Marlin Ivey	7,547,708	48,571
Otho E. Pettit, Jr.	7,526,896	69,383
Charles W. Ritter, Jr.	7,532,108	64,171
L. F. Sams, Jr.	7,553,478	42,801

There were 9,183,596 shares entitled to vote on the proposals, with 7,596,279 shares, or 82.72% actually being voted.

The stockholders voted on a shareholder proposal to eliminate classification of terms of the Company’s Board of Directors and to require that all Directors stand for election annually. The shareholder proposal was not approved. The votes are summarized below.

	Votes For	Votes Against	Abstained
	1,569,431	4,725,207	34,210

Broker non-votes: 1,267,431

FIRST M & F CORPORATION

Item 5 – Other Information

None.

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

Date : August 8, 2008

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