Form 10-Q
period 2008-09-30
FIRST M&F CORP/MS
filed 2008-11-07
CIK 320387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer ☐		Accelerated filer ☒

Non-accelerated filer ☐	(Do not check if a smaller reporting	Smaller reporting company ☐
company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $5 par value	9,176,596 Shares

Title of Class	Shares Outstanding at October 31, 2008

FIRST M & F CORPORATION

FORM 10-Q

FIRST M & F CORPORATION AND SUBSIDIARY

PART I: FINANCIAL INFORMATION
Item 1 – Financial Statements (Unaudited)

Consolidated Statements of Condition
(Unaudited)
(Dollars in thousands)
	September 30		December 31
	2008	2007	2007
Assets
Cash and due from banks	$41,791	$46,352	$54,240
Interest bearing bank balances	10,721	2,774	3,480
Federal funds sold	31,000	-	2,000
Securities available for sale, amortized cost of $220,477, $237,484 and $236,575	219,953	236,888	237,138
Loans held for sale	5,466	6,834	5,571

Loans, net of unearned income	1,206,213	1,198,460	1,219,435
Allowance for loan losses	(19,618)	(14,941)	(14,217)
Net loans	1,186,595	1,183,519	1,205,218

Bank premises and equipment	44,739	44,845	45,545
Accrued interest receivable	10,099	11,919	12,434
Other real estate	7,191	4,926	6,232
Goodwill	32,572	32,572	32,572
Other intangible assets	7,248	7,687	7,612
Bank owned life insurance	20,372	19,640	19,829
Other assets	23,518	25,726	21,880

	$1,641,265	$1,623,682	$1,653,751
Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing deposits	$178,980	$186,123	$191,206
Interest-bearing deposits	1,072,483	1,028,983	1,071,249
Total deposits	1,251,463	1,215,106	1,262,455
Federal funds purchased and repurchase agreements	11,938	29,264	9,676
Other borrowings	197,547	201,217	201,312
Junior subordinated debt	30,928	30,928	30,928
Accrued interest payable	3,577	4,718	5,151
Other liabilities	4,896	5,933	4,131
Total liabilities	1,500,349	1,487,166	1,513,653

Noncontrolling interest in subsidiaries	18	18	18

Stockholders’ equity:
Preferred stock:
Class A; 1,000,000 shares authorized	-	-	-
Class B; 1,000,000 shares authorized	-	-	-
Common stock of $5.00 par value; 15,000,000 shares authorized: 9,061,846, 9,066,080 and 9,067,580 shares issued	45,309	45,330	45,338
Additional paid-in capital	30,421	30,448	30,475
Nonvested restricted stock awards	789	590	643
Retained earnings	65,700	62,027	64,395
Accumulated other comprehensive income (loss)	(1,321)	(1,897)	(771)
Total stockholders’ equity	140,898	136,498	140,080
	$1,641,265	$1,623,682	$1,653,751

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Income
(Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Interest income:
Interest and fees on loans	$19,675	$23,091	$62,160	$66,375
Interest on loans held for sale	46	105	241	353
Taxable investments	2,179	2,303	6,893	7,154
Tax-exempt investments	554	431	1,607	1,340
Federal funds sold	10	35	144	103
Interest bearing bank balances	15	80	120	177
Total interest income	22,479	26,045	71,165	75,502

Interest expense:
Deposits	7,266	9,440	25,136	26,959
Federal funds purchased and repurchase agreements	98	127	259	464
Other borrowings	1,596	2,193	5,035	6,277
Junior subordinated debt	499	499	1,488	1,487
Total interest expense	9,459	12,259	31,918	35,187

Net interest income	13,020	13,786	39,247	40,315
Provision for loan losses	2,190	630	9,050	1,890
Net interest income after
provision for loan losses	10,830	13,156	30,197	38,425

Noninterest income:
Service charges on deposit accounts	3,042	2,777	8,765	7,974
Mortgage banking income	389	372	1,014	1,146
Agency commission income	1,153	1,119	3,191	3,168
Trust and brokerage income	117	157	453	444
Bank owned life insurance income	139	170	487	524
Securities gains (losses), net	(17)	-	5	-
Loss on extinguishment of debt	-	-	-	(126)
Other income	694	835	2,384	2,917
Total noninterest income	5,517	5,430	16,299	16,047

Noninterest expenses:
Salaries and employee benefits	7,230	7,302	22,193	21,856
Net occupancy expenses	1,084	998	3,115	2,767
Equipment expenses	882	884	2,671	2,699
Software and processing expenses	518	385	1,475	1,089
Telecommunication expenses	317	291	865	822
Marketing and business development expenses	381	436	1,050	1,201
Intangible asset amortization	121	120	364	426
Other expenses	2,696	2,478	8,310	7,424
Total noninterest expenses	13,229	12,894	40,043	38,284

Income before income taxes and
noncontrolling interests	3,118	5,692	6,453	16,188
Income taxes	904	1,879	1,561	5,272
Noncontrolling interest in earnings of subsidiaries,
net of taxes of $2, $3, $5 and $12	4	5	9	19

Net income	$2,210	$3,808	$4,883	$10,897

Earnings per share:
Basic	$.24	$.42	$.54	$1.20
Diluted	$.24	$.42	$.53	$1.20

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Comprehensive Income
(Unaudited)

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

Net income	$2,210	$3,808	$4,883	$10,897

Other comprehensive income:
Change in unrealized gains (losses) on securities available for sale, net of tax of $223 and $629 for the three months ended September 30 and $403 and $304 for the nine months ended September 30	372	1,057	(679)	510
Reclassification adjustment for (gains) losses on securities available for sale included in net income, net of tax of $6 and $0 for the three months ended September 30 and $2 and $0 for the nine months ended September 30	11	-	(3)	-
Defined benefit pension plan:
Transition obligation amortization, net of tax of $1 and
$1 for the three months ended September 30 and $3 and
$3 for the nine months ended September 30	(1)	(1)	(4)	(4)
Prior service cost amortization, net of tax of $3 and $4
for the three months ended September 30 and $10 and
$11 for the nine months ended September 30	(5)	(5)	(17)	(17)
Actuarial loss amortization, net of tax of $30 and $40 for
the three months ended September 30 and $91 and $118
for the nine months ended September 30	50	64	153	195

Other comprehensive income (loss)	427	1,115	(550)	684

Total comprehensive income	$2,637	$4,923	$4,333	$11,581

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity
Nine Months Ended September 30, 2008 and 2007
(Unaudited)

(Dollars in thousands, except per share data)			Nonvested		Accumulated
		Additional	Restricted		Other
	Common	Paid-in	Stock	Retained	Comprehensive
	Stock	Capital	Awards	Earnings	Income (Loss)	Total
January 1, 2007	$45,231	$30,315	$375	$54,707	$(2,581)	$128,047
Net income	-	-	-	10,897	-	10,897
Cash dividends ($.39 per share)	-	-	-	(3,579)	-	(3,579)
19,854 common shares issued
in exercise of stock options	99	206	-	-	-	305
Tax benefits on stock option
transactions	-	87	-	-	-	87
Option cancellation payments	-	(175)	-	-	-	(175)
Share-based compensation
expense recognized	-	15	215	2	-	232
Net change	-	-	-	-	684	684

September 30, 2007	$45,330	$30,448	$590	$62,027	$(1,897)	$136,498

January 1, 2008	$45,338	$30,475	$643	$64,395	$(771)	$140,080
Net income	-	-	-	4,883	-	4,883
Cash dividends ($.39 per share)	-	-	-	(3,580)	-	(3,580)
7,500 common shares repurchased	(38)	(80)	-	-	-	(118)
1,500 restricted share awards
vested	9	21	(30)	-	-	-
Share-based compensation
expense recognized	-	5	176	2	-	183
Net change	-	-	-	-	(550)	(550)

September 30, 2008	$45,309	$30,421	$789	$65,700	$(1,321)	$140,898

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)	Nine Months Ended September 30
	2008	2007
Cash flows from operating activities:
Net income	$4,883	$10,897
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	183	232
Amortization of pension costs	90	210
Depreciation and amortization	2,545	2,393
Provision for loan losses	9,050	1,890
Net investment accretion	(125)	(277)
Net change in unearned fees/deferred costs on loans	(405)	133
Capitalized dividends on FHLB stock	(204)	(278)
Net accretion of discount on time deposits	33	58
Net accretion of discount on debt	2	3
Loss on extinguishment of debt	-	126
Gain on securities available for sale	(5)	-
Gain on loans held for sale	(208)	(286)
Other asset sales losses	555	202
Earnings of noncontrolling interest	15	30
Deferred income taxes	(2,534)	21
(Increase) decrease in:
Accrued interest receivable	2,335	671
Cash surrender value of bank owned life insurance	(487)	(524)
Loans held for sale	317	713
Other assets	(23)	(6,125)
Increase (decrease) in:
Accrued interest payable	(1,574)	(66)
Other liabilities	1,997	1,455

Net cash provided by operating activities	16,440	11,478

Cash flows from investing activities:
Purchases of securities available for sale	(74,988)	(22,538)
Sales of securities available for sale	5,858	477
Maturities of securities available for sale	85,358	48,092
Net (increase) decrease in:
Interest bearing bank balances	(7,241)	916
Federal funds sold	(29,000)	-
Loans	2,579	(116,676)
Bank premises and equipment	(1,352)	(5,656)
Purchases of bank owned life insurance	(56)	(34)
Proceeds from sales of other real estate and other repossessed assets	5,809	1,461
Net (purchases) redemptions, of FHLB stock	387	(974)

Net cash used in investing activities	(12,646)	(94,932)

(Continued)

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)	Nine Months Ended September 30
	2008	2007
Cash flows from financing activities:
Net increase (decrease) in deposits	$(11,025)	$29,066
Net increase in short-term borrowings	2,262	9,652
Proceeds from other borrowings	200,500	385,600
Repayments of other borrowings	(204,267)	(350,912)
Earnings distributions to noncontrolling interests	(15)	(31)
Cash dividends	(3,580)	(3,579)
Common shares issued	-	305
Common shares repurchased	(118)	-
Payments to cancel stock options	-	(175)
Tax benefits on stock option transactions	-	87

Net cash provided by (used in) financing activities	(16,243)	70,013

Net decrease in cash and due from banks	(12,449)	(13,441)

Cash and due from banks at January 1	54,240	59,793

Cash and due from banks at September 30	$41,791	$46,352

Total interest paid	$33,463	$35,189
Total income taxes paid	2,859	5,956
Income tax refunds received	-	302
Transfers of loans to foreclosed property	7,124	3,361

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed balance sheet as of December 31, 2007, has been derived from audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements of First M & F Corporation include the financial statements of Merchants and Farmers Bank, a wholly owned subsidiary, and the Bank’s wholly owned subsidiaries, First M & F Insurance Company, Inc., M & F Financial Services, Inc., M & F Bank Securities Corporation, M & F Insurance Agency, Inc., M & F Insurance Group, Inc., and M & F Business Credit, Inc. The consolidated financial statements also include the Bank’s 51% ownership in Merchants Financial Services, LLC, an accounts receivable financing business, and the Bank’s 55% ownership in MS Statewide Title, LLC, a title insurance agency. Certain reclassifications have been made to the 2007 financial statements to be consistent with the 2008 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on form 10-K for the year ended December 31, 2007. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

Note 2: Fair Value

Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” for financial assets and liabilities. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Valuation techniques use certain inputs to arrive at fair value. Inputs to valuation techniques are the assumptions that market participants would use in pricing the asset or liability. They may be observable or unobservable. SFAS No. 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

Level 3 Inputs – Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities

The application of SFAS 157 in situations where the market for a financial asset is not active was clarified by the issuance of FSP No. SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” in October 2008. FSP No. SFAS 157-3 is effective for financial statements issued as of September 30, 2008 and thereafter. FSP No. SFAS 157-3 did not have a material impact on the methods by which the Company determines the fair values of its financial assets.

FIRST M & F CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)

Note 2: (Continued)

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at
		September 30, 2008, Using
		Quoted
		Prices In
		Active
		Markets	Significant
	Assets/Liabilities	For	Other	Significant
	Measured at Fair	Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	September 30, 2008	(Level 1)	(Level 2)	(Level 3)

Securities available for sale	$219,953	$-	$219,953	$-

Mortgage derivative assets	78	-	78	-

Mortgage derivative liabilities	16	-	16	-

Securities Available for Sale. Securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Corporation obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, market yield curves, prepayment speeds, credit information (including observable default rates) and the instrument’s contractual terms and conditions, among other things.

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

Certain financial assets such as impaired loans are measured by means that are similar to fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to adjustments similar to fair value adjustments in certain circumstances, such as when there is evidence of impairment. Impaired values are determined by discounting expected cash flows by a rate equal to the original yield of the loan rather than by a market discount rate. However, when market prices or dealer quotes for loans are available and can be used, then the impaired value does meet the definition of fair value. Collateral dependent loans are valued for impairment purposes by using the appraised amount of the underlying collateral. Although the valuations based upon non-market discount rates and collateral values do not meet the technical definition of “fair value” they are similar in nature. The Company recorded an additional $5.000 million loan loss accrual during June 2008 and an additional $750 thousand loan loss accrual during September 2008 based primarily upon impairment calculations related to collateral dependent loans.

Loans held for sale, primarily mortgage and student loans, are reported at the lower of cost or fair value calculated at the individual loan level. Therefore, although fair values for these instruments are measured on a recurring basis, the loans may be reported at their amortized cost if it is lower than the loan’s fair value. Fair value is determined primarily using a market yield curve.

Certain non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis include non-financial assets and non-financial liabilities related to reporting units measured at fair value in the testing of goodwill impairment, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. SFAS No. 157 will be applicable to these fair value measurements beginning January 1, 2009.

FIRST M & F CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)

Note 3: Earnings Per Share

(Dollars in thousands, except per share data)	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Net income	$2,210	$3,808	$4,883	$10,897

Weighted average shares outstanding	9,060,675	9,063,689	9,061,685	9,058,128
Add dilutive effect of outstanding options	22,848	53,483	30,432	52,467

Adjusted dilutive shares outstanding	9,083,523	9,117,172	9,092,117	9,110,595

Earnings per share:
Basic	$.24	$.42	$.54	$1.20
Diluted	$.24	$.42	.53	1.20

Stock options not included in adjusted
shares due to anti-dilutive effect	22,847	1,474	33,647	1,394

Note 4: Loans

The composition of the loan portfolio is shown in the table below:

(Dollars in thousands)	September 30		December 31
	2008	2007	2007

Commercial, financial and agricultural	$145,743	$164,866	$169,447
Non-residential real estate	759,279	713,619	731,595
Residential real estate	208,718	221,915	223,614
Home equity loans	46,201	44,964	45,987
Consumer loans	38,001	40,374	40,860
Other loans	8,271	12,722	7,932

Total loans	$1,206,213	$1,198,460	$1,219,435

The following table is a summary of the activity in the Allowance for Loan Losses for the first nine months of 2008 and 2007:

(Dollars in thousands)	Nine Months Ended September 30
	2008	2007
Balance at January 1	$14,217	$14,950

Loans charged off	(4,205)	(2,839)
Recoveries	556	940
Net charge-offs	(3,649)	(1,899)

Provision for loan losses	9,050	1,890

Balance at September 30	$19,618	$14,941

FIRST M & F CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)

Note 5: Goodwill and Other Intangible Assets

Following is a summary of intangible assets, net of accumulated amortization, included in the Consolidated Statements of Condition:

(Dollars in thousands)			Customer
		Core	Renewal	Noncompete	Banking
	Goodwill	Deposits	Lists	Agreements	Charter
Balance at December 31, 2006	$32,572	$6,784	$209	$95	$1,025
Amortization expense	-	(385)	(20)	(21)	-

Balance at September 30, 2007	$32,572	$6,399	$189	$74	$1,025

Balance at December 31, 2007	$32,572	$6,292	$228	$67	$1,025
Amortization expense	-	(320)	(23)	(21)	-

Balance at September 30, 2008	$32,572	$5,972	$205	$46	$1,025

Estimated amortization expense
Remainder of 2008		$107	$8	$6
2009		427	30	26
2010		427	30	14
2011		427	30	-
2012		427	24	-
2013		427	21	-

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

Goodwill is tested for impairment annually as of the end of the fiscal year. The impairment testing as of December 31, 2007 showed no impairment. Subsequent recalculations of the annual test at the end of the second and third quarters using a more severe credit deterioration assumption also resulted in no impairment charges.

Note 6: Variable Interest Entity And Borrowing Arrangements

The following is a summary of other borrowings at September 30, 2008 and 2007 and December 31, 2007:

(Dollars in thousands)	September 30		December 31
	2008	2007	2007
Company’s line of credit in the amount of $15,000,000, maturing in May 2009; secured by approximately 29% of the Bank’s common stock; interest payable quarterly at .75% below the lender’s base rate	$2,416	$1,667	$1,917

Bank’s advances from Federal Home Loan Banks, net of unamortized purchase accounting discounts of $2, $2 and $5	195,048	199,550	199,084

Other mortgages to third parties on other real estate	83	-	311

	$197,547	$201,217	$201,312

Company’s junior subordinated debentures, interest payable quarterly at 6.44% through March 2011, payable quarterly at 90-day LIBOR plus 1.33% through March 2036; redeemable after March 2011	$30,928	$30,928	$30,928

FIRST M & F CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)

Note 6: (Continued)

The net loss for the second quarter of 2008 caused the Company to be in violation of a covenant related to a minimum quarterly return on assets percentage in its note with a correspondent bank. The correspondent bank granted a temporary waiver to the covenant violation. Third quarter earnings and the third quarter increase in non-performing loans caused the company to continue to be in violation of the return on assets covenant and additionally to be in violation of a Loan Loss Allowance covenant requiring 100% coverage of non-performing loans. The correspondent bank has granted a temporary waiver of these covenant violations.

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

Note 7: Pension and Other Employee Benefit Plans

As discussed in Note 18 to the December 31, 2007 financial statements, the Bank has a defined benefit pension plan covering substantially all full time employees of the Bank and its subsidiaries. The Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” as of December 31, 2006. The following table provides a summary of the components of the Unamortized Pension Costs recognized in stockholders’ equity as of September 30, 2008 and December 31, 2007:

(Dollars in thousands)	Balance	2008	Balance
	12/31/07	Amortization	09/30/08
Unamortized transition asset	$(18)	$7	$(11)
Unamortized prior service cost	(145)	28	(117)
Unamortized actuarial loss	1,955	(245)	1,710
	1,792	(210)	1,582
Deferred taxes	(668)	78	(590)
Net unamortized pension costs	$1,124	$(132)	$992

The following is a summary of the components of net periodic benefit costs for the three and nine month periods ended September 30, 2008 and 2007:

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Service cost	$-	$-	$-	$-
Interest cost	115	118	345	355
Expected return on plan assets	(155)	(141)	(465)	(423)
Amortization of transition asset	(2)	(2)	(7)	(7)
Amortization of prior service costs	(9)	(9)	(28)	(28)
Recognized actuarial (gain) loss	81	104	245	313

Net pension cost	$30	$70	$90	$210

The Company did not make any contributions to the pension plan during the first nine months of 2008. The Company made a $400 thousand contribution to the pension plan during the third quarter of 2007. The Company does not expect to make any contributions to the pension plan during 2008.

The Company made $75 thousand in contributions to the ESOP and $520 thousand in matching contributions to the 401k plan during the first nine months of 2008. The Company made $75 thousand in contributions to the ESOP and $528 thousand in matching contributions to the 401k plan during the first nine months of 2007.

FIRST M & F CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)

Note 7: (Continued)

The Company has a nonqualified deferred compensation plan for certain senior officers. Participants deferred $75 thousand of compensation and received
$31 thousand in distributions during the first nine months of 2008. Participants deferred $75 thousand of compensation and received $5 thousand in distributions during the first nine months of 2007. Employee benefit expenses include credits for earnings declines attributed to the participants’ accounts of $34 thousand for the first nine months of 2008 and charges for earnings increases of $48 thousand for the first nine months of 2007. The plan incurred $2 thousand of expenses during the first nine months of 2008 and $4 thousand during the first nine months of 2007. Liabilities of the plan were $443 thousand at September 30, 2008, and $396 thousand at September 30, 2007, substantially all of which were vested.

Note 8: Share-based Compensation

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment”, as of July 1, 2005. SFAS No. 123R requires the use of the fair value method of accounting for stock-based compensation. The Company adopted the modified prospective method of transition whereby stock-based compensation expense is recognized prospectively for all stock-based awards that were not fully vested as of the date of adoption of the Statement, and for all awards issued thereafter.

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

The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model.

The following table is a summary of outstanding options and weighted average exercise prices:

	Nine Months Ended September 30
	2008		2007
	Number	Price	Number	Price
January 1	128,500	$16.16	186,462	$15.59
Exercised	-	-	(19,854)	15.37
Cancelled	-	-	(38,108)	13.96
Granted	7,000	13.84	2,000	19.00

September 30	135,500	$16.04	130,500	$16.16

Exercisable at September 30, 2008	118,500	$15.80
Available for additional grant at September 30, 2008	388,000

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

FIRST M & F CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)

Note 8: (Continued)

In August 2005 the Company issued 76,766 restricted stock awards at a grant date fair value of $17.08 to certain senior officers of the Company. Substantially all of the shares vest in seven (7) years and are potentially forfeitable until the vesting date. Additionally the shares include a performance condition that may accelerate vesting at the achievement of a diluted earnings per share and net income target. Non-achievement of the performance condition during the seven (7) year vesting period would not prevent vesting of the shares. In December 2005 the Company issued 37,000 restricted stock awards at a grant date fair value of $16.86 to certain senior and executive officers of the Bank. The shares vest on the following schedule: 25,000 of the shares in seven (7) years, 6,000 shares in five (5) years and 6,000 shares in three (3) years. In December 2006 the Company issued 4,000 restricted stock awards at a grant date fair value of $19.59 to an officer of the Bank. The shares vest as follows: 1,500 shares in one year, 1,500 shares in two years and 1,000 shares in three years. In December 2007 the Company issued 13,250 restricted stock awards at a grant date fair value of $15.48 to certain officers of the Bank and its subsidiary. The shares vest in seven (7) years. The share awards issued in December of 2005, 2006 and 2007 have the same potential acceleration criteria as the awards issued in August 2005. At September 30, 2008 there was $1.104 million in unrecognized compensation cost. The Company estimates that 4.00% (.57% annual rate) of the nonvested shares will be forfeited in determining net compensation expenses recognized. In March 2007, 3,000 shares were forfeited, and in December 2007, an additional 3,000 shares were forfeited. In December 2007, 1,500 shares of restricted stock with a fair value of $24 thousand became fully vested and outstanding. In April 2008, 4,000 shares were forfeited, and in May 2008, an additional 3,000 shares were forfeited. In August 2008, 1,766 shares of restricted stock with a fair value of $19 thousand became fully vested and outstanding. The following table provides a summary of the restricted share activity:

		Grant Date
	Shares	Fair Value
January 1, 2007	117,766	$17.09
Granted in 2007	13,250	15.48
Forfeited in 2007	(6,000)	17.08
Vested in 2007	(1,500)	19.59
December 31, 2007	123,516	16.89
Forfeited in 2008	(7,000)	17.08
Vested in 2008	(1,766)	17.08
September 30, 2008	114,750	17.91

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

•
If the economy deteriorated and real estate values became depressed, the approximately 84% of the Company’s loan portfolio that is secured by real estate could come under stress, thus possibly requiring additional loan loss accruals.

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

FIRST M & F CORPORATION

Financial Summary

Net income for the third quarter of 2008 was $2.210 million, or $.24 basic and diluted earnings per share as compared to $3.808 million, or $.42 basic and diluted earnings per share for the same period in 2007 and a net loss of $466 thousand or $.05 basic and diluted loss per share for the second quarter of 2008. Net income for the first nine months of 2008 was $4.883 million, or $.54 basic and $.53 diluted earnings per share as compared to $10.897 million, or $1.20 basic and diluted earnings per share for the same period in 2007. Major factors contributing to the decrease in year-over-year earnings were (1) an additional loan loss accrual of $5.000 million during the second quarter of 2008, (2) a decrease of $13.222 million in loans outstanding during the first nine months of 2008 and (3) a net interest margin of 3.70% for the first nine months of 2008 as compared to 3.96% for the first nine months of 2007.

Highlights for the first nine months of 2008 and 2007 are as follows:

•	Return on assets for the first nine months of 2008 was .40% and return on equity was 4.59%
•	Return on assets for the first nine months of 2007 was .94% and return on equity was 11.01%
•	The net interest margin decreased to 3.70% in the third quarter of 2008 from 3.73% in the second quarter
•	The Tupelo and Desoto County Mississippi markets and the Memphis, Tennessee market showed the largest declines during 2008 as loans decreased by 1.08% during the first nine months of the year
•	The Madison County, Mississippi, Memphis, Tennessee, Birmingham, Alabama and Crestview, Florida markets contributed most of the loan growth for the third quarter of 2007
•	Nonaccrual loans were 1.82% of total loans at September 30, 2008 as compared to .53% at September 30, 2007
•	Annualized net charge-offs were .41% for the first nine months of 2008 as compared to .22% for the first nine months of 2007
•	Opened a full-service branch in Cordova, Tennessee in June 2007
•	Opened a full-service branch in Brandon, Mississippi in July 2007 and opened a full-service branch in Ridgeland, Mississippi in August 2007

FIRST M & F CORPORATION

The following table shows the quarterly net loan, non-interest bearing deposit, and interest bearing deposit growth for the last five quarters:

(Net change, in thousands)
		Non-Interest	Interest
Quarter	Loans	Bearing Deposits	Bearing Deposits
3rd Qtr 2007	51,581	(1,481)	4,427
4th Qtr 2007	20,975	5,083	42,266
1st Qtr 2008	(13,267)	(4,126)	55,246
2nd Qtr 2008	(10,966)	65	(45,263)
3rd Qtr 2008	11,011	(8,165)	(8,749)

The following table shows the quarterly net interest income, loan loss accruals, non-interest income and non-interest expense amounts for the last five quarters:

(Net amount, in thousands)

	Net Interest	Loan Loss	Non-Interest	Non-Interest
Quarter	Income	Accruals	Income	Expense
3rd Qtr 2007	13,786	630	5,430	12,894
4th Qtr 2007	13,725	630	5,273	13,089
1st Qtr 2008	13,127	780	5,512	13,354
2nd Qtr 2008	13,100	6,080	5,270	13,460
3rd Qtr 2008	13,020	2,190	5,517	13,229

The following table shows the components of diluted earnings (loss) per share for the last five quarters:

	3rd Qtr 2008	2nd Qtr 2008	1st Qtr 2008	4th Qtr 2007	3rd Qtr 2007
Net interest income	$1.43	$1.45	$1.44	$1.51	$1.51
Loan loss expense	.24	.67	.09	.07	.07
Noninterest income	.61	.58	.61	.58	.59
Noninterest expense	1.46	1.49	1.47	1.44	1.41
Net income (loss) before taxes	.34	(.13)	.49	.58	.62
Income taxes	.10	(.08)	.15	.19	.20
Net income (loss)	$.24	$(.05)	$.34	$.39	$.42

FIRST M & F CORPORATION

The following table shows performance ratios for the last five quarters:

	3rd Qtr 2008	2nd Qtr 2008	1st Qtr 2008	4th Qtr 2007	3rd Qtr 2007
Net interest margin	3.70%	3.73%	3.66%	3.83%	3.94%
Efficiency ratio	69.93	71.85	70.33	67.68	66.08
Return on assets	.55	(.12)	.76	.87	.96
Return on equity	6.27	(1.30)	8.87	10.13	11.18
Noninterest income to avg. assets	1.37	1.31	1.34	1.29	1.36
Noninterest income
to revenues (1)	29.16	28.13	29.03	27.31	27.83
Noninterest expense to avg assets	3.29	3.34	3.25	3.19	3.24
Salaries and benefits to total
noninterest expense	54.66	54.28	57.33	57.23	56.63
Contribution margin (2)	61.78	61.00	59.68	61.21	62.58
Nonaccrual loans to loans	1.82	.94	.78	.53	.53
90 day past due loans to loans	.05	.33	.45	.09	.16
Annualized net charge offs as a
percent of average loans	.49	.46	.27	.45	.25
(1)	Revenues equal tax-equivalent net interest income before loan loss expense, plus noninterest income.
(2)	Contribution margin equals revenues minus salaries & benefits, divided by revenues.

The following table shows revenue related performance statistics for the last five quarters:

(Dollars in thousands)	3rd Qtr 2008	2nd Qtr 2008	1st Qtr 2008	4th Qtr 2007	3rd Qtr 2007
Mortgage originations	$12,926	$17,443	$17,697	$14,218	$19,924
Commissions from annuity sales	18	49	26	26	33
Trust revenues	56	86	72	77	85
Retail investment revenues	61	112	66	77	72
Revenues per FTE employee	34	33	34	34	35
Agency commissions per agency
FTE employee (1)	29	25	25	17	30
(1) Agency commissions are property, casualty, life and health commissions produced by the insurance agency personnel.

The following table shows additional statistics for the Company at the end of the last five quarters:

	3rd Qtr 2008	2nd Qtr 2008	1st Qtr 2008	4th Qtr 2007	3rd Qtr 2007
Full-time equivalent employees	548	556	565	564	555
Number of noninterest-bearing
deposit accounts	35,907	36,455	37,329	38,941	39,058

FIRST M & F CORPORATION

Net Interest Income

Net interest income before loan loss expense for the first nine months of 2008 was $39.247 million as compared to $40.315 million for the first nine months of 2007. For the first nine months of 2008 compared to 2007: earning asset yields decreased by 72 basis points, liability costs decreased by 52 basis points, the net interest spread decreased by 20 basis points and the net interest margin decreased by 26 basis points.

Net interest income before loan loss expense for the third quarter of 2008 was $13.020 million as compared to $13.786 million for the third quarter of 2007 and $13.100 million for the second quarter of 2008. For the third quarter of 2008 compared to the same quarter of 2007: earning asset yields decreased by 105 basis points, liability costs decreased by 93 basis points, the net interest spread decreased by 13 basis points and the net interest margin decreased by 24 basis points. For the third quarter of 2008 compared to the second quarter of 2008: earning asset yields decreased by 26 basis points, liability costs decreased by 27 basis points, the net interest spread remained unchanged and the net interest margin decreased by 3 basis points.

Balance sheet dynamics affecting the comparative net interest margins for the first nine months of 2008 compared to 2007 include (1) growth of 6.32% in average loans held for investment, (2) an increase in average loans as a percentage of earning assets from 81.20% in the first nine months of 2007 to 82.45% in the first nine months of 2008, (3) an increase in average interest-bearing deposits of 7.65%, (4) a decrease in average other borrowings of 8.91% and (5) a decrease in average noninterest-bearing deposits as a percentage of total assets from 11.61% in 2007 to 11.05% in 2008.

Balance sheet dynamics affecting the comparative net interest margins for the third quarter of 2008 compared to 2007 include (1) growth of 2.75% in average loans held for investment, (2) an increase in average loans as a percentage of earning assets from 82.33% in the third quarter of 2007 to 83.30% in the third quarter of 2008, (3) an increase in average interest-bearing deposits of 4.10%, (4) a decrease in average other borrowings of 13.43% and (5) a decrease in average noninterest-bearing deposits as a percentage of total assets from 11.51% in 2007 to 11.11% in 2008.

Balance sheet dynamics affecting the comparative net interest margins for the third quarter of 2008 compared to the second quarter of 2008 include (1) an increase of .44% in average loans held for investment, (2) an increase in average loans as a percentage of earning assets from 82.16% in the second quarter of 2008 to 83.30% in the third quarter of 2008, (3) a decrease in average interest-bearing deposits of 1.98%, (4) an increase in average borrowings of 5.36% and (5) a decrease in average noninterest-bearing deposits as a percentage of total assets from 11.17% in the second quarter of 2008 to 11.11% in the third quarter of 2008.

Yield and cost dynamics affecting the comparative net interest margins for the first nine months of 2008 compared to 2007 include (1) a decrease of 94 basis points in yields on loans held for investment and for sale, (2) an increase of 15 basis points in investment and short-term funds yields, (3) a decrease of 48 basis points in costs of deposits and (4) a decrease of 56 basis points in costs of borrowings.

Yield and cost dynamics affecting the comparative net interest margins for the third quarter of 2008 compared to 2007 include (1) a decrease of 132 basis points in yields on loans held for investment and for sale, (2) an increase of 14 basis points in investment and short-term funds yields, (3) a decrease of 93 basis points in costs of deposits and (4) a decrease of 71 basis points in costs of borrowings.

Yield and cost dynamics affecting the comparative net interest margins for the third quarter of 2008 compared to the second quarter of 2008 include (1) a decrease of 32 basis points in yields on loans held for investment and for sale, (2) a decrease of 5 basis points in investment and short-term funds yields, (3) a decrease of 30 basis points in costs of deposits and (4) a decrease of 18 basis points in costs of borrowings.

FIRST M & F CORPORATION

The decrease in asset yields for the first nine months of 2008 as compared to the same period in 2007 can be attributed to (1) a decrease in the prime lending rate of 100 basis points during 2007 followed by a decrease of 225 basis points during the first four months of 2008, (2) a steady increase in short-term interest rates throughout 2006 that plateaued during the first and second quarters of 2007 and (3) a moderate level of floating-rate loans as a percent of loans of approximately 20% at September 30, 2008. Deposit costs for 2008 were primarily influenced by short-term interest rate decreases throughout most of 2007 and into 2008 combined with a strategy during 2008 to replace certificates of deposit with premium-rate money-market and NOW accounts. Loan yields have been influenced downward by the prime rate decreases during 2008. The effect of prime rate changes on loan yields has been mitigated by the volume of variable-rate loans that have reached their loan floor limits. The lack of any sustained loan growth during 2008 has also contributed to the lower net interest margins during 2008.

Net interest margins should be affected during the remainder of 2008 by the steepness of the yield curve, credit spreads that are being priced into the corporate markets, and a slowing in demand for commercial and consumer credit. The yield curve between the 3-month and 5-year Treasuries was inverted by 44 basis points during December 2006 and by 60 basis points during March 2007. However, by December 2007 the 3-month to 5-year Treasury spread was a positive 42 basis points and was 173 basis points during September 2008. The AAA corporate bond to 3-month Treasury spread was 35 basis points during December 2006 and had narrowed to 22 basis points during March 2007. This measure of credit spreads was 242 basis points during December 2007 and was 450 basis points during September 2008, a direct result of the tightened liquidity in the corporate debt markets. A contributing factor to the increased third quarter 2008 spreads of 450 basis points from the second quarter spreads of 379 basis points was the flight-to-quality inflow of funds into Treasury securities which lowered Treasury yields significantly. The economy has weakened since the second quarter of 2007 with a considerable slowing in the consumer real estate sector. The Federal Reserve Board has responded by providing liquidity facilities to the commercial and investment banking sectors as well as through discount rate reductions. The Federal Open Market Committee decreased its Fed funds target rate by 100 basis points during the second half of 2007, by 200 basis points during the first quarter of 2008 and by 25 basis points during the second quarter of 2008. Additionally, the Federal Reserve lowered the discount rate by 150 basis points during the second half of 2007, by 225 basis points during the first quarter of 2008 and by 25 basis points during the second quarter of 2008. Corporate bond yields, which hit 24-month highs during the second and third quarters of 2007, continue to reflect a lack of liquidity, concerns related to the ongoing effects of the sub-prime mortgage and credit crisis and uncertainty concerning the state of the economy.

Yields on loans held for investment declined from 7.74% during the fourth quarter of 2007 to 6.53% for the third quarter of 2008. Management expects loan yields to continue to decrease over the course of 2008. Deposit costs fell by 98 basis points during the first nine months of 2008 after steadily rising throughout 2007. Management expects deposit costs to continue to decrease as certificates of deposit mature and reprice in the current lower rate environment or are displaced by other competitive interest-bearing checking and money-market accounts. While certificates of deposit are not being aggressively marketed, the focus for 2008 and beyond has been and will continue to be the accumulation of core deposits and the building of customer relationships that accompany those deposits. The base product for this effort during 2008 has been the Summit interest-bearing checking account. Balances in this product have grown from $4.738 million at the end of 2007 to $53.235 million at September 30, 2008 with an average account size in excess of $9 thousand.

FIRST M & F CORPORATION

The following table shows the components of the net interest margin for the second and third quarters of 2008 and 2007:

	Yields/Costs		Yields/Costs
	3rd Quarter, 2008	2nd Quarter, 2008	3rd Quarter, 2007	2nd Quarter, 2007
Interest bearing bank balances	1.93%	1.96%	5.55%	4.61%
Federal funds sold	1.61	2.72	5.14	3.59
Taxable investments	5.04	5.18	4.81	4.80
Tax-exempt investments	6.08	6.21	6.22	6.26
Loans held for sale	3.68	5.29	5.16	5.59
Loans held for investment	6.55	6.86	7.87	7.90
Earning asset yield	6.32	6.58	7.37	7.36

Interest checking	1.55	1.49	1.44	1.35
Money market deposits	2.11	2.33	2.66	2.52
Savings	2.11	2.32	2.83	2.75
Certificates of deposit	3.42	3.87	4.64	4.62
Short-term borrowings	2.25	2.29	4.92	4.98
Other borrowings	4.61	4.82	5.12	5.12
Cost of interest-bearing liabilities	2.95	3.22	3.88	3.81

Net interest spread	3.37	3.36	3.49	3.55
Effect of non-interest bearing deposits	.36	.40	.49	.49
Effect of leverage	(.03)	(.03)	(.04)	(.04)
Net interest margin, tax-equivalent	3.70	3.73	3.94	4.00
Less: Tax equivalent adjustments:
Investments	.09	.09	.07	.08
Loans	.01	.01	.01	.01
Reported book net interest margin	3.60%	3.63%	3.86%	3.91%

The following table shows the components of the net interest margin for the first nine months of 2008 and 2007:

	Yields/Costs
	YTD September 2008	YTD September 2007
Interest bearing bank balances	2.58%	5.01%
Federal funds sold	2.94	4.20
Taxable investments	5.08	4.81
Tax-exempt investments	6.17	6.25
Loans held for sale	4.96	5.33
Loans held for investment	6.92	7.86
Earning asset yield	6.62	7.34

Interest checking	1.50	1.39
Money market deposits	2.38	2.50
Savings	2.39	2.74
Certificates of deposit	3.95	4.61
Short-term borrowings	2.45	5.06
Other borrowings	4.73	5.13
Cost of interest-bearing liabilities	3.29	3.81

Net interest spread	3.33	3.53
Effect of non-interest bearing deposits	.40	.49
Effect of leverage	(.03)	(.06)
Net interest margin, tax-equivalent	3.70	3.96
Less: Tax equivalent adjustments:
Investments	.09	.08
Loans	.01	.01
Reported book net interest margin	3.60%	3.87%

FIRST M & F CORPORATION

The following table shows average balance sheets for the second and third quarters of 2008 and 2007:

(Dollars in thousands)
	3rd Quarter, 2008	2nd Quarter, 2008	3rd Quarter, 2007	2nd Quarter, 2007
Interest bearing bank balances	$3,228	$5,627	$5,713	$4,726
Federal funds sold	2,400	6,783	2,752	6,247
Taxable investments	171,936	182,982	190,105	197,922
Tax-exempt investments	57,809	56,376	43,836	45,654
Loans held for sale	4,986	7,406	8,084	9,786
Loans held for investment	1,198,943	1,193,703	1,166,820	1,122,129
Earning assets	1,439,302	1,452,877	1,417,310	1,386,464
Other assets	159,911	168,688	163,470	159,594
Total assets	$1,599,213	$1,621,565	$1,580,780	$1,546,058

Interest checking	$215,559	$211,590	$187,350	$190,049
Money market deposits	178,733	186,740	133,246	136,525
Savings deposits	116,658	116,720	103,089	99,997
Certificates of deposit	565,156	582,841	610,032	578,631
Short-term borrowings	17,269	17,693	10,227	12,069
Other borrowings	180,793	171,600	208,839	204,199
Interest-bearing liabilities	1,274,168	1,287,184	1,252,783	1,221,470
Noninterest-bearing deposits	177,595	181,134	182,008	181,819
Other liabilities	7,135	9,197	10,832	10,133
Stockholders’ equity	140,315	144,050	135,157	132,636
Liabilities and stockholders’ equity	$1,599,213	$1,621,565	$1,580,780	$1,546,058

Loans to earning assets	83.30%	82.16%	82.33%	80.93%
Loans to assets	74.97%	73.61%	73.81%	72.58%
Earning assets to assets	90.00%	89.60%	89.66%	89.68%
Noninterest-bearing deposits to assets	11.11%	11.17%	11.51%	11.76%
Equity to assets	8.77%	8.88%	8.55%	8.58%

The following table shows average balance sheets for the first nine months of 2008 and 2007:

(Dollars in thousands)
	YTD September 2008	YTD September 2007
Interest bearing bank balances	$6,238	$4,719
Federal funds sold	6,534	3,298
Taxable investments	181,080	199,032
Tax-exempt investments	55,450	45,668
Loans held for sale	6,493	8,860
Loans held for investment	1,201,912	1,130,514
Earning assets	1,457,707	1,392,091
Other assets	167,441	163,973
Total assets	$1,625,148	$1,556,064

Interest checking	$209,949	$194,265
Money market deposits	177,066	132,379
Savings deposits	115,123	100,031
Certificates of deposit	594,214	591,809
Short-term borrowings	14,105	12,266
Other borrowings	184,401	202,437
Interest-bearing liabilities	1,294,858	1,233,187
Noninterest-bearing deposits	179,622	180,610
Other liabilities	8,429	9,988
Stockholders’ equity	142,239	132,279
Liabilities and stockholders’ equity	$1,625,148	$1,556,064

Loans to earning assets	82.45%	81.21%
Loans to assets	73.96%	72.65%
Earning assets to assets	89.70%	89.46%
Noninterest-bearing deposits to assets	11.05%	11.61%
Equity to assets	8.75%	8.50%

FIRST M & F CORPORATION

Provision for Loan Losses

The accrual for the provision for loan losses for the first nine months of 2008 was $9.050 million as compared to $1.890 million for the first nine months of 2007. Net charge-offs were $3.649 million for the first nine months of 2008 as compared to $1.899 million for the first nine months of 2007.

The accrual for the provision for loan losses for the third quarter of 2008 was $2.190 million as compared to $630 thousand for the third quarter of 2007. The allowance for loan losses as a percentage of loans was 1.63% at September 30, 2008, 1.17% at December 31, 2007, and 1.25% at September 30, 2007. Net charge-offs were $1.473 million during the third quarter of 2008, $1.375 million during the second quarter of 2008 and $801 thousand during the first quarter of 2008 as compared to $1.899 million for the first nine months of 2007.

Nonaccrual loans as a percentage of loans increased to 1.82% at September 30, 2008 as compared to .53% at December 31, 2007, and .53% at September 30, 2007. The Company saw credit quality deteriorate during the second and third quarters of 2008 in the construction, acquisition and land development portfolio. Although the Company has virtually no sub-prime exposure, it is affected by the slowdown in the housing market and the continued decrease in housing prices. Business activity and cash flows in the commercial real estate segment of the Company’s loan portfolio have been affected by the slowing economy and by the indirect effects of the sub-prime mortgage fallout in 2008. A lack of liquidity in the form of credit for potential buyers of properties has also negatively affected real estate-related credit quality statistics. The effect of the slowing economy on credit quality statistics in the real estate portfolio can be seen in the following table:

	Past Due	Past Due 90
(Dollars in thousands)	30 – 89 Days	Days and
	and Still Accruing	Still Accruing	Nonaccrual
Construction and development loans at 09/30/08	$12,229	$156	$16,158
Construction and development loans at 06/30/08	$10,555	$1,411	$6,188
Construction and development loans at 12/31/07	$2,606	$404	$3,444

Loans secured by 1-4 family properties at 09/30/08	$3,555	$80	$2,281
Loans secured by 1-4 family properties at 06/30/08	$3,079	$501	$1,479
Loans secured by 1-4 family properties at 12/31/07	$2,833	$501	$1,653

Commercial real estate-secured loans at 09/30/08	$2,455	$342	$2,771
Commercial real estate-secured loans at 06/30/08	$4,024	$131	$2,942
Commercial real estate-secured loans at 12/31/07	$816	$29	$943

The Company continues to monitor real estate and commercial exposures on a monthly basis in order to address any problems in the earliest stages.

Non Interest Income

Noninterest income, excluding securities transactions and losses on debt extinguishment, for the first nine months of 2008 was $16.294 million as compared to $16.173 million for the same period in 2007. For the first nine months of 2008 as compared to 2007: (1) deposit revenues increased by $791 thousand,
(2) mortgage banking revenues decreased by $132 thousand and (3) agency commissions increased by $23 thousand.

Noninterest income, excluding securities transactions and losses on debt extinguishment, for the third quarter of 2008 was $5.534 million as compared to $5.430 million for the same period in 2007 and $5.259 million in the second quarter of 2008. For the third quarter of 2008 as compared to the third quarter of 2007:
(1) deposit revenues increased by $265 thousand, (2) mortgage banking revenues increased by $17 thousand and (3) agency commissions increased by $34 thousand. For the third quarter of 2008 as compared to the second quarter of 2008: (1) deposit revenues increased by $112 thousand, (2) mortgage banking revenues increased by $157 thousand and (3) agency commissions increased by $116 thousand.

FIRST M & F CORPORATION

Deposit revenues improved by 9.92% for the first nine months of 2008 as compared to 2007. The third quarter of 2008 showed an increase of 9.54% over the third quarter of 2007 and a 3.79% increase over the second quarter of 2008. Overdraft fee revenues, which comprise approximately 70% of deposit revenues, increased by 9.29% from the first nine months of 2007 to the first nine months of 2008, increased by 8.73% from the third quarter of 2007 to the third quarter of 2008 and increased by 5.35% from the second quarter of 2008 to the third quarter of 2008. The third quarter improvements were due to increased item volumes as third quarter volumes exceeded second quarter volumes by 5.35% and exceeded third quarter 2007 volumes by 8.71%. Overdraft fees are per item charges applied to each check paid on an overdrawn account or returned. The per item fee is determined by the Company’s pricing committee and is based primarily on the competitive market prices as well as on costs associated with processing the items. The majority of the volumes of overdraft items processed comes from customers in the Company’s overdraft protection program which grants overdraft limits to customers, generally allows account activity up to the overdraft limit balance, and requires that accounts have positive balances at some point within a thirty day period. Overdrafts are considered loans for accounting purposes and therefore are subject to the Company’s loan accounting policies concerning the charging off of accounts to the allowance for loan losses. Interest charged on overdrawn balances, based on the Federal discount rate, is recorded as interest on loans. The overdraft program is designed to help customers with their cash flow needs and is not extended to individuals who are poor credit risks. Debit card revenues improved by 20.13% from the first nine months of 2007 to the first nine months of 2008, increased by 20.71% from the third quarter of 2007 to the third quarter of 2008 and increased by 2.12% from the second quarter of 2008 to the third quarter of 2008.

Management expects overdraft fee revenues to continue to be a significant component of deposit revenues and expects to see debit card revenues and transaction activity continue to grow through the remainder of 2008. The following table shows the components of service charges on deposit accounts:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30		September 30
	2008	2007	2008	2007
Service charge revenues	$348	$352	$1,060	$1,061
Debit/ATM card revenues	577	478	1,659	1,381
Overdraft fee revenues	2,117	1,947	6,046	5,532
Service charges on deposit accounts	$3,042	$2,777	$8,765	$7,974

Mortgage banking income decreased by 11.52% from the first nine months of 2007 to the first nine months of 2008, increased by 4.57% from the third quarter of 2007 to the third quarter of 2008 and increased by 67.67% from the second quarter of 2008 to the third quarter of 2008. Mortgage originations decreased by 12.36% from the first nine months of 2007 to the first nine months of 2008, decreased by 35.12% from the third quarter of 2007 to the third quarter of 2008 and decreased by 25.90% from the second quarter of 2008 to the third quarter of 2008. Mortgage rates decreased steadily from their highs in June 2007 to end 2007 at 6.17%. Mortgage rates fell to 5.85% by the end of the first quarter of 2008. During June and July of 2008 mortgage rates moved up over 6.50% to a high of 6.63% in late July and subsequently moved downward over time to end September 2008 at 6.09%. The conventional mortgage market experienced a slowdown during the second half of 2007 but began to return to normal conditions in the bank’s metropolitan markets during the first quarter of 2008. The lower volumes of originations in 2008 as compared to 2007 and the higher mortgage rates during 2008 contributed to the decline in mortgage revenues. Application volumes remained steady through 2007 and into 2008. However, application volumes declined during the third quarter of 2008 and are expected to stay low for the foreseeable future. The bank has also experienced a decline in approval rates during 2008. These approval, or “pull-through,” rates have been influenced by the tightened credit standards of institutional mortgage purchasers. Management expects to continue to expand its mortgage presence in its economically stronger markets.

Agency commission income increased by .73% from the first nine months of 2007 to the first nine months of 2008, increased by 3.04% from the third quarter of 2007 to the third quarter of 2008 and increased by 11.19% from the second quarter of 2008 to the third quarter of 2008. The minimal increase from the first nine months of 2007 to the first nine months of 2008 was due primarily to a 41.68% decrease in title insurance commissions as property & casualty commissions increased by 2.33% over the same period. For the third quarter of 2008 as compared to the third quarter of 2007, property & casualty commissions increased by 4.97% while title insurance commissions decreased by 12.40%. Management expects to see growth in commission revenues for the year as compared to 2007.

FIRST M & F CORPORATION

Significant components of other income for the second and third quarters of 2008 and 2007 are contained in the following table:

(Dollars in thousands)	3Q2008	2Q2008	3Q2007	2Q2007
Agency profit-sharing revenues	$-	$6	$-	$24
Loan fees	226	113	135	111
Gains on student loan sales	91	88	181	61
All other income	377	458	519	470
Total other income	$694	$665	$835	$666

The Company has a strategy to increase noninterest revenues as a proportion of total revenues over time. Noninterest revenues as a percentage of total revenues increased from 28.01% for the first nine months of 2007 to 28.78% for the first nine months of 2008. Noninterest revenues as a percentage of total revenues increased from 27.83% in the third quarter of 2007 to 29.16% in the third quarter of 2008, and increased from 28.13% in the second quarter of 2008 to 29.16% in the third quarter of 2008. Another metric that the Company monitors is revenues per full-time employee, which was approximately $34 thousand per employee for the third quarter of 2008 and $33 thousand per employee for the second quarter of 2008 as compared to $35 thousand for the third quarter of 2007 and $33 thousand for the second quarter of 2007. Insurance product revenues per producer decreased slightly from $30 thousand per producer in the third quarter of 2007 and $25 thousand per producer in the second quarter of 2007 to $29 thousand per producer in the third quarter of 2008 and $25 thousand per producer in the second quarter of 2008. Management’s strategic focus is to improve revenues generated per employee while maintaining stability in revenue growth by increasing the mix of noninterest revenues to total revenues.

Non Interest Expense

Noninterest expenses increased by 4.59% from the first nine months of 2007 to the first nine months of 2008, increased by 2.60% from the third quarter of 2007 to the third quarter of 2008 and decreased by 1.72% from the second quarter of 2008 to the third quarter of 2008.

Salary and benefit expenses, which comprise approximately 60% of noninterest expenses, increased by 1.54% from the first nine months of 2007 to the first nine months of 2008, decreased by .99% from the third quarter of 2007 to the third quarter of 2008 and decreased by 1.05% from the second quarter of 2008 to the third quarter of 2008. The number of full-time equivalent employees was 548 at September 30, 2008, 556 at June 30, 2008, 555 at September 30, 2007, and 562 at June 30, 2007. Health care costs contributed to the increase in salaries and benefits for the first nine months of 2008 over 2007 as they increased by approximately $788 thousand, or 89.60%, for the comparative periods. Excluding health care costs, salaries and employee benefits were down by $432 thousand from the third quarter of 2007 to the third quarter of 2008. Noninterest expenses as a percent of average assets remained unchanged at 3.29% from the first nine months of 2007 to the first nine months of 2008, increased from 3.24% in the third quarter of 2007 to 3.29% in the third quarter of 2008, and decreased from 3.34% in the second quarter of 2008 to 3.29% in the third quarter of 2008.

The business expansion efforts during 2007 also produced an increase in related occupancy expenses as four new locations were added during 2007. This resulted in a 12.58% increase in occupancy expense from the first nine months of 2007 to the first nine months of 2008.

Significant components of other expense for the second and third quarters of 2008 and 2007are contained in the following table:

(Dollars in thousands)	3Q2008	2Q2008	3Q2007	2Q2007
Postage and shipping	$237	$228	$198	$175
Supplies	199	194	274	221
Legal expenses	224	197	115	141
Other professional expenses	127	180	196	143
Insurance expenses	230	110	238	118
Debit card processing expenses	184	178	158	155
Foreclosed property expense	191	527	49	94
All other expenses	1,304	1,327	1,250	1,223
Total other expense	$2,696	$2,941	$2,478	$2,270

FIRST M & F CORPORATION

Income Taxes

Income tax expenses for the first nine months of 2008 decreased by $3.711 million from the first nine months of 2007. Pre-tax earnings for the first nine months of 2008 were down by $9.735 million from the same period in 2007. The effective tax rates for the first nine months of 2008 and 2007 were 24.16% and 32.56% respectively. The difference in effective rates was primarily due to the tax effect of an additional $5.000 million loan loss accrual during the second quarter of 2008 and an additional $750 thousand loan loss accrual during the third quarter of 2008. The following table shows the earnings and tax effect of the $5.750 million loan loss accrual on 2008’s financial results:

(Dollars in thousands)	Before Loan Loss Accrual	Loan Loss Accrual Effect	Earnings as Disclosed
Net income before tax	$12,203	$(5,750)	$6,453
Income taxes	3,706	(2,145)	1,561
Net income before noncontrolling interests	$8,497	$(3,605)	$4,892

Effective tax rate before noncontrolling interests	30.37%	37.30%	24.19%

The Company implemented FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” as of January 31, 2007 with no adjustment for uncertain tax positions, and therefore no effect on the Company’s financial position or results of operations. The Company had no recognized uncertain tax positions as of September 30, 2008 and therefore has not had any tax accruals in 2008 related to uncertain positions.

Assets and Liabilities

Assets increased by 1.08% from September 30, 2007 to September 30, 2008, and decreased by .76% from December 31, 2007. Investments decreased by 7.15% from September 30, 2007 to September 30, 2008 and decreased by 7.25% from December 31, 2007. Liquidity provided by first quarter 2008 deposit growth and net decreases in loans was used to pay down borrowings that were used to fund loan growth during 2007. The Company pre-funded the reinvestment of first quarter 2008 government-sponsored agency securities during the third and fourth quarters of 2007 by borrowing the approximate maturity amounts and investing the funds in an effort to take advantage of the higher yield environment at the time. The maturities of approximately $32.6 million during the first quarter of 2008 were used to pay off the short-term borrowings that were obtained in 2007. The 2007 purchases were primarily mortgage-backed securities and municipal bonds. The loan and investment portfolios were sources of liquidity during the first nine months of 2008 as the economic environment dictated a slower pace of new business. Asset cash flows were primarily used to fund certificate of deposit maturities. Loans grew by .65% from September 30, 2007 to September 30, 2008 and decreased by 1.08% from December 31, 2007. Loans decreased by $13.267 million during the first quarter of 2008 and by $10.966 million during the second quarter of 2008 as the economy slowed and the real estate sector contracted. The third quarter of 2008 saw $11.011 million in loan growth, primarily in the commercial and asset-based lending portfolios. Loan growth has been weak in most markets during 2008. Commercial real estate loans showed moderate growth while all other sectors of the portfolio decreased. Management expects that the loan portfolio will decrease for the remainder of the year and will possibly remain flat through 2009 as the economy is expected to remain weak and more focus is brought to working out nonperforming loans. Loans as a percent of total assets were 73.49% at September 30, 2008, 73.90% at June 30, 2008, 73.74% at December 31, 2007, and 73.81% at September 30, 2007.

FIRST M & F CORPORATION

The following table shows loans held for investment by type as of September 30, 2008, December 31, 2007, and September 30, 2007:

(Dollars in thousands)	September 30, 2008	December 31, 2007	September 30, 2007
Commercial real estate	$759,279	$731,595	$713,619
Residential real estate	208,718	223,614	221,915
Home equity lines	46,201	45,987	44,964
Commercial, financial and agricultural	145,743	169,447	164,866
Consumer	38,001	40,860	40,374
Other loans	8,271	7,932	12,722
Total	$1,206,213	$1,219,435	$1,198,460

Mortgages held for sale	$2,783	$2,063	$4,103
Student loans held for sale	2,683	3,508	2,731

Deposits increased by 2.99% from September 30, 2007 to September 30, 2008 and decreased by .87% from December 31, 2007. The following table shows the breakdown by deposit category of core deposits and public funds deposits growth from December 31, 2007 to September 30, 2008:

	Core Customers		Public Funds		Total Deposits
(Dollars in thousands)	Increase (Decrease)		Increase (Decrease)		Increase (Decrease)
	Amt.	Pct.	Amt.	Pct.	Amt.	Pct.
Noninterest-bearing	$(12,997)	(7.60)%	$771	10.61%	$(12,226)	(6.83)%
NOW	40,754	32.89	(11,209)	(20.40)	29,545	15.54
MMDA	7,347	5.21	12,488	80.69	19,835	12.69
Savings	9,013	8.53	104	35.86	9,117	8.61
Customer CDs	(43,408)	(9.51)	(2,818)	(3.20)	(46,226)	(8.49)
Brokered CDs	(12,081)	(83.88)	1,044	66.08	(11,037)	(64.82)
Total	$(11,372)	(1.06)%	$380.21%		$(10,992)	(.88)%

The savings deposit increases were primarily in Flex Fund and Liberty Fund accounts, which are renewable deposit accounts with two year maturities and that pay interest, indexed to historical Treasury rates, on a quarterly basis. Interest-bearing checking and money market core customer deposits were up during 2008 due to targeted campaigns in both product areas. A new interest-bearing checking account, the Summit Checking account, was introduced during the fourth quarter of 2007. This account is designed to pay a premium deposit rate if the customer meets certain criteria related to electronic banking and debit card transaction activity. Summit accounts, which are classified as NOW accounts, increased by $48.544 million during 2008. Money market accounts with premium rates for high balances have also been used to attract core customers. Certificates of deposit decreased in 2008 as the interest-bearing checking and money market accounts were used instead of time deposits to attract funding. The Company maintained a moderate pricing strategy with regard to certificates of deposit, preferring to market accounts that could be used as a base upon which to further build customer relationships. Customer and employee incentives were used during 2008 to promote checking and interest-bearing transaction accounts over more price-sensitive certificates of deposit. The Company’s long-term strategy is to build the core customer deposit base and rely less on borrowed funds as a primary source of liquidity. During the first quarter of 2008 the Company introduced new relationship-based checking account products with a variety of add-ons designed to enhance the customer’s banking experience. Another source of deposits available to the Company is the brokered CD market which is used when funding is needed within a short period of time. The Company made a move away from brokered time deposits during the second quarter of 2008 in favor of core deposit funding alternatives. Additionally, when borrowed funds are less costly than time deposits or brokered deposits, the Company will still look to those sources to help maintain the spread between the yield on earning assets and the cost of funds.

FIRST M & F CORPORATION

The following table shows the deposit mix as of September 30, 2008, December 31, 2007, and September 30, 2007:

(Dollars in thousands)	September 30, 2008	December 31, 2007	September 30, 2007
Noninterest-bearing demand	$178,980	$191,206	$186,123
NOW deposits	219,612	190,067	186,944
Money market deposits	176,199	156,364	129,505
Savings deposits	115,041	105,924	105,819
Certificates of deposit	544,605	590,831	580,376
Brokered certificates of deposit	17,026	28,063	26,339
Total	$1,251,463	$1,262,455	$1,215,106

The following table shows the mix of public funds deposits as of September 30, 2008, December 31, 2007, and September 30, 2007:

(Dollars in thousands)	September 30, 2008	December 31, 2007	September 30, 2007
Noninterest-bearing demand	$8,041	$7,270	$7,782
NOW deposits	54,948	66,157	69,596
Money market deposits	27,965	15,477	14,719
Savings deposits	394	290	292
Certificates of deposit	88,064	90,882	109,744
Brokered certificates of deposit	2,624	1,580	1,374
Total	$182,036	$181,656	$203,507

Other borrowings decreased by $3.670 million from September 30, 2007 to September 30, 2008 and by $3.765 million from December 31, 2007. The decreases in borrowings were primarily the result of first quarter of 2008 payoffs of the borrowings used to pre-fund investment purchases in 2007, offset by borrowing increases during the third quarter of 2008 that were primarily held as liquidity reserves. Amounts of borrowings maturing within one year decreased from 58.27% of other borrowings at December 31, 2007 to 43.21% at September 30, 2008. In February 2006 the Company formed First M&F Statutory Trust I for the purpose of issuing corporation-obligated mandatory redeemable capital securities to third-party investors and investing the proceeds from the sale of the capital securities in floating rate junior debentures of the Company. The $30 million in proceeds were used to fund the acquisition on February 17, 2006 of Columbiana Bancshares, Inc. The 30-year junior subordinated debentures pay interest quarterly at a rate of 6.44% fixed for five years, converting then to floating at a rate equal to three month LIBOR plus 133 basis points. These junior subordinated debentures, net of the Company’s investment in the variable interest entity, qualify with certain limitations as Tier 1 capital for regulatory purposes.

FIRST M & F CORPORATION

Equity

The Company’s and Bank’s regulatory capital ratios at September 30, 2008, as shown below are in excess of the minimum requirements and qualify the institution as “well capitalized” under the risk-based capital regulations.

(Dollars in thousands)	First M & F Corporation		M & F Bank
	Amount	Ratio	Amount	Ratio
Actual:
Total risk-based capital	$151,775	11.09%	$152,936	11.18%
Tier 1 capital	134,640	9.84%	135,813	9.93%
Leverage	134,640	8.61%	135,813	8.69%

For Capital Adequacy Purposes:
Total risk-based capital	109,470≥	8.00%	109,388≥	8.00%
Tier 1 capital	54,735≥	4.00%	54,694≥	4.00%
Leverage	62,547≥	4.00%	62,507≥	4.00%

To Be Well Capitalized Under Prompt Corrective Action Provisions:
Total capital			136,735≥	10.00%
Tier 1 capital			82,041≥	6.00%
Leverage			78,134≥	5.00%

The Company repurchased 7,500 shares during the first nine months of 2008 at an average price of $15.55 per share. The Company issued 19,854 shares upon the exercise of stock options during the first nine months of 2007 at an average exercise price of $15.37 per share. The Company did not issue any shares upon the exercise of stock options during the first nine months of 2008. The Company periodically performs stress tests on its capital position in order to determine the magnitude of losses that the capital base can absorb before additional sources of equity would be required. Management believes that the Company is adequately capitalized given all known and expected losses and has no plans to lower the quarterly dividend. The banking industry has been given the opportunity to apply for funding through the U. S. Treasury Department’s Capital Purchase Program in the form of perpetual preferred stock, accompanied by common stock warrants issued to the U.S. Treasury. The Company has not determined whether it will apply for the funds as an additional capital resource.

The Company’s shares, listed as FMFC on the NASDAQ Global Select Market, trade at the rate of approximately 2,500 shares per day. The Company’s price-to-earnings ratio, based upon the prior four quarters’ earnings, was 12.59 as of September 30, 2008.

Interest Rate Risk and Liquidity Management

Responsibility for managing the Company’s program for controlling and monitoring interest rate risk and liquidity risk and for maintaining income stability, given the Company’s exposure to changes in interest rates, is vested in the asset/liability committee. Appropriate policy and guidelines, approved by the board of directors, govern these actions. Monitoring is primarily accomplished through monthly reviews and analysis of asset and liability repricing opportunities, market conditions and expectations for the economy. Cash flow analyses are also used to project short-term interest rate risks and liquidity risks. Management believes, at September 30, 2008, there is adequate flexibility to alter the current rate and maturity structures as necessary to minimize the exposure to changes in interest rates, should they occur. The Company is currently in a slightly positive gap position for assets and liabilities repricing within the next year. This generally means that for assets and liabilities maturing and repricing within the next 12 months, the Company is positioned for more assets to reprice than the amount of liabilities repricing.

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

The Company has experienced stress in the construction and land development portfolio as well as in its commercial real estate-secured portfolio. As shown in the tables for the Provision for Loan Losses discussion, the Company experienced a large increase in the amount of past due real estate-secured loans during 2008. Many of these loans, as a result of internal and external loan reviews, have been classified as watch loans and in many cases downgraded for the Company’s internal credit monitoring systems. The Company accrued an additional $5.000 million into the allowance for loan losses in June 2008 and an additional $750 thousand in September 2008 based upon it’s evaluation of the liquidity of these and other real estate loans and their underlying collateral values. Management is working with these borrowers to create and implement plans for the orderly payment of these loans through collateral liquidation, other available cash flow sources, and other acceptable workout solutions.

The Company has not been negatively affected to date by the deterioration of credit quality in the sub-prime mortgage sector. Substantially all of originated mortgages are sold to mortgage investors and must meet potential investors’ underwriting guidelines. Mortgages retained by the Company must meet the Company’s underwriting guidelines. Accordingly, the Company has virtually no direct sub-prime exposure. Loans with features that increase credit risk, such as high loan to value ratios, must meet minimum credit score, income and employment guidelines in order to mitigate the increased risk.

FIRST M & F CORPORATION

Nonaccrual loans and non-performing assets increased during the first nine months of 2008 as the economy, especially the real estate sector, slowed. No significant losses have been incurred in 2008 as is reflected by the annualized rate of net charge-offs to loans of .41%. The Company is working out problem loans as customer cash flows and the market will allow. The future trend in problem loans will depend on how fast the market can absorb properties in an orderly fashion. Another factor affecting the speed with which construction and development loans may be worked out is the state of available credit to potential buyers of properties. As long as credit markets are frozen the Company and its customers will have difficulty liquidating the properties collateralizing construction and development loans. These conditions will extend the horizon for loan workouts as well as for the resumption of normal business in the Company’s markets. Management is also monitoring the state of our markets for indirect effects of the sub-prime mortgage fallout on the commercial and consumer sectors of the portfolio as the economy continues to slow.

The following table shows non-performing loans and other assets of the Company:

(Dollars in thousands)	September 30	December 31	September 30
	2008	2007	2007
Nonaccrual loans	$22,095	$6,524	$6,334
Other real estate	7,191	6,232	4,926

Total non-performing assets	$29,286	$12,756	$11,260

Past due 90 days or more and still accruing interest	634	1,093	1,955

Ratios:
Nonaccrual loans to loans	1.82%	.53%	.53%
Past due 90 day loans to loans	.05%	.09%	.16%
Non-performing assets to loans and other real estate	2.40%	1.04%	.93%
Non-performing assets to assets	1.78%	.77%	.69%

Off-Balance Sheet Arrangements

The Company’s primary off-balance sheet arrangements are in the form of loan commitments and operating lease commitments. At September 30, 2008 the Company had $188.647 million in unused loan commitments outstanding. Of these commitments, $111.585 million mature in one year or less. Lines of credit are established using the credit policy of the Company concerning the lending of money.

Letters of credit are used to facilitate the borrowers’ business and are usually related to the acquisition of inventory or of assets to be used in the customers’ business. Letters of credit are generally secured and are underwritten using the same standards as traditional commercial loans. Most standby letters of credit expire without being presented for payment. However, the presentment of a standby letter of credit would create a loan receivable from the Bank’s loan customer. The Bank’s asset-based lending subsidiary uses commercial letters of credit to facilitate the purchase of inventory items by its customers. There were no commercial letters of credit outstanding at the end of the third quarter. At September 30, 2008 the Company had $25.136 million in financial standby letters of credit issued and outstanding.

FIRST M & F CORPORATION

At September 30, 2008 there were $36.499 million in standby letters of credit issued on the Company’s behalf by a Federal Home Loan Bank (FHLB). At December 31, 2007 there were $22.999 million of standby letters of credit issued on the Company’s behalf by a Federal Home Loan Bank. The Company typically uses these letters of credit as additional collateral on public funds deposits and is obligated to the Federal Home Loan Bank if the letters of credit must be drawn upon. At September 30, 2008 a $25.000 million FHLB letter of credit, representing an additional liquidity facility with an expiration date of October 31, 2008 was outstanding. The Company did not draw upon the letter of credit and subsequently renewed it for an additional 31 day period.

Liabilities of $162 thousand at September 30, 2008 and $124 thousand at September 30, 2007 are recognized in Other Liabilities related to the obligation to stand ready to perform related to standby letters of credit.

The Company makes commitments to originate mortgage loans that will be held for sale. The total commitments to originate mortgages to be held for sale were $9.919 million at September 30, 2008. These commitments are accounted for as derivatives and are marked to fair value with changes in fair value recorded in mortgage banking income. At September 30, 2008 mortgage origination-related derivatives with positive fair values of $50 thousand were included in other assets and derivatives with negative fair values of $10 thousand were included in other liabilities.

The Company also engages in forward sales contracts with mortgage investors to purchase mortgages held for sale. Those forward sale agreements that have a determined price and expiration date are accounted for as derivatives and marked to fair value through mortgage banking income. At September 30, 2008 the Company had $5.103 million in locked forward sales agreements in place. Forward sale-related derivatives with positive fair values of $28 thousand were included in other assets and derivatives with negative fair values of $6 thousand were included in other liabilities.

Mortgages that are sold generally have recourse until the first payment is made. There were $4.777 million of sold mortgages that were still in the recourse period as of September 30, 2008. The Company may also be required to repurchase mortgages that do not conform to FNMA or FHA underwriting standards or that contain critical documentation errors or fraud. The Company has not sustained any recourse-related losses in its mortgage program and the repurchase of mortgages has been an extremely rare event.

In the ordinary course of business the Company enters into rental and lease agreements to secure office space and equipment. The Company has a variety of lease agreements in place, all of which are operating leases. The largest lease obligations are for office equipment and mainframe computer systems. The Company guarantees the lease payments for its wholly-owned banking subsidiary in one data processing lease which expired in September 2008.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” This Statement permits companies to measure a variety of financial instruments and other financial statement items with characteristics similar to financial instruments at fair value. The fair value option permits a company to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are to be recognized in earnings at each subsequent reporting date. The fair value option (1) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, (2) is irrevocable (unless a new election date occurs) and (3) is applied only to entire instruments and not to portions of instruments. The Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Therefore, it would become effective as of January 1, 2008 for the Company. Early adoption is permitted as of the beginning of a fiscal year on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements.” SFAS No. 159 became effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or liabilities on that date. Therefore, the implementation of the Statement did not have a material impact on the Company’s financial condition or results of operations.

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

In November 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.” This Bulletin supersedes SAB No. 105, “Application of Accounting Principles to Loan Commitments” by allowing the future cash flows associated with servicing of a loan to be included in the measurement of the written loan commitment, which makes the accounting consistent with SFAS No. 156, “Accounting for Servicing of Financial Assets” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This pronouncement is to be applied prospectively to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company adopted this Bulletin on January 1, 2008 with no material impact on its financial condition or results of operations.

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

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This Staff Position amends factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This Staff Position makes the assumptions used to determine the useful life for renewable intangible assets for amortization purposes more consistent with the assumptions used to assign a fair value to the asset under FASB Statement No. 141 (revised 2007), “Business Combinations.” This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect the adoption of this Statement to have a material impact on its financial condition or results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement was issue to effectively move the GAAP hierarchy from the auditing standards, which are directed at auditors, to the accounting standards, which are directed at company managements. The Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of this Statement to have a material impact on its financial condition or results of operations.

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

Interest rate shock analysis shows that the Company will experience a 1.57% decrease over 12 months in its net interest income with a gradual (12 month ramp) and sustained 100 basis point decrease in interest rates. A gradual and sustained increase in interest rates of 200 basis points will result in a 1.35% increase in net interest income; therefore the Company’s repricing gap suggests a potential earnings benefit should rates increase.

An analysis of the change in market value of equity shows how an interest rate shock will affect the difference between the market value of assets and the market value of liabilities. With all financial instruments being stated at market value, the market value of equity will decrease by .93% with an immediate and sustained increase in interest rates of 200 basis points. The market value of equity will decrease by 3.19% with an immediate and sustained decrease in interest rates of 100 basis points.

The Company had no hedging instruments in place at September 30, 2008.

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

As of September 30, 2008 (the "Evaluation Date"), the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as defined in the Exchange Act Rules. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are sufficiently effective to ensure that material information relating to the Company and required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. During the last quarter ended September 30, 2008 there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company did not have any repurchases of common stock during the third quarter of 2008.

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

Date : November 7, 2008

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