Form 10-K
period 2008-12-31
FIRST M&F CORP/MS
filed 2009-03-11
CIK 320387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Based on closing sale price for shares on June 30, 2008, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $85,662,246.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common stock, $5 par value	9,063,346 Shares
Title of Class	Shares Outstanding at January 31, 2009

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement dated March 13, 2009, are incorporated by reference into Part III of the Form 10-K report.

FIRST M&F CORPORATION AND SUBSIDIARY

CROSS REFERENCE INDEX

*Information called for by Part III (Items 10 through 14) is incorporated by reference to the Registrant’s Proxy Statement.

FIRST M&F CORPORATION AND SUBSIDIARY

PART I

BUSINESS

General

First M&F Corporation (the Company) is a one-bank holding company chartered and organized under Mississippi laws in 1979. The Company engages exclusively in the banking business through its wholly-owned subsidiary, Merchants and Farmers Bank of Kosciusko (the Bank) in the states of Mississippi, Tennessee, Alabama, and Florida.

The Bank was chartered and organized under the laws of the State of Mississippi in 1890, and accounts for substantially all of the total assets and revenues of the Company.  The Bank is the seventh largest bank in the state, having total assets of approximately $1.593 billion at December 31, 2008. The Bank offers a complete range of commercial and consumer services at its main office and two branches in Kosciusko and its branches within central and north Mississippi, including Ackerman, Brandon, Bruce, Canton, Cleveland, Clinton, Durant, Flowood, Grenada, Jackson, Madison, Olive Branch, Oxford, Pearl, Philadelphia, Ridgeland, Southaven, Starkville, and Tupelo. The Bank also has banking locations in southwest Tennessee in Bells, Collierville, Cordova, Germantown and Memphis. The Bank also has banking locations in central Alabama in Birmingham, Chelsea, Columbiana, Inverness, Pelham and Wilsonville. The Bank also has banking locations in the Florida panhandle in Crestview and Niceville.

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

The banking system offers a variety of deposit, investment and credit products to customers. The Bank provides these services to middle market and professional businesses, ranging from business checking, treasury management services and secured and unsecured lines of credit. Additional services include ACH origination, sweep accounts and letters of credit. The Bank also offers a variety of checking accounts to its customers and other services, which include debit cards and automated teller machine access through several networks, and an overdraft protection plan. Trust services are offered through the Kosciusko and Madison offices in Mississippi and discount brokerage services are offered through the Madison and Tupelo offices in Mississippi.

As of December 31, 2008, the Company and its subsidiary employed 543 full-time equivalent employees.

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

FIRST M&F CORPORATION AND SUBSIDIARY

Overview

In the opinion of First M&F Corporation’s management, the Company’s highlights during 2008 were as follows:

Facilities

•	In February 2008 closed a drive-through branch in Ridgeland, Mississippi
•	In December 2008 completed construction of a main branch facility in Brandon, Mississippi and closed the two branches that it replaced

Earnings

•	Return on assets for 2008 was .03% while the return on equity was .37%. Return on assets for 2007 was .92% while the return on equity was 10.78%
•	Debit card revenues grew by 19.64%, composing 18.98% of deposit revenues
•	Mortgage banking revenues decreased by 19.38% in 2008 after increasing by 14.78% in 2007
•	Mortgage originations were $62.4 million in 2008 as compared to $73.2 million in 2007
•	Property, casualty, life and health insurance commissions increased from $3.92 million to $3.95 million

Credit

•	Loans held for investment decreased by 3.51% in 2008 due to the general economic slowdown as loan demand decreased and problem loans increased
•	Net charge offs, as a percentage of average loans, were .75% for 2008 compared to .28% for 2007
•	Nonaccrual loans as a percentage of loans increased to 1.74% at the end of 2008 from .53% at the end of 2007
•	90 day past due accruing loans as a percentage of loans increased to .48% at the end of 2008 from .09% at the end of 2007
•	Foreclosed real estate balances were $11.06 million at the end of 2008 as compared to $6.23 million at the end of 2007
•
Expenses related to foreclosed properties were $537 thousand in 2008 while losses incurred on foreclosed properties through sales and write-downs were $1.376 million as compared to expenses of $274 thousand and losses of $278 thousand in 2007

Other

•	Assets decreased by 3.44% during 2008 as no growth opportunities were available
•	Deposits remained flat in 2008, with noninterest-bearing deposits and certificates of deposit decreasing, while Summit checking accounts and money-market deposits grew substantially
•	The Company’s total risk-based capital ratio improved from 10.8% at the end of 2007 to 11.2% at the end of 2008
•
The Company received approval from the U.S. Department of the Treasury to participate in its Capital Purchase Program in December 2008. Management expects the transaction to close during the first quarter of 2009 and to receive approximately $30 million in funding in exchange for preferred stock and warrants to purchase common stock.

In the opinion of Management, the challenges and opportunities facing the Company going forward from December 31, 2008, are as follows:

•	To have a revised credit policy fully implemented across the company during 2009
•	Continue to strengthen credit monitoring systems to provide proactive credit solutions
•	Continue to work on sales of real estate owned as well as to work with customers to dispose of real estate collateral
•	Build the capital strength and funding flexibility of the organization
•	Continue to build core deposits around strong products like Summit Checking that provide a base upon which a portfolio of financial services can be provided
•	Begin to diversify the loan portfolio into consumer and commercial loans that are not real estate dependent
•	Continue to increase the volumes and improve the products and services delivered through the insurance agencies and focus on branch referrals to enhance agency business
•	Continue to build the retail investment brokerage business
•	Use cost-saving initiatives to reduce expenses in current operations
•	Promote low-cost delivery channels such as debit cards and electronic banking that are convenient to customers
•	Continue developing customer-friendly technologies such as deposit image capture for commercial customers, emailing of statements, enhanced internet banking capabilities and mobile banking
•	Encourage customer use of more efficient technologies over labor-intensive processes by tying rates and benefits of deposit products to the use of internet and technology-based applications

FIRST M&F CORPORATION AND SUBSIDIARY

Competition

The Company competes generally with other banking institutions, savings associations, credit unions, mortgage banking firms, consumer finance companies, mutual funds, insurance companies, securities brokerage firms, and other finance related institutions; many of which have greater resources than those available to the Company. The competition relates primarily to interest rates, the availability and quality of services and products, and the pricing of those services and products. The Company’s philosophy is that of a community bank in which personal service is of primary importance, and which promotes that philosophy in competing against the larger regional financial services companies which tend to depend on their vast array of products rather than individual service.

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

USA Patriot Act

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

Sarbanes-Oxley Act

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

The minimum guideline for the total capital to risk-weighted assets, including certain off-balance sheet items such as standby letters of credit ("total capital ratio") is 8.0%.  At least half of total capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 capital"). The remainder may consist of subordinated debt, other preferred stock, a limited amount of loan loss reserves, and unrealized gains on equity securities subject to limitations ("Tier 2 capital").  At December 31, 2008, the Company and the Bank were in compliance with the total capital ratio and the Tier 1 capital ratio requirements. Note 21 of the Notes to Consolidated Financial Statements presents the Company's and the Bank's capital ratios.

FIRST M&F CORPORATION AND SUBSIDIARY

Deposit Insurance Assessments

The deposits of the Bank are insured by the FDIC up to the limits set forth under applicable law. A majority of the deposits of the Bank are subject to the deposit insurance assessments of the Bank Insurance Fund ("BIF") of the FDIC.  However, a portion of the Bank's deposits, relating to a savings association acquisition, are subject to assessments imposed by the Savings Association Insurance Fund ("SAIF") of the FDIC. The FDIC equalized the assessment rates for BIF-insured and SAIF-insured deposits effective January 1, 1997. The assessments imposed on all FDIC deposits for deposit insurance are risk-based and calculated using CAMELS examination ratings, risk-based capital ratios and credit quality factors. Legislation was enacted in 1996 requiring both SAIF-insured and BIF-insured deposits to pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO"). Based on the latest information for the Bank assessments for BIF- and SAIF-insured deposits will approximate 1.800 basis points per $100 of deposits for the first quarter of 2008. An additional assessment of .285 basis points is expected to be assessed related to the repayment of the FICO debt. The Federal Deposit Insurance Reform Act of 2005 allowed “eligible insured depository institutions” to share a one-time assessment credit pool of approximately $4.7 billion. Assessment credits were applied to reduce deposit insurance assessments, not to include FICO assessments, payable after the one-time credit regulations became effective. The Bank used up the remainder of its credit during 2008.

Recent Developments

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises

The Congress, Treasury Department and the federal banking regulators, including the FDIC, have taken broad action since early September, 2008 to address volatility in the U.S. banking system.

In October 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. The EESA authorizes the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (“TARP”).  The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  The Treasury Department has allocated $250 billion towards the TARP Capital Purchase Program (“CPP”).  Under the CPP, Treasury will purchase debt or equity securities from participating institutions.  The TARP also will include direct purchases or guarantees of troubled assets of financial institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications.

On February 27, 2009, as part of the TARP CPP, the Company entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “Purchase Agreement”) with the Treasury Department, pursuant to which the Company sold (i) 30,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Class B Nonvoting, Series A (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 513,113 shares of the Company’s common stock (“the “Common Stock”), par value $5.00 per share, for an aggregate purchase price of $30 million in cash.

The Series A Preferred Stock will qualify as Tier 1 capital and will be entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Series A Preferred Stock may be redeemed by the Company after three years. Prior to the end of three years, the Series A Preferred Stock may be redeemed by the Company only with proceeds from the sale of qualifying equity securities of the Company. The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to the 20-trading day trailing average price of the common stock at the date of issuance of the preferred stock.

EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000.  This increase is in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry.

Following a systemic risk determination, the FDIC established a Temporary Liquidity Guarantee Program (“TLGP”) on October 14, 2008.  The TLGP includes the Transaction Account Guarantee Program (“TAGP”), which provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  Institutions participating in the TAGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place.  The TLGP also includes the Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies.  The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012.  The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008.  Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012.  The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008.  The Company will participate in the TAGP but has opted out of the DGP.

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

FIRST M&F CORPORATION AND SUBSIDIARY

STATISTICAL DISCLOSURE

The statistical disclosures for the Company are contained in Tables 1 through 12.

Table 1

AVERAGE BALANCE SHEETS/YIELDS

(Dollars in thousands)	2008			2007			2006
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Interest-bearing bank balances	$6,954	$133	1.91%	$4,693	$225	4.79%	$6,538	$247	3.78%
Federal funds sold	9,810	182	1.86	3,388	144	4.25	12,248	543	4.43
Taxable investments	176,284	9,023	5.12	197,167	9,514	4.83	188,148	8,695	4.62
Tax-exempt investments	55,990	3,451	6.16	45,875	2,867	6.25	49,430	3,091	6.25
Loans	1,206,798	81,972	6.79	1,156,436	90,403	7.82	1,065,366	80,196	7.53
Total earning assets	1,455,836	94,761	6.51	1,407,559	103,153	7.33	1,321,730	92,772	7.02
Nonearning assets	165,867			166,071			160,283
Total average assets	$1,621,703			$1,573,630			$1,482,013

NOW & MMDA	388,588	7,336	1.89	324,649	6,124	1.89	342,049	5,811	1.70
Savings deposits	115,027	2,645	2.30	101,367	2,816	2.78	94,653	2,122	2.24
Certificates of deposit	587,695	22,274	3.79	599,393	27,692	4.62	532,041	21,710	4.08
Short-term borrowings	13,860	327	2.36	12,445	609	4.89	8,787	417	4.75
Other borrowings	186,978	8,710	4.66	208,738	10,635	5.09	186,310	9,096	4.88
Total interest-bearing liabilities	1,292,148	41,292	3.20	1,246,592	47,876	3.84	1,163,840	39,156	3.36
Noninterest-bearing deposits	179,237			182,598			184,638
Noninterest-bearing liabilities	8,312			10,357			11,247
Capital	142,006			134,083			122,288
Total avg. liabilities & equity	$1,621,703			$1,573,630			$1,482,013
Net interest margin		53,469	3.67		55,277	3.93		53,616	4.06
Less tax equivalent adjustment
Investments		1,287	0.09		1,069	0.08		1,153	0.09
Loans		186	0.01		168	0.01		114	0.01
Reported book net interest margin		$51,996	3.57%		$54,040	3.84%		$52,349	3.96%

Tax equivalent adjustments were made using a blended Federal/State rate of 37.3%.

Nonaccrual loans are included in the average loan balances.

Table 2

RATE/VOLUME VARIANCES

	2008 Compared To 2007			2007 Compared To 2006
(Dollars in thousands)	Increase (Decrease) Due To			Increase (Decrease) Due To
		Yield/			Yield/
	Volume	Cost	Net	Volume	Cost	Net
Interest earned on:
Interest-bearing bank balances	$76	$(168)	$(92)	$(79)	$57	$(22)
Federal funds sold	196	(158)	38	(385)	(14)	(399)
Taxable investments	(1,038)	547	(491)	426	393	819
Tax-exempt investments	628	(44)	584	(224)	-	(224)
Loans	3,679	(12,110)	(8,431)	6,987	3,220	10,207
Total earning assets	3,340	(11,732)	(8,392)	6,155	4,226	10,381

Interest paid on:
NOW & MMDA	1,212	-	1,212	(312)	625	313
Savings deposits	347	(518)	(171)	169	525	694
Certificates of deposit	(491)	(4,927)	(5,418)	2,930	3,052	5,982
Short-term borrowings	51	(333)	(282)	176	16	192
Other borrowings	(1,062)	(863)	(1,925)	1,119	420	1,539
Total interest-bearing liabilities	1,603	(8,187)	(6,584)	2,981	5,739	8,720
Change in net interest income on a tax-equivalent basis	$1,737	$(3,545)	$(1,808)	$3,174	$(1,513)	$1,661

The rate/volume variances are computed for each line item and are therefore non-additive.

FIRST M&F CORPORATION AND SUBSIDIARY

Table 3

SECURITIES AVAILABLE FOR SALE

	Carrying Value of Securities
	December 31
(Dollars in thousands)	2008	2007	2006
Securities Available For Sale
U.S. Treasury	$543	$3,534	$3,964
U.S. Government sponsored entities	8,397	70,168	110,720
Mortgage-backed securities	145,362	102,114	85,931
Obligations of states and political subdivisions	64,829	52,518	50,943
Other securities	8,014	8,804	10,270

Total securities available for sale	$227,145	$237,138	$261,828

	Amortized Cost of Securities
	December 31
	2008	2007	2006
Securities Available For Sale
U.S. Treasury	$509	$3,512	$4,004
U.S. Government sponsored entities	8,089	69,954	111,458
Mortgage-backed securities	141,688	101,653	86,525
Obligations of states and political subdivisions	64,357	52,329	50,938
Other securities	9,239	9,127	10,313

Total securities available for sale	$223,882	$236,575	$263,238

Table 4

MATURITY DISTRIBUTION AND YIELDS OF SECURITIES AVAILABLE FOR SALE

			After One
	Within		But Within		After Five
(Dollars in thousands)	One		Five		But Within		Over
	Year	Yield	Years	Yield	Ten Years	Yield	Ten Years	Yield	Total	Yield
Securities Available For Sale
U.S. Treasury	$-	-%	$543	4.60%	$-	-%	$-	-%	$543	4.60%
U.S. Government sponsored entities	4,873	5.06	3,524	3.98	-	-	-	-	8,397	4.61
Mortgage-backed securities	19,138	5.02	58,485	5.12	40,941	5.31	26,798	5.35	145,362	5.20
Obligations of states and political subdivisions	15,907	6.93	23,568	5.99	24,183	6.31	1,171	8.76	64,829	6.39
Other debt securities	1,405	4.06	2,123	5.18	-	-	3,969	4.89	7,497	4.82
Total debt securities available for sale	$41,323	5.73%	$88,243	5.30%	$65,124	5.68%	$31,938	5.42%	226,628	5.51%
Equity securities									517
									$227,145

Tax equivalent adjustments were made using a blended Federal rate of 34.0% and a State rate of 5.0%. The amounts shown represent the investment portfolio as stated at its carrying value.

Non mortgage-backed securities are categorized in the earlier of their maturity dates or call dates. Mortgage-backed securities are distributed based upon their estimated average lives.

FIRST M&F CORPORATION AND SUBSIDIARY

Table 5

COMPOSITION OF THE LOAN PORTFOLIO

	2008		2007		2006		2005		2004
(Dollars in		% Of		% Of		% Of		% Of		% Of
thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Held For Investment
Commercial, financial and agricultural	$127,704	10.85%	$169,447	13.90%	$150,905	13.88%	$151,598	16.25%	$128,735	15.46%
Non-residential real estate	745,699	63.39	731,595	59.99	621,841	57.19	509,986	54.65	416,177	49.99
Residential real estate	255,488	21.71	269,601	22.11	262,046	24.10	227,166	24.35	237,746	28.56
Consumer loans	37,908	3.22	40,860	3.35	45,872	4.22	41,458	4.44	46,677	5.61
Other loans	9,796	0.83	7,932	0.65	6,350	0.59	2,872	0.31	3,151	0.38
Lease financing	-	-	-	-	269	0.02	-	-	-	-
Total loans	$1,176,595	100.00%	$1,219,435	100.00%	$1,087,283	100.00%	$933,080	100.00%	$832,486	100.00%

Loans held for sale	$7,698		$5,571		$7,263		$5,704		$12,236

Table 6

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

Maturity distribution of loans at December 31, 2008	Within	One to Five	After Five
(Dollars in thousands)	One Year	Years	Years	Total

Commercial, financial and agricultural	$73,684	$51,953	$2,067	$127,704
Non-residential real estate	287,183	403,128	55,388	745,699
Residential real estate	59,388	110,788	85,312	255,488
Consumer loans	12,536	25,147	225	37,908
Other loans	951	4,922	3,923	9,796
Total loans	$433,742	$595,938	$146,915	$1,176,595

	One to Five	After Five
Rate sensitivity of loans at December 31, 2008	Years	Years	Total

Fixed rate loans	$572,029	$107,266	$679,295
Floating rate loans	23,909	39,649	63,558
Total	$595,938	$146,915	$742,853

Table 7

NONPERFORMING ASSETS AND PAST DUE LOANS

(Dollars in thousands)	2008	2007	2006	2005	2004

Nonaccrual loans	$20,564	$6,524	$3,557	$1,403	$3,302
Other real estate owned	11,061	6,232	3,135	3,042	3,314
Total nonperforming assets	$31,625	$12,756	$6,692	$4,445	$6,616

Accruing loans past due 90 days or more	5,686	1,093	376	510	645
Restructured loans (accruing)	3,664	-	-	-	-

Interest income that would have been recorded on nonaccrual loans if they had been current and accruing	$907
Interest that was recorded in the financial statements for loans that were on nonaccrual status	$3

FIRST M&F CORPORATION AND SUBSIDIARY

Table 8

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)	2008	2007	2006	2005	2004

Balance at beginning of year	$14,217	$14,950	$12,449	$11,619	$10,891
Adjustment for purchase acquisition	-	-	2,234	-	-
Charge offs:
Commercial, financial and agricultural	(993)	(762)	(767)	(1,141)	(3,832)
Real estate – nonresidential	(5,235)	(1,223)	(282)	(182)	(312)
Real estate – residential	(1,968)	(1,581)	(1,512)	(464)	(289)
Consumer	(1,510)	(1,178)	(1,264)	(1,286)	(1,193)
Total	(9,706)	(4,744)	(3,825)	(3,073)	(5,626)
Recoveries:
Commercial, financial and agricultural	75	373	256	101	190
Real estate – nonresidential	135	666	228	49	24
Real estate – residential	67	25	102	152	445
Consumer	396	427	474	455	344
Total	673	1,491	1,060	757	1,003
Net charge-offs	(9,033)	(3,253)	(2,765)	(2,316)	(4,623)
Provision for loan losses	19,734	2,520	3,032	3,146	5,351
Balance at end of year	$24,918	$14,217	$14,950	$12,449	$11,619

Net Charge-Offs To Average Loans	0.75%	0.28%	0.26%	0.26%	0.58%

Table 9

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	December 31
(Dollars in thousands)	2008	2007	2006	2005	2004

Commercial, financial and agricultural	$6,815	$6,953	$7,540	$5,642	$5,224
Non-residential real estate	13,129	3,094	3,095	695	574
Residential real estate	1,634	1,936	1,865	1,351	1,241
Consumer loans	3,340	2,234	2,450	4,761	4,580
Total loans	$24,918	$14,217	$14,950	$12,449	$11,619

	December 31
Allowance As A Percentage Of Loan Type	2008	2007	2006	2005	2004

Commercial, financial and agricultural	4.96%	3.92%	4.79%	3.65%	3.96%
Non-residential real estate	1.76	0.42	0.50	0.14	0.14
Residential real estate	0.64	0.72	0.71	0.59	0.52
Consumer loans	8.81	5.47	5.34	11.48	9.81
Total loans	2.12%	1.17%	1.37%	1.33%	1.40%

Net Charge-Offs As A Percent Of Year End	December 31
Loans Outstanding, By Type	2008	2007	2006	2005	2004

Commercial, financial and agricultural	0.67%	0.22%	0.32%	0.67%	2.76%
Non-residential real estate	0.68	0.08	0.01	0.03	0.07
Residential real estate	0.74	0.58	0.54	0.14	(0.07)
Consumer loans	2.94	1.84	1.72	2.00	1.82
Total loans	0.77%	0.27%	0.25%	0.25%	0.56%

Table 10

TIME DEPOSITS OF $100,000 OR MORE

The table below shows maturities of outstanding time deposits of $100,000 or more at December 31, 2008 (dollars in thousands):

Three months or less	$84,154
Over three months through six months	32,046
Over six months through twelve months	90,430
Over one year	70,133

Total	$276,763

FIRST M&F CORPORATION AND SUBSIDIARY

Table 11

SELECTED RATIOS

The following table reflects ratios for the Company for the last three years:

	2008	2007	2006

Return on average assets	0.03%	0.92%	0.94%
Return on average equity	0.37	10.78	11.39
Dividend payout ratio	866.67	32.50	33.77
Average equity to assets ratio	8.76	8.52	8.25

Table 12

SHORT-TERM BORROWINGS

The table below presents certain information regarding the Company’s short-term borrowings for each of the last three years:

(Dollars in thousands)	2008	2007	2006

Securities sold under agreements to repurchase
Outstanding at end of period	$9,728	$9,676	$6,712
Maximum outstanding at any month-end during the period	20,879	9,676	10,062
Average outstanding during the period	12,876	6,154	6,205
Interest paid	301	273	280
Weighted average rate during each period	2.34%	4.44%	4.51%

Federal funds purchased
Outstanding at end of period	$-	$-	$12,900
Maximum outstanding at any month-end during the period	325	20,000	25,000
Average outstanding during the period	984	6,291	2,582
Interest paid	26	336	137
Weighted average rate during each period	2.62%	5.34%	5.31%

RISK FACTORS

The Company faces various risks that are inherent to our business such as credit, legal, market, operational, liquidity and regulatory risks. The following factors could affect the performance and operating results of the Company and its subsidiary.

The Company may be vulnerable to certain sectors of the economy.

•
The economy slowed significantly during 2008 as a freeze-up in the credit markets and the continuing effects of sub-prime mortgage losses made a dramatic impact on consumer spending, housing sales and prices, manufacturing activity, unemployment and interest rates. The direct effect of this on the Company was a decrease in the ability of customers in the construction and development industry to continue to move properties onto the market to provide cash flows for loan payments. These cash flow difficulties resulted in increased net loan losses and a significant increase in the allowance for loan losses.

•
With 85% of the loan portfolio made up of real estate secured loans, the Company has a significant concentration risk. As the real estate related sectors of the economy continue to slow down, the Company will be under increased pressure to allocate resources to working out problem loans and foreclosed properties. These workout situations could take longer and even become worse as the supply of properties on the market exceeds the demand. This supply/demand imbalance could also result in further losses.

•
The freezing of credit markets also resulted in a loss of demand in the marketplace for certain asset-backed securities. This lack of liquidity, resulting in very few, and in some cases no transactions negatively affected the market for collateralized debt obligations. The Company has certain collateralized debt obligations that are secured by trust preferred securities that have market value losses even while the underlying collateral securities are being paid. Moody’s has also downgraded these securities to below investment grade status. With further deterioration the Company could be faced with other-than-temporary impairments that would require direct write-offs against earnings.

•
A continued slowing of the economy and rising unemployment may affect the ability of the Company’s customers to make timely loan payments, or may cause customers to use up deposit balances, thereby causing a strain on the Company’s liquidity.

•
The slowdown in housing sales and continued pressure on housing prices has reduced mortgage originations. This has resulted in lower mortgage revenues. However, the Federal Reserve has made successful efforts to reduce mortgage rates, which may improve mortgage originations.

FIRST M&F CORPORATION AND SUBSIDIARY

The Company is subject to interest rate risk.

•
The Federal Reserve Board’s Federal Open Market Committee has been using interest rate policy to try to stimulate the economy. The Federal Reserve has also used targeted lending programs to commercial and investment banks to provide liquidity to financial markets and has begun to acquire securities as a means of providing targeted market liquidity. General interest rates are at historical lows. However, the amount of liquidity provided by the Federal Reserve, coupled by stimulation programs that may be passed by Congress, could result in a severe inflationary scenario in the future if unchecked.

•
A much steeper than anticipated increase in interest rates or a steep decline in those rates over a short period of time could cause the Company’s net interest margins to decrease, thereby decreasing net interest revenues.

Certain changes in interest rates, inflation, deflation or the financial markets could affect demand for the Company’s products and the Company’s ability to deliver products efficiently.

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

•
Investments in the portfolio of the Company’s pension plan may not provide adequate returns to fund plan termination obligations, thus causing higher annual plan expenses and requiring additional contributions by the Company. Consistent with most managed funds, the Company’s pension plan portfolio sustained losses during 2008. Therefore, the Company may need to increase contributions until a market recovery occurs.

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

FIRST M&F CORPORATION AND SUBSIDIARY

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

The Company anticipates participation in the U.S. Treasury’s Capital Purchase Program.

•
The Company has been approved for up to $40 million in funding under the Capital Purchase Program. The Company expects to raise $30   million in funding in exchange for preferred stock and common stock warrants during the first quarter of 2009. Participation in this program will constrain the Company’s ability to raise dividends and repurchase equity securities and will also place certain constraints on executive compensation arrangements. The increased funding will allow the Company to take advantage of any improvements in the business environment to expand its footprint, add new product lines or engage in balance sheet management strategies.

UNRESOLVED STAFF COMMENTS

Not Applicable.

PROPERTIES

The Bank's legal headquarters is a 21,000 square foot, three story, brick building located at 134 West Washington Street. This building houses the primary administrative offices of the Bank and Company.

The Bank owns its main office building and 39 of its branch facilities and leases ten of its locations. The Bank’s insurance agency subsidiary owns four of its locations and leases one. The Bank’s asset-based lending subsidiary leases one office.  The facilities occupied under lease agreements have terms which range from month to month to ten years. It is anticipated that all leases will be renewed.

LEGAL PROCEEDINGS

The Company and its subsidiaries are defendants in various lawsuits arising out of the normal course of business. In the opinion of management, the ultimate resolution of these claims should not have a material adverse effect on the Company’s consolidated financial position or results of operations.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a shareholder vote during the fourth quarter of 2008.

FIRST M&F CORPORATION AND SUBSIDIARY

PART II

MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Effective September 1, 1996, the Company's common stock was listed with the National Association of Securities Dealers, Inc. Automated Quotation National Market System (NASDAQ) and became subject to trading and reporting over the counter with most securities dealers. Effective July 1, 2006, the Company was listed on the NASDAQ Global Select Market.

At December 31, 2008, there were 1,190 shareholders of record of the Company's common stock.  On December 31, 2008, the Company's stock closed at $8.46 per share.

The following table summarizes the trading ranges and dividend payouts for the two years ended December 31, 2008:

Quarterly Closing Common Stock
Price Ranges and Dividends Paid
	First	Second	Third	Fourth
2008:
High	$16.03	$16.00	$12.96	$12.00
Low	13.50	12.50	7.93	7.40
Close	14.50	12.55	11.58	8.46
Dividend	.13	.13	.13	.13	*

2007:
High	$19.99	$19.81	$19.00	$17.91
Low	18.07	17.85	17.10	15.28
Close	18.40	18.63	17.55	15.80
Dividend	.13	.13	.13	.13

The following table summarizes stock and dividend performance ratios for the five years ended December 31, 2008:

Stock and Dividend Performance
	2008		2007		2006		2005		2004

Price/earnings ratio	141.00	x	9.88	x	12.72	x	12.04	x	14.28	x
Price/book value ratio	0.56	x	1.02	x	1.38	x	1.29	x	1.36	x
Book value/share	$15.00		$15.45		$14.15		$13.06		$12.48
Dividend payout ratio	866.67%		32.50%		33.77%		36.79%		42.19%
Historical dividend yield	3.29%		2.65%		3.08%		3.04%		2.64%

On May 11, 2005, the Board authorized a program to repurchase up to 10,000 shares of common stock per month in the open market over a twelve month period beginning on May 15, 2005, and ending on May 14, 2006.

The Company did not repurchase any shares during 2006 and the Board did not extend the repurchase program that expired on May 14, 2006.

On December 12, 2007, the Board authorized a program to repurchase up to 500,000 shares in the open market between January 1, 2008, and December 31, 2008.

The Company repurchased 7,500 shares at an average price of $15.55 during February 2008. The Board did not extend the repurchase program that expired on December 31, 2008.

*It is anticipated that the Company will enter into a transaction with the Department of the Treasury under the TARP Capital Purchase Program discussed in Part I above.  Under the terms of the Securities Purchase Agreement thereunder, for three (3) years following closing, or until Treasury no longer holds any shares of the Senior Preferred, the Company will not be able to increase dividends above current levels ($0.13 per share of common stock on a quarterly basis) nor repurchase any of its shares without Treasury approval, with limited exceptions, most significantly purchases in connection with benefit plans.

FIRST M&F CORPORATION AND SUBSIDIARY

The following table provides information regarding securities issued under our equity compensation plans that were in effect during 2008:

		Number of
		Securities to be
		Issued Upon	Weighted-Average
		Exercise of	Exercise Price of
		Outstanding	Outstanding	Number of Securities
		Options, Warrants	Options, Warrants	Remaining Available
	Plan Name	and Rights	and Rights	for Future Issuance

Equity compensation plans	1999 Stock Option Plan	123,500	$16.04	-
approved by security holders	2005 Equity Incentive Plan	12,000	16.00	264,500

Equity compensation plans not approved by security holders	None	-	-	-

Total		135,500	$16.04	264,500

In April 2005 the 2005 Equity Incentive Plan was approved by a shareholder vote and replaced the 1999 Stock Option Plan.

In 2008, under the 2005 Equity Incentive Plan, there were forfeitures of 14,000 shares and vestings of 3,266 shares of restricted stock. Also in 2008, under the 2005 Equity Incentive Plan, the Company issued 7,000 shares of stock options to directors with a grant date strike price of $13.84, which was the grant date fair value of the underlying stock.

Five Year Shareholder Return Comparison

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on the Company’s Common Stock against the cumulative total return of the NASDAQ Market US Index and the NASDAQ Bank Index which consists of the period of five (5) years beginning in 2003.

	12/03	12/04	12/05	12/06	12/07	12/08

First M&F Corporation	100.00	92.07	94.46	112.94	93.82	52.68
NASDAQ Composite	100.00	110.08	112.88	126.51	138.13	80.47
NASDAQ Bank	100.00	111.11	108.64	123.74	97.71	74.73

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

FIRST M&F CORPORATION AND SUBSIDIARY

SELECTED FINANCIAL DATA

(Thousands, except per share data)
	2008		2007		2006		2005		2004

EARNINGS

Interest income	$93,288		$101,916		$91,505		$67,534		$58,232
Interest expense	41,292		47,876		39,156		23,184		17,050
Net interest income	51,996		54,040		52,349		44,350		41,182
Provision for loan losses	19,734		2,520		3,032		3,146		5,351
Noninterest income	21,131		21,320		20,148		17,047		15,252
Noninterest expense	54,284		51,373		48,926		39,649		37,020
Income taxes	(1,429)		6,988		6,604		6,004		4,075
Noncontrolling interests	12		21		10		6		(787)
Net income	$526		$14,458		$13,925		$12,592		$10,775
Net interest income, taxable equivalent	$53,469		$55,277		$53,616		$45,632		$42,586
Cash dividends paid	$4,772		$4,772		$4,751		$4,648		$4,535

PER COMMON SHARE

Net income (basic)	$0.06		$1.60		$1.54		$1.40		$1.19
Cash dividends paid	.52		.52		.52		.52		.50
Book value	15.00		15.45		14.15		13.06		12.48
Closing stock price	8.46		15.80		19.59		16.86		16.93

SELECTED AVERAGE BALANCES

Assets	$1,621,703		$1,573,630		$1,482,013		$1,209,054		$1,110,189
Earning assets, amortized cost	1,455,836		1,407,559		1,321,730		1,093,782		1,005,927
Loans held for investment	1,200,628		1,148,275		1,056,899		884,232		794,010
Investments, amortized cost	232,274		243,042		237,578		190,067		184,605
Total deposits	1,270,547		1,208,007		1,153,381		949,228		850,140
Equity	142,006		134,083		122,288		115,723		111,995

SELECTED YEAR-END BALANCES

Assets	$1,596,865		$1,653,751		$1,540,275		$1,267,118		$1,142,712
Earning assets, carrying value	1,427,344		1,467,624		1,360,064		1,128,101		1,027,056
Loans held for investment	1,176,595		1,219,435		1,087,283		933,080		832,486
Investments, carrying value	227,145		237,138		261,828		185,071		175,654
Total deposits	1,261,387		1,262,455		1,185,982		973,671		877,264
Equity	135,950		140,080		128,047		117,377		112,468

SELECTED RATIOS

Return on average assets	0.03%		0.92%		0.94%		1.04%		0.97%
Return on average equity	0.37		10.78		11.39		10.88		9.62
Average equity to average assets	8.76		8.52		8.25		9.57		10.09
Dividend payout ratio	866.67		32.50		33.77		36.79		42.19
Price to earnings (x)	141.00	x	9.88	x	12.72	x	12.04	x	14.28	x
Price to book (x)	0.56		1.02		1.38		1.29		1.36

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

SUMMARY

Net income for 2008 was $.526 million, or $.06 basic and $.05 diluted per share as compared to $14.458 million, or $1.60 basic and $1.59 diluted per share in 2007 and $13.925 million, or $1.54 basic and $1.53 diluted per share in 2006. The primary factor in the earnings decrease in 2008 was the significant increase in loan loss accruals. Another factor influencing the 2008 earnings was the lack of loan growth as the economy slowed throughout the year. In contrast, major factors contributing to the increased earnings in 2007 were (1) strong loan growth in the metropolitan areas surrounding Memphis, Tennessee, Birmingham, Alabama and Crestview, Florida, (2) a credit environment that resulted in .28% and .26% in net charge-offs as a percentage of average loans for 2007 and 2006 and (3) consistent noninterest revenue growth from 2005 through 2007 in deposit revenues, mortgage revenues and agency commissions.

In February 2008, the Company closed a drive-through branch in Ridgeland, Mississippi. In December 2008, the Company completed construction on a new main branch facility in Brandon, Mississippi. This new branch replaced the two existing branches which were closed. One of the closed branch buildings was sold at the end of the year.

In June 2007, the Company opened its fourth full-service branch in the Memphis, Tennessee, metro market in Cordova, Tennessee. In July and August 2007, the Company opened full-service branches in Ridgeland and Brandon, Mississippi. In November 2007, the Company opened a second Florida branch in Niceville.

In 2008 the Company completed its implementation of branch item image capture, as this technology was introduced into all of the branches in Alabama. This technology allows branches to capture images of transactions at teller locations. These images, rather than the physical checks, deposits and other items, are processed through the information systems. The image technology allows the Company to be more efficient in its operations and processing. In 2008 the Company also introduced mobile banking technology, which allows individuals to access their banking information through their cell phones. This technology adds another convenience option for customers.

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

Total assets decreased by 3.44% in 2008, ending the year at $1.597 billion. Total assets increased by 7.37% in 2007, ending the year at $1.654 billion. The compounded annual growth rate for total assets for the last five (5) years was 8.17%, while the compounded growth rate for deposits was 8.99%.

FIRST M&F CORPORATION AND SUBSIDIARY

RESULTS OF OPERATIONS

The following table shows performance ratios for the last three years:

	2008	2007	2006

Net interest margin	3.67%	3.93%	4.06%
Efficiency ratio	72.77	67.07	66.33
Return on assets	0.03	0.92	0.94
Return on equity	0.37	10.78	11.39
Noninterest income to avg. assets	1.30	1.35	1.36
Noninterest income to revenues (1)	28.33	27.83	27.31
Noninterest expense to avg. assets	3.35	3.26	3.30
Salaries and benefits to total noninterest expense	53.34	57.13	56.39
Contribution margin (2)	61.19	61.68	62.60
Nonaccrual loans to loans	1.74	0.53	0.32
90 day past due loans to loans	0.48	0.09	0.03
Net charge-offs as a percent of average loans	0.75	0.28	0.26

(1)	Revenues equal tax-equivalent net interest income before loan loss expense, plus noninterest income.
(2)	Contribution margin equals revenues minus salaries & benefits, divided by revenues.

The following table shows revenue related performance statistics for the last three years:

(Dollars in thousands)	2008	2007	2006

Mortgage originations	$62,445	$73,202	$69,258
Commissions from annuity sales	104	125	153
Trust and retail investment revenues	585	598	616
Revenues per FTE employee	134	136	134
Agency commissions per agency FTE employee (1)	104	97	87

(1) Agency commissions are property, casualty, life and health commissions produced by the insurance agency personnel.

Net Interest Income

Net interest income before loan loss expenses for 2008 was $51.996 million as compared to $54.040 million for 2007. For 2008 compared to 2007: earning asset yields decreased by 82 basis points, liability costs decreased by 64 basis points, the net interest spread decreased by 18 basis points and the net interest margin decreased by 26 basis points.

Net interest income before loan loss expenses for 2007 was $54.040 million as compared to $52.349 million for 2006. For 2007 compared to 2006: earning asset yields increased by 31 basis points, liability costs increased by 48 basis points, the net interest spread decreased by 17 basis points and the net interest margin decreased by 13 basis points.

Balance sheet dynamics affecting the comparative net interest margins for 2008 compared to 2007 include (1) growth of 4.56% in average loans held for investment, (2) an increase in average loans as a percentage of earning assets from 81.58% in 2007 to 82.47% in 2008, (3) a decrease in average certificates of deposits of 1.95%, (4) a decrease in average other borrowings of 10.42% and (5) a decrease in average noninterest-bearing deposits as a percentage of total assets from 11.60% in 2007 to 11.05% in 2008.

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

Yield and cost dynamics affecting the comparative net interest margins for 2008 compared to 2007 include (1) a decrease of 103 basis points in yields on loans held for investment and for sale, (2) a decrease of 6 basis points in investment and short-term funds yields, (3) a decrease of 61 basis points in costs of deposits and (4) a decrease of 58 basis points in costs of borrowings.

Yield and cost dynamics affecting the comparative net interest margins for 2007 compared to 2006 include (1) an increase of 29 basis points in yields on loans held for investment and for sale, (2) an increase of 17 basis points in investment and short-term funds yields, (3) an increase of 51 basis points in costs of deposits and (4) an increase of 20 basis points in costs of borrowings.

FIRST M&F CORPORATION AND SUBSIDIARY

The primary driver of the net interest margin trend in 2008 and 2007 has been the divergence between loan pricing and deposit pricing. While interest rates moved up during 2006 and 2007, deposit pricing became more sensitive to the interest-rate environment. At the same time, loan pricing became less sensitive. Therefore, as interest rates moved up, the Company’s loan pricing spreads decreased and deposit pricing spreads increased. In 2008 deposit pricing decoupled from loan pricing as market rates decreased. As interest rates decreased during 2008, loan pricing became much more sensitive to market rates. However, deposit pricing became uncorrelated from market rates, resulting in a decrease in loan yields of 103 basis points coupled with a smaller decrease in deposit costs of 61 basis points. A primary factor in the loan rate trend from 2005 through 2007 was the steady increase in the prime rate through June 2006. Short-term Treasury rates increased by 175 basis points during 2005 and increased by another 95 basis points by June 2006. Short-term Treasury rates hit their three-year peak in February 2007 and fell by 190 basis points in 2007 with 167 basis points of the decline occurring during the second half. The credit crisis and concurrent economic slowdown that began in 2007 and worsened in 2008 resulted in a decrease in short-term Treasury rates of 118 basis points by June 2008 and an additional 186 basis points through the end of 2008.

The following table shows the relative sensitivity of the Company’s yields and costs to leading changes in market rates:

	2005 to 2006	2006 to 2007	2007 to 2008
	Net Change (Basis Points)	Net Change (Basis Points)	Net Change (Basis Points)
Loan yields	87	29	(103)
Earning asset yields	73	31	(82)
Deposit costs	87	51	(61)
Net interest margin	(11)	(13)	(26)
3-month Treasury (a)	190	84	(209)
Prime rate (b)	200	107	(150)
FHLB borrowing costs (c)	174	59	(156)

Loan yields to 3-month Treasury	45.79%	34.52%	49.28%
Loan yields to Prime rate	43.50%	27.10%	68.67%
Loan yields to FHLB costs	50.00%	49.15%	66.03%
Deposit costs to 3-month Treasury	45.79%	60.71%	29.19%

(a) 3-month Treasury yield averages are calculated from July of the previous year through June of the current year
(b) Prime rate averages are calculated from July of the previous year through June of the current year
(c) FHLB borrowing costs are averages of the 1-year cost calculated from July of the previous year to June of the current year
Note: one basis point equals .01%

Over the last three years loan yields have become more sensitive to FHLB borrowing cost trends while deposit costs became more sensitive to short-term Treasury rates until 2008. During 2008, deposit costs had a low correlation to short-term Treasury rates as the Company promoted NOW accounts that featured above-market yields in order to increase core deposits. NOW deposit costs increased from 1.40% during 2007 to 1.50% during 2008. A partial offset to the NOW account cost increases was provided by an 83 basis point decrease in certificate of deposit costs. Certificates of deposit were de-emphasized during 2008, resulting in a decrease in average balances of $11.698 million. Average loans held for investment increased by $52.354 million during 2008, influenced by a strong first quarter which became less of an influence over the course of the year. Yields on these loans decreased by 103 basis points during 2008. Average balances of combined NOW, MMDA and savings deposits increased by $77.599 million for 2008 over 2007. However the average costs of these deposits decreased by only 12 basis points during 2008. Therefore, the deposit pricing strategy to pursue core deposits had the greatest influence on the continued net interest margin squeeze in 2008. Another factor influencing loan yields and deposit costs over the past three years has been the changing shape of the yield curve. The difference between 5-year Treasury rates and 3-month Treasury rates became negative in July 2006. This inversion steepened from 4 basis points in July 2006 to a high of 60 basis points in March 2007. This change in the yield curve put downward pressure on asset yields while putting upward pressure on deposit costs. The yield curve inversion ended during the third quarter of 2007, with the 3-month to 5-year spread ending the year at 42 basis points. By June 2008, the 3-month to5-year spread was 160 basis points. A continued flight-to-quality environment triggered by the credit crisis pushed 3-month Treasury yields to ..03% for December 2008. Another factor that influenced loan pricing from 2005 through 2007 was the change in credit spreads. The spread between the AAA corporate rates and the 3-month Treasury rates dropped below 100 basis points in January 2006 and hit their three-year nadir in March 2007. However, due to subprime, liquidity and economic factors affecting the market, these credit spreads improved by 137 basis points from June 2007 to end 2007 at 242 basis points. The continued influx of funds into U.S. Treasury securities during 2008 widened this spread to 379 basis points by June 2008 and it ended the year at 502 basis points.

Management expects that the Federal Reserve will continue to maintain its 0 to .25% Fed funds target rate until economic indicators show improvements in the economy. Therefore, two challenges for 2009 will be (1) to maintain loan yields in a low-rate environment in which loan demand may be extremely soft and (2) to take advantage of opportunities to decrease deposit costs or to leverage new deposit relationships with sales of related fee-based services. The wider credit market spreads, combined with a normally-shaped yield curve, should help to stabilize loan yields during 2009. The Company’s focus in 2009 will be on improving loan quality, diversifying the loan portfolio, building capital and funding the balance sheet with deposits. Within this overall focus, the Company will use loan and deposit pricing strategies that are consistent with achieving these goals.

FIRST M&F CORPORATION AND SUBSIDIARY

Provision for Loan Losses

During 2008 the Company’s provision increased to $19.734 million after decreasing to $2.520 million in 2007 from $3.032 million in 2006. The increased loan loss accruals were the result of deterioration primarily in the land development and construction loan portfolio. The Company had additional loan loss accruals of $14.750 million in 2008 related to this segment of the portfolio. These additional accruals of $5.000 million, $750 thousand and $9.000 million were recognized in the second, third and fourth quarters of 2008, respectively. While decreasing credit quality was a significant factor affecting the second quarter provision, the deterioration in the values of real estate collateral was the primary factor affecting the fourth quarter provision.

Nonaccrual loans grew to $20.564 million at the end of 2008 from $6.524 million at the end of 2007. Nonperforming assets as a percentage of total assets increased from ..77% at the end of 2007 to 1.98% at the end of 2008. The slow-down in housing that began in 2007 continued to worsen throughout 2008. The lack of a liquid housing market has had a direct effect on developers and builders as lots and speculative houses have become more difficult to move and prices have continued to drop in search of an equilibrium. The reduction in accruals in 2007 were the result of (1) improved loss trends as the ratio of net charge-offs to average loans was .28% in 2007 and .26% in 2006 and 2005 and (2) improved trends in impaired loans and other nonperforming loans that are inputs into the calculations of the estimated allowance necessary at each period. The strategy of the Company is to maintain credit quality at levels that limit net charge-off percentages to no more than .30% to .35%. However the Company foresees 2009 as another difficult year for real estate loans with the possibility that net charge offs for the loan portfolio may approach the 2008 level of .75% of loans. The percentage of allowance for loan loss to total loans held for investment was 2.12% at December 31, 2008, 1.17% at December 31, 2007, and 1.37% at December 31, 2006.

Noninterest Income

The movement over time of checking account customers into free checking accounts has dampened the influence of service charges on total deposit revenues. The increase in debit cards outstanding and in debit card transactions has been a strategic focus of the Company since 2004. The Company has introduced new types of accounts since 2004 that encourage the use of debit cards and internet banking. Debit card activity increased by over 20% annually over the last three years. Overdraft revenues improved in 2006 due to volumes related to the acquisition of Columbiana Bancshares and also to increases in pricing. The charge per item processed for overdrawn accounts increased by 12.00% in May 2005 and by 7.14% in October 2006. Numbers of items charged decreased by .83% in 2007 and increased by 4.72% in 2008.

The following table summarizes the different categories that make up total service charges on deposit accounts:

(Dollars in thousands)	2008	2007	2006
Service charge revenues	$1,415	$1,413	$1,497
Debit/ATM card revenues	2,219	1,855	1,534
Overdraft fee revenues	8,058	7,697	7,367
Service charges on deposit accounts	$11,692	$10,962	$10,398

Overdraft fees are per item charges applied to each check paid on an overdrawn account or returned. The per item fee is determined by the Company’s pricing committee and is based primarily on the competitive market prices as well as on costs associated with processing the items. The majority of the volumes of overdraft items processed comes from customers in the Company’s overdraft protection program which grants overdraft limits to customers, generally allows account activity up to the overdraft limit balance, and requires that accounts have positive balances at some point within a thirty day period. Overdraft limits, which are equivalent to credit limits, were increased for accounts in the overdraft protection program during 2007. This policy change influenced the increased volume that was experienced during 2008. Overdrafts are considered loans for accounting purposes and therefore are subject to the Company’s loan accounting policies concerning the charging off of accounts to the allowance for loan losses. Interest charged on overdrawn balances, based on the Federal discount rate, is recorded as interest on loans. The overdraft program is designed to help customers with their cash flow needs and is not extended to individuals who are poor credit risks.

Management expects debit card revenues to continue to drive deposit revenues for the foreseeable future. Overdraft fee revenues should remain steady over the course of 2009. Continued deterioration in the economy may influence customer habits relative to overdraft activity, making overdraft item volumes hard to predict.

The slow housing market has had a direct effect on mortgage originations as volumes decreased by 14.69% during 2008. This reduction in volumes directly resulted in the 19.38% decrease that occurred in mortgage banking income for 2008. Mortgage rates decreased for much of the first half of 2008. After spiking from 5.85% at the end of March to 6.63% by the middle of July, mortgage rates came under the influence of the Federal Reserve’s Open Market Operations as the Fed became a buyer of mortgage-backed securities. Rates began to fall and ended 2008 at 5.14%. Mortgage application activity tended to move with the rates, increasing as rates decreased and decreasing as rates increased. With the housing market extremely soft during 2008, much of the increased origination volume tended to be refinanced mortgages. Approximately 54.65% of originations in 2008 were for refinanced mortgages. The presence of mortgage originators in economically strong markets such as DeSoto, Rankin and Lee counties in Mississippi, the Birmingham, Alabama market and the Memphis, Tennessee market helped to improve origination volumes during 2007. During 2006 mortgage originations followed the typical trend of decreasing while rates moved up and increasing when rates moved down. However, during 2007 disruptions resulting from the subprime mortgage problems had two effects: (1) borrowers became more cautious, even while market rates decreased, resulting in fewer originations than would have ordinarily occurred and (2) investors reduced profit margins available to the Company when pricing mortgages to purchase, thereby reducing revenues per mortgage sold. These effects continued more pervasive into 2008. Additions to the originations staff were the primary factor in the improved originations and mortgage revenues for 2007 while the favorable interest rate move and additional staffing resulted in the 2006 increase in mortgage income.

Management expects the housing market to continue to be weak in 2009. It appears that the Federal Reserve intends to influence the mortgage rate environment downward as a means to try to improve the housing market. However, it is difficult to predict whether buyers will come into the housing market and what effect housing prices and mortgage rates will have on their behavior.

FIRST M&F CORPORATION AND SUBSIDIARY

Agency commissions leveled off in 2008 after growing from 2005 through 2007 as the Company continued its efforts to place insurance agents in branch locations and to build relationships with the Bank’s retail and commercial sales associates. The soft economy hurt demand for insurance products with annuities having the most severe decrease. Annuity commissions decreased by 16.83% in 2008, decreased by 18.06% in 2007 and decreased by 52.79% in 2006. Property, casualty, life and health commissions increased by .79% in 2008, increased by 5.92% in 2007 and increased by 5.51% in 2006.

Management expects 2009 to approximate 2008 in overall agency commission revenues with any growth coming from the property, casualty, life and health businesses.

Significant components of other income for 2006 through 2008 are contained in the following table:

(Dollars in thousands)	2008	2007	2006
Agency profit-sharing revenues	$392	$302	$114
Loan fees	494	519	445
Gains on student loan sales	218	300	308
Gains on sale of nonmarketable equity securities	-	-	342
Insurance claim for legal settlements	-	370	-
Timber sale revenues	-	-	117
All other income	1,802	2,104	2,009
Other income	$2,906	$3,595	$3,335

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

Noninterest Expense

Salary and benefits expenses decreased in 2008 with average full-time equivalent employees decreasing from 562 in 2007 to 555 in 2008. During 2008 the Company reduced personnel by 13 full-time equivalent employees in branches that were acquired or denovo expansions in the previous three years. During the second quarter of 2007 Management effectively instituted a hiring freeze intended to contain costs in the aftermath of the acquisition and expansion efforts of 2006. The freeze resulted in a reduction of 13 full-time equivalent employees in the branch system. However, 15 full-time equivalent employees were added in higher-paying positions in new branch locations, mortgage banking and other retail and commercial sales positions. The number of full-time equivalent employees in Alabama was reduced by 8 in 2007.

The number of full-time equivalent employees was 543 at the end of 2008, 564 at the end of 2007 and 570 at the end of 2006.

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

Health care related costs increased by 81.57% in 2008, decreased by 26.83% in 2007 and increased by 10.42% in 2006. The 2008 increase was primarily related to increased claims. The 2007 reduction was primarily the result of lower insurance claims experience. The 2005 and 2006 expense reflects primarily the increasing cost of health care as well as the increasing number of employees covered by the plan.

Occupancy expense increased during 2008 due to the expansion into rented office space in 2007 in Cordova, Tennessee and Niceville, Florida and the expansion into new constructed facilities in Ridgeland and Brandon, Mississippi. During 2007 occupancy and equipment expenses increased due primarily to the bank acquisitions in Alabama and Tennessee in 2006 as well as the additional expansions in Tennessee and Florida later that year. Eight new locations were added during 2006 and 2007, five of which were leased. Rent expenses represented 30% of the dollar increase in occupancy and equipment expenses for 2007 and 40% for 2008.

Marketing expenses were down in 2008 as the 2007 image campaign was not planned to continue. Marketing implemented successful cost cutting efforts during 2008 as the Company’s profitability slowed and overall business activity decreased. The marketing and business development expense increases in 2007 were primarily driven by several campaigns as the Company used more external advertising. An image campaign was introduced in 2007, running for most of the year, in addition to product promotions and the Company’s traditional Autumn Gridiron promotion.

Legal expenses increased in 2008 primarily due to increased legal activity related to problem loan workouts and credit-related issues. Legal expenses were reduced by $365 thousand in 2007 for the reduction in the estimate of an accrued legal liability. The original accrual for legal contingencies was triggered in 2004 by the expectation of and subsequent settlement negotiations of several related cases.

Foreclosed property losses and expenses increased by $1.361 million in 2008 over 2007. This was a direct result of the problems that were encountered in the land development and construction loan portfolio. Other real estate increased from $6.232 million at the end of 2007 to $11.061 million at the end of 2008. The Company foreclosed on $13.031 million in properties during 2008 as compared to $5.616 million during 2007. The Company will continue to work through its problem real estate loans during 2009 and expects foreclosure volumes similar to those in 2008.

FIRST M&F CORPORATION AND SUBSIDIARY

Intangible asset amortization increased during 2007 and 2006 due to the amortization of core deposits acquired in the Columbiana Bancshares and Crockett County Bancshares acquisitions.

There was no impairment recognized as a result of the goodwill impairment tests performed by the Company in 2006 through 2008. The Company is required to test its goodwill intangible asset annually for impairment. An additional impairment test was performed at the end of November 2008 due to the considerable credit problems encountered and because the stock price, and therefore the market value of the company, had decreased by 47.34%. The tested community banking segment, with lower intermediate-term cash flow projections than it had one year ago, did have a calculated fair value that was less than its book value. However, in the marking of community banking assets to market for the impairment test, the loan portfolio absorbed the majority of the valuation decreases from a year ago. Therefore, no goodwill impairment was recorded when the fair value of the banking unit was allocated to all assets and liabilities, leaving the original banking unit goodwill intact. As a result, no goodwill impairment was recognized from the November test. In December 2008 additional loan loss accruals of $9.000 million were recorded for loan impairments, confirming the decrease in net realizable loans that was implied in the November 30 goodwill impairment testing. The Company performed a subsequent goodwill impairment test as of December 31, 2008, in accordance with the Company’s accounting policy, with no goodwill impairment indicated. No impairments were recognized for indefinite-lived intangible assets that were tested in 2008.

Income Taxes

The Company’s effective tax rate was 160.38% in 2008 as compared to 32.55% in 2007 and 32.15% in 2006. Income tax expenses for 2008 decreased by $8.417 million from 2007. Pre-tax earnings for 2008 were down by $22.358 million from 2007. The difference in effective rates was primarily due to the tax effect of additional loan loss accruals of $14.750 charged to earnings and added to the allowance for loan losses during 2008. The following table shows the earnings and tax effect of the additional $14.750 million loan loss accruals above the planned quarterly accruals on 2008’s financial results:

	Before Additional	Additional Loan Loss
(Dollars in thousands)	Loan Loss Accrual	Accrual Effect	Earnings (Loss) as Disclosed
Net income (loss) before tax	$13,859	$(14,750)	$(891)
Income taxes	4,073	(5,502)	(1,429)
Net income (loss) before noncontrolling interests	$9,786	$(9,248)	$538

Effective tax rate before noncontrolling interests	29.39%	37.30%	160.38%

The 2007 increase was consistent with the increase in pre-tax earnings while municipal investment income decreased. The 2006 decrease was due primarily to the effect of tax credits. The Company primarily uses tax-exempt securities and loans to provide tax benefits and does not use any exotic tax-shelter vehicles. The Company received the benefit of $716 thousand in 2008 and of $1.025 million in 2007 in net operating losses and $107 thousand in 2008 and $198 thousand in 2007 in affordable housing tax credits carried over from the Columbiana Bancshares acquisition.

The Company implemented FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” as of January 31, 2007, with no material effect. The Company had no recognized uncertain tax positions as of December 31, 2008, and 2007 and therefore did not have any tax accruals in 2008 or 2007 related to uncertain positions.

FIRST M&F CORPORATION AND SUBSIDIARY

Quarterly Financial Trends (Unaudited)

The following table summarizes components of the Company’s statements of income by quarter for 2008 and 2007:

	2008				4th Qtr 08
	First	Second	Third	Fourth	Vs
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	4th Qtr 07

Interest income	$25,281	$23,405	$22,479	$22,123	(16.25)%
Interest expense	12,154	10,305	9,459	9,374	(26.12)
Net interest income	13,127	13,100	13,020	12,749	(7.11)
Provision for loan losses	780	6,080	2,190	10,684	1,595.87
Noninterest income	5,512	5,270	5,517	4,832	(7.24)
Noninterest expense	13,354	13,460	13,229	14,241	9.34
Income taxes	1,364	(707)	904	(2,990)	(274.24)
Noncontrolling interest	2	3	4	3	50.00
Net income	$3,139	$(466)	$2,210	$(4,357)	(222.35)%
Per common share:
Net income (basic)	$.35	$(.05)	$.24	$(.48)	(220.00)%
Net income (diluted)	$.34	$(.05)	$.24	$(.48)	(353.85)%
Cash dividends	.13	.13	.13	.13	-

	2007				4th Qtr 07
	First	Second	Third	Fourth	Vs
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	4th Qtr 06

Interest income	$24,332	$25,125	$26,045	$26,414	8.10%
Interest expense	11,325	11,603	12,259	12,689	14.19
Net interest income	13,007	13,522	13,786	13,725	3.03
Provision for loan losses	630	630	630	630	420.66
Noninterest income	5,557	4,861	5,425	5,209	(.55)
Noninterest expense	12,682	12,509	12,889	13,025	.94
Income taxes	1,691	1,702	1,879	1,716	(4.45)
Noncontrolling interest	7	7	5	2	-
Net income	$3,554	$3,535	$3,808	$3,561	(4.76)%
Per common share:
Net income (basic)	$.39	$.39	$.42	$.40	(2.44)%
Net income (diluted)	$.39	$.39	$.42	$.39	(4.88)%
Cash dividends	.13	.13	.13	.13	-

FINANCIAL CONDITION

Earning Assets

The average earning asset mix for 2008 was 82.89% in loans, 15.96% in investments, and 1.15% in short-term funds. The average earning asset mix for 2007 was 82.16% in loans, 17.27% in investments and .57% in short-term funds. The average earning asset mix for 2006 was 80.61% in loans, 17.97% in investments, and 1.42% in short-term funds. Loans held for investment decreased by 3.51% in 2008 while deposits decreased by .08%. Loans held for investment grew by 12.15% in 2007 while deposits grew by 6.45%. Excluding acquisitions, loans held for investment grew by 4.71% in 2006 while deposits grew by 4.82%. The following table shows the volume changes in loans and deposits over the last three years:

(Dollars in thousands)	2008	2007	2006

Net increase (decrease) in loans	$(42,840)	$132,152	$43,977
Net increase (decrease) in deposits	(1,068)	76,473	46,901
Ratio of loan growth to deposit growth	4,011.24%	172.81%	93.77%

The change in 2006 excludes the effect of acquisitions.

FIRST M&F CORPORATION AND SUBSIDIARY

Loans decreased significantly during 2008 with only two metropolitan areas showing growth. The Rankin County, Mississippi, operations and the Florida operations experienced modest growth during 2008. As the economy softened throughout 2008, loan demand decreased while credit standards were generally tightened. Volumes in construction-related loans and commercial loans decreased significantly. Construction-related loans were hurt by the effects of the housing crisis, and some of the decrease in balances occurred due to foreclosures. Commercial loans decreased as demand for this type of credit dried up as business slowed and consumers and small businesses began to conserve cash and eschew debt. Loan growth during 2007 occurred primarily in the metropolitan markets that the Company expanded into during 2006. The Company was not directly adversely affected by the subprime market problems that arose during the summer of 2007 and which continued to deteriorate through the remainder of the year. However there were some indications of a spillover effect into the prime market during the latter part of the year. This effect was felt primarily in the form of a slowdown in lending activity rather than as deterioration in credit quality in the existing portfolio. Loan growth for 2007 and 2006 was made up primarily of real estate loans, while loan growth for 2005 was due to growth of commercial and real estate loans. Excluding acquisitions commercial loans decreased by 24.63% in 2008, grew by 12.29% in 2007 and decreased by 5.57% in 2006. The asset-based lending operation portfolio in Memphis, M&F Business Credit, Inc., grew by 9.14% in 2008, grew by 7.11% in 2007 and was relatively flat in 2006. Commercial real estate-secured loans, excluding the effect of acquisitions, grew by 1.93% in 2008, grew by 17.65% in 2007 and grew by 11.84% in 2006. In 2006 the strongest loan growth occurred in the Memphis, Tennessee, metropolitan area and DeSoto County, Mississippi. The strength of the Madison, Hinds, Lee and DeSoto County economies has historically provided growth opportunities for the Company in Mississippi. The Company’s expansion efforts in Memphis, Tennessee, in and around Birmingham, Alabama, and in northwest Florida provided significant growth during 2007. Consumer loans decreased by 7.22% in 2008, decreased by 10.93% in 2007, and decreased by 18.86% in 2006, excluding the effect of acquisitions. Consumer loan growth has been problematic for the Company since exiting the indirect automobile lending business in 2000. Home equity loans, excluding acquired loans, decreased by .43% in 2008, increased by 14.58% in 2007 and were down in 2006. The lending staff has become more concentrated with real estate lenders over the last several years. However, the Company also looks to the small business market for loan as well as deposit growth.

The Company’s strategy is to continue to try to grow the loan portfolio in the stronger economic markets. The stronger markets currently are the Jackson, Mississippi, metro market, the Memphis, Tennessee, metro market, the Birmingham, Alabama, metro market and the northwestern Florida panhandle. Very little growth is expected for 2009 as the economy should continue to falter. The Company also expects to be working out problem real estate construction and commercial loans during 2009, making it difficult to grow the portfolio in light of expectations for lower loan demand. A challenge for the Company going forward is the diversification of the loan portfolio to reduce concentration risks. A move toward commercial and consumer lending will require a change in the mix of skills within the team of lenders. Therefore, a diversification strategy will take several years to implement.

The Company’s investment portfolio decreased by 4.21% in 2008, decreased by 9.43% in 2007, and increased by 41.47% in 2006. During 2007 the Company used cash flows from maturities in the investment portfolio to fund loan growth. The only significant change in the investment portfolio in 2007 was a pre-funding of approximately $30 million of securities that matured in the first quarter of 2008. The Company used borrowings from the FHLB to purchase a mix of 30-year mortgage-backed securities and 10-year municipal securities. The FHLB borrowings were repaid with the 2008 investment maturities. The Company engaged in this strategy to take advantage of the current market yields in 2007, expecting rates to fall over the fourth quarter of 2007 and first half of 2008. The only other sector that the Company looked to for purchases in 2008 was local municipal bonds. The Company purchased $21.7 million in municipal bonds to replace $2.8 million in called bonds and $8.9 million in matured bonds. These municipal bonds were also purchased for their attractive yields. The 2006 growth, excluding portfolios acquired, was 12.89%. In 2006 the Company purchased $36.8 million in U.S. Government sponsored entity securities and $34.0 million in mortgage-backed securities. As of December 31, 2008, municipal securities represented 28.54% of total debt securities as compared to 22.15% at December 31, 2007, and 19.46% at December 31, 2006. The Company uses investments in municipal securities for their tax benefits and also to take advantage of local investment opportunities.

The Company has six investments in collateralized debt obligations (CDOs) that hold trust preferred securities as collateral. These securities had an amortized cost of $8.209 million and a market value of $6.993 million at December 31, 2008. These CDOs are valued based on dealer quotes, liquidity factors and credit quality assumptions about the underlying financial institution trust preferred obligors. Management evaluated the status of these unrealized losses, reviewing the credit quality of the underlying collateral and the market’s liquidity, and determined that the unrealized losses were temporary. Therefore no losses on these securities have been recognized in earnings. A further discussion of these securities can be found in the “Fair Value” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FIRST M&F CORPORATION AND SUBSIDIARY

Liability Management

Deposits decreased by .08% in 2008, increased by 6.45% in 2007, and increased by 4.82% in 2006, excluding acquisitions. Consumer and commercial deposits, excluding acquisitions, increased by .42% in 2008, by 5.97% in 2007 and by 8.83% in 2006. Public funds, deposits of states and local municipalities, decreased by 3.11% in 2008, increased by 9.41% in 2007 and decreased by 14.80% in 2006, excluding acquisitions. The Company achieved significant growth in targeted campaigns using a new NOW account and money market deposit accounts. Summit Checking is a NOW account that pays a bonused rate of interest if the customer meets certain criteria related to the use of internet banking, debit cards and other low-cost delivery methods The Company began marketing this account during the fourth quarter of 2007. It has been used as a base account upon which the Company has built customer relationships. The Company added $56.046 million in Summit balances in 2008. The Company also grew money market accounts through in-house promotions and attractive pricing for higher-balance accounts. Certificates of deposit were de-emphasized during 2008 and balances decreased accordingly by 7.04%. Approximately half of the Company’s deposit growth in 2007 occurred in Rankin County, Mississippi, the Memphis, Tennessee metro area and the Florida markets. The 2007 growth occurred primarily in consumer and commercial money-market accounts and certificates of deposit. The Company successfully promoted special money-market accounts to large-balance customers and single-service loan customers during 2007 in an effort to build core deposit relationships. Public funds were grown primarily through certificates of deposit.

The Company used special certificate of deposit promotions in 2006 and 2007 to attract consumer funds. Core deposit growth is expected to be a primary component of the Company’s funding in the foreseeable future. The Company’s business development strategy includes building customer relationships around products such as the Summit checking account and to use core deposit funding to displace borrowings as a means to fund loan growth.

The following table shows the deposit mix for the last three year ends:

(Dollars in thousands)	December 31, 2008	December 31, 2007	December 31, 2006

Noninterest-bearing demand	$178,689	$191,206	$180,273
NOW deposits	217,334	190,067	199,666
Money market deposits	182,364	156,364	128,694
Savings deposits	114,281	105,924	94,815
Certificates of deposit	549,224	590,831	547,513
Brokered certificates of deposit	19,495	28,063	35,021
Total	$1,261,387	$1,262,455	$1,185,982

The following table shows the mix of public funds deposits as of the last three year ends:

(Dollars in thousands)	December 31, 2008	December 31, 2007	December 31, 2006

Noninterest-bearing demand	$6,965	$6,990	$4,733
NOW deposits	48,019	66,157	73,899
Money market deposits	23,411	15,336	17,953
Savings deposits	469	290	393
Certificates of deposit	93,265	89,842	65,936
Brokered certificates of deposit	2,465	1,580	1,779
Total	$174,594	$180,195	$164,693

Other borrowings decreased by 24.72% in 2008 after increasing by 20.98% in 2007 and by 12.03% in 2006. Approximately $30.000 million of the 2007 increase was used in an investment strategy that liquidated in early 2008. This resulted in an increase in borrowings late in 2007 that were paid off in early 2008 with investment maturities. The remainder of the net changes in other borrowings was due to normal demands related to lending activity. As the loan portfolio has become a larger percentage of the assets of the Company, borrowings have been used to fund those increases that are beyond the deposit growth and ordinary investment portfolio maturities.

The Company uses wholesale funding sources such as the Federal Home Loan Bank to provide the liquidity needed for loan growth. However, the long-term strategy of the Company is to primarily fund loan growth through deposit growth first, with borrowings used when deposit funding is uneconomical or is insufficient in volume.

The Company issued $30.928 million in junior subordinated debt related to a trust-preferred security financing in February 2006. The proceeds were used to acquire Columbiana Bancshares. The debt has a fixed rate for five years and a LIBOR-based floating rate for an additional twenty-five years. The subordinated debt, net of the Company’s investment in the financing entity, is treated as Tier 1 capital for regulatory reporting purposes. The Company expects to have sufficient cash flows to retire the debt according to its contract.

FIRST M&F CORPORATION AND SUBSIDIARY

Fair Value

The Company uses fair value accounting within a mixed-attribute accounting environment in which (1) certain items are accounted for at fair value with net changes being recorded in earnings, (2) certain items are accounted for at fair value with net changes being recorded in other comprehensive income (in other words, being charged directly to stockholders’ equity), (3) certain items are accounted for at the lower of fair value or amortized cost with net changes being recorded in earnings, (4) certain items are accounted for at the lower of an adjusted fair value or amortized cost and (5) certain items are accounted for at amortized cost. Fair value is defined in the accounting standards as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

The turmoil that began in the sub-prime mortgage markets in 2007 evolved into a liquidity crisis as investors became less willing to purchase commercial paper and beneficial interests of entities that invested in mortgages and mortgage-related securities. This lack of liquidity surfaced in mutual funds as holdings had to be written down and shareholders began to redeem their shares. The demand for cash by the investors forced large liquidations of fund holdings, thus putting extreme downward pressure on asset prices. During 2008, the economy slowed considerably, adding to the negative effects of the original mortgage crisis. As investors became less willing to purchase securities, the markets for many instruments became illiquid, with few if any transactions occurring. Therefore, anyone who valued an instrument based upon the last observed transaction usually had to use a price that was set by a desperate seller and a buyer who acted as a market vulture. This was the case even when the instrument was performing and cash flows seemed intact. This lack of liquidity and dearth of quoted prices resulted in extremely large write-downs of assets on the books of companies such as investment banks who accounted for most of their assets at fair value with changes flowing through earnings.

During 2008, the Financial Accounting Standards Board clarified its fair value standard, Statement No. 157, “Fair Value Measurements.” The application of SFAS No. 157 in situations where the market for a financial asset is not active was clarified by the issuance of FSP No. SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FSP clarified that other information may be more relevant than historical trading prices in valuing an instrument when markets are disrupted to the point that there are only a few observable transactions and those transactions are distressed and do not reflect the economics underlying the instruments. This clarification reduced the amounts of fair value write-downs taken by banks during the fourth quarter of 2008.

The Company has investments in six asset-backed securities also known as collateralized debt obligations (CDOs) that are beneficial interests. These beneficial interests were issued by vehicles that used the proceeds to invest in trust preferred securities of commercial banks. Trust preferred securities are a long-term form of capital that were used by commercial banks during the past three to five years to fund acquisitions of other banks, repurchases of common stock and denovo expansion efforts. Some of the trust preferred securities in these trusts were issued by banks that incurred significant losses on sub-prime mortgages, resulting in defaults on the trust preferred securities. However, the investment trusts hold sufficient collateral to pay off all beneficial interest holders on schedule. One investment trust deferred a semi-annual interest payment, resulting from the deferment of interest payments by banks on the underlying trust preferred securities. This deferred interest payment was added to the balance of the beneficial interest. As banks in general have had trouble with real estate-related loan losses and have had very little revenue growth during 2008, rating agencies have scrutinized their ability to perform and pay off the trust preferred securities. This resulted in downgrades by Moody’s of the six CDOs that the Company owns to below investment grade. Since observable transactions in these securities are extremely rare, the Company uses assumptions that a market participant would use in valuing these instruments. These assumptions include cash flow estimates, market discount rates, credit spreads and liquidity factors. The Company has also reviewed the financial strength of the banks that issued the trust preferred securities to the investment vehicle in determining the reasonableness of its market value calculations. As of the end of 2008, the Company carried these investments at 78.53% of amortized cost, with the unrealized losses of approximately $1.085 million recorded in stockholders’ equity, net of tax, as a component of other comprehensive income.

The Company has not recorded any other-than-temporary impairment losses through earnings on these securities. The Company has relied upon the FASB’s EITF No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets” as amended by FSP No. EITF 99-20-1,“Amendments to the Impairment Guidance of EITF Issue No. 99-20” to test these CDOs for other-than-temporary impairment. The Company (1) estimates that there will be sufficient cash flows in the trusts to pay the beneficial interests, (2) has reviewed the financial strength of the bank issuers of trust preferred securities to the investment vehicles and believes them to be sound and (3) has the ability and intent to hold the CDOs until they recover in value or mature.

An economic by-product of the sub-prime mortgage crisis has been the slow-down in the housing markets. Lack of demand in housing, an over-supply of homes on the market, a tightening of available credit by banks and a general deterioration in the economy have affected the Company’s ability to dispose of foreclosed properties and to arrive at values of real estate collateral for loan impairment testing. As real estate values fell throughout 2008, the Company experienced losses on sales and write downs of foreclosed real estate of $1.359 million as compared to $278 thousand in 2007. Real estate-related loan impairment calculations became more severe, resulting in $14.750 million in additional loan loss accruals above the planned accruals of $4.984 million. The Company estimates that fair values of properties related to land development and construction will remain under pressure through 2009, and may result in additional loan loss accruals for loan impairments.

The Company accounts for mortgages held for sale at the lower of cost or fair value. Fair values of mortgages are primarily influenced by market rates. The Company also uses credit spreads in valuing mortgages held for sale. Since these loans are originated to conform to FNMA underwriting standards, their values are not influenced by the sub-prime mortgage market. These mortgages are generally sold within 90 days of origination and retention of these mortgages in the Company’s loan portfolio is rare. The Company also issues rate locks related to loan originations and receives purchase commitments from correspondent bank investors to purchase the loans when they are originated. These commitments to originate and purchase are accounted for as derivatives and are therefore marked to fair value every month with changes being recorded in mortgage banking income. Fair value adjustments for origination derivatives contributed $19 thousand in revenues to mortgage banking income during 2008 and $45 thousand in revenues to mortgage banking income during 2007. Fair value adjustments for forward sale derivatives contributed $14 thousand in revenues to mortgage banking income during 2008 and decreased mortgage banking revenues by $21 thousand during 2007.

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

Loans that are not fully collateralized are generally placed into nonaccrual status when they become past due in excess of ninety days. Loans that are fully collateralized may remain in accrual status as long as management believes that the loan will eventually be collected in full. When collateral values are not sufficient to repay a loan and there are not sufficient other resources for repayment, management will write the carrying amount of the loan down to the fair value of the collateral, less costs to sell, through a charge to the allowance for loan losses. When management determines that a loan is not recoverable the balance is charged off to the allowance for loan losses. Any subsequent recoveries are added back to the allowance for loan losses. Overdrawn deposit accounts are treated as loans and therefore are subject to the Company’s loan policies. Deposit accounts that are not in the Company’s overdraft protection program and are overdrawn in excess of thirty days are generally charged-off. Deposits in the overdraft protection program that have been overdrawn continuously for sixty days are funded through the offering of a “fresh start” loan with overdraft privileges being removed. Any fresh start loan that becomes thirty days past due is charged off to the allowance for loan losses.

The adequacy of the allowance for loan losses is evaluated quarterly with provision accruals approved by the Board. Allowance adequacy is dependent on loan classifications by external examiners as well as by internal and external loan review personnel, past due loans, collateral reviews, loan growth and loss history. Also, as part of this evaluation, individual loans are reviewed for impairment. An impairment exists if management estimates that it is probable that the Company will be unable to collect all contractual payments due. For collateral-dependent loans impairment is based on the value of the related collateral. Otherwise, impairment is based on the estimated present value of expected cash flows discounted at the effective interest rate of the loan. The material estimates necessary in this process make it inherently subjective and make the estimates subject to significant changes and may add volatility to earnings as provisions are adjusted. Loans not individually tested for impairment are grouped into risk-rated pools and evaluated based on historical loss experience. Additionally management considers specific external credit risk factors (“environmental factors”) that may not be reflected in historical loss rates such as: (1) a potential for a slow-down in the real estate market and its effect on real estate concentrations; (2) competitive trends in loan to value exception rates; (3) general economic conditions; (4) higher fuel costs; and (5) reviews of underwriting standards in our various markets. These and other environmental factors are reviewed on a quarterly basis.

The Company experienced significant stress in the construction and land development portfolio and to a lesser extent in its commercial real estate-secured portfolio during 2008. The following table shows the impact of the credit deterioration on the construction and land development segment of the loan portfolio.

(Dollars in thousands)	2008	2007	Net Change
Balances outstanding	$255,655	$298,879	$(43,224)
Nonaccrual balances	13,724	3,400	10,324
Balances 90-days past due and still accruing	3,227	379	2,848
Net charge-offs incurred	3,999	179	3,820

Nonaccrual balances to total balances	5.37%	1.14%	4.23%

The following table shows the impact of the credit deterioration on the commercial real estate segment of the loan portfolio.

(Dollars in thousands)	2008	2007	Net Change
Balances outstanding	$406,886	$324,674	$82,212
Nonaccrual balances	2,575	943	1,632
Balances 90-days past due and still accruing	553	29	524
Net charge-offs incurred	883	375	508

Nonaccrual balances to total balances	.63%	.29%	.34%

The continued decline in liquidity in the housing market over the course of 2008 had a significant impact on the ability of construction and development loan customers to maintain positive cash flows. As demand for housing slowed, and housing prices declined, properties became more difficult to sell. This trend naturally resulted in lower fair values for loan collateral, which in turn resulted in impairments in many of these loans. The Company began recognizing these impairments during the second quarter of 2008 with an additional $5.000 million loan loss accrual. As the real estate market continued to deteriorate and the general economy began to suffer, the Company recognized additional impairments of $750 thousand during the third quarter and $9.000 million during the fourth quarter of 2008. No market was immune to the real estate decline as the Desoto County, Mississippi, Oxford, Mississippi, Memphis, Tennessee, Birmingham, Alabama and Crestview, Florida, markets all experienced significant real estate development downturns. The Company spent much of 2008 working with construction and development borrowers in an effort to maintain their ability to survive the decline in demand and to stave off foreclosures that could be avoided. This process involved extending loan payment due dates in exchange for interest payments and helping borrowers to move underlying collateral properties.

FIRST M&F CORPORATION AND SUBSIDIARY

The following table shows nonperforming loans and other assets of the Company:

	December 31
(Dollars in thousands)	2008	2007	2006

Nonaccrual loans	$20,564	$6,524	$3,557
Other real estate	11,061	6,232	3,135

Total nonperforming assets	$31,625	$12,756	$6,692

Past due 90 days or more and still accruing interest	5,686	1,093	376
Restructured loans (accruing)	3,664	-	-

Ratios:
Nonaccrual loans to loans	1.74%	0.53%	0.32%
90 day past due loans to loans	0.48%	0.09%	0.03%
Nonperforming assets to loans and other real estate	2.65%	1.04%	0.61%
Nonperforming assets to assets	1.98%	0.77%	0.43%

The Company expects to see further negative effects stemming from the and real estate downturn. These effects could materialize in the form of higher foreclosure rates as a continued slowdown in housing demand and reduced market values of residential properties will continue to pressure the financial stability of construction contractors and land developers.  A continued general economic slowdown, resulting in lower consumer spending and higher unemployment could exacerbate the real estate-related problems. All of these factors, either individually or in combination, could have negative effects on the Company’s ability to collect loans related to residential construction and land development, and to find pockets of strength where increased lending can occur. These conditions may result in reductions in collateral values which could require the Company to recognize additional impairment losses on these loans.

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

Management does not know of any additional material contingencies that could negatively affect the remainder of the loan portfolio during 2009. However, credit quality and loan demand will be impacted by any effect that a continued slow-down in the economy may have on the consumer and small business lending markets.

Defined Benefit Pension Plan

The Company has a defined benefit pension plan that it froze in September 2001. For accounting purposes, the plan’s funded status was a net asset of $1.181 million at the end of 2007. The plan had an unamortized actuarial loss of $1.955 million that was recorded in stockholders’ equity within other comprehensive income at the end of 2007. The actuarial loss balance is being amortized against earnings on a straight-line basis over seven years, starting in 2007. The Company expects to terminate the plan in seven to ten years.

During 2008, the plan experienced losses in its investment portfolio of $2.364 million. These losses as a percent of assets were comparable to the market losses generally experienced during 2008. Due to the experienced losses, the plan liabilities exceeded plan assets for accounting and disclosure purposes by $801 thousand at the end of 2008. The unamortized actuarial loss balance grew to $4.528 million at the end of 2008, with five more years remaining in its amortizable life. Whereas the amortization expense component of pension expense was $326 thousand in 2008, it will increase to $906 thousand for 2009.

Two significant issues for the Company going forward are (1) how to adjust planned contributions to the pension plan since it experienced a net funded deficit at the end of 2008 and (2) working with the higher expense level brought about by the larger unamortized actuarial loss and the shortening of the time frame for amortizing that loss against earnings. Management expects to increase pension contributions in light of the desire to terminate the plan within the next seven to ten years. Management believes that the market will recover sufficiently in 2010 and beyond to reduce the unamortized actuarial loss by earning returns in excess of expectations. However, during 2009 and likely into 2010 the Company will experience pension expenses of approximately $900 thousand annually.

Business Combinations

In February 2006, the Company acquired Columbiana Bancshares for $31.294 million in cash, adding approximately $195 million in assets. In May 2007, the Company acquired Crockett County Bancshares for $7.5 million, adding approximately $34 million in assets. The Columbiana acquisition expanded the Company into the Birmingham, Alabama, market. Although growth in the Alabama branches was flat during 2006, they provided $24.392 million in loan growth during 2007. The Alabama acquisition was accretive to earnings during 2007.

The Crockett County Bancshares acquisition allowed the Company to expand its banking operations into the Memphis, Tennessee, market. Loans grew by $35.031 million and deposits grew by $19.439 million in the Memphis, Tennessee, market during 2007.

FIRST M&F CORPORATION AND SUBSIDIARY

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

During 2008, the Company repurchased 7,500 shares, related to its 2008 repurchase program, at an average price of $15.55 per share.

The timing and extent of any repurchases are subject to management’s discretion and will depend on market considerations. The Board determined not to renew the repurchase plan for an additional twelve month period at the end of 2008. Reacquired shares are held as authorized but unissued shares to be used for general corporate purposes.

The Company did not have any stock option exercises during 2008. During 2007, the Company issued 19,854 shares related to stock option exercises, at an average price of $15.37 per share. During 2006, the Company issued 55,908 shares related to stock option exercises, at an average price of $14.12 per share.

The resulting debt from the stock repurchase programs was paid through dividends received by the Company from Merchants and Farmers Bank. The repurchase programs did not have any negative effect on liquidity.

Interest Rate Sensitivity

Interest rate sensitivity is a function of the repricing characteristics of the Company’s portfolio of assets and liabilities. Interest rate sensitivity management focuses on repricing relationships of these assets and liabilities during periods of changing market interest rates. Management seeks to minimize the effect of interest rate movements on net interest income. The asset-liability management committee monitors the interest-sensitivity gap on a monthly basis. During 2007 and 2006 the Company maintained its interest rate sensitivity at a slightly negative repricing gap. This means that, over the term of one year, more liabilities are scheduled to reprice than the amount of assets that are scheduled to reprice. At the end of 2008, the one-year repricing gap stood at +2.97% as compared to
-6.89% at the end of 2007. According to interest-rate sensitivity analysis, the Company has low-to-moderate interest rate risk.

Capital Resources

Capital adequacy is continuously monitored by the Company to promote depositor and investor confidence and provide a solid foundation for future growth of the organization. The Company has historically kept the dividend payout ratio between 30% and 45%, ending 2008 with an 866.67% ratio, ending 2007 with a ratio of 32.50% and ending 2006 with a ratio of 33.77%. The 2008 payout ratio was an anomaly given the effect of the unusual loan loss accrual activity on earnings. The Company maintained a $.50 annual dividend rate for 1999 through the first quarter of 2005. The dividend rate was changed to $.52 annually during the second quarter of 2005. The ratio of capital to assets stood at 8.51% at December 31, 2008, 8.47% at December 31, 2007, and 8.31% at December 31, 2006, with risk-based capital ratios well in excess of the regulatory requirements. The Company has sufficient lines of credit at commercial banks to raise additional funds if needed. The Company’s stock is publicly traded on the NASDAQ Global Select Market, also providing an avenue for additional capital if it is needed.

The Company used funding of $30.000 million through an issuance of trust preferred securities in early 2006 to acquire Columbiana Bancshares, Inc. in Columbiana, Alabama. The Company issued debentures to an off-balance-sheet trust that purchased the debentures with funds raised from issuing trust preferred securities. The debentures have a 30-year life, pay interest quarterly and are callable beginning five years after issuance. The debentures pay a fixed rate of interest for the first five years and pay a floating rate based on LIBOR thereafter. The debentures, net of the Company’s equity interest in the trust, are considered Tier 1 capital for risk-based capital ratio purposes.

The Company effected a 2-for-1 stock split distributed in the form of a dividend on May 15, 2006. All share and stock price related amounts for periods prior to the split have been revised to reflect the effect of the stock split. The purpose of the split was to provide more liquidity to the market for the Company’s stock. The Company’s shares traded at a rate of approximately 2,900 shares per day during 2008. There are two analysts who follow the Company and issue earnings forecasts.

The Company’s regulatory capital ratios for 2008 and 2007 are summarized in Note 21 of the audited financial statements included in Item 8, Financial Statements and Supplementary Data, in this Form 10-K.

FIRST M&F CORPORATION AND SUBSIDIARY

On December 15, 2008, the Company was approved by the U. S. Treasury department for up to $40 million of funding related to the Capital Purchase Program. The Company has requested $30 million of funding that will be issued in the form of the Company’s Class B non-voting preferred stock. In relation to the preferred stock funding the Company will be required to issue warrants for approximately 513,113 shares of common stock at a strike price to be determined at a future date. A special shareholder meeting was called for February 25, 2009, to amend the company’s Articles of Incorporation to provide the Class B preferred shareholder rights necessary to meet the Program’s requirements. The Company expects the transaction to close and funding to be received before the end of March 2009. The Class B non-voting preferred stock will be treated as Tier 1 capital.

A requirement of the Capital Purchase Program is that participants must register the preferred stock and common stock warrants. The Company is considering registering shares in an amount sufficient to redeem the preferred stock and allow for the potential exercise of the warrants. Additionally, the Company is considering a shelf filing that would provide for shares for other future general corporate purposes. Management anticipates that any registration statements would be filed during the first half of 2009.

OFF-BALANCE SHEET ARRANGEMENTS

The Company’s primary off-balance sheet arrangements are in the form of loan commitments and operating lease commitments. At December 31, 2008, the Company had $172.209 million in unused loan commitments outstanding. Of these commitments, $116.347 million mature in one year or less. Lines of credit are established using the credit policy of the Company concerning the lending of money.

Letters of credit are used to facilitate the borrowers’ business and are usually related to the acquisition of inventory or of assets to be used in the customers’ business. Letters of credit are generally secured and are underwritten using the same standards as traditional commercial loans. Most standby letters of credit expire without being presented for payment. However, the presentment of a standby letter of credit would create a loan receivable from the Bank’s loan customer. The Bank’s asset-based lending subsidiary uses commercial letters of credit to facilitate the purchase of inventory items by its customers. At December 31, 2008, the Company had $4.770 million in financial standby letters of credit issued and outstanding.

At December 31, 2008, there were $31.009 million in standby letters of credit issued on the Company’s behalf by a Federal Home Loan Bank. At December 31, 2007, there were $22.999 million of standby letters of credit issued on the Company’s behalf by a Federal Home Loan Bank. The Company uses these letters of credit primarily to pledge to certain state and municipality deposits and occasionally as additional collateral on loan participations sold and is obligated to the Federal Home Loan Bank if the letters of credit must be drawn upon.

Liabilities of $28 thousand at December 31, 2008, and $148 thousand at December 31, 2007, are recognized in Other Liabilities related to the obligation to stand ready to perform related to standby letters of credit.

The Company makes commitments to originate mortgage loans that will be held for sale. The total commitments to originate mortgages to be held for sale were $8.379 million at December 31, 2008. These commitments are accounted for as derivatives and are marked to fair value with changes in fair value recorded in mortgage banking income.  At December 31, 2008, mortgage origination-related derivatives with positive fair values of $35 thousand were included in other assets and derivatives with negative fair values of $14 thousand were included in other liabilities.

The Company also engages in forward sales contracts with mortgage investors to purchase mortgages held for sale. Those forward sale agreements that have a determined price and expiration date are accounted for as derivatives and marked to fair value through mortgage banking income. At December 31, 2008, the Company had $5.568 million in locked forward sales agreements in place. Forward sale-related derivatives with positive fair values of $10 thousand were included in other assets and derivatives with negative fair values of $12 thousand were included in other liabilities.

Mortgages that are sold generally have recourse until the first payment is made. The Company may also be required to repurchase mortgages that do not conform to FNMA or FHA underwriting standards or that contain critical documentation errors or fraud. The Company has not sustained any recourse-related losses in its mortgage program and the repurchase of mortgages has been an extremely rare event. Mortgages sold that had not reached the first payment date were $2.843 million at December 31, 2008. No recourse liability was recorded for these mortgages.

In the ordinary course of business the Company enters into rental and lease agreements to secure office space and equipment. The Company has a variety of lease agreements in place, all of which are operating leases. The largest lease obligations are for office space and mainframe computer systems. The Company guarantees the lease payments for its wholly-owned banking subsidiary in one data processing lease which expired in September 2008 and was temporarily continued through March 2009. The remaining payments on the lease at December 31, 2008, were $79 thousand.

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

FIRST M&F CORPORATION AND SUBSIDIARY

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following table summarizes the obligations of the Company:

(Dollars in thousands)	Payments Due by Period
		Less			More
		Than 1	1 - 3	3 – 5	Than 5
Contractual Obligations	Total	Year	Years	Years	Years

Long-Term Debt	$151,547	$50,278	$77,470	$22,267	$1,532
Junior Subordinated Debentures	30,928	-	-	-	30,928
Capital Lease Obligations	-	-	-	-	-
Operating Leases	3,983	1,273	1,109	639	962
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities	-	-	-	-	-

Total	$186,458	$51,551	$78,579	$22,906	$33,422

Long-term debt obligations primarily represent borrowings from the Federal Home Loan Bank. The junior subordinated debentures are redeemable beginning in March 2011. Operating leases are primarily leases on office space and information technology. Leases on office space range from those that are month-to-month to 120-month leases. Most leases have options to renew for periods equal to the original term of the lease. Technology leases are all contractual and have remaining lives of 12 to 60 months. There are no bargain purchase options in any of the current leases.

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

FIRST M&F CORPORATION AND SUBSIDIARY

Goodwill, intangible assets and related impairment

The policy of First M&F Corporation is to assess goodwill for impairment at the reporting unit level on an annual basis. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. Accounting standards require management to estimate the fair value of each reporting unit in making an annual assessment of impairment. Management performs this assessment as of January 1 of each year. Impairment tests performed as of November 30, 2008, and subsequently as of December 31, 2008, indicated no impairment in the goodwill asset.

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

FIRST M&F CORPORATION AND SUBSIDIARY

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk comes in the form of risk to the net interest income of the Company as well as to the market values of the financial assets and liabilities on the balance sheet and the values of off-balance sheet activities such as commitments. The Company monitors interest rate risk on a monthly basis with quarterly sensitivity analyses being performed on the balance sheet and economic value of equity. The following table shows the gap position of the Company at December 31, 2008, placing variable-rate instruments in the earliest repricing category and including estimated prepayment activity for certain loans and mortgage-backed securities. The gap positioning for deposits without maturities are estimated using a combination of factors that include deposit product price sensitivity estimates for increasing and decreasing rate periods. As the assumptions made regarding non-maturity deposits heavily influence the interest rate sensitivity analysis of the Company’s balance sheet, management frequently reviews these inputs to best reflect current deposit market forces and industry standards for monitoring these risk factors.

Rate Sensitivity Gap Report
As of December 31, 2008
(Dollars in thousands)	0-12 months	1-5 years	Over 5 years	Total

Short-term funds	$15,906	$-	$-	$15,906
Investments	105,633	80,742	40,770	227,145
Loans	673,101	466,178	45,014	1,184,293
Total earning assets	794,640	546,920	85,784	1,427,344

NOW, MMDA & savings deposits	287,353	29,764	196,862	513,979
Time deposits	400,989	167,006	724	568,719
Short-term borrowings	9,728	-	-	9,728
Other borrowings	49,220	101,129	32,126	182,475
Total int. bearing liabilities	747,290	297,899	229,712	1,274,901

Rate sensitive gap	$47,350	$249,021	$(143,928)

Cumulative gap	$47,350	$296,371	$152,443
Cumulative % of assets	2.97%	18.56%	9.55%

Interest rate shock analysis shows that the Company will experience a .17% decrease over 12 months in its net interest income with a gradual (12 month ramp) and sustained 100 basis point decrease in interest rates. A gradual and sustained increase in interest rates of 200 basis points will result in a 1.61% increase in net interest income.

An analysis of the change in market value of equity shows how an interest rate shock will affect the difference between the market value of assets and the market value of liabilities. With all financial instruments being stated at market value, the market value of equity will increase by 3.10% with an immediate and sustained increase in interest rates of 200 basis points. The market value of equity will decrease by 7.30% with an immediate and sustained decrease in interest rates of 100 basis points.

The Company has no hedging instruments in place at December 31, 2008.

FIRST M&F CORPORATION AND SUBSIDIARY

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of First M&F Corporation and its subsidiary has prepared the consolidated financial statements and other information in our Annual Report in accordance with generally accepted accounting principles generally accepted in the United States of America and is responsible for its accuracy. The financial statements necessarily include amounts that are based on management’s best estimates and judgments.

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

Based on First M&F Corporation’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2008. BKD, LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, as stated in their report which is contained herein.

/s/ Hugh S. Potts, Jr.	/s/ John G. Copeland
Hugh S. Potts, Jr.	John G. Copeland
Chairman and Chief Executive Officer	EVP and Chief Financial Officer

FIRST M&F CORPORATION AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
First M&F Corporation
Kosciusko, Mississippi

We have audited First M&F Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, First M&F Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2008 consolidated financial statements of First M&F Corporation, and our report dated March 4, 2009, expressed an unqualified opinion thereon.

/s/  BKD, LLP
Jackson, Mississippi
March 4, 2009

FIRST M&F CORPORATION AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
First M&F Corporation
Kosciusko, Mississippi

We have audited the accompanying consolidated statement of condition of First M&F Corporation as of December 31, 2008, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the year then ended. The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.  The consolidated financial statements of First M & F Corporation as of December 31, 2007 and for each of the years in the two-year period ended December 31, 2007, were audited by other auditors whose unqualified report dated February 22, 2008, on those statements included an emphasis paragraph that described the change in accounting principle discussed in note 18.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2008 consolidated financial statements referred to above present fairly, in all material respects, the financial position of First M&F Corporation as of December 31, 2008, and the results of its operations and its cash flows for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 18 to the consolidated financial statements, the Company changed the measurement date used to account for its defined benefit pension plan in 2008 in accordance with the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  As discussed in Note 20 to the consolidated financial statements, the Company changed its method of accounting for fair value measurements in 2008 in accordance with Statement of Financial Accounting Standards No. 157, Fair Value Measurements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First M&F Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2009, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  BKD, LLP
Jackson, Mississippi
March 4, 2009

FIRST M&F CORPORATION AND SUBSIDIARY

The report that appears below is a copy of the report issued by the Company’s previous independent registered public accounting firm Shearer, Taylor & Co., P.A.  That firm has discontinued performing auditing and accounting services.

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

As discussed in note 18 to the consolidated financial statements, First M&F Corporation changed its method of accounting for its defined benefit pension plan in 2006 in accordance with the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First M&F Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2008, expressed an unqualified opinion.

Ridgeland, Mississippi
February 22, 2008

FIRST M&F CORPORATION AND SUBSIDIARY
Consolidated Statements of Condition
December 31, 2008 and 2007
(In Thousands, Except Share Data)

	2008	2007
Assets

Cash and due from banks	$47,738	$54,240
Interest-bearing bank balances	6,556	3,480
Federal funds sold	9,350	2,000
Securities available for sale, amortized
cost of $223,882 and $236,575	227,145	237,138
Loans held for sale	7,698	5,571

Loans, net of unearned income	1,176,595	1,219,435
Allowance for loan losses	(24,918)	(14,217)

Net loans	1,151,677	1,205,218

Bank premises and equipment	44,642	45,545
Accrued interest receivable	9,832	12,434
Other real estate	11,061	6,232
Goodwill	32,572	32,572
Other intangible assets	7,127	7,612
Other assets	41,467	41,709

	$1,596,865	$1,653,751
Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing deposits	$178,689	$191,206
Interest-bearing deposits	1,082,698	1,071,249
Total deposits	1,261,387	1,262,455
Short-term borrowings	9,728	9,676
Other borrowings	151,547	201,312
Junior subordinated debt	30,928	30,928
Accrued interest payable	3,537	5,151
Other liabilities	3,770	4,131
Total liabilities	1,460,897	1,513,653

Noncontrolling joint venture interest	18	18

Stockholders’ equity:
Preferred stock:
Class A; 1,000,000 shares authorized	-	-
Class B; 1,000,000 shares authorized	-	-
Common stock of $5.00 par value; 15,000,000 shares
authorized: 9,063,346 and 9,067,580 shares issued	45,317	45,338
Additional paid-in capital	30,447	30,475
Nonvested restricted stock awards	780	643
Retained earnings	60,133	64,395
Accumulated other comprehensive income (loss)	(727)	(771)
Total stockholders’ equity	135,950	140,080

	$1,596,865	$1,653,751
The accompanying notes are an integral part of these financial statements.

FIRST M&F CORPORATION AND SUBSIDIARY
Consolidated Statements of Income
Years Ended December 31, 2008, 2007 and 2006
(In Thousands, Except Share Data)

	2008	2007	2006
Interest income:
Interest and fees on loans	$81,487	$89,796	$79,654
Interest on loans held for sale	299	439	428
Taxable investments	9,023	9,514	8,695
Tax-exempt investments	2,164	1,798	1,938
Federal funds sold	182	144	543
Interest-bearing bank balances	133	225	247
Total interest income	93,288	101,916	91,505

Interest expense:
Deposits	32,255	36,632	29,643
Short-term borrowings	327	609	417
Other borrowings	6,717	8,644	7,348
Junior subordinated debt	1,993	1,991	1,748
Total interest expense	41,292	47,876	39,156

Net interest income	51,996	54,040	52,349
Provision for loan losses	19,734	2,520	3,032
Net interest income after
provision for loan losses	32,262	51,520	49,317

Noninterest income:
Service charges on deposit accounts	11,692	10,962	10,398
Mortgage banking income	1,202	1,491	1,299
Agency commission income	4,125	4,148	3,920
Trust and brokerage income	585	598	616
Bank owned life insurance income	615	689	584
Loss on extinguishment of debt	-	(126)	-
Securities gains (losses), net	6	(37)	(4)
Other income	2,906	3,595	3,335
Total noninterest income	21,131	21,320	20,148

Noninterest expenses:
Salaries and employee benefits	28,954	29,348	27,590
Net occupancy expenses	4,210	3,841	3,325
Equipment expenses	3,594	3,629	3,495
Software and processing expenses	2,072	1,463	1,281
Telecommunications expenses	1,162	1,091	1,049
Marketing and business development expenses	1,439	1,705	1,421
Intangible asset amortization	485	547	330
Other expenses	12,368	9,749	10,435
Total noninterest expenses	54,284	51,373	48,926

Income (loss) before income taxes	(891)	21,467	20,539
Income taxes	(1,429)	6,988	6,604
Noncontrolling interest in earnings of
subsidiaries, net of income taxes of $7, $13, and $6	12	21	10

Net income	$526	$14,458	$13,925

Earnings per share:
Basic	$0.06	$1.60	$1.54
Diluted	0.05	1.59	1.53

The accompanying notes are an integral part of these financial statements.

FIRST M&F CORPORATION AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2008, 2007 and 2006
(In Thousands)

	2008	2007	2006

Net income	$526	$14,458	$13,925

Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized gains (losses) on securities available for sale
arising during the period, net of tax of $1,009, $723,
and $90	1,697	1,213	(153)
Reclassification adjustment for (gains) losses on securities available for sale included in net income, net of
tax of $2, $13, and $1	(4)	24	3
Defined benefit pension plans:
Net actuarial gains (losses) arising during the period, net of tax
of $1,113 and $203	(1,868)	341	-
Amortization of transition asset, net of tax of $3 and $3	(6)	(6)	-
Amortization of prior service cost, net of tax of $14 and $14	(23)	(23)	-
Amortization of actuarial loss, net of tax of $122 and $156	204	261	-
Effects of changing the pension plan measurement date pursuant to FASB Statement No. 158 (charged to retained earnings):
Amortization of transition asset, net of tax of $1	(1)	-	-
Amortization of prior service cost, net of tax of $3	(6)	-	-
Amortization of actuarial loss, net of tax of $30	51	-	-
Minimum pension liability adjustment, net of tax
of $0, $0, and $1,101	-	-	1,849

Other comprehensive income (loss)	44	1,810	(1,699)

Total comprehensive income	$570	$16,268	$15,624

The accompanying notes are an integral part of these financial statements.

FIRST M&F CORPORATION AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2008, 2007 and 2006
(In Thousands, Except Share Data)

			Nonvested		Accumulated
		Additional	Restricted		Other
	Common	Paid-in	Stock	Retained	Comprehensive
	Stock	Capital	Awards	Earnings	Income (Loss)	Total

January 1, 2006	$44,952	$29,391	$86	$45,531	$(2,583)	$117,377
Net income	-	-	-	13,925	-	13,925
Cash dividends ($.52 per
share)	-	-	-	(4,751)	-	(4,751)
55,908 common shares issued
in exercise of stock options	279	510	-	-	-	789
Share-based compensation
recognized	-	20	289	2	-	311
Tax benefits on stock option
transactions	-	394	-	-	-	394
Net change	-	-	-	-	1,699	1,699
Adjustment to initially apply FASB
Statement No. 158, net of tax	-	-	-	-	(1,697)	(1,697)

December 31, 2006	45,231	30,315	375	54,707	(2,581)	128,047

Net income	-	-	-	14,458	-	14,458
Cash dividends ($.52 per
share)	-	-	-	(4,772)	-	(4,772)
19,854 common shares issued
in exercise of stock options	99	206	-	-	-	305
Share-based compensation
recognized	-	19	298	2	-	319
Tax benefits on stock option
transactions	-	87	-	-	-	87
Option cancellation payments	-	(174)	-	-	-	(174)
1,500 restricted share awards
vested	8	22	(30)	-	-	-
Net change	-	-	-	-	1,810	1,810

December 31, 2007	45,338	30,475	643	64,395	(771)	140,080

Net income	-	-	-	526	-	526
Cash dividends ($.52 per
share)	-	-	-	(4,772)	-	(4,772)
7,500 common shares repurchased	(38)	(80)	-	-	-	(118)
Share-based compensation
recognized	-	9	197	3	-	209
3,266 restricted share awards
vested	17	43	(60)	-	-	-
Net change	-	-	-	-	-	-
Effects of accounting change
regarding pension plan
measurement date pursuant to
FASB Statement No. 158:
Interest cost, and
expected return on plan assets
for October 1-December 31,
2008, net of tax of $15	-	-	-	25	-	25
Amortization of prior service
cost and transition asset for
for October 1-December 31,
2008, net of tax of $26	-	-	-	(44)	44	-

December 31, 2008	$45,317	$30,447	$780	$60,133	$(727)	$135,950

The accompanying notes are an integral part of these financial statements.

FIRST M&F CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years Ended December 31, 2008, 2007 and 2006
(In Thousands)

	2008	2007	2006

Cash flows from operating activities:
Net income	$526	$14,458	$13,925
Adjustments to reconcile net income
to net cash provided by operating activities:
Share-based compensation	209	319	311
Amortization of pension costs	121	279	167
Depreciation and amortization	3,373	3,271	2,942
Provision for loan losses	19,734	2,520	3,032
Net investment amortization (accretion)	(122)	(343)	(382)
Capitalized dividends on FHLB stock	(237)	(382)	(361)
Net change in unearned fees/deferred costs on loans	(585)	116	92
Net accretion of discount on time deposits	38	68	139
Net accretion of discount on debt	5	-	16
Loss on extinguishment of debt	-	126	-
Loss (gain) on securities available for sale	(6)	37	4
Gains on loans held for sale	(218)	(300)	(308)
Other asset sale losses	1,281	224	17
Earnings of noncontrolling interests	19	34	16
Deferred income taxes	(3,670)	2,192	29
(Increase) decrease in:
Accrued interest receivable	2,602	156	(2,592)
Cash surrender value of bank owned life insurance	(615)	(689)	(528)
Loans held for sale	(1,897)	2,022	(1,285)
Other assets	1,638	(2,899)	1,064
Increase (decrease) in:
Accrued interest payable	(1,614)	367	1,321
Other liabilities	(2,207)	(1,594)	(428)

Net cash provided by operating activities	18,375	19,982	17,191

Cash flows from investing activities:
Purchases of securities available for sale	(89,503)	(46,356)	(72,952)
Sales of securities available for sale	6,878	6,574	10,374
Maturities of securities available for sale	95,446	66,751	38,857
Investment in First M&F Statutory Trust I	-	-	(928)
Net (increase) decrease in:
Interest-bearing bank balances	(3,076)	210	6,091
Federal funds sold	(7,350)	(2,000)	14,807
Loans	20,986	(141,252)	(49,776)
Bank premises and equipment	(1,867)	(7,098)	(5,957)
Purchases of bank owned life insurance	(78)	(58)	(189)
Proceeds from sales of other real estate and other
repossessed assets	7,038	2,673	3,506
Net (purchases) redemptions, of FHLB and FRB stock	2,382	(1,288)	1,957
Proceeds from sale of nonmarketable equity securities	-	-	827
Net cash paid in acquisitions	-	(46)	(30,851)

Net cash provided by (used in) investing activities	30,856	(121,890)	(84,234)

Cash flows from financing activities:
Net increase (decrease) in deposits	(1,106)	76,405	46,760
Net increase (decrease) in short-term borrowings	52	(9,936)	1,550
Proceeds from other borrowings	200,500	601,800	122,812
Repayments of other borrowings	(250,270)	(567,325)	(128,026)
Proceeds from issuance of junior subordinated debt	-	-	30,928
Distributions to, net of contributions of, noncontrolling interests	(19)	(35)	(18)
Cash dividends	(4,772)	(4,772)	(4,751)
Common shares issued	-	305	789
Common shares repurchased	(118)	-	-
Payments to cancel stock options	-	(174)	-
Tax benefits on stock option transactions	-	87	394

Net cash provided by (used in) financing activities	(55,733)	96,355	70,438

Net increase (decrease) in cash and due from banks	(6,502)	(5,553)	3,395

Cash and due from banks at January 1	54,240	59,793	56,398

Cash and due from banks at December 31	$47,738	$54,240	$59,793

FIRST M&F CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years Ended December 31, 2008, 2007 and 2006
(In Thousands)

	2008	2007	2006

Total interest paid	$42,870	$47,438	$37,666
Total income taxes paid	3,435	7,163	5,949
Income tax refunds received	23	400	10
Total payments to other banks to satisfy liens on ORE	300	575	-
Transfers of loans to foreclosed property	13,031	5,615	2,656

Fair value of identifiable assets acquired	$-	$46	$212,923
Goodwill recorded on Columbiana Bancshares acquisition	-	-	13,913
Goodwill recorded on Crockett County Bancshares acquisition	-	-	2,311
Cash paid for Columbiana Bancshares stock	-	-	(31,294)
Cash paid for Crockett County Bancshares stock	-	-	(7,472)
Cash paid for Patrick insurance business	-	(46)	-
Liabilities assumed in acquisitions	$-	$-	$190,381

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

Comprehensive Income

Comprehensive income includes net income reported in the statements of income and net changes in stockholders equity arising from activity with non-owners. Components of accumulated other comprehensive income (loss) for the Company are: (1) changes in unrealized gain (loss) on securities available for sale, (2) changes in minimum pension liability for 2006 and (3) changes in net unamortized pension costs accounted for in accordance with FASB Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” subsequent to adoption in 2006.

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

Other Real Estate

Other real estate acquired through partial or total satisfaction of loans is carried at the lower of fair value, net of estimated costs to sell, or cost. The original cost of other real estate is recognized as the lesser of fair value of the property, net of estimated costs to sell, or the recorded loan balance at the date of acquisition (foreclosure). Any loss incurred at the date of acquisition is charged to the allowance for loan losses. Gains or losses incurred subsequent to the date of acquisition are reported in current operations. Related operating income and expenses are reported in current operations.

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
Notes to Consolidated Financial Statements

Note 1:  (Continued)

Recent Pronouncements

The adoption of the following recent accounting pronouncements did not have a material impact on the Company’s financial condition and results of operations:

•	FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”

•	SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”

•	FSP No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement generally applies to fair value measurements required under other accounting pronouncements, resulting in a consistent definition of fair value across GAAP. This Statement establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). This Statement expands disclosures about the use of fair value to measure assets and liabilities in interim and annual reports. The disclosures focus on the inputs used to measure fair value and, for recurring fair value measurements using significant unobservable inputs (within Level 3 of the fair value hierarchy), the effect of the measurements on earnings for the period. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Therefore, the Statement would be effective for the Company beginning in 2008. The Company adopted the Statement on January 1, 2008, with no material impact on its financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This Statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (measured as the difference between plan assets at fair value and the benefit obligation) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires that defined benefit plan assets and obligations be measured as of a company’s year-end statement of financial position. This Statement also requires disclosures about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains and losses, prior service costs or credits, and transition asset or obligation. The recognition and disclosure requirements of this Statement are initially effective for the fiscal year ending after December 15, 2006. The requirement to measure plan assets and obligations as of the date of the year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company adopted the recognition provisions of this Statement on December 31, 2006. The Company adopted the measurement date provision of this statement on December 31, 2008. The adoption did not have a material impact on its financial condition or results of operations.

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

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 1:  (Continued)

In December 2007, the SEC issued SAB No. 110, “Certain Assumptions Used In Valuation Methods.” This Bulletin extends the use of the “simplified method” of determining the expected lives of stock options granted when determining the fair value of the options. The “simplified method” was allowed by SAB No. 107 until December 31, 2007, at which time companies would be required to use the historical option exercise experience of stock-based compensation plans in determining the expected lives of stock option grants. This Bulletin allows the use of the simplified method beyond December 31, 2007, and is effective as of January 1, 2008. The Company adopted this Bulletin on January 1, 2008, with no material impact on its financial condition or results of operations.

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

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 1:  (Continued)

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This Staff Position states that unvested share-based payment awards that contain nonforfietable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP No. EITF 03-6-1 is effective starting on January 1, 2009 and requires that previous quarterly earnings per share be retrospectively adjusted to conform to the provisions of the FSP. The Company does not expect the adoption of this Statement to have a material impact on its financial condition or results of operations.

In October 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” This FSP clarifies the application of SFAS No. 157 in an inactive market, without changing its existing principles, by using an example to illustrate key considerations in determining fair value when there is no market in which active pricing of an instrument is occurring. The FSP was effective immediately upon issuance. The Company adopted the FSP in October with no material impact on its financial condition or results of operations.

In December 2008, the FASB issued FASB Staff Position (FSP) No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP adds disclosures related to postretirement benefit plan assets to provide the financial statement reader with an understanding of, (a) how investment allocation decisions are made, including factors that are pertinent to an understanding of investment policies and strategies, (b) the major categories of plan assets, (c) the inputs and valuation techniques used to measure the fair value of plan assets, (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period and (e) significant concentrations of risk within plan assets. This FSP is effective for financial statements issued for fiscal years ending after December 15, 2009. The Company does not expect the adoption of this Statement to have a material impact on its financial condition or results of operations.

In January 2009, the FASB issued FASB Staff Position (FSP) No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.” This FSP makes the factors that can be evaluated when determining whether an other-than-temporary impairment exists for beneficial interests similar to those that are allowed for other investment securities under FASB Statement No 115. EITF 99-20 had previously required the beneficial interest holder to use a market participant’s view of expected cash flow without consideration of other cash flow-related factors that the beneficial owner would typically use their own judgment about. The FSP is effective for interim and annual reporting periods ending after December 15, 2008. The Company adopted the FSP as of December 31, 2008, with no material effect on its financial condition or results of operations.

Reclassifications

Certain reclassifications have been made to the 2007 and 2006 financial statements to be consistent with 2008 presentation.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 2:  Acquisitions

Alabama Bank Acquisition

On February 17, 2006, the Company acquired Columbiana Bancshares, Inc. of Columbiana, Alabama, and its wholly owned subsidiary First National Bank of Shelby County. The acquisition executes part of a strategy of the Company to expand into Alabama and Tennessee. The attractiveness of the Birmingham and surrounding markets compels entrants to pay a premium to gain access to those markets, resulting in goodwill related to acquisitions of financial institutions with operations based there. The Company paid $31.294 million for all of the shares of Columbiana Bancshares. Included in the cash paid was a payment of $2.5 million to an escrow fund to settle contingent claims related to the legacy Columbiana Bancshares and First National Bank of Shelby County operations. Any remaining funds after settlements are paid to the former Columbiana Bancshares stockholders. All claims have been settled and the remaining escrow balances were disbursed in 2007. Results of operations include the revenues and expenses of the acquired operations from the acquisition date forward. The goodwill recognized is not deductible for income tax purposes. The core deposit intangible asset is being amortized over 16 years.

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

(Dollars in thousands, except per share data)
2006

Interest income	$93,162
Interest expense	40,004
Net interest income	53,158
Provision for loan losses	3,661
Net interest income after provision for loan losses	49,497

Noninterest income	19,795
Noninterest expense	51,036

Income before income taxes and noncontrolling interests	18,256
Income taxes	5,850
Noncontrolling interest in earnings of subsidiaries	10
Net income	$12,396

Basic earnings per share	$1.37
Diluted earnings per share	$1.37

Purchase adjustment and core deposit amortization included
in pro forma net income before tax	$308
Estimated financing costs included in pro forma
net income before tax	1,992

Significant nonrecurring expense items of Columbiana Bancshares in interim period:
Provision for loan losses	$629

Data processing contract termination fee	576
Columbiana investment banking fees	249
Accelerated amortization of prepaid assets	198
Impairment of affordable housing investment	144
Noninterest expense items	$1,167

Columbiana net loan charge-offs in interim period	$803

Tennessee Bank Acquisition

On May 12, 2006, the Company acquired Crockett County Bancshares, Inc. of Bells, Tennessee, and its wholly owned subsidiary Bells Banking Company. The Crockett County acquisition allows the Company to branch within Tennessee, a process which has resulted in three branch locations in the Memphis metropolitan area. The Company paid $7.4 million in cash for all of the shares of Crockett County Bancshares and incurred $72 thousand in additional costs that were allocated to the purchase price paid. The fair value of assets acquired was $31.672 million, the fair value of liabilities assumed was $26.511 million and goodwill was assigned a value of $2.311 million. A core deposit intangible of $1.171 million was recognized and is being amortized over 20 years.

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

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 3:  Securities Available for Sale

The following is a summary of the amortized cost and fair value of securities available for sale at December 31, 2008, and 2007:

	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
December 31, 2008:
U.S. Treasury securities	$509	$34	$-	$543
U.S. Government sponsored entities	8,089	308	-	8,397
Mortgage-backed investments	141,688	3,772	98	145,362
Obligations of states and political subdivisions	64,357	841	369	64,829
Other	8,712	1	1,216	7,497
Equity securities	527	-	10	517

	$223,882	$4,956	$1,693	$227,145

December 31, 2007:
U.S. Treasury securities	$3,512	$22	$-	$3,534
U.S. Government sponsored entities	69,954	250	36	70,168
Mortgage-backed investments	101,653	776	315	102,114
Obligations of states and political subdivisions	52,329	363	174	52,518
Other	8,723	27	371	8,379
Equity securities	404	21	-	425

	$236,575	$1,459	$896	$237,138
Fair values are determined primarily from prices obtained from an independent, nationally recognized pricing service. These prices include exchange quoted prices, dealer quoted prices and prices derived from market yields published by specialized financial database providers. Mortgage-backed securities trade in a dealer market, and therefore the prices used are derived from dealer quotes. Most non-rated municipal securities and certain corporate securities are not actively traded or quoted in a dealer market. These securities are valued using the provided market yields in a matrix that incorporates other factors such as credit standing and tax status. Other securities include corporate bonds and certain collateralized debt obligations (CDOs) of investment vehicles that hold trust preferred securities as collateral. The CDOs are valued based on dealer quotes, expected cash flows, discount rates for securities similar to the CDO collateral, liquidity factors and credit quality assumptions about the underlying financial institution trust preferred obligors.

Provided below is a summary of securities available for sale which were in an unrealized loss position and the length of time that individual securities have been in a continuous loss position at December 31, 2008, and 2007.

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2008:
U.S. Government sponsored
entities	$-	$-	$-	$-	$-	$-
Mortgage-backed investments	14,847	89	1,802	9	16,649	98
Obligations of states and
political subdivisions	26,067	249	2,275	120	28,342	369
Other and equity securities	3,541	141	3,969	1,085	7,510	1,226

	$44,455	$479	$8,046	$1,214	$52,501	$1,693

December 31, 2007:
U.S. Government sponsored
entities	$4,495	$5	$26,691	$31	$31,186	$36
Mortgage-backed investments	1,284	8	22,016	307	23,300	315
Obligations of states and
political subdivisions	6,085	98	10,265	76	16,350	174
Other and equity securities	4,675	351	1,965	20	6,640	371

	$16,539	$462	$60,937	$434	$77,476	$896

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 3:  (Continued)

Management believes that the impairments above are temporary and will be recovered over the investments’ holding periods. The impairments on Government sponsored entities (GSE) for 2007 and mortgage-backed securities for 2007 and 2008 are primarily due to interest rate fluctuations, as the impaired investments all have AAA credit ratings. The mortgage-backed securities are traditional structures that have been minimally affected by the lack of liquidity in the sub-prime mortgage markets. Management has the ability and intent to hold these securities until their values are recovered. At December 31, 2008, there were 47 impaired mortgage-backed securities, with 3 securities having impairments in excess of 12 months. At December 31, 2008, there were 137 impaired municipal securities with 14 securities having impairments in excess of 12 months. The municipal impairments are primarily related to a lack of demand for corporate and municipal securities and credit spreads that reflect the economic stress that has occurred over the last year. Management believes that the municipality obligations will recover by or before their maturity dates and knows of no significant credit-related problems regarding any of the issuers. Management has the ability and intent to hold these securities until the losses are recovered or their maturity dates. The other securities represent 12 impaired investments in corporate debt and debt collateralized by trust preferred securities. The 6 corporate bonds, which have impairments under 12 months, have Moody’s credit ratings of at least A1, with the exception of one bond. These bonds have long maturities which exacerbate interest rate risk, and Management intends to hold them until the unrealized losses are recovered. There are 6 collateralized debt obligations that have impairments lasting more than 12 months. These obligations are secured by commercial bank trust preferred securities. The impairments have arisen due to a virtual trading halt related to the liquidity crisis in corporate debt, as well as to the estimated effects of the sub-prime mortgage crisis on the financial stability of financial institution issuers of the trust preferred collateral. In December, these CDOs, with unrealized losses of $1.085 million, were downgraded to below investment grade by Moody’s while Fitch maintained them at investment grade. Management has evaluated the credit quality of each of the six obligations and has determined that the impairments are temporary and expects that the asset-backed credit markets will stabilize within the next 24 months. Management has evaluated these instruments for impairment within the guidelines of FASB’s EITF 99-20 as amended by FSP No. EITF 99-20-1 using the discounted cash flow approach prescribed and determined that no other-than-temporary impairment condition existed. Furthermore, management has the intent and ability to hold the CDOs and corporate debt until their values are recovered or to their maturity dates.

The amortized cost and fair values of debt securities available for sale at December 31, 2008, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with, or without, call or prepayment penalties. Equity securities are not included since they have no stated maturity. Mortgage-backed securities receive monthly payments based on the cash flows of the underlying collateral. Therefore, their stated maturities do not represent the timing of principal amounts received and no maturity distributions are shown for these securities.

	Amortized	Fair
(Dollars in thousands)	Cost	Value

One year or less	$21,962	$22,185
After one through five years	29,372	29,758
After five through ten years	24,122	24,183
After ten years	6,211	5,140
	81,667	81,266
Mortgage-backed investments	141,688	145,362

	$223,355	$226,628

The following is a summary of the amortized cost and fair value of securities available for sale which were pledged to secure public deposits, short-term borrowings and for other purposes required or permitted by law.

	2008		2007
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value

Pledged to secure public and tax deposits	$168,698	$171,506	$185,160	$185,505
Pledged for the Fed discount window	-	-	999	998
Pledged for Trust account deposits	6,948	6,837	4,751	4,770
Pledged for FHLB borrowings	8,756	8,894	15,922	16,091
Pledged for non-public repurchase agreements	21,377	21,499	4,379	4,391
Pledged to an insurance commissioner	541	574	539	561

Total securities pledged	$206,320	$209,310	$211,750	$212,316

The following is a summary of gains and losses on securities available for sale:

(Dollars in thousands)	2008	2007	2006

Gross realized gains	$32	$2	$10
Gross realized losses	(26)	(39)	(14)

	$6	$(37)	$(4)

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 4:  Loans and Allowance for Loan Losses

The Bank's loan portfolio includes commercial, consumer, agricultural and residential loans originated primarily in its markets in central and north Mississippi, southwest Tennessee, central Alabama and the Florida panhandle. The following is a summary of the Bank's loans held for investment, net of unearned income of $1.926 million and $2.350 million at December 31, 2008, and 2007:

(Dollars in thousands)	2008	2007
Real estate loans:
Residential	$255,488	$269,601
Multifamily	37,669	38,778
Construction and land development	255,655	298,879
Farmland	45,489	69,264
Nonfarm nonresidential real estate	406,886	324,674
Commercial, financial and agricultural	127,704	169,447
Consumer	37,908	40,860
Other	9,796	7,932

	$1,176,595	$1,219,435

The Bank uses real estate loans as collateral for borrowings at the Federal Home Loan Banks. Approximately $674.414 million and $610.194 million of real estate loans were pledged under a blanket lien as collateral for FHLB borrowings at December 31, 2008, and December 31, 2007.

The Bank has a “one-time close” construction loan program that provides construction financing and a permanent mortgage to individuals. Upon completion of the construction, the permanent mortgage is classified as held for sale and sold into the secondary market. The Bank transferred approximately $751 thousand in these loans from construction loans held for investment to mortgages held for sale in 2007. The Bank did not have any activity in this program during 2008.

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

(Dollars in thousands)	2008	2007

Loans outstanding at January 1	$14,530	$8,542
New director and executive additions	-	157
New loans and advances	42,683	45,061
Repayments	(47,846)	(38,072)
Loans sold	-	(360)
Retirements	-	(798)

Loans outstanding at December 31	$9,367	$14,530

The following is a summary of nonperforming assets at December 31, 2008, and 2007:

(Dollars in thousands)	2008	2007

Nonaccrual loans	$20,564	$6,524
Other real estate owned	11,061	6,232

Total nonperforming assets	$31,625	$12,756

Accruing loans past due 90 days or more	$5,686	$1,093
Loans restructured and in compliance with modified terms	$3,664	$-

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 4:  (Continued)

The Company accounts for certain distressed loans as impaired loans. Impaired loans are discounted, using an allowance, to their present value. The allowance on these impaired loans is included in the Company’s allowance for loan losses. The value and liquidity of collateral may affect the amount of allowance allocated to otherwise impaired loans. The following table presents information about the Company’s impaired loans as of and for the years ended December 31, 2008, and 2007:

(Dollars in thousands)	2008	2007

Impaired loans with an allowance	$60,259	$6,101
Impaired loans without an allowance	38,175	2,495

Total impaired loans	$98,434	$8,596

Allowance for impaired loans	$13,282	$1,701

The following table presents information related to income recognized on impaired loans for the years ended December 31, 2008, 2007 and 2006.

(Dollars in thousands)	2008	2007	2006

Average balance of impaired loans	$91,337	$8,605	$9,095
Interest income recognized on impaired loans	4,941	660	752

Transactions in the allowance for loan losses are summarized as follows:

(Dollars in thousands)	2008	2007	2006

Balance at January 1	$14,217	$14,950	$12,449
Allowances of acquired companies	-	-	2,234

Loans charged off	(9,706)	(4,744)	(3,825)
Recoveries	673	1,491	1,060
Net charge-offs	(9,033)	(3,253)	(2,765)

Provision for loan losses	19,734	2,520	3,032

Balance at December 31	$24,918	$14,217	$14,950

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 5:  Bank Premises and Equipment

The following is a summary of bank premises and equipment at December 31, 2008, and 2007:

(Dollars in thousands)	2008	2007

Land	$14,278	$14,426
Buildings	36,951	35,538
Furniture, fixtures and equipment	23,759	23,078
Leasehold improvements	751	445
Construction in progress	368	827
	76,107	74,314
Less accumulated depreciation and amortization	31,465	28,769

	$44,642	$45,545

Amounts charged to operating expenses for depreciation and amortization of bank premises and equipment were $2.888 million in 2008, $2.724 million in 2007, and $2.612 million in 2006.

Construction in progress includes a balance of $83 thousand for renovation of the Oxford, Mississippi, main branch. This project is expected to be completed during 2009 with an estimated total cost of $1.3 million.

Rent expense applicable to operating leases was as follows for the years ended December 31:

(Dollars in thousands)	2008	2007	2006

Buildings and office space	$815	$650	$480
Computer equipment	713	777	812
Other equipment and autos	317	324	265
	1,845	1,751	1,557
Rental income	(56)	(42)	(32)

Net rent expense	$1,789	$1,709	$1,525

The Company is obligated under a number of noncancelable operating leases for premises and equipment. Minimum future lease payments for noncancelable operating leases at December 31, 2008, are as follows:

(Dollars in thousands)
2009	$1,249
2010	737
2011	373
2012	338
2013	300
After 2013	962

Total minimum lease payments	$3,959

Note 6:  Goodwill and Intangible Assets

The Company adopted SFAS 142 effective on January 1, 2002. With the adoption of SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized. Instead they are reviewed for impairment at least annually or when certain indicators are encountered to determine if they should be written down with an accompanying charge to earnings. Goodwill is tested for impairment during the first quarter of each year. No amortization resulted from the impairment tests during 2008 and 2007. Due to a significant decrease in the stock price, and therefore the traded market value, of the Company during 2008, goodwill was subsequently tested on an interim basis at November 30 and again at December 31 with no impairment charge required.

Intangible assets, such as core deposit intangibles, customer renewal lists and noncompete agreements with a determinable useful life continue to be amortized over their respective useful lives. Renewal list intangibles have 15 year lives with a remaining average life of 8.0 years at December 31, 2008. Noncompete agreement intangibles have 15 year lives with a remaining average life of 1.5 years at December 31, 2008. Core deposit intangibles have lives of 16 to 20 years with a remaining average life of 13.9 years at December 31, 2008.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 6:  (Continued)

The following is a summary of goodwill and intangible assets at December 31, 2008:

			Customer
		Core	Renewal	Noncompete	Banking
(Dollars in thousands)	Goodwill	Deposits	Lists	Agreements	Charter

Balance at January 1, 2007	$32,572	$6,784	$209	$95	$1,025
Addition due to agency acquisition	-	-	46	-	-
Amortization expense	-	(492)	(27)	(28)	-

Balance at December 31, 2007	$32,572	$6,292	$228	$67	$1,025

Amortization expense	-	(427)	(30)	(28)	-

Balance at December 31, 2008	$32,572	$5,865	$198	$39	$1,025

Estimated amortization expense
2009		$427	$30	$26
2010		427	30	13
2011		427	30	-
2012		427	24	-
2013		427	21	-

The following tables summarize the gross carrying amounts and accumulated amortization balances of amortizing intangible assets as of December 31, 2008, and 2007.

	Gross		Net
	Carrying	Accumulated	Carrying
(Dollars in thousands)	Amount	Amortization	Amount

December 31, 2008:

Customer renewal lists	$513	$315	$198
Noncompete agreements	413	374	39
Core deposits	7,060	1,195	5,865

	$7,986	$1,884	$6,102

December 31, 2007:

Customer renewal lists	$513	$285	$228
Noncompete agreements	413	346	67
Core deposits	7,060	768	6,292

	$7,986	$1,399	$6,587

Amortization expense for intangible assets having determinable useful lives amounted to $485 thousand in 2008, $547 thousand in 2007, and $330 thousand in 2006.

The Company acquired the book of business of an insurance agency in Kosciusko, Mississippi, in October 2007, for $46 thousand. The $46 thousand was attributed to renewal list intangible assets with an estimated life of 15 years.

The Company acquired a Florida banking charter in a transaction with Ameris Bancorp of Moultrie, Georgia, in November 2006, for $1.025 million. The charter is being accounted for as an indefinite-lived intangible asset and is therefore not being amortized. The banking charter is tested for impairment annually and when circumstances arise or events occur that indicate that the asset may be impaired. The banking charter was tested for impairment at December 31, 2008, with no amortization being required.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 7:  Other Assets

The following is a summary of other assets at December 31, 2008, and 2007:

(Dollars in thousands)	2008	2007

Cash surrender value of bank owned life insurance	$20,522	$19,829
Federal Home Loan Bank stock	7,532	9,677
Deferred income tax	5,023	1,369
Investment in First M&F Statutory Trust I	928	928
Other	7,462	9,906

	$41,467	$41,709

As a condition to borrowing funds from the Federal Home Loan Bank (FHLB) of Dallas, the Bank is required to purchase stock in the FHLB. No ready market exists for the stock, and it has no quoted market value. The investment in FHLB stock can only be redeemed by the FHLB at face value.

Note 8:  Deposits

The following is a summary of deposits at December 31, 2008, and 2007:

(Dollars in thousands)	2008	2007

Noninterest-bearing	$178,689	$191,206

Interest-bearing:
NOW and money market deposits	399,698	346,431
Savings deposits	114,281	105,924
Certificates of deposit of $100 thousand or more	276,763	289,533
Brokered certificates of deposit	19,495	28,063
Other certificates of deposit	272,461	301,298
Total interest-bearing	1,082,698	1,071,249

Total deposits	$1,261,387	$1,262,455

Interest expense on certificates of deposit of $100 thousand or more amounted to $11.168 million in 2008, $13.210 million in 2007 and $9.368 million in 2006.

The amount of overdrawn demand deposits that were reclassified as loans held for investment were $962 thousand at December 31, 2008, and $918 thousand at December 31, 2007.

At December 31, 2008, the scheduled maturities of certificates of deposit are as follows:

(Dollars in thousands)
2009	$401,659
2010	121,071
2011	28,983
2012	13,152
2013	3,854
After 2013	-

$568,719

The amount of deposits of directors and executive officers and their related interests were $13.820 million at December 31, 2008, and $6.952 million at December 31, 2007.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 9:  Short-Term Borrowings

The following is a summary of information related to short-term borrowings:

(Dollars in thousands)				Weighted
	Balance Outstanding			Average Rate
	Maximum	Average	At	During	At
	Month End	Daily	Year End	Year	Year End
2008:
Federal funds purchased	$325	$984	$-	2.62%	-%
Securities sold under
agreements to repurchase	20,879	12,876	9,728	2.34%	1.76%

	$21,204	$13,860	$9,728

2007:
Federal funds purchased	$20,000	$6,291	$-	5.34%	-%
Securities sold under
agreements to repurchase	9,676	6,154	9,676	4.44%	3.87%

	$29,676	$12,445	$9,676

2006:
Federal funds purchased	$25,000	$2,582	$12,900	5.31%	5.44%
Securities sold under
agreements to repurchase	10,062	6,205	6,712	4.51%	4.47%

	$35,062	$8,787	$19,612

Federal funds purchased represent primarily overnight borrowings through relationships with correspondent banks. Securities sold under agreements to repurchase generally have maturities of less than 30 days and are collateralized by U. S. Treasury securities and securities of U. S. Government agencies and sponsored entities.

Note 10:  Other Borrowings

The following is a summary of other borrowings at December 31, 2008, and 2007:

(Dollars in thousands)	2008	2007

Company’s line of credit with a correspondent bank in the amount of $15 million, maturing in May 2009; secured by approximately 29%
of the Bank’s common stock; interest payable quarterly at ..75%
below the lender’s base rate	$2,416	$1,917

Bank’s advances from Federal Home Loan Banks, net of
unamortized purchase accounting adjustments of $0 and $5	149,131	199,084

Other mortgages to third parties on other real estate	-	311

	$151,547	$201,312

Company’s junior subordinated debentures, interest payable quarterly at 6.44%
through March 2011, and payable quarterly at 90-day LIBOR plus 1.33% through
March 2036; redeemable at par after March 2011	$30,928	$30,928

The Bank has advances from the Federal Home Loan Bank (FHLB) of Dallas under Blanket Agreements for Advances and Security Agreements.  These agreements allow the Bank to borrow funds from the FHLB to fund mortgage loan programs and to satisfy certain other funding needs. The value of mortgage-backed securities and mortgage loans pledged under these agreements must be maintained at not less than 115% and 150%, respectively, of the advances outstanding. The Bank has advances from the FHLB of Atlanta, assumed in the acquisition of Columbiana Bancshares in 2006, collateralized by cash balances. The Company’s correspondent line of credit contains certain restrictive covenants related to capital ratios, allowance for loan loss as a percent of loans, return on assets, nonperforming loans as a percent of loans and certain supervisory actions. The Company was in violation of certain debt covenants as of December 31, 2008. Low earnings and increases in non-performing loans caused the company to be in violation of the return on assets covenant and additionally to be in violation of the non-performing loan covenant. The correspondent bank has granted a temporary waiver of these covenant violations.

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

The following is a summary of FHLB advances, net of purchase accounting adjustments, at December 31, 2008, and 2007:

(Dollars in thousands)	2008	2007

Single payment advances maturing within 12 months of year end:
Balance	$40,000	$109,495
Range of rates	3.69%-5.38%	4.28%-5.50%

Single payment advances maturing after 12 months of year end:
Balance	$67,500	$60,000
Range of rates	2.72%-6.50%	4.24%-6.50%
Range of maturities	2010	2009-2010

Amortizing advances:
Balance	$41,631	$29,589
Monthly payment amount	655	650
Range of rates	3.05%-8.48%	2.17%-8.48%
Range of maturities	2009-2020	2008-2020

Scheduled principal payments on FHLB advances at December 31, 2008, are as follows:

(Dollars in thousands)
2009	$47,862
2010	72,610
2011	4,860
2012	4,676
2013	17,591
After 2013	1,532

$149,131

Note 11:  Variable Interest Entity

In February 2006, the Company issued $30.928 million in fixed/floating rate junior subordinated deferrable interest debentures to First M&F Statutory Trust I. The Company received $30.000 million in cash and $928 thousand of common securities from the Trust. The debentures mature in March 2036, and interest is payable quarterly. The subordinated debentures are redeemable at par at any time commencing in March 2011. The subordinated debentures are the only asset of the Trust. The Trust issued $30.000 million in capital securities through a placement and issued $928 thousand of common securities to the Company.

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

Standby and commercial letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. When issuing letters of credit, the Company applies the same credit policies and standards as it does in the normal lending process. Collateral is obtained based upon the Company's assessment of a customer's credit worthiness. A liability of $28 thousand is recognized at December 31, 2008, and a liability of $148 thousand is recognized at December 31, 2007, for the Company’s obligation to stand ready to perform related to standby letters of credit.

The maximum credit exposure in the event of nonperformance for loan commitments and letters of credit is represented by the contract amount of the instruments. A summary of these instruments at December 31, 2008, and 2007 follows:

(Dollars in thousands)	2008	2007

Commitments to extend credit	$172,209	$230,280
Standby letters of credit	4,770	17,357

At December 31, 2008, there were $31.009 million and at December 31, 2007, there were $22.999 million of standby letters of credit issued on the Company’s behalf by a Federal Home Loan Bank. The Company generally uses these letters as security for public funds deposits and is obligated to the Federal Home Loan Bank if the letters of credit must be drawn upon. The remaining maturities of these letters of credit span from 30 days to one year.

The Company makes commitments to originate mortgage loans that will be held for sale. The total commitments to originate mortgages to be held for sale were $8.379 million at December 31, 2008, and $10.822 million at December 31, 2007. These commitments are accounted for as derivatives and marked to fair value through mortgage banking income. At December 31, 2008, mortgage origination-related derivatives with positive fair values of $35 thousand were included in other assets and derivatives with negative fair values of $14 thousand were included in other liabilities. At December 31, 2007, mortgage origination-related derivatives with positive fair values of $26 thousand were included in other assets and derivatives with negative fair values of $20 thousand were included in other liabilities. The Company also engages in forward sales contracts with mortgage investors to purchase mortgages held for sale. Those forward sale agreements that have a determined price and expiration date are accounted for as derivatives and marked to fair value through mortgage banking income. At December 31, 2008, and 2007, the Company had $5.568 million and $3.833 million in locked forward sales agreements in place. At December 31, 2008, forward sale-related derivatives with positive fair values of $10 thousand were included in other assets and derivatives with negative fair values of $12 thousand were included in other liabilities. At December 31, 2007, forward sale-related derivatives with positive fair values of $3 thousand were included in other assets and derivatives with negative fair values of $19 thousand were included in other liabilities.

Mortgages that are sold generally have recourse until the first payment is made. The Company may also be required to repurchase mortgages that do not conform to FNMA or FHA underwriting standards or that contain critical documentation errors or fraud. The Company has not sustained any recourse-related losses in its mortgage program and the repurchase of mortgages has been an extremely rare event. Mortgages sold that had not reached the first payment date were $2.843 million at December 31, 2008, and $5.120 million at December 31, 2007. The Company did not have a recourse liability recorded at December 31, 2008, or 2007.

In the ordinary course of business the Company enters into rental and lease agreements to secure office space and equipment. The Company has a variety of lease agreements in place, all of which are operating leases. The largest lease obligations are for office space and mainframe computer systems. The Company guarantees the lease payments for its wholly-owned banking subsidiary in one data processing lease which expired in September 2008, and was temporarily continued through March 2009. The remaining payments on the lease at December 31, 2008, were $79 thousand.

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

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 13:  Accumulated Other Comprehensive Income

The following is a summary of the gross amounts of accumulated other comprehensive income and the related income tax effects:

(Dollars in thousands)	Gross	Tax	Net

December 31, 2008:
Net unrealized gain on securities available for sale	$3,263	$1,217	$2,046
Net unamortized pension costs	(4,423)	(1,650)	(2,773)

	$(1,160)	$(433)	$(727)

December 31, 2007:
Net unrealized loss on securities available for sale	$563	$210	$353
Net unamortized pension costs	(1,792)	(668)	(1,124)

	$(1,229)	$(458)	$(771)

December 31, 2006:
Net unrealized loss on securities available for sale	$(1,410)	$(526)	$(884)
Minimum pension liability	(2,707)	(1,010)	(1,697)

	$(4,117)	$(1,536)	$(2,581)

Note 14:  Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of cumulative Class A voting preferred stock of no par value and 1,000,000 shares of cumulative Class B non-voting preferred stock of no par value. Dividend rates, redemption terms and conversion terms may be set by the Board of Directors.

On December 15, 2008, the Company was approved by the U. S. Treasury department for up to $40 million of funding related to the Capital Purchase Program. The Company has requested $30 million of funding that will be issued in the form of the Company’s Class B non-voting preferred stock. In relation to the preferred stock funding the Company will be required to issue warrants for approximately 513,113 shares of common stock at a strike price to be determined at a future date. A special shareholder meeting has been tentatively called for February 25, 2009, to amend the company’s Articles of Incorporation to provide the Class B preferred shareholder rights necessary to meet the Program’s requirements. The Company expects the transaction to close and funding to be received before the end of March 2009.

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

Common Stock Repurchase Program

On May 11, 2005, the Company’s Board of Directors authorized a stock repurchase plan allowing for the purchase of up to 10,000 (not adjusted for split) shares per month through May 2006.

On December 12, 2007, the Company’s Board of Directors authorized a new stock repurchase plan allowing for the purchase of up to 500,000 shares during the period of January through December 2008.

The timing and extent of any repurchases are subject to management’s discretion and will depend on market considerations. The Board reviewed the repurchase program at the end of 2008 and decided not to renew the plan. The reacquired shares are held as authorized but unissued shares to be used for general corporate purposes.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 15:  Stock Compensation Plan

The Company implemented a stockholder approved Stock Option Plan, effective January 1, 1999, authorizing the grant of incentive stock options (ISO's) to key employees and nonstatutory stock options (NSO's) to members of the Board. The stated purpose of the plan was to provide incentives to key officers and directors by permitting them to purchase stock in the Company under the provisions of this plan. The maximum number of shares of stock that could be optioned or sold under the plan were 500,000 shares. Under the provisions of the plan, the Company and the participating employees and directors executed agreements, upon the grant of options, providing each participant with an option to purchase stock within ten years of the date of the grant. In May 2005, the Stock Option Plan was replaced by the shareholder approved 2005 Equity Incentive Plan. The plan allows for share-based payments in the form of stock options, restricted stock awards, stock appreciation rights and other stock-based awards. The maximum number of shares that may be awarded are 700,000. However, there are limits on certain types of awards. The maximum number of shares that may be awarded in the form of stock options is 400,000. The maximum number of shares that may be awarded in forms other than options and stock appreciation rights is 500,000. The maximum number of shares that may be awarded to Directors is 100,000.

The Company adopted Statement of Financial Accounting Standards (SFAS) 123 (revised 2004), “Share-Based Payment”, as of July 1, 2005. SFAS No. 123R requires the use of the fair value method of accounting for stock-based compensation. The Company adopted the modified prospective method of transition whereby stock-based compensation expense is recognized prospectively for all stock-based awards that were not fully vested  as of the date of adoption of the Statement, and for all awards issued thereafter. Stock options generally vest evenly over a five year period. Stock grants fully vest on certain dates (cliff vesting), for generally one, three, five or seven year terms. The fair values of stock options and restricted stock grants are accrued to salary and benefits expenses over their vesting periods. The amounts accrued are equal to the fair values less an estimate for expected forfeitures. These accruals are subsequently adjusted for differences between estimated forfeiture rates and the actual experienced forfeiture rates.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions in 2008, 2007 and 2006: expected dividend yields of 3.00%, 3.00% and 3.25%; expected volatility of 19.47%, 19.95% and 20.52%; risk-free interest rates of 3.19%, 4.62% and 6.50%; and expected lives of 7 years. Expected dividends are based on current dividend rates at the grant date. Expected volatility is estimated using the Company’s historical price variances over the prior ten years. The expected lives are calculated as the average of the contractual life and the vesting period, which approximates the Company’s historical experience. The estimated fair values of stock options at their grant date were $2.34 in 2008, $3.91 in 2007 and $4.67 in 2006. In determining the amounts of compensation expense to record for unvested stock options the Company is using an estimated forfeiture rate of 9.45% (1.89% annual rate) for employee grants and 5.45% (1.09% annual rate) for Director grants based upon the history of the plan.

The following table shows the amounts of stock-based compensation that was included in salary and employee benefits expenses.

(Dollars in thousands, except share data)	2008	2007	2006

Stock option expense recognized, gross	19	20	20
Adjustment for actual vs expected forfeitures	(10)	-	-
Stock option expense recognized, net	9	20	20

Restricted stock award expenses recognized, gross	321	332	291
Adjustment for actual vs expected forfeitures	(121)	(33)	-
Restricted stock award expenses recognized, net	200	299	291

Total stock-based compensation	209	319	311
Income tax benefits	(78)	(119)	(116)

Net stock-based compensation recognized	131	200	195

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 15:  (Continued)

The following is a summary of stock option activity:

		Weighted
		Average
	Outstanding	Exercise
	Options	Price

January 1, 2006	239,370	$15.20
Options granted	3,000	19.06
Options exercised	(55,908)	14.12
Options forfeited	-	-
December 31, 2006	186,462	15.59
Options granted	2,000	19.00
Options exercised	(19,854)	15.37
Options forfeited	(2,000)	16.25
Options cancelled	(38,108)	13.96
December 31, 2007	128,500	16.16
Options granted	7,000	13.84
Options exercised	-	-
Options forfeited	-	-
Options cancelled	-	-
December 31, 2008	135,500	$16.04

The following is a summary of stock options outstanding at December 31, 2008:

		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
		Contractual	Price-		Price-
Exercise	Options	Life	Options	Options	Options
Price Range	Outstanding	(Years)	Outstanding	Exercisable	Exercisable

$ 10.00 - $ 10.13	5,000	1.93	$10.05	5,000	$10.05
12.63 - 16.25	108,500	.98	15.91	101,500	16.06
17.00 - 19.06	22,000	5.97	18.00	12,000	17.98

	135,500	1.83	$16.04	118,500	$16.00

Available for additional grant at December 31, 2008				264,500

There was no aggregate intrinsic value of options exercisable at December 31, 2008. The aggregate intrinsic value of options exercisable at December 31, 2007, was $45 thousand. The total intrinsic value of options exercised during 2008, 2007 and 2006 was $0, $58 thousand and $257 thousand, respectively. At December 31, 2008, there was a total of $35 thousand in unrecognized compensation costs, expected to be recognized over a weighted-average period of 2.3 years, related to stock options.

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

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 15:  (Continued)

The Company has issued restricted stock awards to certain executives and senior officers. The awards vest over periods of one to seven years and are forfeited in their entirety if the officer leaves the Company before the end of the vesting term. Additionally the restricted shares include a performance condition that may accelerate vesting at the achievement of a diluted earnings per share and net income target. Non-achievement of the performance condition during the vesting period would not prevent vesting of the shares. Dividends are paid quarterly to restricted stock grantees. At December 31, 2008, and 2007, there were $.973 million and $1.423 million in unrecognized compensation costs. The unrecognized costs at December 31, 2008, are expected to be recognized over a weighted-average period of 3.7 years. The Company estimates that 4.00% (.57% annual rate) of the nonvested shares will be forfeited in determining net compensation expenses recognized. Forfeitures of 6,000 shares of restricted stock and 14,000 shares of restricted stock occurred in 2007 and 2008 respectively. In December 2007, 1,500 shares of restricted stock with a fair value of $24 thousand became fully vested and outstanding. In August 2008, 1,766 shares of restricted stock with a fair value of $19 thousand became fully vested and outstanding, and in December 2008, 1,500 shares of restricted stock with a fair value of $13 thousand became fully vested and outstanding.

The following table summarizes restricted stock awards outstanding at December 31, 2008:

Grant Date	Remaining Granted Shares	Grant Date Fair Value	Vesting Date
August 2005	55,000	$17.08	August 2012
December 2005	6,000	16.86	May 2009
December 2005	6,000	16.86	June 2011
December 2005	25,000	16.86	December 2012
December 2006	1,000	19.59	December 2009
December 2007	13,250	15.48	December 2014

The following table provides a summary of the restricted stock activity:

		Grant Date
	Shares	Fair Value
January 1, 2006	113,766	$17.00
Granted in 2006	4,000	19.59
December 31, 2006	117,766	17.09
Granted in 2007	13,250	15.48
Forfeited in 2007	(6,000)	17.08
Vested in 2007	(1,500)	19.59
December 31, 2007	123,516	16.89
Granted in 2008	-	-
Forfeited in 2008	(14,000)	17.08
Vested in 2008	(3,266)	18.23
December 31, 2008	106,250	$16.82

Note 16:  Other Expenses

Significant components of other expenses are summarized as follows:

(Dollars in thousands)	2008	2007	2006

Postage and shipping	$931	$831	$676
Stationery and supplies	868	1,002	1,002
Accounting, legal and professional fees	1,704	922	1,427
Insurance expense	802	806	709
Foreclosed property expenses	1,913	552	504
Other	6,150	5,636	6,117

	$12,368	$9,749	$10,435

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 17:  Income Taxes

The components of income tax expense (benefit) are as follows:

(Dollars in thousands)	Federal	State	Total
2008:
Current	$2,225	$253	$2,478
Current benefits from net operating loss carryforwards	(244)	-	(244)
Current taxes related to noncontrolling interests	6	1	7
Deferred	(3,178)	(492)	(3,670)
Total	$(1,191)	$(238)	$(1,429)

2007:
Current	$4,630	$502	$5,132
Current benefits from net operating loss carryforwards	(349)	-	(349)
Current taxes related to noncontrolling interests	11	2	13
Deferred	1,949	243	2,192
Total	$6,241	$747	$6,988

2006:
Current	$6,075	$494	$6,569
Current taxes related to noncontrolling interests	5	1	6
Deferred	(155)	184	29
Total	$5,925	$679	$6,604

The differences between actual income tax expense (benefit) and expected income tax expense (benefit) are summarized as follows:

(Dollars in thousands)	2008	2007	2006

Amount computed using the Federal statutory
rates on income before taxes	$(303)	$7,299	$6,978
Increase (decrease) resulting from:
Tax exempt income, net of
disallowed interest deduction	(739)	(605)	(635)
State income tax expense,
net of Federal effect	(157)	492	447
Life insurance income	(209)	(234)	(198)
Other, net	(21)	36	12

	$(1,429)	$6,988	$6,604
The change in the net deferred taxes is a result of current period deferred tax expense (benefit), and changes in accumulated other comprehensive income. The components of the net deferred tax asset (liability) at December 31, 2008, and 2007 consist of the following:

(Dollars in thousands)	2008	2007

Allowance for loan losses	$9,267	$5,219
Loan fees	448	613
Purchase accounting adjustments, investments and loans	406	486
Nonperforming assets	1,128	528
Accrued expenses	236	239
Share-based compensation	312	257
Employee benefit plans	154	161
Net pension liability and unamortized pension costs	299	-
Other	94	165
Total deferred tax assets	12,344	7,668

Fixed assets and depreciation	(2,952)	(2,221)
Federal Home Loan Bank stock dividends	(450)	(632)
Intangible assets	(2,182)	(2,323)
Purchase accounting adjustments, deposits and borrowings	(4)	(12)
Prepaid expenses	(491)	(430)
Net pension asset and unamortized pension costs	-	(440)
Unrealized gain on securities available for sale	(1,217)	(210)
Other	(25)	(31)
Total deferred tax liabilities	(7,321)	(6,299)

	$5,023	$1,369

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 17:  (Continued)

In connection with the Columbiana acquisition, the Company had the following remaining net operating losses and tax credits available for carryover for Federal income tax purposes at December 31, 2007:

(Dollars in thousands)	Amount	Expiration Dates

Net operating loss	$716	2025
Tax credits	107	2025 – 2026

There were no remaining net operating losses or tax credits available at December 31, 2008.

The Company implemented FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No 109” as of January 31, 2007 with no adjustment for uncertain tax positions. The Company had no recognized uncertain tax positions as of December 31, 2008 and therefore has not had any tax accruals in 2008 related to uncertain positions.

Note 18:  Employee Benefit Plans

Pension Plan

The Bank has a defined benefit pension plan covering substantially all full-time employees of the Bank and subsidiaries. Benefits under this plan are based on years of service and average annual compensation for a five year period. The Bank froze benefit accruals under this plan effective September 30, 2001.

The measurement date for actuarial calculations for the plan has historically been October 1 of each year. On December 31, 2008, the Company transitioned to a calendar year-end measurement date in accordance with FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” The transition involved the charging of an additional three months of net pension costs to retained earnings to compensate for the interim measurement period of October 1 through December 31, 2008. The following is a summary of the plan's funded status:

(Dollars in thousands)	2008	2007

Change in benefit obligation:
Projected benefit obligation at beginning of year	$8,236	$8,467
Service cost	-	-
Interest cost	460	473
Measurement date transition effect	115	-
Actuarial gain	(189)	(251)
Benefit payments	(590)	(453)
Projected benefit obligation at end of year	8,032	8,236

Change in plan assets:
Fair value of plan assets at beginning of year	9,417	8,612
Actual return on plan assets	(2,364)	822
Employer contributions	800	400
Refund of PBGC premiums	-	64
Benefit payments	(590)	(453)
Expenses	(32)	(28)
Fair value of plan assets at end of year	7,231	9,417

Funded status at measurement date	$(801)	$1,181

The following is a summary of amounts recorded in the consolidated statements of condition:

(Dollars in thousands)	2008	2007

Net pension asset	$-	$1,181

Net pension liability	$(801)	$-

Accumulated other comprehensive
income, before income taxes	$4,423	$1,792

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 18:  (Continued)

The following is a summary of information related to benefit obligations and plan assets:

(Dollars in thousands)	2008	2007

Projected benefit obligation	$8,032	$8,236
Accumulated benefit obligation	8,032	8,236
Fair value of plan assets	7,231	9,417

The following is a summary of the components of accumulated other comprehensive income:

(Dollars in thousands)	2008	2007

Accrued pension benefit cost	$-	$-
Unamortized transition asset	(7)	(18)
Unamortized prior service credit	(99)	(145)
Unamortized actuarial loss	4,529	1,955
Accumulated other comprehensive income	$4,423	$1,792

Components of net periodic benefit costs and other amounts recognized in retained earnings and other comprehensive income:

(Dollars in thousands)	2008	2007	2006
Net Periodic Benefit Cost:

Service cost	$-	$-	$-
Interest cost	460	473	456
Expected return on plan assets	(619)	(565)	(509)
Amortization of transition asset	(9)	(9)	(9)
Amortization of prior service credit	(37)	(37)	(37)
Recognized actuarial loss	326	417	266

Net periodic benefit cost	$121	$279	$167

Measurement Date Transition Amounts Recognized in
Retained Earnings:
Interest cost	115
Expected return on plan assets	(155)
Amortization of transition asset	(2)
Amortization of prior service credit	(9)
Recognized actuarial loss	81

Net measurement transition retained earnings adjustment	$30

Other Changes in Plan Assets and Benefit Obligations
Recognized in Other Comprehensive Income:

Net (gain) loss	$2,981	$(544)
Amortization of actuarial net loss	(326)	(417)
Amortization of transition asset	9	9
Amortization of prior service credit	37	37
Measurement date transition adjustment	(70)	-
Total recognized in other comprehensive income	$2,631	$(915)
Total recognized in net periodic benefit cost, retained earnings
and other comprehensive income	$2,782	$(636)

The Company elected to amortize the unrecognized net gain or loss over a seven year period on a straight-line basis starting in 2007. For plan years up through 2006, the unrecognized gain or loss was amortized based on the average remaining service period of participants.

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic pension cost during 2009 is $906 thousand. The estimated prior service cost and amortization of transition asset that will be amortized from accumulated comprehensive income to reduce net periodic pension cost during 2009 are $37 thousand and $7 thousand respectively.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 18:  (Continued)

Total expense recorded in the accompanying consolidated statements of income related to the pension plan included the following components:

(Dollars in thousands)	2008	2007	2006

Net pension cost	$121	$279	$167
Payments for expenses made on
behalf of the plan	33	32	65
Payments to (refunds of) PBGC premiums	9	(64)	-

	$163	$247	$232

The following is a summary of weighted average assumptions:

	2008	2007	2006

Discount rate for determining current year’s costs	5.75%	5.75%	5.25%
Discount rate for determining year end benefit obligation	6.25%	5.75%	5.75%
Expected return on plan assets for determining current year’s costs	6.75%	6.75%	6.75%
Rate of compensation increase (plan is frozen)	-%	-%	-%

The credit market disruptions and a severely slowing economy resulted in stock market losses in excess of 35%. If the markets do not recover, then the Company will need to make much larger annual contributions than expected. The lack of a market recovery would also increase pension expense which is dominated by the amortization of deferred actuarial gains and losses. Plan returns or losses that negatively deviate from expected returns result in increases in these actuarial deferred losses. Returns in excess of expectations would reduce the deferred actuarial loss and therefore would reduce pension expenses going forward.

The Company estimates the long-term rate of return on plan assets using historical returns, changes in asset mix, general economic conditions and industry practice. Historical annual returns on plan assets have ranged from losses of approximately 10% to gains in excess of 15%. The short-term volatility of these returns makes them an unreliable indicator of future long-term returns. Therefore, the historical plan rate of return is not used as a starting point, but rather as a guideline in determining the plan assumption for returns. The plan return was a 28.4% loss in 2008 and a 9.1% profit in 2007. The mix of invested assets has changed over time from predominately fixed-income securities prior to 1997 to a mix of equity securities and fixed-income securities thereafter. The equity securities have brought more return volatility and higher expected returns to the portfolio. Management has operated under the general assumption that the long-term equity market returns will approximate the past 50 years, which provided an average 12.3% return, based upon stock market historical data. Current and expected economic conditions have also been considered in determining the estimate of long-term returns. Management also uses a survey of pension plan managers provided by a third party which indicates the rate of return assumptions that are predominant in the industry. At the end of 2006, Management changed its investment horizon to coincide with the amortization period of the unamortized actuarial gain or loss. Therefore, the assumption concerning expected returns for 2007 was maintained at 2006 levels, even though rates generally increased during 2006, to reflect the shorter investment horizon. The expected return assumption for 2008 is being maintained at the same level as 2007 and 2006, even though 2008 saw unprecedented losses. Management believes that the economy and the markets will recover over the next 7 to 10 years and allow the Company to achieve an expectation of 6.75% in annual returns over those periods. Management intends to terminate the Plan within the next 7 to 10 years.

The plan’s asset allocations at December 31, 2008, and 2007 by asset category were as follows:

	2008	2007

Interest-bearing bank balances	34%	3%
Debt securities	19%	33%
Equity securities	47%	64%

	100%	100%

Equity securities included 18,868 shares of the Company’s common stock at December 31, 2008, and 2007.

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

Pension benefit payments are made from assets of the pension plan. It is anticipated that future benefit payments for the plan will be as follows.

(Dollars in thousands)
Year	Expected payments

2009	$521
2010	565
2011	566
2012	575
2013	614
2014 – 2018	3,290

The Company expects to contribute $400 thousand to the pension plan in 2009.

Profit and Savings Plan

The Bank has a profit and savings plan which includes features such as an Employee Stock Ownership Plan (ESOP) and a 401(k) plan which provides for certain salary deferrals, covering substantially all full-time employees of the Bank and subsidiaries. The Bank matched employee 401(k) contributions equal to 50% of an employee's first 5% of salary deferral through 2004. Beginning in 2005, the Company matched contributions equal to 50% of an employee’s first 6% of salary deferral. Effective in May 2006, the Company began matching 60% of an employee’s first 6% of salary deferral for all employees with less than five years of credited service. Concurrently, the Company began matching 75% of an employee’s first 6% of salary deferral for all employees with five years or more of credited service. Total matching contributions for this plan were $712 thousand in 2008, $723 thousand in 2007 and $561 thousand in 2006. During 2004, the Company began making matching contributions on a monthly basis rather than on an annual basis. Additional contributions to the plan are at the discretion of the Board of Directors. Discretionary contributions, which are invested in the Company’s common stock, for this plan were $75 thousand in 2008, 2007 and 2006. ESOP shares are considered outstanding for basic earnings per share calculations. Dividends on ESOP shares are deducted from retained earnings when declared.

At December 31, 2008, and 2007, the profit and savings plan owned 207,914 and 192,958 shares of the Company's common stock.

Nonqualified Deferred Compensation Plan

The Bank has a nonqualified deferred compensation plan for senior officers and executives of the Bank and its subsidiaries. The plan allows for the deferral of salary by the participants with the Company having the option of also making matching contributions and profit sharing contributions. The participant’s earnings credits are indexed to selected mutual fund returns. Matching contributions and profit sharing contributions vest evenly over a five (5) year period. The Company will use the earnings of Bank-owned life insurance policies to provide sufficient revenues to offset the cost of the liabilities incurred by participant earnings credits. Participants deferred $95 thousand of compensation during 2008 and $106 thousand during 2007. The Company did not make any profit sharing contributions to the plan in 2008 or 2007. The plan also had distributions of $34 thousand in 2008 and $5 thousand in 2007. Included in salaries and employee benefit expenses are $79 thousand in credits for earnings declines for 2008 and charges for earning increases of $55 thousand for 2007. Also included in salaries and employee benefit expenses are administrative expenses of $2 thousand in 2008 and $5 thousand in 2007.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 19:  Earnings Per Share

The following table shows a reconciliation of earnings per share to diluted earnings per share:

(Dollars in thousands, except share data)	2008	2007	2006

Basic earnings per share:
Net income	$526	$14,458	$13,925

Weighted average shares outstanding	9,061,730	9,060,137	9,016,384

Basic earnings per share	$0.06	$1.60	$1.54

Diluted earnings per share:
Net income	$526	$14,458	$13,925

Weighted average shares outstanding	9,061,730	9,060,137	9,016,384
Dilutive effect of options and restricted stock grants	25,425	48,980	50,944

Adjusted weighted average shares outstanding	9,087,155	9,109,117	9,067,328

Diluted earnings per share	$0.05	$1.59	$1.53

Stock options not included in adjusted shares
due to anti-dilutive effect	47,501	1,677	1,704

Note 20:  Fair Value

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

Level 3 Inputs – Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities

The application of SFAS No. 157 in situations where the market for a financial asset is not active was clarified by the issuance of FSP No. SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” in October 2008. FSP No. SFAS 157-3 is effective for financial statements issued as of September 30, 2008, and thereafter.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 20: (Continued)

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at
		December 31, 2008, Using
		Quoted
		Prices In
		Active
		Markets	Significant
	Assets/Liabilities	For	Other	Significant
	Measured at Fair	Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2008	(Level 1)	(Level 2)	(Level 3)

Securities available for sale	$227,145	$-	$227,145	$-

Mortgage derivative assets	45	-	45	-

Mortgage derivative liabilities	27	-	27	-

Securities Available for Sale.  Securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Corporation obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, market yield curves, prepayment speeds, credit information (including observable default rates) and the instrument’s contractual terms and conditions, among other things. The Company owns certain beneficial interests in collateralized debt obligations secured by community bank trust preferred securities. These interests have an amortized cost of $5.054 million with estimated fair values of $3.969 million. These interests do not trade in a liquid market, and therefore, market quotes are not a reliable indicator of their ultimate realizability. The Company utilized a discounted cash flow model based on market yields of trust-preferred securities and adjustments for liquidity and credit factors to determine the fair values of these beneficial interests. The Company relied on the guidance in the Financial Accounting Standards Board’s FSP No. EITF 99-20-1 to test the beneficial interests for impairment purposes using discounted cash flow methodologies and management’s determinations similar to those used for certain available-for-sale securities accounted for under FASB Statement No. 115.

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

Certain financial assets such as impaired loans are measured by means that are similar to fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to adjustments similar to fair value adjustments in certain circumstances, such as when there is evidence of impairment. Impaired values are determined by discounting expected cash flows by a rate equal to the original yield of the loan rather than by a market discount rate. However, when market prices or dealer quotes for loans are available and can be used, then the impaired value does meet the definition of fair value. Collateral dependent loans are valued for impairment purposes by using the appraised amount of the underlying collateral. Although the valuations based upon non-market discount rates and collateral values do not meet the technical definition of “fair value” they are similar in nature. The Company recorded extra loan loss accruals of $14.750 million in addition to the regular quarterly accruals during 2008 based primarily upon impairment calculations related to collateral dependent loans.

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

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 20: (Continued)

Fair Value of Financial Instruments

The following table presents the carrying amounts and fair values of the Company’s financial instruments at December 31, 2008, and 2007:

	2008		2007
(Dollars in thousands)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and short-term investments	$63,644	$63,644	$59,720	$59,720
Securities available for sale	227,145	227,145	237,138	237,138
Loans held for sale	7,698	7,698	5,571	5,571
Loans held for investment	1,151,677	1,111,202	1,205,218	1,206,993
Agency accounts receivable	276	276	387	387
Nonmarketable equity investments	7,610	7,610	9,755	9,755
Investment in unconsolidated VIE	928	928	928	928
Financial liabilities:
Noninterest-bearing deposits	178,689	178,689	191,206	191,206
NOW, MMDA and savings deposits	513,979	513,979	452,355	452,355
Certificates of deposit	568,719	579,874	618,894	618,586
Short-term borrowings	9,728	9,728	9,676	9,676
Other borrowings	151,547	153,295	201,312	198,427
Junior subordinated debt	30,928	36,617	30,928	31,617
Agency accounts payable	574	574	583	583
Other financial instruments:
Commitments to extend credit	18	449	(10)	644
Letters of credit	28	28	148	148

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

Agency accounts receivable are trade receivables of M&F Insurance Group, Inc. These receivables are short-term in nature and therefore the fair value is assumed to be the carrying value. These receivables are carried in other assets in the statement of condition.

Nonmarketable equity securities are primarily securities of the Federal Home Loan Banks for which carrying value is estimated to be an accurate approximation of fair value. These equity securities are carried in other assets in the statement of condition.

Investment in unconsolidated VIE is the Company’s investment in the First M&F Statutory Trust I, which acquired the Company’s junior subordinated debt through funding provided by the issuance of trust preferred securities. The investment depends on the Company’s own cash flows and therefore, the carrying value is an accurate approximation of fair value. This investment is carried in other assets in the statement of condition.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 20: (Continued)

Noninterest-bearing deposits do not pay interest and do not have defined maturity dates. Therefore, the carrying value is equivalent to fair value for these deposits.

NOW, MMDA and savings deposits pay interest and generally do not have defined maturity dates. Although there are some restrictions on access to certain savings deposits, these restrictions are not assumed to have a material effect on the value of the deposits. Therefore, the fair value for NOW, MMDA and savings deposits is assumed to be their carrying value.

Certificates of deposit pay interest and do have defined maturity dates. The fair value of certificates of deposit is estimated by discounting the future cash flows, using current market rates for certificates of deposit of similar maturities.

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

Agency accounts payable are trade payables of M&F Insurance Group, Inc. due to insurance companies. These payables are very short term in nature and therefore the fair value of the payables is assumed to be their carrying value. These payables are carried in other liabilities in the statement of condition.

Commitments to extend credit and letters of credit are valued based on the fees charged to enter into similar credit arrangements. These commitments include interest rate locks issued for mortgages as well as correspondent purchaser commitments to purchase certain originated mortgages. Mortgage origination and purchaser commitments are considered derivatives and are therefore carried at fair market value with the changes in market value recorded in mortgage banking income. Mortgage-related commitments with positive values are carried in other assets and those with negative balances are carried in other liabilities in the statement of condition.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 21:  Regulatory Matters

Federal banking regulations require that the Bank maintain certain cash reserves based on a percent of deposits. This requirement was $1.009 million, which was covered by $13.263 million in vault cash, at December 31, 2008. The Company is also required to hold a clearing balance of $2.000 million with the Federal Reserve. This clearing balance is included in cash and due from banks.

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

Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Total Capital and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2008, that all capital adequacy requirements have been met.

As of December 31, 2008, the most recent notification by the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company's and Bank's actual capital amounts and ratios as of December 31, 2008, and 2007, are also presented in the table:

(Dollars in thousands)	Actual		Minimum Capital		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2008:
Total capital (to risk weighted assets):
Company	$145,511	11.2%	$103,839	8.0%	$-	-
Bank	146,691	11.3%	103,692	8.0%	129,615	10.0%

Tier I capital (to risk weighted assets):
Company	129,179	10.0%	51,920	4.0%	-	-
Bank	130,382	10.1%	51,846	4.0%	77,769	6.0%

Tier I capital (to average assets):
Company	129,179	8.2%	63,111	4.0%	-	-
Bank	130,382	8.3%	63,071	4.0%	78,839	5.0%

December 31, 2007:
Total capital (to risk weighted assets):
Company	$147,258	10.8%	$109,095	8.0%	$-	-
Bank	146,679	10.8%	108,998	8.0%	136,247	10.0%

Tier I capital (to risk weighted assets):
Company	133,031	9.8%	54,547	4.0%	-	-
Bank	132,452	9.7%	54,499	4.0%	81,748	6.0%

Tier I capital (to average assets):
Company	133,031	8.4%	63,597	4.0%	-	-
Bank	132,452	8.3%	63,521	4.0%	79,401	5.0%

Dividends paid by the Bank are the primary source of funds available to the Company for payment of dividends to its shareholders and other cash needs.  Applicable Federal and state statutes and regulations impose restrictions on the amounts of dividends that may be declared by the Bank. The Bank may also be restricted in its ability to pay dividends due to regulatory violations cited in an examination. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of the Bank's total capital in relation to its assets, deposits and other such items, and as a result, capital adequacy considerations could further limit the availability of dividends from the Bank.  These restrictions are not anticipated to have a material effect on the ability of the Bank to pay dividends to the Company. As mentioned in Note 14, “Stockholders’ Equity” the Company anticipates participating in the U.S. Treasury’s Capital Purchase Program. In this program, the Company generally may not raise dividends during the first three years without the consent of the U.S. Department of Treasury.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 22:  Summarized Financial Information of First M & F Corporation

Summarized financial information of First M & F Corporation (parent company only) is as follows:

STATEMENTS OF CONDITION

(Dollars in thousands)	2008	2007
Assets
Cash	$413	$309
Investment in banking subsidiary	167,153	169,501
Investment in statutory trust	928	928
Other assets	894	2,279

	$169,388	$173,017
Liabilities and Stockholders’ Equity

Note payable	$2,417	$1,917
Junior subordinated debt	30,928	30,928
Other liabilities	93	92
Stockholders’ equity	135,950	140,080

	$169,388	$173,017

STATEMENTS OF INCOME

(Dollars in thousands)	2008	2007	2006
Income:
Dividends received from banking subsidiary	$4,500	$14,500	$9,400
Dividends received from statutory trust	60	60	50
Equity in undistributed earnings (loss) of banking subsidiary	(2,578)	1,432	6,059
Other income	2	2	201
Total income	1,984	15,994	15,710

Expenses:
Interest on other borrowings	99	229	690
Interest on junior subordinated debentures	1,993	1,991	1,748
Other expenses	194	190	257
Total expenses	2,286	2,410	2,695

Income (loss) before income taxes	(302)	13,584	13,015

Income tax benefit	828	874	910

Net income	$526	$14,458	$13,925

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 22:  (Continued)

STATEMENTS OF CASH FLOWS

(Dollars in thousands)	2008	2007	2006
Cash flows from operating activities:
Net income	$526	$14,458	$13,925
Adjustments to reconcile net income to net
cash provided by operating activities:
Equity in undistributed (earnings) loss of banking subsidiary	2,578	(1,432)	(6,059)
Other, net	1,390	(975)	(1,682)
Net cash provided by operating activities	4,494	12,051	6,184

Cash flows from investing activities:
Investment in First M&F Statutory Trust I	-	-	(928)
Proceeds from sale of nonmarketable equity securities	-	-	827
Proceeds from sale of land	-	-	340
Net cash paid in acquisitions	-	-	(39,443)
Net cash used in investing activities	-	-	(39,204)

Cash flows from financing activities:
Increase (decrease) in note payable	500	(8,500)	6,614
Issuance of junior subordinated debt	-	-	30,928
Cash dividends	(4,772)	(4,772)	(4,751)
Common shares issued	-	305	789
Common shares repurchased	(118)	-	-
Tax benefits on stock option transactions	-	87	394
Cash paid to cancel options	-	(174)	-
Net cash provided by (used in) financing activities	(4,390)	(13,054)	33,974

Net increase (decrease) in cash	104	(1,003)	954

Cash at January 1	309	1,312	358

Cash at December 31	$413	$309	$1,312

FIRST M&F CORPORATION AND SUBSIDIARY

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 5, 2008, the Company reported on Form 8-K that the business of its independent public accounting firm, Shearer, Taylor & Co., P.A. had been acquired by BKD, LLP.  BKD, LLP was appointed and approved by the Company’s audit committee as the Company’s independent registered public accounting firm effective June 1, 2008 for the year ended December 31, 2008.

Effective as of January 1, 2009, the Company’s audit committee has appointed BKD, LLP, a firm of independent certified public accountants, as auditors for the fiscal year ending December 31, 2009 and until their successors are selected.

The Company has been advised that neither the firm nor any of its partners has any direct or material indirect financial interest in the securities of the Company or any of its subsidiaries, except as auditors and consultants on accounting procedures and tax matters.

Additionally, during the two fiscal years ended December 31, 2008 and 2007, there were no consultations between the Company and BKD, LLP regarding:  the application of accounting principles to a specified transaction (either completed or proposed); the type of audit opinion that might be rendered on the Company’s financial statements; or any matter that was either the subject of a “disagreement,” as defined in Item 304(a)(1)(iv) of Regulation S-K and the instructions thereto; or a “reportable event,” as defined in Item 304(a)(1)(v) of Regulation S-K; or any other matter.

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

As of December 31, 2008 (the "Evaluation Date"), the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as defined in the Exchange Act Rules.  Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are sufficiently effective to ensure that material information relating to the Company and required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting is contained on page 34 of this Annual Report on Form 10-K and is hereby incorporated by reference.

The Report of Independent Registered Public Accounting Firm is contained on page 35 of this Annual Report on Form 10-K and is hereby incorporated by reference.

Design and Evaluation of Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company included a report of management’s assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2008. The Company’s independent registered public accounting firm has also reported on the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s report are included in the section, Financial Statements and Supplementary Data of this Annual Report on Form 10-K, under the headings “Management’s Annual Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”

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

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions is incorporated by reference and contained in the proxy material on Page 19.

PRINCIPAL ACCOUNTING FEES AND SERVICES
(Last Two Fiscal Years)

Information concerning principal accounting fees and services, as well as information concerning the Company’s audit committee pre-approval policies and procedures, is incorporated by reference and contained in the proxy material on Page 19.

FIRST M&F CORPORATION AND SUBSIDIARY

PART IV

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Exhibits

The following financial statements included under the heading "Financial Statements and Supplementary Data" are included in this report:

(a)	Management’s Annual Report on Internal Control Over Financial Reporting
(b)	Report of Independent Registered Public Accounting Firm (on internal control)
(c)	Reports of Independent Registered Public Accounting Firms
(d)	Consolidated Statements of Condition – December 31, 2008 and 2007
(e)	Consolidated Statements of Income – Years Ended December 31, 2008, 2007 and 2006
(f)	Consolidated Statements of Comprehensive Income – Years Ended December 31, 2008, 2007 and 2006
(g)	Consolidated Statements of Stockholders’ Equity – Years Ended December 31, 2008, 2007 and 2006
(h)	Consolidated Statements of Cash Flows – Years Ended December 31, 2008, 2007 and 2006
(i)	Notes to Consolidated Financial Statements

The following exhibits have been filed with the Securities and Exchange Commission and are available upon written request:

3 (A)	Articles of Incorporation, as amended. Filed as Exhibit 3 to the Company's Form S-1 (File No. 33-08751) September 15, 1986, incorporated herein by reference.

3 (B)	Bylaws, as amended. Filed as Exhibit 3-b to the Company's Form S-1 (File No. 33-08751) September 15, 1986, incorporated herein by reference.

10(A)	First M&F Corporation 2005 Equity Incentive Plan. Filed as Appendix A to the Company’s Proxy Statement, March 15, 2005, incorporated herein by reference

10(B)	Merchants and Farmers Bank Profit and Savings Plan, as amended. Filed as Exhibit 10(B) to the Company’s Form 10-Q on August 9, 2005, incorporated herein by reference

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

The following Rule 13a-14(a)/15d-14(a) Certifications are included as exhibits to this report:

31	Rule 13a-14(a) Certification of Hugh S. Potts, Jr., Chief Executive Officer and Rule 13a-14(a) Certification of John G. Copeland, Chief Financial Officer

The following Section 1350 Certifications are included as exhibits to this report:

32	Section 1350 Certification of Hugh S. Potts, Jr., Chief Executive Officer and Section 1350 Certification of John G. Copeland, Chief Financial Officer

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
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Hugh S. Potts, Jr.
DATE: March 11, 2009	Hugh S. Potts, Jr., Director

/s/ Scott M. Wiggers
DATE: March 11, 2009	Scott M. Wiggers, Director

/s/ Hollis C. Cheek
DATE: March 11, 2009	Hollis C. Cheek, Director

/s/ Jon A. Crocker
DATE: March 11, 2009	Jon A. Crocker, Director

/s/ Toxey Hall, III
DATE: March 11, 2009	Toxey Hall, III, Director

/s/ J. Marlin Ivey
DATE: March 11, 2009	J. Marlin Ivey, Director

/s/ John Clark Love, III
DATE: March 11, 2009	John Clark Love, III, Director

/s/ Susan P. McCaffery
DATE: March 11, 2009	Susan P. McCaffery, Director

/s/ Michael L. Nelson
DATE: March 11, 2009	Michael L. Nelson, Director

/s/ Otho E. Pettit, Jr.
DATE: March 11, 2009	Otho E. Pettit, Jr., Director

/s/ Samuel B. Potts
DATE: March 11, 2009	Samuel B. Potts, Director

/s/ Charles W. Ritter, Jr.
DATE: March 11, 2009	Charles W. Ritter, Jr., Director

/s/ L. F. Sams, Jr.
DATE: March 11, 2009	L. F. Sams, Jr., Director

FIRST M&F CORPORATION AND SUBSIDIARY

Signatures: (Continued)

/s/ Michael W. Sanders
DATE: March 11, 2009	Michael W. Sanders, Director

/s/ Larry Terrell
DATE: March 11, 2009	Larry Terrell, Director

/s/ James I. Tims
DATE: March 11, 2009	James I. Tims, Director

EXHIBIT INDEX

3 (A)	Articles of Incorporation, as amended. Filed as Exhibit 3 to the Company's Form S-1 (File No. 33-08751) September 15, 1986, incorporated herein by reference.

3 (B)	Bylaws, as amended. Filed as Exhibit 3-b to the Company's Form S-1 (File No. 33-08751) September 15, 1986, incorporated herein by reference.

10(A)	First M&F Corporation 2005 Equity Incentive Plan. Filed as Appendix A to the Company’s Proxy Statement, March 15, 2005, incorporated herein by reference

10(B)	Merchants and Farmers Bank Profit and Savings Plan, as amended. Filed as Exhibit 10(B) to the Company’s Form 10-Q on August 9, 2005, incorporated herein by reference

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31	Rule 13a-14(a) Certification of Hugh S. Potts, Jr., Chief Executive Officer and Rule 13a-14(a) Certification of John G. Copeland, Chief Financial Officer

32	Section 1350 Certification of Hugh S. Potts, Jr., Chief Executive Officer and Section 1350 Certification of John G. Copeland, Chief Financial Officer