Form 10-Q
period 2009-03-31
FIRST M&F CORP/MS
filed 2009-05-15
CIK 320387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                        ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes   ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $5 par value	9,063,346 Shares
Title of Class	Shares Outstanding at May 8, 2009

FIRST M & F CORPORATION

FORM 10-Q

FIRST M & F CORPORATION AND SUBSIDIARY

PART I: FINANCIAL INFORMATION
Item 1 – Financial Statements (Unaudited)

Consolidated Statements of Condition
(Unaudited)
(Dollars in thousands)
	March 31		December 31
	2009	2008	2008
Assets
Cash and due from banks	$35,992	$52,735	$47,738
Interest bearing bank balances	14,985	8,203	6,556
Federal funds sold	54,900	3,800	9,350
Securities available for sale, amortized cost of $280,687, $240,473 and $223,882	285,752	243,250	227,145
Loans held for sale	6,066	6,229	7,698

Loans, net of unearned income	1,149,252	1,206,168	1,176,595
Allowance for loan losses	(41,506)	(14,196)	(24,918)
Net loans	1,107,746	1,191,972	1,151,677

Bank premises and equipment	44,827	45,185	44,642
Accrued interest receivable	9,742	11,289	9,832
Other real estate	10,907	6,927	11,061
Goodwill	16,772	32,572	32,572
Other intangible assets	5,758	7,491	7,127
Bank owned life insurance	20,640	20,010	20,522
Other assets	25,310	17,805	20,945

	$1,639,397	$1,647,468	$1,596,865
Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing deposits	$191,386	$187,080	$178,689
Interest-bearing deposits	1,121,774	1,126,495	1,082,698
Total deposits	1,313,160	1,313,575	1,261,387
Federal funds purchased and repurchase agreements	8,064	5,714	9,728
Other borrowings	140,524	143,977	151,547
Junior subordinated debt	30,928	30,928	30,928
Accrued interest payable	2,999	4,979	3,537
Other liabilities	5,031	4,867	3,770
Total liabilities	1,500,706	1,504,040	1,460,897

Stockholders’ equity:
Preferred stock:
Class A; 1,000,000 shares authorized	-	-	-
Class B; 1,000,000 shares authorized; 30,000 shares issued	28,657	-	-
Common stock of $5.00 par value; 15,000,000 shares authorized: 9,063,346, 9,060,080 and 9,063,346 shares issued	45,317	45,300	45,317
Additional paid-in capital	31,842	30,399	30,447
Nonvested restricted stock awards	788	709	780
Retained earnings	31,548	66,341	60,133
Accumulated other comprehensive income (loss)	538	661	(727)
Total Company equity	138,690	143,410	135,950
Noncontrolling interest in subsidiaries	1	18	18
Total equity	138,691	143,428	135,968
	$1,639,397	$1,647,468	$1,596,865

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except per share data)	Three Months Ended
	March 31
	2009	2008
Interest income:
Interest and fees on loans	$17,273	$22,155
Interest on loans held for sale	79	97
Taxable investments	2,316	2,357
Tax-exempt investments	562	507
Federal funds sold	25	88
Interest bearing bank balances	6	77
Total interest income	20,261	25,281

Interest expense:
Deposits	6,385	9,721
Federal funds purchased and repurchase agreements	33	60
Other borrowings	1,503	1,876
Junior subordinated debt	496	497
Total interest expense	8,417	12,154

Net interest income	11,844	13,127
Provision for loan losses	19,840	780
Net interest income (expense) after provision for loan losses	(7,996)	12,347

Noninterest income:
Service charges on deposit accounts	2,522	2,793
Mortgage banking income	368	393
Agency commission income	971	1,001
Trust and brokerage income	116	138
Bank owned life insurance income	117	151
Securities gains, net	-	11
Other income	1,094	1,025
Total noninterest income	5,188	5,512

Noninterest expenses:
Salaries and employee benefits	7,162	7,656
Net occupancy expenses	1,108	1,005
Equipment expenses	755	891
Software and processing expenses	526	431
Telecommunication expenses	259	277
Marketing and business development expenses	372	299
Foreclosed property expenses	756	89
FDIC insurance assessments	476	35
Goodwill impairment	15,800	-
Intangible asset amortization and impairment	1,369	121
Other expenses	2,460	2,550
Total noninterest expenses	31,043	13,354

Income (loss) before income taxes	(33,851)	4,505
Income tax expense (benefit)	(6,594)	1,363
Net income (loss)	(27,257)	3,142
Net income (loss) attributable to noncontrolling interests	(16)	3
Net income (loss) attributable to Company	$(27,241)	$3,139
Dividends and accretion on preferred stock	154	-
Net income (loss) applicable to common stock	$(27,395)	$3,139

Net income (loss) allocated to common shareholders	$(27,089)	$3,097

Earnings (loss) per share:
Basic	$(2.99)	$.34
Diluted	$(2.99)	$.34

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)	Three Months Ended
	March 31
	2009	2008

Net income (loss)	$(27,257)	$3,142

Other comprehensive income:
Change in unrealized gains on securities available for sale, net of tax of $673 and $830 for the three months ended March 31	1,130	1,395
Reclassification adjustment for gains on securities available for sale included in net income, net of tax of $0 and $4 for the three months ended March 31	-	(7)
Defined benefit pension plan:
Transition obligation amortization, net of tax of $1 and $1 for the three months ended March 31	(1)	(1)
Prior service cost amortization, net of tax of $3 and $3 for the three months ended March 31	(6)	(6)
Actuarial loss amortization, net of tax of $84 and $30 for the three months ended March 31	142	51

Other comprehensive income	1,265	1,432

Total comprehensive income (loss)	(25,992)	4,574
Comprehensive income (loss) attributable to noncontrolling interests	(16)	3

Comprehensive income (loss) of Company	$(25,976)	$4,571

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity
Three Months Ended March 31, 2009 and 2008
(Unaudited)
(Dollars in thousands, except per share data)		Common		Accumulated
		Stock and		Other
	Preferred	Paid-in	Retained	Comprehensive	Noncontrolling
	Stock	Capital	Earnings	Income (Loss)	Interest	Total
January 1, 2008	$-	$76,456	$64,395	$(771)	$18	$140,098
Net income	-	-	3,139	-	3	3,142
Cash dividends ($.13 per share)	-	-	(1,194)	-	-	(1,194)
7,500 common shares repurchased	-	(118)	-	-	-	(118)
Share-based compensation expense recognized	-	70	1	-	-	71
Net change	-	-	-	1,432	-	1,432
Distributions	-	-	-	-	(3)	(3)

March 31, 2008	$-	$76,408	$66,341	$661	$18	$143,428

January 1, 2009	$-	$76,544	$60,133	$(727)	$18	$135,968
Net loss	-	-	(27,241)	-	(16)	(27,257)
Cash dividends ($.13 per share)	-	-	(1,191)	-	-	(1,191)
Issuance of 30,000 shares of preferred stock	28,637	-	-	-	-	28,637
Issuance of stock warrant for 513,113 shares	-	1,363	-	-	-	1,363
Dividends and accretion on preferred stock	20	-	(154)	-	-	(134)
Share-based compensation expense recognized	-	13	1	-	-	14
Tax benefits on restricted stock dividends paid	-	27	-	-	-	27
Distributions	-	-	-	-	(1)	(1)
Net change	-	-	-	1,265	-	1,265

March 31, 2009	$28,657	$77,947	$31,548	$538	$1	$138,691

Consolidated Statements of Stockholders' Equity
Disaggregation of Common Stock and Paid-in Capital
Three Months Ended March 31, 2009 and 2008
(Unaudited)
(Dollars in thousands, except per share data)				Nonvested
		Additional	Common	Restricted
	Common	Paid-in	Stock	Stock
	Stock	Capital	Warrants (1)	Awards	Total
January 1, 2008	$45,338	$30,475	$-	$643	$76,456
7,500 common shares repurchased	(38)	(80)	-	-	(118)
Share-based compensation expense recognized	-	4	-	66	70

March 31, 2008	$45,300	$30,399	$-	$709	$76,408

January 1, 2009	$45,317	$30,447	$-	$780	$76,544
Issuance of stock warrant for 513,113 shares	-	-	1,363	-	1,363
Share-based compensation expense recognized	-	5	-	8	13
Tax benefits on restricted stock dividends paid	-	27	-	-	27

March 31, 2009	$45,317	$30,479	$1,363	$788	$77,947
(1) Included in Additional paid-in capital in Consolidated Statements of Condition

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)	Three Months Ended March 31
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(27,257)	$3,142
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation	14	71
Amortization of pension costs	219	30
Depreciation and amortization	800	851
Goodwill impairment	15,800	-
Intangible asset impairments	1,248	-
Provision for loan losses	19,840	780
Net investment amortization (accretion)	58	(50)
Net change in unearned fees/deferred costs on loans	(68)	(210)
Capitalized dividends on FHLB stock	(10)	(101)
Net accretion of discount on time deposits	2	18
Gain on securities available for sale	-	(11)
Gain on loans held for sale	(73)	(29)
Other asset sales (gains) losses	464	(8)
Deferred income taxes	(7,145)	(71)
(Increase) decrease in:
Accrued interest receivable	90	1,145
Cash surrender value of bank owned life insurance	(117)	(151)
Loans held for sale	1,690	(626)
Other assets	1,869	1,222
Increase (decrease) in:
Accrued interest payable	(538)	(172)
Other liabilities	1,161	1,973

Net cash provided by operating activities	8,047	7,803

Cash flows from investing activities:
Purchases of securities available for sale	(72,495)	(48,289)
Sales of securities available for sale	1,665	2,228
Maturities of securities available for sale	13,967	42,224
Net (increase) decrease in:
Interest bearing bank balances	(8,429)	(4,723)
Federal funds sold	(45,550)	(1,800)
Loans	19,363	11,356
Bank premises and equipment	(850)	(356)
Purchases of bank owned life insurance	(1)	(30)
Proceeds from sales of other real estate and other repossessed assets	4,393	584
Net redemptions of FHLB stock	225	1,008

Net cash provided by (used in) investing activities	(87,712)	2,202

(Continued)

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)	Three Months Ended March 31
	2009	2008
Cash flows from financing activities:
Net increase in deposits	$51,771	$51,102
Net decrease in short-term borrowings	(1,664)	(3,962)
Proceeds from other borrowings	-	90,500
Repayments of other borrowings	(11,023)	(147,835)
Earnings distributions to noncontrolling interests	(1)	(3)
Common dividends	(1,191)	(1,194)
Preferred shares and common stock warrant issued to U. S. Treasury	30,000	-
Common shares repurchased	-	(118)
Tax benefits related to share-based compensation	27	-

Net cash provided by (used in) financing activities	67,919	(11,510)

Net decrease in cash and due from banks	(11,746)	(1,505)

Cash and due from banks at January 1	47,738	54,240

Cash and due from banks at March 31	$35,992	$52,735

Total interest paid	$8,951	$12,309
Total income taxes paid	97	95
Income tax refunds received	27	-
Transfers of loans to foreclosed property	4,756	1,206
U. S. Treasury preferred dividend accrued but unpaid	134	-
Accretion on U. S. Treasury preferred stock	20	-

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)

Note 1:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed balance sheet as of December 31, 2008, has been derived from audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements of First M & F Corporation include the financial statements of Merchants and Farmers Bank, a wholly owned subsidiary, and the Bank’s wholly owned subsidiaries, First M & F Insurance Company, Inc., M & F Financial Services, Inc., M & F Bank Securities Corporation, M & F Insurance Agency, Inc., M & F Insurance Group, Inc., and M & F Business Credit, Inc. The consolidated financial statements also include the Bank’s 51% ownership in Merchants Financial Services, LLC, an accounts receivable financing business, and the Bank’s 55% ownership in MS Statewide Title, LLC, a title insurance agency. Certain reclassifications have been made to the 2008 financial statements to be consistent with the 2009 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

Level 3 Inputs – Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities

The application of SFAS No. 157 in situations where the market for a financial asset is not active was clarified by the issuance of FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” in October 2008. FSP No. FAS 157-3 was effective for financial statements issued as of September 30, 2008 and thereafter. FSP No. FAS 157-3 did not have a material impact on the methods by which the Company determines the fair values of its financial assets. FSP No. FAS 157-2 deferred the application of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities that are measured at fair value on a nonrecurring basis to fiscal years beginning after November 15, 2008. The Company adopted the provisions of SFAS No. 157 with respect to nonfinancial assets and nonfinancial liabilities beginning on January 1, 2009.

FIRST M & F CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of March 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at
		March 31, 2009, Using
		Quoted
		Prices In
		Active
		Markets	Significant
	Assets/Liabilities	For	Other	Significant
	Measured at Fair	Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	March 31, 2009	(Level 1)	(Level 2)	(Level 3)

Securities available for sale	$285,752	$-	$285,752	$-

Mortgage derivative assets	10	-	10	-

Mortgage derivative liabilities	6	-	6	-

Securities Available for Sale.  Securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, market yield curves, prepayment speeds, credit information (including observable default rates) and the instrument’s contractual terms and conditions, among other things. The Company owns certain beneficial interests in collateralized debt obligations secured by community bank trust preferred securities. These interests have an amortized cost of $5.079 million with estimated fair values of $4.017 million. These interests do not trade in a liquid market, and therefore, market quotes are not a reliable indicator of their ultimate realizability. The Company utilized a discounted cash flow model based on market yields of trust-preferred securities and adjustments for liquidity and credit factors to determine the fair values of these beneficial interests. The Company relied on the guidance in the Financial Accounting Standards Board’s FSP No. EITF 99-20-1 to test the beneficial interests for impairment purposes using discounted cash flow methodologies and management’s determinations similar to those used for certain available-for-sale securities accounted for under FASB Statement No. 115.

Mortgage Derivatives.  Mortgage derivative assets and liabilities are reported at fair value utilizing Level 2 inputs. These assets and liabilities represent the fair values of the commitments of the Company to originate mortgages at certain rates as well as the commitments to sell the mortgages to investors at locked prices within a specified period of time. The Company uses an internal valuation model with observable market data inputs consisting primarily of dealer quotes, projected cash flows, yield curves and credit-related adjustments. Mortgage derivative assets are included in other assets and mortgage derivative liabilities are included in other liabilities in the Company’s balance sheet.

Gains and losses related to mortgage derivative assets and liabilities are recorded in mortgage banking income. The Company recorded losses of $46 thousand on mortgage derivatives during the first quarter of 2009.

FIRST M & F CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

The following table summarizes assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at
		March 31, 2009, Using
		Quoted
		Prices in
		Active	Significant		Charged to	Total
	Assets/Liabilities	Markets for	Other	Significant	Allowance	Expense
	Measured at Fair	Identical	Observable	Unobservable	for Loan Losses	Recognized
	Value	Assets	Inputs	Inputs	During	During
(Dollars in thousands)	03/31/09	(Level 1)	(Level 2)	(Level 3)	Current Period	Current Period

Mortgages held for sale	$554	$-	$554	$-	$-	$13
Impaired loans	69,917	-	69,917	-	-	14,737
Loan foreclosures	4,618	-	4,618	-	2,109	-
Goodwill	16,772	-	-	16,772	-	15,800
Intangible assets	-	-	-	-	-	1,369

Mortgages Held for Sale.  Loans held for sale, primarily mortgage and student loans, are reported at the lower of cost or fair value calculated at the individual loan level. Therefore, although fair values for these instruments are measured on a recurring basis, the loans may be reported at their amortized cost if it is lower than the loan’s fair value. Fair value is determined primarily using a market yield curve. Changes in the valuation allowance for mortgages held for sale are recorded in mortgage banking income. At March 31, 2009 there were $554 thousand of mortgages held for sale for which the fair value was lower than the cost basis. Their cost basis was $567 thousand, resulting in a valuation allowance of $13 thousand which was charged to mortgage banking income.

Impaired Loans.  Certain financial assets such as impaired loans are measured by means that are similar to fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to adjustments similar to fair value adjustments in certain circumstances, such as when there is evidence of impairment. Impaired values are determined by discounting expected cash flows by a rate equal to the original yield on the loan rather than by a market discount rate. However, when market prices or dealer quotes for loans are available and can be used, then the impaired value does meet the definition of fair value. Collateral dependent loans, which are loans for which the repayment is expected to be provided solely by the underlying collateral, are valued for impairment purposes by using the fair value of the underlying collateral. Although the valuations based upon non-market discount rates do not meet the technical definition of “fair value” they are similar in nature. For collateral dependent loans, collateral values are estimated using Level 2 inputs based on observable market data. During the first quarter of 2009, certain real estate-secured impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral. Impaired real estate-secured loans with a carrying value of $84.654 million were reduced by specific valuation allowance allocations totaling $14.737 million to a total reported fair value of $69.917 million based on collateral valuations utilizing Level 2 inputs. The amount of expense recognized was charged to the provision for loan losses to create an allowance for the loans equal to the impairment amount.

Loan Foreclosures.  During the first quarter of 2009, certain foreclosed assets, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for possible loan losses based upon the fair value of the foreclosed asset. The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data. Foreclosed assets measured at fair value upon initial recognition totaled $4.618 million using Level 2 valuation inputs at March 31, 2009. In connection with the measurement and initial recognition of the foregoing foreclosed assets, the Company recognized charge-offs to the allowance for possible loan losses totaling $2.109 million. The fair value of the foreclosed assets was recorded in other real estate.

FIRST M & F CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

Goodwill.  Goodwill is tested for impairment on an annual basis and also when there are indicators that an impairment may have occurred. The Company evaluated its goodwill asset as of March 31, 2009 after the stock price continued to fall from $8.46 per share at December 31, 2008 to $6.12 per share at March 31, 2009 and as the Company continued to accrue for sizeable losses in the real estate construction loan portfolio. The implied fair value of goodwill was determined after valuing the community banking unit of the Company using Level 3 inputs based primarily on (1) historical deal prices for community banks, adjusted for bank size and credit quality factors and (2) discounted cash flow analyses. The implied fair value of goodwill was determined as a residual amount after allocating the estimated value of the net assets of the community banking unit to its identifiable recognized and unrecognized, both tangible and intangible, assets and liabilities in a manner similar to the purchase accounting allocations required by Statement of Financial Accounting Standards No. 141R, “Business Combinations.” These allocations required the estimation of the fair values of identifiable assets and liabilities, both recognized and unrecognized, primarily using Level 3 inputs such as discounted cash flow analyses utilizing cash flow projections, credit assumptions, and discount rate assumptions and other adjustments that management assumes that a market participant would use. The implied fair value of goodwill, which had a carrying value of $32.572 million, was estimated to be $16.772 million, requiring an impairment charge of $15.800 million.

Intangible assets.  Intangible assets include a Florida banking charter and insurance agency customer renewal lists and noncompete agreements. The Company evaluated these assets for impairment during the first quarter of 2009. The assets were valued using unobservable (Level 3) inputs. The banking charter is an indefinite lived intangible asset for which the Company had recorded no amortization expense. The insurance agency assets were being amortized over their useful lives up until the time of the impairment test. The Company recorded $121 thousand in amortization expense related to the insurance agency assets during the first quarter of 2009. The banking charter was determined to be fully impaired, with an impairment charge of $1.025 million being recorded in intangible asset amortization and impairment during the first quarter of 2009. The insurance agency intangible assets were also deemed to be fully impaired with their remaining balances of $223 thousand being written off to intangible asset amortization and impairment expense.

The following table shows a reconciliation of the beginning and ending balances for nonfinancial assets that are measured at fair value on a nonrecurring basis using significant unobservable (Level 3) inputs.

	Fair Value Measurements Using
	Significant Unobservable Inputs
(Dollars in thousands)	(Level 3)
	Intangible Assets	Goodwill
Beginning balance January 1, 2009	$1,369	$32,572
Amortization expense included in earnings	(121)	-
Total impairment expenses included in earnings	(1,248)	(15,800)

Ending balance March 31, 2009	$-	$16,772

FIRST M & F CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)

Note 3:  Investment Securities

The following is a summary of the amortized cost and fair value of securities available for sale at March 31, 2009 and December 31, 2008:

	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2009:
U.S. Treasury securities	$507	$28	$-	$535
U.S. Government sponsored entities	30,311	309	32	30,588
Mortgage-backed investments	177,452	5,313	132	182,633
Obligations of states and political subdivisions	64,056	1,066	311	64,811
Other	7,728	5	1,126	6,607
Equity securities	633	-	55	578

	$280,687	$6,721	$1,656	$285,752

December 31, 2008:
U.S. Treasury securities	$509	$34	$-	$543
U.S. Government sponsored entities	8,089	308	-	8,397
Mortgage-backed investments	141,688	3,772	98	145,362
Obligations of states and political subdivisions	64,357	841	369	64,829
Other	8,712	1	1,216	7,497
Equity securities	527	-	10	517

	$223,882	$4,956	$1,693	$227,145

Fair values are determined primarily from prices obtained from an independent, nationally recognized pricing service. These prices include exchange quoted prices, dealer quoted prices and prices derived from market yields published by specialized financial database providers. Mortgage-backed securities trade in a dealer market, and therefore the prices used are derived from dealer quotes. Most non-rated municipal securities and certain corporate securities are not actively traded or quoted in a dealer market. These securities are valued using dealer provided market yields in a matrix that incorporates other factors such as credit standing and tax status. Other securities include corporate bonds and certain collateralized debt obligations (CDOs) of investment vehicles that hold trust preferred securities as collateral. The CDOs are valued based on dealer quotes, expected cash flows, discount rates for securities similar to the CDO collateral, liquidity factors and credit quality assumptions about the underlying financial institution trust preferred obligors.

Management believes that the impairments reflected as unrealized losses above are temporary and will be recovered over the investments’ holding periods. Management has the ability and intent to hold these securities until their values are recovered or to their maturity dates. In estimating whether there are other-than-temporary impairment losses management considers (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the ability and intent of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in cost. There are 6 collateralized debt obligations classified as other securities that represent the majority of unrealized losses in that category. These obligations are secured by commercial bank trust preferred securities. The impairments have arisen due to a virtual trading halt related to the liquidity crisis in corporate debt, as well as to the estimated effects of the sub-prime mortgage crisis on the financial stability of financial institution issuers of the trust preferred collateral. In December, these CDOs were downgraded to below investment grade by Moody’s. Management has evaluated the credit quality of each of the six obligations and has determined that the impairments are temporary and expects that the asset-backed credit markets will stabilize within the next 24 months. Management has evaluated these instruments for impairment within the guidelines of FASB’s EITF 99-20 as amended by FSP No. EITF 99-20-1 using the discounted cash flow approach prescribed, adjusted for assumptions concerning the estimates of ultimate collectability of the contractual cash flows, and determined that no other-than-temporary impairment condition existed.

FIRST M & F CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)

Note 3:  (Continued)

Securities with a carrying value totaling $269.887 million at March 31, 2009 and $209.310 million at December 31, 2008 were pledged to secure public deposits, short-term borrowings and for other purposes required or permitted by law.

The following is a summary of gains and losses on securities available for sale:

	Three Months Ended March 31
(Dollars in thousands)	2009	2008

Gross realized gains	$-	$11
Gross realized losses	-	-

	$-	$11

Note 4: Loans

The composition of the loan portfolio is shown in the table below:

(Dollars in thousands)	March 31		December 31
	2009	2008	2008

Commercial, financial and agricultural	$132,812	$165,605	$127,704
Non-residential real estate	720,783	737,964	745,700
Residential real estate	204,003	211,205	209,696
Home equity loans	45,116	45,796	45,791
Consumer loans	37,451	39,478	37,908
Other loans	9,087	6,120	9,796

Total loans	$1,149,252	$1,206,168	$1,176,595

The following table is a summary of the activity in the Allowance for Loan Losses for the first three months of 2009 and 2008:

(Dollars in thousands)	Three Months Ended March 31
	2009	2008
Balance at January 1	$24,918	$14,217

Loans charged off	(3,508)	(1,040)
Recoveries	256	239
Net charge-offs	(3,252)	(801)

Provision for loan losses	19,840	780

Balance at March 31	$41,506	$14,196

The provision for loan losses for the first quarter of 2009 included approximately $15.109 million related to individual loan impairments. The magnitude of the quarterly allowance depends upon the effect of economic and market factors on collateral values, the state of the economies local to our customers, historical loss patterns for different types of loans, the timing and extent of downgrades of customer borrowings as well as other qualitative factors.

FIRST M & F CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  (Continued)

Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet their payment obligations, which typically occurs when principal or interest payments are more than 90 days past due. The following table shows overall statistics for non-performing loans and other assets of the Company:

(Dollars in thousands)	March 31	December 31
	2009	2008
Nonaccrual loans	$52,084	$20,564
Other real estate	10,907	11,061

Total non-performing assets	$62,991	$31,625

Past due 90 days or more and still accruing interest	1,409	5,686
Restructured loans (accruing)	3,664	3,664

Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

The following table shows an impaired loan summary for the Company:

(Dollars in thousands)	March 31, 2009	December 31, 2008
Balance of impaired loans with an allocated allowance	$87,393	$60,259
Balance of impaired loans with no allocated allowance	$50,605	$38,175
Total recorded investment in impaired loans	$137,998	$98,434

Amount of the allowance allocated to impaired loans	$27,973	$13,282

The impaired loan totals consist primarily of collateral-dependent construction and commercial real estate loans.

FIRST M & F CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)

Note 5:  Goodwill and Other Intangible Assets

Following is a summary of intangible assets, net of accumulated amortization, included in the Consolidated Statements of Condition:

(Dollars in thousands)			Customer
		Core	Renewal	Noncompete	Banking
	Goodwill	Deposits	Lists	Agreements	Charter
Balance at December 31, 2007	$32,572	$6,292	$228	$67	$1,025
Amortization expense	-	(107)	(7)	(7)	-

Balance at March 31, 2008	$32,572	$6,185	$221	$60	$1,025

Balance at December 31, 2008	$32,572	$5,865	$198	$39	$1,025
Amortization expense	-	(107)	(7)	(7)	-
Impairment charge	(15,800)	-	(191)	(32)	(1,025)

Balance at March 31, 2009	$16,772	$5,758	$-	$-	$-

Estimated amortization expense
Remainder of 2009		$320
2010		427
2011		427
2012		427
2013		427
2014		427

Goodwill is tested for impairment annually as of the end of the fiscal year. The impairment testing as of December 31, 2008, performed internally, showed no impairment. A subsequent impairment test, triggered by the large first quarter loan loss accruals and continued decline in the Company’s common share price, was performed as of March 31, 2009. Step 1 of the test indicated that the net assets of the community banking unit of the Company had a fair value of less than their book value. Therefore, Step 2 was performed to determine if goodwill was an impaired asset in the allocation of the value of the community banking unit through the allocation of fair values to all of the identifiable assets and liabilities, both recorded and unrecorded, of the unit. The completion of this step resulted in the carrying value of goodwill exceeding its implied fair value by $15.800 million. Therefore, an impairment charge to the community banking unit’s goodwill was recorded during the first quarter of 2009.

FIRST M & F CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)

Note 5:  (Continued)

The banking charter intangible asset is a Florida charter acquired in November, 2006. The significant slowdown in the economy, especially in areas with historically heavy construction activity, throughout 2008 and into 2009 affected the Company’s ability to grow its business in the Florida panhandle. As Florida markets became less attractive due to their exposure to the slowdown in housing and deteriorating conditions in the construction market, the Company observed fewer entities desiring to enter most Florida markets. When management decided to test the goodwill asset in March 2009, it decided to evaluate the banking charter and the insurance agency customer lists and noncompete agreements. An evaluation of the assets determined that the Florida banking charter was fully impaired. Therefore, the Company charged $1.025 million to intangible asset amortization to write off the banking charter.

The agency customer renewal lists and noncompete agreements arose from acquisitions of insurance agencies by M&F Insurance Group, Inc. Management determined that the renewal values and the value of the noncompete agreements were fully impaired. Therefore, the Company charged $191 thousand for customer renewal lists and $32 thousand for noncompete agreements to intangible asset amortization to fully write off the remaining balances of the assets.

Note 6:  Variable Interest Entity and Borrowing Arrangements

The following is a summary of other borrowings at March 31, 2009 and 2008 and December 31, 2008:

(Dollars in thousands)	March 31		December 31
	2009	2008	2008
Company’s line of credit in the amount of $10,000,000, maturing in
May 2009; secured by approximately 29% of the Bank’s common
stock; interest payable quarterly at .75% below the lender’s base rate	$2,416	$2,416	$2,416

Bank’s advances from Federal Home Loan Banks, net of
unamortized purchase accounting discounts of $0, $5 and $0	138,108	141,478	149,131

Other mortgages to third parties on other real estate	-	83	-

	$140,524	$143,977	$151,547

Company’s junior subordinated debentures, interest payable quarterly at 6.44%
through March 2011, payable quarterly at 90-day LIBOR plus 1.33% through
March 2036; redeemable after March 2011	$30,928	$30,928	$30,928

The Company’s correspondent line of credit contains certain restrictive covenants related to risk-based capital ratios, allowance for loan loss as a percent of nonperforming loans, return on assets, nonperforming loans as a percent of loans and certain supervisory actions. The net loss for the first quarter of 2009 and the increase in non-performing loans caused the Company to continue to be in violation of the return on assets covenant and additionally to be in violation of the nonperforming loan covenant. The correspondent bank has granted a temporary waiver of these covenant violations.

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

FIRST M & F CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)

Note 7:  Preferred Stock and Common Stock Warrant

On February 27, 2009, the Company issued 30,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Class B Nonvoting, Series A (no par) to the U. S. Treasury as part of its participation in the Capital Purchase Program. Concurrent with the issuance of the preferred stock, the Company also issued a ten-year warrant to purchase up to 513,113 shares of the Company’s common stock at an exercise price of $8.77 per share to the U. S. Treasury. The Company received $30.000 million from the U. S. Treasury in exchange for the preferred stock and common stock warrant.

Cumulative dividends on the Class B, Series A Preferred Stock will accrue on the $1,000 liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter but will be paid only if, as, and when declared by the Company’s Board of Directors. The Class B, Series A Preferred Stock has no maturity date and ranks senior to the Common Stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company. The Class B, Series A Preferred Stock is generally non-voting.

The Company may redeem the Class B, Series A Preferred Stock in whole or in part at $1,000 per share after May 15, 2012. Prior to this date, except as permitted under the American Recovery and Reinvestment Act of 2009 and other agreements with the U. S. Treasury, the Company may redeem the Class B, Series A Preferred Stock in whole or in part at par if (1) the Company has raised aggregate gross proceeds in one or more Qualified Equity Offerings in excess of $7.5 million, and (2) the aggregate redemption price does not exceed the aggregate net proceeds from such Qualified Equity Offerings. Any redemption is subject to the consent of the Federal Reserve Bank of St. Louis, which is the Company’s primary Federal banking regulator.

Upon issuance, the fair values of the Class B, Series A Preferred Stock and the associated warrant were computed as if the instruments were issued on a stand alone basis. The fair value of the preferred stock was estimated based on the observed market values for bank preferred stock-related investments adjusted for the estimated lack of liquidity for the sale of a new issue of preferred stock by a small community bank. The analysis resulted in an estimated stand-alone fair value of the Class B, Series A Preferred Stock of $13.864 million. The Company used an options pricing model to estimate the fair value of the warrant, resulting in a stand-alone fair value of $660 thousand. The most significant and unobservable assumption in this valuation was volatility. The Company used an estimated value based on a combination of the ten-year, five-year, and one-year calculations of the trading volatility of its Common Stock, which the Company believed would be similar to the estimate used by market participants. The individual fair values were used to record the preferred stock and associated warrant on a relative fair value basis, with the warrants being recorded in Additional Paid-in Capital and the preferred stock being recorded at a discount of approximately $1.363 million. Accretion of the discount associated with the preferred stock is recognized as an increase to preferred stock dividends in determining net income available to common shareholders. The discount is being amortized over a five-year period using the effective yield method. The discount recognized during the first quarter of 2009 was $20 thousand.

FIRST M & F CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)

Note 8:  Pension and Other Employee Benefit Plans

As discussed in Note 18 to the December 31, 2008 financial statements, the Bank has a defined benefit pension plan covering substantially all full time employees of the Bank and its subsidiaries. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” as of December 31, 2006. The Company adopted the measurement date provisions of SFAS No. 158 as of December 31, 2008. The following table provides a summary of the components of the Unamortized Pension Costs recognized in stockholders’ equity as of March 31, 2009 and December 31, 2008:

(Dollars in thousands)	Balance	2009	Balance
	12/31/08	Amortization	03/31/09
Unamortized transition asset	$(7)	$2	$(5)
Unamortized prior service cost	(99)	9	(90)
Unamortized actuarial loss	4,529	(226)	4,303
	4,423	(215)	4,208
Deferred taxes	(1,650)	80	(1,570)
Net unamortized pension costs	$2,773	$(135)	$2,638

The following is a summary of the components of net periodic benefit costs for the three-month periods ended March 31, 2009 and 2008:

(Dollars in thousands)	Three Months Ended March 31
	2009	2008
Service cost	$-	$-
Interest cost	121	115
Expected return on plan assets	(117)	(155)
Amortization of transition asset	(2)	(2)
Amortization of prior service costs	(9)	(9)
Recognized actuarial loss	226	81

Net pension cost	$219	$30

The Company did not make any contributions to the pension plan during the first quarters of 2008 and 2009. The Company has not determined the level of contributions to make to the pension plan during 2009.

The Company made no contributions to the ESOP and $138 thousand in matching contributions to the 401k plan during the first quarter of 2009. The Company made $75 thousand in contributions to the ESOP and $169 thousand in matching contributions to the 401k plan during the first quarter of 2008.

The Company has a nonqualified deferred compensation plan for certain senior officers. Participants deferred $18 thousand of compensation and received $2 thousand in distributions during the first three months of 2009. Participants deferred $26 thousand of compensation and received $29 thousand in distributions during the first three months of 2008. Employee benefit expenses include credits for earnings declines attributed to the participants’ accounts of $54 thousand for the first three months of 2009 and $7 thousand for the first three months of 2008. The plan incurred $1 thousand of expenses during the first three months of 2009 and no expenses during the first three months of 2008. Liabilities of the plan were $360 thousand at March 31, 2009 and $439 thousand at March 31, 2008, substantially all of which were vested.

FIRST M & F CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)

Note 9:  Share-based Compensation

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

The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model.

The following table is a summary of outstanding options and weighted average exercise prices:

	Three Months Ended March 31
	2009		2008
	Number	Price	Number	Price
January 1	135,500	$16.04	128,500	$16.16
Exercised	-	-	-	-
Cancelled	-	-	-	-
Granted	-	-	-	-

March 31	135,500	$16.04	128,500	$16.16

Exercisable at March 31, 2009	118,500	$16.00
Available for additional grant at March 31, 2009	264,500

The Company estimates a forfeiture rate of 9.45% (1.89% annual rate) for stock options issued to employees and a forfeiture rate of 5.45% (1.09% annual rate) for stock options issued to directors in determining net compensation costs.

In August and December 2005, in December 2006 and in December 2007 the Company issued restricted stock awards to certain senior officers of the Company. The shares vest in one (1) to seven (7) years and are potentially forfeitable until the vesting date. Additionally the shares include a performance condition that may accelerate vesting at the achievement of a diluted earnings per share and net income target. Non-achievement of the performance condition during the vesting period would not prevent vesting of the shares. At March 31, 2009, there was $882 thousand in unrecognized compensation cost. The Company estimates that 4.00% (.57% annual rate) of the nonvested shares will be forfeited in determining net compensation expenses recognized. In December 2007, 1,500 shares of restricted stock with a fair value of $24 thousand became fully vested and outstanding. In August 2008, 1,766 shares of restricted stock with a fair value of $19 thousand became fully vested and outstanding, and in December 2008, 1,500 shares of restricted stock with a fair value of $13 thousand became fully vested and outstanding. The following table provides a summary of the restricted share activity:

		Grant Date
	Shares	Fair Value
January 1, 2008	123,516	$16.89
Granted in 2008	-	-
Forfeited in 2008	(14,000)	17.08
Vested in 2008	(3,266)	18.23
December 31, 2008	106,250	16.82
Forfeited in 2009	(8,000)	16.86
March 31, 2009	98,250	$16.82

FIRST M & F CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)

Note 10:  Earnings Per Share

Effective January 1, 2009, the Company adopted Financial Accounting Standards Board Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Corporation has determined that its outstanding non-vested restricted stock awards are participating securities. Accordingly, effective January 1, 2009, earnings per common share are computed using the two-class method prescribed by SFAS No. 128, “Earnings Per Share.” All previously reported earnings per common share data has been retrospectively adjusted to conform to the new computation method.

(Dollars in thousands, except per share data)	Three Months Ended March 31
	2009	2008
Net income (loss)	$(27,241)	$3,139
Preferred dividends	154	-
Net income (loss) attributable to common stock	(27,395)	3,139

Net income (loss) allocated to common stockholders:
Distributed	1,178	1,178
Undistributed	(28,267)	1,919
	$(27,089)	$3,097

Weighted-average basic common and participating shares outstanding	9,165,507	9,187,827
Less: weighted average participating restricted shares outstanding	102,161	123,516
Weighted-average basic shares outstanding	9,063,346	9,064,311

Basic net income (loss) per share	$(2.99)	$.34

Weighted-average basic common and participating shares outstanding	9,165,507	9,187,827
Add: share-based options and stock warrant	-	1,836
	9,165,507	9,189,663
Less: weighted average participating restricted shares outstanding	102,161	123,516
Weighted-average dilutive shares outstanding	9,063,346	9,066,147

Dilutive net income (loss) per share	$(2.99)	$.34

Weighted-average shares of potentially dilutive instruments that are not included in the dilutive share calculation due to anti-dilutive effect:
Compensation plan-related stock options	135,500	118,500
Common stock warrant	188,141	-

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

Forward Looking Statements

Certain of the information included in this discussion contains forward looking financial data and information that is based upon management’s belief as well as certain assumptions made by, and information currently available to management. Should the assumptions prove to be significantly different, actual results may vary from those estimated, anticipated, projected or expected. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following:

•	A significant weakening of the economy.

•	A collapse of real estate values or the values of other assets that may serve as collateral on customers’ borrowings.

•	Adverse changes in interest rates that could destabilize the Company’s net interest margins.

•	An unanticipated inflationary spike or deflationary decline.

•	A market crash or a highly volatile market.

•	A loss of market liquidity for financial products.

•	Unfavorable judgments in ongoing litigation.

•	Technological disruptions or breaches.

•	Unanticipated catastrophic events or natural disasters.

•	Unforeseen new competition from outside the traditional financial services industry.

•
Unanticipated changes in laws and regulations related to businesses that the Company is in or anticipates entering into or related to transactions that the Company engages in or anticipates engaging in.

FIRST M & F CORPORATION

Financial Summary

The Company incurred a net loss for the first quarter of 2009 of $27.241 million, or $2.99 basic and diluted loss per share as compared to earnings of $3.139 million, or $.34 basic and diluted earnings per share for the same period in 2008 and a net loss of $4.357 million or $.48 basic and diluted loss per share for the fourth quarter of 2008. Major factors contributing to the decrease in year-over-year earnings were (1) an increase of $19.060 million in loan loss accruals as compared to 2008, (2) a decrease of $56.916 million in loans outstanding from the first quarter of 2008 to the first quarter of 2009, (3) a net interest margin of 3.33% for the first three months of 2009 as compared to 3.66% for the first three months of 2008, (4) a goodwill impairment charge of $15.800 million during the first quarter of 2009, and (5) additional intangible asset impairment charges of $1.248 million.

Highlights for the first three months of 2009 and 2008 are as follows:

•	The Company received $30.000 million in February 2009 from the U. S. Treasury for preferred stock and a stock warrant as a participant in the U. S. Treasury’s TARP Capital Purchase Program
•	Debit card revenues increased by 12.06% over the first quarter of 2008
•	The net interest margin decreased to 3.33% in the first quarter of 2009 from 3.60% in the fourth quarter of 2008 and 3.66% in the first quarter of 2008
•	Loans held for investment decreased by $27.343 million during the first quarter of 2009 and by $13.267 million during the first quarter of 2008
•	Nonaccrual loans were 4.51% of total loans at March 31, 2009 as compared to 1.74% at December 31, 2008 and .78% at March 31, 2008
•	Annualized net charge-offs were 1.13% for the first quarter of 2009 as compared to 1.79% for the fourth quarter of 2008 and .27% for the first quarter of 2008
•	Closed a full-service branch in Collierville, Tennessee in February 2009

FIRST M & F CORPORATION

The following table shows the quarterly net loan, non-interest bearing deposit, and interest bearing deposit growth for the last five quarters:

(Net change, in thousands)
		Non-Interest	Interest
	Loans	Bearing Deposits	Bearing Deposits
1st Qtr 2008	(13,267)	(4,126)	55,246
2nd Qtr 2008	(10,966)	65	(45,263)
3rd Qtr 2008	11,011	(8,165)	(8,749)
4th Qtr 2008	(29,618)	(291)	10,215
1st Qtr 2009	(27,343)	12,697	39,076

The following table shows the quarterly net interest income, loan loss accruals, non-interest income and non-interest expense amounts for the last five quarters:

(Net amount, in thousands)

	Net Interest	Loan Loss	Non-Interest	Non-Interest
	Income	Accruals	Income	Expense
1st Qtr 2008	13,127	780	5,512	13,354
2nd Qtr 2008	13,100	6,080	5,270	13,460
3rd Qtr 2008	13,020	2,190	5,517	13,229
4th Qtr 2008	12,749	10,684	4,832	14,241
1st Qtr 2009	11,844	19,840	5,188	31,043

The following table shows the components of pre-tax basic earnings (loss) per share for the last five quarters:

	1st Qtr 2009	4th Qtr 2008	3rd Qtr 2008	2nd Qtr 2008	1st Qtr 2008
Net interest income	$1.31	$1.41	$1.43	$1.45	$1.44
Loan loss expense	2.19	1.18	.24	.67	.09
Noninterest income	.57	.53	.61	.58	.61
Noninterest expense	3.42	1.57	1.46	1.49	1.47
Net income (loss) before taxes	(3.73)	(.81)	.34	(.13)	.49

FIRST M & F CORPORATION

The following table shows performance ratios for the last five quarters:

	1st Qtr 2009	4th Qtr 2008	3rd Qtr 2008	2nd Qtr 2008	1st Qtr 2008
Net interest margin	3.33%	3.60%	3.70%	3.73%	3.66%
Efficiency ratio	80.41	79.29	69.93	71.85	70.33
Return on assets	(6.71)	(1.08)	.55	(.12)	.76
Return on equity	(73.59)	(12.27)	6.27	(1.30)	8.87
Noninterest income to avg. assets	1.28	1.19	1.37	1.31	1.34
Noninterest income to revenues (1)	29.81	26.90	29.16	28.13	29.03
Noninterest expense to avg assets	7.65	3.52	3.29	3.34	3.25
Salaries and benefits to total noninterest expense	23.07	47.47	54.66	54.28	57.33
Contribution margin (2)	58.85	62.36	61.78	61.00	59.68
Nonaccrual loans to loans	4.51	1.74	1.82	.94	.78
90 day past due loans to loans	.12	.48	.05	.33	.45
Annualized net charge offs as a percent of average loans	1.13	1.79	.49	.46	.27
(1)	Revenues equal tax-equivalent net interest income before loan loss expense, plus noninterest income.
(2)	Contribution margin equals revenues minus salaries & benefits, divided by revenues.

The following table shows revenue related performance statistics for the last five quarters:

(Dollars in thousands)	1st Qtr 2009	4th Qtr 2008	3rd Qtr 2008	2nd Qtr 2008	1st Qtr 2008
Mortgage originations	$23,992	$14,379	$12,926	$17,443	$17,697
Commissions from annuity sales	9	11	18	49	26
Trust revenues	57	56	56	86	72
Retail investment revenues	59	75	61	112	66
Revenues per FTE employee	32	33	34	33	34
Agency commissions per agency FTE employee (1)	25	23	29	25	25
(1) Agency commissions are property, casualty, life and health commissions produced by the insurance agency personnel.

The following table shows additional statistics for the Company at the end of the last five quarters:

	1st Qtr 2009	4th Qtr 2008	3rd Qtr 2008	2nd Qtr 2008	1st Qtr 2008
Full-time equivalent employees	535	543	548	556	565
Number of noninterest-bearing deposit accounts	34,509	35,112	35,907	36,455	37,329

FIRST M & F CORPORATION

Net Interest Income

Net interest income before loan loss expense for the first quarter of 2009 was $11.844 million as compared to $13.127 million for the first quarter of 2008 and $12.749 million for the fourth quarter of 2008. For the first quarter of 2009 compared to the same quarter of 2008: earning asset yields decreased by 133 basis points, liability costs decreased by 109 basis points, the net interest spread decreased by 24 basis points and the net interest margin decreased by 33 basis points. For the first quarter of 2009 compared to the fourth quarter of 2008: earning asset yields decreased by 54 basis points, liability costs decreased by 30 basis points, the net interest spread decreased by 24 basis points and the net interest margin decreased by 27 basis points.

Balance sheet dynamics affecting the comparative net interest margins for the first quarter of 2009 compared to 2008 include (1) a decrease of 3.96% in average loans held for investment, (2) a decrease in average loans as a percentage of earning assets from 81.90% in the first quarter of 2008 to 78.40% in the first quarter of 2009, (3) an increase in average interest-bearing deposits of .84%, (4) a decrease in average other borrowings of 12.31% and (5) an increase in average noninterest-bearing deposits as a percentage of total assets from 10.89% in 2008 to 10.95% in 2009.

Balance sheet dynamics affecting the comparative net interest margins for the first quarter of 2009 compared to the fourth quarter of 2008 include (1) a decrease of 2.65% in average loans held for investment, (2) a decrease in average loans as a percentage of earning assets from 82.52% in the fourth quarter of 2008 to 78.40% in the first quarter of 2009, (3) an increase in average interest-bearing deposits of 4.50%, (4) a decrease in average other borrowings of 9.52% and (5) a decrease in average noninterest-bearing deposits as a percentage of total assets from 11.05% in the fourth quarter of 2008 to 10.95% in the first quarter of 2009.

Yield and cost dynamics affecting the comparative net interest margins for the first quarter of 2009 compared to 2008 include (1) a decrease of 134 basis points in yields on loans held for investment and for sale, (2) a decrease of 92 basis points in investment and short-term funds yields, (3) a decrease of 121 basis points in costs of deposits and (4) a decrease of 28 basis points in costs of borrowings.

Yield and cost dynamics affecting the comparative net interest margins for the first quarter of 2009 compared to the fourth quarter of 2008 include (1) a decrease of 42 basis points in yields on loans held for investment and for sale, (2) a decrease of 70 basis points in investment and short-term funds yields, (3) a decrease of 33 basis points in costs of deposits and (4) an increase of 10 basis points in costs of borrowings.

FIRST M & F CORPORATION

The decrease in asset yields for the first quarter of 2009 as compared to the same period in 2008 can be attributed to (1) a decrease in the prime lending rate of 400 basis points during 2008, (2) a steady decrease in short-term Treasury rates from 3.07% in December 2007 to 1.28% in March 2008 and .03% in December 2008 and (3) a decrease in loan activity through the second half of 2008 and into 2009. Average loans held to maturity were $1.201 billion during the fourth quarter of 2007 and $1.213 billion during the first quarter of 2008. In contrast, average loans held to maturity decreased from $1.197 billion during the fourth quarter of 2008 to $1.165 billion during the first quarter of 2009. Yields on loans held to maturity followed the prime rate trend, decreasing from 7.36% for the first quarter of 2008 to 6.03% for the first quarter of 2009. Deposit costs decreased to 2.30% for the first quarter of 2009 from 2.63% for the fourth quarter of 2008 and 3.51% for the first quarter of 2008. Average interest-bearing checking accounts increased by 30.14% and average money-market deposits increased by 4.25% while average certificates of deposit decreased by 9.67% from the first quarter of 2008 to the first quarter of 2009 as the Company successfully implemented a strategy during 2008 to replace certificates of deposit with premium-rate money-market and NOW accounts.

Net interest margins should be affected during the remainder of 2009 by the shape of the yield curve, credit spreads that are being priced into the corporate markets, and a lack of demand for commercial and consumer credit. The yield curve spread between the 3-month and 5-year Treasuries was 42 basis points during December 2007 and 120 basis points during March 2008. However, the 3-month to 5-year Treasury spread moved between 120 and 210 basis points throughout the last nine months of 2008, settling at 149 basis points in December. Although the absolute value of interest rates decreased significantly during the last three quarters of 2008, the spreads between short-term and medium-term Treasuries remained fairly stable. The AAA corporate bond to 3-month Treasury spread was 242 basis points during December 2007 and had widened to 423 basis points during March 2008. This measure of credit spreads was 502 basis points during December 2008 and was 528 basis points during March 2009, a direct result of the tightened liquidity in the corporate debt markets and heightened demand for Treasury securities as a safe-haven investment. The economy has continued to weaken since 2007 with a considerable slowing in the housing and construction sectors. The Federal Reserve Board has responded by providing liquidity facilities to the commercial and investment banking sectors as well as through discount rate reductions. The Federal Open Market Committee decreased its Fed funds target rate from 4.25% at the end of 2007 to a range of 0% to .25% at the end of 2008. Federal legislation was passed in 2008 in the form of the Emergency Economic Stabilization Act, which authorized the U. S. Treasury to implement the Troubled Asset Relief Program (TARP) in an effort to remove investments that had significant market losses and provide liquidity in their place. The Company received $30.000 million in funding from the TARP’s Capital Purchase Program in 2009. This liquidity should help the Company in funding asset growth and in displacing high-cost sources of funds.

Management expects loan yields to continue to decrease over the course of 2009. Management expects deposit costs to continue to decrease as certificates of deposit mature and reprice in the current lower rate environment or are displaced by other competitive interest-bearing checking and money-market accounts. While certificates of deposit are not being aggressively marketed, the focus for 2009 and beyond has been and will continue to be the accumulation of core deposits and the building of customer relationships that accompany those deposits. The base product for this effort during 2008 and into 2009 has been the Summit interest-bearing checking account. Balances in this product have grown from $4.738 million at the end of 2007 to $60.784 million at December 31, 2008.

FIRST M & F CORPORATION

The following table shows the components of the net interest margin for the first quarters of 2009 and 2008 and the fourth quarters of 2008 and 2007:

	Yields/Costs		Yields/Costs
	1st Quarter, 2009	4th Quarter, 2008	1st Quarter, 2008	4th Quarter, 2007
Interest bearing bank balances	0.16%	0.56%	3.15%	4.18%
Federal funds sold	0.22	0.78	3.40	4.34
Taxable investments	4.92	5.23	5.03	4.89
Tax-exempt investments	6.07	6.13	6.24	6.24
Loans held for sale	3.56	4.44	5.52	5.56
Loans held for investment	6.03	6.44	7.36	7.75
Earning asset yield	5.63	6.17	6.96	7.30

Interest checking	1.37	1.49	1.46	1.43
Money market deposits	1.70	2.25	2.74	2.82
Savings	1.65	2.02	2.76	2.88
Certificates of deposit	3.04	3.30	4.49	4.65
Short-term borrowings	1.31	2.08	3.30	4.41
Other borrowings	4.60	4.47	4.75	5.01
Cost of interest-bearing liabilities	2.60	2.90	3.69	3.91

Net interest spread	3.03	3.27	3.27	3.36
Effect of non-interest bearing deposits	.31	.35	.44	.50
Effect of leverage	(.01)	(.02)	(.05)	(.06)
Net interest margin, tax-equivalent	3.33	3.60	3.66	3.83
Less: Tax equivalent adjustments:
Investments	.09	.09	.09	.07
Loans	.01	.01	.01	.01
Reported book net interest margin	3.23%	3.50%	3.56%	3.75%

The following table shows average balance sheets for the first quarters of 2009 and 2008 and the fourth quarters of 2008 and 2007:

(Dollars in thousands)
	1st Quarter, 2009	4th Quarter, 2008	1st Quarter, 2008	4th Quarter, 2007
Interest bearing bank balances	$16,195	$9,086	$9,893	$4,616
Federal funds sold	44,819	19,568	10,463	3,656
Taxable investments	191,111	161,999	188,424	191,632
Tax-exempt investments	59,875	57,598	52,139	46,488
Loans held for sale	8,987	5,208	7,104	6,089
Loans held for investment	1,165,086	1,196,806	1,213,121	1,200,977
Earning assets	1,486,073	1,450,265	1,481,144	1,453,458
Other assets	159,482	161,179	173,807	172,298
Total assets	$1,645,555	$1,611,444	$1,654,951	$1,625,756

Interest checking	263,716	214,154	202,638	181,676
Money market deposits	172,747	179,120	165,706	137,052
Savings deposits	114,655	114,742	111,973	105,331
Certificates of deposit	573,580	568,279	634,966	621,897
Short-term borrowings	10,163	13,127	7,319	12,977
Other borrowings	176,133	194,655	200,849	227,435
Interest-bearing liabilities	1,310,994	1,284,077	1,323,451	1,286,368
Noninterest-bearing deposits	180,207	178,088	180,161	188,496
Other liabilities	4,226	7,949	8,950	11,436
Stockholders’ equity	150,128	141,330	142,389	139,456
Liabilities and stockholders’ equity	$1,645,555	$1,611,444	$1,654,951	$1,625,756

Loans to earning assets	78.40%	82.52%	81.90%	82.63%
Loans to assets	70.80%	74.27%	73.30%	73.87%
Earning assets to assets	90.31%	90.00%	89.50%	89.40%
Noninterest-bearing deposits to assets	10.95%	11.05%	10.89%	11.59%
Equity to assets	9.12%	8.77%	8.60%	8.58%

FIRST M & F CORPORATION

Provision for Loan Losses

The accrual for the provision for loan losses for the first three months of 2009 was $19.840 million as compared to $780 thousand for the first three months of 2008. Net charge-offs were $3.252 million for the first three months of 2009 as compared to $801 thousand for the first three months of 2008. The allowance for loan losses as a percentage of loans was 3.61% at March 31, 2009, 2.12% at December 31, 2008, and 1.18% at March 31, 2008.

During the course of 2008 and into 2009 the loan loss provision has been more influenced by the effect of deteriorating real estate values on loans that are individually reviewed for impairment. The Credit Risk Management section of this discussion provides further details on the allowance provisioning process.

Non Interest Income

Noninterest income, excluding securities transactions, for the first quarter of 2009 was $5.188 million as compared to $5.501 million for the same period in 2008 and $4.831 million in the fourth quarter of 2008. For the first quarter of 2009 as compared to the first quarter of 2008: (1) deposit revenues decreased by $271 thousand, (2) mortgage banking revenues decreased by $25 thousand and (3) agency commissions decreased by $30 thousand. For the first quarter of 2009 as compared to the fourth quarter of 2008: (1) deposit revenues decreased by $406 thousand, (2) mortgage banking revenues increased by $180 thousand and (3) agency commissions increased by $37 thousand.

The first quarter of 2009 showed a decrease of 9.70% from the first quarter of 2008 and a 13.87% decrease from the fourth quarter of 2008 in deposit revenues. Overdraft fee revenues, which comprise approximately 70% of deposit revenues, decreased by 16.34% from the first quarter of 2008 to the first quarter of 2009 and decreased by 20.12% from the fourth quarter of 2008 to the first quarter of 2009. The decline in the first quarter of 2009 from the first and fourth quarters of 2008 was due to decreased item volumes as first quarter 2009 volumes were lower than first quarter 2008 volumes by 16.34% and lower than fourth quarter 2008 volumes by 20.12%. Overdraft fees are per item charges applied to each check paid on an overdrawn account or returned. The per item fee is determined by the Company’s pricing committee and is based primarily on the competitive market prices as well as on costs associated with processing the items. The majority of the volumes of overdraft items processed comes from customers in the Company’s overdraft protection program which grants overdraft limits to customers, generally allows account activity up to the overdraft limit balance, and requires that accounts have positive balances at some point within a thirty day period. Overdrafts are considered loans for accounting purposes and therefore are subject to the Company’s loan accounting policies concerning the charging off of accounts to the allowance for loan losses. Interest charged on overdrawn balances, based on the Federal discount rate, is recorded as interest on loans. The overdraft protection program is designed to help customers with their cash flow needs and is not extended to individuals who are poor credit risks. Debit card revenues increased by 12.06% from the first quarter of 2008 to the first quarter of 2009 and increased by 3.27% from the fourth quarter of 2008 to the first quarter of 2009.

Management expects overdraft fee revenues to continue to be a significant component of deposit revenues and expects to see debit card revenues and transaction activity continue to grow through the remainder of 2009.  The following table shows the components of service charges on deposit accounts:

	Three Months Ended
(Dollars in thousands)	March 31
	2009	2008
Service charge revenues	$336	$355
Debit/ATM card revenues	579	517
Overdraft fee revenues	1,607	1,921
Service charges on deposit accounts	$2,522	$2,793

FIRST M & F CORPORATION

Mortgage banking income decreased by 6.36% from the first quarter of 2008 to the first quarter of 2009 and increased by 95.74% from the fourth quarter of 2008 to the first quarter of 2009. Mortgage originations increased by 35.57% from the first quarter of 2008 to the first quarter of 2009 and increased by 66.85% from the fourth quarter of 2008 to the first quarter of 2009. For 2008 mortgage rates hit their peak in July at 6.63%. Mortgage rates decreased steadily from the end of October 2008 through the first quarter of 2009. The lower rate environment resulted in a significant increase in mortgage refinancings during the first quarter of 2009. If the Federal Reserve continues its efforts to purchase mortgage-backed securities then mortgage rates should remain low. However, the housing market will need to recover with new and existing home sales returning to normal levels for mortgage revenues to experience sustained growth.

Agency commission income decreased by 3.00% from the first quarter of 2008 to the first quarter of 2009 and increased by 3.96% from the fourth quarter of 2008 to the first quarter of 2009. For the first quarter of 2009 as compared to the first quarter of 2008, property & casualty commissions decreased by .99% while annuity insurance commissions decreased by 64.81% and title insurance commissions decreased by 28.85%. Insurance commission revenues are expected to be influenced by economic activity, as consumers and businesses alike are reducing spending.

Significant components of other income for the first quarters of 2009 and 2008 and the fourth quarters of 2008 and 2007 are contained in the following table:

(Dollars in thousands)	1Q2009	4Q2008	1Q2008	4Q2007
Agency profit-sharing revenues	$425	$18	$368	$32
Loan fees	110	26	129	102
Gains on student loan sales	73	10	29	14
All other income	486	468	499	530
Total other income	$1,094	$522	$1,025	$678

The Company has a strategy to increase noninterest revenues as a proportion of total revenues over time. Noninterest revenues as a percentage of total revenues increased from 29.03% in the first quarter of 2008 to 29.81% in the first quarter of 2009, and increased from 26.90% in the fourth quarter of 2008 to 29.81% in the first quarter of 2009. Another metric that the Company monitors is revenues per full-time employee, which were approximately $32 thousand per employee for the first quarter of 2009 and $33 thousand per employee for the fourth quarter of 2008 as compared to $34 thousand for the first quarter of 2008 and $34 thousand for the fourth quarter of 2007. Insurance product revenues per producer remained fairly constant from $25 thousand per producer in the first quarter of 2008 and $17 thousand per producer in the fourth quarter of 2007 to $25 thousand per producer in the first quarter of 2009 and $23 thousand per producer in the fourth quarter of 2008. Management’s strategic focus is to improve revenues generated per employee while maintaining stability in revenue growth by increasing the mix of noninterest revenues to total revenues.

Non Interest Expense

Noninterest expenses increased by 132.45% from the first quarter of 2008 to the first quarter of 2009 and increased by 117.97% from the fourth quarter of 2008 to the first quarter of 2009. Excluding goodwill and other intangible asset impairment charges of $17.048 million in the first quarter of 2009, noninterest expenses increased by 4.79% from the first quarter of 2008 to the first quarter of 2009 and decreased by 1.74% from the fourth quarter of 2008 to the first quarter of 2009.

Salary and benefit expenses, which comprise approximately 53% of noninterest expenses, decreased by 6.45% from the first quarter of 2008 to the first quarter of 2009 and increased by 5.93% from the fourth quarter of 2008 to the first quarter of 2009. The linked-quarter increase was due to the reduction of bonus accruals of approximately $300 thousand across the organization during the fourth quarter of 2008 due to the Company’s non-achievement of certain performance targets. The number of full-time equivalent employees was 535 at March 31, 2009, 543 at December 31, 2008, 565 at March 31, 2008, and 564 at December 31, 2007. Foreclosed property expenses increased significantly in 2009 over 2008 commensurate with an increase in other real estate foreclosures beginning in the second half of 2008. Foreclosed property expenses for 2009 include $530 thousand in losses on sales of properties. FDIC insurance assessments increased significantly over the first quarter of 2008 as (1) assessment rates for the first quarter of 2009 were increased by 7 basis points by the FDIC over the 2008 assessment rates, (2) credits used to reduce assessments paid were fully used up by the third quarter of 2008, and (3) amounts paid due to the special assessment for insured deposits in excess of $250,000 in the Temporary Liquidity Guarantee Program. Noninterest expenses as a percent of average assets increased from 3.25% in the first quarter of 2008 to 7.65% in the first quarter of 2009, and increased from 3.52% in the fourth quarter of 2008 to 7.65% in the first quarter of 2009. Excluding one-time goodwill and intangible asset impairment charges of $17.048 million, noninterest expenses as a percent of average assets for the first quarter of 2009 were 3.45%.

FIRST M & F CORPORATION

Significant components of other expense for the first quarters of 2009 and 2008 and the fourth quarters of 2008 and 2007 are contained in the following table:

(Dollars in thousands)	1Q2009	4Q2008	1Q2008	4Q2007
Postage and shipping	$243	$232	$234	$243
Supplies	227	216	259	274
Legal expenses	137	281	165	(129)
Other professional expenses	126	335	194	125
Insurance expenses	223	225	237	248
Debit card processing expenses	182	176	160	149
All other expenses	1,322	1,486	1,301	1,177
Total other expense	$2,460	$2,951	$2,550	$2,087

Goodwill Impairment

Goodwill is tested for impairment on an annual basis and also when there are indicators that an impairment may have occurred. There was no impairment recognized as a result of the goodwill impairment tests performed by the Company through 2008. An additional impairment test was performed at the end of November 2008 due to the considerable credit problems encountered and because the stock price, and therefore the market value of the company, had decreased by 47.34%. The tested community banking unit, with lower intermediate-term cash flow projections than it had one year ago, did have a calculated fair value that was less than its book value. The fair value calculation was based on a discounted cash flow analysis that assumed continued credit loss expectations through 2009, a projection of noninterest revenues and expenses based on historical growth and future market expectations and a projection of net interest income starting at the current margins with expectations for future decreases in the margins and increases in loan volumes. A minimum tangible capital ratio was required to be maintained as well. A terminal value was determined using a standard multiple of earnings and a market discount rate was applied to the series of cash flows to arrive at a fair value. The book value in excess of fair value implied that the net assets of the community banking unit were impaired. The second step of the goodwill calculation was performed to assign fair values to the identifiable assets and liabilities of the community banking unit to determine if the goodwill asset, which would be a residual, was worth at least as much as its carrying value. In the marking of community banking assets to market for the impairment test, the loan portfolio absorbed the majority of the valuation decreases from a year ago. The loan portfolio had suffered from credit deterioration during 2008 and observations of the Company’s current markets indicated that more deterioration could be expected. The loan portfolio was valued using assumptions concerning the recoverability of the nonaccrual loans that were currently identified. The remaining unadjusted loan portfolio cash flows were discounted using credit spreads observable in the corporate bond market. This analysis resulted in a much lower fair value being assigned to the loan portfolio than its carrying value. Management concluded that the community banking unit’s impairment was primarily due to impairment in the loan portfolio and not in the goodwill asset. Therefore, no goodwill impairment was recorded when the fair value of the community banking unit was allocated to all assets and liabilities, leaving the original community banking unit goodwill intact. As a result, no goodwill impairment was recognized from the November test.

In the fourth quarter of 2008 loan loss accruals of $10.684 million were recorded for loan impairments, confirming the decrease in net realizable loans that was implied in the November goodwill impairment testing. The Company performed a subsequent goodwill impairment test as of December 31, 2008 with no goodwill impairment indicated. The fair value of the community banking unit was valued using a discounted cash flow analysis. Earnings were expected to be positive for 2009, with approximately $12.000 million in loan losses, and subsequently returning to normal over time and achieving a 1.00% return on assets in the fourth year of the five-year projection. Low loan growth was expected with no improvement in the net interest margins. The same discount rate and multiple of earnings terminal value were used from the November test. Even though the first step test of the community banking unit resulted in an estimated fair value in excess of its carrying value, a valuation of the loan portfolio was performed to determine if there was still a significant difference between its fair value and book value. This valuation confirmed that the loan portfolio had a fair value of approximately $65 million less than its gross (before being reduced by the allowance for loan losses) balance as disclosed in Note 20 concerning fair value, in the Company’s December 31, 2008 financial statements. Therefore, if the fair value of the community banking unit had been less than its book value, the impairment would have been primarily in the loan portfolio and not in the goodwill asset.

FIRST M & F CORPORATION

The Company evaluated its goodwill asset as of March 31, 2009 after the stock price continued to fall from $8.46 per share at December 31, 2008 to $6.12 per share at March 31, 2009 and as the Company continued to accrue for sizeable losses in the real estate construction loan portfolio, resulting in unexpected first quarter net losses. The Company determined that another impairment test of the community banking unit’s goodwill was needed. A significant change to the analysis was also made by redefining the community banking unit as the consolidated company, therefore including funding sources and investments that had previously been allocated to the treasury unit. This was done since (1) the treasury area was used by the community banking operations more than any other part of the organization and (2) funding sources such as debentures that were issued in a trust preferred transaction were obtained to benefit the bank’s capital position. The implied fair value of goodwill was determined after valuing the community banking unit of the Company using primarily Level 3 inputs based primarily on historical deal prices for community banks, adjusted for bank size and credit quality factors. This resulted in a fair value of the community banking unit that was less than the book value by approximately $17 million. The December test, based on discounted cash flow analysis, had resulted in a fair value in excess of book value by approximately $6 million. Therefore, the net assets of the community banking unit were assumed to be impaired and a second step of assigning individual fair values to identified assets and liabilities was performed to determine if the goodwill asset was impaired. After fair values were assigned to the identifiable assets and liabilities, the residual amount that was assigned to goodwill, its implied fair value, was approximately $15.800 million less than its book value. In comparing the fair value allocations in the March test to the December and November tests, the primary differences were (1) a lower fair value estimate for the community banking unit based on the valuation using observable merger transaction prices, (2) the deterioration in the fair value of the trust preferred-related debentures, and (3) a leveling out of the loan portfolio deterioration implied in the valuations. The implied fair value of goodwill was estimated to be $16.772 million, requiring an impairment charge of $15.800 million.

Intangible asset impairments

The banking charter intangible asset is a Florida charter acquired in November, 2006. The significant slowdown in the economy, especially in areas with historically heavy construction activity, throughout 2008 and into 2009 affected the Company’s ability to grow its business in the Florida panhandle. As Florida markets became less attractive due to their exposure to the slowdown in housing and deteriorating conditions in the construction market, the Company observed fewer entities desiring to enter most Florida markets. When management decided to test the goodwill asset in March 2009, it decided to evaluate the banking charter and the insurance agency customer lists and noncompete agreements. Management determined that the Florida banking charter was fully impaired. Therefore, the Company charged $1.025 million to intangible asset amortization to write off the banking charter.

The agency customer renewal lists and noncompete agreements arose from acquisitions of insurance agencies by M&F Insurance Group, Inc. The majority of the customer renewal assets were acquired in merger transactions that occurred between 1998 and 2001. Management determined that the renewal values and the value of the noncompete agreements were fully impaired. Therefore, the Company charged $191 thousand for customer renewal lists and $32 thousand for noncompete agreements to intangible asset amortization to fully write off the remaining balances of the assets.

FIRST M & F CORPORATION

Income Taxes

Due to a significant addition to the provision for loan losses, a non-tax deductible goodwill impairment charge and other intangible asset impairments the Company incurred pre-tax losses and accrued an income tax benefit for the first quarter of 2009. The $6.594 million tax benefit for 2009 includes a deferred tax benefit of $7.145 million and a current tax expense of $551 thousand. The Company expects to utilize the tax benefits in the foreseeable future as losses are realized through loan charge-offs and collateral foreclosures and dispositions. The following table shows the earnings and tax effect of the loan loss accrual and the primarily non-tax deductible goodwill and other impairment charges separate from the remaining income statement items on 2009’s financial results:

		Intangible
		Asset and
	Before	Goodwill	Loan Loss
	Impairments and	Impairment	Accrual	Earnings as
(Dollars in thousands)	Loan Loss Accrual	Effect	Effect	Disclosed
Net income (loss) before tax	$3,037	$(17,048)	$(19,840)	$(33,851)
Income taxes	890	(84)	(7,400)	(6,594)
Net income (loss) before noncontrolling interests	$2,147	$(16,964)	$(12,440)	$(27,257)

Effective tax rate before noncontrolling interests	29.31%	.49%	37.30%	19.48%

The Company implemented FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” as of January 31, 2007 with no adjustment for uncertain tax positions, and therefore no effect on the Company’s financial position or results of operations. The Company had no recognized uncertain tax positions as of March 31, 2008 or 2009 and therefore did not have any tax accruals in the first quarters of 2008 or 2009 related to uncertain positions.

Assets and Liabilities

Assets decreased by .49% from March 31, 2008 to March 31, 2009, and increased by 2.66% from December 31, 2008. Investments increased by 17.47% from March 31, 2008 to March 31, 2009, and increased by 25.80% from December 31, 2008. The Company purchased $23.230 million in government agency securities and $46.809 million in mortgage-backed and related securities during the first quarter of 2009. Liquidity from deposit growth, a reduction in the loan portfolio and funds received through the U. S. Treasury CPP program was used to fund the purchases. Liquidity provided by first quarter 2008 deposit growth and net decreases in loans was used to pay down borrowings that were used to fund loan growth during 2007. The Company pre-funded the reinvestment of first quarter 2008 government-sponsored agency securities during the third and fourth quarters of 2007 by borrowing the approximate maturity amounts and investing the funds in an effort to take advantage of the higher yield environment at the time. The maturities of approximately $32.6 million during the first quarter of 2008 were used to pay off the short-term borrowings that were obtained in 2007. The 2007 purchases were primarily mortgage-backed securities and municipal bonds. Real estate-related loans decreased during the first quarter of 2009 as the Company sought to remove problem real estate loans and diversify into other areas. Commercial loans grew during the first quarter while consumer loans remained steady. The Company began the process of diversifying the product mix of the loan portfolio during the first quarter by de-emphasizing commercial and residential construction loans. A renewed emphasis is being made on consumer and small business commercial loans. Loans held to maturity decreased by 4.72% from March 31, 2008 to March 31, 2009, and decreased by 2.32% from December 31, 2008. Management expects that the loan portfolio’s growth will depend on the volume of real estate-related and other problem loans that are moved out of the portfolio as well as the strength of the economy as it relates to consumer and commercial loans. Loans as a percent of total assets were 70.10% at March 31, 2009, 73.68% at December 31, 2008, and 73.21% at March 31, 2008.

FIRST M & F CORPORATION

The following table shows loans held for investment by type as of March 31, 2009, December 31, 2008, and March 31, 2008:

(Dollars in thousands)	March 31, 2009	December 31, 2008	March 31, 2008
Commercial real estate	$720,783	$745,700	$737,964
Residential real estate	204,003	209,696	211,205
Home equity lines	45,116	45,791	45,796
Commercial, financial and agricultural	132,812	127,704	165,605
Consumer	37,451	37,908	39,478
Other loans	9,087	9,796	6,120
Total	$1,149,252	$1,176,595	$1,206,168

Mortgages held for sale	$4,443	$3,802	$2,011
Student loans held for sale	1,623	3,895	4,218

Deposits decreased by .03% from March 31, 2008 to March 31, 2009, and increased by 4.10% from December 31, 2008. The following table shows the breakdown by deposit category of core deposits and public funds deposits growth from December 31, 2008 to March 31, 2009:

	Core Customers		Public Funds		Total Deposits
(Dollars in thousands)	Increase (Decrease)		Increase (Decrease)		Increase (Decrease)
	Amt.	Pct.	Amt.	Pct.	Amt.	Pct.
Noninterest-bearing	$8,254	4.81%	$4,443	63.79%	$12,697	7.11%
NOW	18,359	10.84	47,828	99.60	66,187	30.45
MMDA	(13,790)	(8.68)	10,739	45.87	(3,051)	(1.67)
Savings	247	0.22	1	0.21	248	0.22
Customer CDs	15,788	3.46	(36,483)	(39.12)	(20,695)	(3.77)
Brokered CDs	(4,122)	(24.20)	509	20.65	(3,613)	(18.53)
Total	$24,736	2.28%	$27,037	15.49%	$51,773	4.10%

Interest-bearing checking and certificate of deposit core customer deposits were up during the first quarter of 2009. Interest-bearing checking deposits grew by $47.828 million during the first quarter of 2009 from non-core sources such as municipalities. The interest-bearing Summit Checking account continued to be the sales leader for deposit products into 2009. The Summit Checking account was introduced during the fourth quarter of 2007. This account is designed to pay a premium deposit rate if the customer meets certain criteria related to electronic banking and debit card transaction activity. Summit accounts, which are classified as NOW accounts, increased by $15.467 million during the first quarter of 2009. Certificates of deposit decreased during the first quarter of 2009 as the interest-bearing checking and money market accounts were used instead of time deposits to attract funding. The Company de-emphasized certificates of deposit during 2008, preferring to market accounts that could be used as a base upon which to further build customer relationships. Customer and employee incentives were used during 2008 to promote checking and interest-bearing transaction accounts over more price-sensitive certificates of deposit. The Company’s long-term strategy is to build the core customer deposit base and rely less on borrowed funds as a primary source of liquidity. During the first quarter of 2008 the Company enhanced its core checking account products and introduced a variety of add-ons designed to improve the customer’s banking experience. Another source of deposits available to the Company is the brokered CD market which is used when funding is needed within a short period of time. Additionally, when borrowed funds are less costly than time deposits or brokered deposits, the Company will still look to those sources to help maintain the spread between the yield on earning assets and the cost of funds.

FIRST M & F CORPORATION

The following table shows the deposit mix as of March 31, 2009, December 31, 2008, and March 31, 2008:

(Dollars in thousands)	March 31, 2009	December 31, 2008	March 31, 2008
Noninterest-bearing demand	$191,386	$178,689	$187,080
NOW deposits	283,521	217,334	210,295
Money market deposits	179,313	182,364	182,824
Savings deposits	114,529	114,281	117,532
Certificates of deposit	528,529	549,224	588,925
Brokered certificates of deposit	15,882	19,495	26,919
Total	$1,313,160	$1,261,387	$1,313,575

The following table shows the mix of public funds deposits as of March 31, 2009, December 31, 2008, and March 31, 2008:

(Dollars in thousands)	March 31, 2009	December 31, 2008	March 31, 2008
Noninterest-bearing demand	$11,408	$6,965	$6,138
NOW deposits	95,847	48,019	63,245
Money market deposits	34,150	23,411	27,962
Savings deposits	470	469	345
Certificates of deposit	56,782	93,265	109,044
Brokered certificates of deposit	2,974	2,465	1,369
Total	$201,631	$174,594	$208,103

Other borrowings decreased by $3.453 million from March 31, 2008 to March 31, 2009 and by $11.023 million from December 31, 2008. The decreases in borrowings were primarily funded through liquidity provided by deposit growth and loan portfolio paydowns. Amounts of borrowings maturing within one year increased from 33.18% of other borrowings at December 31, 2008 to 49.89% at March 31, 2009. In February 2006 the Company formed First M&F Statutory Trust I for the purpose of issuing corporation-obligated mandatory redeemable capital securities to third-party investors and investing the proceeds from the sale of the capital securities in floating rate junior debentures of the Company. The $30 million in proceeds were used to fund the acquisition on February 17, 2006 of Columbiana Bancshares, Inc.  The 30-year junior subordinated debentures pay interest quarterly at a rate of 6.44% fixed for five years, converting then to floating at a rate equal to three month LIBOR plus 133 basis points. These junior subordinated debentures, net of the Company’s investment in the variable interest entity, qualify with certain limitations as tier 1 capital for regulatory purposes.

FIRST M & F CORPORATION

Equity

The Company’s and Bank’s regulatory capital ratios at March 31, 2009, as shown below are in excess of the minimum requirements and qualify the institution as “well capitalized” under the risk-based capital regulations.

(Dollars in thousands)	First M & F Corporation			M & F Bank
	Amount		Ratio	Amount		Ratio
Actual:
Total risk-based capital	$164,436		12.55%	$155,834		11.91%
Tier 1 capital	147,745		11.27%	139,169		10.64%
Leverage	147,745		9.09%	139,169		8.58%

For Capital Adequacy Purposes:
Total risk-based capital	104,835	≥	8.00%	104,667	≥	8.00%
Tier 1 capital	52,418	≥	4.00%	52,333	≥	4.00%
Leverage	65,012	≥	4.00%	64,879	≥	4.00%

To Be Well Capitalized Under Prompt Corrective Action Provisions:
Total capital				130,833	≥	10.00%
Tier 1 capital				78,500	≥	6.00%
Leverage				81,099	≥	5.00%

The Company repurchased 7,500 shares during the first three months of 2008 at an average price of $15.55 per share. The Company did not repurchase any shares during the first three months of 2009. The Company did not issue any shares upon the exercise of stock options during the first three months of 2008 or 2009. As disclosed in Note 7 to the financial statements, the Company issued 30,000 shares of Class B, Series A Preferred Stock and a warrant for 513,113 shares of common stock with an exercise price of $8.77 on February 27, 2009 to the U. S. Treasury under the provisions of the TARP Capital Purchase Program for total proceeds of $30.000 million. Approximately $28.637 million of the proceeds were allocated to the preferred stock with the remaining $1.363 million being allocated to additional paid-in capital for the common stock warrant. The preferred stock will be treated as tier 1 capital for risk-based capital measurement purposes. The Company was approved for up to $40.000 million in the Capital Purchase Program during the fourth quarter of 2008. Management decided to request $30.000 million of the approved amount for several reasons: (1) the economy has experienced significant deterioration since the beginning of 2008, (2) there is much uncertainty regarding the timing and extent of the next economic recovery and (3) the economic uncertainty calls for prudence when projecting the path of real estate values for illiquid and depressed markets. Management believes that the Capital Purchase Program proceeds will serve as excellent insurance against the effects of further economic deterioration on the Company’s capital and will also serve as a source of liquidity when prudent lending opportunities arise.

The Company’s shares, listed as FMFC on the NASDAQ Global Select Market, trade at the rate of approximately 2,500 shares per day. The stock price was listed at $6.12 on March 31, 2009.

FIRST M & F CORPORATION

Interest Rate Risk and Liquidity Management

Responsibility for managing the Company’s program for controlling and monitoring interest rate risk and liquidity risk and for maintaining income stability, given the Company’s exposure to changes in interest rates, is vested in the asset/liability committee. Appropriate policy and guidelines, approved by the board of directors, govern these actions. Monitoring is primarily accomplished through monthly reviews and analysis of asset and liability repricing opportunities, market conditions and expectations for the economy. Cash flow analyses are also used to project short-term interest rate risks and liquidity risks. Management believes, at March 31, 2009, there is adequate flexibility to alter the current rate and maturity structures as necessary to minimize the exposure to changes in interest rates, should they occur. The Company is currently in a slightly positive gap position for assets and liabilities repricing within the next year. This generally means that for assets and liabilities maturing and repricing within the next 12 months, the Company is positioned for more assets to reprice than the amount of liabilities repricing.

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

The adequacy of the allowance for loan losses is evaluated quarterly with provision accruals approved by the Board. Allowance adequacy is dependent on loan classifications by external examiners as well as by internal and external loan review personnel, past due loans, collateral reviews, loan growth and loss history. Also, as part of this evaluation, individual loans are reviewed for impairment. An impairment exists if management estimates that it is probable that the Company will be unable to collect all contractual payments due. For collateral-dependent loans, those for which the repayment is expected to be provided solely by the underlying collateral, impairment is based on the value of the related collateral. Otherwise, impairment is based on the estimated present value of expected cash flows discounted at the effective interest rate of the loan. The material estimates necessary in this process make it inherently subjective and make the estimates subject to significant changes and may add volatility to earnings as provisions are adjusted. Loans not individually tested for impairment are grouped into risk-rated pools and evaluated based on historical loss experience. Additionally management considers specific external credit risk factors (“environmental factors”) that may not be reflected in historical loss rates such as: (1) a potential for a slow-down in the real estate market and its effect on real estate concentrations; (2) competitive trends in loan to value exception rates; (3) general economic conditions; (4) higher fuel costs; and (5) reviews of underwriting standards in our various markets. These and other environmental factors are reviewed on a quarterly basis.

FIRST M & F CORPORATION

The Company has experienced stress in the construction and land development portfolio as well as in its commercial real estate-secured portfolio. The Company experienced a large increase in the amount of past due and non-accrual real estate-secured construction and commercial loans during 2008. This trend has continued into 2009. Many of these loans, as a result of internal and external loan reviews, have been classified as watch loans and in many cases significantly downgraded for the Company’s internal credit monitoring systems. Many of the construction-related borrowers are without cash and cannot market properties due to the lack of qualified, interested buyers. When construction borrowers cannot meet their obligations the Company is required to recognize losses due to the loss of value of the underlying collateral properties by adding to the allowance for loan losses through additional provisions. The provision for the first quarter of 2009 was $19.840 million as compared to $780 thousand for the first quarter of 2008 and $10.684 million for the fourth quarter of 2008. Management is working to find a way to create an orderly and timely liquidation of the collateral properties with a minimum of loss to the Company and the customer. In an effort to address and change the risk profile of the Company’s balance sheet, management has decided to de-emphasize residential and commercial construction loans and re-emphasize consumer and small business loans.

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

The following table shows the trend in credit quality related to the largest segments of the real estate loan portfolio.

		Past Due
		90 Days		Year-To-Date
(Dollars in thousands)	Outstanding	And Still		Net
	Balances	Accruing	Nonaccrual	Charge-Offs
Construction and development loans:
03/31/09	$251,612	$341	$32,375	$2,059
12/31/08	$255,655	$3,227	$13,724	$3,999
03/31/08	$309,279	$4,173	$5,632	$34

Loans secured by 1-4 family properties:
03/31/09	$253,562	$169	$4,040	$380
12/31/08	$259,290	$668	$2,726	$1,901
03/31/08	$259,011	$625	$1,480	$265

Commercial real estate-secured loans:
03/31/09	$389,248	$700	$11,769	$152
12/31/08	$406,886	$553	$2,575	$883
03/31/08	$320,629	$355	$1,404	$133

FIRST M & F CORPORATION

The following table shows overall statistics for non-performing loans and other assets of the Company:

(Dollars in thousands)	March 31	December 31	March 31
	2009	2008	2008
Nonaccrual loans	$52,084	$20,564	$9,472
Other real estate	10,907	11,061	6,927

Total non-performing assets	$62,991	$31,625	$16,399

Past due 90 days or more and still accruing interest	1,409	5,686	5,451
Restructured loans (accruing)	3,664	3,664	-

Ratios:
Nonaccrual loans to loans	4.51%	1.74%	.78%
Past due 90 day loans to loans	.12%	.48%	.45%
Non-performing assets to loans and other real estate	5.40%	2.65%	1.34%
Non-performing assets to assets	3.84%	1.98%	1.00%

Off-Balance Sheet Arrangements

The Company’s primary off-balance sheet arrangements are in the form of loan commitments and operating lease commitments. At March 31, 2009, the Company had $172.728 million in unused loan commitments outstanding. Of these commitments, $119.740 million mature in one year or less. Lines of credit are established using the credit policy of the Company concerning the lending of money.

Letters of credit are used to facilitate the borrowers’ business and are usually related to the acquisition of inventory or of assets to be used in the customers’ business. Letters of credit are generally secured and are underwritten using the same standards as traditional commercial loans. Most standby letters of credit expire without being presented for payment. However, the presentment of a standby letter of credit would create a loan receivable from the Bank’s loan customer. The Bank’s asset-based lending subsidiary uses commercial letters of credit to facilitate the purchase of inventory items by its customers. There were no commercial letters of credit outstanding at the end of the first quarter. At March 31, 2009, the Company had $3.489 million in financial standby letters of credit issued and outstanding.

At March 31, 2009, there were $34.509 million in standby letters of credit issued on the Company’s behalf by a Federal Home Loan Bank (FHLB). At December 31, 2008 there were $31.009 million of standby letters of credit issued on the Company’s behalf by a Federal Home Loan Bank. The Company typically uses these letters of credit as additional collateral on public funds deposits and is obligated to the Federal Home Loan Bank if the letters of credit must be drawn upon. At March 31, 2009, there were $27.000 million in FHLB letters of credit that were due to mature on April 7, 2009.

Liabilities of $12 thousand at March 31, 2009 and $155 thousand at March 31, 2008 are recognized in Other Liabilities related to the obligation to stand ready to perform related to standby letters of credit.

The Company makes commitments to originate mortgage loans that will be held for sale. The total commitments to originate mortgages to be held for sale were $7.396 million at March 31, 2009. These commitments are accounted for as derivatives and are marked to fair value with changes in fair value recorded in mortgage banking income. At March 31, 2009, mortgage origination-related derivatives with positive fair values of $10 thousand were included in other assets and there were no origination-related derivatives with negative fair values.

FIRST M & F CORPORATION

The Company also engages in forward sales contracts with mortgage investors to purchase mortgages held for sale. Those forward sale agreements that have a determined price and expiration date are accounted for as derivatives and marked to fair value through mortgage banking income. At March 31, 2009, the Company had $4.793 million in locked forward sales agreements in place.  There were no forward sale-related derivatives with positive fair values at March 31, 2009. Forward sale-related derivatives with negative fair values of $6 thousand were included in other liabilities.

Mortgages that are sold generally have recourse until the first payment is made. There were $7.734 million of sold mortgages that were still in the recourse period as of March 31, 2009. The Company may also be required to repurchase mortgages that do not conform to FNMA or FHA underwriting standards or that contain critical documentation errors or fraud. The Company has not sustained any recourse-related losses in its mortgage program and the repurchase of mortgages has been an extremely rare event.

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

Management of the Company evaluates many factors in determining the estimate for the allowance for loan losses. Management reviews loan quality on an ongoing basis to determine the collectability of individual loans and reflects that collectability by assigning loan grades to individual credits. The grades will generally determine how closely a loan will be monitored on an ongoing basis. A customer’s payment history, financial statements, cash flow patterns and collateral, among other factors, are reviewed to determine if the loan has potential losses. Such information is used to determine if individual loans are impaired and to group remaining loans into risk pools. A loan is impaired if management estimates that it is probable that the Company will be unable to collect all contractual payments due. Impairment estimates may be based on discounted cash flows or collateral. Historical loan losses by loan type and loan grade are also a significant factor in estimating future losses when applied to the risk pools of loans not individually tested for impairment. Various external environmental factors are also considered in estimating the allowance. Concentrations of credit by loan type and collateral type are also reviewed to estimate exposures and risks of loss. General economic factors as well as economic factors for individual industries or factors that would affect certain types of loan collateral are reviewed to determine the exposure of loans to economic fluctuations. The Company has a loan review department that audits types of loans as well as geographic segments to determine credit problems and loan policy violations that require the attention of management. All of these factors are used to determine the adequacy of the allowance for loan losses and adjust its balance accordingly.

The allowance for loan losses is increased by the amount of the provision for loan losses and by recoveries of previously charged-off loans. It is decreased by loan charge-offs as they occur when principal is deemed to be uncollectible.

FIRST M & F CORPORATION

Goodwill, intangible assets and related impairments

The policy of First M&F Corporation is to assess goodwill for impairment at the reporting unit level on an annual basis. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. Accounting standards require management to estimate the fair value of each reporting unit in making an annual assessment of impairment. Management performs this assessment as of January 1 of each year. An assessment of impairment is also performed when circumstances or events indicate that an impairment of goodwill may be evident.

Impairment of goodwill is recognized by a charge against earnings and is to be shown as a separate line item in the noninterest expense section of the consolidated statement of income.

The estimate of fair value is dependent on such assumptions as: (1) future cash flows determined from the budget, strategic plan, and forecasts of growth, and (2) discount rates and earnings multiples used to determine the present value of those cash flows. Management uses a model similar to those used to evaluate potential mergers and acquisitions. Management may engage and rely on third-party experts to perform some or all of the procedures related to the steps involved in goodwill impairment testing to help management determine the existence and extent of any goodwill impairment of a reporting unit.

Identifiable intangible assets are amortized over their estimated lives. Identifiable intangible assets that have indefinite lives are not amortized until such time that their estimated lives are determinable. Intangible assets with indefinite lives must be assessed for impairment annually and whenever events or circumstances indicate that an impairment may exist.

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

FIRST M & F CORPORATION

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This Statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (measured as the difference between plan assets at fair value and the benefit obligation) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires that defined benefit plan assets and obligations be measured as of a company’s year-end statement of financial position. This Statement also requires disclosures about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains and losses, prior service costs or credits, and transition asset or obligation. The recognition and disclosure requirements of this Statement are initially effective for the fiscal year ending after December 15, 2006. The requirement to measure plan assets and obligations as of the date of the year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company adopted the recognition provisions of this Statement on December 31, 2006. The Company adopted the measurement date provision of this Statement on December 31, 2008 with no material impact on its financial condition or results of operations.

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

FIRST M & F CORPORATION

In December 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), “Business Combinations.” This Statement establishes principles and requirements for how an acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the combination. This Statement also requires that an acquirer recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. This Statement also requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. This Statement also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not allowed. The Company does not expect the application of this Statement to have a material impact on its financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.”  This Statement establishes accounting and reporting standards that require (a) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (c) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, (d) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and (e) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is not allowed. The Company adopted this Statement as of January 1, 2009 and has applied it retrospectively to prior periods that are disclosed in the financial statements. The adoption of this Statement did not have a material impact on the Company’s financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” This Statement requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement requires (a) that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation, (b) that fair values of derivative instruments and their gains and losses be provided in a tabular format showing the location in an entity’s financial statements of both derivative positions existing at period end and the effect of using derivatives during the reporting period, (c) that information be disclosed about credit-risk-related contingent features and their effect on liquidity, and (d) that cross-referencing be used within the footnotes to help users of financial statements locate important information about derivative instruments. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company adopted this Statement as of January 1, 2009 with no material impact on its financial condition or results of operations.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This Staff Position amends factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This Staff Position makes the assumptions used to determine the useful life for renewable intangible assets for amortization purposes more consistent with the assumptions used to assign a fair value to the asset under FASB Statement No. 141 (revised 2007), “Business Combinations.” This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect the application of this FSP to have a material impact on its financial condition or results of operations.

FIRST M & F CORPORATION

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement was issue to effectively move the GAAP hierarchy from the auditing standards, which are directed at auditors, to the accounting standards, which are directed at company managements. The Statement became effective on November 15, 2008.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This Staff Position states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP No. EITF 03-6-1 is effective starting on January 1, 2009 and requires that previous quarterly earnings per share be retrospectively adjusted to conform to the provisions of the FSP. The Company adopted this FSP as of January 1, 2009 and restated prior period earnings per share through its retrospective application. The adoption of this FSP did not have a material impact on the Company’s financial condition or results of operations.

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

In December 2008, the FASB issued FASB Staff Position (FSP) No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP adds disclosures related to postretirement benefit plan assets to provide the financial statement reader with an understanding of, (a) how investment allocation decisions are made, including factors that are pertinent to an understanding of investment policies and strategies, (b) the major categories of plan assets, (c) the inputs and valuation techniques used to measure the fair value of plan assets, (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period and (e) significant concentrations of risk within plan assets. This FSP is effective for financial statements issued for fiscal years ending after December 15, 2009. The Company does not expect the adoption of this FSP to have a material impact on its financial condition or results of operations.

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

In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. This FSP requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. This FSP also amends SFAS No. 157, “Fair Value Measurements,” to expand certain disclosure requirements. This FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted in certain circumstances. The Company expects to adopt the provisions of the FSP during the second quarter of 2009 and does not expect the implementation to have a material effect on its financial condition or results of operation.

FIRST M & F CORPORATION

In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP (1) changes existing guidance for determining whether an impairment is other than temporary to debt securities, and (2) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under this FSP, based on the intent and more likely than not assertions, declines in the fair value of securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses, with the remainder being recognized in other comprehensive income. The amount of the impairment related to other factors is recognized in other comprehensive income. This FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. The Company expects to adopt the provisions of the FSP during the second quarter of 2009 and does not expect the implementation to have a material effect on its financial condition or results of operation.

In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 107-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP requires the entity to provide disclosures about fair value of financial instruments in interim financial information and amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. Under this FSP, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS No. 107. This FSP is effective for interim periods ending after June 15, 2009, with early adoption permitted. The Company expects to adopt the provisions of the FSP during the second quarter of 2009 and does not expect the implementation to have a material effect on its financial condition or results of operation.

In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP amends the guidance in SFAS No. 141R to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, “Accounting for Contingencies,” and FASB Interpretation (FIN) No. 14, “Reasonable Estimation of the Amount of a Loss.” This FSP removes subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No. 141R and requires entities to develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies. This FSP eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, entities are required to include only the disclosures required by SFAS No. 5. This FSP also requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with SFAS No. 141R. This FSP is effective for assets and liabilities arising from contingencies the Company may acquire in business combinations occurring after January 1, 2009. The Company does not expect the application of this FSP to have a material impact on its financial condition or results of operation.

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

Interest rate shock analysis shows that the Company will experience a .02% increase over 12 months in its net interest income with a gradual (12 month ramp) and sustained 100 basis point decrease in interest rates. A gradual and sustained increase in interest rates of 200 basis points will result in a 1.27% increase in net interest income; therefore the Company’s repricing gap suggests a potential earnings benefit should rates increase.

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

The Company had no hedging instruments in place at March 31, 2009.

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

As of March 31, 2009, (the "Evaluation Date"), the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as defined in the Exchange Act Rules.  Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are sufficiently effective to ensure that material information relating to the Company and required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. During the last quarter ended March 31, 2009 there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

There have been no material changes in the risk factors previously disclosed under Part I - Item 1A of the Company’s 2008 Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

A special stockholders’ meeting was held on February 25, 2009. The stockholders were voting on an amendment to the Company’s Articles of Incorporation that would allow the Board of Directors to fix the voting rights of each series of the Company’s Class B non-voting preferred stock. The votes are summarized below.

Votes For	Votes Against	Abstained
5,721,390	476,433	40,055

There were 9,169,596 shares entitled to vote on the proposals, with 6,237,878 shares, or 68.03% actually being voted.

Item 5 – Other Information

None.

FIRST M & F CORPORATION

Item 6 – Exhibits

3.1
Articles of Incorporation of the Registrant.  Incorporated herein by reference to (1) Exhibit 3 to the Company's Form S-1 (File No. 33-08751) September 15, 1986, incorporated herein by reference, and (2) Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2009.

3.2	Articles of Amendment of the Registrant. Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2009.

3.3	By-laws of the Registrant, as amended. Filed as Exhibit 3-b to the Company’s Form S-1 (File No. 33-08751) September 15, 1986, incorporated herein by reference.

4.1	Warrant to Purchase up to 513,113 Shares of Common Stock of the Registrant. Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2009.

10.1	First M&F Corporation 2005 Equity Incentive Plan. Filed as Appendix A to the Company’s Proxy Statement, March 15, 2005, incorporated herein by reference.

10.2	Merchants and Farmers Bank Profit and Savings Plan, as amended. Filed as Exhibit 10(B) to the Company’s Form 10-Q on August 9, 2005, incorporated herein by reference.

10.3
Letter Agreement, including as Exhibit A thereto, Securities Purchase Agreement. Incorporated herein by reference to Exhibit A to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2009.

10.4	Form of Preferred Stock Certificate. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2009.

10.5	Side Letter Agreement. Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2009.

11	Computation of Earnings Per Share – Filed herewith as Note 10 to the consolidated financial statements.

31	Rule 13a-14(a) Certification of Hugh S. Potts, Jr., Chief Executive Officer and Rule 13a-14(a) Certification of John G. Copeland, Chief Financial Officer.

32	Section 1350 Certification of Hugh S. Potts, Jr., Chief Executive Officer and Section 1350 Certification of John G. Copeland, Chief Financial Officer.

FIRST M & F CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST M & F CORPORATION

Date : May 15, 2009

BY:	/s/ Hugh S. Potts, Jr.	BY:	/s/ John G. Copeland
	Hugh S. Potts, Jr.		John G. Copeland
	Chairman of the Board and		Executive Vice President and
	Chief Executive Officer		Chief Financial Officer

FIRST M & F CORPORATION

EXHIBIT INDEX

3.1
Articles of Incorporation of the Registrant.  Incorporated herein by reference to (1) Exhibit 3 to the Company's Form S-1 (File No. 33-08751) September 15, 1986, incorporated herein by reference, and (2) Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2009.

3.2	Articles of Amendment of the Registrant. Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2009.

3.3	By-laws of the Registrant, as amended. Filed as Exhibit 3-b to the Company’s Form S-1 (File No. 33-08751) September 15, 1986, incorporated herein by reference.

4.1	Warrant to Purchase up to 513,113 Shares of Common Stock of the Registrant. Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2009.

10.1	First M&F Corporation 2005 Equity Incentive Plan. Filed as Appendix A to the Company’s Proxy Statement, March 15, 2005, incorporated herein by reference.

10.2	Merchants and Farmers Bank Profit and Savings Plan, as amended. Filed as Exhibit 10(B) to the Company’s Form 10-Q on August 9, 2005, incorporated herein by reference.

10.3
Letter Agreement, including as Exhibit A thereto, Securities Purchase Agreement. Incorporated herein by reference to Exhibit A to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2009.

10.4	Form of Preferred Stock Certificate. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2009.

10.5	Side Letter Agreement. Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2009.

11	Computation of Earnings Per Share – Filed herewith as Note 10 to the consolidated financial statements.

31	Rule 13a-14(a) Certification of Hugh S. Potts, Jr., Chief Executive Officer and Rule 13a-14(a) Certification of John G. Copeland, Chief Financial Officer.

32	Section 1350 Certification of Hugh S. Potts, Jr., Chief Executive Officer and Section 1350 Certification of John G. Copeland, Chief Financial Officer.