Form 10-Q
period 2009-06-30
FIRST M&F CORP/MS
filed 2009-08-07
CIK 320387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
Or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                           ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                                    ;                             ☐ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $5 par value	9,069,346 Shares
Title of Class	Shares Outstanding at July 31, 2009

FIRST M & F CORPORATION

FORM 10-Q

INDEX

FIRST M & F CORPORATION AND SUBSIDIARY

PART I: FINANCIAL INFORMATION
Item 1 – Financial Statements (Unaudited)
Consolidated Statements of Condition
(Dollars in thousands)
	June 30		December 31
	2009	2008	2008
	(Unaudited)	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$42,128	$52,983	$47,738
Interest bearing bank balances	6,108	1,378	6,556
Federal funds sold	16,700	-	9,350
Securities available for sale, amortized cost
of $326,902, $238,072 and $223,882	330,925	236,936	227,145
Loans held for sale	4,897	6,327	7,698

Loans, net of unearned income	1,107,741	1,195,202	1,176,595
Allowance for loan losses	(31,323)	(18,901)	(24,918)
Net loans	1,076,418	1,176,301	1,151,677

Bank premises and equipment	44,215	45,022	44,642
Accrued interest receivable	8,639	11,031	9,832
Other real estate	22,575	6,545	11,061
Goodwill	16,772	32,572	32,572
Other intangible assets	5,653	7,370	7,127
Bank owned life insurance	20,722	20,207	20,522
Other assets	29,571	20,683	20,945

	$1,625,323	$1,617,355	$1,596,865
Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing deposits	$181,163	$187,145	$178,689
Interest-bearing deposits	1,128,384	1,081,232	1,082,698
Total deposits	1,309,547	1,268,377	1,261,387
Federal funds purchased and repurchase agreements	6,780	17,945	9,728
Other borrowings	135,975	152,367	151,547
Junior subordinated debt	30,928	30,928	30,928
Accrued interest payable	3,007	3,523	3,537
Other liabilities	6,429	4,824	3,770
Total liabilities	1,492,666	1,477,964	1,460,897

Stockholders’ equity:
Preferred stock:
Class A; 1,000,000 shares authorized	-	-	-
Class B; 1,000,000 shares authorized; 30,000 shares issued	28,717	-	-
Common stock of $5.00 par value; 15,000,000 shares
authorized: 9,069,346, 9,060,080 and
9,063,346 shares issued	45,347	45,300	45,317
Additional paid-in capital	31,918	30,395	30,447
Nonvested restricted stock awards	747	743	780
Retained earnings	25,906	64,683	60,133
Accumulated other comprehensive income (loss)	21	(1,748)	(727)
First M&F Corporation equity	132,656	139,373	135,950
Noncontrolling interest in subsidiaries	1	18	18
Total equity	132,657	139,391	135,968
	$1,625,323	$1,617,355	$1,596,865

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Interest income:
Interest and fees on loans	$16,076	$20,330	$33,349	$42,485
Interest on loans held for sale	37	98	116	195
Taxable investments	2,495	2,357	4,811	4,714
Tax-exempt investments	536	546	1,098	1,053
Federal funds sold	14	46	39	134
Interest bearing bank balances	2	28	8	105
Total interest income	19,160	23,405	39,421	48,686

Interest expense:
Deposits	6,106	8,149	12,491	17,870
Federal funds purchased and repurchase agreements	24	101	57	161
Other borrowings	1,272	1,563	2,775	3,439
Junior subordinated debt	493	492	989	989
Total interest expense	7,895	10,305	16,312	22,459

Net interest income	11,265	13,100	23,109	26,227
Provision for loan losses	9,195	6,080	29,035	6,860
Net interest income (expense) after
provision for loan losses	2,070	7,020	(5,926)	19,367

Noninterest income:
Service charges on deposit accounts	2,812	2,930	5,334	5,723
Mortgage banking income	592	232	960	625
Agency commission income	957	1,037	1,928	2,038
Trust and brokerage income	136	198	252	336
Bank owned life insurance income	247	197	364	348
Other income	406	665	1,500	1,690
Securities gains, net	1	11	1	22

Total investment other-than-temporary impairment losses	(393)	-	(393)	-
Portion of loss recognized in other comprehensive income
(before taxes)	218	-	218	-
Net investment impairment losses recognized	(175)	-	(175)	-

Total noninterest income	4,976	5,270	10,164	10,782

Noninterest expenses:
Salaries and employee benefits	7,298	7,307	14,460	14,963
Net occupancy expenses	1,066	1,026	2,174	2,031
Equipment expenses	734	898	1,489	1,789
Software and processing expenses	467	526	993	957
Telecommunication expenses	256	271	515	548
Marketing and business development expenses	348	370	720	669
Foreclosed property expenses	1,526	527	2,282	616
FDIC insurance assessments	1,339	108	1,815	143
Goodwill impairment	-	-	15,800	-
Intangible asset amortization and impairment	105	121	1,474	242
Other expenses	2,676	2,306	5,134	4,856
Total noninterest expenses	15,815	13,460	46,856	26,814

Income (loss) before income taxes	(8,769)	(1,170)	(42,618)	3,335
Income tax expense (benefit)	(3,660)	(710)	(10,252)	653
Net income (loss)	(5,109)	(460)	(32,366)	2,682
Net income (loss) attributable to noncontrolling interests	2	6	(14)	9
Net income (loss) attributable to First M&F Corporation	$(5,111)	$(466)	$(32,352)	$2,673
Dividends and accretion on preferred stock	439	-	593	-
Net income (loss) applicable to common stock	$(5,550)	$(466)	$(32,945)	$2,673

Net income (loss) allocated to common shareholders	$(5,498)	$(458)	$(32,587)	$2,639
Earnings (loss) per share:
Basic	$(.61)	$(.05)	$(3.60)	$.29
Diluted	$(.61)	$(.05)	$(3.60)	$.29

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Unaudited)

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008

Net income (loss)	$(5,109)	$(460)	$(32,366)	$2,682

Other comprehensive income:
Change in unrealized gains (losses) on securities
available for sale, net of tax of $456 and $1,456 for the
three months ended June 30 and $217 and $626 for
the six months ended June 30	(761)	(2,446)	369	(1,051)
Reclassification adjustment for impairment losses on
securities available for sale included in net income, net of tax of $65 and $0 for the three months ended June 30 and
$65 and $0 for the six months ended June 30	110	-	110	-
Reclassification adjustment for (gains) losses on securities available for sale included in net income, net of
tax of $0 and $4 for the three months ended June 30 and
$0 and $8 for the six months ended June 30	(1)	(7)	(1)	(14)
Defined benefit pension plan:
Transition obligation amortization, net of tax of $1
and $1 for the three months ended June 30 and $2 and $2
for the six months ended June 30	(1)	(2)	(2)	(3)
Prior service cost amortization, net of tax of $3 and $3
for the three months ended June 30 and $6 and $6 for the
six months ended June 30	(6)	(6)	(12)	(12)
Actuarial loss amortization, net of tax of $85 and $30 for
the three months ended June 30 and $169 and $60 for the
six months ended June 30	142	52	284	103

Other comprehensive income (loss)	(517)	(2,409)	748	(977)

Total comprehensive income (loss)	(5,626)	(2,869)	(31,618)	1,705
Comprehensive income (loss) attributable to
noncontrolling interests	2	6	(14)	9

Comprehensive income (loss) of First M&F Corp	$(5,628)	$(2,875)	$(31,604)	$1,696

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity
Six Months Ended June 30, 2009 and 2008
(Unaudited)

(Dollars in thousands, except per share data)				Nonvested		Accumulated
			Additional	Restricted		Other
	Preferred	Common	Paid-in	Stock	Retained	Comprehensive	Noncontrolling
	Stock	Stock	Capital	Awards	Earnings	Income (Loss)	Interest	Total
January 1, 2008	$-	$45,338	$30,475	$643	$64,395	$(771)	$18	$140,098
Net income	-	-	-	-	2,673	-	9	2,682
Cash dividends ($.26 per share)	-	-	-	-	(2,387)	-	-	(2,387)
7,500 common shares repurchased	-	(38)	(80)	-	-	-	-	(118)
Share-based compensation
expense recognized	-	-	-	100	2	-	-	102
Net change	-	-	-	-	-	(977)	-	(977)
Distributions	-	-	-	-	-	-	(9)	(9)

June 30, 2008	$-	$45,300	$30,395	$743	$64,683	$(1,748)	$18	$139,391

January 1, 2009	$-	$45,317	$30,447	$780	$60,133	$(727)	$18	$135,968
Net loss	-	-	-	-	(32,352)	-	(14)	(32,366)
Cash dividends ($.14 per share)	-	-	-	-	(1,283)	-	-	(1,283)
Issuance of 30,000 shares of
preferred stock	28,637	-	-	-	-	-	-	28,637
Issuance of stock warrant for
513,113 shares	-	-	1,363	-	-	-	-	1,363
Dividends and accretion on
preferred stock	80	-	-	-	(593)	-	-	(513)
6,000 restricted share awards vested	-	30	71	(101)	-	-	-	-
Share-based compensation
expense recognized	-	-	10	68	1	-	-	79
Tax benefits on restricted stock
dividends paid	-	-	27	-	-	-	-	27
Net change	-	-	-	-	-	748	-	748
Distributions	-	-	-	-	-	-	(3)	(3)

June 30, 2009	$28,717	$45,347	$31,918	$747	$25,906	$21	$1	$132,657

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)	Six Months Ended June 30
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(32,366)	$2,682
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Share-based compensation	79	102
Amortization of pension costs	439	60
Depreciation and amortization	1,574	1,702
Goodwill impairment	15,800	-
Intangible asset impairments	1,248	-
Provision for loan losses	29,035	6,860
Net investment amortization (accretion)	358	(103)
Net change in unearned fees/deferred costs on loans	(36)	(140)
Capitalized dividends on FHLB stock	(13)	(167)
Net accretion of discount on time deposits	2	27
Gain on securities available for sale	(1)	(22)
Impairment loss on investment	175	-
Gain on loans held for sale	(596)	(471)
Other asset sales losses	1,826	441
Deferred income taxes	(4,169)	(2,019)
Originations of loans held for sale, net of repayments	(59,112)	(37,578)
Sales proceeds of loans held for sale	62,424	37,229
(Increase) decrease in:
Accrued interest receivable	1,193	1,403
Cash surrender value of bank owned life insurance	(364)	(348)
Other assets	1,165	949
Increase (decrease) in:
Accrued interest payable	(530)	(1,628)
Other liabilities	(3,741)	1,455

Net cash provided by operating activities	14,390	10,434

Cash flows from investing activities:
Purchases of securities available for sale	(138,753)	(66,013)
Sales of securities available for sale	1,835	3,578
Maturities of securities available for sale	33,366	61,063
Net (increase) decrease in:
Interest bearing bank balances	448	2,102
Federal funds sold	(7,350)	2,000
Loans	27,793	17,751
Bank premises and equipment	(869)	(918)
Net benefits received (purchases) of bank owned life insurance	164	(30)
Proceeds from sales of other real estate and other repossessed assets	5,087	3,693
Net redemptions of FHLB stock	225	2,378

Net cash provided by (used in) investing activities	(78,054)	25,604

(Continued)

FIRST M & F CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)	Six Months Ended June 30
	2009	2008
Cash flows from financing activities:
Net increase in deposits	$48,158	$5,895
Net decrease in short-term borrowings	(2,948)	8,269
Proceeds from other borrowings	20,000	115,500
Repayments of other borrowings	(35,572)	(164,445)
Earnings distributions to noncontrolling interests	(3)	(9)
Common dividends paid	(1,283)	(2,387)
Preferred dividends paid	(325)	-
Preferred shares and common stock warrant issued to U. S. Treasury	30,000	-
Common shares repurchased	-	(118)
Tax benefits related to share-based compensation	27	-

Net cash provided by (used in) financing activities	58,054	(37,295)

Net decrease in cash and due from banks	(5,610)	(1,257)

Cash and due from banks at January 1	47,738	54,240

Cash and due from banks at June 30	$42,128	$52,983

Total interest paid	$16,836	$24,062
Total income taxes paid	97	1,941
Income tax refunds received	27	-
Transfers of loans to foreclosed property	18,419	4,354
U. S. Treasury preferred dividend accrued but unpaid	188	-
Accretion on U. S. Treasury preferred stock	80	-

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 1:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed balance sheet as of December 31, 2008, has been derived from audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements include all entities in which the Company has a controlling financial interest. Therefore, the condensed consolidated financial statements of First M & F Corporation include the financial statements of Merchants and Farmers Bank, a wholly owned subsidiary, and the Bank’s wholly owned subsidiaries, First M & F Insurance Company, Inc., M & F Financial Services, Inc., M & F Bank Securities Corporation, M & F Insurance Agency, Inc., M & F Insurance Group, Inc., and M & F Business Credit, Inc. The consolidated financial statements also include the Bank’s 51% ownership in Merchants Financial Services, LLC, an accounts receivable financing business, and the Bank’s 55% ownership in MS Statewide Title, LLC, a title insurance agency. Certain reclassifications have been made to the 2008 financial statements to be consistent with the 2009 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

Note 2:  Fair Value

Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” for financial assets and liabilities. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Valuation techniques use certain inputs to arrive at fair value. Inputs to valuation techniques are the assumptions that market participants would use in pricing the asset or liability. They may be observable or unobservable. SFAS No. 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. As required by SFAS No. 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:

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

Level 3 Inputs – Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

The application of SFAS No. 157 in situations where the market for a financial asset is not active was clarified by the issuance of FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” in October 2008. FSP No. FAS 157-3 was effective for financial statements issued as of September 30, 2008 and thereafter. FSP No. FAS 157-3 did not have a material impact on the methods by which the Company determines the fair values of its financial assets. FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” was issued in April 2009 and became effective for the second quarter of 2009. This FSP clarifies factors that determine whether transactions are orderly or not in evaluating the reliability of market transactions for fair value estimates. FSP No. FAS 157-2 deferred the application of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are measured at fair value on a nonrecurring basis to fiscal years beginning after November 15, 2008. The Company adopted the provisions of SFAS No. 157 with respect to nonfinancial assets and nonfinancial liabilities beginning on January 1, 2009.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of June 30, 2009, December 31, 2008 and June 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at
		June 30, 2009, Using
		Quoted
		Prices In
		Active
		Markets	Significant
	Assets/Liabilities	For	Other	Significant
	Measured at Fair	Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	June 30, 2009	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury securities	$529	$-	$529	$-
U.S. Government sponsored entities	56,255	-	56,255	-
Mortgage-backed investments	204,917	-	204,917	-
Obligations of states and political subdivisions	62,279	-	62,279	-
Collateralized debt obligations	3,254	-	-	3,254
Other debt securities	2,706	-	2,706	-
Equity securities	985	-	985	-
Total securities available for sale	$330,925	$-	$327,671	$3,254

Mortgage derivative assets	124	-	124	-

Mortgage derivative liabilities	55	-	55	-

		Fair Value Measurements at
		December 31, 2008, Using
		Quoted
		Prices In
		Active
		Markets	Significant
	Assets/Liabilities	For	Other	Significant
	Measured at Fair	Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2008	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury securities	$543	$-	$543	$-
U.S. Government sponsored entities	8,397	-	8,397	-
Mortgage-backed investments	145,362	-	145,362	-
Obligations of states and political subdivisions	64,829	-	64,829	-
Collateralized debt obligations	3,969	-	3,969	-
Other debt securities	3,528	-	3,528	-
Equity securities	517	-	517	-
Total available for sale securities	$227,145	$-	$227,145	$-

Mortgage derivative assets	45	-	45	-

Mortgage derivative liabilities	27	-	27	-

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

		Fair Value Measurements at
		June 30, 2008, Using
		Quoted
		Prices In
		Active
		Markets	Significant
	Assets/Liabilities	For	Other	Significant
	Measured at Fair	Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	June 30, 2008	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury securities	$532	$-	$532	$-
U.S. Government sponsored entities	27,031	-	27,031	-
Mortgage-backed investments	139,850	-	139,850	-
Obligations of states and political subdivisions	60,947	-	60,947	-
Collateralized debt obligations	4,477	-	4,477	-
Other debt securities	3,677	-	3,677	-
Equity securities	422	-	422	-
Total securities available for sale	$236,936	$-	$236,936	$-

Mortgage derivative assets	43	-	43	-

Mortgage derivative liabilities	11	-	11	-

U.S. Treasury, Government sponsored entity and mortgage-backed securities. Securities issued by the U.S. Treasury and Government sponsored enterprises and mortgage-backed securities are traded in a dealer market and are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service that primarily uses trading activity in the dealer market to determine market prices.

Obligations of states and political subdivisions. Municipal securities include investments that are traded in a dealer market and investments that rarely trade and are reported using Level 2 inputs. The fair value measurements consider observable data that may include dealer quotes, market yield curves, credit information (including observable default rates) and the instrument’s contractual terms and conditions, among other things.

Other debt securities. Other debt securities trade in a dealer market and are reported using Level 2 inputs. The fair value measurements are derived from the trading activity in the dealer market.

Collateralized debt obligations. The Company owns certain beneficial interests in collateralized debt obligations secured by community bank trust preferred securities. These interests have an amortized cost of $4.848 million with estimated fair values of $3.254 million. These interests do not trade in a liquid market, and therefore, market quotes are not a reliable indicator of their ultimate realizability. The Company has utilized a discounted cash flow model based on market yields of trust-preferred securities and adjustments for liquidity and credit factors to determine the fair values of these beneficial interests. The Company made significant unobservable adjustments to the credit factors related to these securities, based on Management’s best estimates of the default assumptions that market participants may use, which resulted in their transfer to a Level 3 inputs classification during the second quarter of 2009. The Company relied on the guidance in the Financial Accounting Standards Board’s FSP No. EITF 99-20-1 to test the beneficial interests for impairment purposes using discounted cash flow methodologies. One security did not pass the impairment test. A discounted cash flow analysis of this security resulted in an other-than-temporary credit impairment of $175 thousand, which was recorded as a loss in the statement of operations for the second quarter of 2009.

Equity securities. Equity securities are comprised of mutual funds that are reported using Level 2 inputs. These securities are either actively traded or are comparable to similar mutual funds that are actively traded.

Mortgage Derivatives.  Mortgage derivative assets and liabilities are reported at fair value utilizing Level 2 inputs. These assets and liabilities represent the fair values of the commitments of the Company to originate mortgages at certain rates as well as the commitments to sell the mortgages to investors at locked prices within a specified period of time. The Company uses an internal valuation model with observable market data inputs consisting primarily of dealer quotes, market yield curves and credit-related adjustments. Mortgage derivative assets are included in other assets and mortgage derivative liabilities are included in other liabilities in the Company’s balance sheet.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

The following table reports the activity for 2009 in assets measured at fair value on a recurring basis using significant unobservable inputs.

Fair Value Measurements Using
Significant Unobservable Inputs
(Dollars in thousands)	(Level 3)
Collateralized Debt Obligations
Balance at January 1 and April 1, 2009	$-
Total gains or losses (realized/unrealized)
Other-than-temporary impairment included in earnings	(175)
Other-than-temporary impairment included in other comprehensive income	(218)
Other gains/losses included in other comprehensive income	(319)
Purchases, issuances, and settlements	-
Transfers in and/or out of Level 3	3,966
Balance at June 30, 2009	$3,254

The amount of total gains or losses for the period included
in earnings attributable to the change in unrealized gains
or losses relating to assets still held at the reporting date	$(175)

The $175 thousand credit-related other-than-temporary loss incurred during the second quarter of 2009 is stated as a separate line item in the Company’s consolidated statement of operations.

The following tables summarize assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements Using
		Quoted
		Prices in				Fair Value
		Active	Significant		Charged to	Adjustment
	For the	Markets for	Other	Significant	Allowance	Recognized
	Quarter	Identical	Observable	Unobservable	for Loan Losses	In Earnings
	Ended	Assets	Inputs	Inputs	During	During
(Dollars in thousands)	06/30/09 (a)	(Level 1)	(Level 2)	(Level 3)	Current Period	Current Period

Mortgages held for sale	$2,548	$-	$2,548	$-	$-	$(68)
Impaired loans	49,449	-	49,449	-	-	5,687
Loan foreclosures	14,472	-	14,472	-	5,755	-
Bankers bank stock	-	-	-	-	-	(78)
Other real estate	4,923	-	-	4,923	-	(893)

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

		Fair Value Measurements Using
		Quoted
		Prices in				Fair Value
		Active	Significant		Charged to	Adjustment
	For the	Markets for	Other	Significant	Allowance	Recognized
	Year-to-Date	Identical	Observable	Unobservable	for Loan Losses	In Earnings
	Ended	Assets	Inputs	Inputs	During	During
(Dollars in thousands)	06/30/09 (a)	(Level 1)	(Level 2)	(Level 3)	Current Period	Current Period

Mortgages held for sale	$2,548	$-	$2,548	$-	$-	$(75)
Impaired loans	49,449	-	49,449	-	-	21,213
Loan foreclosures	14,472	-	14,472	-	7,864	-
Bankers bank stock	-	-	-	-	-	(78)
Other real estate	4,923	-	-	4,923	-	(893)
Goodwill	16,772	-	-	16,772	-	(15,800)
Intangible assets	-	-	-	-	-	(1,248)

(a)
These amounts represent the carrying amounts on the consolidated statement of condition at the balance sheet date for mortgages held forsale, impaired real estate-secured loans, bankers bank stock, other real estate, goodwill and intangible assets for which fair value remeasurements took place during the period. Loan foreclosures represent the fair value portion of the carrying amounts of other real estate properties that were remeasured at the point of foreclosure during the period and were still owned at the balance sheet date.

Gains and losses recognized due to fair value remeasurements are recorded in the consolidated statements of operations in (1) mortgage banking income for mortgages held for sale, (2) provision for loan losses for impaired loans, (3) other income for the bankers bank stock, (4) foreclosed property expenses for other real estate, (5) goodwill impairment for goodwill and (6) intangible asset amortization and impairment for intangible assets.

Mortgages Held for Sale.  Loans held for sale, primarily mortgage and student loans, are reported at the lower of cost or fair value calculated at the individual loan level. Therefore, although fair values for these instruments are measured on a recurring basis, the loans may be reported at their amortized cost if it is lower than the loan’s fair value. Fair value is determined primarily using a market yield curve and dealer quotes. Changes in the valuation allowance for mortgages held for sale are recorded in mortgage banking income. At June 30, 2009 there were $2.548 million of mortgages held for sale for which the fair value was lower than the cost basis. Their cost basis was $2.629 million, resulting in a valuation allowance of $81 thousand.

Impaired Loans.  Certain financial assets such as impaired loans are measured by means that are similar to fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to adjustments similar to fair value adjustments in certain circumstances, such as when there is evidence of impairment. Impaired values are determined by discounting expected cash flows by a rate equal to the original yield on the loan rather than by a market discount rate. However, when market prices or dealer quotes for loans are available and can be used, then the impaired value does meet the definition of fair value. Collateral dependent loans, which are loans for which the repayment is expected to be provided solely by the underlying collateral, are valued for impairment purposes by using the fair value of the underlying collateral. Although the valuations based upon non-market discount rates do not meet the technical definition of “fair value” they are similar in nature. For collateral dependent loans, collateral values are estimated using Level 2 inputs based on observable market data. During the second quarter of 2009, certain real estate-secured impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral. Impaired real estate-secured loans with a carrying value of $55.136 million were reduced by specific valuation allowance allocations totaling $5.687 million to a total reported fair value of $49.449 million based on collateral valuations utilizing Level 2 inputs. The amount of expense recognized was charged to the provision for loan losses to create an allowance for the loans equal to the impairment amount.

Loan Foreclosures.  During the second quarter of 2009, certain foreclosed assets, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for possible loan losses based upon the fair value of the foreclosed asset. The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data. Foreclosed assets measured at fair value upon initial recognition during the second quarter totaled $14.675 million using Level 2 valuation inputs. During the second quarter $203 thousand of these properties were disposed of. In connection with the measurement and initial recognition of the foregoing foreclosed assets, the Company recognized charge-offs to the allowance for possible loan losses totaling $5.755 million. The fair value of the foreclosed assets was recorded in other real estate.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

Bankers bank stock.  Bankers bank stock consists of 100 shares of Silverton Bank, N.A. which was formerly known as the Georgia Bankers Bank. The stock was purchased in 2001 for $78 thousand. The Bank was closed by federal bank regulators on May 1, 2009 and taken into receivership. Since the stock did not have a readily determinable fair value it was carried at cost in other assets in the consolidated statement of condition. The Company wrote off the entire $78 thousand balance as an other asset impairment loss which was included in other income in the consolidated statements of operations.

Other real estate.  Other real estate consists of real estate from loans that have been foreclosed on. It is carried at the lower of cost or fair value less costs to sell. Subsequent to foreclosure, these properties may experience further market declines. When this occurs, the Company writes the property down to management’s best estimate of what the market may be willing to pay. Management considers what other properties have sold for, how long properties have been on the market, the condition of the property, the availability of liquid buyers and other assumptions that market participants may use in determining a price at which they would acquire the property. Since certain significant inputs to these estimates are management-derived and unobservable, fair values are reported as using Level 3 inputs. All of the other real estate properties that were remeasured during the second quarter remained on the consolidated statement of condition at June 30, 2009.

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

Intangible assets.  Intangible assets include a Florida banking charter and insurance agency customer renewal lists and noncompete agreements. The Company evaluated these assets for impairment during the first quarter of 2009. An analysis of expected cash flows related to insurance agency customer renewal lists and noncompete agreements indicated that the assets were impaired. An analysis of the Florida banking charter, based on indications of market value and management’s assessment of economic factors related to the Florida markets, indicated that it was impaired. The intangible assets were valued using unobservable (Level 3) inputs. The banking charter is an indefinite lived intangible asset for which the Company had recorded no amortization expense. The insurance agency assets were being amortized over their useful lives up until the time of the impairment test. The Company recorded $14 thousand in amortization expense related to the insurance agency assets during the first quarter of 2009. The banking charter was determined to be fully impaired, with an impairment charge of $1.025 million being recorded in intangible asset amortization and impairment during the first quarter of 2009. The insurance agency intangible assets were also deemed to be fully impaired with their remaining balances of $223 thousand being written off to intangible asset amortization and impairment expense.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

Fair Value of Financial Instruments

The following table presents the carrying amounts and fair values of the Company’s financial instruments at June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
(Dollars in thousands)	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and short-term investments	$64,936	$64,936	$63,644	$63,644
Securities available for sale	330,925	330,925	227,145	227,145
Loans held for sale	4,897	4,897	7,698	7,757
Loans held for investment	1,076,418	991,757	1,151,677	1,111,202
Agency accounts receivable	352	352	276	276
Accrued interest receivable	8,639	8,639	9,832	9,832
Nonmarketable equity investments	7,320	7,320	7,610	7,610
Investment in unconsolidated VIE	928	928	928	928
Mortgage derivative assets	124	124	45	45
Financial liabilities:
Noninterest-bearing deposits	181,163	181,163	178,689	178,689
NOW, MMDA and savings deposits	562,438	562,438	513,979	513,979
Certificates of deposit	565,946	575,099	568,719	579,874
Short-term borrowings	6,780	6,780	9,728	9,728
Other borrowings	135,975	137,549	151,547	153,295
Junior subordinated debt	30,928	25,913	30,928	36,617
Agency accounts payable	1,525	1,525	574	574
Accrued interest payable	3,007	3,007	3,537	3,537
Mortgage derivative liabilities	55	55	27	27
Other financial instruments:
Commitments to extend credit and letters
of credit	(18)	(399)	(28)	(459)

The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

Cash and due from banks, interest-bearing deposits with banks and Federal funds sold are valued at their carrying amounts which are reasonable estimates of fair value due to the relatively short period to maturity of the instruments.

Securities available for sale are predominantly valued based on prices obtained from an independent nationally recognized pricing service, dealer quotes and market yield matrices. Collateralized debt obligations are valued using modeling techniques.

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

Accrued interest receivable is short-term in nature and therefore the fair value is assumed to be the carrying value.

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

Accrued interest payable is short-term in nature and therefore the fair value is assumed to be the carrying value.

Commitments to extend credit and letters of credit are valued based on the fees charged to enter into similar credit arrangements.

Mortgage origination and sale commitments are considered derivatives and are therefore carried at fair market value with the changes in market value recorded in mortgage banking income. Mortgage-related commitments with positive values are carried in other assets and those with negative balances are carried in other liabilities in the statement of condition.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 3:  Investment Securities and Derivatives

The following is a summary of the amortized cost and fair value of securities available for sale at June 30, 2009, December 31, 2008 and June 30, 2008:

	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2009:
U.S. Treasury securities	$506	$23	$-	$529
U.S. Government sponsored entities	56,110	321	176	56,255
Mortgage-backed investments	200,163	4,972	218	204,917
Obligations of states and political subdivisions	61,598	972	291	62,279
Collateralized debt obligations	4,848	-	1,594	3,254
Other debt securities	2,642	64	-	2,706
Equity securities	1,035	-	50	985

	$326,902	$6,352	$2,329	$330,925

December 31, 2008:
U.S. Treasury securities	$509	$34	$-	$543
U.S. Government sponsored entities	8,089	308	-	8,397
Mortgage-backed investments	141,688	3,772	98	145,362
Obligations of states and political subdivisions	64,357	841	369	64,829
Collateralized debt obligations	5,054	-	1,085	3,969
Other debt securities	3,658	1	131	3,528
Equity securities	527	-	10	517

	$223,882	$4,956	$1,693	$227,145

June 30, 2008:
U.S. Treasury securities	$512	$20	$-	$532
U.S. Government sponsored entities	26,785	246	-	27,031
Mortgage-backed investments	140,509	478	1,137	139,850
Obligations of states and political subdivisions	61,141	371	565	60,947
Collateralized debt obligations	5,025	-	548	4,477
Other debt securities	3,677	11	11	3,677
Equity securities	423	-	1	422

	$238,072	$1,126	$2,262	$236,936

Fair values are determined primarily from prices obtained from an independent, nationally recognized pricing service. These prices include exchange quoted prices, dealer quoted prices and prices derived from market yields published by specialized financial database providers. Mortgage-backed securities trade in a dealer market, and therefore the prices used are derived from dealer quotes. Most non-rated municipal securities and certain corporate securities are not actively traded or quoted in a dealer market. These securities are valued using dealer provided market yields in a matrix that incorporates other factors such as credit standing and tax status. The collateralized debt obligations are valued based on dealer quotes, expected cash flows, discount rates for securities similar to the CDO collateral, liquidity factors and credit quality assumptions about the underlying financial institution trust preferred obligors.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 3:  (Continued)

Provided below is a summary of securities available for sale which were in an unrealized loss position and the length of time that individual securities have been in a continuous loss position at June 30, 2009 and December 31, 2008. Securities on which we have taken only credit-related other-than-temporary-impairment (OTTI) write-downs are categorized as being “less than 12 months” or “12 months or more” in a continuous loss position based on the point in time that the fair value declined to below the amortized cost basis and not the period of time since the OTTI write-down.

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2009:
U.S. Government sponsored
entities	$30,508	$176	$-	$-	$30,508	$176
Mortgage-backed investments	49,833	218	-	-	49,833	218
Obligations of states and
political subdivisions	15,624	224	3,988	67	19,612	291
Collateralized debt obligations	-	-	3,254	1,594	3,254	1,594
Other debt securities	-	-	-	-	-	-
Equity securities	-	-	362	50	362	50

	$95,965	$618	$7,604	$1,711	$103,569	$2,329

December 31, 2008:
U.S. Government sponsored
entities	$-	$-	$-	$-	$-	$-
Mortgage-backed investments	14,847	89	1,802	9	16,649	98
Obligations of states and
political subdivisions	26,067	249	2,275	120	28,342	369
Collateralized debt obligations	-	-	3,969	1,085	3,969	1,085
Other debt securities	3,014	131	-	-	3,014	131
Equity securities	527	10	-	-	527	10

	$44,455	$479	$8,046	$1,214	$52,501	$1,693

Management believes that the impairments reflected as unrealized losses above are temporary and will be recovered over the investments’ holding periods. The unrealized losses associated with municipal securities are primarily driven by changes in market rates and liquidity and not due to the credit quality of the securities. Management does not intend to sell any investment securities that have unrealized losses before the time that those losses could be recovered. Management has evaluated the investment securities that have unrealized losses within the framework of the Company’s liquidity and capital needs as well as its ability to hold those securities over an extended recovery period. This analysis was performed to determine if it was more likely than not that the investments would have to be sold before their anticipated recoveries. Management determined that it was not more likely than not that the investments would have to be disposed of prior to their anticipated recoveries. In estimating whether there are other-than-temporary impairment losses on debt securities management considers (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) historical cash flows and economic factors that could detrimentally affect those cash flows and (4) changes in credit ratings of the issuers.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 3:  (Continued)

There are 6 collateralized debt obligations that represent the majority of unrealized losses in the investment portfolio. These obligations are secured by commercial bank trust preferred securities. The impairments have arisen due to a virtual trading halt related to the liquidity crisis in corporate debt, as well as to the estimated effects of the sub-prime mortgage crisis on the financial stability of financial institution issuers of the trust preferred collateral. In December 2008, these CDOs were downgraded to below investment grade by Moody’s. During 2008 and 2009 several banks that had issued trust preferred securities that were held as collateral in the some of the CDOs were closed by federal regulators. These defaults, accompanied by interest deferrals by several other bank issuers, resulted in reductions in fair value estimates as credit assumptions had to be revised. Management evaluated these instruments for impairment as of June 30, 2009 within the guidelines of FASB’s EITF 99-20 as amended by FSP No. EITF 99-20-1 using the discounted cash flow approach prescribed, adjusted for assumptions concerning the estimates of ultimate collectability of the contractual cash flows, and determined that an other-than-temporary impairment (OTTI) condition existed for one of the CDOs that had an amortized cost of $751 thousand and a fair value of $358 thousand. A cash flow analysis for the security, after allowing for estimated defaults and the cash requirements of the more senior securities in the CDO, indicated an other-than-temporary credit-related impairment of $175 thousand. The credit-related portion of the impairment was charged against current earnings with the remaining unrealized loss of $218 thousand being charged to other comprehensive income. The other-than-temporarily impaired CDO was placed on nonaccrual status during the second quarter resulting in an $18 thousand reversal of interest income on taxable investments. The interest payment for another CDO was deferred, with expectations for continued deferrals in 2009. This CDO, with an amortized cost of $1.000 million and a fair value of $689 thousand, was placed on nonaccrual status during the second quarter resulting in a $66 thousand reversal of interest income on taxable investments. The unrealized losses by individual security in the CDO portfolio as of June 30, 2009 ranged from 29% of amortized cost to 39% of amortized cost. The five securities that passed the cash flow testing for OTTIs did so due to their seniority in the CDO cash flow structure and the estimated effects of defaults and deferrals of the collateral pools as compared with the security that was determined to have an OTTI. Therefore, given the expected default and deferral rates that were estimated for the collateral in the CDOs, the more subordinate securities in those CDOs absorbed the losses in the OTTI tests, allowing the securities owned by the Company to show sufficient cash flows to eventually pay off the security.

The following table summarizes the activity related to credit losses on debt securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income.

(Dollars in thousands)	Three Months	Six Months
	Ended June 30	Ended June 30
	2009	2009
Beginning balance	$-	$-
Additions	175	175
Ending balance	$175	$175

The fair values of our investment securities could decline in the future if the underlying performance of the collateral for the trust preferred CDOs deteriorate and credit enhancements in the form of seniority in the cash flow waterfalls do not provide sufficient protection to our contractual principal and interest. As a result, there is a risk that significant OTTI may occur in the future given the current economic environment.

The following is a summary of gains and losses on securities available for sale:

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Proceeds from sales	$170	$1,350	$1,835	$3,578
Gross realized gains	1	11	1	22
Gross realized losses	-	-	-	-

Gross recognized losses related to
the credit component of other-
than-temporary impairments	$175	$-	$175	$-

Securities with a carrying value totaling $265.988 million at June 30, 2009 and $209.310 million at December 31, 2008 were pledged to secure public deposits, short-term borrowings and for other purposes required or permitted by law.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 3:  (Continued)

The amortized cost and fair values of debt securities available for sale at June 30, 2009, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with, or without, call or prepayment penalties. Equity securities are not included since they have no stated maturity. Mortgage-backed securities receive monthly payments based on the cash flows of the underlying collateral. Therefore, their stated maturities do not represent the timing of principal amounts received and no maturity distributions are shown for these securities.

	Amortized	Fair
(Dollars in thousands)	Cost	Value

One year or less	$34,070	$34,239
After one through five years	62,565	63,167
After five through ten years	23,361	23,505
After ten years	5,708	4,112
	125,704	125,023
Mortgage-backed investments	200,163	204,917

	$325,867	$329,940

Derivatives

The Company enters into interest rate lock agreements related to mortgage loan originations with customers. The Company also enters into forward sale agreements with mortgage investors. The interest rate lock agreements, which are written options, and the forward sale agreements are derivatives and are carried at fair value on the consolidated statements of condition with changes in fair value being recorded in earnings for the period.

The following table summarizes these instruments, which are considered derivatives not designated as hedges.

(Dollars in thousands)	June 30, 2009			December 31, 2008
	Notional	Positive	Negative	Notional	Positive	Negative
Instrument	Amount	Fair Value	Fair Value	Amount	Fair Value	Fair Value
Forward sale contracts	$6,850	$41	$31	$5,568	$10	$13
Written interest rate options (locks)	9,265	83	24	8,379	35	14

Derivatives with positive fair values are recorded as other assets and derivatives with negative fair values are recorded as other liabilities in the consolidated statements of condition.

Amounts included in the consolidated statements of operations related to non-hedging mortgage banking-related derivative instruments were as follows:

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Forward sale contracts:
Recorded in mortgage banking income	$16	$37	$13	$48
Written interest rate options (locks)
Recorded in mortgage banking income	76	(4)	33	9

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4: Loans

The composition of the loan portfolio is shown in the table below:

(Dollars in thousands)	June 30		December 31
	2009	2008	2008

Commercial, financial and agricultural	$135,325	$139,933	$127,704
Non-residential real estate	672,359	752,437	745,700
Residential real estate	205,068	210,813	209,696
Home equity loans	44,827	45,623	45,791
Consumer loans	40,728	39,501	37,908
Other loans	9,434	6,895	9,796

Total loans	$1,107,741	$1,195,202	$1,176,595

The Bank uses real estate loans as collateral for borrowings at the Federal Home Loan Banks. Approximately $847.635 million of real estate loans were pledged under a blanket lien as collateral for FHLB borrowings at June 30, 2009. The Bank uses commercial and consumer loans as collateral for borrowings at the Federal Reserve Bank Discount Window. Approximately $25.967 million of commercial and consumer loans were pledged for the Federal Reserve line of credit at June 30, 2009.

The following table is a summary of the activity in the allowance for loan losses for the second quarter and year-to-date periods ending June 30, 2009.

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Beginning balance	$41,506	$14,196	$24,918	$14,217

Loans charged off	(19,579)	(1,517)	(23,087)	(2,557)
Recoveries	201	142	457	381
Net charge-offs	(19,378)	(1,375)	(22,630)	(2,176)

Provision for loan losses	9,195	6,080	29,035	6,860

Ending balance	$31,323	$18,901	$31,323	$18,901

The provision for loan losses for the first six months of 2009 included approximately $24.572 million related to individual loan impairments. The magnitude of the quarterly allowance depends upon the effect of economic and market factors on collateral values, the state of the economies local to our customers, historical loss patterns for different types of loans, the timing and extent of downgrades of customer borrowings as well as other qualitative factors.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  (Continued)

Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet their payment obligations, which typically occurs when principal or interest payments are more than 90 days past due. The following table shows overall statistics for non-performing loans and other assets of the Company:

(Dollars in thousands)	June 30,	December 31,
	2009	2008
Nonaccrual loans	$74,420	$20,564
Other real estate	22,575	11,061

Total non-performing credit-related assets	$96,995	$31,625

Past due 90 days or more and still accruing interest	5,608	5,686
Restructured loans (accruing)	3,633	3,664

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

The following table shows an impaired loan summary for the Company:

(Dollars in thousands)	June 30, 2009	December 31, 2008
Balance of impaired loans with an allocated allowance	$58,298	$58,966
Balance of impaired loans with no allocated allowance	93,957	39,468
Total recorded investment in impaired loans	$152,255	$98,434

Amount of the allowance allocated to impaired loans	$17,291	$13,282

The impaired loan totals consist primarily of collateral-dependent construction and commercial real estate loans.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 5:  Goodwill and Other Intangible Assets

Following is a summary of intangible assets, net of accumulated amortization, included in the Consolidated Statements of Condition:

(Dollars in thousands)			Customer
		Core	Renewal	Noncompete	Banking
	Goodwill	Deposits	Lists	Agreements	Charter
Balance at December 31, 2007	$32,572	$6,292	$228	$67	$1,025
Amortization expense	-	(214)	(14)	(14)	-

Balance at June 30, 2008	$32,572	$6,078	$214	$53	$1,025

Balance at December 31, 2008	$32,572	$5,865	$198	$39	$1,025
Amortization expense	-	(212)	(7)	(7)	-
Impairment charge	(15,800)	-	(191)	(32)	(1,025)

Balance at June 30, 2009	$16,772	$5,653	$-	$-	$-

Estimated amortization expense
Remainder of 2009		$215
2010		427
2011		427
2012		427
2013		427
2014		427

Goodwill is tested for impairment annually during the first quarter of each year. A special impairment test as of December 31, 2008, performed internally, showed no impairment. A subsequent impairment test, triggered by the large first quarter loan loss accruals and continued decline in the Company’s common share price, was performed as of March 31, 2009. Step 1 of the test indicated that the net assets of the community banking unit of the Company had a fair value of less than their book value. Therefore, Step 2 was performed to determine if goodwill was an impaired asset in the allocation of the value of the community banking unit through the allocation of fair values to all of the identifiable assets and liabilities, both recorded and unrecorded, of the unit. The completion of this step resulted in the carrying value of goodwill exceeding its implied fair value by $15.800 million. Therefore, an impairment charge to the community banking unit’s goodwill was recorded during the first quarter of 2009.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 5:  (Continued)

The decline in the Company’s stock price from $6.12 per share at March 31, 2009 to $4.07 per share at June 30, 2009 prompted Management to update the Step 1 calculation of the impairment test that was performed as of March 31. An analysis of market data related to community bank deals for banks similar to the Company indicated that the Step 1 valuation of the Company would result in a similar bank fair value estimate as the prior March 31 analysis. Therefore, using this data, Management determined that the estimated fair value of the banking unit exceeded its net book value and concluded that no additional impairment was indicated.

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

The agency customer renewal lists and noncompete agreements arose from acquisitions of insurance agencies by M&F Insurance Group, Inc. Based on an analysis of expected cash flows, management determined that the renewal values and the value of the noncompete agreements were fully impaired. Therefore, the Company charged $191 thousand for customer renewal lists and $32 thousand for noncompete agreements to intangible asset amortization to fully write off the remaining balances of the assets.

Note 6:  Variable Interest Entity and Borrowing Arrangements

The following is a summary of other borrowings at June 30, 2009 and 2008 and December 31, 2008:

(Dollars in thousands)	June 30		December 31
	2009	2008	2008
Company’s line of credit in the amount of $10,000,000, maturing in August 2009; secured by approximately 29% of the Bank’s common stock; interest payable quarterly at .75% below the lender’s base rate	$2,416	$2,416	$2,416

Bank’s advances from Federal Home Loan Banks, net of unamortized purchase accounting discounts of $0, $5 and $0	133,559	149,868	149,131

Other mortgages to third parties on other real estate	-	83	-

	$135,975	$152,367	$151,547

Company’s junior subordinated debentures, interest payable quarterly at 6.44% through March 2011, payable quarterly at 90-day LIBOR plus 1.33% through March 2036; redeemable after March 2011	$30,928	$30,928	$30,928

The Company’s correspondent line of credit contains certain restrictive covenants related to risk-based capital ratios, allowance for loan loss as a percent of nonperforming loans, return on assets, nonperforming loans as a percent of loans and certain supervisory actions. The net losses for the first and second quarters of 2009 and the increase in non-performing loans caused the Company to be in violation of the return on assets covenant and additionally to be in violation of the nonperforming loan covenant. The correspondent bank has granted a temporary waiver of these covenant violations.

The Bank has advances from the Federal Home Loan Bank of Dallas (FHLB) under Blanket Agreements for Advances and Security Agreements. Advances are collateralized by a blanket floating lien on certain real estate-secured loans, certain pledged securities, the FHLB capital stock owned by the Company and any funds on deposit with the FHLB. These agreements allow the Bank to borrow funds from the FHLB to fund mortgage loan programs and to satisfy certain other funding needs.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 6:  (Continued)

The Bank has access to the Federal Reserve Bank’s Discount Window for a line of credit of $16.878 million. The line is collateralized by commercial and consumer loans. The Bank did not utilize the line during the first six months of 2009.

In February 2006, the Company issued $30.928 million in fixed/floating rate junior subordinated deferrable interest debentures to First M&F Statutory Trust I. The Company received $30.000 million in cash and $928 thousand of common securities from the Trust. The debentures mature in March 2036 and interest is payable quarterly.

First M&F Statutory Trust I, which is a wholly owned financing subsidiary of the Company for regulatory and legal purposes, is a variable interest entity. A determination has been made that the Company, since its equity interest is not at risk, is not the primary beneficiary and therefore, the Trust is not consolidated with the Company’s financial statements.

Note 7:  Preferred Stock, Common Stock Warrant and Dividend

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

Upon issuance, the fair values of the Class B, Series A Preferred Stock and the associated warrant were computed as if the instruments were issued on a stand alone basis. The fair value of the preferred stock was estimated based on the observed market values for bank preferred stock-related investments adjusted for the estimated lack of liquidity for the sale of a new issue of preferred stock by a small community bank. The analysis resulted in an estimated stand-alone fair value of the Class B, Series A Preferred Stock of $13.864 million. The Company used an options pricing model to estimate the fair value of the warrant, resulting in a stand-alone fair value of $660 thousand. The most significant and unobservable assumption in this valuation was volatility. The Company used an estimated value based on a combination of the ten-year, five-year, and one-year calculations of the trading volatility of its Common Stock, which the Company believed would be similar to the estimate used by market participants. The individual fair values were used to record the preferred stock and associated warrant on a relative fair value basis, with the warrants being recorded in Additional Paid-in Capital and the preferred stock being recorded at a discount of approximately $1.363 million. Accretion of the discount associated with the preferred stock is recognized as an increase to preferred stock dividends in determining net income available to common shareholders. The discount is being amortized over a five-year period using the effective yield method. The discount recognized during the first half of 2009 was $80 thousand, with $60 thousand being recognized during the second quarter.

Decrease in common stock dividend

On May 13, 2009 the Board of Directors reduced the Company’s quarterly common stock dividend from $0.13 per share to $0.01 per share, effective with the dividend paid on June 30, 2009 to shareholders of record on June 17, 2009.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 8:  Pension and Other Employee Benefit Plans

As discussed in Note 18 to the December 31, 2008 financial statements, the Bank has a defined benefit pension plan covering substantially all full time employees of the Bank and its subsidiaries. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” as of December 31, 2006. The Company adopted the measurement date provisions of SFAS No. 158 as of December 31, 2008. The following table provides a summary of the components of the Unamortized Pension Costs recognized in stockholders’ equity as of June 30, 2009 and December 31, 2008:

(Dollars in thousands)	Balance	2009	Balance
	12/31/08	Amortization	06/30/09
Unamortized transition asset	$(7)	$4	$(3)
Unamortized prior service cost	(99)	18	(81)
Unamortized actuarial loss	4,529	(453)	4,076
	4,423	(431)	3,992
Deferred taxes	(1,650)	161	(1,489)
Net unamortized pension costs	$2,773	$(270)	$2,503

The following is a summary of the components of net periodic benefit costs for the three and six-month periods ended June 30, 2009 and 2008:

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Service cost	$-	$-	$-	$-
Interest cost	122	115	243	230
Expected return on plan assets	(118)	(155)	(235)	(310)
Amortization of transition asset	(2)	(3)	(4)	(5)
Amortization of prior service costs	(9)	(9)	(18)	(18)
Recognized actuarial loss	227	82	453	163

Net pension cost	$220	$30	$439	$60

The Company did not make any contributions to the pension plan during the first half of 2008 and 2009. The Company has not determined the level of contributions to make to the pension plan during 2009.

The Company made $75 thousand in contributions to the ESOP and $234 thousand in matching contributions to the 401k plan during the first six months of 2009. The Company made $75 thousand in contributions to the ESOP and $363 thousand in matching contributions to the 401k plan during the first six months of 2008.

The Company has a nonqualified deferred compensation plan for certain senior officers. Participants deferred $32 thousand of compensation and received $24 thousand in distributions during the first six months of 2009. Participants deferred $53 thousand of compensation and received $31 thousand in distributions during the first six months of 2008. Employee benefit expenses include credits for earnings declines attributed to the participants’ accounts of $81 thousand for the first six months of 2009 and $7 thousand for the first six months of 2008. The plan incurred $1 thousand of expenses during the first six months of 2009 and $1 thousand during the first six months of 2008. Liabilities of the plan were $341 thousand at June 30, 2009 and $448 thousand at June 30, 2008, substantially all of which were vested.

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

The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model.

The following table is a summary of outstanding options and weighted average exercise prices:

	Six Months Ended June 30
	2009		2008
	Number	Price	Number	Price
January 1	135,500	$16.04	128,500	$16.16
Expired	(99,500)	16.23	-	-
Cancelled	-	-	-	-
Granted	4,000	5.14	7,000	13.84

June 30	40,000	$14.28	135,500	$16.04

Exercisable at June 30, 2009	24,200	$15.27
Available for additional grant at June 30, 2009	380,984

The Company estimates a forfeiture rate of 9.45% (1.89% annual rate) for stock options issued to employees and a forfeiture rate of 5.45% (1.09% annual rate) for stock options issued to directors in determining net compensation costs. At June 30, 2009, there were $33 thousand in unrecognized compensation costs related to stock option awards.

In August and December 2005, in December 2006 and in December 2007 the Company issued restricted stock awards to certain senior officers of the Company. The shares vest in one (1) to seven (7) years and are potentially forfeitable until the vesting date. Additionally the shares include a performance condition that may accelerate vesting at the achievement of a diluted earnings per share and net income target. Non-achievement of the performance condition during the vesting period would not prevent vesting of the shares. At June 30, 2009, there were $819 thousand in unrecognized compensation costs. The Company estimates that 4.00% (.57% annual rate) of the nonvested shares will be forfeited in determining net compensation expenses recognized. In December 2007, 1,500 shares of restricted stock with a fair value of $24 thousand became fully vested and outstanding. In August 2008, 1,766 shares of restricted stock with a fair value of $19 thousand became fully vested and outstanding, and in December 2008, 1,500 shares of restricted stock with a fair value of $13 thousand became fully vested and outstanding. In May 2009, 6,000 shares of restricted stock with a fair value of $26 thousand became fully vested and outstanding. The following table provides a summary of the restricted share activity:

		Grant Date
	Shares	Fair Value
January 1, 2008	123,516	$16.89
Forfeited in 2008	(14,000)	17.08
Vested in 2008	(3,266)	18.23
December 31, 2008	106,250	16.82
Forfeited in 2009	(8,000)	16.86
Vested in 2009	(6,000)	16.86
June 30, 2009	92,250	$16.82

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 10:  Accumulated Other Comprehensive Income

The following is a summary of the gross amounts of accumulated other comprehensive income and the related income tax effects:

(Dollars in thousands)	Gross	Tax	Net

June 30, 2009:
Net unrealized gain on securities available for sale	$4,241	$1,580	$2,661
Net unrealized loss on other-than-temporarily impaired securities available for sale	(218)	(81)	(137)
Net unamortized pension costs	(3,992)	(1,489)	(2,503)

	$31	$10	$21

December 31, 2008:
Net unrealized loss on securities available for sale	$3,263	$1,217	$2,046
Net unamortized pension costs	(4,423)	(1,650)	(2,773)

	$(1,160)	$(433)	$(727)

June 30, 2008:
Net unrealized loss on securities available for sale	$(1,136)	$(423)	$(713)
Net unamortized pension costs	(1,652)	(616)	(1,036)

	$(2,788)	$(1,039)	$(1,749)

Note 11:  Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Total Capital and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined). Management believes, as of June 30, 2009, that all capital adequacy requirements have been met.

As of June 30, 2009, the most recent notification by the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 11:  (Continued)

The Company's and Bank's actual capital amounts and ratios as of June 30, 2009, and December 31, 2008, are also presented in the table:

(Dollars in thousands)	Actual		Minimum Capital		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2009:
Total capital (to risk weighted assets):
Company	$158,304	12.5%	$101,219	8.0%	$-	-
Bank	149,520	11.8%	101,034	8.0%	126,293	10.0%

Tier I capital (to risk weighted assets):
Company	142,297	11.3%	50,609	4.0%	-	-
Bank	133,541	10.8%	50,517	4.0%	75,776	6.0%

Tier I capital (to average assets):
Company	142,297	8.9%	63,626	4.0%	-	-
Bank	133,541	8.4%	63,600	4.0%	79,500	5.0%

December 31, 2008:
Total capital (to risk weighted assets):
Company	$145,511	11.2%	$103,839	8.0%	$-	-
Bank	146,691	11.3%	103,692	8.0%	129,615	10.0%

Tier I capital (to risk weighted assets):
Company	129,179	10.0%	51,920	4.0%	-	-
Bank	130,382	10.1%	51,846	4.0%	77,769	6.0%

Tier I capital (to average assets):
Company	129,179	8.2%	63,111	4.0%	-	-
Bank	130,382	8.3%	63,071	4.0%	78,839	5.0%

Dividends paid by the Bank are the primary source of funds available to the Company for payment of dividends to its shareholders and other cash needs.  Applicable federal and state statutes and regulations impose restrictions on the amounts of dividends that may be declared by the Bank. The Bank may also be restricted in its ability to pay dividends due to regulatory violations cited in an examination. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of the Bank's total capital in relation to its assets, deposits and other such items, and as a result, capital adequacy considerations could further limit the availability of dividends from the Bank.  These restrictions are not anticipated to have a material effect on the ability of the Bank to pay dividends to the Company. As mentioned in Note 7, “Preferred Stock, Common Stock Warrant and Dividend” the Company participates in the U.S. Treasury’s Capital Purchase Program. In this program, the Company generally may not raise the quarterly dividend beyond $0.13 per share, the amount that was in place when the Company received the preferred stock proceeds, during the first three years without the consent of the U.S. Department of Treasury.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 12:  Earnings Per Share

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

(Dollars in thousands, except per share data)	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Net income (loss)	$(5,111)	$(466)	$(32,352)	$2,673
Preferred dividends	439	-	593	-
Net income (loss) attributable to common stock	(5,550)	(466)	(32,945)	2,673

Net income (loss) allocated to common stockholders:
Distributed	91	1,178	1,269	2,356
Undistributed	(5,589)	(1,636)	(33,856)	283
	$(5,498)	$(458)	$(32,587)	$2,639

Weighted-average basic common and participating shares outstanding	9,161,662	9,179,288	9,163,574	9,183,557
Less: weighted average participating restricted shares Outstanding	96,272	119,208	99,200	121,362
Weighted-average basic shares outstanding	9,065,390	9,060,080	9,064,374	9,062,195

Basic net income (loss) per share	$(.61)	$(.05)	$(3.60)	$.29

Weighted-average basic common and participating shares outstanding	9,161,662	9,179,288	9,163,574	9,183,557
Add: share-based options and stock warrant	-	-	-	1,638
	9,161,662	9,179,288	9,163,574	9,185,195
Less: weighted average participating restricted shares Outstanding	96,272	119,208	99,200	121,362
Weighted-average dilutive shares outstanding	9,065,390	9,060,080	9,064,374	9,063,833

Dilutive net income (loss) per share	$(.61)	$(.05)	$(3.60)	$.29

Weighted-average shares of potentially dilutive Instruments that are not included in the dilutive share Calculation due to anti-dilutive effect:
Compensation plan-related stock options	39,380	123,192	87,175	120,846
Common stock warrant	513,113	-	351,525	-

Note 13:  Subsequent Events

Financial statements are considered available to be issued when they are complete in a form and format that complies with generally accepted accounting principles and all approvals necessary for issuance have been obtained. Management has evaluated all events or transactions that occurred after June 30, 2009 up through August 7, 2009, the date we issued these financial statements. No material subsequent events have occurred during this period that required recognition or disclosure in these financial statements.

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

FIRST M & F CORPORATION

Financial Summary

The Company incurred a net loss for the second quarter of 2009 of $5.111 million, or $.61 basic and diluted loss per share as compared to losses of $466 thousand, or $.05 basic and diluted loss per share for the same period in 2008 and a net loss of $27.241 million or $2.99 basic and diluted loss per share for the first quarter of 2009. The net loss for the first half of 2009 was $32.352 million or $3.60 basic and diluted loss per share as compared to net income of $2.673 million, or $.29 basic and diluted earnings per share for the same period in 2008. Major factors contributing to the decrease in year-over-year earnings were (1) an increase of $22.175 million in loan loss accruals as compared to 2008, (2) a decrease of $87.461 million in loans outstanding from the second quarter of 2008 to the second quarter of 2009, (3) a net interest margin of 3.25% for the first half of 2009 as compared to 3.69% for the first half of 2008, (4) a goodwill impairment charge of $15.800 million during the first quarter of 2009, and (5) additional intangible asset impairment charges of $1.248 million during the first quarter of 2009.

Highlights for the first half of 2009 and 2008 are as follows:

•	The Company received $30.000 million in February 2009 from the U. S. Treasury for preferred stock and a stock warrant as a participant in the U. S. Treasury’s TARP Capital Purchase Program
•	Debit card revenues increased by 45.12% for the second quarter of 2009 over the second quarter of 2008
•	The net interest margin decreased to 3.16% in the second quarter of 2009 from 3.33% in the first quarter of 2009 and 3.73% in the second quarter of 2008
•	Loans held for investment decreased by $68.854 million during the first half of 2009 and by $24.233 million during the first half of 2008
•	Nonaccrual loans were 6.69% of total loans at June 30, 2009 as compared to 1.74% at December 31, 2008 and .94% at June 30, 2008
•	Annualized net charge-offs were 6.87% for the second quarter of 2009 as compared to 1.13% for the first quarter of 2009, to 1.79% for the fourth quarter of 2008 and .46% for the second quarter of 2008
•	Closed a full-service branch in Collierville, Tennessee in February 2009

FIRST M & F CORPORATION

The following table shows the quarterly net loan, non-interest bearing deposit, and interest bearing deposit growth for the last five quarters:

(Net change, in thousands)
		Non-Interest	Interest
	Loans	Bearing Deposits	Bearing Deposits
2nd Qtr 2008	$(10,966)	$65	$(45,263)
3rd Qtr 2008	11,011	(8,165)	(8,749)
4th Qtr 2008	(29,618)	(291)	10,215
1st Qtr 2009	(27,343)	12,697	39,076
2nd Qtr 2009	(41,511)	(10,223)	6,610

The following table shows the quarterly net interest income, loan loss accruals, non-interest income and non-interest expense amounts for the last five quarters:

(Net amount, in thousands)

	Net Interest	Loan Loss	Non-Interest	Non-Interest
	Income	Accruals	Income	Expense
2nd Qtr 2008	$13,100	$6,080	$5,270	$13,460
3rd Qtr 2008	13,020	2,190	5,517	13,229
4th Qtr 2008	12,749	10,684	4,832	14,241
1st Qtr 2009	11,844	19,840	5,188	31,041
2nd Qtr 2009	11,265	9,195	4,976	15,815

The following table shows the components of pre-tax basic earnings (loss) per share for the last five quarters:

	2nd Qtr 2009	1st Qtr 2009	4th Qtr 2008	3rd Qtr 2008	2nd Qtr 2008
Net interest income	$1.24	$1.31	$1.41	$1.43	$1.45
Loan loss expense	1.01	2.19	1.18	.24	.67
Noninterest income	.55	.57	.53	.61	.58
Noninterest expense	1.74	3.42	1.57	1.46	1.49
Net income (loss) before taxes	$(.96)	$(3.73)	$(.81)	$.34	$(.13)

FIRST M & F CORPORATION

The following table shows performance ratios for the last five quarters:

	2nd Qtr 2009	1st Qtr 2009	4th Qtr 2008	3rd Qtr 2008	2nd Qtr 2008
Net interest margin	3.16%	3.33%	3.60%	3.70%	3.73%
Efficiency ratio	95.10	80.41	79.29	69.93	71.85
Return on assets	(1.27)	(6.71)	(1.08)	.55	(.12)
Return on total equity	(14.84)	(73.59)	(12.27)	6.27	(1.30)
Return on common equity	(20.40)	(81.82)	(12.27)	6.27	(1.30)
Noninterest income to avg. assets	1.24	1.28	1.19	1.37	1.31
Noninterest income to revenues (1)	29.92	29.81	26.90	29.16	28.13
Noninterest expense to avg assets	3.94	7.65	3.52	3.29	3.34
Salaries and benefits to total noninterest expense	46.15	23.07	47.47	54.66	54.28
Contribution margin (2)	56.11	58.85	62.36	61.78	61.00
Nonaccrual loans to loans	6.69	4.51	1.74	1.82	.94
90 day past due loans to loans	.50	.12	.48	.05	.33
Annualized net charge offs as a percent of average loans	6.87	1.13	1.79	.49	.46
(1)	Revenues equal tax-equivalent net interest income before loan loss expense, plus noninterest income.
(2)	Contribution margin equals revenues minus salaries & benefits, divided by revenues.

The following table shows revenue related performance statistics for the last five quarters:

(Dollars in thousands)	2nd Qtr 2009	1st Qtr 2009	4th Qtr 2008	3rd Qtr 2008	2nd Qtr 2008
Mortgage originations	$32,438	$23,992	$14,379	$12,926	$17,443
Commissions from annuity sales	1	9	11	18	49
Trust revenues	51	57	56	56	86
Retail investment revenues	85	59	75	61	112
Revenues per FTE employee	31	32	33	34	33
Agency commissions per agency FTE employee (1)	25	25	23	29	25
(1) Agency commissions are property, casualty, life and health commissions produced by the insurance agency personnel.

The following table shows additional statistics for the Company at the end of the last five quarters:

	2nd Qtr 2009	1st Qtr 2009	4th Qtr 2008	3rd Qtr 2008	2nd Qtr 2008
Full-time equivalent employees	529	535	543	548	556
Number of noninterest-bearing deposit accounts	34,116	34,509	35,112	35,907	36,455

FIRST M & F CORPORATION

Net Interest Income

Net interest income before loan loss expenses for the first six months of 2009 was $23.109 million as compared to $26.227 million for the first six months of 2008. For the first six months of 2009 compared to 2008: earning asset yields decreased by 130 basis points, liability costs decreased by 93 basis points, the net interest spread decreased by 38 basis points and the net interest margin decreased by 44 basis points.

Net interest income before loan loss expenses for the second quarter of 2009 was $11.265 million as compared to $13.100 million for the second quarter of 2008 and $11.844 million for the first quarter of 2009. For the second quarter of 2009 compared to the same quarter of 2008: earning asset yields decreased by 128 basis points, liability costs decreased by 76 basis points, the net interest spread decreased by 52 basis points and the net interest margin decreased by 57 basis points. For the second quarter of 2009 compared to the first quarter of 2009: earning asset yields decreased by 33 basis points, liability costs decreased by 14 basis points, the net interest spread decreased by 19 basis points and the net interest margin decreased by 17 basis points.

Balance sheet dynamics affecting the comparative net interest margins for the first six months of 2009 compared to 2008 include (1) a decrease of 4.59% in average loans held for investment, (2) a decrease in average loans as a percentage of earning assets from 82.03% in the first six months of 2008 to 77.45% in the first six months of 2009, (3) an increase in average interest-bearing deposits of 1.37%, (4) a decrease in average other borrowings of 10.57% and (5) an increase in average noninterest-bearing deposits as a percentage of total assets from 11.03% in 2008 to 11.21% in 2009.

Balance sheet dynamics affecting the comparative net interest margins for the second quarter of 2009 compared to 2008 include (1) a decrease of 5.22% in average loans held for investment, (2) a decrease in average loans as a percentage of earning assets from 82.16% in the second quarter of 2008 to 76.51% in the second quarter of 2009, (3) an increase in average interest-bearing deposits of 1.91%, (4) a decrease in average other borrowings of 8.48% and (5) an increase in average noninterest-bearing deposits as a percentage of total assets from 11.17% in 2008 to 11.46% in 2009.

Balance sheet dynamics affecting the comparative net interest margins for the second quarter of 2009 compared to the first quarter of 2009 include (1) a decrease of 2.89% in average loans held for investment, (2) a decrease in average loans as a percentage of earning assets from 78.40% in the first quarter of 2009 to 76.51% in the second quarter of 2009, (3) a decrease in average interest-bearing deposits of .52%, (4) a decrease in average other borrowings of 10.83% and (5) an increase in average noninterest-bearing deposits as a percentage of total assets from 10.95% in the first quarter of 2009 to 11.46% in the second quarter of 2009.

Yield and cost dynamics affecting the comparative net interest margins for the first six months of 2009 compared to 2008 include (1) a decrease of 124 basis points in yields on loans held for investment and for sale, (2) a decrease of 112 basis points in investment and short-term funds yields, (3) a decrease of 100 basis points in costs of deposits and (4) a decrease of 27 basis points in costs of borrowings.

Yield and cost dynamics affecting the comparative net interest margins for the second quarter of 2009 compared to 2008 include (1) a decrease of 115 basis points in yields on loans held for investment and for sale, (2) a decrease of 245 basis points in investment and short-term funds yields, (3) a decrease of 80 basis points in costs of deposits and (4) a decrease of 26 basis points in costs of borrowings.

Yield and cost dynamics affecting the comparative net interest margins for the second quarter of 2009 compared to the first quarter of 2009 include (1) a decrease of 31 basis points in yields on loans held for investment and for sale, (2) a decrease of 25 basis points in investment and short-term funds yields, (3) a decrease of 11 basis points in costs of deposits and (4) a decrease of 10 basis points in costs of borrowings.

FIRST M & F CORPORATION

The decrease in asset yields for the second quarter and first half of 2009 as compared to the same periods in 2008 can be attributed to (1) a decrease in the prime lending rate of 400 basis points during 2008, (2) a steady decrease in short-term Treasury rates from 3.07% in December 2007 to 1.89% in June 2008 to ..03% in December 2008 and to .18% in June 2009 and (3) a decrease in loan activity through the second half of 2008 and into 2009. Average loans held to maturity were $1.213 billion during the first quarter of 2008 and $1.194 billion during the second quarter of 2008. Continuing the downtrend, average loans held to maturity decreased from $1.165 billion during the first quarter of 2009 to $1.131 billion during the second quarter of 2009 as the economy weakened and new lending opportunities became scarce. Yields on loans held to maturity followed the prime rate trend, decreasing from 6.86% for the second quarter of 2008 and 7.11% for the first half of 2008 to 5.72% for the second quarter of 2009 and 5.88% for the first half of 2009. In addition to the decrease in yields due to the rate environment, the volume of nonaccrual loans increased significantly from June 2008 through the end of 2008 and into 2009. Total nonaccrual loans at June 30, 2009 were $74.420 million, representing 6.72% of the loan portfolio. In contrast, total nonaccrual loans at June 30, 2008 were $11.317 million, or .95% of the loan portfolio. The Company also reversed $83 thousand in investment interest income representing the interest that had been accrued on two investments since the last interest payment received in 2008 related to two collateralized debt obligations that were placed in nonaccrual status during the second quarter of 2009. The investments had a combined par value of $1.751 million with a fair value of $1.047 million. Subsequently, one of the investments was reduced by a credit-related other-than-temporary impairment charge of $175 thousand. Deposit costs decreased to 2.19% for the second quarter of 2009 and 2.25% for the first half of 2009 from 2.99% for the second quarter of 2008 and 3.25% for the first half of 2008. For the second quarter of 2009 average interest-bearing checking accounts increased by 31.19% over the fourth quarter of 2008 and by 32.78% over the second quarter of 2008. Approximately half of this growth occurred through core customer growth in the Summit checking product while approximately half was provided through public funds acquired through a rate bidding process. Average certificates of deposit for the second quarter of 2009 decreased by 2.84% from the fourth quarter of 2008 and by 5.27% from the second quarter of 2008. During the first half of 2009, core customer certificate of deposit balances increased by $38.950 million while rate-bid public certificates decreased by $37.615 million.

Net interest margins should be affected during the remainder of 2009 by the shape of the yield curve, credit spreads that are being priced into the corporate markets, a lack of demand for commercial and consumer credit and the trend in nonaccrual loan balances. The yield curve spread between the 3-month and 5-year Treasuries was 42 basis points during December 2007 and 160 basis points during June 2008. However, the 3-month to 5-year Treasury spread moved between 120 and 210 basis points throughout the last nine months of 2008, settling at 149 basis points in December. The spread between short-term and long-term rates increased significantly during the second quarter of 2009 as the longer end of the yield curve began to rise. The 3-month to 5-year Treasury yield spread was 253 basis points in June 2009. Short-term rates drifted lower during the second quarter of 2009 while long-term rates began to move upward. The economy has continued to weaken since 2007 with a considerable slowing in the housing and construction sectors. The Federal Reserve Board has responded by providing liquidity facilities to the commercial and investment banking sectors as well as through discount rate reductions. The Federal Open Market Committee decreased its Fed funds target rate from 4.25% at the end of 2007 to a range of 0% to .25% at the end of 2008 and is expected to keep its target rates low until an economic recovery is evident. Federal legislation was passed in 2008 in the form of the Emergency Economic Stabilization Act, which authorized the U. S. Treasury to implement the Troubled Asset Relief Program (TARP) in an effort to remove investments that had significant market losses and provide liquidity in their place. The Company received $30.000 million in funding from the TARP’s Capital Purchase Program in February 2009. This liquidity should help the Company in funding asset growth and in displacing high-cost sources of funds.

Management expects loan yields to continue to decrease over the course of 2009. Management expects deposit costs to continue to decrease as certificates of deposit mature and reprice in the current lower rate environment or are displaced by other competitive interest-bearing checking and money-market accounts. Management reduced the pricing on certain interest-bearing checking account products during the second quarter of 2009 as market rates decreased with the trend in short-term rates. These rate reductions should contribute to a lower cost of deposits going forward. While certificates of deposit are not being aggressively marketed, the focus for 2009 and beyond has been and will continue to be the accumulation of core deposits and the building of customer relationships that accompany those deposits. The base product for this effort during 2008 and into 2009 has been the Summit interest-bearing checking account. Balances in this product have grown from $51.265 million at June 30, 2008 to $80.998 million at June 30, 2009.

FIRST M & F CORPORATION

The following table shows the components of the net interest margin for the first and second quarters of 2009 and 2008:

	Yields/Costs		Yields/Costs
	2nd Quarter, 2009	1st Quarter, 2009	2nd Quarter, 2008	1st Quarter, 2008
Interest bearing bank balances	0.06%	0.16%	1.96%	3.15%
Federal funds sold	0.23	0.22	2.72	3.40
Taxable investments	4.00	4.92	5.18	5.03
Tax-exempt investments	6.01	6.07	6.21	6.24
Loans held for sale	2.13	3.56	5.29	5.52
Loans held for investment	5.72	6.03	6.86	7.36
Earning asset yield	5.30	5.63	6.58	6.96

Interest checking	1.42	1.37	1.49	1.46
Money market deposits	1.33	1.70	2.33	2.74
Savings	1.51	1.65	2.32	2.76
Certificates of deposit	2.99	3.04	3.87	4.49
Short-term borrowings	1.08	1.31	2.29	3.30
Other borrowings	4.51	4.60	4.82	4.75
Cost of interest-bearing liabilities	2.46	2.60	3.22	3.69

Net interest spread	2.84	3.03	3.36	3.27
Effect of non-interest bearing deposits	.31	.31	.40	.44
Effect of leverage	.01	(.01)	(.03)	(.05)
Net interest margin, tax-equivalent	3.16	3.33	3.73	3.66
Less: Tax equivalent adjustments:
Investments	.09	.09	.09	.09
Loans	.01	.01	.01	.01
Reported book net interest margin	3.06%	3.23%	3.63%	3.56%

The following table shows the components of the net interest margin for the first six months of 2009 and 2008:

	Yields/Costs
	June 2009	June 2008
Interest bearing bank balances	0.12%	2.72%
Federal funds sold	0.23	3.13
Taxable investments	4.40	5.11
Tax-exempt investments	6.04	6.22
Loans held for sale	2.93	5.40
Loans held for investment	5.88	7.11
Earning asset yield	5.46	6.77

Interest checking	1.40	1.48
Money market deposits	1.52	2.52
Savings	1.58	2.54
Certificates of deposit	3.02	4.19
Short-term borrowings	1.20	2.59
Other borrowings	4.56	4.78
Cost of interest-bearing liabilities	2.53	3.46

Net interest spread	2.93	3.31
Effect of non-interest bearing deposits	.31	.42
Effect of leverage	.01	(.04)
Net interest margin, tax-equivalent	3.25	3.69
Less: Tax equivalent adjustments:
Investments	.10	.08
Loans	.01	.01
Reported book net interest margin	3.14%	3.60%

FIRST M & F CORPORATION

The following table shows average balance sheets for the first and second quarters of 2009 and 2008:

(Dollars in thousands)
	2nd Quarter, 2009	1st Quarter, 2009	2nd Quarter, 2008	1st Quarter, 2008
Interest bearing bank balances	$9,339	$16,195	$5,627	$9,893
Federal funds sold	23,959	44,819	6,783	10,463
Taxable investments	250,023	191,111	182,982	188,424
Tax-exempt investments	57,091	59,875	56,376	52,139
Loans held for sale	7,036	8,987	7,406	7,104
Loans held for investment	1,131,370	1,165,086	1,193,703	1,213,121
Earning assets	1,478,818	1,486,073	1,452,877	1,481,144
Other assets	132,695	159,482	168,688	173,807
Total assets	$1,611,513	$1,645,555	$1,621,565	$1,654,951

Interest checking	280,952	263,716	211,590	202,638
Money market deposits	172,014	172,747	186,740	165,706
Savings deposits	113,799	114,655	116,720	111,973
Certificates of deposit	552,134	573,580	582,841	634,966
Short-term borrowings	9,013	10,163	17,693	7,319
Other borrowings	157,054	176,133	171,600	200,849
Interest-bearing liabilities	1,284,966	1,310,994	1,287,184	1,323,451
Noninterest-bearing deposits	184,716	180,207	181,134	180,161
Other liabilities	3,711	4,226	9,179	8,950
Stockholders’ equity	138,120	150,128	144,068	142,389
Liabilities and stockholders’ equity	$1,611,513	$1,645,555	$1,621,565	$1,654,951

Loans to earning assets	76.51%	78.40%	82.16%	81.90%
Loans to assets	70.80%	70.80%	73.61%	73.30%
Earning assets to assets	91.77%	90.31%	89.60%	89.50%
Noninterest-bearing deposits to assets	11.46%	10.95%	11.17%	10.89%
Equity to assets	8.57%	9.12%	8.88%	8.60%

The following table shows average balance sheets for the first six months of 2009 and 2008:

(Dollars in thousands)
	June 2009	June 2008
Interest bearing bank balances	$12,748	$7,760
Federal funds sold	34,331	8,624
Taxable investments	220,730	185,703
Tax-exempt investments	58,476	54,257
Loans held for sale	8,006	7,255
Loans held for investment	1,148,135	1,203,412
Earning assets	1,482,426	1,467,011
Other assets	146,014	171,247
Total assets	$1,628,440	$1,638,258

Interest checking	272,382	207,114
Money market deposits	172,378	176,223
Savings deposits	114,225	114,346
Certificates of deposit	562,798	608,903
Short-term borrowings	9,585	12,506
Other borrowings	166,540	186,225
Interest-bearing liabilities	1,297,908	1,305,317
Noninterest-bearing deposits	182,474	180,647
Other liabilities	3,967	9,065
Stockholders’ equity	144,091	143,229
Liabilities and stockholders’ equity	$1,628,440	$1,638,258

Loans to earning assets	77.45%	82.03%
Loans to assets	70.51%	73.46%
Earning assets to assets	91.03%	89.55%
Noninterest-bearing deposits to assets	11.21%	11.03%
Equity to assets	8.85%	8.74%

FIRST M & F CORPORATION

Provision for Loan Losses

The accrual for the provision for loan losses for the first half of 2009 was $29.035 million as compared to $6.860 million for the first half of 2008. Net charge offs were $22.630 million for the first half of 2009 as compared to $2.176 million for the first half of 2008.

The accrual for the provision for loan losses for the second quarter of 2009 was $9.195 million as compared to $6.080 million for the second quarter of 2008. Net charge-offs were $19.378 million for the second quarter of 2009 as compared to $1.375 million for the second quarter of 2008. The allowance for loan losses as a percentage of loans was 2.83% at June 30, 2009, 2.12% at December 31, 2008, and 1.61% at June 30, 2008.

During the course of 2008 and into 2009 the loan loss provision has been more influenced by the effect of deteriorating real estate values on loans that are individually reviewed for impairment. The Credit Risk Management section of this discussion provides further details on the allowance provisioning process.

Non Interest Income

Noninterest income, excluding securities transactions, for the first half of 2009 was $10.338 million as compared to $10.760 million for the same period in 2008. For the first half of 2009 as compared to 2008: (1) deposit revenues decreased by $389 thousand, (2) mortgage banking revenues increased by $335 thousand and (3) agency commissions decreased by $110 thousand.

Noninterest income, excluding securities transactions, for the second quarter of 2009 was $5.150 million as compared to $5.259 million for the same period in 2008 and $5.188 million in the first quarter of 2009. For the second quarter of 2009 as compared to the second quarter of 2008: (1) deposit revenues decreased by $118 thousand, (2) mortgage banking revenues increased by $360 thousand and (3) agency commissions decreased by $80 thousand. For the second quarter of 2009 as compared to the first quarter of 2009: (1) deposit revenues increased by $290 thousand, (2) mortgage banking revenues increased by $224 thousand and (3) agency commissions decreased by $14 thousand.

The second quarter of 2009 showed a decrease of 4.03% from the second quarter of 2008 and an 11.50% increase from the first quarter of 2009 in deposit revenues. Overdraft fee revenues, which comprise approximately 70% of deposit revenues, decreased by 12.12% from the second quarter of 2008 to the second quarter of 2009 and increased by 9.87% from the first quarter of 2009 to the second quarter of 2009. The decline in the second quarter of 2009 from the second quarter of 2008 was due to decreased item volumes as second quarter 2009 volumes were lower than second quarter 2008 volumes by 12.12%. The increase in the second quarter of 2009 from the first quarter of 2009 was due to increased item volumes as second quarter 2009 volumes were higher than first quarter 2009 volumes by 9.87%. Overdraft fees are per item charges applied to each check paid on an overdrawn account or returned. The per item fee is determined by the Company’s pricing committee and is based primarily on the competitive market prices as well as on costs associated with processing the items. The majority of the volumes of overdraft items processed comes from customers in the Company’s overdraft protection program which grants overdraft limits to customers, generally allows account activity up to the overdraft limit balance, and requires that accounts have positive balances at some point within a thirty day period. Overdrafts are considered loans for accounting purposes and therefore are subject to the Company’s loan accounting policies concerning the charging off of accounts to the allowance for loan losses. Interest charged on overdrawn balances, based on the Federal discount rate, is recorded as interest on loans. The overdraft protection program is designed to help customers with their cash flow needs and is not extended to individuals who are poor credit risks. Debit card revenues increased by 45.13% from the second quarter of 2008 to the second quarter of 2009 and increased by 41.60% from the first quarter of 2009 to the second quarter of 2009. The Company changed debit card processing networks during the second quarter of 2009 and concurrently changed from collecting income on a monthly basis to a daily basis. This change resulted in an additional month of revenue of approximately $180 thousand, the last monthly payment by the prior processor, to be credited to debit card revenues during the second quarter of 2009.

FIRST M & F CORPORATION

Management expects overdraft fee revenues to continue to be a significant component of deposit revenues and expects to see debit card revenues and transaction activity continue to grow through the remainder of 2009.  The following table shows the components of service charges on deposit accounts:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30		June 30
	2009	2008	2009	2008
Service charge revenues	$227	$356	$563	$712
Debit/ATM card revenues	820	565	1,399	1,081
Overdraft fee revenues	1,765	2,009	3,372	3,930
Service charges on deposit accounts	$2,812	$2,930	$5,334	$5,723

Mortgage banking income increased by 155.17% from the second quarter of 2008 to the second quarter of 2009 and increased by 60.87% from the first quarter of 2009 to the second quarter of 2009. Mortgage originations increased by 85.97% from the second quarter of 2008 to the second quarter of 2009 and increased by 35.20% from the first quarter of 2009 to the second quarter of 2009. For 2008 mortgage rates hit their peak in July at 6.63%. Mortgage rates decreased steadily from the end of October 2008 through the first quarter of 2009 and into May 2009 before moving up to their highs of 2009 in June. The lower rate environment resulted in a significant increase in mortgage refinancings during the first quarter of 2009 as compared to the fourth quarter of 2008 and in the second quarter of 2009 as compared to the first quarter of 2009. If the Federal Reserve continues its efforts to purchase mortgage-backed securities then mortgage rates should remain low. However, the housing market will need to recover with new and existing home sales returning to normal levels for mortgage revenues to experience sustained growth, as refinancings have outpaced purchase originations by a 3-to-1 ratio so far in 2009.

Agency commission income decreased by 7.71% from the second quarter of 2008 to the second quarter of 2009 and decreased by 1.44% from the first quarter of 2009 to the second quarter of 2009. For the second quarter of 2009 as compared to the second quarter of 2008, property & casualty commissions decreased by 1.75% while annuity insurance commissions decreased by 97.86% and title insurance commissions decreased by 75.22%. Insurance commission revenues are expected to be influenced by economic activity, as consumers and businesses alike are reducing spending.

The Company owns certain beneficial interests in collateralized debt obligations that own bank trust preferred securities. These beneficial interests are tested for impairment on a quarterly basis. Two of the beneficial interests have deferred their interest payments and were placed in nonaccrual status during the second quarter of 2009. One of the beneficial interests failed an impairment test at June 30, 2009 due primarily to collateral defaults and the subordinate position of the interest as compared to other senior securities in the CDO. Management determined that the credit-related portion of the impairment was $175 thousand with the remaining impairment being $218 thousand. The credit portion of the impairment was classified as an other-than-temporary impairment and charged against earnings during the second quarter of 2009 while the remaining $218 other-than-temporary impairment was charged to other comprehensive income on the statement of condition.

Significant components of other income for the first and second quarters of 2009 and 2008 are contained in the following table:

(Dollars in thousands)	2Q2009	1Q2009	2Q2008	1Q2008
Agency profit-sharing revenues	$8	$425	$6	$368
Loan fees	111	110	113	129
Gains on student loan sales	32	73	88	29
Gain on sale of insurance agency office	-	50	-	-
Loss on bankers bank stock	(78)	-	-	-
All other income	333	436	458	499
Total other income	$406	$1,094	$665	$1,025

Agency profit-sharing revenues are profit sharing distributions received by M&F Insurance Group, Inc. from its underwriting companies generally based on the amount of business written during the previous year adjusted for claims incurred. The bankers bank loss was the entire write-off of the balance of an investment in the stock of Silverton Bank, N.A. in Atlanta, Georgia, which was closed by banking regulators on May 1, 2009. The gain on the sale of insurance business was the premium received in February 2009 in the sale of the book of business in the Olive Branch office of M&F Insurance Group, Inc.

FIRST M & F CORPORATION

The Company has a strategy to increase noninterest revenues as a proportion of total revenues over time. Noninterest revenues as a percentage of total revenues increased from 28.13% in the second quarter of 2008 to 29.92% in the second quarter of 2009, and increased from 29.81% in the first quarter of 2009 to 29.92% in the second quarter of 2009. Another metric that the Company monitors is revenues per full-time employee, which were approximately $31 thousand per employee for the second quarter of 2009 and $32 thousand per employee for the first quarter of 2009 as compared to $33 thousand for the second quarter of 2008 and $34 thousand for the first quarter of 2008. Insurance product revenues per producer remained fairly constant from $25 thousand per producer in the second and first quarters of 2008 to $25 thousand per producer in the second and first quarters of 2009. Management’s strategic focus is to improve revenues generated per employee while maintaining stability in revenue growth by increasing the mix of noninterest revenues to total revenues.

Non Interest Expense

Noninterest expenses increased by 17.50% from the second quarter of 2008 to the second quarter of 2009 and decreased by 49.05% from the first quarter of 2009 to the second quarter of 2009. Excluding goodwill and other intangible asset impairment charges of $17.048 million in the first quarter of 2009, noninterest expenses increased by 13.02% from the first quarter of 2009 to the second quarter of 2009.

Salary and benefit expenses, which comprise approximately 46% of noninterest expenses, decreased by .12% from the second quarter of 2008 to the second quarter of 2009 and increased by 1.90% from the first quarter of 2009 to the second quarter of 2009. The increase in salaries and benefits from the first quarter to the second quarter in 2009 was due to one additional day of wages in the second quarter of approximately $58 thousand and a $52 thousand accrual reduction during the first quarter of expenses related to forfeiture estimates for restricted stock grants. The number of full-time equivalent employees was 529 at June 30, 2009, 535 at March 31, 2009, 556 at June 30, 2008, and 565 at March 31, 2008. Foreclosed property expenses increased significantly in 2009 over 2008 commensurate with an increase in other real estate foreclosures beginning in the second half of 2008.

The components of foreclosed property expenses for the first and second quarters of 2009 and 2008 are contained in the following table:

(Dollars in thousands)	2Q2009	1Q2009	2Q2008	1Q2008
Losses on sales of other real estate	$428	$530	$119	$-
Write-downs of other real estate	893	-	334	-
Other real estate expenses	217	228	79	91
Rental income on other real estate properties	(12)	(2)	(5)	(2)
Total foreclosed property expenses	$1,526	$756	$527	$89

FDIC insurance assessments in 2009 increased significantly over the second quarter and first half of 2008 as (1) assessment rates for the first quarter of 2009 were increased by 7 basis points by the FDIC over the 2008 assessment rates, (2) credits used to reduce assessments paid were fully used up by the third quarter of 2008, (3) amounts paid due to the special assessment for insured deposits in excess of $250,000 in the Temporary Liquidity Guarantee Program and (4) a special banking industry assessment of 5 basis points on total bank assets less Tier 1 risk-based capital accrued during the second quarter of 2009. The special assessment accrued during the second quarter of 2009 was $749 thousand. Noninterest expenses as a percent of average assets increased from 3.34% in the second quarter of 2008 to 3.94% in the second quarter of 2009, and decreased from 7.65% in the first quarter of 2009 to 3.94% in the second quarter of 2009. Excluding one-time goodwill and intangible asset impairment charges of $17.048 million, noninterest expenses as a percent of average assets for the first quarter of 2009 were 3.45%.

Significant components of other expense for the first and second quarters of 2009 and 2008 are contained in the following table:

(Dollars in thousands)	2Q2009	1Q2009	2Q2008	1Q2008
Postage and shipping	$223	$243	$228	$234
Supplies	198	227	194	259
Legal expenses	288	137	197	165
Other professional expenses	174	126	180	194
Insurance expenses	82	223	110	237
Debit card processing expenses	146	182	178	160
All other expenses	1,565	1,320	1,219	1,301
Total other expense	$2,676	$2,458	$2,306	$2,550

FIRST M & F CORPORATION

Goodwill Impairment

Goodwill is tested for impairment on an annual basis and also when there are indicators that an impairment may have occurred. There was no impairment recognized as a result of the goodwill impairment tests performed by the Company through 2008. An additional impairment test was performed at the end of November 2008 due to the considerable credit problems encountered and because the stock price had decreased by 47.34%. The tested community banking unit, with lower intermediate-term cash flow projections than it had one year ago, did have a calculated fair value that was less than its book value. The fair value calculation was based on a discounted cash flow analysis that assumed continued credit loss expectations through 2009, a projection of noninterest revenues and expenses based on historical growth and future market expectations and a projection of net interest income starting at the current margins with expectations for future decreases in the margins and increases in loan volumes. A minimum tangible capital ratio was required to be maintained as well. A terminal value was determined using a standard multiple of earnings and a market discount rate was applied to the series of cash flows to arrive at a fair value. The book value in excess of fair value required a second step to be performed in the impairment analysis. The second step of the goodwill calculation was performed to assign fair values to the identifiable assets and liabilities of the community banking unit to determine if the goodwill asset, which would be a residual, was worth at least as much as its carrying value. In the marking of community banking assets to market for the impairment test, the loan portfolio absorbed the majority of the valuation decreases from a year ago. The loan portfolio had suffered from credit deterioration during 2008 and observations of the Company’s current markets indicated that more deterioration could be expected. The loan portfolio was valued using assumptions concerning the recoverability of the nonaccrual loans that were currently identified. The remaining unadjusted loan portfolio cash flows were discounted using credit spreads observable in the corporate bond market. This analysis resulted in a much lower fair value being assigned to the loan portfolio than its carrying value. Management concluded that the community banking unit’s impairment was primarily due to impairment in the loan portfolio and not in the goodwill asset. Therefore, no goodwill impairment was recorded when the fair value of the community banking unit was allocated to all assets and liabilities, leaving the original community banking unit goodwill intact. As a result, no goodwill impairment was recognized from the November test.

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

FIRST M & F CORPORATION

The Company evaluated its goodwill asset as of March 31, 2009 after the stock price continued to fall from $8.46 per share at December 31, 2008 to $6.12 per share at March 31, 2009 and as the Company continued to accrue for sizeable losses in the real estate construction loan portfolio, resulting in unexpected first quarter net losses. The Company determined that another impairment test of the community banking unit’s goodwill was needed. A significant change to the analysis was also made by redefining the community banking unit as the consolidated company, therefore including funding sources and investments that had previously been allocated to the treasury unit. This was done since (1) the treasury area was used by the community banking operations more than any other part of the organization and (2) funding sources such as debentures that were issued in a trust preferred transaction were obtained to benefit the bank’s capital position. The implied fair value of goodwill was determined after valuing the community banking unit of the Company using primarily Level 3 inputs based primarily on historical deal prices for community banks, adjusted for bank size and credit quality factors. This resulted in a fair value of the community banking unit that was less than the book value by approximately $17 million. In contrast, the December 2008 test, based on discounted cash flow analysis, had resulted in a fair value in excess of book value by approximately $6 million. Therefore, the March 2009 test, with net assets of the community banking unit exceeding their estimated fair value, required a second step assigning individual fair values to identified assets and liabilities to determine if the goodwill asset was impaired. After fair values were assigned to the identifiable assets and liabilities, the residual amount that was assigned to goodwill, its implied fair value, was approximately $15.800 million less than its book value. In comparing the fair value allocations in the March 2009 test to the November and December 2008 tests, the primary differences were (1) a lower fair value estimate for the community banking unit based on the valuation using observable merger transaction prices, (2) the deterioration in the fair value of the trust preferred-related debentures which were liabilities of the banking unit in the March 2009 test but were liabilities of the treasury unit in previous tests, and (3) a decreased correlation between the deterioration in the estimated fair value of the banking unit and the deterioration in the estimated fair value of the loan portfolio from the 2008 periods when the difference between book value and estimated fair value of the banking unit approximated the difference between book value and estimated fair value of the loan portfolio to the March 2009 test when the two amounts were further apart. The implied fair value of goodwill was estimated to be $16.772 million, requiring an impairment charge of $15.800 million.

Management continued to monitor the Company’s stock price through the second quarter of 2009 as it traded between a low of $4.05 per share and a high of $6.19 per share. The stock price closed at $4.07 on June 30, 2009, prompting management to revisit the goodwill impairment first step calculations from the March 31, 2009 test. Based on updated data from second quarter bank deal activity and observed required market rates of return for bank equities, management determined that the estimated fair value of the Company, and therefore the banking unit, exceeded its book value as of June 30, 2009.

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

The agency customer renewal lists and noncompete agreements arose from acquisitions of insurance agencies by M&F Insurance Group, Inc. The majority of the customer renewal assets were acquired in merger transactions that occurred between 1998 and 2001. Based on estimates of expected future cash flows related to the customer renewal lists and noncompete agreements, management determined that the renewal values and the value of the noncompete agreements were fully impaired. Therefore, the Company charged $191 thousand for customer renewal lists and $32 thousand for noncompete agreements to intangible asset amortization to fully write off the remaining balances of the assets.

FIRST M & F CORPORATION

Income Taxes

Due to a significant addition to the provision for loan losses, a non-tax deductible goodwill impairment charge and other intangible asset impairments the Company incurred pre-tax losses and accrued an income tax benefit for the first half of 2009. The $10.252 million tax benefit for 2009 includes a deferred tax benefit of $4.168 million and a current tax benefit of $6.084 million. At June 30, 2009, the Company had a current tax benefit receivable of $8.582 million and a deferred tax asset of $8.750 million. Over the past five years the Company has paid annual federal taxes ranging from $3.500 million to $5.200 million. Management expects that the current tax benefits generated due to the 2008 and 2009 credit-related losses will be realized either through carry-backs to prior tax years or through carry-forwards. Management has also reviewed its deferred tax assets and determined that it is more likely than not that the deferred tax assets will be realized and therefore no valuation allowance has been accrued. The Company expects to utilize the tax benefits implicit in the deferred tax asset in the foreseeable future when current taxes receivable increase as losses are realized through loan charge-offs and collateral foreclosures and dispositions. The following table shows the earnings, tax effect and effects on tax rates of the loan loss accrual and the primarily non-tax deductible goodwill and other impairment charges separate from the remaining statement of operations items on 2009’s financial results:

		Intangible
		Asset and
	Before	Goodwill	Loan Loss
	Impairments and	Impairment	Accrual	Loss
(Dollars in thousands)	Loan Loss Accrual	Effect	Effect	Disclosed
Net income (loss) before tax	$3,465	$(17,048)	$(29,035)	$(42,618)
Income taxes	1,043	(465)	(10,830)	(10,252)
Net income (loss) before
noncontrolling interests	$2,422	$(16,583)	$(18,205)	$(32,366)

Effective tax rate before
noncontrolling interests	30.10%	2.73%	37.30%	24.06%

The Company implemented FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” as of January 31, 2007 with no adjustment for uncertain tax positions, and therefore no effect on the Company’s financial position or results of operations. The Company had no recognized uncertain tax positions as of June 30, 2008 or 2009 and therefore did not have any tax accruals during the first six months of 2008 or 2009 related to uncertain positions.

Assets and Liabilities

Assets increased by .49% from June 30, 2008 to June 30, 2009, and increased by 1.78% from December 31, 2008. Investments increased by 39.67% from June 30, 2008 to June 30, 2009, and increased by 45.69% from December 31, 2008. The Company purchased $47.085 million in government agency securities and $83.780 million in mortgage-backed and related securities during the first half of 2009. Liquidity from deposit growth, a reduction in the loan portfolio and funds received through the U. S. Treasury CPP program was used to fund the purchases. Liquidity provided by deposit growth, maturities of government-sponsored agencies and sales of small mortgage-backed securities during the first and second quarters of 2008 were also used to purchase mortgage-backed securities and municipal bonds, as the loan portfolio did not require any additional funding. Real estate-related loans decreased during the first and second quarters of 2009 as the Company sought to remove problem real estate loans and diversify into other areas. Commercial loans grew during the first half while consumer loans started to show growth during the second quarter of 2009. The Company began the process of diversifying the product mix of the loan portfolio during the first quarter by de-emphasizing commercial and residential construction loans. A renewed emphasis is being made on consumer and small business commercial loans. Loans held to maturity decreased by 7.32% from June 30, 2008 to June 30, 2009, and decreased by 5.85% from December 31, 2008. Management expects that the loan portfolio’s decline in size over the next year will depend on the volume of real estate-related and other problem loans that are moved out of the portfolio as well as the strength of the economy as it relates to consumer and commercial loans. Loans as a percent of total assets were 68.16% at June 30, 2009, 73.68% at December 31, 2008, and 73.90% at June 30, 2008.

FIRST M & F CORPORATION

The following table shows loans held for investment by type as of June 30, 2009, December 31, 2008, and June 30, 2008:

(Dollars in thousands)	June 30, 2009	December 31, 2008	June 30, 2008
Commercial real estate	$672,359	$745,700	$752,437
Residential real estate	205,068	209,696	210,813
Home equity lines	44,827	45,791	45,623
Commercial, financial and agricultural	135,325	127,704	139,933
Consumer	40,728	37,908	39,501
Other loans	9,434	9,796	6,895
Total	$1,107,741	$1,176,595	$1,195,202

Mortgages held for sale	$4,125	$3,803	$4,127
Student loans held for sale	772	3,895	2,200

Deposits increased by 3.25% from June 30, 2008 to June 30, 2009, and increased by 3.82% from December 31, 2008. The following table shows the breakdown by deposit category of core deposits and public funds deposits growth from December 31, 2008 to June 30, 2009:

	Core Customers		Public Funds		Total Deposits
(Dollars in thousands)	Increase (Decrease)		Increase (Decrease)		Increase (Decrease)
	Amt.	Pct.	Amt.	Pct.	Amt.	Pct.
Noninterest-bearing	$(600)	(0.35)%	$3,074	44.13%	$2,474	1.38%
NOW	28,111	16.60	40,820	85.01	68,931	31.72
MMDA	(22,345)	(14.06)	3,093	13.21	(19,252)	(10.56)
Savings	(1,293)	(1.14)	73	15.57	(1,220)	(1.07)
Customer CDs	38,950	8.54	(37,615)	(40.33)	1,335	0.24
Brokered CDs	(5,188)	(30.46)	1,080	43.81	(4,108)	(21.07)
Total	$37,635	3.46%	$10,525	6.03%	$48,160	3.82%

Interest-bearing checking and certificate of deposit core customer deposits were up during the first six months of 2009. Interest-bearing checking deposits grew by $40.820 million during the first six months of 2009 from non-core sources such as municipalities. These balances tend to be short-lived and decline during the third quarter of each year. The interest-bearing Summit Checking account continued to be the sales leader for deposit products into 2009. The Summit Checking account was introduced during the fourth quarter of 2007. This account is designed to pay a premium deposit rate if the customer meets certain criteria related to electronic banking and debit card transaction activity. Summit accounts, which are classified as NOW accounts, increased by $15.467 million during the first quarter of 2009 and by $4.746 million during the second quarter. Certificates of deposit held by municipalities decreased during the first six months of 2009 as the Company became less aggressive in its rate-bidding process for these types of deposits. However, the Company has seen some disintermediation during 2009 as customer funds have flowed into certificates of deposit and out of money-market deposit accounts as well as out of other investments such as mutual funds. Customer and employee incentives were used during 2008 to promote checking and interest-bearing transaction accounts over more price-sensitive certificates of deposit. The Company’s long-term strategy is to build the core customer deposit base and rely less on borrowed funds as a primary source of liquidity. A source of deposits available to the Company is the brokered CD market which is used when funding is needed within a short period of time. Additionally, when borrowed funds are less costly than time deposits or brokered deposits, the Company will still look to those sources to help maintain the spread between the yield on earning assets and the cost of funds.

FIRST M & F CORPORATION

The following table shows the deposit mix as of June 30, 2009, December 31, 2008, and June 30, 2008:

(Dollars in thousands)	June 30, 2009	December 31, 2008	June 30, 2008
Noninterest-bearing demand	$181,163	$178,689	$187,145
NOW deposits	286,265	217,334	215,521
Money market deposits	163,112	182,364	192,372
Savings deposits	113,061	114,281	117,645
Certificates of deposit	550,559	549,224	548,020
Brokered certificates of deposit	15,387	19,495	7,674
Total	$1,309,547	$1,261,387	$1,268,377

The following table shows the mix of public funds deposits as of June 30, 2009, December 31, 2008, and June 30, 2008:

(Dollars in thousands)	June 30, 2009	December 31, 2008	June 30, 2008
Noninterest-bearing demand	$10,039	$6,965	$7,308
NOW deposits	88,839	48,019	52,049
Money market deposits	26,504	23,411	31,732
Savings deposits	542	469	345
Certificates of deposit	55,650	93,265	93,250
Brokered certificates of deposit	3,545	2,465	1,782
Total	$185,119	$174,594	$186,466

Other borrowings decreased by $16.392 million from June 30, 2008 to June 30, 2009 and by $15.572 million from December 31, 2008. The decreases in borrowings were primarily funded through liquidity provided by deposit growth and loan portfolio paydowns. Amounts of borrowings maturing within one year increased from 33.18% of other borrowings at December 31, 2008 to 58.11% at June 30, 2009. Management intends to allow borrowings to decrease as they mature while deposits are used as a primary source of funding. In February 2006 the Company formed First M&F Statutory Trust I for the purpose of issuing corporation-obligated mandatory redeemable capital securities to third-party investors and investing the proceeds from the sale of the capital securities in floating rate junior debentures of the Company. The $30 million in proceeds were used to fund the acquisition on February 17, 2006 of Columbiana Bancshares, Inc.  The 30-year junior subordinated debentures pay interest quarterly at a rate of 6.44% fixed for five years, converting then to floating at a rate equal to three month LIBOR plus 133 basis points. These junior subordinated debentures, net of the Company’s investment in the variable interest entity, qualify with certain limitations as Tier 1 capital for regulatory purposes.

FIRST M & F CORPORATION

Equity

The Company’s and Bank’s regulatory capital ratios at June 30, 2009, as disclosed in Note 11 to the financial statements, “Regulatory Matters,” are in excess of the minimum requirements and qualify the institution as “well capitalized” under the risk-based capital regulations.

The Company repurchased 7,500 shares during the first six months of 2008 at an average price of $15.55 per share. The Company did not repurchase any shares during the first six months of 2009. The Company did not issue any shares upon the exercise of stock options during the first six months of 2008 or 2009. As disclosed in Note 7 to the financial statements, “Preferred Stock, Common Stock Warrant and Dividend” the Company issued 30,000 shares of Class B, Series A Preferred Stock and a warrant for 513,113 shares of common stock with an exercise price of $8.77 on February 27, 2009 to the U. S. Treasury under the provisions of the TARP Capital Purchase Program for total proceeds of $30.000 million. Approximately $28.637 million of the proceeds were allocated to the preferred stock with the remaining $1.363 million being allocated to additional paid-in capital for the common stock warrant. The preferred stock is treated as Tier 1 capital for risk-based capital measurement purposes. The Company was approved for up to $40.000 million in the Capital Purchase Program during the fourth quarter of 2008. Management decided to request $30.000 million of the approved amount for several reasons: (1) the economy had experienced significant deterioration since the beginning of 2008, (2) there was much uncertainty regarding the timing and extent of the next economic recovery and (3) the economic uncertainty called for prudence when projecting the path of real estate values for illiquid and depressed markets. Management believes that the Capital Purchase Program proceeds will serve as excellent insurance against the effects of further economic deterioration on the Company’s capital and will also serve as a source of liquidity when prudent lending opportunities arise.

The Company’s shares, listed as FMFC on the NASDAQ Global Select Market, trade at the rate of approximately 2,500 shares per day. The stock price was listed at $4.07 on June 30, 2009.

FIRST M & F CORPORATION

Interest Rate Risk and Liquidity Management

Responsibility for managing the Company’s program for controlling and monitoring interest rate risk and liquidity risk and for maintaining income stability, given the Company’s exposure to changes in interest rates, is vested in the asset/liability committee. Appropriate policy and guidelines, approved by the board of directors, govern these actions. Monitoring is primarily accomplished through monthly reviews and analysis of asset and liability repricing opportunities, market conditions and expectations for the economy. Cash flow analyses are also used to project short-term interest rate risks and liquidity risks. Management believes, at June 30, 2009, there is adequate flexibility to alter the current rate and maturity structures as necessary to minimize the exposure to changes in interest rates, should they occur. The Company is currently in a negative gap position for assets and liabilities repricing within the next year. This generally means that for assets and liabilities maturing and repricing within the next 12 months, the Company is positioned for more liabilities to reprice than the amount of assets repricing.

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

The adequacy of the allowance for loan losses is evaluated quarterly with provision accruals approved by the Board. Allowance adequacy is dependent on loan classifications by external examiners and by internal and external loan review personnel, past due loans, collateral reviews, loan growth and loss history. Also, as part of this evaluation, individual loans are reviewed for impairment. An impairment exists if management estimates that it is probable that the Company will be unable to collect all contractual payments due. For collateral-dependent loans, those for which the repayment is expected to be provided solely by the underlying collateral, impairment is based on the value of the related collateral. Otherwise, impairment is based on the estimated present value of expected cash flows discounted at the effective interest rate of the loan. The material estimates necessary in this process make it inherently subjective and make the estimates subject to significant changes and may add volatility to earnings as provisions are adjusted. Loans not individually tested for impairment are grouped into risk-rated pools and evaluated based on historical loss experience. Additionally management considers specific external credit risk factors (“environmental factors”) that may not be reflected in historical loss rates such as: (1) a potential for a slow-down in the real estate market and its effect on real estate concentrations; (2) competitive trends in loan to value exception rates; (3) general economic conditions; (4) higher fuel costs; and (5) reviews of underwriting standards in our various markets. These and other environmental factors are reviewed on a quarterly basis.

FIRST M & F CORPORATION

The Company has experienced stress in the construction and land development portfolio as well as in its commercial real estate-secured portfolio. The Company experienced a large increase in the amount of past due and non-accrual real estate-secured construction and commercial loans during 2008. This trend has continued into 2009. Many of these loans, as a result of internal and external loan reviews, have been classified as watch loans and in many cases significantly downgraded for the Company’s internal credit monitoring systems. Many of the construction-related borrowers are without cash and cannot market properties due to the lack of qualified, interested buyers. When construction borrowers cannot meet their obligations the Company is required to recognize losses due to the loss of value of the underlying collateral properties by adding to the allowance for loan losses through additional provisions. The provision for the second quarter of 2009 was $9.195 million as compared to $6.080 million for the second quarter of 2008 and $19.840 million for the first quarter of 2009. Management is working to find a way to create an orderly and timely liquidation of the collateral properties with a minimum of loss to the Company and the customer. In an effort to address and change the risk profile of the Company’s balance sheet, management has decided to de-emphasize residential and commercial construction loans and re-emphasize consumer and small business loans.

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

The following table shows the trend in credit quality related to the largest segments of the real estate loan portfolio.

		Past Due
		90 Days		Year-To-Date
(Dollars in thousands)	Outstanding	And Still		Net
	Balances	Accruing	Nonaccrual	Charge-Offs
Construction and development loans:
06/30/09	$208,956	$1,750	$44,393	$18,378
12/31/08	255,655	3,227	13,724	3,999
06/30/08	264,090	1,211	5,821	283

Loans secured by 1-4 family properties:
06/30/09	$249,895	$72	$6,227	$1,684
12/31/08	255,487	668	2,726	1,901
06/30/08	256,436	500	664	761

Commercial real estate-secured loans:
06/30/09	$390,813	$379	$18,409	$190
12/31/08	406,886	553	2,575	883
06/30/08	374,999	131	2,942	273

FIRST M & F CORPORATION

The following table shows overall statistics for non-performing loans and other assets of the Company:

(Dollars in thousands)	June 30	December 31	June 30
	2009	2008	2008
Nonaccrual loans	$74,420	$20,564	$11,317
Other real estate	22,575	11,061	6,545
Investment securities	1,047	-	-

Total non-performing assets	$98,042	$31,625	$17,862

Past due 90 days or more and still
accruing interest	$5,608	$5,686	$4,013
Restructured loans (accruing)	3,633	3,664	-

Ratios:
Nonaccrual loans to loans	6.69%	1.74%	.94%
Past due 90 day loans to loans	.50%	.48%	.33%
Non-performing credit assets to loans and other real estate	8.54%	2.65%	1.48%
Non-performing assets to assets	6.03%	1.98%	1.10%

Off-Balance Sheet Arrangements

The Company’s primary off-balance sheet arrangements are in the form of loan commitments and operating lease commitments. At June 30, 2009, the Company had $152.281 million in unused loan commitments outstanding. Of these commitments, $106.144 million mature in one year or less. Lines of credit are established using the credit policy of the Company concerning the lending of money.

Letters of credit are used to facilitate the borrowers’ business and are usually related to the acquisition of inventory or of assets to be used in the customers’ business. Letters of credit are generally secured and are underwritten using the same standards as traditional commercial loans. Most standby letters of credit expire without being presented for payment. However, the presentment of a standby letter of credit would create a loan receivable from the Bank’s loan customer. The Bank’s asset-based lending subsidiary uses commercial letters of credit to facilitate the purchase of inventory items by its customers. There were no commercial letters of credit outstanding at the end of the second quarter. At June 30, 2009, the Company had $6.092 million in financial standby letters of credit issued and outstanding.

At June 30, 2009, there were $100 thousand in standby letters of credit issued on the Company’s behalf by a Federal Home Loan Bank (FHLB). At December 31, 2008 there were $31.009 million of standby letters of credit issued on the Company’s behalf by a Federal Home Loan Bank. The Company typically uses these letters of credit as additional collateral on public funds deposits and is obligated to the Federal Home Loan Bank if the letters of credit must be drawn upon.

Liabilities of $18 thousand at June 30, 2009 and $146 thousand at June 30, 2008 are recognized in Other Liabilities related to the obligation to stand ready to perform related to standby letters of credit.

The Company makes commitments to originate mortgage loans that will be held for sale. The total commitments to originate mortgages to be held for sale were $9.265 million at June 30, 2009. These commitments are accounted for as derivatives and are marked to fair value with changes in fair value recorded in mortgage banking income. At June 30, 2009, mortgage origination-related derivatives with positive fair values of $83 thousand were included in other assets and derivatives with negative fair values of $24 thousand were included in other liabilities.

FIRST M & F CORPORATION

The Company also engages in forward sales contracts with mortgage investors to purchase mortgages held for sale. Those forward sale agreements that have a determined price and expiration date are accounted for as derivatives and marked to fair value through mortgage banking income. At June 30, 2009, the Company had $6.850 million in locked forward sales agreements in place. At June 30, 2009, forward sale-related derivatives with positive fair values of $41 thousand were included in other assets and derivatives with negative fair values of $31 thousand were included in other liabilities.

Mortgages that are sold generally have recourse until the first payment is made. There were $14.235 million of sold mortgages that were still in the recourse period as of June 30, 2009. The Company may also be required to repurchase mortgages that do not conform to FNMA or FHA underwriting standards or that contain critical documentation errors or fraud. The Company has not sustained any recourse-related losses in its mortgage program and the repurchase of mortgages has been an extremely rare event.

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

Impairment of goodwill is recognized by a charge against earnings and is shown as a separate line item in the noninterest expense section of the consolidated statement of operations.

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

FIRST M & F CORPORATION

Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.”  This Statement establishes accounting and reporting standards that require (a) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations, (c) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, (d) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and (e) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is not allowed. The Company adopted this Statement as of January 1, 2009 and has applied it retrospectively to prior periods that are disclosed in the financial statements. The adoption of this Statement did not have a material impact on the Company’s financial condition or results of operations.

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

FIRST M & F CORPORATION

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” This Statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. This Statement defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. This Statement became effective for the Company’s financial statements for periods ending after June 15, 2009. In the June 30, 2009 financial statements, Note 13 – Subsequent Events includes the disclosures required by this Statement.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140.” This Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. This Statement eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. This Statement also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. This Statement will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” This Statement amends FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This Statement requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its effect on the entity’s financial statements. This Statement will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162.” This Statement replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. This Statement will be effective for the Company’s financial statements for periods ending after September 15, 2009. The adoption of this Statement is not expected to have a significant impact on the Company’s financial condition or results of operation.

In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This Staff Position amends factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This Staff Position makes the assumptions used to determine the useful life for renewable intangible assets for amortization purposes more consistent with the assumptions used to assign a fair value to the asset under FASB Statement No. 141 (revised 2007), “Business Combinations.” This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company adopted this FSP as of January 1, 2009. The adoption of this FSP did not have a material impact on its financial condition or results of operations.

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

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” This FSP clarifies the application of SFAS No. 157 in an inactive market, without changing its existing principles, by using an example to illustrate key considerations in determining fair value when there is no market in which active pricing of an instrument is occurring. The FSP was effective immediately upon issuance. The Company adopted the FSP in October 2008 with no material impact on its financial condition or results of operations.

In December 2008, the FASB issued FASB Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP adds disclosures related to postretirement benefit plan assets to provide the financial statement reader with an understanding of (a) how investment allocation decisions are made, including factors that are pertinent to an understanding of investment policies and strategies, (b) the major categories of plan assets, (c) the inputs and valuation techniques used to measure the fair value of plan assets, (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period and (e) significant concentrations of risk within plan assets. This FSP is effective for financial statements issued for fiscal years ending after December 15, 2009. The Company does not expect the adoption of this FSP to have a material impact on its financial condition or results of operations.

In January 2009, the FASB issued FASB Staff Position No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.” This FSP makes the factors that can be evaluated when determining whether an other-than-temporary impairment exists for beneficial interests similar to those that are allowed for other investment securities under FASB Statement No 115. EITF 99-20 had previously required the beneficial interest holder to use a market participant’s view of expected cash flow without consideration of other cash flow-related factors that the beneficial owner would typically use their own judgment about. The FSP is effective for interim and annual reporting periods ending after December 15, 2008. The Company adopted the FSP as of December 31, 2008, with no material effect on its financial condition or results of operations.

FIRST M & F CORPORATION

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. This FSP requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. This FSP also amends SFAS No. 157, “Fair Value Measurements,” to expand certain disclosure requirements. This FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted in certain circumstances. The Company adopted the provisions of the FSP as of April 1, 2009. The adoption of this FSP did not have a material effect on its financial condition or results of operation.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP (1) changes existing guidance for determining whether an impairment is other than temporary to debt securities, and (2) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under this FSP, based on the intent and more likely than not assertions, declines in the fair value of securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses, with the remainder being recognized in other comprehensive income. The amount of the impairment related to other factors is recognized in other comprehensive income. This FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. The Company adopted the provisions of the FSP as of April 1, 2009. The adoption of this FSP did not have a material effect on its financial condition or results of operation. The Company did recognize through earnings the credit portion of an other-than-temporary impairment on an investment security as described in Note 3 – Investment Securities, to the financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP requires the entity to provide disclosures about fair value of financial instruments in interim financial information and amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. Under this FSP, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS No. 107. This FSP is effective for interim periods ending after June 15, 2009, with early adoption permitted. The Company adopted the provisions of the FSP as of April 1, 2009. The adoption of this FSP did not have a material effect on its financial condition or results of operation.

In April 2009, the FASB issued FASB Staff Position No. FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP amends the guidance in SFAS No. 141R to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, “Accounting for Contingencies,” and FASB Interpretation (FIN) No. 14, “Reasonable Estimation of the Amount of a Loss.” This FSP removes subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No. 141R and requires entities to develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies. This FSP eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, entities are required to include only the disclosures required by SFAS No. 5. This FSP also requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with SFAS No. 141R. This FSP is effective for assets and liabilities arising from contingencies the Company may acquire in business combinations occurring after January 1, 2009. The Company adopted this FSP as of April 1, 2009 with no material effect on its financial condition or results of operation.

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

Interest rate shock analysis shows that the Company will experience a 0.33% increase over 12 months in its net interest income with a gradual (12 month ramp) and sustained 100 basis point decrease in interest rates. A gradual and sustained increase in interest rates of 200 basis points will result in a 0.83% decrease in net interest income; therefore the Company’s repricing gap suggests a potential earnings benefit should rates decrease.

An analysis of the change in market value of equity shows how an interest rate shock will affect the difference between the market value of assets and the market value of liabilities. With all financial instruments being stated at market value, the market value of equity will decrease by 2.44% with an immediate and sustained increase in interest rates of 200 basis points. The market value of equity will decrease by 4.46% with an immediate and sustained decrease in interest rates of 100 basis points.

The Company had no hedging instruments in place at June 30, 2009.

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

As of June 30, 2009, (the "Evaluation Date"), the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as defined in the Exchange Act Rules.  Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are sufficiently effective to ensure that material information relating to the Company and required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. During the last quarter ended June 30, 2009 there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

The annual stockholders’ meeting was held on April 8, 2009. Two items were voted on at the meeting.

Item 1. Election of Directors
The stockholders elected five directors to serve three year terms expiring in April 2012 as summarized below:

Directors Elected	Votes For	Votes Withheld

Class I (three year term):
Jeffrey B. Lacey	6,574,712	382,205
John Clark Love, III	6,642,624	314,293
Susan McCaffrey	6,802,641	154,276
Larry Terrell	6,644,026	312,891
James I. Tims	6,899,424	57,493

There were 9,169,596 shares entitled to vote on the proposals, with 7,129,390 shares, or 77.75% actually being voted.

Item 2. Advisory Vote on Compensation of Executive Officers
The American Recovery and Reinvestment Act of 2009 requires recipients of funds under the Capital Purchase Program to permit a separate shareholder vote to approve the compensation of executives. The stockholders approved the executive compensation as follows:

Votes For	Votes Against	Abstained
6,616,278	134,302	109,498

There were 96,839 broker non-votes.

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

10.4	Form of Preferred Stock Certificate. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2009.

10.5	Side Letter Agreement. Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2009.

11	Computation of Earnings Per Share – Filed herewith as Note 12 to the consolidated financial statements.

31	Rule 13a-14(a) Certification of Hugh S. Potts, Jr., Chief Executive Officer and Rule 13a-14(a) Certification of John G. Copeland, Chief Financial Officer.

32	Section 1350 Certification of Hugh S. Potts, Jr., Chief Executive Officer and Section 1350 Certification of John G. Copeland, Chief Financial Officer.

FIRST M & F CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST M & F CORPORATION

Date : August 7, 2009

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

10.4	Form of Preferred Stock Certificate. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2009.

10.5	Side Letter Agreement. Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2009.

11	Computation of Earnings Per Share – Filed herewith as Note 12 to the consolidated financial statements.

31	Rule 13a-14(a) Certification of Hugh S. Potts, Jr., Chief Executive Officer and Rule 13a-14(a) Certification of John G. Copeland, Chief Financial Officer.

32	Section 1350 Certification of Hugh S. Potts, Jr., Chief Executive Officer and Section 1350 Certification of John G. Copeland, Chief Financial Officer.