Form 10-Q
period 2009-09-30
FIRST M&F CORP/MS
filed 2009-11-09
CIK 320387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                   ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $5 par value	9,069,346 Shares
Title of Class	Shares Outstanding at October 31, 2009

FIRST M & F CORPORATION

FORM 10-Q

INDEX

FIRST M & F CORPORATION AND SUBSIDIARY

PART I: FINANCIAL INFORMATION
Item 1 – Financial Statements (Unaudited)
Consolidated Statements of Condition

(Dollars in thousands)
	September 30		December 31
	2009	2008	2008
	(Unaudited)	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$38,809	$41,791	$47,738
Interest bearing bank balances	57,934	10,721	6,556
Federal funds sold	50,000	31,000	9,350
Securities available for sale, amortized cost of $296,828, $220,477 and $223,882	303,305	219,953	227,145
Loans held for sale	6,726	5,466	7,698

Loans, net of unearned income	1,099,108	1,206,213	1,176,595
Allowance for loan losses	(32,695)	(19,618)	(24,918)
Net loans	1,066,413	1,186,595	1,151,677

Bank premises and equipment	43,574	44,739	44,642
Accrued interest receivable	8,280	10,099	9,832
Other real estate	28,114	7,191	11,061
Goodwill	16,772	32,572	32,572
Other intangible assets	5,546	7,248	7,127
Bank owned life insurance	20,895	20,372	20,522
Other assets	30,101	23,518	20,945

	$1,676,469	$1,641,265	$1,596,865
Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing deposits	$196,999	$178,980	$178,689
Interest-bearing deposits	1,159,818	1,072,483	1,082,698
Total deposits	1,356,817	1,251,463	1,261,387
Federal funds purchased and repurchase agreements	12,164	11,938	9,728
Other borrowings	133,751	197,547	151,547
Junior subordinated debt	30,928	30,928	30,928
Accrued interest payable	2,973	3,577	3,537
Other liabilities	6,086	4,896	3,770
Total liabilities	1,542,719	1,500,349	1,460,897

Stockholders’ equity:
Preferred stock:
Class A; 1,000,000 shares authorized	-	-	-
Class B; 1,000,000 shares authorized; 30,000 shares issued	28,778	-	-
Common stock of $5.00 par value; 15,000,000 shares authorized: 9,069,346, 9,061,846 and 9,063,346 shares issued	45,347	45,309	45,317
Additional paid-in capital	31,922	30,421	30,447
Nonvested restricted stock awards	765	789	780
Retained earnings	25,242	65,700	60,133
Accumulated other comprehensive income (loss)	1,695	(1,321)	(727)
First M&F Corporation equity	133,749	140,898	135,950
Noncontrolling interest in subsidiaries	1	18	18
Total equity	133,750	140,916	135,968
	$1,676,469	$1,641,265	$1,596,865

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Interest income:
Interest and fees on loans	$16,798	$19,675	$50,147	$62,160
Interest on loans held for sale	76	46	192	241
Taxable investments	2,507	2,179	7,318	6,893
Tax-exempt investments	519	554	1,617	1,607
Federal funds sold	22	10	61	144
Interest bearing bank balances	4	15	12	120
Total interest income	19,926	22,479	59,347	71,165

Interest expense:
Deposits	5,758	7,266	18,249	25,136
Federal funds purchased and repurchase agreements	26	98	83	259
Other borrowings	1,345	1,596	4,120	5,035
Junior subordinated debt	499	499	1,488	1,488
Total interest expense	7,628	9,459	23,940	31,918

Net interest income	12,298	13,020	35,407	39,247
Provision for loan losses	4,805	2,190	33,840	9,050

Net interest income after provision for loan losses	7,493	10,830	1,567	30,197

Noninterest income:
Service charges on deposit accounts	2,804	3,042	8,138	8,765
Mortgage banking income	468	389	1,428	1,014
Agency commission income	1,097	1,153	3,025	3,191
Trust and brokerage income	120	117	372	453
Bank owned life insurance income	200	139	564	487
Other income	488	694	1,988	2,384
Securities gains (losses), net	441	(17)	442	5

Total investment other-than-temporary impairment losses	(1,231)	-	(1,624)	-
Portion of loss recognized in other comprehensive income
(before taxes)	994	-	1,212	-
Net investment impairment losses recognized	(237)	-	(412)	-

Total noninterest income	5,381	5,517	15,545	16,299

Noninterest expenses:
Salaries and employee benefits	7,106	7,230	21,566	22,193
Net occupancy expenses	1,134	1,084	3,308	3,115
Equipment expenses	706	882	2,195	2,671
Software and processing expenses	465	518	1,458	1,475
Telecommunication expenses	269	317	784	865
Marketing and business development expenses	327	381	1,047	1,050
Foreclosed property expenses	508	191	2,790	807
FDIC insurance assessments	750	107	2,565	250
Goodwill impairment	-	-	15,800	-
Intangible asset amortization and impairment	107	122	1,581	364
Other expenses	2,768	2,397	7,902	7,253
Total noninterest expenses	14,140	13,229	60,996	40,043

Income (loss) before income taxes	(1,266)	3,118	(43,884)	6,453
Income tax expense (benefit)	(1,137)	902	(11,389)	1,555
Net income (loss)	(129)	2,216	(32,495)	4,898
Net income (loss) attributable to noncontrolling interests	7	6	(7)	15
Net income (loss) attributable to First M&F Corporation	$(136)	$2,210	$(32,488)	$4,883
Dividends and accretion on preferred stock	435	-	1,028	-
Net income (loss) applicable to common stock	$(571)	$2,210	$(33,516)	$4,883

Net income (loss) allocated to common shareholders	$(580)	$2,183	$(33,167)	$4,822
Earnings (loss) per share:
Basic	$(.06)	$.24	$(3.66)	$.53
Diluted	$(.06)	$.24	$(3.66)	$.53

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Unaudited)

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008

Net income (loss)	$(129)	$2,216	$(32,495)	$4,898

Other comprehensive income:
Change in unrealized gains (losses) on securities available for sale, net of tax of $991 and $223 for the three months ended September 30 and $1,208 and $403 for the nine months ended September 30	1,667	372	2,036	(679)
Reclassification adjustment for impairment losses on securities available for sale included in net income, net of tax of $89 and $0 for the three months ended September 30 and $154 and $0 for the nine months ended September 30	148	-	258	-
Reclassification adjustment for (gains) losses on securities available for sale included in net income, net of tax of $165 and $6 for the three months ended September 30 and $165 and $2 for the nine months ended September 30	(276)	11	(277)	(3)
Defined benefit pension plan:
Transition obligation amortization, net of tax of $0 and $1 for the three months ended September 30 and $2 and $3 for the nine months ended September 30	(1)	(1)	(3)	(4)
Prior service cost amortization, net of tax of $4 and $3 for the three months ended September 30 and $10 and $10 for the nine months ended September 30	(6)	(5)	(18)	(17)
Actuarial loss amortization, net of tax of $84 and $30 for the three months ended September 30 and $253 and $91 for the nine months ended September 30	142	50	426	153

Other comprehensive income (loss)	1,674	427	2,422	(550)

Total comprehensive income (loss)	1,545	2,643	(30,073)	4,348
Comprehensive income (loss) attributable to noncontrolling interests	7	6	(7)	15

Comprehensive income (loss) of First M&F Corp	$1,538	$2,637	$(30,066)	$4,333

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity
Nine Months Ended September 30, 2009 and 2008
(Unaudited)

(Dollars in thousands, except per share data)				Nonvested		Accumulated
			Additional	Restricted		Other
	Preferred	Common	Paid-in	Stock	Retained	Comprehensive	Noncontrolling
	Stock	Stock	Capital	Awards	Earnings	Income (Loss)	Interest	Total
January 1, 2008	$-	$45,338	$30,475	$643	$64,395	$(771)	$18	$140,098
Net income	-	-	-	-	4,883	-	15	4,898
Cash dividends ($.39 per share)	-	-	-	-	(3,580)	-	-	(3,580)
7,500 common shares repurchased	-	(38)	(80)	-	-	-	-	(118)
1,500 restricted share awards vested	-	9	21	(30)	-	-	-	-
Share-based compensation expense recognized	-	-	5	176	2	-	-	183
Net change	-	-	-	-	-	(550)	-	(550)
Distributions	-	-	-	-	-	-	(15)	(15)

September 30, 2008	$-	$45,309	$30,421	$789	$65,700	$(1,321)	$18	$140,916

January 1, 2009	$-	$45,317	$30,447	$780	$60,133	$(727)	$18	$135,968
Net loss	-	-	-	-	(32,488)	-	(7)	(32,495)
Cash dividends ($.15 per share)	-	-	-	-	(1,375)	-	-	(1,375)
Issuance of 30,000 shares of preferred stock	28,637	-	-	-	-	-	-	28,637
Issuance of stock warrant for 513,113 shares	-	-	1,363	-	-	-	-	1,363
Dividends and accretion on preferred stock	141	-	-	-	(1,028)	-	-	(887)
6,000 restricted share awards vested	-	30	71	(101)	-	-	-	-
Share-based compensation expense recognized	-	-	14	86	-	-	-	100
Tax benefits on restricted stock dividends paid	-	-	27	-	-	-	-	27
Net change	-	-	-	-	-	2,422	-	2,422
Distributions	-	-	-	-	-	-	(10)	(10)

September 30, 2009	$28,778	$45,347	$31,922	$765	$25,242	$1,695	$1	$133,750

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)	Nine Months Ended September 30
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(32,495)	$4,898
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation	100	183
Amortization of pension costs	658	90
Depreciation and amortization	2,387	2,545
Goodwill impairment	15,800	-
Intangible asset impairments	1,248	-
Provision for loan losses	33,840	9,050
Net investment amortization (accretion)	770	(125)
Net change in unearned fees/deferred costs on loans	(76)	(405)
Capitalized dividends on FHLB stock	(16)	(204)
Net accretion of discount on time deposits	2	33
Gain on securities available for sale	(442)	(5)
Impairment loss on securities available for sale	412	-
Gain on loans held for sale	(775)	(694)
Other asset sales losses	1,887	555
Deferred income taxes	(4,398)	(2,534)
Originations of loans held for sale, net of repayments	(86,140)	(52,045)
Sales proceeds of loans held for sale	87,906	52,848
(Increase) decrease in:
Accrued interest receivable	1,552	2,335
Cash surrender value of bank owned life insurance	(564)	(487)
Other assets	(6,425)	(23)
Increase (decrease) in:
Accrued interest payable	(565)	(1,574)
Other liabilities	2,124	1,999

Net cash provided by operating activities	16,790	16,440

Cash flows from investing activities:
Purchases of securities available for sale	(141,454)	(74,988)
Sales of securities available for sale	14,127	5,858
Maturities of securities available for sale	53,640	85,358
Net (increase) decrease in:
Interest bearing bank balances	(51,378)	(7,241)
Federal funds sold	(40,650)	(29,000)
Loans	18,559	2,579
Bank premises and equipment	(929)	(1,352)
Net benefits received (purchases) of bank owned life insurance	191	(56)
Proceeds from sales of other real estate and other repossessed assets	13,940	5,809
Net redemptions of FHLB stock	225	387

Net cash used in investing activities	(133,729)	(12,646)

(Continued)

FIRST M & F CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)	Nine Months Ended September 30
	2009	2008
Cash flows from financing activities:
Net increase (decrease) in deposits	$95,428	$(11,025)
Net increase in short-term borrowings	2,436	2,262
Proceeds from other borrowings	20,000	200,500
Repayments of other borrowings	(37,796)	(204,267)
Earnings distributions to noncontrolling interests	(10)	(15)
Common dividends paid	(1,375)	(3,580)
Preferred dividends paid	(700)	-
Preferred shares and common stock warrant issued to U. S. Treasury	30,000	-
Common shares repurchased	-	(118)
Tax benefits related to share-based compensation	27	-

Net cash provided by (used in) financing activities	108,010	(16,243)

Net decrease in cash and due from banks	(8,929)	(12,449)

Cash and due from banks at January 1	47,738	54,240

Cash and due from banks at September 30	$38,809	$41,791

Total interest paid	$24,497	$33,463
Total income taxes paid	97	2,859
Income tax refunds received	27	-
Transfers of loans to foreclosed property	32,877	7,124
U. S. Treasury preferred dividend accrued but unpaid	187	-
Accretion on U. S. Treasury preferred stock	141	-

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 1:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed balance sheet as of December 31, 2008, has been derived from audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company is substantially in the business of community banking and therefore is considered a banking operation with no separately reportable segments. The condensed consolidated financial statements include all entities in which the Company has a controlling financial interest. Therefore, the condensed consolidated financial statements of First M & F Corporation include the financial statements of Merchants and Farmers Bank, a wholly owned subsidiary, and the Bank’s wholly owned subsidiaries, First M & F Insurance Company, Inc., M & F Financial Services, Inc., M & F Bank Securities Corporation, M & F Insurance Agency, Inc., M & F Insurance Group, Inc., and M & F Business Credit, Inc. The consolidated financial statements also include the Bank’s 51% ownership in Merchants Financial Services, LLC, an accounts receivable financing business, and the Bank’s 55% ownership in MS Statewide Title, LLC, a title insurance agency. Certain reclassifications have been made to the 2008 financial statements to be consistent with the 2009 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

Note 2:  Fair Value

Generally accepted accounting principles (GAAP) define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Valuation techniques use certain inputs to arrive at fair value. Inputs to valuation techniques are the assumptions that market participants would use in pricing the asset or liability. They may be observable or unobservable. GAAP establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of September 30, 2009, December 31, 2008 and September 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at
		September 30, 2009, Using
		Quoted
		Prices In
		Active
		Markets	Significant
	Assets/Liabilities	For	Other	Significant
	Measured at Fair	Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	September 30, 2009	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury securities	$523	$-	$523	$-
U.S. Government sponsored entities	55,650	-	55,650	-
Mortgage-backed investments	180,647	-	180,647	-
Obligations of states and political subdivisions	61,099	-	61,099	-
Collateralized debt obligations	2,040	-	-	2,040
Other debt securities	2,357	-	2,357	-
Equity securities	989	-	989	-
Total securities available for sale	$303,305	$-	$301,265	$2,040

Mortgage derivative assets	10	-	10	-

Mortgage derivative liabilities	11	-	11	-

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

		Fair Value Measurements at
		September 30, 2008, Using
		Quoted
		Prices In
		Active
		Markets	Significant
	Assets/Liabilities	For	Other	Significant
	Measured at Fair	Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	September 30, 2008	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury securities	$538	$-	$538	$-
U.S. Government sponsored entities	12,467	-	12,467	-
Mortgage-backed investments	138,928	-	138,928	-
Obligations of states and political subdivisions	59,970	-	59,970	-
Collateralized debt obligations	4,094	-	4,094	-
Other debt securities	3,541	-	3,541	-
Equity securities	415	-	415	-
Total securities available for sale	$219,953	$-	$219,953	$-

Mortgage derivative assets	78	-	78	-

Mortgage derivative liabilities	16	-	16	-

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

Obligations of states and political subdivisions. Municipal securities include investments that are traded in a dealer market and investments that trade infrequently and are reported using Level 2 inputs. The fair value measurements are obtained from both an independent pricing service and from a pricing matrix that considers observable inputs obtained from a municipal security data provider such as dealer quotes, market yield curves, credit information (including observable default rates) and the instrument’s contractual terms and conditions, among other things.

Other debt securities. Other debt securities trade in a dealer market and are reported using Level 2 inputs. The fair value measurements are provided by an independent pricing service and are derived from trading activity in the dealer market.

Collateralized debt obligations. The Company owns certain beneficial interests in collateralized debt obligations secured by community bank trust preferred securities. These interests have an amortized cost of $4.610 million with estimated fair values of $2.040 million. These interests do not trade in a liquid market, and therefore, market quotes are not a reliable indicator of their ultimate realizability. The Company utilizes a discounted cash flow model based on market yields of trust-preferred securities, adjusted for liquidity factors and expected cash flows which include assumptions related to defaults, deferrals and prepayments to determine the fair values of these beneficial interests. Many of the factors that adjust the timing and extent of cash flows are based on judgment and not directly observable in the markets. Therefore, these fair values are classified as Level 3 valuations for accounting and disclosure purposes. The Company relies on GAAP related to accounting and reporting for impairments of securities that are beneficial interests in determining the nature and extent of impairments in the collateralized debt obligations that it owns. For these types of interests, GAAP requires that a discounted cash flow analysis be conducted similar to the discounted cash flow analyses that are required to determine loan impairments. Generally, decreases in expected cash flows indicate that a credit-related impairment of the security is present and an other-than-temporary impairment loss may need to be recognized. All of the collateralized debt obligations are tested for other-than-temporary impairment on a quarterly basis. During the second quarter 2009 analysis, one security with a par value of $750 thousand did not pass the impairment test. A discounted cash flow analysis of this security resulted in an other-than-temporary credit impairment of $175 thousand, which was recorded as a loss in the statement of operations for the second quarter of 2009. During the third quarter testing, two additional securities with par values of $1.000 million each did not pass the test and were determined to have other-than-temporary impairments of $69 thousand and $168 thousand. These additional impairments were recorded as losses in the statement of operations for the third quarter of 2009.

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

The following table reports the activity for 2009 in assets measured at fair value on a recurring basis using significant unobservable inputs.

Fair Value Measurements Using
Significant Unobservable Inputs
(Dollars in thousands)	(Level 3)
Collateralized Debt Obligations
Balance at January 1, 2009	$-
Total gains or losses (realized/unrealized)
Other-than-temporary impairment included in earnings	(412)
Other-than-temporary impairment included in other comprehensive income	(1,212)
Other gains/losses included in other comprehensive income	(302)
Purchases, issuances, and settlements	-
Transfers in and/or out of Level 3	3,966
Balance at September 30, 2009	$2,040

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(412)

Fair Value Measurements Using
Significant Unobservable Inputs
(Dollars in thousands)	(Level 3)
Collateralized Debt Obligations
Balance at July 1, 2009	$3,254
Total gains or losses (realized/unrealized)
Other-than-temporary impairment included in earnings	(237)
Other-than-temporary impairment included in other comprehensive income	(994)
Other gains/losses included in other comprehensive income	17
Purchases, issuances, and settlements	-
Transfers in and/or out of Level 3	-
Balance at September 30, 2009	$2,040

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(237)

The $175 thousand credit-related other-than-temporary loss incurred during the second quarter of 2009 and $237 thousand credit-related other-than-temporary loss incurred during the third quarter of 2009 are stated as a separate line item in the Company’s consolidated statement of operations.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

The following tables summarize assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements Using
		Quoted
		Prices in				Fair Value
		Active	Significant		Charged to	Adjustment
	For the	Markets for	Other	Significant	Allowance	Recognized
	Quarter	Identical	Observable	Unobservable	for Loan Losses	In Earnings
	Ended	Assets	Inputs	Inputs	During	During
(Dollars in thousands)	09/30/09 (a)	(Level 1)	(Level 2)	(Level 3)	Current Period	Current Period

Impaired loans	$49,969	$-	$49,969	$-	$-	$(1,617)
Loan foreclosures	8,971	-	-	8,971	5,698	-
Other real estate	839	-	-	839	-	(30)

		Fair Value Measurements Using
		Quoted
		Prices in				Fair Value
		Active	Significant		Charged to	Adjustment
	For the	Markets for	Other	Significant	Allowance	Recognized
	Year-to-Date	Identical	Observable	Unobservable	for Loan Losses	In Earnings
	Ended	Assets	Inputs	Inputs	During	During
(Dollars in thousands)	09/30/09 (a)	(Level 1)	(Level 2)	(Level 3)	Current Period	Current Period

Impaired loans	$49,969	$-	$49,969	$-	$-	$(22,830)
Loan foreclosures	21,481	-	-	21,481	9,827	-
Bankers bank stock	-	-	-	-	-	(78)
Other real estate	2,316	-	-	2,316	-	(427)
Goodwill	16,772	-	-	16,772	-	(15,800)
Intangible assets	-	-	-	-	-	(1,248)

(a)
These amounts represent the carrying amounts on the consolidated statement of condition at the balance sheet date for impaired real estate-secured loans, bankers bank stock, other real estate, goodwill and intangible assets for which fair valueremeasurements took place during the period. Loan foreclosures represent the fair value portion of the carrying amounts of other real estate properties that were remeasured at the point of foreclosure during the period and were still owned at the balance sheet date.

Gains and losses recognized due to fair value remeasurements are recorded in the consolidated statements of operations in (1) provision for loan losses for impaired loans, (2) other income for the bankers bank stock, (3) foreclosed property expenses for other real estate, (4) goodwill impairment for goodwill and (5) intangible asset amortization and impairment for intangible assets.

Impaired Loans.  Certain financial assets such as impaired loans are measured by means that are similar to fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to adjustments similar to fair value adjustments in certain circumstances, such as when there is evidence of impairment. Impaired values are determined by discounting expected cash flows by a rate equal to the original yield on the loan rather than by a market discount rate. However, when market prices or dealer quotes for loans are available and can be used, then the impaired value does meet the definition of fair value. Collateral dependent loans, which are loans for which the repayment is expected to be provided solely by the underlying collateral, are valued for impairment purposes by using the fair value of the underlying collateral. Although the valuations based upon non-market discount rates do not meet the technical definition of “fair value” they are similar in nature. For collateral dependent loans, collateral values are estimated using Level 2 inputs based on observable market data. During the third quarter of 2009, certain real estate-secured impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral. Impaired real estate-secured loans with a carrying value of $51.586 million were reduced by specific valuation allowance allocations totaling $1.617 million to a total reported fair value of $49.969 million based on collateral valuations utilizing Level 2 inputs. The amount of expense recognized was charged to the provision for loan losses to create an allowance for the loans equal to the impairment amount.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

Loan Foreclosures.  During 2009 certain foreclosed assets, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for possible loan losses based upon the fair value of the foreclosed asset. The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 3 inputs based on observable market data. Foreclosed assets measured at fair value upon initial recognition during the third quarter totaled $9.356 million using Level 3 valuation inputs. During the third quarter $385 thousand of these properties were disposed of. In connection with the measurement and initial recognition of the foregoing foreclosed assets, the Company recognized charge-offs to the allowance for possible loan losses totaling $5.766 million. The fair value of the foreclosed assets was recorded in other real estate.

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

Other real estate.  Other real estate consists of real estate from loans that have been foreclosed on. It is carried at the lower of cost or fair value less costs to sell. Subsequent to foreclosure, these properties may experience further market declines. When this occurs, the Company writes the property down to management’s best estimate of what the market may be willing to pay. Management considers what other properties have sold for, how long properties have been on the market, the condition of the property, the availability of liquid buyers and other assumptions that market participants may use in determining a price at which they would acquire the property. Since certain significant inputs to these estimates are management-derived and unobservable, fair values are reported as using Level 3 inputs. Impairments of $893 thousand were recorded during the second quarter and $30 thousand during the third quarter of 2009. Properties with carrying values of $2.577 million that had been written down during the second quarter of 2009 were disposed of during the third quarter of 2009.

Goodwill. Goodwill is tested for impairment on an annual basis and also when there are indicators that an impairment may have occurred. The Company evaluated its goodwill asset as of March 31, 2009 after the stock price continued to fall from $8.46 per share at December 31, 2008 to $6.12 per share at March 31, 2009 and as the Company continued to accrue for sizeable losses in the real estate construction loan portfolio. The implied fair value of goodwill was determined after valuing the community banking unit of the Company using Level 3 inputs based primarily on (1) historical deal prices for community banks, adjusted for bank size and credit quality factors and (2) discounted cash flow analyses. The implied fair value of goodwill was determined as a residual amount after allocating the estimated value of the net assets of the community banking unit to its identifiable recognized and unrecognized, both tangible and intangible, assets and liabilities in a manner similar to the purchase accounting allocations required by GAAP. These allocations required the estimation of the fair values of identifiable assets and liabilities, both recognized and unrecognized, primarily using Level 3 inputs such as discounted cash flow analyses utilizing cash flow projections, credit assumptions, and discount rate assumptions and other adjustments that management assumes that a market participant would use. The implied fair value of goodwill, which had a carrying value of $32.572 million, was estimated to be $16.772 million, requiring an impairment charge of $15.800 million.

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

Fair Value of Financial Instruments

The following table presents the carrying amounts and fair values of the Company’s financial instruments at September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
(Dollars in thousands)	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and short-term investments	$146,743	$146,743	$63,644	$63,644
Securities available for sale	303,305	303,305	227,145	227,145
Loans held for sale	6,726	6,753	7,698	7,757
Loans held for investment	1,066,413	994,546	1,151,677	1,111,202
Agency accounts receivable	613	613	276	276
Accrued interest receivable	8,280	8,280	9,832	9,832
Nonmarketable equity investments	7,323	7,323	7,610	7,610
Investment in unconsolidated VIE	928	928	928	928
Mortgage derivative assets	10	10	45	45
Financial liabilities:
Noninterest-bearing deposits	196,999	196,999	178,689	178,689
NOW, MMDA and savings deposits	562,531	562,531	513,979	513,979
Certificates of deposit	597,287	602,894	568,719	579,874
Short-term borrowings	12,164	12,164	9,728	9,728
Other borrowings	133,751	137,279	151,547	153,295
Junior subordinated debt	30,928	26,814	30,928	36,617
Agency accounts payable	824	824	574	574
Accrued interest payable	2,973	2,973	3,537	3,537
Mortgage derivative liabilities	11	11	27	27
Other financial instruments:
Commitments to extend credit and letters of credit	(37)	(411)	(28)	(459)

The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

Cash and due from banks, interest-bearing deposits with banks and Federal funds sold are valued at their carrying amounts which are reasonable estimates of fair value due to the relatively short period to maturity of the instruments.

Securities available for sale are predominantly valued based on prices obtained from an independent nationally recognized pricing service and market yield matrices. We use an external pricing service to electronically provide prices by CUSIP number. We use the one price per instrument provided for the securities that the service can produce prices for. We do not adjust the prices that are obtained from external pricing services. Typically, all securities except for some small municipal issues and the collateralized debt obligations are priced by the primary external provider. For issues that are not priced by the primary provider, we use the pricing disclosed in the investment accounting product provided by a broker-dealer affiliate of a correspondent bank. The broker-dealer’s accounting system uses prices provided by (1) the same external pricing service that we use, (2) Standard & Poor’s, (3) matrix pricing with market yield inputs provided by Bloomberg and a municipal securities market data provider and (4) the broker-dealer’s trading staff. Any quotes provided by a broker-dealer are usually non-binding. However, the Company rarely uses solicited broker-dealer quotes to price any of its securities. The broker-dealer prices all municipal securities through its pricing matrix. At September 30, 2009, the only securities that were not priced by the primary provider were 22 municipal bonds representing 6 issuers and the collateralized debt obligations. We used the broker-dealer’s matrix prices for the municipal securities and a third-party provider’s modeled prices for the collateralized debt obligations (CDOs).

CDOs are valued by an external party using a model. The model inputs are (1) weighted discount margins based upon liquid and non-liquid markets and (2) cash flows based upon contractual amounts adjusted for expected defaults, expected deferrals and expected prepayments. Expected defaults and deferrals are determined through a credit analysis of and risk rating assignment to each obligor of the collateral that funds the investment vehicles. Most of these inputs are not directly observable in the market, resulting in the fair values being classified as Level 3 valuations within the fair value accounting standards.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

The primary method of validation of investment security values that we use is the comparison of the prices that we receive from our primary pricing service provider with the prices that are used in the broker-dealer’s investment accounting reports. The fair values used for selected agency, mortgage-backed and corporate securities are also periodically checked by comparing them to prices obtained from Bloomberg. The CDOs may be validated by comparing the fair values with those obtained by other valuation experts. We engaged a new external firm to value the CDOs at September 30, 2009. The result, primarily due to a change in valuation methodology, was a reduction of fair values of the CDOs by approximately $1.000 million as compared to their June 30, 2009 values. The new model incorporated a different methodology for (1) determining the amounts and timing of future defaults, deferrals, recoveries and cures and (2) determining the discount rate used. The new firm also assisted in the third quarter impairment tests of the CDOs. We review the documentation provided with the CDO pricing to assure that sound valuation methodologies are used and to determine whether or not the significant inputs are observable in the market.

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

Note 3:  Investment Securities and Derivatives

The following is a summary of the amortized cost and fair value of securities available for sale at September 30, 2009, December 31, 2008 and September 30, 2008:

	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2009:
U.S. Treasury securities	$505	$18	$-	$523
U.S. Government sponsored entities	55,157	535	42	55,650
Mortgage-backed investments	174,354	6,345	52	180,647
Obligations of states and political subdivisions	58,927	2,185	13	61,099
Collateralized debt obligations	4,610	-	2,570	2,040
Other debt securities	2,238	119	-	2,357
Equity securities	1,037	-	48	989

	$296,828	$9,202	$2,725	$303,305

December 31, 2008:
U.S. Treasury securities	$509	$34	$-	$543
U.S. Government sponsored entities	8,089	308	-	8,397
Mortgage-backed investments	141,688	3,772	98	145,362
Obligations of states and political subdivisions	64,357	841	369	64,829
Collateralized debt obligations	5,054	-	1,085	3,969
Other debt securities	3,658	1	131	3,528
Equity securities	527	-	10	517

	$223,882	$4,956	$1,693	$227,145

September 30, 2008:
U.S. Treasury securities	$510	$28	$-	$538
U.S. Government sponsored entities	12,313	156	2	12,467
Mortgage-backed investments	137,649	1,480	201	138,928
Obligations of states and political subdivisions	60,887	239	1,156	59,970
Collateralized debt obligations	5,026	-	932	4,094
Other debt securities	3,667	-	126	3,541
Equity securities	425	-	10	415

	$220,477	$1,903	$2,427	$219,953

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 3:  (Continued)

Provided below is a summary of securities available for sale which were in an unrealized loss position and the length of time that individual securities have been in a continuous loss position at September 30, 2009 and December 31, 2008. Securities on which we have taken only credit-related other-than-temporary-impairment (OTTI) write-downs are categorized as being “less than 12 months” or “12 months or more” in a continuous loss position based on the point in time that the fair value declined to below the amortized cost basis and not the period of time since the OTTI write-down.

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2009:
U.S. Government sponsored entities	$5,058	$42	$-	$-	$5,058	$42
Mortgage-backed investments	5,087	52	-	-	5,087	52
Obligations of states and political subdivisions	1,780	2	4,583	11	6,363	13
Collateralized debt obligations	-	-	2,040	2,570	2,040	2,570
Other debt securities	-	-	-	-	-	-
Equity securities	-	-	362	48	362	48

	$11,925	$96	$6,985	$2,629	$18,910	$2,725

December 31, 2008:
U.S. Government sponsored entities	$-	$-	$-	$-	$-	$-
Mortgage-backed investments	14,847	89	1,802	9	16,649	98
Obligations of states and political subdivisions	26,067	249	2,275	120	28,342	369
Collateralized debt obligations	-	-	3,969	1,085	3,969	1,085
Other debt securities	3,014	131	-	-	3,014	131
Equity securities	527	10	-	-	527	10

	$44,455	$479	$8,046	$1,214	$52,501	$1,693

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 3:  (Continued)

Management believes that the impairments reflected as unrealized losses above are temporary and will be recovered over the investments’ holding periods. The unrealized losses associated with municipal securities are primarily driven by changes in market rates and liquidity and not due to the credit quality of the securities. Management does not intend to sell any investment securities that have unrealized losses before the time that those losses could be recovered. Management has evaluated the investment securities that have unrealized losses within the framework of the Company’s liquidity and capital needs as well as its ability to hold those securities over an extended recovery period. Management’s evaluation involved (1) assessing whether significant future cash outflows would occur that would require the liquidation of securities and (2) determining if the balance sheet would need to be managed or reduced in a way that would require the liquidation of securities to meet regulatory capital ratio requirements. This analysis was performed to determine if it was more likely than not that the investments would have to be sold before their anticipated recoveries. Management determined that it was not more likely than not that the investments would have to be disposed of prior to their anticipated recoveries. In estimating whether there are other-than-temporary impairment losses on debt securities management considers (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) historical cash flows and economic factors that could detrimentally affect those cash flows and (4) changes in credit ratings of the issuers.

There are five collateralized debt obligations that represent the majority of unrealized losses in the investment portfolio. These obligations are secured by commercial bank trust preferred securities. The impairments have arisen due to a virtual trading halt related to the liquidity crisis in corporate debt, and the effects of the sub-prime mortgage crisis and the resulting economic deterioration and ongoing recession on the financial stability of financial institution issuers of the trust preferred collateral. In December 2008, these CDOs were downgraded to below investment grade by Moody’s. During 2008 and 2009 several banks that had issued trust preferred securities that were held as collateral in the some of the CDOs were closed by federal regulators. These defaults and the credit downgrades, accompanied by interest deferrals by several other bank issuers, resulted in reductions in fair value estimates as credit assumptions had to be revised. Two of the beneficial interests had deferred interest payments and were placed in nonaccrual status during the second quarter of 2009 resulting in a reversal of $84 thousand of interest income. A third beneficial interest deferred an interest payment in October 2009 which will result in its being placed in nonaccrual status with a resulting $25 thousand reversal of interest income in the fourth quarter. Management evaluated these instruments for impairment as of September 30, 2009 within the accounting guidelines for determining impairments for beneficial interests using the discounted cash flow approach prescribed, which required Management to make assumptions concerning the estimates of the ultimate collectability of the contractual cash flows of the beneficial interests owned. These estimates depend on the expected cash flows that the beneficial interest issuer will receive on its investments in the trust preferred securities of the commercial bank investees. The ability of the banks that issued trust preferred securities to the beneficial interest issuer to pay their obligations was determined based on an analysis of the financial condition of the banks. This analysis resulted in an estimate of the timing and amount of cash flows derived from a determination of how many would default on their obligations and how many would eventually pay off their obligations and the timing of those events. Those estimated cash flows would first pay off more senior beneficial interests, with the remaining amounts flowing through to the interests owned by the Company. Based on this type of analysis for each beneficial interest issuer, the cash flows of each of the five beneficial interests owned by the Company were projected and discounted to their present values using their original yields and compared to the amortized cost book values of the interests. This analysis resulted in a determination that an other-than-temporary impairment (OTTI) condition existed for two of the CDOs that had amortized costs of $1.000 million and $1.006 million and fair values of $332 thousand and $443 thousand respectively. A cash flow analysis of each security, after allowing for estimated defaults and the cash requirements of the more senior securities in the CDO, indicated an other-than-temporary credit-related impairment of $168 thousand on the first security and $69 thousand on the second. The credit-related portions of the impairments were charged against current earnings with the remaining unrealized losses of $500 thousand and $494 thousand respectively being charged to other comprehensive income. A credit-related other-than-temporary impairment of $175 thousand was recognized as of June 30, 2009 on another CDO. The unrealized losses by individual security in the CDO portfolio as of September 30, 2009 ranged from 52% of amortized cost to 60% of amortized cost. The two securities that passed the cash flow testing for OTTIs did so due to their seniority in the CDO cash flow structure and the estimated effects of defaults and deferrals of the collateral pools as compared with the securities that were determined to have an OTTI. Therefore, given the expected default and deferral rates that were estimated for the collateral in the CDOs, the more subordinate securities in those two CDOs absorbed the losses in the OTTI tests, allowing the securities owned by the Company to show sufficient cash flows to eventually pay off the security.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 3:  (Continued)

The following table summarizes the activity related to credit losses on debt securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income.

(Dollars in thousands)	Three Months	Nine Months
	Ended September 30	Ended September 30
	2009	2009
Beginning balance	$175	$-
Additions	237	412
Ending balance	$412	$412

The fair values of our investment securities could decline in the future if the underlying performance of the collateral for the trust preferred CDOs deteriorates and credit enhancements in the form of seniority in the cash flow waterfalls do not provide sufficient protection to our contractual principal and interest. As a result, there is a risk that significant OTTI may occur in the future given the current economic environment.

The following is a summary of gains and losses on securities available for sale:

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Proceeds from sales	$12,292	$2,280	$14,127	$5,858
Gross realized gains	450	9	451	31
Gross realized losses	9	26	9	26

Gross recognized losses related to the credit component of other- than-temporary impairments	$237	$-	$412	$-

Securities with a carrying value totaling $233.605 million at September 30, 2009 and $209.310 million at December 31, 2008 were pledged to secure public deposits, short-term borrowings and for other purposes required or permitted by law.

The amortized cost and fair values of debt securities available for sale at September 30, 2009, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with, or without, call or prepayment penalties. Equity securities are not included since they have no stated maturity. Mortgage-backed securities receive monthly payments based on the cash flows of the underlying collateral. Therefore, their stated maturities do not represent the timing of principal amounts received and no maturity distributions are shown for these securities.

	Amortized	Fair
(Dollars in thousands)	Cost	Value

One year or less	$29,580	$29,761
After one through five years	64,941	66,369
After five through ten years	21,445	22,614
After ten years	5,471	2,925
	121,437	121,669
Mortgage-backed investments	174,354	180,647

	$295,791	$302,316

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

The following table summarizes these instruments, which are considered derivatives not designated as hedges:

(Dollars in thousands)	September 30, 2009			December 31, 2008
	Notional	Positive	Negative	Notional	Positive	Negative
Instrument	Amount	Fair Value	Fair Value	Amount	Fair Value	Fair Value
Forward sale contracts	$3,146	$2	$5	$5,568	$10	$13
Written interest rate options (locks)	5,130	8	6	8,379	35	14

Derivatives with positive fair values are recorded as other assets and derivatives with negative fair values are recorded as other liabilities in the consolidated statements of condition.

Amounts included in the consolidated statements of operations related to non-hedging mortgage banking-related derivative instruments were as follows:

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Forward sale contracts:
Recorded in mortgage banking income	$(13)	$(9)	$-	$39
Written interest rate options (locks):
Recorded in mortgage banking income	(32)	44	1	53

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4: Loans

The composition of the loan portfolio is shown in the table below:

(Dollars in thousands)	September 30		December 31
	2009	2008	2008

Commercial, financial and agricultural	$124,836	$145,743	$127,704
Non-residential real estate	677,777	759,279	745,700
Residential real estate	197,760	208,718	209,696
Home equity loans	44,250	46,201	45,791
Consumer loans	44,318	38,001	37,908
Other loans	10,167	8,271	9,796

Total loans	$1,099,108	$1,206,213	$1,176,595

The Bank uses real estate loans as collateral for borrowings at the Federal Home Loan Banks. Approximately $846.417 million of real estate loans were pledged under a blanket lien as collateral for FHLB borrowings at September 30, 2009. The Bank uses commercial and consumer loans as collateral for borrowings at the Federal Reserve Bank Discount Window. Approximately $24.408 million of commercial and consumer loans were pledged for the Federal Reserve line of credit at September 30, 2009.

The following table is a summary of the activity in the allowance for loan losses for the third quarter and year-to-date periods ending September 30, 2009:

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Beginning balance	$31,323	$18,901	$24,918	$14,217

Loans charged off	(3,597)	(1,648)	(26,684)	(4,205)
Recoveries	164	175	621	556
Net charge-offs	(3,433)	(1,473)	(26,063)	(3,649)

Provision for loan losses	4,805	2,190	33,840	9,050

Ending balance	$32,695	$19,618	$32,695	$19,618

The provision for loan losses for the first nine months of 2009 included approximately $28.900 million related to individual loan impairments. The magnitude of the quarterly allowance depends upon the effect of economic and market factors on collateral values, the state of the economies local to our customers, historical loss patterns for different types of loans, the timing and extent of downgrades of customer borrowings as well as other qualitative factors.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  (Continued)

Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet their payment obligations, which typically occurs when principal or interest payments are more than 90 days past due. The following table shows overall statistics for non-performing loans and other assets of the Company:

(Dollars in thousands)	September 30,	December 31,
	2009	2008
Nonaccrual loans	$69,019	$20,564
Other real estate	28,114	11,061

Total non-performing credit-related assets	$97,133	$31,625

Past due 90 days or more and still accruing interest	6,351	5,686
Restructured loans (accruing)	3,664	3,664

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

The following table shows an impaired loan summary for the Company:

(Dollars in thousands)	September 30, 2009	December 31, 2008
Balance of impaired loans with an allocated allowance	$68,369	$58,966
Balance of impaired loans with no allocated allowance	90,480	39,468
Total recorded investment in impaired loans	$158,849	$98,434

Amount of the allowance allocated to impaired loans	$18,833	$13,282

The impaired loan totals consist primarily of collateral-dependent construction and commercial real estate loans.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 5:  Goodwill and Other Intangible Assets

Following is a summary of intangible assets, net of accumulated amortization, included in the Consolidated Statements of Condition:

(Dollars in thousands)			Customer
		Core	Renewal	Noncompete	Banking
	Goodwill	Deposits	Lists	Agreements	Charter
Balance at December 31, 2007	$32,572	$6,292	$228	$67	$1,025
Amortization expense	-	(320)	(23)	(21)	-

Balance at September 30, 2008	$32,572	$5,972	$205	$46	$1,025

Balance at December 31, 2008	$32,572	$5,865	$198	$39	$1,025
Amortization expense	-	(319)	(7)	(7)	-
Impairment charge	(15,800)	-	(191)	(32)	(1,025)

Balance at September 30, 2009	$16,772	$5,546	$-	$-	$-

Estimated amortization expense
Remainder of 2009		$108
2010		427
2011		427
2012		427
2013		427
2014		427

Goodwill is tested for impairment annually during the first quarter of each year. An assessment of impairment may also be performed when circumstances or events indicate that an impairment of goodwill may be evident. Due to a decrease in stock price, coupled with increased credit deterioration, a special impairment test was performed as of December 31, 2008. The special test showed no impairment. The regular test performed as of January 1, 2009 also showed no impairment. A subsequent impairment test, triggered by the large first quarter loan loss accruals and continued decline in the Company’s common share price, was performed as of March 31, 2009. Step 1 of the test indicated that the net assets of the community banking unit of the Company had a fair value of less than their book value. Therefore, Step 2 was performed to determine if goodwill was an impaired asset in the allocation of the value of the community banking unit through the allocation of fair values to all of the identifiable assets and liabilities, both recorded and unrecorded, of the unit. The completion of this step resulted in the carrying value of goodwill exceeding its implied fair value by $15.800 million. Therefore, an impairment charge to the community banking unit’s goodwill was recorded during the first quarter of 2009.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 5:  (Continued)

The decline in the Company’s stock price from $6.12 per share at March 31, 2009 to $2.75 per share at September 30, 2009 prompted Management to update the Step 1 calculation of the impairment test that was performed as of March 31. An analysis of market data related to community bank deals for banks similar to the Company indicated that, for Step 1 of the impairment test, the estimated fair value of the banking unit exceeded its net book value and concluded that no additional impairment was indicated.

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

Note 6:  Variable Interest Entity and Borrowing Arrangements

The following is a summary of other borrowings at September 30, 2009 and 2008 and December 31, 2008:

(Dollars in thousands)	September 30		December 31
	2009	2008	2008
Company’s line of credit in the amount of $5,000,000, maturing in February 2010; secured by approximately 29% of the Bank’s common stock; interest payable quarterly at the prime rate with a floor of 3.50%	$1,916	$2,416	$2,416

Bank’s advances from Federal Home Loan Banks, net of unamortized purchase accounting discounts of $0, $2 and $0	131,835	195,048	149,131

Other mortgages to third parties on other real estate	-	83	-

	$133,751	$197,547	$151,547

Company’s junior subordinated debentures, interest payable quarterly at 6.44% through March 2011, payable quarterly at 90-day LIBOR plus 1.33% through March 2036; redeemable after March 2011	$30,928	$30,928	$30,928

The Company’s correspondent line of credit contains certain restrictive covenants related to capital ratios and a non-performing asset ratio. The increase in non-performing assets caused the Company to be in violation of the non-performing asset covenant at September 30, 2009. The correspondent bank has granted a temporary waiver of this convenant violation.

The Bank has advances from the Federal Home Loan Bank of Dallas (FHLB) under Blanket Agreements for Advances and Security Agreements. Advances are collateralized by a blanket floating lien on certain real estate-secured loans, certain pledged securities, the FHLB capital stock owned by the Company and any funds on deposit with the FHLB. Starting in the fourth quarter of 2009, the Company no longer operates under a blanket lien of its real estate secured loans, effectively eliminating its available line for additional borrowings at the FHLB. During the fourth quarter the Company will pledge individual loans as approved to secure its borrowings with the FHLB.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 6:  (Continued)

The Bank has access to the Federal Reserve Bank’s Discount Window for a line of credit of $15.865 million. The line is collateralized by commercial and consumer loans. The Bank did not utilize the line during the first nine months of 2009.

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

Upon issuance, the fair values of the Class B, Series A Preferred Stock and the associated warrant were computed as if the instruments were issued on a stand alone basis. The fair value of the preferred stock was determined using a discounted cash flow analysis. The fair value of the warrant was determined using a Black-Scholes option pricing model. The preferred stock cash flows were determined to be payments of dividends annually at a rate of 5% and a liquidation of the $30.000 million face value at the end of five years. The discount rate used was 25%, which seemed reasonable given market yields for financial institution preferred stocks ranging from 15% to 30%. This resulted in a preferred stock value of $13.864 million. The warrants were valued using an expected life of 7.5 years (50% probability at 5 years and 50% probability at 10 years), a volatility of 27.85% (average of historical 10-year, 5-year and 1-year volatilities of the Company’s stock), an expected dividend yield of 2.50% (50% probability of 0% and 50% probability of 5%), and a risk-free bond rate of 2.18% (7-year Treasury rate). The warrant fair value was determined to be $660 thousand. The $30.000 million in CPP proceeds was distributed proportionately to the preferred stock and warrants resulting in $1.363 million being assigned to the warrant and $28.637 million being assigned to the preferred stock. The amount assigned to the preferred stock resulted in an effective book yield of 6.08%, given the dividend rate and discount accretion.

Accretion of the discount associated with the preferred stock is recognized as an increase to preferred stock dividends in determining net income available to common shareholders. The discount is being amortized over a five-year period using the effective yield method. The discount recognized during the first nine months of 2009 was $141 thousand, with $60 thousand being recognized during the third quarter.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 8:  Pension and Other Employee Benefit Plans

As discussed in Note 18 to the December 31, 2008 financial statements, the Bank has a defined benefit pension plan covering substantially all full time employees of the Bank and its subsidiaries. The following table provides a summary of the components of the Unamortized Pension Costs recognized in stockholders’ equity as of September 30, 2009 and December 31, 2008:

(Dollars in thousands)	Balance	2009	Balance
	12/31/08	Amortization	09/30/09
Unamortized transition asset	$(7)	$5	$(2)
Unamortized prior service cost	(99)	28	(71)
Unamortized actuarial loss	4,529	(679)	3,850
	4,423	(646)	3,777
Deferred taxes	(1,650)	241	(1,409)
Net unamortized pension costs	$2,773	$(405)	$2,368

The following is a summary of the components of net periodic benefit costs for the three and nine-month periods ended September 30, 2009 and 2008:

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Service cost	$-	$-	$-	$-
Interest cost	122	115	364	345
Expected return on plan assets	(118)	(155)	(352)	(465)
Amortization of transition asset	(2)	(2)	(5)	(7)
Amortization of prior service costs	(9)	(9)	(28)	(28)
Recognized actuarial loss	227	81	679	245

Net pension cost	$220	$30	$658	$90

The Company did not make any contributions to the pension plan during the first nine months of 2008 and 2009. The Company has not determined the level of contributions to make to the pension plan during 2009.

The Company made $75 thousand in contributions to the ESOP and $294 thousand in matching contributions to the 401k plan during the first nine months of 2009. The Company made $75 thousand in contributions to the ESOP and $520 thousand in matching contributions to the 401k plan during the first nine months of 2008.

The Company has a nonqualified deferred compensation plan for certain senior officers. Participants deferred $57 thousand of compensation and received $64 thousand in distributions during the first nine months of 2009. Participants deferred $75 thousand of compensation and received $31 thousand in distributions during the first nine months of 2008. Employee benefit expenses include credits for earnings declines attributed to the participants’ accounts of $39 thousand for the first nine months of 2009 and $34 thousand for the first nine months of 2008. The plan incurred $2 thousand of expenses during the first nine months of 2009 and $2 thousand during the first nine months of 2008. Liabilities of the plan were $340 thousand at September 30, 2009 and $443 thousand at September 30, 2008, substantially all of which were vested.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 9:  Share-based Compensation

The Company uses the fair value method of accounting for stock-based compensation. The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model.

The following table is a summary of outstanding options and weighted average exercise prices:

	Nine Months Ended September 30
	2009		2008
	Number	Price	Number	Price
January 1	135,500	$16.04	128,500	$16.16
Expired	(99,500)	16.23	-	-
Granted	4,000	5.14	7,000	13.84

September 30	40,000	$14.28	135,500	$16.04

Exercisable at September 30, 2009	24,200	$15.27
Available for additional grant at September 30, 2009	380,984

The Company estimates a forfeiture rate of 9.45% (1.89% annual rate) for stock options issued to employees and a forfeiture rate of 5.45% (1.09% annual rate) for stock options issued to directors in determining net compensation costs. At September 30, 2009, there were $29 thousand in unrecognized compensation costs related to stock option awards.

In August and December 2005, in December 2006 and in December 2007 the Company issued restricted stock awards to certain senior officers of the Company. The shares vest in one (1) to seven (7) years and are potentially forfeitable until the vesting date. Additionally the shares include a performance condition that may accelerate vesting at the achievement of a diluted earnings per share and net income target. Non-achievement of the performance condition during the vesting period would not prevent vesting of the shares. At September 30, 2009, there were $692 thousand in unrecognized compensation costs. The Company estimates that 4.00% (.57% annual rate) of the nonvested shares will be forfeited in determining net compensation expenses recognized. In December 2007, 1,500 shares of restricted stock with a fair value of $24 thousand became fully vested and outstanding. In August 2008, 1,766 shares of restricted stock with a fair value of $19 thousand became fully vested and outstanding, and in December 2008, 1,500 shares of restricted stock with a fair value of $13 thousand became fully vested and outstanding. In May 2009, 6,000 shares of restricted stock with a fair value of $26 thousand became fully vested and outstanding. The following table provides a summary of the restricted share activity:

		Grant Date
	Shares	Fair Value
January 1, 2008	123,516	$16.89
Forfeited in 2008	(14,000)	17.08
Vested in 2008	(3,266)	18.23
December 31, 2008	106,250	16.82
Forfeited in 2009	(15,250)	16.47
Vested in 2009	(6,000)	16.86
September 30, 2009	85,000	$16.88

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 10:  Accumulated Other Comprehensive Income

The following is a summary of the gross amounts of accumulated other comprehensive income and the related income tax effects:

(Dollars in thousands)	Gross	Tax	Net

September 30, 2009:
Net unrealized gain on securities available for sale	$7,689	$2,866	$4,823
Net unrealized loss on other-than-temporarily impaired
securities available for sale	(1,212)	(452)	(760)
Net unamortized pension costs	(3,776)	(1,408)	(2,368)

	$2,701	$1,006	$1,695

December 31, 2008:
Net unrealized loss on securities available for sale	$3,263	$1,217	$2,046
Net unamortized pension costs	(4,423)	(1,650)	(2,773)

	$(1,160)	$(433)	$(727)

September 30, 2008:
Net unrealized loss on securities available for sale	$(524)	$(195)	$(329)
Net unamortized pension costs	(1,582)	(590)	(992)

	$(2,106)	$(785)	$(1,321)

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

Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Total Capital and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined). Management believes, as of September 30, 2009, that all capital adequacy requirements have been met.

As of September 30, 2009, the most recent notification by the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 11:  (Continued)

The Company's and Bank's actual capital amounts and ratios as of September 30, 2009, and December 31, 2008, are also presented in the table:

(Dollars in thousands)	Actual		Minimum Capital		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2009:
Total capital (to risk weighted assets):
Company	$157,655	12.6%	$100,235	8.0%	$-	-
Bank	153,386	12.3%	100,101	8.0%	125,126	10.0%

Tier I capital (to risk weighted assets):
Company	141,783	11.3%	50,117	4.0%	-	-
Bank	137,535	11.0%	50,050	4.0%	75,076	6.0%

Tier I capital (to average assets):
Company	141,783	8.7%	65,038	4.0%	-	-
Bank	137,535	8.5%	64,998	4.0%	81,247	5.0%

December 31, 2008:
Total capital (to risk weighted assets):
Company	$145,511	11.2%	$103,839	8.0%	$-	-
Bank	146,691	11.3%	103,692	8.0%	129,615	10.0%

Tier I capital (to risk weighted assets):
Company	129,179	10.0%	51,920	4.0%	-	-
Bank	130,382	10.1%	51,846	4.0%	77,769	6.0%

Tier I capital (to average assets):
Company	129,179	8.2%	63,111	4.0%	-	-
Bank	130,382	8.3%	63,071	4.0%	78,839	5.0%

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 12:  Earnings Per Share

GAAP that became effective this year provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Corporation has determined that its outstanding non-vested restricted stock awards are participating securities. Accordingly, effective January 1, 2009, earnings per common share are computed using the two-class method. All previously reported earnings per common share data has been retrospectively adjusted to conform to the new computation method.

(Dollars in thousands, except per share data)	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Net income (loss)	$(136)	$2,210	$(32,488)	$4,883
Preferred dividends	435	-	1,028	-
Net income (loss) attributable to common stock	(571)	2,210	(33,516)	4,883

Net income (loss) allocated to common stockholders:
Distributed	90	1,178	1,360	3,534
Undistributed	(670)	1,005	(34,527)	1,288
	$(580)	$2,183	$(33,167)	$4,822

Weighted-average basic common and participating
shares outstanding	9,157,705	9,176,596	9,161,596	9,181,220
Less: weighted average participating restricted shares outstanding	88,359	115,921	95,547	119,535
Weighted-average basic shares outstanding	9,069,346	9,060,675	9,066,049	9,061,685

Basic net income (loss) per share	$(.06)	$.24	$(3.66)	$.53

Weighted-average basic common and participating
shares outstanding	9,157,705	9,176,596	9,161,596	9,181,220
Add: share-based options and stock warrant	-	185	-	1,150
	9,157,705	9,176,781	9,161,596	9,182,370
Less: weighted average participating restricted shares outstanding	88,359	115,921	95,547	119,535
Weighted-average dilutive shares outstanding	9,069,346	9,060,860	9,066,049	9,062,835

Dilutive net income (loss) per share	$(.06)	$.24	$(3.66)	$.53

Weighted-average shares of potentially dilutive instruments that are not included in the dilutive share calculation due to anti-dilutive effect:
Compensation plan-related stock options	37,600	138,750	70,468	135,659
Common stock warrant	513,113	-	405,980	-

Note 13:  Subsequent Events

Financial statements are considered available to be issued when they are complete in a form and format that complies with generally accepted accounting principles and all approvals necessary for issuance have been obtained. Management has evaluated all events or transactions that occurred after September 30, 2009 up through November 9, 2009, the date we issued these financial statements. No material subsequent events have occurred during this period that required recognition or disclosure in these financial statements.

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

FIRST M & F CORPORATION

Financial Summary

The Company incurred a net loss for the third quarter of 2009 of $136 thousand, or $.06 basic and diluted loss per share as compared to income of $2.210 million, or $.24 basic and diluted earnings per share for the same period in 2008 and a net loss of $5.111 million or $.61 basic and diluted loss per share for the second quarter of 2009. The net loss for the first nine months of 2009 was $32.488 million or $3.66 basic and diluted loss per share as compared to net income of $4.883 million, or $.53 basic and diluted earnings per share for the same period in 2008. Major factors contributing to the decrease in year-over-year earnings were (1) an increase of $24.790 million in loan loss accruals as compared to 2008, (2) a decrease of $107.105 million in loans outstanding from the third quarter of 2008 to the third quarter of 2009, (3) a net interest margin of 3.30% for the first nine months of 2009 as compared to 3.70% for the first nine months of 2008, (4) a goodwill impairment charge of $15.800 million during the first quarter of 2009, and (5) additional intangible asset impairment charges of $1.248 million during the first quarter of 2009.

Highlights for the first nine months of 2009 and 2008 are as follows:

•	The Company received $30.000 million in February 2009 from the U. S. Treasury for preferred stock and a stock warrant as a participant in the U. S. Treasury’s TARP Capital Purchase Program
•	Debit card revenues increased by 22.96% for the first nine months of 2009 over the first nine months of 2008
•	The net interest margin increased to 3.40% in the third quarter of 2009 from 3.16% in the second quarter of 2009
•	Loans held for investment decreased by $77.487 million during the first nine months of 2009 and by $8.633 million during the third quarter of 2009
•	Nonaccrual loans were 6.24% of total loans at September 30, 2009 as compared to 1.74% at December 31, 2008 and 1.82% at September 30, 2008
•	Annualized net charge-offs were 1.24% for the third quarter of 2009 as compared to 6.87% for the second quarter of 2009, to 1.13% for the first quarter of 2009 and .49% for the third quarter of 2008
•	Closed a full-service branch in Collierville, Tennessee in February 2009

FIRST M & F CORPORATION

The following table shows the quarterly net loan, non-interest bearing deposit, and interest bearing deposit changes for the last five quarters:

(Net change, in thousands)
		Non-Interest	Interest
	Loans	Bearing Deposits	Bearing Deposits
3rd Qtr 2008	$11,011	$(8,165)	$(8,749)
4th Qtr 2008	(29,618)	(291)	10,215
1st Qtr 2009	(27,343)	12,697	39,076
2nd Qtr 2009	(41,511)	(10,223)	6,610
3rd Qtr 2009	(8,633)	15,835	31,434

The following table shows the quarterly net interest income, loan loss accruals, non-interest income and non-interest expense amounts for the last five quarters:

(Net amount, in thousands)

	Net Interest	Loan Loss	Non-Interest	Non-Interest
	Income	Accruals	Income	Expense
3rd Qtr 2008	$13,020	$2,190	$5,517	$13,229
4th Qtr 2008	12,749	10,684	4,832	14,241
1st Qtr 2009	11,844	19,840	5,188	31,041
2nd Qtr 2009	11,265	9,195	4,976	15,815
3rd Qtr 2009	12,298	4,805	5,381	14,140

The following table shows the components of pre-tax basic earnings (loss) per share for the last five quarters:

	3rd Qtr 2009	2nd Qtr 2009	1st Qtr 2009	4th Qtr 2008	3rd Qtr 2008
Net interest income	$1.36	$1.24	$1.31	$1.41	$1.43
Loan loss expense	.53	1.01	2.19	1.18	.24
Noninterest income	.59	.55	.57	.53	.61
Noninterest expense	1.56	1.74	3.42	1.57	1.46
Net income (loss) before taxes	$(.14)	$(.96)	$(3.73)	$(.81)	$.34

FIRST M & F CORPORATION

The following table shows performance ratios for the last five quarters:

	3rd Qtr 2009	2nd Qtr 2009	1st Qtr 2009	4th Qtr 2008	3rd Qtr 2008
Net interest margin	3.40%	3.16%	3.33%	3.60%	3.70%
Efficiency ratio	78.34	95.10	80.41	79.29	69.93
Return on assets	(.03)	(1.27)	(6.71)	(1.08)	.55
Return on total equity	(.40)	(14.84)	(73.59)	(12.27)	6.27
Return on common equity	(2.13)	(20.40)	(81.82)	(12.27)	6.27
Noninterest income to avg. assets	1.30	1.24	1.28	1.19	1.37
Noninterest income to revenues (1)	29.81	29.92	29.81	26.90	29.16
Noninterest expense to avg assets	3.41	3.94	7.65	3.52	3.29
Salaries and benefits to total noninterest expense	50.25	46.15	23.07	47.47	54.66
Contribution margin (2)	60.64	56.11	58.85	62.36	61.78
Nonaccrual loans to loans	6.24	6.69	4.51	1.74	1.82
90 day past due loans to loans	.57	.50	.12	.48	.05
Annualized net charge offs as a percent of average loans	1.24	6.87	1.13	1.79	.49
(1)	Revenues equal tax-equivalent net interest income before loan loss expense, plus noninterest income.
(2)	Contribution margin equals revenues minus salaries and benefits, divided by revenues.

The following table shows revenue related performance statistics for the last five quarters:

(Dollars in thousands)	3rd Qtr 2009	2nd Qtr 2009	1st Qtr 2009	4th Qtr 2008	3rd Qtr 2008
Mortgage originations	$23,386	$32,438	$23,992	$14,379	$12,926
Commissions from annuity sales	1	1	9	11	18
Trust revenues	52	51	57	56	56
Retail investment revenues	68	85	59	75	61
Revenues per FTE employee	34	31	32	33	34
Agency commissions per agency
FTE employee (1)	28	25	25	23	29
(1) Agency commissions are property, casualty, life and health commissions produced by the insurance agency personnel.

The following table shows additional statistics for the Company at the end of the last five quarters:

	3rd Qtr 2009	2nd Qtr 2009	1st Qtr 2009	4th Qtr 2008	3rd Qtr 2008
Full-time equivalent employees	523	529	535	543	548
Number of noninterest-bearing deposit accounts	33,811	34,116	34,509	35,112	35,907

FIRST M & F CORPORATION

Net Interest Income

Net interest income before loan loss expenses for the first nine months of 2009 was $35.407 million as compared to $39.247 million for the first nine months of 2008. For the first nine months of 2009 compared to 2008: earning asset yields decreased by 116 basis points, liability costs decreased by 83 basis points, the net interest spread decreased by 33 basis points and the net interest margin decreased by 40 basis points.

Net interest income before loan loss expenses for the third quarter of 2009 was $12.298 million as compared to $13.020 million for the third quarter of 2008 and $11.265 million for the second quarter of 2009. For the third quarter of 2009 compared to the same quarter of 2008: earning asset yields decreased by 87 basis points, liability costs decreased by 63 basis points, the net interest spread decreased by 24 basis points and the net interest margin decreased by 30 basis points. For the third quarter of 2009 compared to the second quarter of 2009: earning asset yields increased by 15 basis points, liability costs decreased by 14 basis points, the net interest spread increased by 29 basis points and the net interest margin increased by 24 basis points.

Balance sheet dynamics affecting the comparative net interest margins for the first nine months of 2009 compared to 2008 include (1) a decrease of 1.41% in average loans held for investment, (2) a decrease in average loans as a percentage of earning assets from 82.45% in the first nine months of 2008 to 76.43% in the first nine months of 2009, (3) an increase in average interest-bearing deposits of 2.41%, (4) a decrease in average other borrowings of 9.84% and (5) an increase in average noninterest-bearing deposits as a percentage of total assets from 11.05% in 2008 to 11.34% in 2009.

Balance sheet dynamics affecting the comparative net interest margins for the third quarter of 2009 compared to 2008 include (1) a decrease of 8.24% in average loans held for investment, (2) a decrease in average loans as a percentage of earning assets from 83.30% in the third quarter of 2008 to 74.42% in the third quarter of 2009, (3) an increase in average interest-bearing deposits of 4.53%, (4) a decrease in average other borrowings of 8.34% and (5) an increase in average noninterest-bearing deposits as a percentage of total assets from 11.11% in 2008 to 11.59% in 2009.

Balance sheet dynamics affecting the comparative net interest margins for the third quarter of 2009 compared to the second quarter of 2009 include (1) a decrease of 2.76% in average loans held for investment, (2) a decrease in average loans as a percentage of earning assets from 76.51% in the second quarter of 2009 to 74.42% in the third quarter of 2009, (3) an increase in average interest-bearing deposits of .53%, (4) an increase in average other borrowings of 5.52% and (5) an increase in average noninterest-bearing deposits as a percentage of total assets from 11.46% in the second quarter of 2009 to 11.59% in the third quarter of 2009.

Yield and cost dynamics affecting the comparative net interest margins for the first nine months of 2009 compared to 2008 include (1) a decrease of 98 basis points in yields on loans held for investment and for sale, (2) a decrease of 130 basis points in investment and short-term funds yields, (3) a decrease of 89 basis points in costs of deposits and (4) a decrease of 26 basis points in costs of borrowings.

Yield and cost dynamics affecting the comparative net interest margins for the third quarter of 2009 compared to 2008 include (1) a decrease of 46 basis points in yields on loans held for investment and for sale, (2) a decrease of 162 basis points in investment and short-term funds yields, (3) a decrease of 66 basis points in costs of deposits and (4) a decrease of 24 basis points in costs of borrowings.

Yield and cost dynamics affecting the comparative net interest margins for the third quarter of 2009 compared to the second quarter of 2009 include (1) an increase of 37 basis points in yields on loans held for investment and for sale, (2) a decrease of 37 basis points in investment and short-term funds yields, (3) a decrease of 16 basis points in costs of deposits and (4) a decrease of 16 basis points in costs of borrowings.

FIRST M & F CORPORATION

The decrease in asset yields for the third quarter and first nine months of 2009 as compared to the same periods in 2008 can be attributed to (1) a decrease in the prime lending rate of 400 basis points during 2008, (2) a steady decrease in short-term Treasury rates from 3.07% in December 2007 to 1.15% in September 2008 to .03% in December 2008 and to .12% in September 2009 and (3) a decrease in loan activity through the second half of 2008 and into 2009. Average loans held to maturity were $1.213 billion during the first quarter of 2008 and $1.199 billion during the third quarter of 2008. Continuing the downtrend, average loans held to maturity decreased from $1.165 billion during the first quarter of 2009 to $1.100 billion during the third quarter of 2009 as the economy weakened and new lending opportunities became scarce. Yields on loans held to maturity followed the prime rate trend, decreasing from 6.55% for the third quarter of 2008 and 6.92% for the first nine months of 2008 to 6.08% for the third quarter of 2009 and 5.94% for the first nine months of 2009. In addition to the decrease in yields due to the rate environment, the volume of nonaccrual loans increased significantly from June 2008 through the end of 2008 and into 2009. Total nonaccrual loans at September 30, 2009 were $69.019 million, representing 6.24% of the loan portfolio. In contrast, total nonaccrual loans at September 30, 2008 were $22.095 million, or 1.82% of the loan portfolio. Deposit costs decreased to 2.03% for the third quarter of 2009 and 2.17% for the first nine months of 2009 from 2.69% for the third quarter of 2008 and 3.06% for the first nine months of 2008. For the third quarter of 2009 average interest-bearing checking accounts increased by 30.80% over the fourth quarter of 2008 and by 29.94% over the third quarter of 2008. Approximately half of this growth occurred through core customer growth in the Summit checking product while approximately half was provided through public funds acquired through a rate bidding process. Average certificates of deposit for the third quarter of 2009 grew by 1.43% from the fourth quarter of 2008 and by 1.99% from the third quarter of 2008. During the first nine months of 2009, core customer certificate of deposit balances increased by $47.921 million while rate-bid public certificates decreased by $16.267 million.

Net interest margins should be affected during the remainder of 2009 by the shape of the yield curve, credit spreads that are being priced into the corporate markets, a lack of demand for commercial and consumer credit and the trend in nonaccrual loan balances. The yield curve spread between the 3-month and 5-year Treasuries was 42 basis points during December 2007 and 160 basis points during June 2008. However, the 3-month to 5-year Treasury spread moved between 120 and 210 basis points throughout the last nine months of 2008, settling at 149 basis points in December. The spread between short-term and long-term rates increased significantly during the second quarter of 2009 as the longer end of the yield curve began to rise. The 3-month to 5-year Treasury yield spread was 253 basis points in June 2009 and 225 basis points in September 2009. Short-term rates drifted lower during the second quarter of 2009 while long-term rates began to move upward. The shape of the yield curve remained about the same during the third quarter of 2009 after shifting during the second quarter. The economy has continued to weaken since 2007 with a considerable slowing in the housing and construction sectors. The Federal Reserve Board has responded by providing liquidity facilities to the commercial and investment banking sectors as well as through discount rate reductions. The Federal Open Market Committee decreased its Fed funds target rate from 4.25% at the end of 2007 to a range of 0% to .25% at the end of 2008 and is expected to keep its target rates low until an economic recovery is evident. Federal legislation was passed in 2008 in the form of the Emergency Economic Stabilization Act, which authorized the U. S. Treasury to implement the Troubled Asset Relief Program (TARP) in an effort to remove investments that had significant market losses and provide liquidity in their place. The Company received $30.000 million in funding from the TARP’s Capital Purchase Program in February 2009. This liquidity should help the Company in funding asset growth and in displacing high-cost sources of funds.

Management expects loan yields to continue to decrease over the course of 2009. Management expects deposit costs to continue to decrease as certificates of deposit mature and reprice in the current lower rate environment or are displaced by other competitive interest-bearing checking and money-market accounts. Management reduced the pricing on certain interest-bearing checking account products during the second quarter of 2009 as market rates decreased with the trend in short-term rates. These rate reductions should contribute to a lower cost of deposits going forward. While certificates of deposit are not being aggressively marketed, the focus for 2009 and beyond has been and will continue to be the accumulation of core deposits and the building of customer relationships that accompany those deposits. The base product for this effort during 2008 and into 2009 has been the Summit interest-bearing checking account. Balances in this product have grown from $53.283 million at September 30, 2008 to $80.420 million at September 30, 2009.

FIRST M & F CORPORATION

The following table shows the components of the net interest margin for the second and third quarters of 2009 and 2008:

	Yields/Costs		Yields/Costs
	3rd Quarter, 2009	2nd Quarter, 2009	3rd Quarter, 2008	2nd Quarter, 2008
Interest bearing bank balances	0.11%	0.06%	1.93%	1.96%
Federal funds sold	0.22	0.23	1.61	2.72
Taxable investments	3.82	4.00	5.04	5.18
Tax-exempt investments	5.97	6.01	6.08	6.21
Loans held for sale	4.13	2.13	3.68	5.29
Loans held for investment	6.08	5.72	6.55	6.86
Earning asset yield	5.45	5.30	6.32	6.58

Interest checking	1.17	1.42	1.55	1.49
Money market deposits	1.18	1.33	2.11	2.33
Savings	1.41	1.51	2.11	2.32
Certificates of deposit	2.80	2.99	3.42	3.87
Short-term borrowings	0.82	1.08	2.25	2.29
Other borrowings	4.41	4.51	4.61	4.82
Cost of interest-bearing liabilities	2.32	2.46	2.95	3.22

Net interest spread	3.13	2.84	3.37	3.36
Effect of non-interest bearing deposits	.30	.31	.36	.40
Effect of leverage	(.03)	.01	(.03)	(.03)
Net interest margin, tax-equivalent	3.40	3.16	3.70	3.73
Less: Tax equivalent adjustments:
Investments	.08	.09	.09	.09
Loans	.02	.01	.01	.01
Reported book net interest margin	3.30%	3.06%	3.60%	3.63%

The following table shows the components of the net interest margin for the first nine months of 2009 and 2008:

	Yields/Costs
	September 2009	September 2008
Interest bearing bank balances	0.12%	2.58%
Federal funds sold	0.23	2.94
Taxable investments	4.18	5.08
Tax-exempt investments	6.02	6.17
Loans held for sale	3.31	4.96
Loans held for investment	5.94	6.92
Earning asset yield	5.46	6.62

Interest checking	1.32	1.50
Money market deposits	1.41	2.38
Savings	1.52	2.39
Certificates of deposit	2.94	3.95
Short-term borrowings	1.05	2.45
Other borrowings	4.51	4.73
Cost of interest-bearing liabilities	2.46	3.29

Net interest spread	3.00	3.33
Effect of non-interest bearing deposits	.31	.40
Effect of leverage	(.01)	(.03)
Net interest margin, tax-equivalent	3.30	3.70
Less: Tax equivalent adjustments:
Investments	.09	.09
Loans	.01	.01
Reported book net interest margin	3.20%	3.60%

FIRST M & F CORPORATION

The following table shows average balance sheets for the second and third quarters of 2009 and 2008:

(Dollars in thousands)
	3rd Quarter, 2009	2nd Quarter, 2009	3rd Quarter, 2008	2nd Quarter, 2008
Interest bearing bank balances	$14,850	$9,339	$3,228	$5,627
Federal funds sold	41,032	23,959	2,400	6,783
Taxable investments	260,003	250,023	171,936	182,982
Tax-exempt investments	54,940	57,091	57,809	56,376
Loans held for sale	7,235	7,036	4,986	7,406
Loans held for investment	1,100,109	1,131,370	1,198,943	1,193,703
Earning assets	1,478,169	1,478,818	1,439,302	1,452,877
Other assets	168,541	132,695	159,911	168,688
Total assets	$1,646,710	$1,611,513	$1,599,213	$1,621,565

Interest checking	280,104	280,952	215,559	211,590
Money market deposits	155,665	172,014	178,733	186,740
Savings deposits	112,684	113,799	116,658	116,720
Certificates of deposit	576,388	552,134	565,156	582,841
Short-term borrowings	12,556	9,013	17,269	17,693
Other borrowings	165,722	157,054	180,793	171,600
Interest-bearing liabilities	1,303,119	1,284,966	1,274,168	1,287,184
Noninterest-bearing deposits	190,917	184,716	177,595	181,134
Other liabilities	17,309	3,711	7,117	9,179
Stockholders’ equity	135,365	138,120	140,333	144,068
Liabilities and stockholders’ equity	$1,646,710	$1,611,513	$1,599,213	$1,621,565

Loans to earning assets	74.42%	76.51%	83.30%	82.16%
Loans to assets	66.81%	70.80%	74.97%	73.61%
Earning assets to assets	89.76%	91.77%	90.00%	89.60%
Noninterest-bearing deposits to assets	11.59%	11.46%	11.11%	11.17%
Equity to assets	8.22%	8.57%	8.78%	8.88%

The following table shows average balance sheets for the first nine months of 2009 and 2008:

(Dollars in thousands)
	September 2009	September 2008
Interest bearing bank balances	$13,457	$6,238
Federal funds sold	36,589	6,534
Taxable investments	233,965	181,080
Tax-exempt investments	57,284	55,450
Loans held for sale	7,746	6,493
Loans held for investment	1,131,950	1,201,912
Earning assets	1,480,991	1,457,707
Other assets	153,606	167,441
Total assets	$1,634,597	$1,625,148

Interest checking	274,984	209,949
Money market deposits	166,746	177,066
Savings deposits	113,706	115,123
Certificates of deposit	567,377	594,214
Short-term borrowings	10,587	14,105
Other borrowings	166,264	184,401
Interest-bearing liabilities	1,299,664	1,294,858
Noninterest-bearing deposits	185,319	179,622
Other liabilities	8,464	8,411
Stockholders’ equity	141,150	142,257
Liabilities and stockholders’ equity	$1,634,597	$1,625,148

Loans to earning assets	76.43%	82.45%
Loans to assets	69.25%	73.96%
Earning assets to assets	90.60%	89.70%
Noninterest-bearing deposits to assets	11.34%	11.05%
Equity to assets	8.64%	8.75%

FIRST M & F CORPORATION

Provision for Loan Losses

The accrual for the provision for loan losses for the first nine months of 2009 was $33.840 million as compared to $9.050 million for the first nine months of 2008. Net charge offs were $26.063 million for the first nine months of 2009 as compared to $3.649 million for the first nine months of 2008.

The accrual for the provision for loan losses for the third quarter of 2009 was $4.805 million as compared to $2.190 million for the third quarter of 2008. Net charge-offs were $3.433 million for the third quarter of 2009 as compared to $1.473 million for the third quarter of 2008. The allowance for loan losses as a percentage of loans was 2.97% at September 30, 2009, 2.12% at December 31, 2008, and 1.63% at September 30, 2008.

During the course of 2008 and into 2009 the loan loss provision has been more influenced by the effect of deteriorating real estate values on loans that are individually reviewed for impairment. The Credit Risk Management section of this discussion provides further details on the allowance provisioning process.

Non Interest Income

Noninterest income, excluding securities transactions, for the first nine months of 2009 was $15.515 million as compared to $16.294 million for the same period in 2008. For the first nine months of 2009 as compared to 2008: (1) deposit revenues decreased by $627 thousand, (2) mortgage banking revenues increased by $414 thousand and (3) agency commissions decreased by $166 thousand.

Noninterest income, excluding securities transactions, for the third quarter of 2009 was $5.177 million as compared to $5.534 million for the same period in 2008 and $5.150 million in the second quarter of 2009. For the third quarter of 2009 as compared to the third quarter of 2008: (1) deposit revenues decreased by $238 thousand, (2) mortgage banking revenues increased by $79 thousand and (3) agency commissions decreased by $56 thousand. For the third quarter of 2009 as compared to the second quarter of 2009: (1) deposit revenues decreased by $8 thousand, (2) mortgage banking revenues decreased by $124 thousand and (3) agency commissions increased by $140 thousand.

The third quarter of 2009 showed a decrease of 7.82% from the third quarter of 2008 and a ..28% decrease from the second quarter of 2009 in deposit revenues. Overdraft fee revenues, which comprise approximately 65% of deposit revenues, decreased by 9.70% from the third quarter of 2008 to the third quarter of 2009 and increased by 8.25% from the second quarter of 2009 to the third quarter of 2009. The decline in the third quarter of 2009 from the third quarter of 2008 was due to decreased item volumes as third quarter 2009 volumes were lower than third quarter 2008 volumes by 9.70%. The increase in the third quarter of 2009 from the second quarter of 2009 was due to increased item volumes as third quarter 2009 volumes were higher than second quarter 2009 volumes by 8.25%. Overdraft fees are per item charges applied to each check paid on an overdrawn account or returned. The per item fee is determined by the Company’s pricing committee and is based primarily on the competitive market prices as well as on costs associated with processing the items. The majority of the volumes of overdraft items processed comes from customers in the Company’s overdraft protection program which grants overdraft limits to customers, generally allows account activity up to the overdraft limit balance, and requires that accounts have positive balances at some point within a thirty day period. Overdrafts are considered loans for accounting purposes and therefore are subject to the Company’s loan accounting policies concerning the charging off of accounts to the allowance for loan losses. Interest charged on overdrawn balances, based on the Federal discount rate, is recorded as interest on loans. The overdraft protection program is designed to help customers with their cash flow needs and is not extended to individuals who are poor credit risks. Debit card revenues increased by 11.00% from the third quarter of 2008 to the third quarter of 2009 and decreased by 21.89% from the second quarter of 2009 to the third quarter of 2009. The Company changed debit card processing networks during the second quarter of 2009 and concurrently changed from collecting income on a monthly basis to a daily basis. This change resulted in an additional month of revenue of approximately $180 thousand, the last monthly payment by the prior processor, to be credited to debit card revenues during the second quarter of 2009.

FIRST M & F CORPORATION

Management expects overdraft fee revenues to continue to be a significant component of deposit revenues and expects to see debit card revenues and transaction activity continue to grow through the remainder of 2009.  The following table shows the components of service charges on deposit accounts:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30		September 30
	2009	2008	2009	2008
Service charge revenues	$252	$348	$815	$1,060
Debit/ATM card revenues	641	577	2,039	1,659
Overdraft fee revenues	1,911	2,117	5,284	6,046
Service charges on deposit accounts	$2,804	$3,042	$8,138	$8,765

Mortgage banking income increased by 20.31% from the third quarter of 2008 to the third quarter of 2009 and decreased by 20.95% from the second quarter of 2009 to the third quarter of 2009. Mortgage originations increased by 80.92% from the third quarter of 2008 to the third quarter of 2009 and decreased by 27.91% from the second quarter of 2009 to the third quarter of 2009. For 2008 mortgage rates hit their peak in July at 6.63%. Mortgage rates decreased steadily from the end of October 2008 through the first quarter of 2009 and into May 2009 before moving up to their highs of 2009 in June. Rates continued to slowly decrease during the third quarter of 2009. The lower rate environment resulted in a significant increase in mortgage refinancings during the first quarter of 2009 as compared to the fourth quarter of 2008 and in the second quarter of 2009 as compared to the first quarter of 2009. Refinancing activity slowed during the third quarter of 2009 while home purchase activity improved. If the Federal Reserve continues its efforts to purchase mortgage-backed securities then mortgage rates should remain low. However, the housing market will need to recover with new and existing home sales returning to normalized levels for mortgage revenues to experience sustained growth, as refinancings have outpaced purchase originations by a 3-to-1 ratio so far in 2009.

Agency commission income decreased by 4.86% from the third quarter of 2008 to the third quarter of 2009 and increased by 14.63% from the second quarter of 2009 to the third quarter of 2009. For the third quarter of 2009 as compared to the third quarter of 2008, property and casualty commissions decreased by 4.22% while annuity insurance commissions decreased by 98.19% and title insurance commissions increased by 36.61%. Insurance commission revenues are expected to be influenced by economic activity, as consumers and businesses alike are reducing spending.

The Company owns certain beneficial interests in collateralized debt obligations that own bank trust preferred securities. These beneficial interests are tested for impairment on a quarterly basis. Two of the beneficial interests, Trapeza I and Trapeza V, have deferred their interest payments and were placed in nonaccrual status during the second quarter of 2009. The Trapeza I beneficial interest failed an impairment test at June 30, 2009 while the Trapeza V and MM Community Funding IX beneficial interests failed impairment tests at September 30, 2009 due primarily to collateral defaults and the subordinate position of the interests as compared to other senior securities in the CDOs. Management determined that the credit-related portion of the second quarter Trapeza I impairment was $175 thousand with the remaining impairment being $218 thousand. The credit-related portions of the third quarter impairments were $168 thousand for the Trapeza V beneficial interest and $69 thousand for the MM Community Funding IX beneficial interest with the remaining impairments related to non-credit factors being $500 thousand for the Trapeza V beneficial interest and $494 thousand for the MM Community Funding IX beneficial interest. The credit portion of the impairments totaling $412 thousand were classified as other-than-temporary impairments and charged against earnings during the second and third quarters of 2009 while the remaining $1.212 million other-than-temporary impairments were charged to other comprehensive income on the statement of condition.

The following table summarizes certain financial information about the trust preferred security-backed CDOs at the balance sheet date.

As of September 30, 2009
(Dollars in thousands)							Deferrals and
					Moody’s	Number of	Defaults as
		Book	Fair	Unrealized	Credit	Banks in	a Percent	Excess
Name of Issuer	Class	Value	Value	Loss	Rating	Issuance	of Collateral	Subordination
Trapeza I 2002-1A	C1	$575	$278	$297	Ca	25	42.23%	0.00%
Trapeza II 2003-2A	C1	1,260	522	738	Caa2	40	32.69	3.30
Tpref Funding II	B	1,006	465	541	Caa3	34	22.64	0.88
Trapeza V 2003-5A	C1	832	332	500	Ca	44	24.79	0.00
MM Community Funding IX	B1	937	443	494	Caa3	34	32.34	0.00
		$4,610	$2,040	$2,570

FIRST M & F CORPORATION

Significant components of other income for the second and third quarters of 2009 and 2008 are contained in the following table:

(Dollars in thousands)	3Q2009	2Q2009	3Q2008	2Q2008
Agency profit-sharing revenues	$-	$8	$-	$6
Loan fees	85	111	226	113
Gains on student loan sales	2	32	91	88
Loss on bankers bank stock	-	(78)	-	-
All other income	401	333	377	458
Total other income	$488	$406	$694	$665

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

The Company has a strategy to increase noninterest revenues as a proportion of total revenues over time. Noninterest revenues as a percentage of total revenues increased from 29.16% in the third quarter of 2008 to 29.81% in the third quarter of 2009, and decreased from 29.92% in the second quarter of 2009 to 29.81% in the third quarter of 2009. Another metric that the Company monitors is revenues per full-time employee, which were approximately $34 thousand per employee for the third quarter of 2009 and $31 thousand per employee for the second quarter of 2009 as compared to $34 thousand for the third quarter of 2008 and $33 thousand for the second quarter of 2008. Insurance product revenues per producer remained fairly constant at $25 thousand per producer in the first nine months of 2008 as compared to $25 thousand per producer in the first nine months of 2009. Management’s strategic focus is to improve revenues generated per employee while maintaining stability in revenue growth by increasing the mix of noninterest revenues to total revenues.

FIRST M & F CORPORATION

Non Interest Expense

Noninterest expenses increased by 6.89% from the third quarter of 2008 to the third quarter of 2009 and decreased by 10.59% from the second quarter of 2009 to the third quarter of 2009.

Salary and benefit expenses, which comprise approximately 50% of noninterest expenses, decreased by 1.72% from the third quarter of 2008 to the third quarter of 2009 and decreased by 2.63% from the second quarter of 2009 to the third quarter of 2009. The number of full-time equivalent employees was 523 at September 30, 2009, 529 at June 30, 2009, 548 at September 30, 2008, and 556 at June 30, 2008. Foreclosed property expenses increased significantly in 2009 over 2008 commensurate with an increase in other real estate foreclosures beginning in the second half of 2008.

The components of foreclosed property expenses for the second and third quarters of 2009 and 2008 are contained in the following table:

(Dollars in thousands)	3Q2009	2Q2009	3Q2008	2Q2008
Losses on sales of other real estate	$37	$428	$105	$119
Write-downs of other real estate	30	893	-	334
Other real estate expenses	460	217	91	79
Rental income on other real estate properties	(19)	(12)	(5)	(5)
Total foreclosed property expenses	$508	$1,526	$191	$527

FDIC insurance assessments in 2009 increased significantly over the third quarter and first nine months of 2008 as (1) assessment rates for the first quarter of 2009 were increased by 7 basis points by the FDIC over the 2008 assessment rates, (2) credits used to reduce assessments paid were fully used up by the third quarter of 2008, (3) amounts paid due to the special assessment for insured deposits in excess of $250,000 in the Temporary Liquidity Guarantee Program and (4) a special banking industry assessment of 5 basis points on total bank assets less Tier 1 risk-based capital accrued during the second quarter of 2009. The special assessment accrued during the second quarter of 2009 was $749 thousand. Noninterest expenses as a percent of average assets increased from 3.29% in the third quarter of 2008 to 3.41% in the third quarter of 2009, and decreased from 3.94% in the second quarter of 2009 to 3.41% in the third quarter of 2009.

Significant components of other expense for the second and third quarters of 2009 and 2008 are contained in the following table:

(Dollars in thousands)	3Q2009	2Q2009	3Q2008	2Q2008
Postage and shipping	$236	$223	$237	$228
Supplies	210	198	199	194
Legal expenses	223	288	224	197
Other professional expenses	197	174	127	180
Insurance expenses	239	82	230	110
Debit card processing expenses	157	146	184	178
All other expenses	1,506	1,565	1,196	1,219
Total other expense	$2,768	$2,676	$2,397	$2,306

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

FIRST M & F CORPORATION

The Company evaluated its goodwill asset as of March 31, 2009 after the stock price continued to fall from $8.46 per share at December 31, 2008 to $6.12 per share at March 31, 2009 and as the Company continued to accrue for sizeable losses in the real estate construction loan portfolio, resulting in unexpected first quarter net losses. The Company determined that another impairment test of the community banking unit’s goodwill was needed. A notable change to the balance sheet of the community banking unit was also made by redefining the community banking unit as the consolidated company, therefore including funding sources and investments that had previously been allocated to a treasury unit. This was done since (1) the treasury area is almost exclusively used by the community banking operations and (2) funding sources such as debentures that were issued by the Company in a trust preferred transaction were obtained to benefit the bank’s capital position. The implied fair value of goodwill was determined after valuing the community banking unit using a weighted average of (1) a market-based price, (2) a control-premium-based valuation and (3) a discounted cash flow analysis. The market-based price was the most heavily weighted valuation component because it involved the most directly observable data. The market-based value of the Company was determined using historical deal prices for community banks, adjusted for bank size and credit quality factors. The valuation analysis resulted in a fair value of the community banking unit that was less than the book value by approximately $17 million. In contrast, the December 2008 test, based on discounted cash flow analysis, had resulted in a fair value in excess of book value by approximately $6 million. Therefore, the March 2009 test, with net assets of the community banking unit exceeding their estimated fair value, required a second step assigning individual fair values to identified assets and liabilities to determine if the goodwill asset was impaired. After fair values were assigned to the identifiable assets and liabilities, the residual amount that was assigned to goodwill, its implied fair value, was approximately $15.800 million less than its book value. In comparing the fair value allocations in the March 2009 test to the November and December 2008 tests, the primary differences were (1) a lower fair value estimate for the community banking unit based on the valuation using observable merger transaction prices, (2) the deterioration in the fair value of the trust preferred-related debentures which were liabilities of the banking unit in the March 2009 test but were liabilities of the treasury unit in previous tests, and (3) a decreased correlation between the deterioration in the estimated fair value of the banking unit and the deterioration in the estimated fair value of the loan portfolio from the 2008 periods when the difference between book value and estimated fair value of the banking unit approximated the difference between book value and estimated fair value of the loan portfolio to the March 2009 test when the two amounts were further apart. The implied fair value of goodwill was estimated to be $16.772 million, requiring an impairment charge of $15.800 million.

Management continued to monitor the Company’s stock price through the second and third quarters of 2009 as it traded between a low of $2.66 per share and a high of $7.99 per share. The stock price closed at $2.75 on September 30, 2009, prompting management to revisit the goodwill impairment first step calculations from the March 31, 2009 test. Based on updated data from third quarter bank deal activity and observed required market rates of return for bank equities, management determined that the estimated fair value of the Company, and therefore the banking unit, exceeded its book value as of September 30, 2009. Therefore, the second step of the goodwill impairment test was not required.

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

FIRST M & F CORPORATION

Income Taxes

Due to a significant addition to the provision for loan losses, a non-tax deductible goodwill impairment charge and other intangible asset impairments the Company incurred pre-tax losses and accrued an income tax benefit for the first nine months of 2009. The $11.389 million tax benefit for 2009 includes a deferred tax benefit of $4.398 million and a current tax benefit of $6.991 million. At September 30, 2009, the Company had a current tax benefit receivable of $9.489 million and a deferred tax asset of $7.983 million. Over the past five years the Company has paid annual federal taxes ranging from $3.500 million to $5.200 million. Management expects that the current tax benefits generated due to the 2008 and 2009 credit-related losses will be realized either through carry-backs to prior tax years or through carry-forwards. Management has also reviewed its deferred tax assets and determined that it is more likely than not that the deferred tax assets will be realized and therefore no valuation allowance has been accrued. The Company expects to utilize the tax benefits implicit in the deferred tax asset in the foreseeable future when current taxes receivable increase as losses are realized through loan charge-offs and collateral foreclosures and dispositions. The following table shows the earnings, tax effect and effects on tax rates of the loan loss accrual and the primarily non-tax deductible goodwill and other impairment charges separate from the remaining statement of operations items on 2009’s financial results:

		Intangible
		Asset and
	Before	Goodwill	Loan Loss
	Impairments and	Impairment	Accrual	Loss as
(Dollars in thousands)	Loan Loss Accrual	Effect	Effect	Disclosed
Net income (loss) before tax	$7,004	$(17,048)	$(33,840)	$(43,884)
Income taxes	1,698	(465)	(12,622)	(11,389)
Net income (loss) before noncontrolling interests	$5,306	$(16,583)	$(21,218)	$(32,495)

Effective tax rate before noncontrolling interests	24.24%	2.73%	37.30%	25.95%

Excluding the effect of $1.617 million in tax-exempt securities income and $655 thousand in non-taxable corporate-owned insurance revenues, the average tax rate for earnings before impairments and loan loss accruals was 35.21%.

The Company had no recognized uncertain tax positions as of September 30, 2008 or 2009 and therefore did not have any tax accruals during the first nine months of 2008 or 2009 related to uncertain positions.

Assets and Liabilities

Assets increased by 2.14% from September 30, 2008 to September 30, 2009, and increased by 4.99% from December 31, 2008. Investments increased by 37.90% from September 30, 2008 to September 30, 2009, and increased by 33.53% from December 31, 2008. The Company purchased $49.585 million in government agency securities and $83.780 million in mortgage-backed and related securities during the first nine months of 2009. Liquidity from mortgage-backed securities’ sales, deposit growth, a reduction in the loan portfolio and funds received through the U. S. Treasury CPP program was used to fund the purchases. Approximately $10.187 million of mortgage-backed securities were sold during the third quarter for a gain of $449 thousand to take advantage of the improved pricing in the mortgage-backed markets. Liquidity provided by deposit growth, maturities of government-sponsored agencies and sales of small mortgage-backed securities during the first nine months of 2008 were also used to purchase mortgage-backed securities and municipal bonds, as the loan portfolio did not require any additional funding. Real estate-related loans decreased during the first nine months of 2009 as the Company sought to remove problem real estate loans and diversify into other areas. Consumer loans have grown steadily over the course of 2009. The Company began the process of diversifying the product mix of the loan portfolio during the first quarter by de-emphasizing commercial and residential construction loans. A renewed emphasis has being made on consumer and small business commercial loans. Loans held to maturity decreased by 8.88% from September 30, 2008 to September 30, 2009, and decreased by 6.59% from December 31, 2008. Management expects that the loan portfolio’s decline in size over the next year will depend on the volume of real estate-related and other problem loans that are moved out of the portfolio as well as the strength of the economy as it relates to consumer and commercial loans. Loans as a percent of total assets were 65.56% at September 30, 2009, 73.68% at December 31, 2008, and 73.49% at September 30, 2008.

FIRST M & F CORPORATION

The following table shows loans held for investment by type as of September 30, 2009, December 31, 2008, and September 30, 2008:

(Dollars in thousands)	September 30, 2009	December 31, 2008	September 30, 2008
Commercial real estate	$677,777	$745,700	$759,279
Residential real estate	197,760	209,696	208,718
Home equity lines	44,250	45,791	46,201
Commercial, financial and agricultural	124,836	127,704	145,743
Consumer	44,318	37,908	38,001
Other loans	10,167	9,796	8,271
Total	$1,099,108	$1,176,595	$1,206,213

Mortgages held for sale	$2,255	$3,803	$2,783
Student loans held for sale	4,471	3,895	2,683

Deposits increased by 8.42% from September 30, 2008 to September 30, 2009, and increased by 7.57% from December 31, 2008. The following table shows the breakdown by deposit category of core deposits and public funds deposits growth from December 31, 2008 to September 30, 2009:

	Core Customers		Public Funds		Total Deposits
(Dollars in thousands)	Increase (Decrease)		Increase (Decrease)		Increase (Decrease)
	Amt.	Pct.	Amt.	Pct.	Amt.	Pct.
Noninterest-bearing	$5,350	3.12%	$12,960	186.07%	$18,310	10.25%
NOW	24,020	14.19	52,949	110.27	76,969	35.42
MMDA	(25,534)	(16.06)	(972)	(4.15)	(26,506)	(14.53)
Savings	(1,733)	(1.52)	(178)	(37.95)	(1,911)	(1.67)
Customer CDs	47,921	10.51	(16,267)	(17.44)	31,654	5.76
Brokered CDs	(4,072)	(23.91)	986	40.00	(3,086)	(15.83)
Total	$45,952	4.23%	$49,478	28.34%	$95,430	7.57%

Interest-bearing checking and certificate of deposit core customer deposits were up during the first nine months of 2009. Core customer deposits grew by $45.952 million during the first nine months of 2009 and by $8.317 million during the third quarter of 2009. Public funds, which are deposits of municipalities, grew by $49.478 million during the first nine months of 2009 and by $38.953 million during the third quarter of 2009. The core customer growth for the third quarter of 2009 occurred primarily in noninterest-bearing deposits and certificates of deposit. The public funds growth for the third quarter of 2009 occurred primarily in NOW deposits and certificates of deposit. The interest-bearing Summit Checking account continued to be the sales leader for deposit products into 2009. The Summit Checking account was introduced during the fourth quarter of 2007. This account is designed to pay a premium deposit rate if the customer meets certain criteria related to electronic banking and debit card transaction activity. Summit accounts, which are classified as NOW accounts, increased by $15.467 million during the first quarter of 2009, increased by $4.746 million during the second quarter and decreased by $577 thousand during the third quarter. Certificates of deposit held by municipalities decreased during the first nine months of 2009 as the Company became less aggressive in its rate-bidding process for these types of deposits. However, the Company has seen some disintermediation during 2009 as customer funds have flowed into certificates of deposit and out of money-market deposit accounts. Customer and employee incentives were used during 2008 to promote checking and interest-bearing transaction accounts over more price-sensitive certificates of deposit. The Company’s long-term strategy is to build the core customer deposit base and rely less on borrowed funds as a primary source of liquidity. A source of deposits available to the Company is the brokered CD market which is used when funding is needed within a short period of time. Additionally, when borrowed funds are less costly than time deposits or brokered deposits, the Company will still look to those sources to help maintain the spread between the yield on earning assets and the cost of funds.

FIRST M & F CORPORATION

The following table shows the deposit mix as of September 30, 2009, December 31, 2008, and September 30, 2008:

(Dollars in thousands)	September 30, 2009	December 31, 2008	September 30, 2008
Noninterest-bearing demand	$196,999	$178,689	$178,980
NOW deposits	294,303	217,334	219,612
Money market deposits	155,858	182,364	176,199
Savings deposits	112,370	114,281	115,041
Certificates of deposit	580,878	549,224	544,605
Brokered certificates of deposit	16,409	19,495	17,026
Total	$1,356,817	$1,261,387	$1,251,463

The following table shows the mix of public funds deposits as of September 30, 2009, December 31, 2008, and September 30, 2008:

(Dollars in thousands)	September 30, 2009	December 31, 2008	September 30, 2008
Noninterest-bearing demand	$19,925	$6,965	$8,041
NOW deposits	100,968	48,019	54,948
Money market deposits	22,439	23,411	27,965
Savings deposits	291	469	394
Certificates of deposit	76,998	93,265	88,064
Brokered certificates of deposit	3,451	2,465	2,624
Total	$224,072	$174,594	$182,036

Other borrowings decreased by $63.796 million from September 30, 2008 to September 30, 2009 and by $17.796 million from December 31, 2008. The decreases in borrowings were primarily funded through liquidity provided by deposit growth and loan portfolio paydowns. Amounts of borrowings maturing within one year increased from 33.18% of other borrowings at December 31, 2008 to 63.94% at September 30, 2009. Management intends to allow borrowings to decrease as they mature while deposits are used as a primary source of funding. In February 2006 the Company formed First M&F Statutory Trust I for the purpose of issuing corporation-obligated mandatory redeemable capital securities to third-party investors and investing the proceeds from the sale of the capital securities in floating rate junior debentures of the Company. The $30 million in proceeds were used to fund the acquisition on February 17, 2006 of Columbiana Bancshares, Inc.  The 30-year junior subordinated debentures pay interest quarterly at a rate of 6.44% fixed for five years, converting then to floating at a rate equal to three month LIBOR plus 133 basis points. These junior subordinated debentures, net of the Company’s investment in the variable interest entity, qualify with certain limitations as Tier 1 capital for regulatory purposes.

FIRST M & F CORPORATION

Equity

The Company’s and Bank’s regulatory capital ratios at September 30, 2009, as disclosed in Note 11 to the financial statements, “Regulatory Matters,” are in excess of the minimum requirements and qualify the institution as “well capitalized” under the risk-based capital regulations.

The Company repurchased 7,500 shares during the first nine months of 2008 at an average price of $15.55 per share. The Company did not repurchase any shares during the first nine months of 2009. The Company did not issue any shares upon the exercise of stock options during the first nine months of 2008 or 2009. As disclosed in Note 7 to the financial statements, “Preferred Stock, Common Stock Warrant and Dividend” the Company issued 30,000 shares of Class B, Series A Preferred Stock and a warrant for 513,113 shares of common stock with an exercise price of $8.77 on February 27, 2009 to the U. S. Treasury under the provisions of the TARP Capital Purchase Program for total proceeds of $30.000 million. Approximately $28.637 million of the proceeds were allocated to the preferred stock with the remaining $1.363 million being allocated to additional paid-in capital for the common stock warrant. The preferred stock is treated as Tier 1 capital for risk-based capital measurement purposes. The Company was approved for up to $40.000 million in the Capital Purchase Program during the fourth quarter of 2008. Management decided to request $30.000 million of the approved amount for several reasons: (1) the economy had experienced significant deterioration since the beginning of 2008, (2) there was much uncertainty regarding the timing and extent of the next economic recovery and (3) the economic uncertainty called for prudence when projecting the path of real estate values for illiquid and depressed markets. Management believes that the Capital Purchase Program proceeds have served and will continue to serve as an excellent source of insurance against the effects of further economic deterioration on the Company’s capital and will also serve as a source of liquidity when prudent lending opportunities arise.

The Company’s shares, listed as FMFC on the NASDAQ Global Select Market, trade at the rate of approximately 5,000 shares per day. The stock price was listed at $2.75 on September 30, 2009.

FIRST M & F CORPORATION

Interest Rate Risk and Liquidity Management

Responsibility for managing the Company’s program for controlling and monitoring interest rate risk and liquidity risk and for maintaining income stability, given the Company’s exposure to changes in interest rates, is vested in the asset/liability committee. Appropriate policy and guidelines, approved by the board of directors, govern these actions. Monitoring is primarily accomplished through monthly reviews and analysis of asset and liability repricing opportunities, market conditions and expectations for the economy. Cash flow analyses are also used to project short-term interest rate risks and liquidity risks. Management believes, at September 30, 2009, there is adequate flexibility to alter the current rate and maturity structures as necessary to minimize the exposure to changes in interest rates, should they occur. The Company is currently in a negative gap position for assets and liabilities repricing within the next year. This generally means that for assets and liabilities maturing and repricing within the next 12 months, the Company is positioned for more liabilities to reprice than the amount of assets repricing.

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

The adequacy of the allowance for loan losses is evaluated quarterly with provision accruals approved by the Board. Allowance adequacy is dependent on loan classifications by external examiners and by internal and external loan review personnel, past due loans, collateral reviews, loan growth and loss history. As part of this evaluation, individual loans are reviewed for impairment. Loans with high risk grades, generally implying a substandard classification, are selected for individual impairment tests. Loan grades are a significant indicator in determining which loans to individually test for impairment because the loan grading process incorporates past due status, payment history, customer financial condition and collateral value in assigning individual grades to loans. Nonaccrual loans are also generally selected for individual impairment tests. An impairment exists if management estimates that it is probable that the Company will be unable to collect all contractual payments due. For collateral-dependent loans, those for which the repayment is expected to be provided solely by the underlying collateral, impairment is based on the value of the related collateral. Otherwise, impairment is based on the estimated present value of expected cash flows discounted at the effective interest rate of the loan. The material estimates necessary in this process make it inherently subjective and make the estimates subject to significant changes and may add volatility to earnings as provisions are adjusted. Loans not individually tested for impairment are grouped into risk-rated pools and evaluated based on historical loss experience. Additionally management considers specific external credit risk factors (“environmental factors”) that may not be reflected in historical loss rates such as: (1) a potential for a slow-down in the real estate market and its effect on real estate concentrations; (2) competitive trends in loan to value exception rates; (3) general economic conditions; (4) higher fuel costs; and (5) reviews of underwriting standards in our various markets. These and other environmental factors are reviewed on a quarterly basis.

FIRST M & F CORPORATION

The Company has experienced stress in the construction and land development portfolio as well as in its commercial real estate-secured portfolio. The Company experienced a large increase in the amount of past due and non-accrual real estate-secured construction and commercial loans during 2008. This trend has continued into 2009. Management has addressed the problem of liquidating nonperforming loans by creating a special problem asset group within the organization, separate from the ongoing credit operations and lending activities of the Company. Problem loans, including large nonaccrual loans, have been assigned to this group of specialists with the intent of liquidating the loans or their collateral in an orderly fashion. Over the course of 2009 many real estate-secured loans have been worked out or foreclosed on and properties disposed of. This group will continue to work out problem loans and market foreclosed other real estate for the foreseeable future.

Of the $69.019 million in nonaccrual loans at September 30, approximately 77.40% were in construction and development and commercial real estate loans. These nonaccrual balances consisted of several large loans rather than a great many small loans.

The following table summarizes the changes in nonaccrual construction and land development loans of $500 thousand or more from December 31, 2008 through September 30, 2009.

(Dollars in thousands)
	Number of Loans	Amount
Balance at 12/31/08	6	$11,280
Foreclosures	(2)	(3,151)
Additions	8	20,985
Balance at 03/31/09	12	29,114
Foreclosures	(5)	(11,630)
Additions	14	22,962
Write downs to allowance for loan losses		(3,514)
Balance at 06/30/09	21	36,932
Foreclosures	(5)	(9,057)
Additions	5	9,571
Net payment activity	(1)	(1,134)
Write downs to allowance for loan losses		(262)
Balance at 09/30/09	20	$36,050

The following table summarizes the changes in nonaccrual commercial real estate loans of $500 thousand or more from December 31, 2008 through September 30, 2009.

(Dollars in thousands)
	Number of Loans	Amount
Balance at 12/31/08	2	$1,605
Foreclosures	(1)	(938)
Additions	2	10,321
Balance at 03/31/09	3	10,988
Additions	4	6,938
Net payment activity	(1)	(545)
Write downs to allowance for loan losses		(67)
Balance at 06/30/09	6	17,314
Additions	4	5,371
Placed back into accrual status	(3)	(15,074)
Net payment activity		(16)
Balance at 09/30/09	7	$7,595

FIRST M & F CORPORATION

The following tables list construction and commercial real estate loans, along with their impairment allowances, that were in non-accrual status and had significant balances at September 30, 2009.

	Ten Largest Construction and Land Development Loans*
	December 31, 2008		June 30, 2009		September 30, 2009
(Dollars in thousands)	Non-accrual	Impairment	Non-accrual	Impairment	Non-accrual	Impairment
Note, Collateral Location	Balance	Allowance	Balance	Allowance	Balance	Allowance
1. Niceville, FL	$-	$-	$-	$-	$4,080	$380
2. Perdido Key, FL	3,578	-	3,578	528	3,578	528
3. Niceville, FL	-	-	-	-	3,055	205
4. Santa Rosa Beach, FL	-	680	2,750	-	2,750	-
5. Oxford, MS	-	300	2,500	-	2,500	540
6. Auburn, AL	2,421	620	2,420	1,020	2,420	1,020
7. Madison, MS	-	-	2,378	-	2,378	608
8. Bartlett, TN	-	1,337	2,357	1,577	2,307	1,222
9. Desoto County, MS	-	1,299	2,144	1,299	2,144	1,299
10. Madison, MS	-	-	1,902	142	1,902	142
Totals	$5,999	$4,236	$20,029	$4,566	$27,114	$5,944

	Four Largest Commercial Real Estate Loans*
	December 31, 2008		June 30, 2009		September 30, 2009
(Dollars in thousands)	Non-accrual	Impairment	Non-accrual	Impairment	Non-accrual	Impairment
Note, Collateral Location	Balance	Allowance	Balance	Allowance	Balance	Allowance
11. Niceville, FL	$-	$-	$-	$-	$1,894	$-
12. Memphis, TN	-	-	-	-	1,678	-
13. Memphis, TN	-	-	-	128	943	143
14. Memphis, TN	-	-	924	151	924	149
Totals	$-	$-	$924	$279	$5,439	$292

* Periods that show an allowance for a line item but no non-accrual balance indicate that the loan was in an accruing status at that point.

FIRST M & F CORPORATION

The following table summarizes information relevant to the impairment determinations for the ten largest construction and development loans and the four largest commercial real estate loans that were in non-accrual status at September 30, 2009.

			Non-accrual	Impairment	Information
(Dollars in thousands)	Type of	Type of	Balance	Allowance	Supporting
Note, Collateral Location	Borrower	Collateral	09/30/09	09/30/09	Allowance
1. Niceville, FL	Commercial Developer	Commercial	$4,080	$330	Appraisal dated 08/14/09

2. Perdido Key, FL	Commercial Developer	Commercial Land	3,578	528	Appraisal dated 02/11/09

3. Niceville, FL	Commercial Developer	Commercial Land	3,055	-	Appraisal dated 02/17/09

4. Santa Rosa Beach, FL	Residential Developer	Subdivision	2,750	-	Appraisal dated 07/21/08

5. Oxford, MS	Residential Developer	Condominium	2,500	540	Appraisal dated 06/01/09

6. Auburn, AL	Commercial Developer	Commercial	2,420	1,020	Appraisal dated 10/03/08

7. Madison, MS	Residential Developer	Vacant Land	2,378	-	Appraisal dated 09/21/09

8. Bartlett, TN	Residential Developer	Subdivision	2,307	1,577	Appraisal dated 03/04/09

9. Desoto County, MS	Residential Developer	Subdivision	2,144	1,299	Appraisal dated 09/17/08

10. Madison, MS	Residential Developer	Subdivision	1,902	142	Appraisal dated 12/17/08

11. Niceville, FL	Commercial	Commercial	1,894	-	Appraisal dated 10/28/08

12. Memphis, TN	Commercial	Retail Store	1,678	-	Appraisal dated 03/03/09

13. Memphis, TN	Commercial	Commercial	943	128	Appraisal dated 03/02/09

14. Memphis, TN	Commercial	Commercial	924	151	Appraisal dated 03/02/09

Through 2007 and into 2008 the majority of loans that were individually reviewed for impairment were in accrual status but had risk ratings that indicated potential or actual impairment. Toward the end of 2008 and into the first quarter of 2009 many of these loans required an impairment allowance and also were placed into non-accrual status. The additions to the impairment allowance and the non-accrual loan balances in 2009 occurred primarily in construction and land development loans.

The following table shows a distribution of the totals for construction loans evaluated for impairment and the impairment allowances allocated to those loans at December 31, 2008 and September 30, 2009.

	December 31, 2008		September 30, 2009
(Dollars in thousands)	Loan	Impairment	Loan	Impairment
	Balance	Allowance	Balance	Allowance
Non-accrual loans	$13,724	$1,483	$44,447	$7,078
Accruing loans with an allowance	38,302	9,956	21,176	6,593
Accruing loans without an allowance	16,320	-	11,727	-
Total	$68,346	$11,439	$77,350	$13,671

The following table shows a distribution of the totals for commercial real estate loans evaluated for impairment and the impairment allowances allocated to those loans at December 31, 2008 and September 30, 2009.

	December 31, 2008		September 30, 2009
(Dollars in thousands)	Loan	Impairment	Loan	Impairment
	Balance	Allowance	Balance	Allowance
Non-accrual loans	$2,575	$255	$8,976	$364
Accruing loans with an allowance	10,009	505	12,562	1,878
Accruing loans without an allowance	2,106	-	23,810	-
Total	$14,690	$760	$45,348	$2,242

FIRST M & F CORPORATION

The following table shows the trend in credit quality related to the largest segments of the real estate loan portfolio.

		Past Due	Past Due
		30 – 89	90 Days
		Days	Or More		Year-To-
(Dollars in thousands)	Outstanding	And Still	And Still		Date Net
	Balances	Accruing	Accruing	Nonaccrual	Charge-Offs
Construction and development loans:
09/30/09	$187,559	$6,124	$4,750	$44,447	$20,395
06/30/09	208,956	18,060	1,750	44,393	18,378
12/31/08	255,655	13,216	3,227	13,724	3,999
09/30/08	285,152	11,973	-	15,209	525

Loans secured by 1-4 family properties:
09/30/09	$244,265	$3,930	$263	$5,555	$2,408
06/30/09	249,895	4,106	72	6,227	1,684
12/31/08	255,487	5,819	667	2,725	1,901
09/30/08	257,701	3,555	80	2,282	1,133

Commercial real estate-secured loans:
09/30/09	$410,093	$10,110	$317	$8,976	$220
06/30/09	390,813	11,068	379	18,409	190
12/31/08	406,886	3,149	553	2,575	883
09/30/08	382,843	2,454	342	2,913	451

The following table shows overall statistics for non-performing loans and other assets of the Company:

(Dollars in thousands)	September 30	December 31	September 30
	2009	2008	2008
Nonaccrual loans	$69,019	$20,564	$22,095
Other real estate	28,114	11,061	7,191
Investment securities	610	-	-

Total non-performing assets	$97,743	$31,625	$29,286

Past due 90 days or more and still
accruing interest	$6,351	$5,686	$634
Restructured loans (accruing)	3,664	3,664	-

Ratios:
Nonaccrual loans to loans	6.24%	1.74%	1.82%
Past due 90 day loans to loans	.57%	.48%	.05%
Non-performing credit assets to loans and other real estate	8.57%	2.65%	2.40%
Non-performing assets to assets	5.83%	1.98%	1.78%

The Company has not been negatively affected to date by the deterioration of credit quality in the sub-prime mortgage sector. Substantially all of originated mortgages are sold to mortgage investors and must meet potential investors’ underwriting guidelines. Mortgages retained by the Company must meet the Company’s underwriting guidelines. The Company does not offer a subprime product.  Accordingly, the Company has virtually no direct sub-prime exposure. Loans with features that increase credit risk, such as high loan to value ratios, must meet minimum credit score, income and employment guidelines in order to mitigate the increased risk.

In an effort to address and change the risk profile of the Company’s balance sheet, management has decided to de-emphasize residential and commercial construction loans and re-emphasize consumer and small business loans.

FIRST M & F CORPORATION

Off-Balance Sheet Arrangements

The Company’s primary off-balance sheet arrangements are in the form of loan commitments and operating lease commitments. At September 30, 2009, the Company had $149.696 million in unused loan commitments outstanding. Of these commitments, $103.505 million mature in one year or less. Lines of credit are established using the credit policy of the Company concerning the lending of money.

Letters of credit are used to facilitate the borrowers’ business and are usually related to the acquisition of inventory or of assets to be used in the customers’ business. Letters of credit are generally secured and are underwritten using the same standards as traditional commercial loans. Most standby letters of credit expire without being presented for payment. However, the presentment of a standby letter of credit would create a loan receivable from the Bank’s loan customer. The Bank’s asset-based lending subsidiary uses commercial letters of credit to facilitate the purchase of inventory items by its customers. There were no commercial letters of credit outstanding at the end of the second quarter. At September 30, 2009, the Company had $6.551 million in financial standby letters of credit issued and outstanding.

At September 30, 2009, there were $100 thousand in standby letters of credit issued on the Company’s behalf by a Federal Home Loan Bank (FHLB). At December 31, 2008 there were $31.009 million of standby letters of credit issued on the Company’s behalf by a Federal Home Loan Bank. The Company typically uses these letters of credit as additional collateral on public funds deposits and is obligated to the Federal Home Loan Bank if the letters of credit must be drawn upon.

Liabilities of $37 thousand at September 30, 2009 and $162 thousand at September 30, 2008 are recognized in Other Liabilities related to the obligation to stand ready to perform related to standby letters of credit.

The Company makes commitments to originate mortgage loans that will be held for sale. The total commitments to originate mortgages to be held for sale were $5.130 million at September 30, 2009. These commitments are accounted for as derivatives and are marked to fair value with changes in fair value recorded in mortgage banking income. At September 30, 2009, mortgage origination-related derivatives with positive fair values of $8 thousand were included in other assets and derivatives with negative fair values of $6 thousand were included in other liabilities.

The Company also engages in forward sales contracts with mortgage investors to purchase mortgages held for sale. Those forward sale agreements that have a determined price and expiration date are accounted for as derivatives and marked to fair value through mortgage banking income. At September 30, 2009, the Company had $3.146 million in locked forward sales agreements in place. At September 30, 2009, forward sale-related derivatives with positive fair values of $2 thousand were included in other assets and derivatives with negative fair values of $5 thousand were included in other liabilities.

Mortgages that are sold generally have recourse until the first payment is made. There were $5.041 million of sold mortgages that were still in the recourse period as of September 30, 2009. The Company may also be required to repurchase mortgages that do not conform to FNMA or FHA underwriting standards or that contain critical documentation errors or fraud. The Company has not sustained any recourse-related losses in its mortgage program and the repurchase of mortgages has been an extremely rare event.

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

Fair Value

Certain of the Company’s assets and liabilities are financial instruments carried at fair value. This includes securities available for sale and mortgage-related derivatives. Most of the assets and liabilities carried at fair value are based on either quoted market prices, market prices for similar instruments or market data for the instruments being valued. At September 30, 2009, less than 1% of assets measured at fair value were based on significant unobservable inputs.

The fair values of available-for-sale securities are generally based upon quoted market prices or observable market data related to those securities. These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information. When market observable data is not available, which generally occurs due to the lack of liquidity for certain instruments, the valuation of the security is subjective and may involve substantial judgment. This is the case for certain trust-preferred-backed collateralized debt obligations that are held in the investment portfolio.

The Company reviews the investment securities portfolio to identify and evaluate securities that have unrealized losses for other-than-temporary impairment. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. The primary factors that the Company considers in determining whether an impairment is other-than-temporary are the financial condition and projected performance of the issuer, the length of time and extent to which the security has had an unrealized loss, and the Company’s intent to sell and assessment of the likelihood that the Company would be required to sell the security before it could recover its cost. For beneficial interests such as collateralized debt obligations the Company uses the prescribed expected cash flow analysis as well as its intent related to the disposition of its investment to determine whether an other-than-temporary impairment exists.

FIRST M & F CORPORATION

The Company enters into interest rate lock agreements with customers during the mortgage origination process. These interest rate lock agreements are considered written options and are accounted for as derivatives. The Company also enters into forward sale agreements with investors who purchase originated mortgages. These forward sale agreements are also considered derivatives. Derivatives are accounted for at fair value with changes flowing through current earnings. The Company values interest rate lock agreements using the current 30-year and 15-year mortgage rates as a discount rate and adjusts cash flows based on dealer quoted pricing adjustments for certain credit characteristics of the commitments. The Company values forward sale agreements based on an average of investor quotes for mortgage commitments with similar characteristics.

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

FIRST M & F CORPORATION

Accounting Pronouncements

Accounting Standards Codification. The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles (GAAP) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the away companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. Adoption of the change to the codification did not have a material impact on the Company’s financial statements.

FASB ASC Topic 260, “Earnings Per Share.” On January 1, 2009, the Company adopted new authoritative accounting guidance under FASB ASC Topic 260, “Earnings Per Share,” which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company restated prior period earnings per share through the retrospective application of this guidance. The adoption of this new guidance did not have a material impact on the Company’s financial statements.

FASB ASC Topic 320, “Investments - Debt and Equity Securities.” New authoritative accounting guidance under ASC Topic 320, “Investments - Debt and Equity Securities,” (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company adopted the provisions of the new authoritative accounting guidance under ASC Topic 320 during the second quarter of 2009. Adoption of the new guidance did not significantly impact the Company’s financial statements.

FASB ASC Topic 715, “Compensation - Retirement Benefits.” New authoritative accounting guidance under ASC Topic 715, “Compensation - Retirement Benefits,” provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post-retirement benefit plans. Under ASC Topic 715, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The disclosures required by ASC Topic 715 will be included in the Company’s financial statements beginning with the financial statements for the year-ended December 31, 2009.

FASB ASC Topic 805, “Business Combinations.” On January 1, 2009, new authoritative accounting guidance under ASC Topic 805, “Business Combinations,” became applicable to the Company’s accounting for business combinations closing on or after January 1, 2009. ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC Topic 805 requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, “Contingencies.” Under ASC Topic 805, the requirements of ASC Topic 420, “Exit or Disposal Cost Obligations,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450, “Contingencies.”

FIRST M & F CORPORATION

FASB ASC Topic 810, “Consolidation.” New authoritative accounting guidance under ASC Topic 810, “Consolidation,” amended prior guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Under ASC Topic 810, a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, ASC Topic 810 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The new authoritative accounting guidance under ASC Topic 810 became effective for the Company on January 1, 2009 and did not have a significant impact on the Company’s financial statements.

Further new authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

FASB ASC Topic 815, “Derivatives and Hedging.” New authoritative accounting guidance under ASC Topic 815, “Derivatives and Hedging,” amends prior guidance to amend and expand the disclosure requirements for derivatives and hedging activities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under ASC Topic 815, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, the new authoritative accounting guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The new authoritative accounting guidance under ASC Topic 815 became effective for the Company on January 1, 2009 and the required disclosures are reported in Note 3 – Investment Securities and Derivatives.

FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” New authoritative accounting guidance under ASC Topic 820,”Fair Value Measurements and Disclosures,” affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. The Company adopted the new authoritative accounting guidance under ASC Topic 820 during the second quarter of 2009. Adoption of the new guidance did not significantly impact the Company’s financial statements.

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC Topic 820 will be effective for the Company’s financial statements beginning October 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.

FASB ASC Topic 825 “Financial Instruments.” New authoritative accounting guidance under ASC Topic 825,”Financial Instruments,” requires an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods. The new interim disclosures required under Topic 825 are included in Note 2 - Fair Value.

FIRST M & F CORPORATION

FASB ASC Topic 855, “Subsequent Events.” New authoritative accounting guidance under ASC Topic 855, “Subsequent Events,” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 became effective for the Company’s financial statements for periods ending after June 15, 2009 and did not have a significant impact on the Company’s financial statements.

FASB ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

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

Interest rate shock analysis shows that the Company will experience a 0.20% increase over 12 months in its net interest income with a gradual (12 month ramp) and sustained 100 basis point decrease in interest rates. A gradual and sustained increase in interest rates of 200 basis points will result in a 1.75% increase in net interest income; therefore the Company’s repricing gap suggests a potential earnings benefit should rates decrease.

An analysis of the change in market value of equity shows how an interest rate shock will affect the difference between the market value of assets and the market value of liabilities. With all financial instruments being stated at market value, the market value of equity will increase by 0.90% with an immediate and sustained increase in interest rates of 200 basis points. The market value of equity will decrease by 5.60% with an immediate and sustained decrease in interest rates of 100 basis points.

The Company had no hedging instruments in place at September 30, 2009.

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

As of September 30, 2009, (the "Evaluation Date"), the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as defined in the Exchange Act Rules.  Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are sufficiently effective to ensure that material information relating to the Company and required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. During the last quarter ended September 30, 2009 there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

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

Date : November 9, 2009

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