Form 10-K/A
period 2008-12-31
FIRST M&F CORP/MS
filed 2009-11-23
CIK 320387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(AMENDMENT NO. 1)

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

FIRST M&F CORPORATION AND SUBSIDIARY

CROSS REFERENCE INDEX

		Page

	Signatures	3

PART IV

Item 15	Exhibits

EXPLANATORY NOTE

This Amendment to our Form 10-K for the fiscal year ended December 31, 2008 amends the signature page to the Form 10-K to include the signature of our principal accounting officer, Robert C. Thompson, III, Vice President – Accounting Policy and Financial Reporting. Except as described above, the remainder of the Form 10-K is unchanged and does not reflect events occurring after the original filing of the Form 10-K with the Securities and Exchange Commission on March 11, 2009.

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
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Robert C. Thompson, III
DATE: November 23, 2009	Robert C. Thompson, III,
Vice President – Accounting Policy & Financial Reporting
(Principal Accounting Officer)

/s/ Hugh S. Potts, Jr.
DATE: March 11, 2009	Hugh S. Potts, Jr., Director

/s/ Scott M. Wiggers
DATE: March 11, 2009	Scott M. Wiggers, Director

/s/ Hollis C. Cheek
DATE: March 11, 2009	Hollis C. Cheek, Director

/s/ Jon A. Crocker
DATE: March 11, 2009	Jon A. Crocker, Director

/s/ Toxey Hall, III
DATE: March 11, 2009	Toxey Hall, III, Director

/s/ J. Marlin Ivey
DATE: March 11, 2009	J. Marlin Ivey, Director

/s/ John Clark Love, III
DATE: March 11, 2009	John Clark Love, III, Director

/s/ Susan P. McCaffery
DATE: March 11, 2009	Susan P. McCaffery, Director

/s/ Michael L. Nelson
DATE: March 11, 2009	Michael L. Nelson, Director

/s/ Otho E. Pettit, Jr.
DATE: March 11, 2009	Otho E. Pettit, Jr., Director

/s/ Samuel B. Potts
DATE: March 11, 2009	Samuel B. Potts, Director

/s/ Charles W. Ritter, Jr.
DATE: March 11, 2009	Charles W. Ritter, Jr., Director

/s/ L. F. Sams, Jr.
DATE: March 11, 2009	L. F. Sams, Jr., Director

FIRST M&F CORPORATION AND SUBSIDIARY

Signatures: (Continued)

/s/ Michael W. Sanders
DATE: March 11, 2009	Michael W. Sanders, Director

/s/ Larry Terrell
DATE: March 11, 2009	Larry Terrell, Director

/s/ James I. Tims
DATE: March 11, 2009	James I. Tims, Director

EXHIBIT INDEX

31	Rule 13a-14(a) Certification of Hugh S. Potts, Jr., Chief Executive Officer and Rule 13a-14(a) Certification of John G. Copeland, Chief Financial Officer

32	Section 1350 Certification of Hugh S. Potts, Jr., Chief Executive Officer and Section 1350 Certification of John G. Copeland, Chief Financial Officer

FIRST M&F CORPORATION AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST M & F CORPORATION

Date : November 23, 2009

BY:	/s/ John G. Copeland
John G. Copeland
EVP & Chief Financial Officer