Form 10-K
period 2009-12-31
FIRST M&F CORP/MS
filed 2010-03-17
CIK 320387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number 000-09424

FIRST M&F CORPORATION
(Exact name of registrant as specified in its charter)

MISSISSIPPI	64-0636653
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

134 West Washington Street, Kosciusko, Mississippi	39090
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  662-289-5121

Securities registered under Section 12(b) of the Act:

Common Stock, $5 par value	The NASDAQ Stock Market LLC
(Title of each class)	(Name of each exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes    ☒ No

Based on the closing sale price for shares on June 30, 2009, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $27,721,897.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common stock, $5 par value	9,069,346 Shares
Title of Class	Shares Outstanding at January 31, 2010

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement dated March 17, 2010, are incorporated by reference into Part III of the Form 10-K report.

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

The Bank was chartered and organized under the laws of the State of Mississippi in 1890, and accounts for substantially all of the total assets and revenues of the Company.  The Bank is the seventh largest bank in the state, having total assets of approximately $1.661 billion at December 31, 2009. The Bank offers a complete range of commercial and consumer services at its main office and two branches in Kosciusko and its branches within central and north Mississippi, including Ackerman, Brandon, Bruce, Canton, Cleveland, Clinton, Durant, Flowood, Grenada, Jackson, Madison, Olive Branch, Oxford, Pearl, Philadelphia, Ridgeland, Southaven, Starkville, and Tupelo. The Bank also has banking locations in southwest Tennessee in Bells, Cordova, Germantown and Memphis. The Bank also has banking locations in central Alabama in Birmingham, Chelsea, Columbiana, Inverness, Pelham and Wilsonville. The Bank also has a banking location in Niceville, Florida.

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

As of December 31, 2009, the Company and its subsidiary employed 512 full-time equivalent employees.

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

FIRST M&F CORPORATION AND SUBSIDIARY

Overview

In the opinion of First M&F Corporation’s management, the Company’s highlights during 2009 were as follows:

Facilities

•	In February 2009 closed a full service branch in Collierville, Tennessee
•	In October 2009 closed a full service branch in Southaven, Mississippi
•	In October 2009 closed a limited service branch in Philadelphia, Mississippi
•	In October 2009 closed a full service branch in Starkville, Mississippi
•	In December 2009 closed a full service branch in Crestview, Florida

Earnings

•	Return on assets for 2009 was (3.63)% while the return on equity was (42.97)%. Return on assets for 2008 was .03% while the return on equity was .37%
•	Debit card revenues grew by 13.47%, composing 22.94% of deposit revenues
•	Mortgage banking revenues increased by 51.66% in 2009 after decreasing by 19.38% in 2008
•	Mortgage originations were $97.7 million in 2009 as compared to $62.4 million in 2008
•	Property, casualty, life and health insurance commissions decreased from $3.95 million to $3.81 million

Credit

•	Loans held for investment decreased by 10.05% in 2009 due to the general economic slowdown as loan demand decreased and problem loans increased
•	Net charge offs, as a percentage of average loans, were 4.50% for 2009 compared to .75% for 2008
•	Nonaccrual loans as a percentage of loans increased to 4.17% at the end of 2009 from 1.74% at the end of 2008
•	90 day past due accruing loans as a percentage of loans decreased to .23% at the end of 2009 from .48% at the end of 2008
•	Foreclosed real estate balances were $23.578 million at the end of 2009 as compared to $11.061 million at the end of 2008
•
Expenses related to foreclosed properties were $1.505 million in 2009 while losses incurred on foreclosed properties through sales and write-downs were $5.778 million as compared to expenses of $537 thousand and losses of $1.376 million in 2008

Other

•	Assets grew by 4.14% during 2009 funded primarily by deposit growth
•	Deposits grew by $126.876 million in 2009, with most of the growth occurring in noninterest-bearing and interest-bearing checking accounts
•	The Company remained well capitalized with a total risk-based capital ratio of 11.09% at the end of 2009 and 11.21% at the end of 2008
•	The Company received $30.000 million in February 2009 from the U. S. Treasury for preferred stock and a stock warrant as a participant in the U. S. Treasury’s TARP Capital Purchase Program

In the opinion of Management, the challenges and opportunities facing the Company going forward from December 31, 2009, are as follows:

•	Continue to strengthen credit monitoring systems to provide proactive credit solutions
•	Continue to work on sales of real estate owned as well as to work with customers to dispose of real estate collateral and manage the level of nonperforming loans downward
•	Build the capital strength and funding flexibility of the organization
•	Continue to build core deposits around strong products like Summit Checking that provide a base upon which a portfolio of financial services can be provided
•	Continue to diversify the loan portfolio into consumer and commercial loans that are not real estate dependent
•	Continue to increase the volumes and improve the products and services delivered through the insurance agencies and focus on branch referrals to enhance agency business
•	Continue to build the retail investment brokerage business
•	Use cost-saving initiatives to reduce expenses in current operations
•	Promote low-cost delivery channels such as debit cards and electronic banking that are convenient to customers
•	Continue developing customer-friendly technologies such as deposit image capture for commercial customers, emailing of statements, enhanced internet banking capabilities and mobile banking
•	Encourage customer use of more efficient technologies over labor-intensive processes by tying rates and benefits of deposit products to the use of internet and technology-based applications

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

The minimum guideline for the total capital to risk-weighted assets, including certain off-balance sheet items such as standby letters of credit ("total capital ratio") is 8.0%.  At least half of total capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 capital"). The remainder may consist of subordinated debt, other preferred stock, a limited amount of loan loss reserves, and unrealized gains on equity securities subject to limitations ("Tier 2 capital").  At December 31, 2009, the Company and the Bank were in compliance with the total capital ratio and the Tier 1 capital ratio requirements. Note 20 - Regulatory Matters of the Notes to Consolidated Financial Statements presents the Company's and the Bank's capital ratios.

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

The FDIC instituted the Transaction Account Guarantee Program in 2009 to allow financial institutions the option to insure primarily noninterest-bearing accounts for balances in excess of the standard $250 thousand limit. The annual cost of the additional insurance is $.10 per $100 of the additional deposit balances insured. In an effort to replenish the deposit insurance fund the FDIC instituted a special assessment of $.05 per $100 of total assets less Tier 1 capital as of June 30, 2009 and payable on September 30, 2009. The Company paid $745 thousand related to this assessment. In a second replenishment action during the fourth quarter of 2009 the FDIC instituted a requirement for banks to prepay their fourth quarter 2009 and full year 2010, 2011 and 2012 estimated assessments. This prepayment was due to be paid on December 30, 2009, with the 2010, 2011 and 2012 prepaid amounts to be recorded as assets and amortized in future quarters as the actual assessments would be due. The Company was granted an exemption by the FDIC, based on its future liquidity and de-leveraging needs, from paying the prepaid assessment of $11.126 million.

Legislative and Regulatory Initiatives to Address Financial and Economic Crises

The Congress, Treasury Department and the federal banking regulators, including the FDIC, have taken broad action since early September, 2008 to address volatility in the U.S. banking system.

In October 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. The EESA authorizes the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (“TARP”).  The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  The Treasury Department has allocated $250 billion towards the TARP Capital Purchase Program (“CPP”).  Under the CPP, Treasury will purchase debt or equity securities from participating institutions.  The TARP also includes direct purchases or guarantees of troubled assets of financial institutions.  Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications.

FIRST M&F CORPORATION AND SUBSIDIARY

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

The Series A Preferred Stock qualifies as Tier 1 capital and is entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to the 20-trading day trailing average price of the common stock at the date of issuance of the preferred stock.

EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000.  This increase is in place until the end of 2013 and is not covered by deposit insurance premiums paid by the banking industry.

Following a systemic risk determination, the FDIC established a Temporary Liquidity Guarantee Program (“TLGP”) on October 14, 2008.  The TLGP includes the Transaction Account Guarantee Program (“TAGP”), which provides unlimited deposit insurance coverage through June 30, 2010 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  Institutions participating in the TAGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place. The Company is participating in the TAGP.

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

FIRST M&F CORPORATION AND SUBSIDIARY

STATISTICAL DISCLOSURE

The statistical disclosures for the Company are contained in Tables 1 through 12.

Table 1

AVERAGE BALANCE SHEETS/YIELDS

(Dollars in thousands)	2009			2008			2007
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Interest-bearing bank balances	$25,151	$42	0.17%	$6,954	$133	1.91%	$4,693	$225	4.79%
Federal funds sold	43,871	95	0.22	9,810	182	1.86	3,388	144	4.25
Taxable investments	234,942	9,531	4.06	176,284	9,023	5.12	197,167	9,514	4.83
Tax-exempt investments	56,021	3,357	5.99	55,990	3,451	6.16	45,875	2,867	6.25
Loans	1,130,428	67,290	5.95	1,206,798	81,972	6.79	1,156,436	90,403	7.82
Total earning assets	1,490,413	80,315	5.39	1,455,836	94,761	6.51	1,407,559	103,153	7.33
Nonearning assets	154,747			166,867			166,071
Total average assets	$1,645,160			$1,621,703			$1,573,630

NOW & MMDA	447,909	5,839	1.30	388,588	7,336	1.89	324,649	6,124	1.89
Savings deposits	113,397	1,679	1.48	115,027	2,645	2.30	101,367	2,816	2.78
Certificates of deposit	569,623	16,183	2.84	587,695	22,274	3.79	599,393	27,692	4.62
Short-term borrowings	10,448	97	0.93	13,860	327	2.36	12,445	609	4.89
Other borrowings	165,548	7,441	4.49	186,978	8,710	4.66	208,738	10,635	5.09
Total interest-bearing liabilities	1,306,925	31,239	2.39	1,292,148	41,292	3.20	1,246,592	47,876	3.84
Noninterest-bearing deposits	190,541			179,237			182,598
Noninterest-bearing liabilities	8,538			8,312			10,357
Capital	139,156			142,006			134,083
Total avg. liabilities & equity	$1,645,160			$1,621,703			$1,573,630
Net interest margin		49,076	3.29		53,469	3.67		55,277	3.93
Less tax equivalent adjustment
Investments		1,252	0.08		1,287	0.09		1,069	0.08
Loans		230	0.02		186	0.01		168	0.01
Reported book net interest margin		$47,594	3.19%		$51,996	3.57%		$54,040	3.84%

Tax equivalent adjustments were made using a blended Federal/State rate of 37.3%.

Nonaccrual loans are included in the average loan balances.

Table 2

RATE/VOLUME VARIANCES

	2009 Compared To 2008			2008 Compared To 2007
(Dollars in thousands)	Increase (Decrease) Due To			Increase (Decrease) Due To
		Yield/			Yield/
	Volume	Cost	Net	Volume	Cost	Net
Interest earned on:
Interest-bearing bank balances	$189	$(280)	$(91)	$76	$(168)	$(92)
Federal funds sold	353	(440)	(87)	196	(158)	38
Taxable investments	2,691	(2,183)	508	(1,038)	547	(491)
Tax-exempt investments	2	(96)	(94)	628	(44)	584
Loans	(4,867)	(9,815)	(14,682)	3,679	(12,110)	(8,431)
Total earning assets	2,057	(16,503)	(14,446)	3,340	(11,732)	(8,392)

Interest paid on:
NOW & MMDA	947	(2,444)	(1,497)	1,212	-	1,212
Savings deposits	(31)	(935)	(966)	347	(518)	(171)
Certificates of deposit	(599)	(5,492)	(6,091)	(491)	(4,927)	(5,418)
Short-term borrowings	(56)	(174)	(230)	51	(333)	(282)
Other borrowings	(981)	(288)	(1,269)	(1,062)	(863)	(1,925)
Total interest-bearing liabilities	413	(10,466)	(10,053)	1,603	(8,187)	(6,584)
Change in net interest income on a tax-equivalent basis	$1,644	$(6,037)	$(4,393)	$1,737	$(3,545)	$(1,808)

The rate/volume variances are computed for each line item and are therefore non-additive.

FIRST M&F CORPORATION AND SUBSIDIARY

Table 3

SECURITIES AVAILABLE FOR SALE

	Carrying Value of Securities
	December 31
(Dollars in thousands)	2009	2008	2007
Securities Available For Sale
U.S. Treasury	$517	$543	$3,534
U.S. Government sponsored entities	55,161	8,397	70,168
Mortgage-backed securities	167,875	145,362	102,114
Obligations of states and political subdivisions	56,586	64,829	52,518
Other securities	4,411	8,014	8,804

Total securities available for sale	$284,550	$227,145	$237,138

	Amortized Cost of Securities
	December 31
	2009	2008	2007
Securities Available For Sale
U.S. Treasury	$503	$509	$3,512
U.S. Government sponsored entities	54,746	8,089	69,954
Mortgage-backed securities	162,647	141,688	101,653
Obligations of states and political subdivisions	55,153	64,357	52,329
Other securities	7,421	9,239	9,127

Total securities available for sale	$280,470	$223,882	$236,575

Table 4

MATURITY DISTRIBUTION AND YIELDS OF SECURITIES AVAILABLE FOR SALE

			After One
	Within		But Within		After Five
(Dollars in thousands)	One		Five		But Within		Over
	Year	Yield	Years	Yield	Ten Years	Yield	Ten Years	Yield	Total	Yield
Securities Available For Sale
U.S. Treasury	$517	4.60%	$-	-%	$-	-%	$-	-%	$517	4.60%
U.S. Government sponsored entities	15,294	2.24	36,867	2.22	-	-	-	-	55,161	2.23
Mortgage-backed securities	46,960	4.47	108,674	4.61	8,602	4.82	3,639	4.26	167,875	4.58
Obligations of states and political subdivisions	11,276	6.43	23,594	5.97	20,872	6.24	844	9.47	56,586	6.21
Other debt securities	515	4.13	1,971	5.39	-	-	1,080	2.82	3,566	4.43
Total debt securities available for sale	$74,562	4.31%	$174,106	4.26%	$29,474	5.83%	$5,563	4.77%	283,705	4.44%
Equity securities									845
									$284,550

Tax equivalent adjustments were made using a blended Federal rate of 34.0% and a State rate of 5.0%. The amounts shown represent the investment portfolio as stated at its carrying value.

Non mortgage-backed securities are categorized in the earlier of their maturity dates or call dates. Mortgage-backed securities are distributed based upon their estimated average lives.

FIRST M&F CORPORATION AND SUBSIDIARY

Table 5

COMPOSITION OF THE LOAN PORTFOLIO

	2009		2008		2007		2006		2005
(Dollars in		% Of		% Of		% Of		% Of		% Of
thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Held For Investment
Commercial, financial and agricultural	$120,415	11.38%	$127,704	10.85%	$169,447	13.90%	$150,905	13.88%	$151,598	16.25%
Non-residential real estate	643,804	60.83	745,699	63.39	731,595	59.99	621,841	57.19	509,986	54.65
Residential real estate	239,921	22.67	255,488	21.71	269,601	22.11	262,046	24.10	227,166	24.35
Consumer loans	44,586	4.21	37,908	3.22	40,860	3.35	45,872	4.22	41,458	4.44
Other loans	9,614	0.91	9,796	0.83	7,932	0.65	6,350	0.59	2,872	0.31
Lease financing	-	-	-	-	-	-	269	0.02	-	-
Total loans	$1,058,340	100.00%	$1,176,595	100.00%	$1,219,435	100.00%	$1,087,283	100.00%	$933,080	100.00%

Loans held for sale	$10,266		$7,698		$5,571		$7,263		$5,704

Table 6

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

Maturity distribution of loans at December 31, 2009	Within	One to Five	After Five
(Dollars in thousands)	One Year	Years	Years	Total

Commercial, financial and agricultural	$69,017	$48,503	$2,895	$120,415
Non-residential real estate	188,435	394,877	60,492	643,804
Residential real estate	35,183	113,471	91,267	239,921
Consumer loans	12,510	31,782	294	44,586
Other loans	883	6,241	2,490	9,614
Total loans	$306,028	$594,874	$157,438	$1,058,340

Rate sensitivity of loans at December 31, 2009	One to Five	After Five
	Years	Years	Total

Fixed rate loans	$568,298	$126,027	$694,325
Floating rate loans	26,576	31,411	57,987
Total	$594,874	$157,438	$752,312

Table 7

NONPERFORMING ASSETS AND PAST DUE LOANS

(Dollars in thousands)	2009	2008	2007	2006	2005

Nonaccrual loans	$44,549	$20,564	$6,524	$3,557	$1,403
Other real estate owned	23,578	11,061	6,232	3,135	3,042
Total nonperforming assets	$68,127	$31,625	$12,756	$6,692	$4,445

Accruing loans past due 90 days or more	2,479	5,686	1,093	376	510
Restructured loans (accruing)	4,620	3,664	-	-	-

Interest income that would have been recorded on nonaccrual loans if they had been current and accruing	$3,183
Interest that was recorded in the financial statements for loans that were on nonaccrual status	$233

FIRST M&F CORPORATION AND SUBSIDIARY

Table 8

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)	2009	2008	2007	2006	2005

Balance at beginning of year	$24,918	$14,217	$14,950	$12,449	$11,619
Adjustment for purchase acquisition	-	-	-	2,234	-
Charge offs:
Commercial, financial and agricultural	(4,605)	(993)	(762)	(767)	(1,141)
Real estate – nonresidential	(42,133)	(5,235)	(1,223)	(282)	(182)
Real estate – residential	(3,409)	(1,968)	(1,581)	(1,512)	(464)
Consumer	(1,093)	(1,510)	(1,178)	(1,264)	(1,286)
Total	(51,240)	(9,706)	(4,744)	(3,825)	(3,073)
Recoveries:
Commercial, financial and agricultural	169	75	373	256	101
Real estate – nonresidential	174	135	666	228	49
Real estate – residential	47	67	25	102	152
Consumer	345	396	427	474	455
Total	735	673	1,491	1,060	757
Net charge-offs	(50,505)	(9,033)	(3,253)	(2,765)	(2,316)
Provision for loan losses	49,601	19,734	2,520	3,032	3,146
Balance at end of year	$24,014	$24,918	$14,217	$14,950	$12,449

Net Charge-Offs To Average Loans	4.50%	0.75%	0.28%	0.26%	0.26%

Table 9

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	December 31
(Dollars in thousands)	2009	2008	2007	2006	2005

Commercial, financial and agricultural	$5,893	$6,815	$6,953	$7,540	$5,642
Non-residential real estate	13,375	13,129	3,094	3,095	695
Residential real estate	3,407	1,634	1,936	1,865	1,351
Consumer loans	1,339	3,340	2,234	2,450	4,761
Total loans	$24,014	$24,918	$14,217	$14,950	$12,449

	December 31
Allowance As A Percentage Of Loan Type	2009	2008	2007	2006	2005

Commercial, financial and agricultural	4.53%	4.96%	3.92%	4.79%	3.65%
Non-residential real estate	2.08	1.76	0.42	0.50	0.14
Residential real estate	1.42	0.64	0.72	0.71	0.59
Consumer loans	3.00	8.81	5.47	5.34	11.48
Total loans	2.27%	2.12%	1.17%	1.37%	1.33%

Net Charge-Offs As A Percent Of Year End	December 31
Loans Outstanding, By Type	2009	2008	2007	2006	2005

Commercial, financial and agricultural	3.41%	0.67%	0.22%	0.32%	0.67%
Non-residential real estate	6.52	0.68	0.08	0.01	0.03
Residential real estate	1.40	0.74	0.58	0.54	0.14
Consumer loans	1.68	2.94	1.84	1.72	2.00
Total loans	4.77%	0.77%	0.27%	0.25%	0.25%

Table 10

TIME DEPOSITS OF $100,000 OR MORE

The table below shows maturities of outstanding time deposits of $100,000 or more at December 31, 2009 (dollars in thousands):

Three months or less	$43,407
Over three months through six months	58,559
Over six months through twelve months	106,151
Over one year	69,803

Total	$277,919

FIRST M&F CORPORATION AND SUBSIDIARY

Table 11

SELECTED RATIOS

The following table reflects ratios for the Company for the last three years:

	2009	2008	2007

Return on average assets	(3.63)%	0.03%	0.92%
Return on average equity	(42.97)	0.37	10.78
Dividend payout ratio	-	866.67	32.50
Average equity to assets ratio	8.46	8.76	8.52

Table 12

SHORT-TERM BORROWINGS

The table below presents certain information regarding the Company’s short-term borrowings for each of the last three years:

(Dollars in thousands)	2009	2008	2007
Securities sold under agreements to repurchase

Outstanding at end of period	$8,642	$9,728	$9,676
Maximum outstanding at any month-end during the period	12,985	20,879	9,676
Average outstanding during the period	10,331	12,876	6,154
Interest paid	96	301	273
Weighted average rate during each period	0.93%	2.34%	4.44%

Federal funds purchased
Outstanding at end of period	$-	$-	$-
Maximum outstanding at any month-end during the period	-	325	20,000
Average outstanding during the period	117	984	6,291
Interest paid	1	26	336
Weighted average rate during each period	0.80%	2.62%	5.34%

RISK FACTORS

The Company faces various risks that are inherent to our business such as credit, legal, market, operational, liquidity and regulatory risks. The following factors could affect the performance and operating results of the Company and its subsidiary.

The Company may be vulnerable to certain sectors of the economy.

•
The economy slowed significantly during 2008 as a freeze-up in the credit markets and the continuing effects of sub-prime mortgage losses made a dramatic impact on consumer spending, housing sales and prices, manufacturing activity, unemployment and interest rates. The national economy was in a recession throughout 2009. The direct effect of this on the Company was a decrease in the ability of customers in the construction and development industry to continue to move properties onto the market to provide cash flows for loan payments. These cash flow difficulties resulted in increased net loan losses and a significant increase in the allowance for loan losses.

•
With 83% of the loan portfolio made up of real estate secured loans, the Company has a significant concentration risk. If the real estate related sectors of the economy continue to slow down, the Company will be under increased pressure to allocate resources to working out problem loans and foreclosed properties. These workout situations could take longer and even become worse as the supply of properties on the market exceeds the demand. This supply/demand imbalance could also result in further losses.

•
The Federal Reserve has supported and provided liquidity to the mortgage market by purchasing mortgage-backed securities. The Federal Reserve’s purchase program is scheduled to end in March 2010. If this program termination results in less liquidity in the mortgage-backed securities market, the values of the $168 million of mortgage-backed securities that the Company owns could decrease significantly.

•
A continued slowing of the economy and rising unemployment may affect the ability of the Company’s customers to make timely loan payments, or may cause customers to use up deposit balances, thereby causing a strain on the Company’s liquidity.

•	The slowdown in housing sales and continued pressure on housing prices could reduce mortgage originations. This could result in lower mortgage revenues.

FIRST M&F CORPORATION AND SUBSIDIARY

The Company is subject to interest rate risk.

•
The Federal Reserve Board’s Federal Open Market Committee has been using interest rate policy to try to stimulate the economy. The Federal Reserve has also used targeted lending programs to commercial and investment banks to provide liquidity to financial markets and began to acquire securities in 2008 and throughout 2009 as a means of providing targeted market liquidity. General interest rates are at historic lows. However, the amount of liquidity provided by the Federal Reserve, coupled by stimulation programs that have been passed and continue to be developed by Congress, could result in a severe inflationary scenario in the future if unchecked.

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

The Company may terminate its pension plan within the next five to seven years.

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

•
Due to its net operating losses and concentrations in real estate-related assets, the Company may not be financially attractive to investors. This could prevent the Company from being able to raise additional capital if needed.

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

•
The Company has considered in the past and may consider in the future acquisitions of other banks and other types of related businesses as opportunities arise. The Company must raise capital for any future acquisitions. If the Company’s stock price is unattractive, then the Company may not be able to enter into a share exchange or will have to do so at a disadvantageous exchange ratio. This could cause undesirable dilution to the existing shareholders. If the Company finances acquisitions with cash, then the acquired company will need to produce sufficient cash flows to repay the debt incurred. Otherwise, the Company could experience financial distress or may be unable to meet its regulatory capital ratio requirements.

•
Acquisitions also may result in customer and employee turnover, thus increasing the cost of operating the new businesses. Legal contingencies, related to the acquired companies, beyond those that the Company is aware of could arise, causing unexpected costs.

The Company participates in the U.S. Treasury’s Capital Purchase Program.

•
The Company received $30 million in funding under the Capital Purchase Program in exchange for preferred stock and a common stock warrant during the first quarter of 2009. Participation in this program constrains the Company’s ability to raise dividends and repurchase equity securities and also places certain constraints on executive compensation arrangements. The increased funding provides assurance that the Company can maintain its minimum regulatory capital ratios in the face of future large real estate-related losses. The Company will have to repay these funds by raising capital within the next four years to keep its dividend costs from increasing to 9% per annum.

•
The rules that govern the Capital Purchase Program include restrictions on certain compensation to executive officers and a number of others in the Company. Among other things, these rules preclude golden parachute payments, include prohibitions on providing tax gross-ups and include bonus claw-back provisions. It is possible that compensation restrictions imposed by the Capital Purchase Program and the American Reinvestment and Recovery Act of 2009 could impede our ability to attract and retain qualified executive officers.

•
Our participation in the Capital Purchase Program limits our quarterly dividend payments to no more than $.13 per share through the first quarter of 2012 without prior regulatory approval. Our ability to repurchase our common stock is also restricted.

•
Since the Capital Purchase Program was part of legislation that has the reputation of being passed as a bailout of the financial industry, participation in the program could have negative connotations. This reputation of the program could hurt the Company’s reputation and impede its ability to attract business in competition with other financial institutions that did not participate. This reputational risk could also impede the Company’s ability to attract and retain qualified executive officers.

UNRESOLVED STAFF COMMENTS

Not Applicable.

PROPERTIES

The Bank's legal headquarters is a 21,000 square foot, three story, brick building located at 134 West Washington Street. This building houses the primary administrative offices of the Bank and Company.

The Bank owns its main office building and 38 of its branch facilities and leases six of its locations. The Bank’s insurance agency subsidiary owns four of its locations and leases one. The Bank’s asset-based lending subsidiary leases one office.  The facilities occupied under lease agreements have terms which range from month to month to ten years. The Company expects to vacate one leased branch in each market in Memphis and Germantown, Tennessee and one owned branch in Birmingham, Alabama in 2010.

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

At December 31, 2009, there were 1,166 shareholders of record of the Company's common stock.  On December 31, 2009, the Company's stock closed at $2.21 per share.

The following table summarizes the trading ranges and dividend payouts for the two years ended December 31, 2009:

Quarterly Closing Common Stock
Price Ranges and Dividends Paid - Common
	First	Second	Third	Fourth
2009:
High	$9.00	$7.39	$4.70	$3.25
Low	4.48	4.04	2.66	1.80
Close	6.12	4.07	2.75	2.21
Dividend	.13	.01	.01	.01	*

2008:
High	$16.03	$16.00	$12.96	$12.00
Low	13.50	12.50	7.93	7.40
Close	14.50	12.55	11.58	8.46
Dividend	.13	.13	.13	.13	*

The following table summarizes common stock and dividend performance ratios for the five years ended December 31, 2009:

Common Stock and Dividend Performance
	2009		2008		2007		2006		2005

Price/earnings ratio	-		141.00	x	9.88	x	12.72	x	12.04	x
Price/book value ratio	0.26	x	0.56	x	1.02	x	1.38	x	1.29	x
Book value/share	$8.36		$15.00		$15.45		$14.15		$13.06
Dividend payout ratio	-%		866.67%		32.50%		33.77%		36.79%
Historical dividend yield	1.89%		3.29%		2.65%		3.08%		3.04%
On December 12, 2007, the Board authorized a program to repurchase up to 500,000 shares in the open market between January 1, 2008, and December 31, 2008. This program was not renewed.

The Company repurchased 7,500 shares at an average price of $15.55 during February 2008. The Board did not extend the repurchase program that expired on December 31, 2008.

*The Company entered into a transaction with the Department of the Treasury under the TARP Capital Purchase Program discussed in Part I above.  Under the terms of the Securities Purchase Agreement, for three (3) years following closing, or until Treasury no longer holds any shares of the Senior Preferred, the Company will not be able to increase dividends above $0.13 per share of common stock on a quarterly basis nor repurchase any of its shares without Treasury approval, with limited exceptions, most significantly purchases in connection with benefit plans. Under an informal Memorandum of Understanding entered into in November 2009 with the Federal Reserve Bank of St. Louis the Company must receive approval from the Federal Reserve prior to paying a quarterly dividend.

FIRST M&F CORPORATION AND SUBSIDIARY

The following table provides information regarding securities issued under our equity compensation plans that were in effect during 2009:

		Number of
		Securities to be
		Issued Upon	Weighted-Average
		Exercise of	Exercise Price of
		Outstanding	Outstanding	Number of Securities
		Options, Warrants	Options, Warrants	Remaining Available
	Plan Name	and Rights	and Rights	for Future Issuance

Equity compensation plans approved by security holders	1999 Stock Option Plan	21,600	$15.09	-
	2005 Equity Incentive Plan	16,000	13.29	596,234

Equity compensation plans not approved by security holders	None	-	-	-

Total		37,600	$14.28	596,234

In April 2005 the 2005 Equity Incentive Plan was approved by a shareholder vote and replaced the 1999 Stock Option Plan.

The maximum number of shares of common stock with respect to which awards may be granted to any participant under the plan shall be 200,000 shares per calendar year, including any awards granted which are subsequently cancelled.

The maximum number of shares with respect to which awards other than options and SARs may be granted shall be 500,000 shares.

The maximum number of shares with respect to which Incentive Stock Options may be granted shall be 400,000 shares.

The maximum number of shares with respect to which awards may be granted to directors who are not employees of the Company at the time of grant shall be 100,000.

In 2009, under the 2005 Equity Incentive Plan, there were forfeitures of 23,250 shares and vestings of 6,000 shares of restricted stock. Also in 2009, under the 2005 Equity Incentive Plan, the Company issued 4,000 shares of stock options to directors with a grant date strike price of $5.14, which was the grant date fair value of the underlying stock.

FIRST M&F CORPORATION AND SUBSIDIARY

Five Year Shareholder Return Comparison

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on the Company’s Common Stock against the cumulative total return of the NASDAQ Market US Index and the NASDAQ Bank Index which consists of the period of five (5) years beginning in 2004.

	12/04	12/05	12/06	12/07	12/08	12/09

First M&F Corporation	100.00	102.60	122.68	101.91	57.22	15.46
NASDAQ Composite	100.00	101.33	114.01	123.71	73.11	105.61
NASDAQ Bank	100.00	98.57	111.92	89.33	71.39	60.47

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

FIRST M&F CORPORATION AND SUBSIDIARY

SELECTED FINANCIAL DATA

(Thousands, except per share data)
	2009	2008		2007		2006		2005

EARNINGS

Interest income	$78,833	$93,288		$101,916		$91,505		$67,534
Interest expense	31,239	41,292		47,876		39,156		23,184
Net interest income	47,594	51,996		54,040		52,349		44,350
Provision for loan losses	49,601	19,734		2,520		3,032		3,146
Noninterest income	19,970	21,131		21,320		20,148		17,047
Noninterest expense	95,872	54,284		51,373		48,926		39,649
Income taxes	(18,104)	(1,436)		6,976		6,598		6,000
Noncontrolling interests	(6)	19		33		16		10
Net income (loss)	$(59,799)	$526		$14,458		$13,925		$12,592
Net interest income, taxable equivalent	$49,076	$53,469		$55,277		$53,616		$45,632
Cash dividends paid on common stock	$1,466	$4,772		$4,772		$4,751		$4,648

PER COMMON SHARE

Net income (loss) - basic	$(6.69)	$0.06		$1.58		$1.53		$1.40
Cash dividends paid - common	.16	.52		.52		.52		.52
Book value - common	8.36	15.00		15.45		14.15		13.06
Closing stock price - common	2.21	8.46		15.80		19.59		16.86

SELECTED AVERAGE BALANCES

Assets	$1,645,160	$1,621,703		$1,573,630		$1,482,013		$1,209,054
Earning assets, amortized cost	1,490,413	1,455,836		1,407,559		1,321,730		1,093,782
Loans held for investment	1,122,307	1,200,628		1,148,275		1,056,899		884,232
Investments, amortized cost	290,963	232,274		243,042		237,578		190,067
Total deposits	1,321,470	1,270,547		1,208,007		1,153,381		949,228
Equity	139,156	142,006		134,083		122,288		115,723

SELECTED YEAR-END BALANCES

Assets	$1,662,968	$1,596,865		$1,653,751		$1,540,275		$1,267,118
Earning assets, carrying value	1,507,966	1,427,344		1,467,624		1,360,064		1,128,101
Loans held for investment	1,058,340	1,176,595		1,219,435		1,087,283		933,080
Investments, carrying value	284,550	227,145		237,138		261,828		185,071
Total deposits	1,388,263	1,261,387		1,262,455		1,185,982		973,671
Equity	104,630	135,968		140,098		128,066		117,398

SELECTED RATIOS

Return on average assets	(3.63)%	0.03%		0.92%		0.94%		1.04%
Return on average equity	(42.97)	0.37		10.78		11.39		10.88
Average equity to average assets	8.46	8.76		8.52		8.25		9.57
Dividend payout ratio	-	866.67		32.50		33.77		36.79
Price to earnings (x)	-	141.00	x	9.88	x	12.72	x	12.04	x
Price to book (x)	0.26	0.56		1.02		1.38		1.29

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

SUMMARY

The net loss for 2009 was $59.799 million, or $6.69 basic and diluted loss per share as compared to net income of $.526 million, or $.06 basic and diluted earnings per share in 2008 and net income of $14.458 million, or $1.58 basic and $1.57 diluted earnings per share in 2007. The major factors contributing to the earnings decrease in 2009 were (1) the $29.867 million increase in loan loss accruals in 2009 and (2) goodwill and other intangible asset impairments of $33.820 million in 2009. Another factor influencing the 2009 earnings was the decrease in loans as $50.505 million in net charge-offs were taken and demands for loans decreased as the economy slowed throughout the year. The primary factor in the earnings decrease in 2008 was the $17.214 million increase in loan loss accruals in 2008 and a slow-down in loan volumes. In contrast, major factors contributing to the increased earnings in 2007 were (1) strong loan growth in the metropolitan areas surrounding Memphis, Tennessee, Birmingham, Alabama and Crestview, Florida, (2) a credit environment that resulted in .28% in net charge-offs as a percentage of average loans for 2007 and (3) consistent noninterest revenue growth from 2005 through 2007 in deposit revenues, mortgage revenues and agency commissions.

In February 2009, the Company closed its branch in Collierville, Tennessee and consolidated its operations into the Cordova, Tennessee branch. Also in February 2009, the Company sold its insurance agency book of business in Olive Branch, Mississippi and exited that insurance market. In October 2009, the Company closed individual branches in the Philadelphia, Southaven and Starkville, Mississippi markets and consolidated their operations into the remaining branches in each market. In December 2009 the Company closed its Crestview, Florida branch and consolidated its operations into the Niceville, Florida branch.

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

Total assets increased by 4.14% in 2009, ending the year at $1.663 billion. Total assets decreased by 3.44% in 2008, ending the year at $1.597 billion. The compounded annual growth rate for total assets for the last five (5) years was 7.79%, while the compounded growth rate for deposits was 9.61%.

FIRST M&F CORPORATION AND SUBSIDIARY

RESULTS OF OPERATIONS

The following table shows performance ratios for the last three years:

	2009	2008	2007

Net interest margin	3.29%	3.67%	3.93%
Efficiency ratio	89.87	72.77	67.07
Return on assets	(3.63)	0.03	0.92
Return on equity	(42.97)	0.37	10.78
Noninterest income to avg. assets	1.21	1.30	1.35
Noninterest income to revenues (1)	28.92	28.33	27.83
Noninterest expense to avg. assets	5.83	3.35	3.26
Salaries and benefits to total noninterest expense	29.53	53.34	57.13
Contribution margin (2)	58.99	61.19	61.68
Nonaccrual loans to loans	4.17	1.74	0.53
90 day past due loans to loans	0.23	0.48	0.09
Net charge-offs as a percent of average loans	4.50	0.75	0.28

(1)	Revenues equal tax-equivalent net interest income before loan loss expense, plus noninterest income.
(2)	Contribution margin equals revenues minus salaries & benefits, divided by revenues.

The following table shows revenue related performance statistics for the last three years:

(Dollars in thousands)	2009	2008	2007

Mortgage originations	$97,741	$62,445	$73,202
Treasury and electronic banking services revenues	119	189	149
Trust and retail investment revenues	489	585	598
Revenues per FTE employee	131	134	136
Agency commissions per agency FTE employee (1)	99	104	97

(1) Agency commissions are property, casualty, life and health commissions produced by the insurance agency personnel.

Net Interest Income

Net interest income before loan loss expenses for 2009 was $47.594 million as compared to $51.996 million for 2008. For 2009 compared to 2008: earning asset yields decreased by 112 basis points, liability costs decreased by 81 basis points, the net interest spread decreased by 31 basis points and the net interest margin decreased by 38 basis points.

Net interest income before loan loss expenses for 2008 was $51.996 million as compared to $54.040 million for 2007. For 2008 compared to 2007: earning asset yields decreased by 82 basis points, liability costs decreased by 64 basis points, the net interest spread decreased by 18 basis points and the net interest margin decreased by 26 basis points.

Balance sheet dynamics affecting the comparative net interest margins for 2009 compared to 2008 include (1) a decrease of 6.52% in average loans held for investment, (2) a decrease in average loans as a percentage of earning assets from 82.47% in 2008 to 75.30% in 2009, (3) a decrease in average certificates of deposits of 3.08%, (4) a decrease in average other borrowings of 11.46% and (5) an increase in average noninterest-bearing deposits as a percentage of total assets from 11.05% in 2008 to 11.58% in 2009.

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

Yield and cost dynamics affecting the comparative net interest margins for 2009 compared to 2008 include (1) a decrease of 84 basis points in yields on loans held for investment and for sale, (2) a decrease of 152 basis points in investment and short-term funds yields, (3) a decrease of 86 basis points in costs of deposits and (4) a decrease of 22 basis points in costs of borrowings.

Yield and cost dynamics affecting the comparative net interest margins for 2008 compared to 2007 include (1) a decrease of 103 basis points in yields on loans held for investment and for sale, (2) a decrease of 6 basis points in investment and short-term funds yields, (3) a decrease of 61 basis points in costs of deposits and (4) a decrease of 58 basis points in costs of borrowings.

FIRST M&F CORPORATION AND SUBSIDIARY

The $4.402 million decrease in net interest income from 2008 to 2009 resulted from (1) a steady decrease in loan volumes, (2) the volumes of loans in nonaccrual status and (3) growth in interest-bearing deposits. Average loans decreased by $76.370 million from 2008 to 2009 while average earning assets increased by $34.577 million. This dynamic resulted in increasing volumes of earning assets being shifted into low yielding instruments such as Fed funds sold. Loan volumes decreased throughout the year as problem loans were disposed of and as loan demand decreased in the recessionary economic environment. Nonaccrual loan balances averaged approximately $57.020 million during 2009, adding to the downward pressure on asset yields. On the funding side of the balance sheet, average interest-bearing deposits increased by $39.619 million from 2008 to 2009 while average interest-costing liabilities increased by only $14.777 million. Included in the increase in interest-bearing deposit balances is an increase of $35.847 million in the Company’s premium-rate Summit Checking product which cost on average 2.19% during 2009. Relief to funding costs was provided from a decrease in average borrowings as the mix of interest-costing funding shifted more toward deposits.

 Although loan yields and deposit costs both decreased during 2009, the spread between loan yields and deposit costs expanded from 380 basis points in the fourth quarter of 2008 to 417 basis points in the fourth quarter of 2009. This increased spread followed the interest rate environment as spreads between 3-month and 5-year Treasury rates expanded from 188 basis points during the fourth quarter of 2008 to 224 basis points during the fourth quarter of 2009. However, for the year the deterioration in asset yields outweighed the advantage of decreased funding costs as asset yields fell by 112 basis points while funding costs fell by 81 basis points for 2009 as compared to 2008.

The primary driver of the net interest margin trend in 2008 and 2007 was the divergence between loan pricing and deposit pricing. While interest rates moved up during 2006 and 2007, deposit pricing became more sensitive to the interest-rate environment. At the same time, loan pricing became less sensitive. Therefore, as interest rates moved up, the Company’s loan pricing spreads decreased and deposit pricing spreads increased. In 2008 deposit pricing decoupled from loan pricing as market rates decreased. As interest rates decreased during 2008, loan pricing became much more sensitive to market rates. However, deposit pricing became uncorrelated from market rates, resulting in a decrease in loan yields of 103 basis points coupled with a smaller decrease in deposit costs of 61 basis points.

Management expects that the Federal Reserve will continue to maintain its 0 to .25% Fed funds target rate until economic indicators show improvements in the economy. Therefore, four challenges for 2010 will be to (1) maintain loan yields in a low-rate environment in which loan demand may be extremely soft, (2) manage the earning asset mix to improve yields if market opportunities arise, (3) take advantage of opportunities to decrease deposit costs or to leverage new deposit relationships with sales of related fee-based services and (4) manage the funding mix to emphasize checking accounts and interest-bearing deposits over borrowed funds. Wider credit market spreads, combined with a normally-shaped yield curve, should help to stabilize loan yields during 2010 if the economy begins to recover. The Company’s focus in 2010 will be on improving asset quality, liquidating foreclosed assets and problem loans, diversifying the loan portfolio, building capital and funding the balance sheet with deposits. Within this overall focus, the Company will use loan and deposit pricing strategies and sales and business development strategies that are consistent with achieving these goals.

FIRST M&F CORPORATION AND SUBSIDIARY

Provision for Loan Losses

During 2009 the Company’s provision for loan losses increased to $49.601 million from $19.734 million in 2008 and $2.520 million in 2007. The increased loan loss accruals were the result of deterioration primarily in the land development and construction loan portfolio. The deterioration in the values of real estate collateral was the primary factor affecting the provisions for 2008 and 2009.

Nonaccrual loans grew to $44.549 million at the end of 2009 from $20.564 million at the end of 2008 and $6.524 million at the end of 2007. Nonperforming assets as a percentage of total assets increased from .77% at the end of 2007 to 1.98% at the end of 2008 and 4.15% at the end of 2009. The slow-down in housing that began in 2007 continued to worsen throughout 2008 and 2009. The lack of a liquid housing market has had a direct effect on developers and builders as lots and speculative houses have become more difficult to move and prices have continued to drop in search of an equilibrium. The percentage of allowance for loan loss to total loans held for investment was 2.27% at December 31, 2009, 2.12% at December 31, 2008, and 1.17% at December 31, 2007.

Noninterest Income

The Company has introduced new types of accounts since 2004 that encourage the use of debit cards and internet banking. Debit card activity increased by over 20% annually over the last three years. Overdraft revenues tend to be sensitive to economic conditions. The overdraft revenue decrease in 2009 was the result of a decrease in spending by customers as the economy softened beginning in 2008 and into 2009. Numbers of items charged increased by 4.72% in 2008 and decreased by 12.01% in 2009.

The following table summarizes the different categories that make up total service charges on deposit accounts:

(Dollars in thousands)	2009	2008	2007
Service charge revenues	$1,368	$1,415	$1,413
Debit/ATM card revenues	2,518	2,219	1,855
Overdraft fee revenues	7,090	8,058	7,697
Service charges on deposit accounts	$10,976	$11,692	$10,962

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

Management expects debit card revenues to continue to drive deposit revenues for the foreseeable future. Overdraft fee revenues should remain a dependable source of revenues over the course of 2010. Any deterioration in the economy, or a strong economic recovery, may influence customer habits relative to overdraft activity, making overdraft item volumes hard to predict.

Mortgage originations increased in 2009 as compared to 2008 as mortgage rates fell over the course of the year. In 2009 mortgage rates hit their highs of 5.59% in June and decreased over the course of the year to hit their lows of 4.71% in December. Origination volumes increased in 2009 over 2008 due to (1) refinancings brought about by lower rates and (2) new mortgages resulting from the first-time home buyer tax credit. The slow housing market had a direct effect on mortgage originations in 2008 as volumes decreased by 14.69%. This reduction in volumes directly resulted in the decrease that occurred in mortgage banking income for 2008. Mortgage rates decreased for much of the first half of 2008. After spiking from 5.85% at the end of March to 6.63% by the middle of July, mortgage rates came under the influence of the Federal Reserve’s Open Market Operations as the Fed became a buyer of mortgage-backed securities. Rates began to fall and ended 2008 at 5.14%. With the housing market extremely soft during 2008, much of the increased origination volume tended to be refinanced mortgages. During 2007 disruptions resulting from the subprime mortgage problems had two effects: (1) borrowers became more cautious, even while market rates decreased, resulting in fewer originations than would have ordinarily occurred and (2) investors reduced profit margins available to the Company when pricing mortgages to purchase, thereby reducing revenues per mortgage sold. These effects continued more pervasive into 2008. Additions to the originations staff were the primary factor in the improved originations and mortgage revenues for 2007.

Management expects the housing market to continue to be weak in 2010. It appears that the Federal Reserve has announced its intent to end its program of purchasing mortgage-backed securities as of the end of the first quarter of 2010. However, it is difficult to predict what will happen once the Federal Reserve is not supporting mortgage security prices. If their exit from the market results in higher rates, then the Company’s mortgage revenues will most likely decrease without an improvement in the housing markets.

FIRST M&F CORPORATION AND SUBSIDIARY

Agency commissions decreased in 2009 and 2008 after growing from 2005 through 2007. The soft economy has hurt demand for insurance products with annuities having the most severe decrease. Insurance companies have reduced premiums, thereby reducing the commissions that the Company earns. Annuity commissions decreased by 88.97% in 2009, decreased by 16.83% in 2008 and decreased by 18.06% in 2007. Over 80% of agency commissions are from property and casualty products. The revenues from these lines decreased by 2.62% in 2009 after increasing by 1.03% in 2008.

Management expects 2010 to remain a difficult and competitive environment for insurance products.

Significant components of other income for 2007 through 2009 are contained in the following table:

(Dollars in thousands)	2009	2008	2007
Agency profit-sharing revenues	$433	$392	$302
Loan fees	399	494	519
Gains on student loan sales	133	218	300
Loss on bankers bank stock	(78)	-	-
Insurance claim for legal settlements	-	-	370
All other income	1,525	1,802	2,104
Other income	$2,412	$2,906	$3,595

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

The Company owns certain beneficial interests in collateralized debt obligations that own bank trust preferred securities. These beneficial interests are tested for impairment on a quarterly basis. Three of the beneficial interests, Trapeza I, Trapeza II and Trapeza V, deferred their interest payments and were placed in nonaccrual status during 2009. The Trapeza I beneficial interest failed an impairment test at June 30, 2009. The Trapeza V and MM Community Funding IX beneficial interests failed impairment tests at September 30, 2009. The Trapeza II, Tpref Funding II and MM Community Funding IX beneficial interests failed impairment tests at December 31, 2009. The MM Community Funding IX beneficial interest was placed in nonaccrual status during the fourth quarter after failing the impairment test. The total amount of interest that would have been outstanding as a receivable if the securities had been in accrual status at the end of 2009 was $149 thousand.

These beneficial interests are secured and funded by trust preferred securities issued by commercial and savings banks. The significant problems that occurred in the housing market and the related mortgage market beginning in 2008 resulted in widespread losses for financial institutions that had exposure to those markets. Many of those financial institutions had issued trust preferred securities that had been purchased and securitized by the trusts that issued the beneficial interests that the Company had invested in. Certain of these financial institutions began to default on their trust preferred securities, resulting in deficiencies in the collateral securing and funding the beneficial interests. The Company’s holdings are at risk if enough of the trust preferred securities default so that the beneficial interests senior to and equal to the Company’s owned beneficial interests cannot be fully paid. Impairment tests of these beneficial interests are performed each quarter to determine if losses are expected due to cash flow deficiencies. This is primarily done by projecting cash flows to be received on the Company’s interests owned after determining the effect of expected collateral defaults on the payments made by the interests senior to and equal to the Company’s interests owned. If the cash flows expected to be received by the Company are less than the original contractual cash flows, then an other-than-temporary credit-related impairment, which is charged against current earnings, is assumed. The remaining difference between the fair value of the beneficial interest and its book value is charged against other comprehensive income.

The following table shows the other-than-temporary charges that the Company incurred during 2009.

(Dollars in thousands)	Other-Than-Temporary Impairment			Other-Than-Temporary Impairment
	Charged Against Earnings			Charged To Other Comprehensive Income
Name of Issuer	2nd Quarter	3rd Quarter	4th Quarter	2nd Quarter	3rd Quarter	4th Quarter
Trapeza I 2002-1A	$175	$-	$-	$218	$-	$-
Trapeza II 2003-2A	-	-	200	-	-	769
Tpref Funding II	-	-	113	-	-	632
Trapeza V 2003-5A	-	167	-	-	501	-
MM Community Funding IX	-	70	104	-	493	85
Total	$175	$237	$417	$218	$994	$1,486

FIRST M&F CORPORATION AND SUBSIDIARY

The following table summarizes certain financial information about the trust preferred security-backed CDOs at the end of 2009 and 2008.

As of December 31, 2009
(Dollars in thousands)							Deferrals and
					Moody’s	Number of	Defaults as
		Book	Fair	Unrealized	Credit	Banks in	a Percent	Excess
Name of Issuer	Class	Value	Value	Loss	Rating	Issuance	of Collateral	Subordination
Trapeza I 2002-1A	C1	$575	$125	$450	Ca	25	43.09%	0.00%
Trapeza II 2003-2A	C1	1,050	281	769	Ca	40	33.36	3.01
Tpref Funding II	B	887	255	632	Caa3	34	26.60	0.00
Trapeza V 2003-5A	C1	832	170	662	Ca	43	26.09	0.10
MM Community Funding IX	B1	827	249	578	Caa3	34	38.04	0.00
		$4,171	$1,080	$3,091

As of December 31, 2008
(Dollars in thousands)							Deferrals and
					Moody’s	Number of	Defaults as
		Book	Fair	Unrealized	Credit	Banks in	a Percent	Excess
Name of Issuer	Class	Value	Value	Loss	Rating	Issuance	of Collateral	Subordination
Trapeza I 2002-1A	C1	$753	$587	$166	Ca	25	21.02%	5.12%
Trapeza II 2003-2A	C1	1,260	999	261	Caa2	39	6.80	40.18
Tpref Funding II	B	1,006	800	206	Ba3	34	7.51	3.10
Trapeza V 2003-5A	C1	1,029	791	238	Ca	43	14.86	14.19
MM Community Funding IX	B1	1,006	792	214	B3	34	10.08	28.35
		$5,054	$3,969	$1,085

The excess subordination percent is an indication of the ability of the collateral, net of known defaults and deferrals, to cover the payment of the beneficial interests that the Company owns after all senior beneficial interests have been paid off. A positive percent indicates the excess percent of funds available over what is required to pay off the beneficial interests that the Company owns. A percent of zero indicates that the amount of funds available is less than the balance of the beneficial interests that the Company owns. This calculation assumes that underlying securities that are deferring interest payments will all default and not be able to provide funds to pay off the beneficial interests. Therefore, any tests that assume that some of the deferring securities will begin to pay their interest and eventually their principal in the future may indicate that the beneficial interests are not impaired even when the excess subordination is zero. Alternatively, a beneficial interest that shows positive excess subordination may indicate an impairment in a test if the test expectation is that certain underlying securities that are currently performing will eventually default and not provide any funds to pay the beneficial interests.

Noninterest Expense

Salary and benefits expenses decreased in 2009 with average full-time equivalent employees decreasing from 555 in 2008 to 528 in 2009. The Company closed 5 branches in 2009 without exiting any markets. For 2009 compared to 2008, salaries were down by $574 thousand, health plan costs were down by $426 thousand, 401k savings plan costs were down by $326 thousand and pension expenses were up by $768 thousand. During 2008 the Company reduced personnel by 13 full-time equivalent employees in branches that were acquired or denovo expansions in the previous three years. During the second quarter of 2007 Management effectively instituted a hiring freeze intended to contain costs in the aftermath of the acquisition and expansion efforts of 2006.

The number of full-time equivalent employees was 512 at the end of 2009, 543 at the end of 2008 and 564 at the end of 2007.

Health care related costs decreased by 19.53% in 2009, increased by 84.37% in 2008 and decreased by 24.15% in 2007. Health care costs rise and fall primarily due to claims experience and secondarily by the number of covered employees.

Occupancy expense increased by 9.59% during 2009 due primarily to additional depreciation amounts related to the abandonment of leasehold improvements. Occupancy expense increased during 2008 due to the expansion into rented office space in 2007 in Cordova, Tennessee and Niceville, Florida and the expansion into new constructed facilities in Ridgeland and Brandon, Mississippi. During 2007 occupancy and equipment expenses increased due primarily to the bank acquisitions in Alabama and Tennessee in 2006 as well as the additional expansions in Tennessee and Florida later that year. Rent expenses represented 30% of the dollar increase in occupancy and equipment expenses for 2007 and 40% for 2008.

Most categories of noninterest expense were down in 2009 as efforts were made to cut expenses and increase efficiencies across the entire organization.

FIRST M&F CORPORATION AND SUBSIDIARY

Legal expenses increased in 2008 and 2009 primarily due to increased legal activity related to problem loan workouts and credit-related issues. Legal expenses were reduced by $365 thousand in 2007 for the reduction in the estimate of an accrued legal liability. The original accrual for legal contingencies was triggered in 2004 by the expectation of and subsequent settlement negotiations of several related cases.

Foreclosed property losses and expenses increased by $5.370 million in 2009 over 2008 and by $1.361 million in 2008 over 2007. This was a direct result of the problems that were encountered in the land development and construction loan portfolio. Other real estate increased from $6.232 million at the end of 2007 to $11.061 million at the end of 2008 and $23.578 million at the end of 2009.

The components of foreclosed property expenses for the last three years are contained in the following table:

(Dollars in thousands)	2009	2008	2007
Losses on sales of other real estate	$1,677	$258	$24
Write-downs of other real estate	4,101	1,117	255
Other real estate expenses	1,543	557	284
Rental income on other real estate properties	(38)	(19)	(11)
Total foreclosed property expenses	$7,283	$1,913	$552

FDIC insurance assessments in 2009 increased significantly over 2008 as (1) assessment rates for the first quarter of 2009 were increased by 7 basis points by the FDIC over the 2008 assessment rates, (2) credits used to reduce assessments paid were fully used up in 2008, (3) amounts paid due to the special assessment for insured deposits in excess of $250,000 in the Temporary Liquidity Guarantee Program and (4) a special banking industry assessment of 5 basis points on total bank assets less Tier 1 risk-based capital accrued during the second quarter of 2009. The special assessment accrued during the second quarter of 2009 was $749 thousand. During the third quarter the base assessment rate for the Company increased from 14 basis points to 22 basis points based on a change in the classification of the Company into a lower performance category.

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

In the fourth quarter of 2008 loan loss accruals of $10.684 million were recorded for loan impairments, confirming the decrease in net realizable loans that was implied in the November goodwill impairment testing. The Company performed a subsequent goodwill impairment test as of December 31, 2008 with no goodwill impairment indicated. The fair value of the community banking unit was valued using a discounted cash flow analysis. Earnings were expected to be positive for 2009, with approximately $12.000 million in loan losses, and subsequently returning to normal over time and achieving a 1.00% return on assets in the fourth year of the five-year projection. Low loan growth was expected with no improvement in the net interest margins. The same discount rate and multiple of earnings terminal value were used from the November test. Even though the first step test of the community banking unit resulted in an estimated fair value in excess of its carrying value, a valuation of the loan portfolio was performed to determine if there was still a significant difference between its fair value and book value. This valuation confirmed that the loan portfolio had a fair value of approximately $65 million less than its gross (before being reduced by the allowance for loan losses) balance as disclosed in Note 20 – Regulatory Matters concerning fair value, in the Company’s December 31, 2008 financial statements. Therefore, if the fair value of the community banking unit had been less than its book value, the impairment would have been primarily in the loan portfolio and not in the goodwill asset.

FIRST M&F CORPORATION AND SUBSIDIARY

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

Management continued to monitor the Company’s stock price throughout the year. As the stock price dropped below $3.00 per share in October and beyond, management decided to perform a fourth quarter goodwill impairment test. The test was performed as of December 31, 2009. The fourth quarter impairment test was performed using the same methodologies as the March 31, 2009 test. The first step of the impairment test was to determine the fair value of the community banking unit, which was defined as the consolidated company consistent with the March 31, 2009 test. Three different valuation methodologies were used, resulting in a weighted average calculation of fair value. The methodologies were (1) a market-based comparable transactions method, (2) a control premium method and (3) a discounted cash flow method. The comparable transactions approach used bank acquisition multiples for deals during 2009 for banks with high nonperforming asset percentages. Since the Company’s nonperforming assets were larger as a percentage of assets than those of the acquired institutions in 2009, a downward adjustment was made to reflect the estimated effect of the lower asset quality on the pricing of a deal. The adjustment was based on the judgment of investment bankers who are familiar with financial institution merger and acquisition activity. The comparable transaction approach resulted in a valuation of $65 million for the community banking unit. The control premium approach used the quoted trading price of the Company’s stock and adjusted it for control premiums paid in financial institution merger transactions that were observed over the course of 2009. The average observed premiums were in a range of 56.0% to 59.7% with median premiums in a 36.6% to 36.9% range. A premium of 45% was determined to be a reasonable estimate, which resulted in a valuation of $28 million. The discounted cash flow approach used estimated cash flows for a five-year forecast period based on the Company’s financial forecasts, the repayment of the TARP CPP funds, and a terminal value based on the median transaction price for banks in the southeast over the last three years. The cash flows were discounted at an expected market return of approximately 14.5%, resulting in a valuation of $121 million. The three methodologies were weighted with more of the weight being allocated to the methods using observable market transactions and less weight allocated to the discounted cash flow approach. The final valuation, which was determined to be categorized as using Level 3 inputs, was $60 million. Since the estimated fair value was less than the Company’s carrying value of common stockholders’ equity, the second step of the goodwill impairment test was carried out. The second step consists of allocating the estimated fair value to the assets and liabilities of the community banking unit, based upon the reporting unit’s asset and liability fair values. The fair values of loans, deposits and other borrowings were determined using discounted cash flow methodologies and market discount rates. The fair value of investments was determined using the pricing as disclosed in Note 2 – Fair Value. The fair value of the subordinated debentures was determined using observed market prices for trust preferred securities. The core deposit intangible asset value was determined by discounting the difference between the cash flows of the non-time deposit base and comparable borrowings using the Company’s estimated weighted average cost of capital. The cash flows used for the loan portfolio valuation were adjusted for credit-related deterioration related to construction loans, delinquent loans and nonaccrual loans. The net amount of the fair values of assets and liabilities individually determined exceeded the $60 million estimated fair value of the community banking unit. Therefore, there was no value to allocate to goodwill. This resulted in the impairment write-off of the remaining balance of goodwill of $16.772 million at December 31, 2009.

FIRST M&F CORPORATION AND SUBSIDIARY

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

Income Taxes

Due to a significant addition to the provision for loan losses, a non-tax deductible goodwill impairment charge and other intangible asset impairments the Company incurred pre-tax losses and accrued an income tax benefit for 2009. The $18.104 million tax benefit for 2009 includes a deferred tax benefit of $10.855 million and a current tax benefit of $7.249 million. At December 31, 2009, the Company had a current tax benefit receivable of $8.498 million and a deferred tax asset of $15.219 million. Over the past five years the Company has paid annual federal taxes ranging from $3.500 million to $5.200 million. Management expects that the current tax benefits generated due to the 2008 and 2009 credit-related losses will be realized either through carry-backs to prior tax years or through carry-forwards. Management has also reviewed its deferred tax assets and determined that it is more likely than not that the deferred tax assets will be realized and therefore no valuation allowance has been accrued. The Company expects to utilize the tax benefits implicit in the deferred tax asset in the foreseeable future when (1) current tax benefits increase as losses are realized through loan charge-offs and collateral foreclosures and dispositions and (2) future earnings become sufficient to absorb the deductions. The following table shows the earnings, tax effect and effects on tax rates of the loan loss accrual and the primarily non-tax deductible goodwill and other impairment charges separate from the remaining statement of operations items on 2009’s financial results:

		Intangible
		Asset and
	Before	Goodwill	Loan Loss
	Impairments and	Impairment	Accrual	Loss as
(Dollars in thousands)	Loan Loss Accrual	Effect	Effect	Disclosed
Net income (loss) before tax	$5,512	$(33,820)	$(49,601)	$(77,909)
Income taxes	862	(465)	(18,501)	(18,104)

Net income (loss) before noncontrolling interests	$4,650	$(33,355)	$(31,100)	$(59,805)

Effective tax rate before noncontrolling interests	15.64%	1.37%	37.30%	23.24%

Excluding the effect of $2.105 million in tax-exempt securities income and $762 thousand in non-taxable corporate-owned insurance revenues, the average tax rate for earnings before impairments and loan loss accruals was 34.67%.

The tax benefit in 2008 resulted primarily from the $17.214 million increase in loan loss accruals. Excluding the loan loss accruals, net income before taxes would have been $18.843 million with a tax expense of $5.925 million, resulting in an average tax rate of 31.44%.

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

The Company had no recognized uncertain tax positions as of December 31, 2008 or 2009 and therefore did not have any tax accruals during 2008 or 2009 related to uncertain positions.

FIRST M&F CORPORATION AND SUBSIDIARY

Quarterly Financial Trends (Unaudited)

The following table summarizes components of the Company’s statements of operations by quarter for 2009 and 2008:

	2009
	First	Second	Third	Fourth
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter

Interest income	$20,261	$19,160	$19,926	$19,486
Interest expense	8,417	7,895	7,628	7,299
Net interest income	11,844	11,265	12,298	12,187
Provision for loan losses	19,840	9,195	4,805	15,761
Noninterest income	5,188	4,976	5,381	4,425
Noninterest expense	31,041	15,815	14,140	34,876
Income taxes	(6,592)	(3,660)	(1,137)	(6,715)
Noncontrolling interest	(16)	2	7	1
Net income (loss)	$(27,241)	$(5,111)	$(136)	$(27,311)
Per common share:
Net income (loss) – basic	$(2.99)	$(.61)	$(.06)	$(3.03)
Net income (loss) - diluted	$(2.99)	$(.61)	$(.06)	$(3.03)
Cash dividends	.13	.01	.01	.01

	2008
	First	Second	Third	Fourth
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter

Interest income	$25,281	$23,405	$22,479	$22,123
Interest expense	12,154	10,305	9,459	9,374
Net interest income	13,127	13,100	13,020	12,749
Provision for loan losses	780	6,080	2,190	10,684
Noninterest income	5,512	5,270	5,517	4,832
Noninterest expense	13,354	13,460	13,229	14,241
Income taxes	1,363	(710)	902	(2,991)
Noncontrolling interest	3	6	6	4
Net income (loss)	$3,139	$(466)	$2,210	$(4,357)
Per common share:
Net income (loss) - basic	$.35	$(.05)	$.24	$(.48)
Net income (loss) - diluted	$.35	$(.05)	$.24	$(.48)
Cash dividends	.13	.13	.13	.13

Fourth Quarter Earnings

Loan loss accruals for the fourth quarter of 2009 were up by $10.956 million from the third quarter as the Company took significant loan write-downs with subsequent replenishment of the allowance for loan losses. Net charge-offs were $24.442 million during the fourth quarter as compared to $3.433 million during the third quarter of 2009. Consequently, the provision for loan losses increased to $15.761 million for the fourth quarter of 2009 as compared to $4.805 million for the third quarter.

Foreclosure expenses for the fourth quarter of 2009 were up by $3.985 million due primarily to write-downs of properties in the fourth quarter. Write-downs of other real estate properties of $3.178 million and losses on sales of properties of $682 thousand were taken during the fourth quarter of 2009.

The fourth quarter operating results also included a charge of $16.772 million for the impairment of the Company’s goodwill asset. The Company incurred a goodwill impairment charge of $15.800 million during the first quarter of 2009. A subsequent test, triggered by operating losses and a declining stock price, was performed as of December 31, 2009. This test resulted in the complete write-off of the remaining goodwill balance.

FIRST M&F CORPORATION AND SUBSIDIARY

FINANCIAL CONDITION

Earning Assets

The average earning asset mix for 2009 was 75.85% in loans, 19.52% in investments, and 4.63% in short-term funds. The average earning asset mix for 2008 was 82.89% in loans, 15.96% in investments and 1.15% in short-term funds. The average earning asset mix for 2007 was 82.16% in loans, 17.27% in investments, and .57% in short-term funds. Loans held for investment decreased by 10.05% in 2009 while deposits increased by 10.06%. Loans held for investment decreased by 3.51% in 2008 while deposits decreased by .08%. Loans held for investment grew by 12.15% in 2007 while deposits grew by 6.45%. The following table shows the volume changes in loans and deposits over the last three years:

(Dollars in thousands)	2009	2008	2007

Net increase (decrease) in loans	$(118,255)	$(42,840)	$132,152
Net increase (decrease) in deposits	126,876	(1,068)	76,473
Ratio of loan growth to deposit growth	(93.21)%	4,011.24%	172.81%

Assets increased by 4.14% from December 31, 2008 to December 31, 2009, and decreased by 3.44% from December 31, 2007 to December 31, 2008. Investments increased by 25.27% in 2009 after decreasing by 4.21% in 2008. The Company purchased $51.832 million in government-sponsored entity securities and $86.283 million in mortgage-backed securities during 2009. Liquidity from mortgage-backed securities’ sales, deposit growth, a reduction in the loan portfolio and funds received through the U. S. Treasury CPP program was used to fund the purchases and build the Company’s short-term liquidity position. Approximately $10.629 million of mortgage-backed securities were sold during 2009 for a gain of $449 thousand to take advantage of the improved pricing in the mortgage-backed markets. Liquidity provided by deposit growth and maturities of government-sponsored entity securities during 2008 were used to purchase $63.305 million of mortgage-backed securities and $24.154 million of municipal bonds, as the loan portfolio did not require any additional funding.

Real estate-related loans decreased during 2009 as the Company sought to remove problem real estate loans and diversify into other areas. The amount of construction and land development loans was reduced by more than 50% during 2009 as loans were worked out, charge-off, sold and foreclosed on. Consumer loans grew steadily over the course of 2009. The Company began the process of diversifying the product mix of the loan portfolio during the first quarter of 2009 by de-emphasizing commercial and residential construction loans. A renewed emphasis was made on consumer and small business commercial loans. Loans held to maturity decreased by $118.255 million or 10.05% from December 31, 2008 to December 31, 2009, and decreased by $42.840 million or 3.51% from December 31, 2007 to December 31, 2008. Management expects that the loan portfolio’s decline or increase in size over the next year will depend on the resolution of the remaining real estate-related and other problem loans as well as the strength of the economy as it relates to consumer and commercial loans. Loans held for investment as a percent of total assets were 63.64% at December 31, 2009, 73.68% at December 31, 2008, and 73.74% at December 31, 2007.

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

Excluding acquisitions commercial loans decreased by 5.71% in 2009, decreased by 24.63% in 2008 and grew by 12.29% in 2007. The asset-based lending operation portfolio in Memphis, M&F Business Credit, Inc., grew by 3.85% in 2009, grew by 9.14% in 2008 and grew by 7.11% in 2007.

No loan growth is expected for 2010 as the economy should continue to be weak and the remaining problem loans in the portfolio are worked out. A challenge for the Company going forward is the diversification of the loan portfolio to reduce concentration risks. A move toward commercial and consumer lending is requiring a change in the mix of skills within the team of lenders, which will unfold over the coming years. The strength of the Madison, Hinds, Lee and DeSoto County economies has historically provided growth opportunities for the Company in Mississippi. The Company’s expansion efforts in Memphis, Tennessee, in and around Birmingham, Alabama, and in northwest Florida provided significant growth during 2007. When the economy improves, these markets should recover and begin to provide loan demand.

FIRST M&F CORPORATION AND SUBSIDIARY

Liability Management

Deposits increased by 10.06% during 2009 and were flat during 2008. The following table shows the breakdown by deposit category of core deposits and public funds deposits growth from December 31, 2008 to December 31, 2009:

	Core Customers		Public Funds		Total Deposits
(Dollars in thousands)	Increase (Decrease)		Increase (Decrease)		Increase (Decrease)
	Amt.	Pct.	Amt.	Pct.	Amt.	Pct.
Noninterest-bearing	$39,978	23.28%	$9,912	142.31%	$49,890	27.92%
NOW	35,983	21.25	56,228	117.10	92,211	42.43
MMDA	(28,176)	(17.73)	7,382	31.53	(20,794)	(11.40)
Savings	(1,325)	(1.16)	(192)	(41.58)	(1,517)	(1.33)
Customer CDs	60,702	13.31	(53,193)	(57.03)	7,509	1.37
Brokered CDs	(2,219)	(13.03)	1,796	72.86	(423)	(2.17)
Total	$104,943	9.66%	$21,933	12.56%	$126,876	10.06%

Interest-bearing checking and certificate of deposit core customer deposits were up during 2009. The interest-bearing Summit Checking account continued to be the sales leader for deposit products for 2008 and 2009. The Summit Checking account was introduced during the fourth quarter of 2007. This account is designed to pay a premium deposit rate if the customer meets certain criteria related to electronic banking and debit card transaction activity. Summit accounts, which are classified as NOW accounts, increased by $27.479 million during 2009 and by $56.046 million during 2008. The Company became less aggressive in its rate-bidding process for certificates of deposits of municipalities during 2009 as deposit growth occurred in noninterest-bearing and interest-bearing checking accounts. The core noninterest-bearing and interest-bearing deposit growth occurred as consumers cut spending and began to accumulate liquidity during uncertain economic times. Customer and employee incentives were used during 2008 to promote checking and interest-bearing transaction accounts over more price-sensitive certificates of deposit. Certificates of deposit were de-emphasized during 2008 and balances decreased accordingly by 7.04%. Approximately half of the Company’s deposit growth in 2007 occurred in Rankin County, Mississippi, the Memphis, Tennessee metro area and the Florida markets. The 2007 growth occurred primarily in consumer and commercial money-market accounts and certificates of deposit. The Company’s long-term strategy is to build the core customer deposit base and rely less on borrowed funds as a primary source of liquidity. A source of deposits available to the Company is the brokered CD market which is used when funding is needed within a short period of time. Additionally, when borrowed funds are less costly than time deposits or brokered deposits, the Company will still look to those sources to help maintain the spread between the yield on earning assets and the cost of funds.

FIRST M&F CORPORATION AND SUBSIDIARY

The following table shows the deposit mix for the last three year ends:

(Dollars in thousands)	December 31, 2009	December 31, 2008	December 31, 2007

Noninterest-bearing demand	$228,579	$178,689	$191,206
NOW deposits	309,545	217,334	190,067
Money market deposits	161,570	182,364	156,364
Savings deposits	112,764	114,281	105,924
Certificates of deposit	556,733	549,224	590,831
Brokered certificates of deposit	19,072	19,495	28,063
Total	$1,388,263	$1,261,387	$1,262,455

The following table shows the mix of public funds deposits as of the last three year ends:

(Dollars in thousands)	December 31, 2009	December 31, 2008	December 31, 2007

Noninterest-bearing demand	$16,877	$6,965	$6,990
NOW deposits	104,247	48,019	66,157
Money market deposits	30,793	23,411	15,336
Savings deposits	277	469	290
Certificates of deposit	40,072	93,265	89,842
Brokered certificates of deposit	4,261	2,465	1,580
Total	$196,527	$174,594	$180,195

Other borrowings decreased by 19.16% in 2009, decreased by 24.72% in 2008 and increased by 20.98% in 2007. The decreases in borrowings were primarily funded through liquidity provided by deposit growth and loan portfolio paydowns. Amounts of borrowings maturing within one year increased from 33.62% of other borrowings at December 31, 2008 to 62.20% at December 31, 2009. Management intends to allow borrowings to decrease as they mature while deposits are used as a primary source of funding.

In February 2006 the Company formed First M&F Statutory Trust I for the purpose of issuing corporation-obligated mandatory redeemable capital securities to third-party investors and investing the proceeds from the sale of the capital securities in floating rate junior debentures of the Company. The $30 million in proceeds were used to fund the acquisition on February 17, 2006 of Columbiana Bancshares, Inc. The 30-year junior subordinated debentures pay interest quarterly at a rate of 6.44% fixed for five years, converting then to floating at a rate equal to three month LIBOR plus 133 basis points. These junior subordinated debentures, net of the Company’s investment in the variable interest entity, qualify with certain limitations as Tier 1 capital for regulatory purposes. The Company expects to have sufficient cash flows to retire the debt according to its contractual terms.

The Company is required to seek prior approval from the Federal Reserve Bank of St. Louis to pay the interest on the subordinated debentures as well as to pay dividends on its preferred stock.

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

The turmoil that began in the sub-prime mortgage markets in 2007 evolved into a liquidity crisis as investors became less willing to purchase commercial paper and beneficial interests of entities that invested in mortgages and mortgage-related securities. This lack of liquidity surfaced in mutual funds as holdings had to be written down and shareholders began to redeem their shares. The demand for cash by the investors forced large liquidations of fund holdings, thus putting extreme downward pressure on asset prices. During 2008 and into 2009, the economy slowed considerably, adding to the negative effects of the original mortgage crisis. As investors became less willing to purchase securities, the markets for many instruments became illiquid, with few if any transactions occurring. Therefore, anyone who valued an instrument based upon the last observed transaction usually had to use a price that was set by a desperate seller and a buyer who acted as a market vulture. This was the case even when the instrument was performing and cash flows seemed intact. This lack of liquidity and dearth of quoted prices resulted in extremely large write-downs of assets on the books of companies such as investment banks who accounted for most of their assets at fair value with changes flowing through earnings.

During 2008, the Financial Accounting Standards Board clarified its fair value standard as it is applied in situations where the market for a financial asset is not active. This clarification provided that other information may be more relevant than historical trading prices in valuing an instrument when markets are disrupted to the point that there are only a few observable transactions and those transactions are distressed and do not reflect the economics underlying the instruments. This clarification reduced the amounts of fair value write-downs taken by banks during the fourth quarter of 2008 and into 2009.

The Company has investments in five asset-backed securities also known as collateralized debt obligations (CDOs) that are beneficial interests. These beneficial interests were issued by vehicles that used the proceeds to invest in trust preferred securities of commercial banks. Trust preferred securities are a long-term form of capital that were used by commercial banks during the past three to five years to fund acquisitions of other banks, repurchases of common stock and denovo expansion efforts. Some of the trust preferred securities in these trusts were issued by banks that incurred significant losses on sub-prime mortgages and other real estate-related loans, resulting in defaults on the trust preferred securities. As defaults and deferrals of dividend payments on these securities have increased, covenants have been triggered within these trusts to divert incoming cash flows toward the payment of the most senior securities issued by the trusts. As this occurred, the trusts began to defer interest payments on the less senior instruments. The financial troubles which led to deferrals of payments by the issuing banks led to a re-evaluation of the credit quality of the beneficial interests, secured by the issuing bank trust preferred securities, issued by the trusts. These reviews resulted in downgrades by Moody’s of the five CDOs that the Company owns to below investment grade. Since observable transactions in these securities are extremely rare, the Company uses assumptions that a market participant would use in valuing these instruments. These assumptions primarily include cash flow estimates and market discount rates. The cash flow estimates are sensitive to the assumptions related to the ability of the issuers to pay the underlying trust preferred securities according to their terms. The market discount rates depend on transactions, which are rare given the lack of interest of investors in these types of beneficial interests. As of the end of 2009, the Company carried these investments at 25.90% of amortized cost, with the unrealized losses of approximately $3.091 million recorded in stockholders’ equity, net of tax, as a component of other comprehensive income. As of the end of 2008, the Company carried these investments at 78.53% of amortized cost, with the unrealized losses of approximately $1.085 million recorded in stockholders’ equity, net of tax, as a component of other comprehensive income.

The Company recorded $829 thousand in other-than-temporary impairment losses through earnings on these securities in 2009. The credit downgrades at the end of 2008 and in the first quarter of 2009 were the first indicator that an other-than-temporary impairment may be present in some of these beneficial interests. Impairment tests are performed quarterly and consist of estimating the cash flows that are available to pay the beneficial interests and discounting those cash flows using the Company’s initial yield at purchase as the discount rate. Any deficit of the discounted value below the book value of the beneficial interest is considered a credit-related other-than-temporary impairment and is charged against current earnings. The remainder of the difference between the fair value and the book value of the beneficial interested is considered an other-than-temporary impairment charged separately to other comprehensive income. The second quarter testing resulted in a $175 thousand credit-related impairment charge against earnings and a $218 thousand other impairment charge to other comprehensive income on one beneficial interest. The third quarter testing resulted in a $237 thousand credit-related impairment charge against earnings and a $994 thousand other impairment charge to other comprehensive income on two beneficial interests. The fourth quarter testing resulted in a $417 thousand credit-related impairment charge against earnings and a $1.486 million other impairment charge to other comprehensive income on three beneficial interests.

FIRST M&F CORPORATION AND SUBSIDIARY

An economic by-product of the sub-prime mortgage crisis has been the slow-down in the housing markets. Lack of demand in housing, an over-supply of homes on the market, a tightening of available credit by banks and a general deterioration in the economy have affected the Company’s ability to dispose of foreclosed properties and to arrive at values of real estate collateral for loan impairment testing. As real estate values fell throughout 2008 and into 2009, the Company experienced losses on sales and write downs of foreclosed real estate of $5.778 million in 2009 as compared to $1.376 million in 2008. Real estate-related loan impairment calculations became more severe, resulting in $42.368 million in loan loss accruals related to real estate secured loans in 2009 as compared to $16.734 million in 2008. The Company estimates that fair values of properties related to land development and construction and commercial real estate will remain under pressure into 2010, and may result in additional loan loss accruals for loan impairments.

The Company accounts for mortgages held for sale at the lower of cost or fair value. Fair values of mortgages are primarily influenced by market rates. The Company also uses credit spreads in valuing mortgages held for sale. Since these loans are originated to conform to FNMA underwriting standards, their values are not influenced by the sub-prime mortgage market. These mortgages are generally sold within 90 days of origination and retention of these mortgages in the Company’s loan portfolio is rare. The Company also issues rate locks related to loan originations and receives purchase commitments from correspondent bank investors to purchase the loans when they are originated. These commitments to originate and purchase are accounted for as derivatives and are therefore marked to fair value every month with changes being recorded in mortgage banking income. Fair value adjustments for origination derivatives contributed $17 thousand in revenues to mortgage banking income during 2009 and $72 thousand in revenues to mortgage banking income during 2008. Fair value adjustments for forward sale derivatives contributed $80 thousand in revenues to mortgage banking income during 2009 and increased mortgage banking revenues by $14 thousand during 2008.

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

The adequacy of the allowance for loan losses is evaluated quarterly with provision accruals approved by the Board. Allowance adequacy is dependent on loan classifications by external examiners and by internal and external loan review personnel, past due loans, collateral reviews, loan growth and loss history. As part of this evaluation, individual loans are reviewed for impairment. Loans with high risk grades, generally implying a substandard classification, are selected for individual impairment tests. Loan grades are a significant indicator in determining which loans to individually test for impairment because the loan grading process incorporates past due status, payment history, customer financial condition and collateral value in assigning individual grades to loans. Nonaccrual loans are also generally selected for individual impairment tests. Loans that have been modified in a troubled debt restructuring are also selected for individual impairment tests. An impairment exists if management estimates that it is probable that the Company will be unable to collect all contractual payments due. For collateral-dependent loans, those for which the repayment is expected to be provided solely by the underlying collateral, impairment is based on the value of the related collateral. Otherwise, impairment is based on the estimated present value of expected cash flows discounted at the effective interest rate of the loan. The material estimates necessary in this process make it inherently subjective and make the estimates subject to significant changes and may add volatility to earnings as provisions are adjusted. Loans not individually tested for impairment are grouped into risk-rated pools and evaluated based on historical loss experience. Additionally management considers specific external credit risk factors (“environmental factors”) that may not be reflected in historical loss rates such as: (1) a potential for a slow-down in the real estate market and its effect on real estate concentrations; (2) trends in loan to value exception rates; (3) general economic conditions; (4) higher fuel costs; and (5) reviews of underwriting standards in our various markets. These and other environmental factors are reviewed on a quarterly basis.

FIRST M&F CORPORATION AND SUBSIDIARY

The Company has experienced stress in the construction and land development portfolio as well as in its commercial real estate-secured portfolio. The Company experienced a large increase in the amount of past due and non-accrual real estate-secured construction and commercial loans during 2008, a trend which continued into 2009. Management has addressed the problem of liquidating nonperforming loans by creating a special problem asset group within the organization, separate from the ongoing credit operations and lending activities of the Company. Problem loans, including large nonaccrual loans, have been assigned to this group of specialists with the intent of liquidating the loans or their collateral in an orderly fashion. Over the course of 2009 many real estate-secured loans have been worked out or foreclosed on and properties disposed of. This group will continue to work out problem loans and market foreclosed other real estate for the foreseeable future.

Approximately 68.81% of the $44.549 million in nonaccrual loans at December 31, 2009 were in construction and development and commercial real estate loans. These nonaccrual balances consisted of several large loans rather than a great many small loans.

The following table summarizes the number and amount of nonaccrual construction and land development loans of $500 thousand or more at the end of each quarter from December 31, 2008 through December 31, 2009.

(Dollars in thousands)
	Number of Loans	Amount
Balance at 12/31/08	6	$11,280

Balance at 03/31/09	12	29,114

Balance at 06/30/09	21	36,932

Balance at 09/30/09	20	36,050

Balance at 12/31/09	13	19,297

The following table summarizes the number and amount of nonaccrual commercial real estate loans of $500 thousand or more at the end of each quarter from December 31, 2008 through December 31, 2009.

(Dollars in thousands)
	Number of Loans	Amount
Balance at 12/31/08	2	$1,605

Balance at 03/31/09	3	10,988

Balance at 06/30/09	6	17,314

Balance at 09/30/09	7	7,595

Balance at 12/31/09	2	3,496

FIRST M&F CORPORATION AND SUBSIDIARY

The following tables list construction and commercial real estate loans, along with their impairment allowances, that were in non-accrual status and had balances of $500 thousand or more at December 31, 2008 and at December 31, 2009.

	December 31, 2008		December 31, 2009
	Six Largest Loans		Ten Largest Loans
(Dollars in thousands)	Non-accrual	Impairment	Non-accrual	Impairment
Note, Market	Balance	Allowance	Balance	Allowance
1. Niceville, FL	$3,578	$-	$2,600	$-
2. Pelham, AL	-	-	1,999	-
3. Oxford, MS	-	-	1,960	-
4. Cordova, TN	-	-	1,849	-
5. Madison, MS	-	-	1,770	-
6. Madison, MS	-	-	1,760	-
7. Niceville, FL	-	-	1,465	-
8. Inverness, AL	2,421	620	1,400	-
9. Madison, MS	-	-	1,210	-
10. Brandon, MS	-	-	1,036	-
11. Inverness, AL	1,688	-	-	-
12. Oxford, MS	1,463	195	-	-
13. Oxford, MS	1,315	615	-	-
14. Oxford, MS	815	-	-	-
Totals	$11,280	$1,430	$17,049	$-

Total nonaccrual construction and land development loans	$13,724	$1,483	$25,655	$36

	December 31, 2008		December 31, 2009
	Two Largest Loans		Two Largest Loans
(Dollars in thousands)	Non-accrual	Impairment	Non-accrual	Impairment
Note, Collateral Location	Balance	Allowance	Balance	Allowance
15. Brandon, MS	$-	$-	$2,980	$-
16. Southaven, MS	-	-	516	-
17. Oxford, MS	938	100	-	-
18. Columbiana, AL	667	148	-	-
Totals	$1,605	$248	$3,496	$-

Total nonaccrual commercial real estate loans	$2,575	$255	$5,001	$-

FIRST M&F CORPORATION AND SUBSIDIARY

The following table summarizes information relevant to the impairment determinations for the ten largest construction and development loans and the two largest commercial real estate loans that were in non-accrual status at December 31, 2009.

			Non-accrual	Impairment	Information
(Dollars in thousands)	Type of	Type of	Balance	Allowance	Supporting
Note, Market	Borrower	Collateral	12/31/09	12/31/09	Allowance
1. Niceville, FL	Commercial Developer	Vacant Land	$2,600	$-	Appraisal dated 02/10/09

2. Pelham, AL	Commercial Developer	Commercial Subdivision	1,999	-	Appraisal dated 03/25/09

3. Oxford, MS	Residential Developer	Condominium	1,960	-	Appraisal dated 06/01/09

4. Cordova, TN	Commercial Developer	Vacant Land	1,849	-	Appraisal dated 09/25/08 Updated 02/10/10

5. Madison, MS	Residential Developer	Vacant Land	1,770	-	Appraisal dated 09/21/09

6. Madison, MS	Commercial Developer	Commercial Subdivision	1,760	-	Appraisal dated 12/17/08

7. Niceville, FL	Residential Developer	Residential Subdivision	1,465	-	Appraisal dated 11/23/09

8. Inverness, AL	Commercial Developer	Commercial	1,400	-	Appraisal dated 10/03/08

9. Madison, MS	Residential Developer	Vacant Land	1,210	-	Appraisal dated 09/30/09

10. Brandon, MS	Commercial Developer	Vacant Land	1,036	-	Estimated Cash Flow

11. Brandon, MS	Commercial	Commercial Property	2,980	-	Appraisal dated 05/15/09

12. Southaven, MS	Commercial	Commercial Property	516	-	Appraisal dated 03/02/09
Through 2007 and into 2008 the majority of loans that were individually reviewed for impairment were in accrual status but had risk ratings that indicated potential or actual impairment. Toward the end of 2008 and into the first quarter of 2009 many of these loans required an impairment allowance and also were placed into non-accrual status. The additions to the impairment allowance and the non-accrual loan balances in 2009 occurred primarily in construction and land development loans. Many of these loans were foreclosed on during 2009. Many remaining nonaccrual loans were written down to their collateral values, resulting in a small allowance for loan losses remaining for nonaccrual loans at the end of 2009.

FIRST M&F CORPORATION AND SUBSIDIARY

The following table shows a distribution of the totals for construction loans evaluated for impairment and the impairment allowances allocated to those loans at December 31, 2008 and December 31, 2009.

	December 31, 2008		December 31, 2009
(Dollars in thousands)	Loan	Impairment	Loan	Impairment
	Balance	Allowance	Balance	Allowance
Non-accrual loans	$13,724	$1,483	$25,655	$36
Accruing loans with an allowance	38,302	9,956	16,646	6,028
Accruing loans without an allowance	16,320	-	11,758	-
Total	$68,346	$11,439	$54,059	$6,064

The following table shows a distribution of the totals for commercial real estate loans evaluated for impairment and the impairment allowances allocated to those loans at December 31, 2008 and December 31, 2009.

	December 31, 2008		December 31, 2009
(Dollars in thousands)	Loan	Impairment	Loan	Impairment
	Balance	Allowance	Balance	Allowance
Non-accrual loans	$2,575	$255	$5,001	$-
Accruing loans with an allowance	10,009	505	19,962	3,621
Accruing loans without an allowance	2,106	-	23,149	-
Total	$14,690	$760	$48,112	$3,621

The dollar volume of commercial real estate loans reviewed for impairment significantly increased from the end of 2008 to the end of 2009. As of the end of 2009, the nonaccrual commercial real estate loans with impairments had been written down to their estimated fair values, less costs to sell. Included in the accruing loans that had impairments at the end of 2009, one in the Oxford, Mississippi market had an outstanding balance of $9.761 million with an impairment allowance of $1.405 million. Another significant loan with an impairment allowance was a loan in the Niceville, Florida market with an outstanding balance of $4.060 million and an impairment allowance of $870 thousand. The Mississippi loan was not past due at the end of the year and is secured by retail stores while the Florida loan was over 30 days past due at the end of the year and is secured by office space.

FIRST M&F CORPORATION AND SUBSIDIARY

The following table shows the trend in credit quality related to the largest segments of the real estate loan portfolio.

		Past Due	Past Due
		30 – 89	90 Days
		Days	Or More		Year-To-
(Dollars in thousands)	Outstanding	And Still	And Still		Date Net
	Balances	Accruing	Accruing	Nonaccrual	Charge-Offs
Construction and development loans:
12/31/09	$123,254	$3,119	$901	$25,655	$38,713
09/30/09	187,559	6,124	4,750	44,447	20,395
06/30/09	208,956	8,060	1,750	44,393	18,378
03/31/09	251,612	22,388	341	32,375	2,059
12/31/08	255,655	13,216	3,227	13,724	3,999

Loans secured by 1-4 family properties:
12/31/09	$239,921	$4,512	$312	$4,490	$3,362
09/30/09	242,010	3,930	263	5,555	2,408
06/30/09	249,895	4,106	72	6,227	1,684
03/31/09	249,119	6,763	169	4,040	380
12/31/08	255,488	5,819	667	2,725	1,901

Commercial real estate-secured loans:
12/31/09	$440,560	$12,555	$1,208	$5,001	$2,611
09/30/09	410,093	10,110	317	8,976	220
06/30/09	390,813	11,068	379	18,409	190
03/31/09	389,248	5,153	700	11,769	152
12/31/08	406,886	3,149	553	2,575	883

The following table shows overall statistics for non-performing loans and other assets of the Company:

(Dollars in thousands)	December 31	December 31	December 31
	2009	2008	2007
Nonaccrual loans	$44,549	$20,564	$22,095
Other real estate	23,578	11,061	7,191
Investment securities	825	-	-

Total non-performing assets	$68,952	$31,625	$29,286

Past due 90 days or more and still accruing interest	$2,479	$5,686	$634
Restructured loans (accruing)	4,620	3,664	-

Ratios:
Nonaccrual loans to loans	4.17%	1.74%	1.82%
Past due 90 day loans to loans	.23%	.48%	.05%
Non-performing credit assets to loans and other real estate	6.24%	2.65%	2.40%
Non-performing assets to assets	4.15%	1.98%	1.78%

The Company is still in the process, begun in 2008, of working through the negative effects of the real estate downturn. The length and depth of any further deterioration will depend on the strength of the economy and of the housing and commercial real estate sectors. A continued deterioration in real estate values could result in further impairments, resulting in additional write-downs of loans. Management does not know of any additional material contingencies that could negatively affect the remainder of the loan portfolio during 2010.

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

FIRST M&F CORPORATION AND SUBSIDIARY

Defined Benefit Pension Plan

The Company has a defined benefit pension plan that it froze in September 2001. For accounting purposes, the plan’s funded status was a net liability of $801 thousand at the end of 2008. The plan had an unamortized actuarial loss of $4.528 million that was recorded in stockholders’ equity within other comprehensive income at the end of 2008. The actuarial loss balance is being amortized against earnings on a straight-line basis through 2013. The Company expects to terminate the plan in five to seven years.

During 2009, the plan experienced gains in its investment portfolio of $1.175 million. These gains partially offset the losses of $2.364 million that were incurred in 2008. The funded status of the plan at the end of 2009 was a liability of $528 thousand. The unamortized actuarial loss balance decreased to $3.538 million at the end of 2009, with four more years remaining in its amortizable life. The amortization expense component of pension expense was $906 thousand in 2009 and $326 thousand in 2008. It is expected to be $884 thousand for 2010.

Two significant issues for the Company going forward are (1) how to adjust planned contributions to the pension plan since it experienced a net funded deficit at the end of 2008 and 2009 and (2) working with the higher expense level brought about by the unamortized actuarial loss and the shortening of the time frame for amortizing that loss against earnings. Management expects to manage pension contributions with the desire to terminate the plan within the next five to seven years. Management believes that the market will recover sufficiently in 2010 and beyond to reduce the unamortized actuarial loss by earning returns in excess of expectations. However, during 2010 and likely into 2011 the Company will experience pension expenses of approximately $800 thousand annually.

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

The asset/liability committee establishes guidelines, approved by appropriate board action, by which the current liquidity position of the Company is monitored to ensure adequate funding capacity. Accessibility to local, regional and other funding sources is also maintained in order to actively manage the funding structure that supports the earning assets of the Company. The Company and its bank subsidiary maintain secured lines of credit with correspondent banks, the Federal Home Loan Bank and the Federal Reserve.

The Company must obtain prior approval from the Federal Reserve Bank of St. Louis to obtain new borrowings. The bank subsidiary is not subject to the Federal Reserve approval requirement.

On December 12, 2007, the Company’s Board of Directors authorized a stock repurchase plan allowing for the purchase of up to 500,000 shares during the period of January through December 2008. This plan was not renewed in 2009.

During 2008, the Company repurchased 7,500 shares, related to its 2008 repurchase program, at an average price of $15.55 per share. The Board determined not to renew the repurchase plan for an additional twelve month period at the end of 2008. Reacquired shares are held as authorized but unissued shares to be used for general corporate purposes.

The Company did not have any stock option exercises during 2009 or 2008. During 2007, the Company issued 19,854 shares related to stock option exercises, at an average price of $15.37 per share.

The resulting debt from the stock repurchase programs was paid through dividends received by the Company from Merchants and Farmers Bank. The repurchase programs did not have any negative effect on liquidity.

FIRST M&F CORPORATION AND SUBSIDIARY

Interest Rate Sensitivity

Interest rate sensitivity is a function of the repricing characteristics of the Company’s portfolio of assets and liabilities. Interest rate sensitivity management focuses on repricing relationships of these assets and liabilities during periods of changing market interest rates. Management seeks to minimize the effect of interest rate movements on net interest income. Responsibility for managing the Company’s program for controlling and monitoring interest rate risk and liquidity risk and for maintaining income stability, given the Company’s exposure to changes in interest rates, is vested in the asset/liability committee. Appropriate policy and guidelines, approved by the board of directors, govern these actions. Monitoring is primarily accomplished through monthly reviews and analysis of asset and liability repricing opportunities, market conditions and expectations for the economy. In addition to these monthly reviews, a quarterly sensitivity analysis is performed to determine the potential effects of changes in interest rates on the Company’s net interest income and market value of equity. Cash flow analyses are also used to project short-term interest rate risks and liquidity risks.

The Company is currently in a negative gap position for assets and liabilities repricing within the next year. This generally means that for assets and liabilities maturing and repricing within the next 12 months, the Company is positioned for more liabilities to reprice than the amount of assets repricing. At the end of 2009, the one-year repricing gap stood at -6.17% as compared to +2.97% at the end of 2008. Factors influencing the change in the one-year repricing gap from positive to negative were (1) a decrease in loan and investment portfolio volumes, partially offset by a significant increase in short-term liquid funds, (2) approximately 7% growth in interest-sensitive deposits and (3) an increase in the amount of borrowings due, as the Company has over 50% of its Federal Home Loan Bank borrowings due to mature in 2010. According to interest-rate sensitivity analysis, the Company has low-to-moderate interest rate risk.

Capital Resources

Capital adequacy is continuously monitored by the Company to promote depositor and investor confidence and provide a solid foundation for future growth of the organization. The Company has historically kept the dividend payout ratio between 30% and 45%. Due to operating losses sustained during the fourth quarter of 2008 and into 2009 and projected losses for the remainder of 2009, the Company reduced the quarterly dividend rate to $.01 per share beginning in the second quarter of 2009 after maintaining a $.13 per share quarterly dividend rate from the second quarter of 2005 through the first quarter of 2009.

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

The Capital Purchase Program proceeds were used primarily to inject additional capital into the Company’s bank subsidiary. The acquisition of these funds has served, and will continue to serve, (1) to increase the Company’s capital position, (2) to provide liquidity for the Company’s and bank subsidiary’s operations and debt service obligations and (3) to act as a buffer against the effects on capital of future unpredictable events.

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

The Company may redeem the Class B, Series A Preferred Stock in whole or in part at $1,000 per share at any time, subject to the consent of the Federal Reserve Bank of St. Louis, which is the Company’s primary Federal banking regulator, and the U.S. Treasury Department.

FIRST M&F CORPORATION AND SUBSIDIARY

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

On November 11, 2009, the Company entered into an informal Memorandum of Understanding (the “MOU”) with the Federal Reserve Bank of St. Louis (the “Federal Reserve”). The MOU requires prior approval by the Federal Reserve of (1) the declaration or payment by First M&F Corporation of dividends to shareholders and (2) the payment of interest on outstanding trust preferred securities and the payment of dividends on outstanding TARP preferred stock and (3) the incurrence of additional debt by First M&F Corporation. The MOU is not a “written agreement” for purposes of Section 8 of the Federal Deposit Insurance Act, as amended.

The Company has a capital plan that includes monthly monitoring of capital adequacy and projects capital needs out eighteen months. The projections include assumptions made about earnings, dividends and balance sheet growth and are adjusted as needed each month. A capital contingency plan is also maintained as part of the Company’s Strategic Plan and is reviewed with the board of directors periodically. This plan details steps to be taken in the event of a critical capital need.

The Company repurchased 7,500 shares during 2008 at an average price of $15.55 per share. The Company did not repurchase any shares during 2009. The Company did not issue any shares upon the exercise of stock options during 2008 or 2009.

The Company’s stock is publicly traded on the NASDAQ Global Select Market, also providing an avenue for additional capital if it is needed. The Company’s shares traded at a rate of approximately 5,000 shares per day during 2009. There are two analysts who follow the Company and issue earnings forecasts.

The ratio of capital to assets stood at 6.29% at December 31, 2009, 8.51% at December 31, 2008, and 8.47% at December 31, 2007, with risk-based capital ratios in excess of the regulatory requirements. The Company’s regulatory capital ratios for 2009 and 2008 are summarized in Note 20 – Regulatory Matters of the audited financial statements included in Item 8, Financial Statements and Supplementary Data, in this Form 10-K.

FIRST M&F CORPORATION AND SUBSIDIARY

OFF-BALANCE SHEET ARRANGEMENTS

The Company’s primary off-balance sheet arrangements are in the form of loan commitments and operating lease commitments. At December 31, 2009, the Company had $145.335 million in unused loan commitments outstanding. Of these commitments, $100.946 million mature in one year or less. Lines of credit are established using the credit policy of the Company concerning the lending of money.

Letters of credit are used to facilitate the borrowers’ business and are usually related to the acquisition of inventory or of assets to be used in the customers’ business. Letters of credit are generally secured and are underwritten using the same standards as traditional commercial loans. Most standby letters of credit expire without being presented for payment. However, the presentment of a standby letter of credit would create a loan receivable from the Bank’s loan customer. The Bank’s asset-based lending subsidiary uses commercial letters of credit to facilitate the purchase of inventory items by its customers. There were no commercial letters of credit outstanding at the end of 2009. At December 31, 2009, the Company had $3.336 million in financial standby letters of credit issued and outstanding.

At December 31, 2009, there were $100 thousand in standby letters of credit issued on the Company’s behalf by a Federal Home Loan Bank. At December 31, 2008, there were $31.009 million of standby letters of credit issued on the Company’s behalf by a Federal Home Loan Bank. The Company uses these letters of credit primarily to pledge to certain state and municipality deposits and occasionally as additional collateral on loan participations sold and is obligated to the Federal Home Loan Bank if the letters of credit must be drawn upon.

Liabilities of $31 thousand at December 31, 2009, and $28 thousand at December 31, 2008, are recognized in Other Liabilities related to the obligation to stand ready to perform related to standby letters of credit.

The Company makes commitments to originate mortgage loans that will be held for sale. The total commitments to originate mortgages to be held for sale were $7.108 million at December 31, 2009. These commitments are accounted for as derivatives and are marked to fair value with changes in fair value recorded in mortgage banking income.  At December 31, 2009, mortgage origination-related derivatives with positive fair values of $8 thousand were included in other assets and derivatives with negative fair values of $1 thousand were included in other liabilities.

The Company also engages in forward sales contracts with mortgage investors to purchase mortgages held for sale. Those forward sale agreements that have a determined price and expiration date are accounted for as derivatives and marked to fair value through mortgage banking income. At December 31, 2009, the Company had $3.895 million in locked forward sales agreements in place. Forward sale-related derivatives with positive fair values of $77 thousand were included in other assets and no derivatives with negative fair values were included in other liabilities.

Mortgages that are sold generally have recourse until the first payment is made. The Company may also be required to repurchase mortgages that do not conform to FNMA or FHA underwriting standards or that contain critical documentation errors or fraud. The Company has not sustained any recourse-related losses in its mortgage program and the repurchase of mortgages has been an extremely rare event. Mortgages sold that had not reached the first payment date were $8.093 million at December 31, 2009. No recourse liability was recorded for these mortgages.

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

FIRST M&F CORPORATION AND SUBSIDIARY

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following table summarizes the obligations of the Company:

(Dollars in thousands)	Payments Due by Period
		Less			More
		Than 1	1 - 3	3 – 5	Than 5
Contractual Obligations	Total	Year	Years	Years	Years

Long-Term Debt	$122,510	$76,197	$13,098	$21,748	$11,467
Junior Subordinated Debentures	30,928	-	-	-	30,928
Capital Lease Obligations	-	-	-	-	-
Operating Leases	3,983	1,273	1,109	639	962
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities	-	-	-	-	-

Total	$157,421	$77,470	$14,207	$22,387	$43,357

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

(1)           Allowance for loan losses
(2)           Fair value
(3)           Goodwill, intangible assets and related impairment
(4)           Contingent liabilities
(5)           Income taxes

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

FIRST M&F CORPORATION AND SUBSIDIARY

Fair Value

Certain of the Company’s assets and liabilities are financial instruments carried at fair value. This includes securities available for sale and mortgage-related derivatives. Most of the assets and liabilities carried at fair value are based on either quoted market prices, market prices for similar instruments or market data for the instruments being valued. At December 31, 2009, less than 1% of assets measured at fair value were based on significant unobservable inputs.

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

The Company enters into interest rate lock agreements with customers during the mortgage origination process. These interest rate lock agreements are considered written options and are accounted for as derivatives. The Company also enters into forward sale agreements with investors who purchase originated mortgages. These forward sale agreements are also considered derivatives. Derivatives are accounted for at fair value with changes flowing through current earnings. The Company values interest rate lock agreements using the current 30-year and 15-year mortgage rates as a discount rate and adjusts cash flows based on dealer quoted pricing adjustments for certain credit characteristics of the commitments and estimated pull-through rates. The Company values forward sale agreements based on an average of investor quotes for mortgage commitments with similar characteristics with adjustments made for estimated servicing values.

Other real estate acquired through partial or total satisfaction of loans is carried at the lower of fair value, net of estimated costs to sell, or cost. The original cost of other real estate is recognized as the lesser of fair value of the property, net of estimated costs to sell, or the recorded loan balance at the date of acquisition (foreclosure). Any loss incurred at the date of acquisition is charged to the allowance for loan losses. The fair values of other real estate are usually based on appraisals by third parties. These fair values may also be adjusted for other market data that the Company becomes aware of.

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

The estimate of fair value is dependent on such assumptions as: (1) future cash flows determined from the budget, strategic plan, and forecasts of growth, (2) discount rates and earnings multiples used to determine the present value of those cash flows and (3) pricing and premium values based on market activity related to bank acquisitions. Management relies on third-party experts to perform procedures related to the steps involved in goodwill impairment testing to help management determine the existence and extent of any goodwill impairment of a reporting unit.

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

FIRST M&F CORPORATION AND SUBSIDIARY

Income Taxes

The Company, the Bank and the Bank's wholly owned subsidiaries, except for the credit insurance subsidiary, file consolidated Federal and state income tax returns. The estimates that pertain to the income tax expense or benefit and the related current and deferred tax assets and liabilities involves a high degree of judgment related to the ultimate measurement and resolution of tax-related matters. We determine the appropriate tax treatment of transactions and filing positions based on reviews of tax laws and regulations, court actions and other relevant information. These judgments enter into the estimate of current and deferred tax expenses or benefits and the related current and deferred tax assets and liabilities. Changes in these estimates occur as tax rates, tax laws or regulations change, as court decisions change the merits of certain tax treatments and as examinations by taxing authorities change our treatments of tax items. These changes impact tax accruals and can materially affect our operating results. We regularly evaluate our uncertain tax positions and estimate the appropriate level of tax accrual adjustments based on these evaluations.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Deferred income tax expenses (benefits) result from changes in deferred tax assets and liabilities between reporting periods. A valuation allowance, if needed, reduces deferred tax assets to the expected amount most likely to be realized. Realization of deferred tax assets is dependent upon the generation of a sufficient level of future taxable income and the recoverability of taxes paid in prior years. In determining whether a valuation allowance is needed, we consider (1) the amount of taxable income from prior years that may be used for carrybacks, (2) estimated future taxable earnings and (3) the effects of tax planning strategies.

Interest assessed by the taxing authorities is classified as interest expense and penalties are classified as income tax expense in the statement of operations.

FIRST M&F CORPORATION AND SUBSIDIARY

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk comes in the form of risk to the net interest income of the Company as well as to the market values of the financial assets and liabilities on the balance sheet and the values of off-balance sheet activities such as commitments. The Company monitors interest rate risk on a monthly basis with quarterly sensitivity analyses being performed on the balance sheet and economic value of equity. The following table shows the gap position of the Company at December 31, 2009, placing variable-rate instruments in the earliest repricing category and including estimated prepayment activity for certain loans and mortgage-backed securities. The gap positioning for deposits without maturities are estimated using a combination of factors that include deposit product price sensitivity estimates for increasing and decreasing rate periods. As the assumptions made regarding non-maturity deposits heavily influence the interest rate sensitivity analysis of the Company’s balance sheet, management frequently reviews these inputs to best reflect current deposit market forces and industry standards for monitoring these risk factors.

Rate Sensitivity Gap Report
As of December 31, 2009
(Dollars in thousands)	0-12 months	1-5 years	Over 5 years	Total

Short-term funds	$154,810	$-	$-	$154,810
Investments	84,311	143,094	57,145	284,550
Loans	508,805	484,602	75,199	1,068,606
Total earning assets	747,926	627,696	132,344	1,507,966

NOW, MMDA & savings deposits	336,349	25,763	221,767	583,879
Time deposits	424,094	151,711	-	575,805
Short-term borrowings	8,642	-	-	8,642
Other borrowings	81,479	41,031	30,928	153,438
Total int. bearing liabilities	850,564	218,505	252,695	1,321,764

Rate sensitive gap	$(102,638)	$409,191	$(120,351)

Cumulative gap	$(102,638)	$306,553	$186,202
Cumulative % of assets	(6.17)%	18.43%	11.20%

Interest rate shock analysis shows that the Company will experience a .53% increase over 12 months in its net interest income with a gradual (12 month ramp) and sustained 100 basis point decrease in interest rates. A gradual and sustained increase in interest rates of 200 basis points will result in a .17% decrease in net interest income.

An analysis of the change in market value of equity shows how an interest rate shock will affect the difference between the market value of assets and the market value of liabilities. With all financial instruments being stated at market value, the market value of equity will increase by 1.61% with an immediate and sustained increase in interest rates of 200 basis points. The market value of equity will decrease by 6.09% with an immediate and sustained decrease in interest rates of 100 basis points.

The Company has no hedging instruments in place at December 31, 2009.

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

Based on First M&F Corporation’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2009.

/s/ Hugh S. Potts, Jr.	/s/ John G. Copeland
Hugh S. Potts, Jr.	John G. Copeland
Chairman and Chief Executive Officer	EVP and Chief Financial Officer

FIRST M&F CORPORATION AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
First M&F Corporation
Kosciusko, Mississippi

We have audited the accompanying consolidated statements of condition of First M&F Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the years then ended.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.  The consolidated financial statements of First M&F Corporation as of December 31, 2007, and for the year ended December 31, 2007, were audited by other auditors whose unqualified report dated February 22, 2008, on those statements included an emphasis paragraph that described the change in accounting principle discussed in note 18.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  Our audits included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2009 and 2008 consolidated financial statements referred to above present fairly, in all material respects, the financial position of First M&F Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Jackson, Mississippi
March 16, 2010

FIRST M&F CORPORATION AND SUBSIDIARY
Consolidated Statements of Condition
December 31, 2009 and 2008
(In Thousands, Except Share Data)

	2009	2008
Assets

Cash and due from banks	$42,446	$47,738
Interest-bearing bank balances	84,810	6,556
Federal funds sold	70,000	9,350
Securities available for sale, amortized cost of $280,470 and $223,882	284,550	227,145
Loans held for sale	10,266	7,698

Loans, net of unearned income	1,058,340	1,176,595
Allowance for loan losses	(24,014)	(24,918)

Net loans	1,034,326	1,151,677

Bank premises and equipment	42,919	44,642
Accrued interest receivable	7,598	9,832
Other real estate	23,578	11,061
Goodwill	-	32,572
Other intangible assets	5,439	7,127
Other assets	57,036	41,467

	$1,662,968	$1,596,865
Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing deposits	$228,579	$178,689
Interest-bearing deposits	1,159,684	1,082,698
Total deposits	1,388,263	1,261,387
Fed funds purchased and repurchase agreements	8,642	9,728
Other borrowings	122,510	151,547
Junior subordinated debt	30,928	30,928
Accrued interest payable	2,933	3,537
Other liabilities	5,062	3,770
Total liabilities	1,558,338	1,460,897

Stockholders’ equity:
Preferred stock:
Class A; 1,000,000 shares authorized	-	-
Class B; 1,000,000 shares authorized; 30,000 shares issued	28,838	-
Common stock of $5.00 par value; 15,000,000 shares authorized: 9,069,346 and 9,063,346 shares issued	45,347	45,317
Additional paid-in capital	31,926	30,447
Nonvested restricted stock awards	734	780
Retained earnings (deficit)	(2,595)	60,133
Accumulated other comprehensive income (loss)	379	(727)
First M&F Corporation equity	104,629	135,950
Noncontrolling interest in subsidiaries	1	18
Total equity	104,630	135,968

	$1,662,968	$1,596,865

The accompanying notes are an integral part of these financial statements.

FIRST M&F CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations
Years Ended December 31, 2009, 2008 and 2007
(In Thousands, Except Share Data)

	2009	2008	2007
Interest income:
Interest and fees on loans	$66,782	$81,487	$89,796
Interest on loans held for sale	278	299	439
Taxable investments	9,531	9,023	9,514
Tax-exempt investments	2,105	2,164	1,798
Federal funds sold	95	182	144
Interest-bearing bank balances	42	133	225
Total interest income	78,833	93,288	101,916

Interest expense:
Deposits	23,701	32,255	36,632
Fed funds purchased and repurchase agreements	97	327	609
Other borrowings	5,449	6,717	8,644
Junior subordinated debt	1,992	1,993	1,991
Total interest expense	31,239	41,292	47,876

Net interest income	47,594	51,996	54,040
Provision for loan losses	49,601	19,734	2,520
Net interest income (expense) after provision for loan losses	(2,007)	32,262	51,520

Noninterest income:
Service charges on deposit accounts	10,976	11,692	10,962
Mortgage banking income	1,823	1,202	1,491
Agency commission income	3,881	4,125	4,148
Trust and brokerage income	489	585	598
Bank owned life insurance income	762	615	689
Loss on extinguishment of debt	-	-	(126)
Other income	2,412	2,906	3,595
Securities gains (losses), net	456	6	(37)

Total investment other-than-temporary impairment losses	(3,527)	-	-
Portion of loss recognized in other comprehensive income (before taxes)	2,698	-	-
Net investment impairment losses recognized	(829)	-	-

Total noninterest income	19,970	21,131	21,320

Noninterest expenses:
Salaries and employee benefits	28,314	28,954	29,348
Net occupancy expenses	4,614	4,210	3,841
Equipment expenses	2,877	3,594	3,629
Software and processing expenses	1,898	2,072	1,463
Telecommunications expenses	1,043	1,162	1,091
Marketing and business development expenses	1,351	1,439	1,705
Foreclosed property expenses	7,283	1,913	552
FDIC insurance assessments	3,276	575	139
Goodwill impairment	32,572	-	-
Intangible asset amortization and impairment	1,688	485	547
Other expenses	10,956	9,880	9,058
Total noninterest expenses	95,872	54,284	51,373

Income (loss) before income taxes	(77,909)	(891)	21,467
Income tax expense (benefit)	(18,104)	(1,436)	6,976
Net income (loss)	(59,805)	545	14,491
Net income (loss) attributable to noncontrolling interests	(6)	19	33
Net income (loss) attributable to First M&F Corporation	$(59,799)	$526	$14,458
Dividends and accretion on preferred stock	1,464	-	-
Net income (loss) applicable to common stock	$(61,263)	$526	$14,458

Net income (loss) allocated to common shareholders	$(60,655)	$522	$14,278
Earnings (loss) per share:
Basic	$(6.69)	$0.06	$1.58
Diluted	(6.69)	0.06	1.57

The accompanying notes are an integral part of these financial statements.

FIRST M&F CORPORATION AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2009, 2008 and 2007
(In Thousands)

	2009	2008	2007

Net income (loss)	$(59,805)	$545	$14,491

Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized gains on securities available for sale arising during the period, net of tax of $1,482, $1,009, and $723	2,489	1,697	1,213
Unrealized losses on other-than-temporarily impaired securities available for sale arising during the period, net of tax of $1,316	(2,211)	-	-
Reclassification adjustment for (gains) losses on securities available for sale included in net income, net of tax of $170, $2, and $13	(286)	(4)	24
Reclassification adjustment for credit related other-than- temporary impairment losses on securities available for sale included in net income, net of tax of $309	520	-	-
Defined benefit pension plans:
Net actuarial gains (losses) arising during the period, net of tax of $32, $1,113 and $203	53	(1,868)	341
Amortization of transition asset, net of tax of $3, $3 and $3	(4)	(6)	(6)
Amortization of prior service cost, net of tax of $14, $14 and $14	(23)	(23)	(23)
Amortization of actuarial loss, net of tax of $338, $122 and $156	568	204	261
Effects of changing the pension plan measurement date pursuant to change in accounting principle (charged to retained earnings):
Amortization of transition asset, net of tax of $1	-	(1)	-
Amortization of prior service cost, net of tax of $3	-	(6)	-
Amortization of actuarial loss, net of tax of $30	-	51	-

Other comprehensive income	1,106	44	1,810

Total comprehensive income (loss)	(58,699)	589	16,301
Comprehensive income (loss) attributable to noncontrolling interests	(6)	19	33

Comprehensive income (loss) of First M&F Corp	$(58,693)	$570	$16,268

The accompanying notes are an integral part of these financial statements.

FIRST M&F CORPORATION AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2009, 2008 and 2007
(In Thousands, Except Share Data)

				Nonvested		Accumulated
			Additional	Restricted	Retained	Other
	Preferred	Common	Paid-in	Stock	Earnings	Comprehensive	Noncontrolling
	Stock	Stock	Capital	Awards	(Deficit)	Income (Loss)	Interest	Total
January 1, 2007	$-	$45,231	$30,315	$375	$54,707	$(2,581)	$18	$128,065
Net income	-	-	-	-	14,458	-	33	14,491
Cash dividends - common ($.52 per share)	-	-	-	-	(4,772)	-	-	(4,772)
19,854 common shares issued in exercise of stock options	-	99	206	-	-	-	-	305
Share-based compensation expense recognized	-	-	19	298	2	-	-	319
Tax benefits on stock option transactions	-	-	87	-	-	-	-	87
Option cancellation payments	-	-	(174)	-	-	-	-	(174)
1,500 restricted share awards vested	-	8	22	(30)	-	-	-	-
Net change	-	-	-	-	-	1,810	-	1,810
Distributions	-	-	-	-	-	-	(33)	(33)

December 31, 2007	$-	$45,338	$30,475	$643	$64,395	$(771)	$18	$140,098

Net income	-	-	-	-	526	-	19	545
Cash dividends - common ($.52 per share)	-	-	-	-	(4,772)	-	-	(4,772)
7,500 common shares repurchased	-	(38)	(80)	-	-	-	-	(118)
Share-based compensation expense recognized	-	-	9	197	3	-	-	209
3,266 restricted share awards vested	-	17	43	(60)	-	-	-	-
Net change	-	-	-	-	-	-	-	-
Distributions	-	-	-	-	-	-	(19)	(19)
Effects of change in accounting principle regarding pension plan measurement date:
Interest cost, and expected return on plan assets for October 1- December 31, 2008 net of tax of $15	-	-	-	-	25	-	-	25
Amortization of prior service cost and transition asset for October 1- December 31, 2008, net of tax of $26	-	-	-	-	(44)	44	-	-

December 31, 2008	$-	$45,317	$30,447	$780	$60,133	$(727)	$18	$135,968

Net loss	-	-	-	-	(59,799)	-	(6)	(59,805)
Cash dividends - common ($.16 per share)	-	-	-	-	(1,466)	-	-	(1,466)
Issuance of 30,000 shares of preferred stock	28,637	-	-	-	-	-	-	28,637
Issuance of stock warrant for 513,113 shares	-	-	1,363	-	-	-	-	1,363
Dividends and accretion on preferred stock	201	-	-	-	(1,464)	-	-	(1,263)
6,000 restricted share awards vested	-	30	71	(101)	-	-	-	-
Share-based compensation expense recognized	-	-	17	55	1	-	-	73
Tax benefits on restricted stock dividends paid	-	-	28	-	-	-	-	28
Net change	-	-	-	-	-	1,106	-	1,106
Distributions	-	-	-	-	-	-	(11)	(11)

December 31, 2009	$28,838	$45,347	$31,926	$734	$(2,595)	$379	$1	$104,630

The accompanying notes are an integral part of these financial statements.

FIRST M&F CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years Ended December 31, 2009, 2008 and 2007
(In Thousands)

	2009	2008	2007

Cash flows from operating activities:
Net income (loss)	$(59,805)	$545	$14,491
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation	73	209	319
Amortization of pension costs	878	121	279
Depreciation and amortization	3,281	3,373	3,271
Goodwill impairment	32,572	-	-
Intangible asset impairments	1,248	-	-
Provision for loan losses	49,601	19,734	2,520
Net investment amortization (accretion)	1,178	(122)	(343)
Net change in unearned fees/deferred costs on loans	(243)	(496)	116
Capitalized dividends on FHLB stock	(19)	(237)	(382)
Net accretion of discount on time deposits	19	38	68
Net accretion of discount on debt	-	5	-
Loss on extinguishment of debt	-	-	126
Loss (gain) on securities available for sale	(456)	(6)	37
Impairment loss on securities available for sale	829	-	-
Gains on loans held for sale	(1,006)	(831)	(906)
Other asset sale losses	5,046	1,281	224
Deferred income taxes	(10,855)	(3,670)	2,192
Originations of loans held for sale, net of repayments	(107,959)	(67,955)	(81,025)
Sales proceeds of loans held for sale	106,348	66,582	83,653
(Increase) decrease in:
Accrued interest receivable	2,234	2,602	156
Cash surrender value of bank owned life insurance	(762)	(615)	(689)
Other assets	1,086	1,638	(2,898)
Increase (decrease) in:
Accrued interest payable	(604)	(1,614)	367
Other liabilities	(4,893)	(2,207)	(1,596)

Net cash provided by operating activities	17,791	18,375	19,980

Cash flows from investing activities:
Purchases of securities available for sale	(142,697)	(89,503)	(46,356)
Sales of securities available for sale	17,240	6,878	6,574
Maturities of securities available for sale	67,318	95,446	66,751
Net (increase) decrease in:
Interest-bearing bank balances	(78,254)	(3,076)	210
Federal funds sold	(60,650)	(7,350)	(2,000)
Loans	21,506	20,986	(141,252)
Bank premises and equipment	(1,061)	(1,867)	(7,098)
Net benefits received (purchases) of bank owned life insurance	202	(78)	(58)
Sales of nonperforming loans	6,350	-	-
Proceeds from sales of other real estate and other repossessed assets	22,528	7,038	2,673
Net (purchases) redemptions, of FHLB and FRB stock	225	2,382	(1,288)
Net cash paid in acquisitions	-	-	(46)

Net cash provided by (used in) investing activities	(147,293)	30,856	(121,890)

FIRST M&F CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years Ended December 31, 2009, 2008 and 2007
(In Thousands)

	2009	2008	2007

Cash flows from financing activities:
Net increase (decrease) in deposits	126,857	(1,106)	76,405
Net increase (decrease) in short-term borrowings	(1,086)	52	(9,936)
Proceeds from other borrowings	20,000	200,500	601,800
Repayments of other borrowings	(49,037)	(250,270)	(567,325)
Earnings distributions to noncontrolling interests	(11)	(19)	(33)
Common dividends paid	(1,466)	(4,772)	(4,772)
Preferred dividends paid	(1,075)	-	-
Preferred shares and common stock warrant issued to U.S. Treasury	30,000	-	-
Common shares issued	-	-	305
Common shares repurchased	-	(118)	-
Payments to cancel stock options	-	-	(174)
Tax benefits related to share-based compensation	28	-	87

Net cash provided by (used in) financing activities	124,210	(55,733)	96,357

Net decrease in cash and due from banks	(5,292)	(6,502)	(5,553)

Cash and due from banks at January 1	47,738	54,240	59,793

Cash and due from banks at December 31	$42,446	$47,738	$54,240

Total interest paid	$31,852	$42,870	$47,438
Total income taxes paid	69	3,435	7,163
Income tax refunds received	1,249	23	400
Total payments to other banks to satisfy liens on ORE	88	300	575
Transfers of loans to foreclosed property	40,048	13,031	5,615
U.S. Treasury preferred dividend accrued but unpaid	188	-	-
Accretion on U.S. Treasury preferred stock	201	-	-

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

Organization and Operations

The Company is a one-bank holding company that owns 100% of the common stock of Merchants and Farmers Bank (the Bank) of Kosciusko, Mississippi. The Bank is a commercial bank and provides a full range of banking services through its offices in Mississippi, Alabama, Tennessee and Florida. The Bank provides brokerage and insurance services through its offices in Mississippi. As a state chartered commercial bank, the Bank is subject to the regulations of certain Federal and state agencies and undergoes periodic examinations by those regulatory authorities.

Principles of Consolidation

The consolidated financial statements of First M&F Corporation include the accounts of the Company and its wholly owned subsidiary, Merchants and Farmers Bank, and the accounts of the Bank's wholly owned inactive finance subsidiary, credit insurance subsidiary, general insurance agency subsidiaries, real estate subsidiary, asset-based lending subsidiary and 55% owned title insurance agency. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company is substantially in the business of community banking and therefore is considered a banking operation with no separately reportable segments.

Reclassifications

Certain immaterial items within the accompanying financial statements for previous years have been reclassified to conform to the 2009 presentation. These reclassifications had no effect on net earnings or stockholders’ equity.

Subsequent Events

Financial statements are considered available to be issued when they are complete in a form and format that complies with accounting principles generally accepted in the United States of America and all approvals necessary for issuance have been obtained. Management has evaluated all events or transactions that occurred after December 31, 2009 up through the date that these financial statements were issued. No material subsequent events have occurred during this period that required recognition or disclosure in these financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future economic and market conditions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although our estimates and assumptions contemplate current economic conditions and how we expect them to change in the future, it is reasonably possible that in 2010 actual conditions could be worse than those anticipated, which could materially affect our financial condition and results of operations. The allowance for loan losses, goodwill impairment and other-than-temporary investment impairments represent significant estimates.

Comprehensive Income

Comprehensive income includes net income reported in the statements of operations and net changes in stockholders’ equity arising from activity with non-owners. Components of accumulated other comprehensive income (loss) for the Company are: (1) changes in unrealized gain (loss) on securities available for sale and (2) actuarial and other changes in net unamortized pension costs.

Fair Value Measurements

Fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon models that use observable market information as well as unobservable estimates and adjustments based upon the inputs that management believes that market participants would use. Certain assets and liabilities are accounted for at fair value on a recurring basis. Changes in fair value for these assets and liabilities are recorded in the statement of operations or in other comprehensive income as prescribed by applicable accounting standards.

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

Premiums and discounts are amortized or accreted over the life of the related security using the interest method. Interest income is recognized when earned. Securities for which interest payments are past due are placed in nonaccrual status with interest income being recognized as interest payments are received.

Realized gains and losses on securities available for sale are included in earnings and are determined using the specific amortized cost of the securities sold. Declines in fair value of available-for-sale securities below their amortized cost basis that are deemed to be other than temporary are reflected in earnings as realized losses; however, for debt securities, if the Company does not have the intent to sell the security and it is more likely than not that it will not be required to sell the security before recovery of its amortized cost basis, then only the amount of the unrealized loss that is determined to be a credit loss is reflected in earnings. The remaining unrealized loss that is due to non-credit factors is reflected in other comprehensive income. In estimating other-than-temporary impairment losses, management considers, among other things, (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) historical cash flows and economic factors that could detrimentally affect those cash flows, (4) changes in credit ratings of the issuers and (5) the Company’s intent to sell and assessment of the likelihood that the Company would be required to sell the security before it could recover its cost. For beneficial interests such as collateralized debt obligations the Company uses the expected cash flow analysis prescribed by applicable accounting standards as well as its intent related to the disposition of its investment to determine whether an other-than-temporary impairment exists.

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

Bank Premises and Equipment

Bank premises and equipment are stated at cost less accumulated depreciation and amortization. Provisions for depreciation and amortization are computed principally using the straight-line method and charged to operating expenses over the estimated useful lives of the assets. Costs of major additions and improvements are capitalized and subsequently depreciated over their estimated useful lives. Expenditures for maintenance and repairs are charged to expense as incurred.

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

Intangible Assets

Goodwill represents the excess of the cost of other entities acquired over the fair value of the net assets acquired. Goodwill and intangible assets that have indefinite lives are not amortized, but are tested for impairment annually and when there is an impairment indicator. An impairment indicator is an event or change in circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying value. Goodwill impairment losses are reported as a separate line item in the Company’s statement of operations.

Intangible assets with determinable useful lives such as core deposit intangibles, customer renewal lists and noncompete agreements are amortized over their estimated respective useful lives. Intangible assets with determinable useful lives are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable from future undiscounted cash flows. If impaired, these intangible assets are recorded at fair value.

Income Taxes

The Company, the Bank and the Bank's wholly owned subsidiaries, except for the credit insurance subsidiary, file consolidated Federal and state income tax returns. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Deferred income tax expenses (benefits) result from changes in deferred tax assets and liabilities between reporting periods. A valuation allowance, if needed, reduces deferred tax assets to the expected amount most likely to be realized. Realization of deferred tax assets is dependent upon the generation of a sufficient level of future taxable income and recoverable taxes paid in prior years. Interest assessed by the taxing authorities is classified as interest expense and penalties are classified as income tax expense in the statement of operations.

Contingent Liabilities

Contingent liabilities, including claims and legal actions arising in the ordinary course of business are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

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

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 1:  (Continued)

Recent Pronouncements

Accounting Standards Codification. The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles (GAAP) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. Adoption of the change to the codification did not have a material impact on the Company’s financial statements.

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

FASB ASC Topic 715, “Compensation - Retirement Benefits.” New authoritative accounting guidance under ASC Topic 715, “Compensation - Retirement Benefits,” provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post-retirement benefit plans. Under ASC Topic 715, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The disclosures required by ASC Topic 715 became effective for and are included in the Company’s financial statements for the year-ended December 31, 2009 in Note 18 – Employee Benefit Plans.

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

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 1:  (Continued)

Recent Pronouncements

FASB ASC Topic 810, “Consolidation.” New authoritative accounting guidance under ASC Topic 810, “Consolidation,” amended prior guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Under ASC Topic 810, a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, ASC Topic 810 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of operations, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The new authoritative accounting guidance under ASC Topic 810 became effective for the Company on January 1, 2009 and did not have a significant impact on the Company’s financial statements.

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

FASB ASC Topic 815, “Derivatives and Hedging.” New authoritative accounting guidance under ASC Topic 815, “Derivatives and Hedging,” amends prior guidance to amend and expand the disclosure requirements for derivatives and hedging activities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under ASC Topic 815, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, the new authoritative accounting guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The new authoritative accounting guidance under ASC Topic 815 became effective for the Company on January 1, 2009 and the required disclosures are reported in Note 3 – Investment Securities and Derivatives.

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

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC Topic 820 became effective for the Company’s financial statements beginning October 1, 2009 and did not have a significant impact on the Company’s financial statements.

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

Note 2:  Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Valuation techniques use certain inputs to arrive at fair value. Inputs to valuation techniques are the assumptions that market participants would use in pricing the asset or liability. They may be observable or unobservable. Applicable accounting principles establish a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:

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

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 2:  (Continued)

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at
		December 31, 2009, Using
		Quoted
		Prices In
		Active
		Markets	Significant
	Assets/Liabilities	For	Other	Significant
	Measured at Fair	Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2009	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury securities	$517	$-	$517	$-
U.S. Government sponsored entities	55,161	-	55,161	-
Mortgage-backed investments	167,875	-	167,875	-
Obligations of states and political subdivisions	56,586	-	56,586	-
Collateralized debt obligations	1,080	-	-	1,080
Other debt securities	2,486	-	2,486	-
Equity securities	845	845	-	-
Total securities available for sale	$284,550	$845	$282,625	$1,080

Mortgage derivative assets	85	-	-	85

Mortgage derivative liabilities	1	-	-	1

		Fair Value Measurements at
		December 31, 2008, Using
		Quoted
		Prices In
		Active
		Markets	Significant
	Assets/Liabilities	For	Other	Significant
	Measured at Fair	Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2008	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury securities	$543	$-	$543	$-
U.S. Government sponsored entities	8,397	-	8,397	-
Mortgage-backed investments	145,362	-	145,362	-
Obligations of states and political subdivisions	64,829	-	64,829	-
Collateralized debt obligations	3,969	-	3,969	-
Other debt securities	3,528	-	3,528	-
Equity securities	517	517	-	-
Total available for sale securities	$227,145	$517	$226,628	$-

Mortgage derivative assets	45	-	45	-

Mortgage derivative liabilities	27	-	27	-

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 2:  (Continued)

U.S. Treasury, Government sponsored entity and mortgage-backed securities. Securities issued by the U.S. Treasury and Government sponsored entities and mortgage-backed securities are traded in a dealer market and are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service that primarily uses trading activity in the dealer market to determine market prices.

Obligations of states and political subdivisions. Municipal securities include investments that are traded in a dealer market and investments that trade infrequently and are reported using Level 2 inputs. The fair value measurements are obtained from both an independent pricing service and from a correspondent bank’s broker-dealer portfolio accounting product that utilizes a pricing matrix that considers observable inputs obtained from a municipal security data provider such as dealer quotes, market yield curves, credit information (including observable default rates) and the instrument’s contractual terms and conditions, among other things.

Other debt securities. Other debt securities trade in a dealer market and are reported using Level 2 inputs. The fair value measurements are provided by an independent pricing service and are derived from trading activity in the dealer market.

Collateralized debt obligations. The Company owns certain beneficial interests in collateralized debt obligations secured by community bank trust preferred securities. These interests have an amortized cost of $4.171 million with estimated fair values of $1.080 million. These interests do not trade in a liquid market, and therefore, market quotes are not a reliable indicator of their ultimate realizability. The Company utilizes a discounted cash flow model using inputs of (1) market yields of trust-preferred securities as the discount rate and (2) expected cash flows which are estimated using assumptions related to defaults, deferrals and prepayments to determine the fair values of these beneficial interests. Many of the factors that adjust the timing and extent of cash flows are based on judgment and not directly observable in the markets. Therefore, these fair values are classified as Level 3 valuations for accounting and disclosure purposes.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 2:  (Continued)

Equity securities. Equity securities are comprised of mutual funds that are actively exchanged at their net asset value (NAV).

Mortgage Derivatives.  Throughout 2008 and 2009 mortgage derivative assets and liabilities were reported at fair value utilizing Level 2 inputs. These assets and liabilities represent the fair values of the commitments of the Company to originate mortgages at certain rates as well as the commitments to sell the mortgages to investors at locked prices within a specified period of time. The Company uses an internal valuation model with observable market data inputs consisting primarily of dealer quotes, market yield curves and credit-related adjustments. The most significant inputs used through 2008 and 2009 were dealer quotes. During the fourth quarter of 2009 the model for forward sale derivatives was changed to supplement the dealer quotes with estimates of servicing values. The model for origination derivatives was adjusted to use estimated pull-through rates. Therefore, these instruments were transferred to Level 3 status upon their valuations at December 31, 2009.  Mortgage derivative assets are included in other assets and mortgage derivative liabilities are included in other liabilities in the Company’s balance sheet.

The following table reports the activity for 2009 in assets measured at fair value on a recurring basis using significant unobservable inputs.

	Fair Value Measurements Using
	Significant Unobservable Inputs
(Dollars in thousands)	(Level 3)
	Collateralized
	Debt	Mortgage
	Obligations	Derivatives
Balance at January 1, 2009	$-	$-
Total gains or losses (realized/unrealized)
Other-than-temporary impairment included in earnings	(829)	-
Other-than-temporary impairment included in other comprehensive income	(2,698)	-
Other gains/losses included in other comprehensive income	641	-
Purchases, issuances, and settlements	-	-
Transfers in and/or out of Level 3	3,966	84
Balance at December 31, 2009	$1,080	$84

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(829)	$97

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 2:  (Continued)

The following tables summarize assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements Using
		Quoted
		Prices in				Fair Value
		Active	Significant		Charged to	Adjustment
	For the	Markets for	Other	Significant	Allowance	Recognized
	Year-to-Date	Identical	Observable	Unobservable	for Loan Losses	In Earnings
	Ended	Assets	Inputs	Inputs	During	During
(Dollars in thousands)	12/31/09 (a)	(Level 1)	(Level 2)	(Level 3)	Current Period	Current Period

Impaired loans	$47,146	$-	$-	$47,146	$-	$(42,368)
Loan foreclosures	17,899	-	-	17,899	12,025	-
Loans transferred to HFS	-	-	-	-	3,189	-
Bankers bank stock	-	-	-	-	-	(78)
Other real estate	11,464	-	-	11,464	-	(3,509)
Goodwill	-	-	-	-	-	(32,572)
Intangible assets	-	-	-	-	-	(1,248)

(a)
These amounts represent the carrying amounts on the consolidated statement of condition at the balance sheet date for impaired real estate-secured loans, bankers bank stock, other real estate, goodwill and intangible assets for which fair value re-measurements took place during the period. Loan foreclosures represent the fair value portion of the carrying amounts of other real estate properties that were re-measured at the point of foreclosure during the period and were still owned at the balance sheet date.

Gains and losses recognized due to fair value re-measurements are recorded in the consolidated statements of operations in (1) provision for loan losses for impaired loans, (2) other income for the bankers bank stock, (3) foreclosed property expenses for other real estate, (4) goodwill impairment expense for goodwill and (5) intangible asset amortization and impairment expense for intangible assets.

Impaired Loans.  Certain financial assets such as impaired loans are measured by means that are similar to fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to adjustments similar to fair value adjustments in certain circumstances, such as when there is evidence of impairment. Impaired values are determined by discounting expected cash flows by a rate equal to the original yield on the loan rather than by a market discount rate. However, when market prices or dealer quotes for loans are available and can be used, then the impaired value does meet the definition of fair value. Collateral dependent loans, which are loans for which the repayment is expected to be provided solely by the underlying collateral, are valued for impairment purposes by using the fair value of the underlying collateral. For collateral dependent loans, collateral values are estimated using Level 3 inputs based on observable market data.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 2:  (Continued)

Loan Foreclosures.  During 2009 certain foreclosed assets, upon initial recognition, were re-measured and reported at fair value through a charge-off to the allowance for possible loan losses based upon the fair value of the foreclosed asset. The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 3 inputs based on observable market data. Foreclosed assets measured at fair value upon initial recognition during 2009 totaled $34.463 million using Level 3 valuation inputs. In connection with the measurement and initial recognition of the foregoing foreclosed assets, the Company recognized charge-offs to the allowance for possible loan losses totaling $17.390 million. During 2009 sales of these properties, net of expenditures on improvements, were $14.648 million. Of the properties remaining at the end of 2009, fair value write downs of $1.916 million had been taken subsequent to foreclosure. The fair value of the foreclosed assets was recorded in other real estate.

Loans Transferred To Held For Sale.  Certain nonperforming loans held for investment were transferred to held for sale status during 2009. Loans with an amortized cost of $9.539 million were written down by $3.189 million to a fair value of $6.350 million upon transfer to held for sale status. The $3.189 million write-down was charged to the allowance for loan losses. The loans were subsequently sold for $6.350 million.

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

Other real estate.  Other real estate consists of real estate from loans that have been foreclosed on. It is carried at the lower of cost or fair value less costs to sell. Subsequent to foreclosure, these properties may experience further market declines. When this occurs, the Company writes the property down to management’s best estimate of what the market may be willing to pay. Management considers what other properties have sold for, how long properties have been on the market, the condition of the property, the availability of liquid buyers and other assumptions that market participants may use in determining a price at which they would acquire the property. Since certain significant inputs to these estimates are management-derived and unobservable, fair values are reported as using Level 3 inputs. Impairments of $4.101 million were recorded during 2009 on properties with original carrying values of $18.643 million. Properties with carrying values of $3.078 million that had been written down during 2009 were disposed of during 2009.

Goodwill.  Goodwill is tested for impairment on an annual basis and also when there are indicators that an impairment may have occurred. The Company evaluated its goodwill asset as of March 31, 2009 and again at December 31, 2009 after the stock price continued to fall from $8.46 per share at December 31, 2008 to $6.12 per share at March 31, 2009 and to $2.21 per share at December 31, 2009 and as the Company continued to accrue for sizeable losses in the real estate construction loan portfolio during the first quarter and again during the fourth quarter. The implied fair value of goodwill was determined after valuing the community banking unit of the Company using Level 3 inputs based primarily on (1) historical deal prices for community banks, adjusted for bank size and credit quality factors and (2) discounted cash flow analyses. The implied fair value of goodwill was determined as a residual amount after allocating the estimated value of the net assets of the community banking unit to its identifiable recognized and unrecognized, both tangible and intangible, assets and liabilities in a manner similar to the purchase accounting allocations required by applicable accounting principles. These allocations required the estimation of the fair values of identifiable assets and liabilities, both recognized and unrecognized, primarily using Level 3 inputs such as discounted cash flow analyses utilizing cash flow projections, credit assumptions, and discount rate assumptions and other adjustments that management assumes that a market participant would use. The implied fair value of goodwill at March 31, 2009, which had a carrying value of $32.572 million, was estimated to be $16.772 million, requiring an impairment charge of $15.800 million. The implied fair value of goodwill at December 31, 2009, which had a carrying value of $16.772 million, was estimated to be zero, requiring an impairment charge of $16.772 million.

Intangible assets.  Intangible assets include a Florida banking charter and insurance agency customer renewal lists and noncompete agreements. The Company evaluated these assets for impairment during the first quarter of 2009. An analysis of expected cash flows related to insurance agency customer renewal lists and noncompete agreements indicated that the assets were impaired. An analysis of the Florida banking charter, based on indications of market value and management’s assessment of economic factors related to the Florida markets, indicated that it was impaired. The intangible assets were valued using unobservable (Level 3) inputs. The banking charter is an indefinite lived intangible asset for which the Company had recorded no amortization expense. The insurance agency assets were being amortized over their useful lives up until the time of the impairment test. The Company recorded $14 thousand in amortization expense related to the insurance agency assets during the first quarter of 2009. The banking charter was determined to be fully impaired, with an impairment charge of $1.025 million being recorded in intangible asset amortization and impairment expense during the first quarter of 2009. The insurance agency intangible assets were also deemed to be fully impaired with their remaining balances of $223 thousand being written off to intangible asset amortization and impairment expense.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 2:  (Continued)

Fair Value of Financial Instruments

The following table presents the carrying amounts and fair values of the Company’s financial instruments at December 31, 2009 and December 31, 2008:

	December 31, 2009		December 31, 2008
(Dollars in thousands)	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and short-term investments	$197,256	$197,256	$63,644	$63,644
Securities available for sale	284,550	284,550	227,145	227,145
Loans held for sale	10,266	10,270	7,698	7,757
Loans held for investment	1,034,326	996,382	1,151,677	1,111,202
Agency accounts receivable	357	357	276	276
Accrued interest receivable	7,598	7,598	9,832	9,832
Nonmarketable equity investments	7,326	7,326	7,610	7,610
Investment in unconsolidated VIE	928	928	928	928
Mortgage derivative assets	85	85	45	45
Financial liabilities:
Noninterest-bearing deposits	228,579	228,579	178,689	178,689
NOW, MMDA and savings deposits	583,879	583,879	513,979	513,979
Certificates of deposit	575,805	580,895	568,719	579,874
Short-term borrowings	8,642	8,642	9,728	9,728
Other borrowings	122,510	124,021	151,547	153,295
Junior subordinated debt	30,928	15,835	30,928	36,617
Agency accounts payable	639	639	574	574
Accrued interest payable	2,933	2,933	3,537	3,537
Mortgage derivative liabilities	1	1	27	27
Other financial instruments:
Commitments to extend credit and letters of credit	(31)	(400)	(28)	(459)

The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

Cash and due from banks, interest-bearing deposits with banks and Federal funds sold are valued at their carrying amounts which are reasonable estimates of fair value due to the relatively short period to maturity of the instruments.

Securities available for sale are predominantly valued based on prices obtained from an independent nationally recognized pricing service and market yield matrices. We use an external pricing service to electronically provide prices by CUSIP number. These prices include exchange quoted prices, dealer quoted prices and prices derived from market yields published by specialized financial database providers. We use the one price per instrument provided for the securities that the service can produce prices for. We do not adjust the prices that are obtained from external pricing services. Typically, all securities except for some small municipal issues and the collateralized debt obligations are priced by the primary external provider. For issues that are not priced by the primary provider, we use the pricing disclosed in the investment accounting product provided by a broker-dealer affiliate of a correspondent bank. The broker-dealer’s accounting system uses prices provided by (1) the same external pricing service that we use, (2) Standard & Poor’s, (3) matrix pricing with market yield inputs provided by Bloomberg and a municipal securities market data provider and (4) the broker-dealer’s trading staff. Any quotes provided by a broker-dealer are usually non-binding. However, the Company rarely uses solicited broker-dealer quotes to price any of its securities. The broker-dealer prices all municipal securities through its pricing matrix. At December 31, 2009, the only securities that were not priced by the primary provider were 22 municipal bonds representing 6 issuers and the collateralized debt obligations. We used the broker-dealer’s matrix prices for the municipal securities and a third-party provider’s modeled prices for the collateralized debt obligations (CDOs).

CDOs are valued by an external party using a model. The model inputs are (1) discount margins based on current market activity and (2) cash flows based upon contractual amounts adjusted for expected defaults, expected deferrals and expected prepayments. Expected defaults and deferrals are determined through a credit analysis of and risk rating assignment to each obligor of the collateral that funds the investment vehicles. Most of these inputs are not directly observable in the market, resulting in the fair values being classified as Level 3 valuations within the fair value accounting hierarchy.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 2:  (Continued)

The primary method of validation of investment security values that we use is the comparison of the prices that we receive from our primary pricing service provider with the prices that are used in the broker-dealer’s investment accounting reports. The fair values used for selected agency, mortgage-backed and corporate securities are also periodically checked by comparing them to prices obtained from Bloomberg. The CDOs may be validated by comparing the fair values with those obtained by other valuation experts. We moved to a new valuation provider and new model to value the CDOs at September 30, 2009. The result, primarily due to a change in valuation methodology, was a reduction of fair values of the CDOs by approximately $1.000 million as compared to their June 30, 2009 values. The new model incorporated a different methodology for (1) determining the amounts and timing of future defaults, deferrals, recoveries and cures and (2) determining the discount rate used. The new model assumptions were also used as inputs in the third and fourth quarter impairment tests of the CDOs. We review the documentation provided with the CDO pricing and impairment models to assure that sound valuation methodologies are used and to determine whether or not the significant inputs are observable in the market.

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

Nonmarketable equity securities are primarily securities of the Federal Home Loan Banks for which the carrying value is estimated to be an accurate approximation of fair value. These equity securities are carried in other assets in the statement of condition.

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

Mortgage origination and sale commitments are considered derivatives and are therefore carried at fair market value with the changes in market value recorded in mortgage banking income. Mortgage-related commitments with positive values are carried in other assets and those with negative balances are carried in other liabilities in the statement of condition. Mortgage derivatives are valued using a combination of market discount rates, dealer quotes, estimated servicing values and pull-through rates.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 3:  Securities Available for Sale

The following is a summary of the amortized cost and fair value of securities available for sale at December 31, 2009, and 2008:

	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
December 31, 2009:
U.S. Treasury securities	$503	$14	$-	$517
U.S. Government sponsored entities	54,746	489	74	55,161
Mortgage-backed investments	162,647	5,300	72	167,875
Obligations of states and political subdivisions	55,153	1,533	100	56,586
Collateralized debt obligations	4,171	-	3,091	1,080
Other debt securities	2,385	101	-	2,486
Equity securities	865	20	40	845

	$280,470	$7,457	$3,377	$284,550

December 31, 2008:
U.S. Treasury securities	$509	$34	$-	$543
U.S. Government sponsored entities	8,089	308	-	8,397
Mortgage-backed investments	141,688	3,772	98	145,362
Obligations of states and political subdivisions	64,357	841	369	64,829
Collateralized debt obligations	5,054	-	1,085	3,969
Other debt securities	3,658	1	131	3,528
Equity securities	527	-	10	517

	$223,882	$4,956	$1,693	$227,145

Provided below is a summary of securities available for sale which were in an unrealized loss position and the length of time that individual securities have been in a continuous loss position at December 31, 2009, and 2008.

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2009:
U.S. Government sponsored entities	$5,093	$74	$-	$-	$5,093	$74
Mortgage-backed investments	4,122	71	76	1	4,198	72
Obligations of states and political subdivisions	2,423	40	3,087	60	5,510	100
Collateralized debt obligations	-	-	1,080	3,091	1,080	3,091
Other debt securities	-	-	-	-	-	-
Equity securities	350	8	84	32	434	40

	$11,988	$193	$4,327	$3,184	$16,315	$3,377

December 31, 2008:
U.S. Government sponsored entities	$-	$-	$-	$-	$-	$-
Mortgage-backed investments	14,847	89	1,802	9	16,649	98
Obligations of states and political subdivisions	26,067	249	2,275	120	28,342	369
Collateralized debt obligations	-	-	3,969	1,085	3,969	1,085
Other debt securities	3,024	131	-	-	3,024	131
Equity securities	517	10	-	-	517	10

	$44,455	$479	$8,046	$1,214	$52,501	$1,693

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 3:  (Continued)

Management believes that the impairments reflected as unrealized losses above are temporary and will be recovered over the investments’ holding periods. At December 31, 2009 there were 3 U.S. government sponsored entity securities with unrealized losses under 12 months in duration. There were 5 mortgage-backed securities with unrealized losses under 12 months and 3 with unrealized losses of 12 months or longer. There were 13 municipal securities with unrealized losses under 12 months and 23 with unrealized losses of 12 months or longer. The unrealized losses associated with U.S. government sponsored entity, mortgage-backed and municipal securities are primarily driven by changes in market rates and liquidity and not due to the credit quality of the securities. Management does not intend to sell any investment securities that have unrealized losses before the time that those losses could be recovered. Management has evaluated the investment securities that have unrealized losses within the framework of the Company’s liquidity and capital needs as well as its ability to hold those securities over an extended recovery period. Management’s evaluation involved (1) assessing whether significant future cash outflows would occur that would require the liquidation of securities and (2) determining if the balance sheet would need to be managed or reduced in a way that would require the liquidation of securities to meet regulatory capital ratio requirements. This analysis was performed to determine if it was more likely than not that the investments would have to be sold before their anticipated recoveries. Management determined that it was not more likely than not that the investments would have to be disposed of prior to their anticipated recoveries. In estimating whether there are other-than-temporary impairment losses on debt securities management considers (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) historical cash flows and economic factors that could detrimentally affect those cash flows and (4) changes in credit ratings of the issuers.

There are five collateralized debt obligations that represent the majority of unrealized losses in the investment portfolio. These obligations are secured by commercial bank trust preferred securities. The impairments have arisen due to a virtual trading halt related to the liquidity crisis in corporate debt, and the effects of the sub-prime mortgage crisis and the resulting economic deterioration and ongoing recession on the financial stability of financial institution issuers of the trust preferred collateral. In December 2008, these CDOs were downgraded to below investment grade by Moody’s. During 2008 and 2009 several banks that had issued trust preferred securities that were held as collateral in some of the CDOs were closed by federal regulators. These defaults and the credit downgrades, accompanied by interest deferrals by several other bank issuers, resulted in reductions in fair value estimates as credit assumptions had to be revised. Two of the beneficial interests had deferred interest payments and were placed in nonaccrual status during the second quarter of 2009 resulting in a reversal of $84 thousand of interest income. A third beneficial interest deferred an interest payment in October 2009 which resulted in its being placed in nonaccrual status with a resulting $25 thousand reversal of interest income in the fourth quarter. Management evaluated these instruments for impairment as of each quarter end during 2009 within the accounting guidelines for determining impairments for beneficial interests using the discounted cash flow approach prescribed, which required Management to make assumptions concerning the estimates of the ultimate collectability of the contractual cash flows of the beneficial interests owned. These estimates depend on the expected cash flows that the beneficial interest issuer will receive on its investments in the trust preferred securities of the commercial bank investees. The ability of the banks that issued trust preferred securities to the beneficial interest issuer to pay their obligations was determined based on an analysis of the financial condition of the banks. This analysis resulted in an estimate of the timing and amount of cash flows derived from a determination of how many would default on their obligations and how many would eventually pay off their obligations and the timing of those events. Those estimated cash flows would first pay off more senior beneficial interests, with the remaining amounts flowing through to the interests owned by the Company. Based on this type of analysis for each beneficial interest issuer, the cash flows of each of the five beneficial interests owned by the Company were projected and discounted to their present values using their original yields and compared to the amortized cost book values of the interests. This analysis resulted in a determination that other-than-temporary impairment (OTTI) conditions existed for one of the securities at June 30, 2009, two of the securities at September 30, 2009 and three of the securities at December 31, 2009. At June 30, 2009 the credit-related portion of the impairment of $175 thousand was charged against current earnings with the remaining unrealized loss of $218 thousand being charged to other comprehensive income. At September 30, 2009 the credit-related portions of the impairments of $237 thousand were charged against earnings with the remaining unrealized loss of $994 thousand being charged to other comprehensive income. At December 31, 2009 the credit-related portions of the impairments of $417 thousand were charged against earnings with the remaining unrealized loss of $1.486 million being charged to other comprehensive income. The unrealized losses by individual security in the CDO portfolio as of December 31, 2009 ranged from 70% of amortized cost to 80% of amortized cost.

The following table summarizes the activity related to credit losses on debt securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income.

(Dollars in thousands)	Twelve Months
Ended December 31
2009
Balance as of April 1, effective date	$-
OTTI credit losses on securities not previously impaired	829
Balance as of December 31	$829

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

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 3:  (Continued)

The amortized cost and fair values of debt securities available for sale at December 31, 2009, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with, or without, call or prepayment penalties. Equity securities are not included since they have no stated maturity. Mortgage-backed securities receive monthly payments based on the cash flows of the underlying collateral. Therefore, their stated maturities do not represent the timing of principal amounts received and no maturity distributions are shown for these securities.

	Amortized	Fair
(Dollars in thousands)	Cost	Value

One year or less	$27,507	$27,602
After one through five years	64,177	65,454
After five through ten years	20,240	20,873
After ten years	5,034	1,901
	116,958	115,830
Mortgage-backed investments	162,647	167,875

	$279,605	$283,705

The following is a summary of the amortized cost and fair value of securities available for sale which were pledged to secure public deposits, short-term borrowings and for other purposes required or permitted by law.

	2009		2008
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value

Pledged to secure public and tax deposits	$212,088	$215,830	$168,698	$171,506
Pledged for Trust account deposits	4,208	4,324	6,948	6,837
Pledged for FHLB borrowings	1,094	1,141	8,756	8,894
Pledged for non-public repurchase agreements	23,415	24,177	21,377	21,499
Pledged for Fed funds purchased lines of credit	14,288	14,378	-	-
Pledged for letter of credit obtained	3,701	3,744	-	-
Pledged to an insurance commissioner	544	591	541	574

Total securities pledged	$259,338	$264,185	$206,320	$209,310

The following is a summary of gains and losses on securities available for sale:

(Dollars in thousands)	2009	2008	2007

Proceeds from sales	$17,240	$6,878	$6,574

Gross realized gains	467	32	2
Gross realized losses	(11)	(26)	(39)

Net gains (losses) from sales	$456	$6	$(37)
Gross recognized losses related to the credit component of other-than-temporary impairments	$829	$-	$-

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 3:  (Continued)

Derivatives

The Company enters into interest rate lock agreements related to mortgage loan originations with customers. The Company also enters into forward sale agreements with mortgage investors. The interest rate lock agreements, which are written options, and the forward sale agreements are derivatives and are carried at fair value in the consolidated statements of condition with changes in fair value being recorded in earnings for the period.

The following table summarizes these instruments, which are considered derivatives not designated as hedges:

(Dollars in thousands)	December 31, 2009			December 31, 2008
	Notional	Positive	Negative	Notional	Positive	Negative
Instrument	Amount	Fair Value	Fair Value	Amount	Fair Value	Fair Value
Forward sale contracts	$3,895	$77	$-	$5,568	$10	$13
Written interest rate options (locks)	7,108	8	1	8,379	35	14

Derivatives with positive fair values are recorded as other assets and derivatives with negative fair values are recorded as other liabilities in the consolidated statements of condition.

Amounts included in the consolidated statements of operations related to non-hedging mortgage banking-related derivative instruments were as follows:

(Dollars in thousands)	Year Ended December 31
	2009	2008
Forward sale contracts:
Recorded in mortgage banking income	$80	$14
Written interest rate options (locks):
Recorded in mortgage banking income	17	72

Note 4:  Loans and Allowance for Loan Losses

The Bank's loan portfolio includes commercial, consumer, agricultural and residential loans originated primarily in its markets in central and north Mississippi, southwest Tennessee, central Alabama and the Florida panhandle. The following is a summary of the Bank's loans held for investment, net of unearned income of $1.698 million and $1.926 million at December 31, 2009, and 2008:

(Dollars in thousands)	2009	2008
Real estate loans:
Residential	$239,921	$255,488
Multifamily	41,482	37,669
Construction and land development	123,254	255,655
Farmland	38,508	45,489
Nonfarm nonresidential real estate	440,560	406,886
Commercial, financial and agricultural	120,415	127,704
Consumer	44,586	37,908
Other	9,614	9,796

	$1,058,340	$1,176,595

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 4:  (Continued)

The Bank uses loans as collateral for borrowings at the Federal Reserve Bank and a Federal Home Loan Bank. Approximately $22.689 million of commercial and consumer loans were pledged to a line of credit with the Federal Reserve Bank at December 31, 2009. Approximately $280.398 million of individual real estate-secured loans were pledged to the Federal Home Loan Bank at December 31, 2009. Approximately $674.414 million of real estate loans were pledged under a blanket lien as collateral for FHLB borrowings at December 31, 2008.

The Bank has made, and expects in the future to continue to make, in the ordinary course of business, loans to directors and executive officers of the Company and the Bank and to affiliates of these directors and officers.  In the opinion of management, these transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than normal risk of collectability at the time of the transaction.  A summary of such outstanding loans follows:

(Dollars in thousands)	2009	2008

Loans outstanding at January 1	$9,367	$14,530
New loans and advances	23,235	42,683
Repayments	(27,583)	(47,846)
Retirements	(1)	-

Loans outstanding at December 31	$5,018	$9,367

The following is a summary of nonperforming assets at December 31, 2009, and 2008:

(Dollars in thousands)	2009	2008

Nonaccrual loans	$44,549	$20,564
Other real estate owned	23,578	11,061

Total nonperforming credit-related assets	$68,127	$31,625

Accruing loans past due 90 days or more	$2,479	$5,686
Loans restructured and in compliance with modified terms	$4,620	$3,664

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 4:  (Continued)

Loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of the collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible. Restructured loans are considered to be impaired loans. A troubled debt restructuring occurs when a creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. That concession either stems from an agreement between the creditor and the debtor or is imposed by law or a court. The following table presents information about the Company’s impaired loans as of and for the years ended December 31, 2009, and 2008:

(Dollars in thousands)	2009	2008

Restructured loans with an allowance	$3,783	$3,633
Other impaired loans with an allowance	40,897	56,626
Restructured loans without an allowance	837	31
Other impaired loans without an allowance	94,710	38,144

Total impaired loans	$140,227	$98,434

Allowance for restructured loans	$1,974	$800
Allowance for other impaired loans	$11,419	$12,482

The impaired loan totals consist primarily of collateral-dependent construction and commercial real estate loans.

The following table presents information related to income recognized on impaired loans for the years ended December 31, 2009, 2008 and 2007.

(Dollars in thousands)	2009	2008	2007

Average balance of impaired loans	$148,762	$91,337	$8,605
Interest income recognized on impaired loans	6,285	4,941	660

Transactions in the allowance for loan losses are summarized as follows:

(Dollars in thousands)	2009	2008	2007

Balance at January 1	$24,918	$14,217	$14,950

Loans charged off	(48,051)	(9,706)	(4,744)
Charge offs resulting from write-downs of loans transferred to held for sale status	(3,189)	-	-
Recoveries	735	673	1,491
Net charge-offs	(50,505)	(9,033)	(3,253)

Provision for loan losses	49,601	19,734	2,520

Balance at December 31	$24,014	$24,918	$14,217

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 5:  Bank Premises and Equipment

The following is a summary of bank premises and equipment at December 31, 2009, and 2008:

(Dollars in thousands)	2009	2008

Land	$14,278	$14,278
Buildings	37,304	36,951
Furniture, fixtures and equipment	20,804	23,759
Leasehold improvements	890	751
Construction in progress	380	368
	73,656	76,107
Less accumulated depreciation and amortization	30,737	31,465

	$42,919	$44,642

Amounts charged to operating expenses for depreciation and amortization of bank premises and equipment were $2.841 million in 2009, $2.888 million in 2008, and $2.724 million in 2007.

Construction in progress includes a balance of $84 thousand for renovation of the Oxford, Mississippi main branch. This project, which was originally scheduled for 2009, is expected to be completed during 2010 with an estimated total cost of $1.3 million.

Rent expense applicable to operating leases was as follows for the years ended December 31:

(Dollars in thousands)	2009	2008	2007

Buildings and office space	$844	$815	$650
Computer equipment	399	713	777
Other equipment and autos	276	317	324
	1,519	1,845	1,751
Rental income	(47)	(56)	(42)

Net rent expense	$1,472	$1,789	$1,709

The Company is obligated under a number of noncancelable operating leases for premises and equipment. Minimum future lease payments for noncancelable operating leases at December 31, 2009, are as follows:

(Dollars in thousands)
2010	$792
2011	446
2012	389
2013	335
2014	286
After 2014	683

Total minimum lease payments	$2,931

Note 6:  Goodwill and Intangible Assets

Goodwill and indefinite lived intangible assets are reviewed for impairment at least annually or when circumstances or events indicate that an impairment may be evident. Goodwill is tested for impairment annually during the first quarter of each year. No amortization resulted from the impairment tests performed during the first quarters 2009 and 2008. Due to a continued decrease in the Company’s stock price coupled with increased first quarter loan impairments, an additional goodwill impairment test was performed at March 31, 2009. Step 1 of the test indicated that the net assets of the community banking unit of the Company had a fair value of less than their book value. Therefore, Step 2 was performed to determine if goodwill was an impaired asset in the allocation of the value of the community banking unit through the allocation of fair values to all of the identifiable assets and liabilities, both recorded and unrecorded, of the unit. The completion of this step resulted in the carrying value of goodwill exceeding its implied fair value by $15.800 million. Therefore, a goodwill impairment charge of $15.800 million was recorded during the first quarter of 2009. An increase in loan impairments in the fourth quarter of 2009 resulting in loan loss provisions of $10.956 million in excess of third quarter provisions and a decrease of over 60% in the stock price from the end of the first quarter to the end of the year prompted the Company to test goodwill for impairment at December 31, 2009. Step 1 of the test indicated that the net assets of the community banking unit of the Company had a fair value of less than their book value. Therefore, Step 2 was again required to determine if the goodwill asset was impaired. The Step 2 analysis resulted in no implied fair value for goodwill. Therefore, the remaining goodwill asset of $16.772 million was written off as an impairment charge during the fourth quarter of 2009.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 6:  (Continued)

The agency customer renewal lists and noncompete agreements arose from acquisitions of insurance agencies by M&F Insurance Group, Inc. Concurrent with the March 31, 2009 test of goodwill, these intangible assets with determinable useful lives were tested for impairment. Based on an analysis of expected cash flows, management determined that the renewal values and the value of the noncompete agreements were fully impaired. Therefore, the Company charged $191 thousand for customer renewal lists and $32 thousand for noncompete agreements to intangible asset amortization during the first quarter of 2009 to fully write off the remaining balances of the assets.

The Company acquired a Florida banking charter in a transaction with Ameris Bancorp of Moultrie, Georgia, in November 2006, for $1.025 million. The charter was being accounted for as an indefinite-lived intangible asset and therefore was not being amortized. The banking charter is tested for impairment annually and when circumstances arise or events occur that indicate that the asset may be impaired. The banking charter was tested for impairment at December 31, 2008, with no amortization being required. The banking charter was subsequently tested as of March 31, 2009 concurrent with the goodwill impairment test. The significant slowdown in the economy, especially in areas with historically heavy construction activity, throughout 2008 and into 2009 affected the Company’s ability to grow its business in the Florida panhandle. The lack of interest in the Florida markets as a means of expansion by commercial banks and loan impairments related to the Florida markets were key factors in determining the value of the Florida banking charter. The charter, with a recorded value of $1.025 million, was determined to be fully impaired and was written off in the first quarter of 2009.

The following is a summary of goodwill and intangible assets at December 31, 2009:

			Customer
		Core	Renewal	Noncompete	Banking
(Dollars in thousands)	Goodwill	Deposits	Lists	Agreements	Charter

Balance at January 1, 2008	$32,572	$6,292	$228	$67	$1,025
Amortization expense	-	(427)	(30)	(28)	-

Balance at December 31, 2008	$32,572	$5,865	$198	$39	$1,025

Amortization expense	-	(426)	(7)	(7)	-
Impairment charge	(32,572)	-	(191)	(32)	(1,025)

Balance at December 31, 2009	$-	$5,439	$-	$-	$-

Estimated amortization expense
2010		$427
2011		427
2012		427
2013		427
2014		427
The following tables summarize the gross carrying amounts and accumulated amortization balances of amortizing intangible assets as of December 31, 2009, and 2008.

	Gross		Net
	Carrying	Accumulated	Carrying
(Dollars in thousands)	Amount	Amortization	Amount

December 31, 2009:

Customer renewal lists	$513	$513	$-
Noncompete agreements	413	413	-
Core deposits	7,060	1,621	5,439

	$7,986	$2,547	$5,439

December 31, 2008:

Customer renewal lists	$513	$315	$198
Noncompete agreements	413	374	39
Core deposits	7,060	1,195	5,865

	$7,986	$1,884	$6,102

Intangible assets with a determinable useful life are amortized over their respective useful lives. Core deposit intangibles have lives of 16 to 20 years with a remaining average life of 12.9 years at December 31, 2009.

Amortization expense for intangible assets having determinable useful lives amounted to $440 thousand in 2009, $485 thousand in 2008, and $547 thousand in 2007. Impairment charges for intangible assets having determinable useful lives amounted to $223 thousand in 2009.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 7:  Other Assets

The following is a summary of other assets at December 31, 2009, and 2008:

(Dollars in thousands)	2009	2008

Cash surrender value of bank owned life insurance	$21,082	$20,522
Federal Home Loan Bank stock	7,326	7,532
Income taxes receivable	8,498	2,401
Deferred income tax	15,219	5,023
Investment in First M&F Statutory Trust I	928	928
Other	3,983	5,061

	$57,036	$41,467

As a condition to borrowing funds from the Federal Home Loan Bank (FHLB) of Dallas, the Bank is required to purchase stock in the FHLB. No ready market exists for the stock, and it has no quoted market value. The investment in FHLB stock can only be redeemed by the FHLB at face value.

Note 8:  Deposits

The following is a summary of deposits at December 31, 2009, and 2008:

(Dollars in thousands)	2009	2008

Noninterest-bearing	$228,579	$178,689

Interest-bearing:
NOW and money market deposits	471,115	399,698
Savings deposits	112,764	114,281
Core certificates of deposit of $100 thousand or more	266,131	276,763
Other core certificates of deposit	290,602	272,461
Brokered certificates of deposit of $100 thousand or more	11,788	-
Other brokered certificates of deposit	7,284	19,495
Total interest-bearing	1,159,684	1,082,698

Total deposits	$1,388,263	$1,261,387

Interest expense on certificates of deposit of $100 thousand or more amounted to $7.900 million in 2009, $11.168 million in 2008 and $13.210 million in 2007.

The amount of overdrawn demand and savings deposits that were reclassified as loans held for investment were $608 thousand at December 31, 2009, and $962 thousand at December 31, 2008.

At December 31, 2009, the scheduled maturities of certificates of deposit are as follows:

(Dollars in thousands)
2010	$423,998
2011	106,835
2012	28,716
2013	7,137
2014	9,119
After 2014	-

$575,805

The amount of deposits of directors and executive officers and their related interests were $16.172 million at December 31, 2009, and $13.820 million at December 31, 2008.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 9:  Short-Term Borrowings

The following is a summary of information related to short-term borrowings:

(Dollars in thousands)				Weighted
	Balance Outstanding			Average Rate
	Maximum	Average	At	During	At
	Month End	Daily	Year End	Year	Year End
2009:
Federal funds purchased	$-	$117	$-	0.80%	-%
Securities sold under
agreements to repurchase	12,985	10,331	8,642	0.93%	0.61%

	$12,985	$10,448	$8,642

2008:
Federal funds purchased	$325	$984	$-	2.62%	-%
Securities sold under
agreements to repurchase	20,879	12,876	9,728	2.34%	1.76%

	$21,204	$13,860	$9,728

2007:
Federal funds purchased	$20,000	$6,291	$-	5.34%	-%
Securities sold under
agreements to repurchase	9,676	6,154	9,676	4.44%	3.87%

	$29,676	$12,445	$9,676

Federal funds purchased represent primarily overnight borrowings through relationships with correspondent banks. Federal funds purchased may be obtained through secured or unsecured lines. The Company has pledged $14.378 million in investment securities to secure certain Federal funds lines. Securities sold under agreements to repurchase generally have maturities of less than 30 days and are collateralized by U. S. Treasury securities and securities of U. S. Government agencies and sponsored entities. The Company has pledged $24.177 million in investment securities to secure repurchase agreements.

Note 10:  Other Borrowings

The following is a summary of other borrowings at December 31, 2009, and 2008:

(Dollars in thousands)	2009	2008

Company’s line of credit in the amount of $5,000,000, maturing in
February 2010; secured by approximately 29% of the Bank’s common
stock; interest payable quarterly at the prime rate with a floor of 3.50%	$1,916	$2,416

Bank’s advances from Federal Home Loan Banks	120,594	149,131

	$122,510	$151,547

Company’s junior subordinated debentures, interest payable quarterly at 6.44%
through March 2011, and payable quarterly at 90-day LIBOR plus 1.33% through
March 2036; redeemable at par after March 2011	$30,928	$30,928

The Company’s correspondent line of credit contains certain restrictive covenants related to capital ratios, asset quality and supervisory actions by the Company’s regulators. The Company was in violation of its capital ratio debt covenants as of December 31, 2009. The Company executed an informal Memorandum of Understanding with the Federal Reserve Bank of St. Louis in November 2009, the occurrence of which is an event of default under the Loan Agreement. The lender has agreed to a waiver of the covenant violations and events of default until June 30, 2010 upon extension and modification of the current Loan Agreement.

The Bank has advances and letters of credit from the Federal Home Loan Bank of Dallas (FHLB) collateralized by real estate-secured loans. The Bank had a line of credit of approximately $122.301 million at December 31, 2009 with an available credit balance of approximately $1.607 million.

The Bank has a line of credit with the Federal Reserve Discount Window collateralized by commercial and consumer loans. The bank had a line of credit of approximately $14.747 million at December 31, 2009, all of which was available.

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

Under the terms of an informal Memorandum of Understanding with the Federal Reserve Bank of St. Louis, the Company must obtain prior approval by the Federal Reserve of the payment of interest on outstanding trust preferred securities and of the incurrence of additional debt by the holding company.

The following is a summary of FHLB advances at December 31, 2009, and 2008:

(Dollars in thousands)	2009	2008

Single payment advances maturing within 12 months of year end:
Balance	$67,500	$40,000
Range of rates	2.72%-6.50%	3.69%-5.38%

Single payment advances maturing after 12 months of year end:
Balance	$-	$67,500
Range of rates	-	2.72%-6.50%
Range of maturities	-	2010

Amortizing advances:
Balance	$53,094	$41,631
Monthly payment amount	565	655
Range of rates	3.17%-8.48%	3.05%-8.48%
Range of maturities	2010-2020	2009-2020

Scheduled principal payments on FHLB advances at December 31, 2009, are as follows:

(Dollars in thousands)
2010	$74,281
2011	6,604
2012	6,494
2013	19,488
2014	2,260
After 2014	11,467

$120,594

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

Standby and commercial letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. When issuing letters of credit, the Company applies the same credit policies and standards as it does in the normal lending process. Collateral is obtained based upon the Company's assessment of a customer's credit worthiness. A liability of $31 thousand is recognized at December 31, 2009, and a liability of $28 thousand is recognized at December 31, 2008, for the Company’s obligation to stand ready to perform related to standby letters of credit.

The maximum credit exposure in the event of nonperformance for loan commitments and letters of credit is represented by the contract amount of the instruments. A summary of these instruments at December 31, 2009, and 2008 follows:

(Dollars in thousands)	2009	2008

Commitments to extend credit	$145,335	$172,209
Standby letters of credit	3,336	4,770

At December 31, 2009, there were $100 thousand and at December 31, 2008, there were $31.009 million of standby letters of credit issued on the Company’s behalf by a Federal Home Loan Bank. The Company generally uses these letters as security for public funds deposits and is obligated to the Federal Home Loan Bank if the letters of credit must be drawn upon. The letters of credit expire in 2010.

The Company makes commitments to originate mortgage loans that will be held for sale. The total commitments to originate mortgages to be held for sale were $7.108 million at December 31, 2009, and $8.379 million at December 31, 2008. These commitments are accounted for as derivatives and marked to fair value through mortgage banking income. At December 31, 2009, mortgage origination-related derivatives with positive fair values of $8 thousand were included in other assets and derivatives with negative fair values of $1 thousand were included in other liabilities. At December 31, 2008, mortgage origination-related derivatives with positive fair values of $35 thousand were included in other assets and derivatives with negative fair values of $14 thousand were included in other liabilities. The Company also engages in forward sales contracts with mortgage investors to purchase mortgages held for sale. Those forward sale agreements that have a determined price and expiration date are accounted for as derivatives and marked to fair value through mortgage banking income. At December 31, 2009 and 2008, the Company had $3.895 million and $5.568 million in locked forward sales agreements in place. At December 31, 2009, forward sale-related derivatives with positive fair values of $77 thousand were included in other assets and no derivatives with negative fair values were included in other liabilities. At December 31, 2008, forward sale-related derivatives with positive fair values of $10 thousand were included in other assets and derivatives with negative fair values of $13 thousand were included in other liabilities.

Mortgages that are sold generally have recourse until the first payment is made. The Company may also be required to repurchase mortgages that do not conform to FNMA or FHA underwriting standards or that contain critical documentation errors or fraud. The Company has not sustained any recourse-related losses in its mortgage program and the repurchase of mortgages has been an extremely rare event. Mortgages sold that had not reached the first payment date were $8.093 million at December 31, 2009, and $2.843 million at December 31, 2008. The Company did not have a recourse liability recorded at December 31, 2009, or 2008.

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

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 13:  Accumulated Other Comprehensive Income

The following is a summary of the gross amounts of accumulated other comprehensive income and the related income tax effects:

(Dollars in thousands)	Gross	Tax	Net

December 31, 2009:
Net unrealized gain on securities available for sale	$6,778	$2,529	$4,249
Net unrealized loss on other-than-temporarily impaired
securities available for sale	(2,698)	(1,007)	(1,691)
Net unamortized pension costs	(3,476)	(1,297)	(2,179)

	$604	$225	$379

December 31, 2008:
Net unrealized gain on securities available for sale	$3,263	$1,217	$2,046
Net unamortized pension costs	(4,423)	(1,650)	(2,773)

	$(1,160)	$(433)	$(727)

December 31, 2007:
Net unrealized gain on securities available for sale	$563	$210	$353
Minimum pension liability	(1,792)	(668)	(1,124)

	$(1,229)	$(458)	$(771)

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

The Company may redeem the Class B, Series A Preferred Stock in whole or in part at $1,000 per share at any time, subject to the consent of the Federal Reserve Bank of St. Louis, which is the Company’s primary Federal banking regulator and the U.S. Treasury Department.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 14:  (Continued)

Upon issuance, the fair values of the Class B, Series A Preferred Stock and the associated warrant were computed as if the instruments were issued on a stand alone basis. The fair value of the preferred stock was determined using a discounted cash flow analysis. The fair value of the warrant was determined using a Black-Scholes option pricing model. The preferred stock cash flows were determined to be payments of dividends annually at a rate of 5% and a liquidation of the $30.000 million face value at the end of five years. The discount rate used was 25%, based on observed market yields for financial institution preferred stocks ranging from 15% to 30%. This resulted in a preferred stock value of $13.864 million. The warrants were valued using an expected life of 7.5 years (50% probability at 5 years and 50% probability at 10 years), a volatility of 27.85% (average of historical 10-year, 5-year and 1-year volatilities of the Company’s stock), an expected dividend yield of 2.50% (50% probability of 0% and 50% probability of 5%), and a risk-free bond rate of 2.18% (7-year Treasury rate). The warrant fair value was determined to be $660 thousand. The $30.000 million in CPP proceeds was distributed proportionately to the preferred stock and warrants resulting in $1.363 million being assigned to the warrant and $28.637 million being assigned to the preferred stock. The amount assigned to the preferred stock resulted in an effective book yield of 6.08%, given the dividend rate and discount accretion.

Accretion of the discount associated with the preferred stock is recognized as an increase to preferred stock dividends in determining net income available to common shareholders. The discount is being amortized over a five-year period using the effective yield method. The discount recognized during 2009 was $201 thousand.

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

Common Stock Repurchase Program

On December 12, 2007, the Company’s Board of Directors authorized a stock repurchase plan allowing for the purchase of up to 500,000 shares during the period of January through December 2008.

The timing and extent of any repurchases were subject to management’s discretion and depended on market considerations. The Board reviewed the repurchase program at the end of 2008 and decided not to renew the plan. The reacquired shares are held as authorized but unissued shares to be used for general corporate purposes.

Dividend Restrictions

The Company and the Bank are subject to certain restrictions related to the payment of dividends. These restrictions are discussed in Note 20 – Regulatory Matters.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 15:  Stock Compensation Plan

The Company implemented a stockholder approved Stock Option Plan, effective January 1, 1999, authorizing the grant of incentive stock options (ISO's) to key employees and nonstatutory stock options (NSO's) to members of the Board. The stated purpose of the plan was to provide incentives to key officers and directors by permitting them to purchase stock in the Company under the provisions of this plan. The maximum number of shares of stock that could be optioned or sold under the plan was 500,000 shares. Under the provisions of the plan, the Company and the participating employees and directors executed agreements, upon the grant of options, providing each participant with an option to purchase stock within ten years of the date of the grant. In May 2005, the Stock Option Plan was replaced by the shareholder approved 2005 Equity Incentive Plan. The plan allows for share-based payments in the form of stock options, restricted stock awards, stock appreciation rights and other stock-based awards. The maximum number of shares that may be awarded are 700,000. However, there are limits on certain types of awards. The maximum number of shares that may be awarded in the form of stock options is 400,000. The maximum number of shares that may be awarded in forms other than options and stock appreciation rights is 500,000. The maximum number of shares that may be awarded to Directors is 100,000.

The Company uses the fair value method of accounting for stock-based compensation. Stock options generally vest evenly over a five year period. Stock grants fully vest on certain dates (cliff vesting), for generally one, three, five or seven year terms. The fair values of stock options and restricted stock grants are accrued to salary and benefits expenses over their vesting periods. The amounts accrued are equal to the fair values less an estimate for expected forfeitures. These accruals are subsequently adjusted for differences between estimated forfeiture rates and the actual experienced forfeiture rates.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions in 2009, 2008 and 2007: expected dividend yields of 1.50%, 3.00% and 3.00%; expected volatility of 23.37%, 19.47% and 19.95%; risk-free interest rates of 2.47%, 3.19% and 4.62%; and expected lives of 7 years. Expected dividends are based on current dividend rates at the grant date. Expected volatility is estimated using the Company’s historical price variances over the prior ten years. The expected lives are calculated as the average of the contractual life and the vesting period, which approximates the Company’s historical experience. The estimated fair values of stock options at their grant date were $1.28 in 2009, $2.34 in 2008 and $3.91 in 2007. In determining the amounts of compensation expense to record for unvested stock options the Company is using an estimated forfeiture rate of 9.45% (1.89% annual rate) for employee grants and 5.45% (1.09% annual rate) for Director grants based upon the history of the plan.

The following table shows the amounts of stock-based compensation that was included in salary and employee benefits expenses.

(Dollars in thousands, except share data)	2009	2008	2007

Stock option expense recognized, gross	$16	$19	$20
Adjustment for actual vs expected forfeitures	-	(10)	-
Stock option expense recognized, net	16	9	20

Restricted stock award expenses recognized, gross	257	321	332
Adjustment for actual vs expected forfeitures	(200)	(121)	(33)
Restricted stock award expenses recognized, net	57	200	299

Total stock-based compensation	73	209	319
Income tax benefits	(27)	(78)	(119)

Net stock-based compensation recognized	$46	$131	$200

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 15:  (Continued)

The following is a summary of stock awards activity:

	2005 Plan					1999 Plan
		Restricted Stock		Stock Options		Stock Options
			Weighted
			Average
	Shares		Grant		Weighted		Weighted
	Available	Number	Date	Number	Average	Number	Average
	for	of	Fair	Of	Exercise	of	Exercise
	Grant	Shares	Value	Shares	Price	Shares	Price
Balance January 1, 2007	579,234	117,766	$17.091	3,000	$19.055	182,262	$15.523
Awards Granted	(15,250)	13,250	15.480	2,000	19.000	-	-
Exercises	-	-	-	-	-	(19,854)	15.373
Vested	-	(1,500)	19.590	-	-	-	-
Forfeitures	6,000	(6,000)	17.075	-	-	(4,400)	16.858
Cancelled	-	-	-	-	-	(38,108)	13.960
December 31, 2007	569,984	123,516	16.888	5,000	19.033	119,900	15.995
Awards Granted	(7,000)	-	-	7,000	13.840	-	-
Vested	-	(3,266)	18.230	-	-	-	-
Forfeitures	14,000	(14,000)	17.075	-	-	-	-
December 31, 2008	576,984	106,250	16.823	12,000	16.004	119,900	15.995
Awards Granted	(4,000)	-	-	4,000	5.140	-	-
Vested	-	(6,000)	16.855	-	-	-	-
Forfeitures	23,250	(23,250)	16.754	-	-	-	-
Expired	-	-	-	-	-	(98,300)	16.195
December 31, 2009	596,234	77,000	$16.841	16,000	$13.288	21,600	$15.087

The following is a summary of stock options outstanding at December 31, 2009:

		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
		Contractual	Price-		Price-
Exercise	Options	Life	Options	Options	Options
Price Range	Outstanding	(Years)	Outstanding	Exercisable	Exercisable
$5.14 - 10.00	7,000	5.83	$7.22	3,000	$10.00
10.01 - 15.00	13,000	5.41	13.09	7,400	12.52
15.01 - 19.06	17,600	5.24	17.97	13,160	17.91

	37,600	5.41	$14.28	23,560	$15.21

There was no aggregate intrinsic value of options exercisable at December 31, 2009 or December 31, 2008. The aggregate intrinsic value of options exercisable at December 31, 2007, was $45 thousand. The total intrinsic value of options exercised during 2009, 2008 and 2007 was $0, $0 and $58 thousand, respectively. At December 31, 2009, there was a total of $25 thousand in unrecognized compensation costs, expected to be recognized over a weighted-average period of 2.0 years, related to stock options.

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

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 15:  (Continued)

The Company has issued restricted stock awards to certain executives and senior officers. The awards vest over periods of one to seven years and are forfeited in their entirety if the officer leaves the Company before the end of the vesting term. Additionally the restricted shares include a performance condition that may accelerate vesting at the achievement of a diluted earnings per share and net income target. Non-achievement of the performance condition during the vesting period would not prevent vesting of the shares. Dividends are paid quarterly to restricted stock grantees. At December 31, 2009, and 2008, there were $.588 million and $.973 million in unrecognized compensation costs. The unrecognized costs at December 31, 2009, are expected to be recognized over a weighted-average period of 3.4 years. The Company estimates that 4.00% (.57% annual rate) of the nonvested shares will be forfeited in determining net compensation expenses recognized. In August 2008, 1,766 shares of restricted stock with a fair value of $19 thousand became fully vested and outstanding, and in December 2008, 1,500 shares of restricted stock with a fair value of $13 thousand became fully vested and outstanding. In May 2009, 6,000 shares of restricted stock with a fair value of $26 thousand became fully vested and outstanding.

Note 16:  Other Expenses

Significant components of other expenses are summarized as follows:

(Dollars in thousands)	2009	2008	2007

Postage and shipping	$926	$931	$831
Stationery and supplies	814	868	1,002
Accounting, legal and professional fees	2,160	1,704	922
Insurance expense	782	802	806
Other	6,274	5,575	5,497

	$10,956	$9,880	$9,058

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 17:  Income Taxes

The components of income tax expense (benefit) are as follows:

(Dollars in thousands)	Federal	State	Total
2009:
Current	$(6,221)	$(1,028)	$(7,249)
Deferred	(9,341)	(1,514)	(10,855)
Total	$(15,562)	$(2,542)	$(18,104)

2008:
Current	$2,225	$253	$2,478
Current benefits from net operating loss carryforwards	(244)	-	(244)
Deferred	(3,178)	(492)	(3,670)
Total	$(1,197)	$(239)	$(1,436)

2007:
Current	$4,631	$502	$5,133
Current benefits from net operating loss carryforwards	(349)	-	(349)
Deferred	1,949	243	2,192
Total	$6,231	$745	$6,976

The differences between actual income tax expense (benefit) and expected income tax expense (benefit) are summarized as follows:

(Dollars in thousands)	2009	2008	2007

Amount computed using the Federal statutory
rates on income before taxes	$(26,489)	$(303)	$7,299
Increase (decrease) resulting from:
Tax exempt income, net of
disallowed interest deduction	(770)	(739)	(605)
State income tax expense,
net of Federal effect	(1,677)	(157)	492
Life insurance income	(259)	(209)	(234)
Goodwill impairment expense	11,074	-	-
Other, net	17	(28)	24

	$(18,104)	$(1,436)	$6,976

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 17:  (Continued)

The change in the net deferred taxes is a result of current period deferred tax expense (benefit), and changes in accumulated other comprehensive income. The components of the net deferred tax asset (liability) at December 31, 2009, and 2008 consist of the following:

(Dollars in thousands)	2009	2008

Allowance for loan losses	$8,957	$9,267
Loan fees	402	448
Purchase accounting adjustments	293	402
Nonperforming assets	3,223	1,128
Accrued expenses	236	236
Share-based compensation	299	312
Employee benefit plans	150	154
Net pension liability and unamortized pension costs	197	299
Net operating loss carry forward	7,893	-
Other	87	94
Total deferred tax assets	21,737	12,340

Fixed assets and depreciation	(2,410)	(2,952)
Federal Home Loan Bank stock dividends	(458)	(450)
Intangible assets	(1,580)	(2,182)
Prepaid expenses	(514)	(491)
Unrealized gain on securities available for sale	(1,522)	(1,217)
Other	(34)	(25)
Total deferred tax liabilities	(6,518)	(7,317)

	$15,219	$5,023

In connection with the 2009 operating loss, the Company had the following net operating losses and tax credits available for carryover for Federal income tax purposes at December 31, 2009:

(Dollars in thousands)	Amount	Expiration Dates

Net operating loss	$21,162	2029
Tax credits	150	2029

No valuation allowance has been accrued for the deferred tax asset as it is more likely than not that the deferred tax assets will be recognized in the foreseeable future.

The Company had no recognized uncertain tax positions as of December 31, 2009 and 2008 and therefore did not have any tax accruals in 2009 or 2008 related to uncertain positions.

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

The measurement date for actuarial calculations for the plan has historically been October 1 of each year. On December 31, 2008, the Company transitioned to a calendar year-end measurement date. The transition involved the charging of an additional three months of net pension costs to retained earnings to compensate for the interim measurement period of October 1 through December 31, 2008. The following is a summary of the plan's funded status:

(Dollars in thousands)	2009	2008

Change in benefit obligation:
Projected benefit obligation at beginning of year	$8,032	$8,236
Service cost	-	-
Interest cost	486	460
Measurement date transition effect	-	115
Actuarial (gain) loss	604	(189)
Benefit payments	(479)	(590)
Projected benefit obligation at end of year	8,643	8,032

Change in plan assets:
Fair value of plan assets at beginning of year	7,231	9,417
Actual return on plan assets	1,175	(2,364)
Employer contributions	204	800
Benefit payments	(479)	(590)
Expenses	(16)	(32)
Fair value of plan assets at end of year	8,115	7,231

Funded status at measurement date	$(528)	$(801)

The following is a summary of amounts recorded in the consolidated statements of condition:

(Dollars in thousands)	2009	2008

Net pension asset	$-	$-

Net pension liability	$(528)	$(801)

Accumulated other comprehensive
income, before income taxes	$3,476	$4,423

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 18:  (Continued)

The following is a summary of information related to benefit obligations and plan assets:

(Dollars in thousands)	2009	2008

Projected benefit obligation	$8,643	$8,032
Accumulated benefit obligation	8,643	8,032
Fair value of plan assets	8,115	7,231

The following is a summary of the components of accumulated other comprehensive income:

(Dollars in thousands)	2009	2008

Unamortized transition asset	$-	$(7)
Unamortized prior service credit	(62)	(99)
Unamortized actuarial loss	3,538	4,529
Accumulated other comprehensive income	$3,476	$4,423

Components of net periodic benefit costs and other amounts recognized in retained earnings and other comprehensive income:

(Dollars in thousands)	2009	2008	2007
Net Periodic Benefit Cost:

Service cost	$-	$-	$-
Interest cost	486	460	473
Expected return on plan assets	(470)	(619)	(565)
Amortization of transition asset	(7)	(9)	(9)
Amortization of prior service credit	(37)	(37)	(37)
Recognized actuarial loss	906	326	417

Net periodic benefit cost	$878	$121	$279

Other Changes in Plan Assets and Benefit Obligations
Recognized in Other Comprehensive Income:

Net (gain) loss	$(85)	$2,981	$(544)
Amortization of actuarial net loss	(906)	(326)	(417)
Amortization of transition asset	7	9	9
Amortization of prior service credit	37	37	37
Measurement date transition adjustment	-	(70)	-
Total recognized in other comprehensive income	$(947)	$2,631	$(915)
Total recognized in net periodic benefit cost and other
comprehensive income	$(69)	$2,782	$(636)

Measurement Date Transition Amounts Recognized in
Retained Earnings:
Interest cost		$115
Expected return on plan assets		(155)
Amortization of transition asset		(2)
Amortization of prior service credit		(9)
Recognized actuarial loss		81

Net measurement transition retained earnings adjustment		$30

The Company elected to amortize the unrecognized net gain or loss over a seven year period on a straight-line basis starting in 2007. For plan years up through 2006, the unrecognized gain or loss was amortized based on the average remaining service period of participants.

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic pension cost during 2010 is $884 thousand. The estimated prior service cost that will be amortized from accumulated comprehensive income to reduce net periodic pension cost during 2010 is $37 thousand.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 18:  (Continued)

Total expense recorded in the accompanying consolidated statements of operations related to the pension plan included the following components:

(Dollars in thousands)	2009	2008	2007

Net pension cost	$878	$121	$279
Payments for expenses made on
behalf of the plan	39	33	32
Payments to (refunds of) PBGC premiums	15	9	(64)

	$932	$163	$247

The following is a summary of weighted average assumptions:

	2009	2008	2007

Discount rate for determining current year’s costs	6.25%	5.75%	5.75%
Discount rate for determining year end benefit obligation	5.60%	6.25%	5.75%
Expected return on plan assets for determining current year’s costs	6.75%	6.75%	6.75%
Rate of compensation increase (plan is frozen)	-%	-%	-%

The credit market disruptions and a severely slowing economy resulted in stock market losses in excess of 35% in 2008. The markets recovered some of the 2008 losses during 2009, which resulted in positive plan returns. At the end of 2009, there was still uncertainty about the ability to sustain an economic recovery going forward. The lack of a market recovery would increase pension expense which is dominated by the amortization of deferred actuarial gains and losses. Plan returns or losses that negatively deviate from expected returns result in increases in these actuarial deferred losses. Returns in excess of expectations would reduce the deferred actuarial loss and therefore would reduce pension expenses going forward.

The Company estimates the long-term rate of return on plan assets using historical returns, changes in asset mix, general economic conditions and industry practice. Historical annual returns on plan assets have normally ranged from losses of approximately 10% to gains in excess of 15%. The short-term volatility of these returns makes them an unreliable indicator of future long-term returns. Therefore, the historical plan rate of return is not used as a starting point, but rather as a guideline in determining the plan assumption for returns. The plan return was a 16.25% profit in 2009, a 28.4% loss in 2008 and a 9.1% profit in 2007. The mix of invested assets has remained relatively stable over the last five years with equity holdings representing between 45% and 60% of plan assets. The equity securities have brought more return volatility and higher expected returns to the portfolio. Management has operated under the general assumption that the long-term equity market returns will approximate the past 50 years, which provided an average 10% return, based upon stock market historical data. Current and expected economic conditions have also been considered in determining the estimate of long-term returns. Management also uses a survey of pension plan managers provided by a third party which indicates the rate of return assumptions that are predominant in the industry. At the end of 2006, Management changed its investment horizon to coincide with the amortization period of the unamortized actuarial gain or loss. The assumption concerning expected returns for 2008 and 2009 was maintained at 2007 levels, which reflected management’s view of expected market returns over the investment horizon. The expected return assumption for 2010 is being maintained at the same level as 2009. Management believes that the economy and the markets will recover enough over the next 5 to 7 years to allow the Company to achieve an expectation of 6.75% in annual returns over those periods. Management intends to terminate the Plan within the next 5 to 7 years.

The plan’s asset allocations at December 31, 2009, and 2008 by asset category were as follows:

	2009	2008

Interest-bearing bank balances	17%	34%
Debt securities	23%	19%
Equity securities	60%	47%

	100%	100%

Equity securities included 18,868 shares of the Company’s common stock at December 31, 2009, and 2008.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 18:  (Continued)

The following table summarizes the fair values of pension plan assets at December 31, 2009 by asset category.

		Fair Value Measurements at
		December 31, 2009, Using
		Quoted
		Prices In
		Active
		Markets	Significant
	Assets/Liabilities	For	Other	Significant
	Measured at Fair	Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2009	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$1,368	$1,368	$-	$-
Equity securities – domestic:
Industrials	535	535	-	-
Telecommunication	61	61	-	-
Energy and Utilities	505	505	-	-
Information technology	778	778	-	-
Consumer	665	665	-	-
Health care	341	341	-	-
Financials	276	276	-	-
Other	337	337	-	-
Equity securities – international:
Industrials	136	136	-	-
Telecommunication	73	73	-	-
Energy and Utilities	90	90	-	-
Information technology	18	18	-	-
Consumer	59	59	-	-
Health care	37	37	-	-
Financials	127	127	-	-
Other	605	605	-	-
Mutual funds(bond funds)	260	260	-	-
Government debt securities	1,081	-	1,081	-
Corporate debt securities	571	-	571	-
Mortgage-backed securities	192	-	192	-

Total assets	$8,115	$6,271	$1,844	$-

Cash and cash equivalents – Cash and cash equivalents are funds held in commercial banks with the book value equal to the market value.

Equity securities – Equity securities are stocks traded on organized exchanges. The closing price as disclosed by the exchange is used as the fair value.

Mutual funds – Mutual funds are primarily fixed-income funds. Fair values for these are the net asset values (NAV) reported by the mutual fund sponsors.

Government, corporate and mortgage-backed debt securities – Fair values for these debt securities are provided by an independent third party pricing service that primarily uses trading activity in the dealer market to determine market prices.

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

Pension benefit payments are made from assets of the pension plan. It is anticipated, assuming no plan termination, that future benefit payments for the plan will be as follows.

(Dollars in thousands)
Year	Expected payments

2010	$577
2011	586
2012	625
2013	670
2014	663
2015 – 2019	3,292

The Company expects to make a contribution within a range of $100 thousand to $400 thousand to the pension plan in 2010.

Profit and Savings Plan

The Bank has a profit and savings plan which includes features such as an Employee Stock Ownership Plan (ESOP) and a 401(k) plan which provides for certain salary deferrals, covering substantially all full-time employees of the Bank and subsidiaries. The Bank matched employee 401(k) contributions equal to 50% of an employee's first 5% of salary deferral through 2004. Beginning in 2005, the Company matched contributions equal to 50% of an employee’s first 6% of salary deferral. Effective in May 2006, the Company began matching 60% of an employee’s first 6% of salary deferral for all employees with less than five years of credited service. Concurrently, the Company began matching 75% of an employee’s first 6% of salary deferral for all employees with five years or more of credited service. In March 2009 the Company cut the matching percentages in half. Total matching contributions for this plan were $385 thousand in 2009, $712 thousand in 2008 and $723 thousand in 2007. During 2004, the Company began making matching contributions on a monthly basis rather than on an annual basis. Additional contributions to the plan are at the discretion of the Board of Directors. Discretionary contributions, which are invested in the Company’s common stock, for this plan were $75 thousand in 2009, 2008 and 2007. ESOP shares are considered outstanding for basic earnings per share calculations. Dividends on ESOP shares are deducted from retained earnings when declared.

At December 31, 2009, and 2008, the profit and savings plan owned 257,879 and 207,914 shares of the Company's common stock.

Nonqualified Deferred Compensation Plan

The Bank has a nonqualified deferred compensation plan for senior officers and executives of the Bank and its subsidiaries. The plan allows for the deferral of salary by the participants with the Company having the option of also making matching contributions and profit sharing contributions. The participant’s earnings credits are indexed to selected mutual fund returns. Matching contributions and profit sharing contributions vest evenly over a five (5) year period. The Company will use the earnings of Bank-owned life insurance policies to provide sufficient revenues to offset the cost of the liabilities incurred by participant earnings credits. Participants deferred $67 thousand of compensation during 2009, $95 thousand during 2008 and $106 thousand during 2007. The Company did not make any profit sharing contributions to the plan in 2009, 2008 or 2007. The plan also had distributions of $80 thousand in 2009, $34 thousand in 2008 and $5 thousand in 2007. Included in salaries and employee benefit expenses are charges for earnings increases of $2 thousand for 2009, $79 thousand in credits for earnings declines for 2008 and charges for earnings increases of $55 thousand for 2007. Also included in salaries and employee benefit expenses are administrative expenses of $3 thousand in 2009, $2 thousand in 2008 and $5 thousand in 2007.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 19:  Earnings Per Share

A change in accounting principles for earnings per share that became effective this year provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Corporation has determined that its outstanding non-vested restricted stock awards are participating securities. Accordingly, effective January 1, 2009, earnings per common share are computed using the two-class method. All previously reported earnings per common share data has been retrospectively adjusted to conform to the new computation method.

(Dollars in thousands, except per share data)	2009	2008	2007

Net income (loss)	$(59,799)	$526	$14,458
Preferred dividends	1,464	-	-
Net income (loss) attributable to common stock	$(61,263)	$526	$14,458

Net income (loss) allocated to common stockholders:
Distributed	1,451	4,712	4,711
Undistributed	(62,106)	(4,190)	9,567
	$(60,655)	$522	$14,278

Weighted-average basic common and participating
shares outstanding	9,157,752	9,179,118	9,175,649
Less: weighted average participating restricted shares
outstanding	90,872	117,388	115,512
Weighted-average basic shares outstanding	9,066,880	9,061,730	9,060,137

Basic net income (loss) per share	$(6.69)	$0.06	$1.58

Weighted-average basic common and participating
shares outstanding	9,157,752	9,179,118	9,175,649
Add: share-based options and stock warrant	-	654	11,319
	9,157,752	9,179,772	9,186,968
Less: weighted average participating restricted shares
outstanding	90,872	117,388	115,512
Weighted-average dilutive shares outstanding	9,066,880	9,062,384	9,071,456

Dilutive net income (loss) per share	$(6.69)	$0.06	$1.57

Weighted-average shares of potentially dilutive
instruments that are not included in the dilutive share
calculation due to anti-dilutive effect:
Compensation plan-related stock options	62,184	128,186	16,342
Common stock warrant	432,983	-	-

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 20:  Regulatory Matters

Federal banking regulations require that the Bank maintain certain cash reserves based on a percent of deposits. This requirement was $2.053 million, which was covered by $13.239 million in vault cash, at December 31, 2009. The Company is also required to hold a clearing balance of $2.000 million with the Federal Reserve. This clearing balance is included in cash and due from banks.

The Company holds $200 thousand in certificates of deposit in commercial banks as compensating balances for a third party debit card processor and a third party credit card originator. The certificates of deposit are included in interest-bearing bank balances.

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

Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Total Capital and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2009, that all capital adequacy requirements have been met.

As of December 31, 2009, the most recent notification by the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company's and Bank's actual capital amounts and ratios as of December 31, 2009, and 2008, are also presented in the table:

(Dollars in thousands)	Actual		Minimum Capital		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2009:
Total capital (to risk weighted assets):
Company	$133,574	11.1%	$96,374	8.0%	$-	-
Bank	130,960	10.9%	96,293	8.0%	120,366	10.0%

Tier I capital (to risk weighted assets):
Company	118,405	9.8%	48,187	4.0%	-	-
Bank	115,803	9.6%	48,147	4.0%	72,220	6.0%

Tier I capital (to average assets):
Company	118,405	7.1%	66,346	4.0%	-	-
Bank	115,803	7.0%	66,339	4.0%	82,924	5.0%

December 31, 2008:
Total capital (to risk weighted assets):
Company	$145,511	11.2%	$103,839	8.0%	$-	-
Bank	146,691	11.3%	103,692	8.0%	129,615	10.0%

Tier I capital (to risk weighted assets):
Company	129,179	10.0%	51,920	4.0%	-	-
Bank	130,382	10.1%	51,846	4.0%	77,769	6.0%

Tier I capital (to average assets):
Company	129,179	8.2%	63,111	4.0%	-	-
Bank	130,382	8.3%	63,071	4.0%	78,839	5.0%

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 20:  (Continued)

Dividends paid by the Bank are the primary source of funds available to the Company for payment of dividends to its shareholders and other cash needs. Applicable Federal and state statutes and regulations impose restrictions on the amounts of dividends that may be declared by the Bank. The Bank may also be restricted in its ability to pay dividends due to regulatory violations cited in an examination. In addition to the formal statutes and regulations, regulatory authorities also consider the Bank’s ability to produce current earnings and the adequacy of the Bank's total capital in relation to its assets, deposits and other such items, and as a result, capital adequacy considerations could further limit the availability of dividends from the Bank.

The Bank is required to get prior approval from its primary regulators, the Federal Deposit Insurance Corporation and the State of Mississippi Department of Banking and Consumer Finance, to pay dividends to the Company. Said approval was denied for the fourth quarter of 2009 and the first quarter of 2010 due to the Bank’s current operating losses.

In February 2009 the Company entered into a transaction with the Department of the Treasury under the TARP Capital Purchase Program.  Under the terms of the Securities Purchase Agreement, for three (3) years following closing, or until Treasury no longer holds any shares of the Senior Preferred, the Company will not be able to increase dividends above $0.13 per share of common stock on a quarterly basis nor repurchase any of its shares without Treasury approval, with limited exceptions, most significantly purchases in connection with benefit plans.

In November 2009, the Company entered into an informal Memorandum of Understanding (the “MOU”) with the Federal Reserve Bank of St. Louis (the “Federal Reserve”). The MOU requires prior approval by the Federal Reserve of (1) the declaration or payment by the Company of dividends to shareholders and (2) the payment of interest on outstanding trust preferred securities and the payment of dividends on outstanding TARP preferred stock and (3) the incurrence of additional debt. The MOU is not a “written agreement” for purposes of Section 8 of the Federal Deposit Insurance Act, as amended.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 21:  Summarized Financial Information of First M & F Corporation

Summarized financial information of First M & F Corporation (parent company only) is as follows:

STATEMENTS OF CONDITION

(Dollars in thousands)
Assets	2009	2008

Cash	$4,735	$413
Investment in banking subsidiary	131,179	167,153
Investment in statutory trust	928	928
Other assets	912	894

	$137,754	$169,388
Liabilities and Stockholders’ Equity

Note payable	$1,916	$2,416
Junior subordinated debt	30,928	30,928
Other liabilities	281	94
Stockholders’ equity	104,629	135,950

	$137,754	$169,388

STATEMENTS OF OPERATIONS

(Dollars in thousands)	2009	2008	2007
Income:
Dividends received from banking subsidiary	$3,800	$4,500	$14,500
Dividends received from statutory trust	60	60	60
Equity in undistributed earnings (loss) of banking subsidiary	(59,869)	(2,578)	1,432
Other income	24	2	2
Total income (loss)	(55,985)	1,984	15,994

Expenses:
Interest on other borrowings	64	99	229
Interest on junior subordinated debentures	1,992	1,993	1,991
Goodwill impairment	2,310	-	-
Other expenses	291	194	190
Total expenses	4,657	2,286	2,410

Income (loss) before income taxes	(60,642)	(302)	13,584

Income tax benefit	843	828	874

Net income (loss)	$(59,799)	$526	$14,458

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 21:  (Continued)

STATEMENTS OF CASH FLOWS

(Dollars in thousands)	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(59,799)	$526	$14,458
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (earnings) loss of banking subsidiary	59,869	2,578	(1,432)
Goodwill impairment	2,310	-	-
Other, net	(45)	1,390	(975)
Net cash provided by operating activities	2,335	4,494	12,051

Cash flows from investing activities:
Additional investment in Bank	(25,000)	-	-
Net cash used in investing activities	(25,000)	-	-

Cash flows from financing activities:
Increase (decrease) in note payable	(500)	500	(8,500)
Cash dividends	(2,541)	(4,772)	(4,772)
Common shares issued	-	-	305
Common shares repurchased	-	(118)	-
Preferred stock issued	30,000	-	-
Tax benefits on stock option transactions	28	-	87
Cash paid to cancel options	-	-	(174)
Net cash provided by (used in) financing activities	26,987	(4,390)	(13,054)

Net increase (decrease) in cash	4,322	104	(1,003)

Cash at January 1	413	309	1,312

Cash at December 31	$4,735	$413	$309

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

As of December 31, 2009 (the "Evaluation Date"), the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as defined in the Exchange Act Rules.  Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are sufficiently effective to ensure that material information relating to the Company and required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting is contained on page 48 of this Annual Report on Form 10-K and is hereby incorporated by reference.

Design and Evaluation of Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company included a report of management’s assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2009. Management’s report is included in the section, Financial Statements and Supplementary Data of this Annual Report on Form 10-K, under the heading “Management’s Annual Report on Internal Control Over Financial Reporting.”

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

As a CPP/TARP recipient the Company is required to have an Excessive Expenditure Policy. Such a policy was adopted by the Company’s Board of Directors on October 14, 2009 and is posted on the Bank’s website at www.mfbank.com/inv_governance.htm.

EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated by reference and contained in the proxy material on Page 9 and following.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of owners and management is incorporated by reference and contained in the proxy material on Page 6 and following.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions is incorporated by reference and contained in the proxy material on Page 24.

PRINCIPAL ACCOUNTING FEES AND SERVICES
(Last Two Fiscal Years)

Information concerning principal accounting fees and services, as well as information concerning the Company’s audit committee pre-approval policies and procedures, is incorporated by reference and contained in the proxy material on Page 24.

FIRST M&F CORPORATION AND SUBSIDIARY

PART IV

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Exhibits

The following financial statements included under the heading "Financial Statements and Supplementary Data" are included in this report:

(a)	Management’s Annual Report on Internal Control Over Financial Reporting
(b)	Report of Independent Registered Public Accounting Firm
(c)	Consolidated Statements of Condition – December 31, 2009 and 2008
(d)	Consolidated Statements of Operations – Years Ended December 31, 2009, 2008 and 2007
(e)	Consolidated Statements of Comprehensive Income – Years Ended December 31, 2009, 2008 and 2007
(f)	Consolidated Statements of Stockholders’ Equity – Years Ended December 31, 2009, 2008 and 2007
(g)	Consolidated Statements of Cash Flows – Years Ended December 31, 2009, 2008 and 2007
(h)	Notes to Consolidated Financial Statements

The following exhibits have been filed with the Securities and Exchange Commission and are available upon written request:

3.1
Articles of Incorporation of the Registrant. Incorporated herein by reference to (1) Exhibit 3 to the Company’s Form S-1 (File No. 33-08751) September 15, 1986, incorporated herein by reference, and (2) Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2009.

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

10.4	Form of Preferred Stock Certificate. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2009.

10.5	Side Letter Agreement. Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2009.

11	Computation of Earnings per Share. Filed herewith as Note 19 to the consolidated financial statements.

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

The following Rule 13a-14(a)/15d-14(a) Certifications are included as exhibits to this report:

31.1	Rule 13a-14(a) Certification of Hugh S. Potts, Jr., Chief Executive Officer

31.2	Rule 13a-14(a) Certification of John G. Copeland, Chief Financial Officer

The following Section 1350 Certifications are included as exhibits to this report:

32.1	Section 1350 Certification of Hugh S. Potts, Jr., Chief Executive Officer

32.2	Section 1350 Certification of John G. Copeland, Chief Financial Officer

The following Emergency Economic Stability Act of 2008 Certifications are included as exhibits to this report:

99.1	Certification pursuant to the Emergency Economic Stability Act of 2008 of Hugh S. Potts, Jr., Chief Executive Officer

99.2	Certification pursuant to the Emergency Economic Stability Act of 2008 of John G. Copeland, Chief Financial Officer

FIRST M&F CORPORATION AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST M & F CORPORATION

BY:	/s/ Hugh S. Potts, Jr.
Hugh S. Potts, Jr.
Chairman of the Board and
Chief Executive Officer

DATE:	March 16, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Hugh S. Potts, Jr.
DATE: March 16, 2010	Hugh S. Potts, Jr., Director
Chairman of the Board
Chief Executive Officer
(principal executive officer)

/s/ Hollis C. Cheek
DATE: March 16, 2010	Hollis C. Cheek, Director

/s/ Jon A. Crocker
DATE: March 16, 2010	Jon A. Crocker, Director

/s/ Toxey Hall, III
DATE: March 16, 2010	Toxey Hall, III, Director

/s/ J. Marlin Ivey
DATE: March 16, 2010	J. Marlin Ivey, Director

/s/ Jeffrey B. Lacey
DATE: March 16, 2010	Jeffrey B. Lacey, Director
President &
Chief Banking Officer

/s/ John Clark Love, III
DATE: March 16, 2010	John Clark Love, III, Director

/s/ Susan P. McCaffery
DATE: March 16, 2010	Susan P. McCaffery, Director

/s/ Michael L. Nelson
DATE: March 16, 2010	Michael L. Nelson, Director

/s/ Otho E. Pettit, Jr.
DATE: March 16, 2010	Otho E. Pettit, Jr., Director

/s/ Samuel B. Potts
DATE: March 16, 2010	Samuel B. Potts, Director
Vice President

/s/ Charles W. Ritter, Jr.
DATE: March 16, 2010	Charles W. Ritter, Jr., Director

/s/ L. F. Sams, Jr.
DATE: March 16, 2010	L. F. Sams, Jr., Director

FIRST M&F CORPORATION AND SUBSIDIARY

Signatures: (Continued)

/s/ Michael W. Sanders
DATE: March 16, 2010	Michael W. Sanders, Director

/s/ Larry Terrell
DATE: March 16, 2010	Larry Terrell, Director

/s/ James I. Tims
DATE: March 16, 2010	James I. Tims, Director

/s/ Scott M. Wiggers
DATE: March 16, 2010	Scott M. Wiggers, Director

/s/ John G. Copeland
DATE: March 16, 2010	John G. Copeland
EVP & Chief Financial Officer
(principal financial officer)

/s/ Robert C. Thompson, III
DATE: March 16, 2010	Robert C. Thompson, III
VP – Accounting Policy
(principal accounting officer)

FIRST M&F CORPORATION AND SUBSIDIARY

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

10.4	Form of Preferred Stock Certificate. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2009.

10.5	Side Letter Agreement. Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2009.

11	Computation of Earnings per Share – Filed herewith as Note 19 to the consolidated financial statements.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of Hugh S. Potts, Jr., Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of John G. Copeland, Chief Financial Officer.

32.1	Section 1350 Certification of Hugh S. Potts, Jr., Chief Executive Officer.

32.2	Section 1350 Certification of John G. Copeland, Chief Financial Officer.

99.1	Certification pursuant to the Emergency Economic Stability Act of 2008 of Hugh S. Potts, Jr., Chief Executive Officer

99.2	Certification pursuant to the Emergency Economic Stability Act of 2008 of John G. Copeland, Chief Financial Officer