Form 10-Q
period 2010-03-31
FIRST M&F CORP/MS
filed 2010-05-14
CIK 320387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $5 par value	9,069,346 Shares
Title of Class	Shares Outstanding at April 30, 2010

FIRST M & F CORPORATION

FORM 10-Q

INDEX

FIRST M & F CORPORATION AND SUBSIDIARY

PART I: FINANCIAL INFORMATION
Item 1 – Financial Statements (Unaudited)
Consolidated Statements of Condition
(Dollars in thousands)
	March 31		December 31
	2010	2009	2009
	(Unaudited)	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$37,834	$35,992	$42,446
Interest bearing bank balances	82,126	14,985	84,810
Federal funds sold	42,000	54,900	70,000
Securities available for sale, amortized cost of $285,849, $280,687 and $280,470	289,354	285,752	284,550
Loans held for sale	8,698	6,066	10,266

Loans, net of unearned income	1,042,429	1,149,252	1,058,340
Allowance for loan losses	(21,115)	(41,506)	(24,014)
Net loans	1,021,314	1,107,746	1,034,326

Bank premises and equipment	42,141	44,827	42,919
Accrued interest receivable	7,040	9,742	7,598
Other real estate	31,460	10,907	23,578
Goodwill	-	16,772	-
Other intangible assets	5,333	5,758	5,439
Bank owned life insurance	21,270	20,640	21,082
Other assets	34,531	25,310	35,954

	$1,623,101	$1,639,397	$1,662,968
Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing deposits	$217,683	$191,386	$228,579
Interest-bearing deposits	1,156,315	1,121,774	1,159,684
Total deposits	1,373,998	1,313,160	1,388,263
Federal funds purchased and repurchase agreements	14,225	8,064	8,642
Other borrowings	91,240	140,524	122,510
Junior subordinated debt	30,928	30,928	30,928
Accrued interest payable	2,489	2,999	2,933
Other liabilities	5,385	5,031	5,062
Total liabilities	1,518,265	1,500,706	1,558,338

Stockholders’ equity:
Preferred stock:
Class A; 1,000,000 shares authorized	-	-	-
Class B; 1,000,000 shares authorized; 30,000 shares issued	28,900	28,657	28,838
Common stock of $5.00 par value; 15,000,000 shares authorized: 9,069,346, 9,063,346 and 9,069,346 shares issued	45,347	45,317	45,347
Additional paid-in capital	31,928	31,842	31,926
Nonvested restricted stock awards	780	788	734
Retained earnings (deficit)	(2,270)	31,548	(2,595)
Accumulated other comprehensive income	151	538	379
First M&F Corporation equity	104,836	138,690	104,629
Noncontrolling interest in subsidiaries	-	1	1
Total equity	104,836	138,691	104,630
	$1,623,101	$1,639,397	$1,662,968

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended
	March 31
	2010	2009
Interest income:
Interest and fees on loans	$15,388	$17,273
Interest on loans held for sale	78	79
Taxable investments	2,045	2,316
Tax-exempt investments	430	562
Federal funds sold	26	25
Interest bearing bank balances	45	6
Total interest income	18,012	20,261

Interest expense:
Deposits	5,190	6,385
Federal funds purchased and repurchase agreements	19	33
Other borrowings	1,066	1,503
Junior subordinated debt	496	496
Total interest expense	6,771	8,417

Net interest income	11,241	11,844
Provision for loan losses	2,280	19,840
Net interest income (expense) after provision for loan losses	8,961	(7,996)

Noninterest income:
Deposit account income	2,480	2,522
Mortgage banking income	343	368
Agency commission income	898	971
Trust and brokerage income	121	116
Bank owned life insurance income	170	117
Other income	789	1,094
Securities gains, net	1,004	-

Total investment other-than-temporary impairment losses	(271)	-
Portion of loss recognized in other comprehensive income (before taxes)	69	-
Net investment impairment losses recognized	(202)	-

Total noninterest income	5,603	5,188

Noninterest expenses:
Salaries and employee benefits	6,825	7,162
Net occupancy expenses	969	1,108
Equipment expenses	651	755
Software and processing expenses	402	526
Telecommunication expenses	244	259
Marketing and business development expenses	242	372
Foreclosed property expenses	456	756
FDIC insurance assessments	846	476
Goodwill impairment	-	15,800
Intangible asset amortization and impairment	106	1,369
Other expenses	2,668	2,458
Total noninterest expenses	13,409	31,041

Income (loss) before income taxes	1,155	(33,849)
Income tax expense (benefit)	301	(6,592)
Net income (loss)	854	(27,257)
Net income (loss) attributable to noncontrolling interests	1	(16)
Net income (loss) attributable to First M&F Corporation	$853	$(27,241)
Dividends and accretion on preferred stock	437	154
Net income (loss) applicable to common stock	$416	$(27,395)

Net income (loss) allocated to common shareholders	$413	$(27,089)

Earnings (loss) per share:
Basic	$.05	$(2.99)
Diluted	$.05	$(2.99)

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31
	2010	2009

Net income (loss)	$854	$(27,257)

Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized gains on securities available for sale arising during the period, net of tax of $185 and $673 for the three months ended March 31	313	1,130
Unrealized losses on other-than-temporarily impaired securities available for sale arising during the period, net of tax of $100 for the three months ended March 31	(171)	-
Reclassification adjustment for (gains) losses on securities available for sale included in net income, net of tax of $374 for the three months ended March 31	(630)	-
Reclassification adjustment for credit related other-than- temporary impairment losses on securities available for sale included in net income, net of tax of $75 for the three months ended March 31	127	-
Defined benefit pension plans:
Amortization of transition asset, net of tax of $0 and $1 for the three months ended March 31	-	(1)
Amortization of prior service cost, net of tax of $3 and $3 for the three months ended March 31	(6)	(6)
Amortization of actuarial loss, net of tax of $82 and $84 for the three months ended March 31	139	142

Other comprehensive income (loss)	(228)	1,265

Total comprehensive income (loss)	626	(25,992)
Comprehensive income (loss) attributable to noncontrolling interests	1	(16)

Comprehensive income (loss) of First M&F Corp	$625	$(25,976)

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity
Three Months Ended March 31, 2010 and 2009
(Unaudited)

(Dollars in thousands, except per share data)				Nonvested		Accumulated
			Additional	Restricted	Retained	Other
	Preferred	Common	Paid-in	Stock	Earnings	Comprehensive	Noncontrolling
	Stock	Stock	Capital	Awards	(Deficit)	Income (Loss)	Interest	Total
January 1, 2009	$-	$45,317	$30,447	$780	$60,133	$(727)	$18	$135,968
Net loss	-	-	-	-	(27,241)	-	(16)	(27,257)
Cash dividends ($.13 per share)	-	-	-	-	(1,191)	-	-	(1,191)
Issuance of 30,000 shares of preferred stock	28,637	-	-	-	-	-	-	28,637
Issuance of stock warrant for 513,113 shares	-	-	1,363	-	-	-	-	1,363
Dividends and accretion on preferred stock	20	-	-	-	(154)	-	-	(134)
Share-based compensation expense recognized	-	-	5	8	1	-	-	14
Tax benefits on restricted stock dividends paid	-	-	27	-	-	-	-	27
Net change	-	-	-	-	-	1,265	-	1,265
Distributions	-	-	-	-	-	-	(1)	(1)

March 31, 2009	$28,657	$45,317	$31,842	$788	$31,548	$538	$1	$138,691

January 1, 2010	$28,838	$45,347	$31,926	$734	$ (2,595)	$379	$1	$104,630
Net income	-	-	-	-	853	-	1	854
Cash dividends ($.01 per share)	-	-	-	-	(91)	-	-	(91)
Dividends and accretion on preferred stock	62	-	-	-	(437)	-	-	(375)
Share-based compensation expense recognized	-	-	2	46	-	-	-	48
Net change	-	-	-	-	-	(228)	-	(228)
Distributions	-	-	-	-	-	-	(2)	(2)

March 31, 2010	$28,900	$45,347	$31,928	$780	$(2,270)	$151	$-	$104,836

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)	Three Months Ended March 31
	2010	2009
Cash flows from operating activities:
Net income (loss)	$854	$(27,257)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation	48	14
Amortization of pension costs	197	219
Depreciation and amortization	688	800
Goodwill impairment	-	15,800
Intangible asset impairments	-	1,248
Provision for loan losses	2,280	19,840
Net investment amortization	455	58
Net change in unearned fees/deferred costs on loans	(153)	(68)
Capitalized dividends on FHLB stock	(7)	(10)
Net accretion of discount on time deposits	4	2
Gain on securities available for sale	(1,004)	-
Impairment loss on securities available for sale	202	-
Gain on loans held for sale	(288)	(73)
Other asset sales losses	191	464
Deferred income taxes	284	(7,145)
Originations of loans held for sale, net of repayments	(20,703)	(26,023)
Sales proceeds of loans held for sale	22,600	27,713
(Increase) decrease in:
Accrued interest receivable	558	90
Cash surrender value of bank owned life insurance	(170)	(117)
Other assets	1,274	1,869
Increase (decrease) in:
Accrued interest payable	(444)	(538)
Other liabilities	332	1,161

Net cash provided by operating activities	7,198	8,047

Cash flows from investing activities:
Purchases of securities available for sale	(81,182)	(72,495)
Sales of securities available for sale	39,548	1,665
Maturities of securities available for sale	36,602	13,967
Net (increase) decrease in:
Interest bearing bank balances	2,684	(8,429)
Federal funds sold	28,000	(45,550)
Loans	1,873	19,363
Bank premises and equipment	41	(850)
Net purchases of bank owned life insurance	(18)	(1)
Sales of nonperforming loans	500	-
Proceeds from sales of other real estate and other repossessed assets	566	4,393
Net redemptions of FHLB stock	-	225

Net cash provided by (used in) investing activities	28,614	(87,712)

(Continued)

FIRST M & F CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)	Three Months Ended March 31
	2010	2009
Cash flows from financing activities:
Net increase (decrease) in deposits	$(14,269)	$51,771
Net increase (decrease) in short-term borrowings	5,583	(1,664)
Proceeds from other borrowings	-	-
Repayments of other borrowings	(31,270)	(11,023)
Earnings distributions to noncontrolling interests	(2)	(1)
Common dividends paid	(91)	(1,191)
Preferred dividends paid	(375)	-
Preferred shares and common stock warrant issued to U. S. Treasury	-	30,000
Tax benefits related to share-based compensation	-	27

Net cash provided by (used in) financing activities	(40,424)	67,919

Net decrease in cash and due from banks	(4,612)	(11,746)

Cash and due from banks at January 1	42,446	47,738

Cash and due from banks at March 31	$37,834	$35,992

Total interest paid	$7,216	$8,951
Total income taxes paid	226	97
Income tax refunds received	210	27
Total payments to other banks to satisfy liens on ORE	433	-
Transfers of loans to foreclosed property	8,484	4,756
Transfers of buildings to foreclosed property	176	-
U. S. Treasury preferred dividend accrued but unpaid	187	134
Accretion on U. S. Treasury preferred stock	62	20

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 1:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed balance sheet as of December 31, 2009, has been derived from audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements include all entities in which the Company has a controlling financial interest. Therefore, the condensed consolidated financial statements of First M & F Corporation include the financial statements of Merchants and Farmers Bank, a wholly owned subsidiary, and the Bank’s wholly owned subsidiaries, First M & F Insurance Company, Inc., M & F Financial Services, Inc., M & F Bank Securities Corporation, M & F Insurance Agency, Inc., M & F Insurance Group, Inc., and M & F Business Credit, Inc. The consolidated financial statements also include the Bank’s 55% ownership in MS Statewide Title, LLC, a title insurance agency. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

The Company is substantially in the business of community banking and therefore is considered a banking operation with no separately reportable segments.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future economic and market conditions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although our estimates and assumptions contemplate current economic conditions and how we expect them to change in the future, it is reasonably possible that in future months actual conditions could be worse than those anticipated, which could materially affect our financial condition and results of operations. The allowance for loan losses, the fair value of financial instruments and other-than-temporary investment impairments represent significant estimates.

Certain reclassifications have been made to the 2009 financial statements to be consistent with the 2010 presentation.

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of March 31, 2010, December 31, 2009 and March 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at
		March 31, 2010, Using
		Quoted
		Prices In
		Active
		Markets	Significant
	Assets/Liabilities	For	Other	Significant
	Measured at Fair	Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	March 31, 2010	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury securities	$510	$-	$510	$-
U.S. Government sponsored entities	62,507	-	62,507	-
Mortgage-backed investments	171,809	-	171,809	-
Obligations of states and political subdivisions	50,135	-	50,135	-
Collateralized debt obligations	1,045	-	-	1,045
Other debt securities	2,501	-	2,501	-
Equity securities	847	847	-	-
Total securities available for sale	$289,354	$847	$287,462	$1,045

Mortgage derivative assets	79	-	-	79

Mortgage derivative liabilities	11	-	-	11

		Fair Value Measurements at
		December 31, 2009, Using
		Quoted
		Prices In
		Active
		Markets	Significant
	Assets/Liabilities	For	Other	Significant
	Measured at Fair	Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2009	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury securities	$517	$-	$517	$-
U.S. Government sponsored entities	55,161	-	55,161	-
Mortgage-backed investments	167,875	-	167,875	-
Obligations of states and political subdivisions	56,586	-	56,586	-
Collateralized debt obligations	1,080	-	-	1,080
Other debt securities	2,486	-	2,486	-
Equity securities	845	845	-	-
Total available for sale securities	$284,550	$845	$282,625	$1,080

Mortgage derivative assets	85	-	-	85

Mortgage derivative liabilities	1	-	-	1

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

		Fair Value Measurements at
		March 31, 2009, Using
		Quoted
		Prices In
		Active
		Markets	Significant
	Assets/Liabilities	For	Other	Significant
	Measured at Fair	Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	March 31, 2009	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury securities	$535	$-	$535	$-
U.S. Government sponsored entities	30,588	-	30,588	-
Mortgage-backed investments	182,633	-	182,633	-
Obligations of states and political subdivisions	64,811	-	64,811	-
Collateralized debt obligations	4,017	-	4,017	-
Other debt securities	2,590	-	2,590	-
Equity securities	578	578	-	-
Total securities available for sale	$285,752	$578	$285,174	$-

Mortgage derivative assets	10	-	10	-

Mortgage derivative liabilities	6	-	6	-

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

Collateralized debt obligations. The Company owns certain beneficial interests in collateralized debt obligations secured by community bank trust preferred securities. These interests have an amortized cost of $3.969 million with estimated fair values of $1.045 million. These interests do not trade in a liquid market, and therefore, market quotes are not a reliable indicator of their ultimate realizability. The Company utilizes a discounted cash flow model using inputs of (1) market yields of trust-preferred securities as the discount rate and (2) expected cash flows which are estimated using assumptions related to defaults, deferrals and prepayments to determine the fair values of these beneficial interests. Many of the factors that adjust the timing and extent of cash flows are based on judgment and not directly observable in the markets. Therefore, these fair values are classified as Level 3 valuations for accounting and disclosure purposes.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

Equity securities. Equity securities are comprised of mutual funds that are actively exchanged at their net asset value (NAV).

Mortgage Derivatives.  Throughout 2009 mortgage derivative assets and liabilities were reported at fair value utilizing Level 2 inputs. These assets and liabilities represent the fair values of the interest rate lock commitments (IRLCs) of the Company to originate mortgages at certain rates as well as the commitments, or forward sale agreements (FSAs), to sell the mortgages to investors at locked prices within a specified period of time. The Company uses an internal valuation model with observable market data inputs consisting primarily of dealer quotes, market yield curves and credit-related adjustments. The most significant inputs used in 2009 were dealer quotes. During the fourth quarter of 2009 the model for FSA derivatives was changed to supplement the dealer quotes with estimates of servicing values. The model for IRLC derivatives was adjusted to use estimated pull-through rates. Therefore, these instruments were transferred to Level 3 status upon their valuations at December 31, 2009.  Mortgage derivative assets are included in other assets and mortgage derivative liabilities are included in other liabilities in the Company’s balance sheet.

The following table reports the activity for 2010 in assets measured at fair value on a recurring basis using significant unobservable inputs.

	Fair Value Measurements Using
	Significant Unobservable Inputs
(Dollars in thousands)	(Level 3)
	Collateralized
	Debt	Mortgage
	Obligations	Derivatives
Balance at January 1, 2010	$1,080	$84
Total gains or losses (realized/unrealized)
Other-than-temporary impairment included in earnings	(202)	-
Other-than-temporary impairment included in other comprehensive income	(69)	-
Other gains/losses included in other comprehensive income	236	-
Purchases, issuances, and settlements	-	-
Transfers in and/or out of Level 3	-	-
IRLC and FSA issuances, expirations and fair value changes included in earnings	-	(5)
IRLC transfers into closed loans	-	(11)
IRLC and FSA transfers in and/or out of Level 3	-	-
Balance at March 31, 2010	$1,045	$68

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(202)	$-

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

The following tables summarize assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements Using
		Quoted
		Prices in				Fair Value
		Active	Significant		Charged to	Adjustment
	For the	Markets for	Other	Significant	Allowance	Recognized
	Year-to-Date	Identical	Observable	Unobservable	for Loan Losses	In Earnings
	Ended	Assets	Inputs	Inputs	During	During
(Dollars in thousands)	03/31/10 (a)	(Level 1)	(Level 2)	(Level 3)	Current Period	Current Period

Impaired loans	$14,516	$-	$-	$14,516	$-	$(1,056)
Loan foreclosures	3,122	-	-	3,122	1,320	-
Loans transferred to HFS	-	-	-	-	325	-
Other real estate	2,125	-	-	2,125	-	(197)

(a)
These amounts represent the carrying amounts on the consolidated statement of condition at the balance sheet date for impaired real estate-secured loans and other real estate for which fair value re-measurements took place during the period. Loan foreclosures represent the fair value portion of the carrying amounts of other real estate properties that were re-measured at the point of foreclosure during the period and were still owned at the balance sheet date.

Gains and losses recognized due to fair value re-measurements are recorded in the consolidated statements of operations in (1) provision for loan losses for impaired loans and (2) foreclosed property expenses for other real estate.

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

Loan Foreclosures.  During 2010 certain foreclosed assets, upon initial recognition, were re-measured and reported at fair value through a charge-off to the allowance for possible loan losses based upon the fair value of the foreclosed asset. The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 3 inputs based on observable market data. Foreclosed assets measured at fair value upon initial recognition during 2010 totaled $3.122 million using Level 3 valuation inputs. In connection with the measurement and initial recognition of the foregoing foreclosed assets, the Company recognized charge-offs to the allowance for possible loan losses totaling $1.320 million. During the first quarter of 2010 there were no sales of these properties. Of the properties remaining at the end of the first quarter of 2010, no fair value write downs had been taken subsequent to foreclosure. The fair value of the foreclosed assets was recorded in other real estate.

Loans Transferred To Held For Sale.  Certain nonperforming loans held for investment were transferred to held for sale status during 2010. Loans with an amortized cost of $825 thousand were written down by $325 thousand to a fair value of $500 thousand upon transfer to held for sale status. The $325 thousand write-down was charged to the allowance for loan losses. The loans were subsequently sold for $500 thousand.

Other real estate.  Other real estate consists of real estate from loans that have been foreclosed on. It is carried at the lower of cost or fair value less costs to sell. Subsequent to foreclosure, these properties may experience further market declines. When this occurs, the Company writes the property down to management’s best estimate of what the market may be willing to pay. Management considers what other properties have sold for, how long properties have been on the market, the condition of the property, the availability of liquid buyers and other assumptions that market participants may use in determining a price at which they would acquire the property. Since certain significant inputs to these estimates are management-derived and unobservable, fair values are reported as using Level 3 inputs. Impairments of $197 thousand were recorded during 2010 on properties with original carrying values of $2.322 million. No properties that had been written down during 2010 were disposed of during 2010.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

Fair Value of Financial Instruments

The following table presents the carrying amounts and fair values of the Company’s financial instruments at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
(Dollars in thousands)	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and short-term investments	$161,960	$161,960	$197,256	$197,256
Securities available for sale	289,354	289,354	284,550	284,550
Loans held for sale	8,698	8,735	10,266	10,270
Loans held for investment	1,021,314	956,590	1,034,326	996,382
Agency accounts receivable	232	232	357	357
Accrued interest receivable	7,040	7,040	7,598	7,598
Nonmarketable equity investments	7,333	7,333	7,326	7,326
Investment in unconsolidated VIE	928	928	928	928
Mortgage derivative assets	79	79	85	85
Financial liabilities:
Noninterest-bearing deposits	217,683	217,683	228,579	228,579
NOW, MMDA and savings deposits	585,636	585,636	583,879	583,879
Certificates of deposit	570,679	579,252	575,806	580,895
Short-term borrowings	14,225	14,225	8,642	8,642
Other borrowings	91,240	92,810	122,510	124,021
Junior subordinated debt	30,928	19,888	30,928	15,835
Agency accounts payable	501	501	639	639
Accrued interest payable	2,489	2,489	2,933	2,933
Mortgage derivative liabilities	11	11	1	1
Other financial instruments:
Commitments to extend credit and letters of credit	(28)	(365)	(31)	(400)

The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

Cash and due from banks, interest-bearing deposits with banks and Federal funds sold are valued at their carrying amounts which are reasonable estimates of fair value due to the relatively short period to maturity of the instruments.

Securities available for sale are predominantly valued based on prices obtained from an independent nationally recognized pricing service and market yield matrices. We use an external pricing service to electronically provide prices by CUSIP number. These prices include exchange quoted prices, dealer quoted prices and prices derived from market yields published by specialized financial database providers. We use the one price per instrument provided for the securities that the service can produce prices for. We do not adjust the prices that are obtained from external pricing services. Typically, all securities except for some small municipal issues and the collateralized debt obligations are priced by the primary external provider. For issues that are not priced by the primary provider, we use the pricing disclosed in the investment accounting product provided by a broker-dealer affiliate of a correspondent bank. The broker-dealer’s accounting system uses prices provided by (1) the same external pricing service that we use, (2) Standard & Poor’s, (3) matrix pricing with market yield inputs provided by Bloomberg and a municipal securities market data provider and (4) the broker-dealer’s trading staff. Any quotes provided by a broker-dealer are usually non-binding. However, the Company rarely uses solicited broker-dealer quotes to price any of its securities. The broker-dealer prices all municipal securities through its pricing matrix. At March 31, 2010, the only securities that were not priced by the primary provider were 22 municipal bonds representing 6 issuers and the collateralized debt obligations. We used the broker-dealer’s matrix prices for the municipal securities and a third-party provider’s modeled prices for the collateralized debt obligations (CDOs).

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

The primary method of validation of investment security values that we use is the comparison of the prices that we receive from our primary pricing service provider with the prices that are used in the broker-dealer’s investment accounting reports. The fair values used for selected agency, mortgage-backed and corporate securities are also periodically checked by comparing them to prices obtained from Bloomberg. The CDOs may be validated by comparing the fair values with those obtained by other valuation experts. We moved to a new valuation provider and new model to value the CDOs at September 30, 2009. The result, primarily due to a change in valuation methodology, was a reduction of fair values of the CDOs by approximately $1.000 million as compared to their June 30, 2009 values. The new model incorporated a different methodology for (1) determining the amounts and timing of future defaults, deferrals, recoveries and cures and (2) determining the discount rate used. The new model assumptions were also used as inputs in the third and fourth quarters of 2009 and subsequent impairment tests of the CDOs. We review the documentation provided with the CDO pricing and impairment models to assure that sound valuation methodologies are used and to determine whether or not the significant inputs are observable in the market.

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

Note 3:  Investment Securities and Derivatives

The following is a summary of the amortized cost and fair value of securities available for sale at March 31, 2010, December 31, 2009 and March 31, 2009:

	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2010:
U.S. Treasury securities	$502	$8	$-	$510
U.S. Government sponsored entities	62,002	590	85	62,507
Mortgage-backed investments	167,186	4,859	236	171,809
Obligations of states and political subdivisions	48,943	1,299	107	50,135
Collateralized debt obligations	3,969	-	2,924	1,045
Other debt securities	2,381	120	-	2,501
Equity securities	866	20	39	847

	$285,849	$6,896	$3,391	$289,354

December 31, 2009:
U.S. Treasury securities	$503	$14	$-	$517
U.S. Government sponsored entities	54,746	489	74	55,161
Mortgage-backed investments	162,647	5,300	72	167,875
Obligations of states and political subdivisions	55,153	1,533	100	56,586
Collateralized debt obligations	4,171	-	3,091	1,080
Other debt securities	2,385	101	-	2,486
Equity securities	865	20	40	845

	$280,470	$7,457	$3,377	$284,550

March 31, 2009:
U.S. Treasury securities	$507	$28	$-	$535
U.S. Government sponsored entities	30,311	309	32	30,588
Mortgage-backed investments	177,452	5,313	132	182,633
Obligations of states and political subdivisions	64,056	1,066	311	64,811
Collateralized debt obligations	5,079	-	1,062	4,017
Other debt securities	2,649	5	64	2,590
Equity securities	633	-	55	578

	$280,687	$6,721	$1,656	$285,752

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 3:  (Continued)

Provided below is a summary of securities available for sale which were in an unrealized loss position and the length of time that individual securities have been in a continuous loss position at March 31, 2010 and December 31, 2009. Securities on which we have taken only credit-related other-than-temporary-impairment (OTTI) write-downs are categorized as being “less than 12 months” or “12 months or more” in a continuous loss position based on the point in time that the fair value declined to below the amortized cost basis and not the period of time since the OTTI write-down.

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2010:
U.S. Government sponsored entities	$-	$-	$11,619	$85	$11,619	$85
Mortgage-backed investments	38,595	236	-	-	38,595	236
Obligations of states and political subdivisions	-	-	4,290	107	4,290	107
Collateralized debt obligations	-	-	1,045	2,924	1,045	2,924
Other debt securities	-	-	-	-	-	-
Equity securities	244	7	84	32	328	39

	$38,839	$243	$17,038	$3,148	$55,877	$3,391

December 31, 2009:
U.S. Government sponsored entities	$5,093	$74	$-	$-	$5,093	$74
Mortgage-backed investments	4,122	71	76	1	4,198	72
Obligations of states and political subdivisions	2,423	40	3,087	60	5,510	100
Collateralized debt obligations	-	-	1,080	3,091	1,080	3,091
Other debt securities	-	-	-	-	-	-
Equity securities	350	8	84	32	434	40

	$11,988	$193	$4,327	$3,184	$16,315	$3,377

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 3:  (Continued)

Management believes that the impairments reflected as unrealized losses above are temporary and will be recovered over the investments’ holding periods. At March 31, 2010 there were 9 U.S. government sponsored entity securities with unrealized losses under 12 months in duration. There were 16 mortgage-backed securities with unrealized losses under 12 months. There were 21 municipal securities with unrealized losses of 12 months or longer. The unrealized losses associated with U.S. government sponsored entity, mortgage-backed and municipal securities are primarily driven by changes in market rates and liquidity and not due to the credit quality of the securities. Management does not intend to sell any investment securities that have unrealized losses before the time that those losses could be recovered. Management has evaluated the investment securities that have unrealized losses within the framework of the Company’s liquidity and capital needs as well as its ability to hold those securities over an extended recovery period. Management’s evaluation involved (1) assessing whether significant future cash outflows would occur that would require the liquidation of securities and (2) determining if the balance sheet would need to be managed or reduced in a way that would require the liquidation of securities to meet regulatory capital ratio requirements. This analysis was performed to determine if it was more likely than not that the investments would have to be sold before their anticipated recoveries. Management determined that it was not more likely than not that the investments would have to be disposed of prior to their anticipated recoveries. In estimating whether there are other-than-temporary impairment losses on debt securities management considers (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) historical cash flows and economic factors that could detrimentally affect those cash flows and (4) changes in credit ratings of the issuers.

There are five collateralized debt obligations that represent the majority of unrealized losses in the investment portfolio. These obligations are secured by commercial bank trust preferred securities. The impairments have arisen due to a virtual trading halt related to the liquidity crisis in corporate debt, and the effects of the sub-prime mortgage crisis and the resulting economic deterioration and ongoing recession on the financial stability of financial institution issuers of the trust preferred collateral. In December 2008, these CDOs were downgraded to below investment grade by Moody’s. During 2008 and 2009 several banks that had issued trust preferred securities that were held as collateral in some of the CDOs were closed by federal regulators. These defaults and the credit downgrades, accompanied by interest deferrals by several other bank issuers, resulted in reductions in fair value estimates as credit assumptions had to be revised. Two of the beneficial interests had deferred interest payments and were placed in nonaccrual status during the second quarter of 2009 resulting in a reversal of $84 thousand of interest income. A third beneficial interest deferred an interest payment in October 2009 which resulted in its being placed in nonaccrual status with a resulting $25 thousand reversal of interest income in the fourth quarter. Management evaluated these instruments for impairment as of each quarter end during 2009 and 2010 within the accounting guidelines for determining impairments for beneficial interests using the discounted cash flow approach prescribed, which required Management to make assumptions concerning the estimates of the ultimate collectability of the contractual cash flows of the beneficial interests owned. These estimates depend on the expected cash flows that the beneficial interest issuer will receive on its investments in the trust preferred securities of the commercial bank investees. The ability of the banks that issued trust preferred securities to the beneficial interest issuer to pay their obligations was determined based on an analysis of the financial condition of the banks. This analysis resulted in an estimate of the timing and amount of cash flows derived from a determination of how many would default on their obligations and how many would eventually pay off their obligations and the timing of those events. Those estimated cash flows would first pay off more senior beneficial interests, with the remaining amounts flowing through to the interests owned by the Company. Based on this type of analysis for each beneficial interest issuer, the cash flows of each of the five beneficial interests owned by the Company were projected and discounted to their present values using their original yields and compared to the amortized cost book values of the interests. This analysis resulted in a determination that other-than-temporary impairment (OTTI) conditions existed for one of the securities at June 30, 2009, two of the securities at September 30, 2009, three of the securities at December 31, 2009 and two of the securities at March 31, 2010. At June 30, 2009 the credit-related portion of the impairment of $175 thousand was charged against current earnings with the remaining unrealized loss of $218 thousand being charged to other comprehensive income. At September 30, 2009 the credit-related portions of the impairments of $237 thousand were charged against earnings with the remaining unrealized loss of $994 thousand being charged to other comprehensive income. At December 31, 2009 the credit-related portions of the impairments of $417 thousand were charged against earnings with the remaining unrealized loss of $1.486 million being charged to other comprehensive income. At March 31, 2010 the credit-related portions of the impairments of $202 thousand were charged against earnings with the remaining loss of $69 thousand being charged to other comprehensive income. The unrealized losses by individual security in the CDO portfolio as of March 31, 2010 ranged from 68% of amortized cost to 80% of amortized cost.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 3:  (Continued)

The following table provides a rollforward of the cumulative activity related to credit losses on debt securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income.

(Dollars in thousands)	Three Months Ended March 31
	2010	2009
Beginning balance	$829	$-
OTTI credit losses on securities not previously impaired	-	-
OTTI credit losses on previously impaired securities	202	-
Ending balance	$1,031	$-

The fair values of our investment securities could decline in the future if the underlying performance of the collateral for the trust preferred CDOs deteriorates and credit enhancements in the form of seniority in the cash flow waterfalls do not provide sufficient protection to our contractual principal and interest. As a result, there is a risk that additional OTTI may occur in the future given the current economic environment.

The following is a summary of gains and losses on securities available for sale:

(Dollars in thousands)	Three Months Ended March 31
	2010	2009
Proceeds from sales	$39,548	$1,665

Gross realized gains	1,094	-
Gross realized losses	90	-

Net gains from sales	$1,004	$-
Gross recognized losses related to the credit component of other-than-temporary impairments	$202	$-

Securities with a carrying value totaling $249.530 million at March 31, 2010 and $264.185 million at December 31, 2009 were pledged to secure public deposits, short-term borrowings and for other purposes required or permitted by law.

The amortized cost and fair values of debt securities available for sale at March 31, 2010, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with, or without, call or prepayment penalties. Equity securities are not included since they have no stated maturity. Mortgage-backed securities receive monthly payments based on the cash flows of the underlying collateral. Therefore, their stated maturities do not represent the timing of principal amounts received and no maturity distributions are shown for these securities.

	Amortized	Fair
(Dollars in thousands)	Cost	Value

One year or less	$24,448	$24,581
After one through five years	70,313	71,491
After five through ten years	18,202	18,734
After ten years	4,834	1,892
	117,797	116,698
Mortgage-backed investments	167,186	171,809

	$284,983	$288,507

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

The following table summarizes these instruments, which are considered derivatives not designated as hedges:

(Dollars in thousands)	March 31, 2010			December 31, 2009
	Notional	Positive	Negative	Notional	Positive	Negative
Instrument	Amount	Fair Value	Fair Value	Amount	Fair Value	Fair Value
Forward sale agreements	$6,166	$69	$-	$3,895	$77	$-
Written interest rate options (locks)	7,945	10	11	7,108	8	1

Derivatives with positive fair values are recorded as other assets and derivatives with negative fair values are recorded as other liabilities in the consolidated statements of condition.

Amounts included in the consolidated statements of operations related to non-hedging mortgage banking-related derivative instruments were as follows:

(Dollars in thousands)	Three Months Ended March 31
	2010	2009
Forward sale agreements:
Recorded in mortgage banking income	$(8)	$(3)
Written interest rate options (locks):
Recorded in mortgage banking income	3	(43)

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4: Loans

The composition of the loan portfolio is shown in the table below:

(Dollars in thousands)	March 31		December 31
	2010	2009	2009

Commercial, financial and agricultural	$123,476	$132,812	$120,415
Non-residential real estate	626,025	720,783	643,804
Residential real estate	195,862	204,003	195,361
Home equity loans	43,043	45,116	44,560
Consumer loans	44,788	37,451	44,586
Other loans	9,235	9,087	9,614

Total loans	$1,042,429	$1,149,252	$1,058,340

The Bank uses loans as collateral for borrowings at the Federal Reserve Bank and a Federal Home Loan Bank. Approximately $20.245 million of commercial and consumer loans were pledged to a line of credit with the Federal Reserve Bank at March 31, 2010. Approximately $276.125 million of individual real estate-secured loans were pledged to the Federal Home Loan Bank at March 31, 2010.

The following table is a summary of the activity in the allowance for loan losses for first three months of 2010 and 2009:

(Dollars in thousands)	Three Months Ended March 31
	2010	2009
Balance at January 1	$24,014	$24,918

Loans charged off	(5,603)	(3,508)
Charge offs resulting from write-downs of loans transferred to held for sale status	(325)	-
Recoveries	749	256
Net charge-offs	(5,179)	(3,252)

Provision for loan losses	2,280	19,840

Balance at March 31	$21,115	$41,506

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
Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  (Continued)

Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet their payment obligations, which typically occurs when principal or interest payments are more than 90 days past due. The following table shows overall statistics for non-performing loans and other assets of the Company:

(Dollars in thousands)	March 31,	December 31,
	2010	2009
Nonaccrual loans	$42,148	$44,549
Other real estate owned	31,460	23,578

Total non-performing credit-related assets	$73,608	$68,127

Accruing loans past due 90 days or more	$2,092	$2,479
Loans restructured and in compliance with modified terms	$6,759	$4,620

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

The following table shows an impaired loan summary for the Company:

(Dollars in thousands)	March 31, 2010	December 31, 2009
Restructured loans with an allowance	$5,077	$3,783
Other impaired loans with an allowance	20,662	40,897
Restructured loans without an allowance	2,352	837
Other impaired loans without an allowance	102,096	94,710
Total impaired loans	$130,187	$140,227

Allowance for restructured loans	$2,379	$1,974
Allowance for other impaired loans	$8,068	$11,419

The impaired loan totals consist primarily of collateral-dependent construction and commercial real estate loans.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 5:  Goodwill and Other Intangible Assets

Following is a summary of intangible assets, net of accumulated amortization, included in the Consolidated Statements of Condition:

(Dollars in thousands)			Customer
		Core	Renewal	Noncompete	Banking
	Goodwill	Deposits	Lists	Agreements	Charter
Balance at December 31, 2008	$32,572	$5,865	$198	$39	$1,025
Amortization expense	-	(107)	(7)	(7)	-
Impairment charge	(15,800)	-	(191)	(32)	(1,025)

Balance at March 31, 2009	$16,772	$5,758	$-	$-	$-

Balance at December 31, 2009	$-	$5,439	$-	$-	$-
Amortization expense	-	(106)	-	-	-
Impairment charge	-	-	-	-	-

Balance at March 31, 2010	$-	$5,333	$-	$-	$-

Estimated amortization expense
Remainder of 2010		$321
2011		427
2012		427
2013		427
2014		427
2015		427

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 6:  Variable Interest Entity and Borrowing Arrangements

The following is a summary of other borrowings at March 31, 2010 and 2009 and December 31, 2009:

(Dollars in thousands)	March 31		December 31
	2010	2009	2009
Company’s line of credit in the amount of $5,000,000, maturing in June 2010; secured by approximately 29% of the Bank’s common stock; interest payable quarterly at the prime rate with a floor of 3.50%	$1,916	$2,416	$1,916

Bank’s advances from Federal Home Loan Banks	89,324	138,108	120,594

	$91,240	$140,524	$122,510

Company’s junior subordinated debentures, interest payable quarterly at 6.44% through March 2011, payable quarterly at 90-day LIBOR plus 1.33% through March 2036; redeemable after March 2011	$30,928	$30,928	$30,928

The Company’s correspondent line of credit contains certain restrictive covenants related to capital ratios, asset quality and supervisory actions by the Company’s regulators. The Company was in violation of its capital ratio debt covenants as of March 31, 2010. The Company executed an informal agreement with the Federal Reserve Bank of St. Louis in November 2009, the occurrence of which was an event of default under the Loan Agreement. The lender has agreed to a waiver of the covenant violations and events of default until June 30, 2010.

The Bank has advances and letters of credit from the Federal Home Loan Bank of Dallas (FHLB) collateralized by real estate-secured loans. The Bank must pledge collateral to obtain advances from the FHLB. Based on the amount of collateral pledged as of March 31, 2010 the Bank had approximately $617 thousand in available credit.

The Bank has a line of credit with the Federal Reserve Discount Window collateralized by commercial and consumer loans. The bank had a line of credit of approximately $13.159 million at March 31, 2010, all of which was available.

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

The Company may redeem the Class B, Series A Preferred Stock in whole or in part at $1,000 per share at any time subject to the consent of the Federal Reserve Bank of St. Louis, which is the Company’s primary Federal banking regulator, and the U.S. Treasury Department.

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

Accretion of the discount associated with the preferred stock is recognized as an increase to preferred stock dividends in determining net income available to common shareholders. The discount is being amortized over a five-year period using the effective yield method. The discount recognized was $62 thousand during the first three months of 2010 and $20 thousand during the first three months of 2009.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 8:  Pension and Other Employee Benefit Plans

As discussed in Note 18 to the December 31, 2009 financial statements, the Bank has a defined benefit pension plan covering substantially all full time employees of the Bank and its subsidiaries. The following table provides a summary of the components of the Unamortized Pension Costs recognized in stockholders’ equity as of March 31, 2010 and December 31, 2009:

(Dollars in thousands)	Balance	2010	Balance
	12/31/09	Amortization	03/31/10
Unamortized transition asset	$-	$-	$-
Unamortized prior service cost	(62)	9	(53)
Unamortized actuarial loss	3,538	(221)	3,317
	3,476	(212)	3,264
Deferred taxes	(1,297)	79	(1,218)
Net unamortized pension costs	$2,179	$(133)	$2,046

The following is a summary of the components of net periodic benefit costs for the three-month periods ended March 31, 2010 and 2009:

(Dollars in thousands)	Three Months Ended March 31
	2010	2009
Service cost	$-	$-
Interest cost	117	121
Expected return on plan assets	(132)	(117)
Amortization of transition asset	-	(2)
Amortization of prior service costs	(9)	(9)
Recognized actuarial loss	221	226

Net pension cost	$197	$219

The Company did not make any contributions to the pension plan during the first quarters of 2009 and 2010. The Company has not determined the level of contributions to make to the pension plan during 2010.

The Company made no contributions to the ESOP and $75 thousand in matching contributions to the 401k plan during the first quarter of 2010. The Company made no contributions to the ESOP and $138 thousand in matching contributions to the 401k plan during the first quarter of 2009.

The Company has a nonqualified deferred compensation plan for certain senior officers. Participants deferred $17 thousand of compensation and received $17 thousand in distributions during the first three months of 2010. Participants deferred $18 thousand of compensation and received $2 thousand in distributions during the first three months of 2009. Employee benefit expenses include charges for earnings increases of $17 thousand for the first three months of 2010 and credits for earnings declines attributed to the participants’ accounts of $54 thousand for the first three months of 2009. The plan incurred $1 thousand of expenses during the first three months of 2010 and $1 thousand during the first three months of 2009. Liabilities of the plan were $416 thousand at March 31, 2010 and $360 thousand at March 31, 2009, substantially all of which were vested.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 9:  Share-based Compensation

The Company uses the fair value method of accounting for stock-based compensation. The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model.

The following table is a summary of stock awards activity:

	2005 Plan					1999 Plan
		Restricted Stock		Stock Options		Stock Options
Weighted
Average
	Shares		Grant		Weighted		Weighted
	Available	Number	Date	Number	Average	Number	Average
	for	of	Fair	Of	Exercise	Of	Exercise
	Grant	Shares	Value	Shares	Price	Shares	Price
January 1, 2009	576,984	106,250	$16.823	12,000	$16.004	119,900	$15.995
Awards Granted	-	-	-	-	-	-	-
Vested	-	-	-	-	-	-	-
Forfeitures	8,000	(8,000)	16.855	-	-	-	-
Expired	-	-	-	-	-	-	-
March 31, 2009	584,984	98,250	$16.820	12,000	$16.004	119,900	$15.995

January 1, 2010	596,234	77,000	$16.841	16,000	$13.288	21,600	$15.087
Awards Granted	-	-	-	-	-	-	-
Vested	-	-	-	-	-	-	-
Forfeitures	-	-	-	-	-	-	-
Expired	-	-	-	-	-	-	-
March 31, 2010	596,234	77,000	$16.841	16,000	$13.288	21,600	$15.087

Shares exercisable at March 31, 2010		-	-	4,000	$17.219	20,200	$14.881

The Company estimates a forfeiture rate of 9.45% (1.89% annual rate) for stock options issued to employees and a forfeiture rate of 5.45% (1.09% annual rate) for stock options issued to directors in determining net compensation costs. At March 31, 2010, there were $21 thousand in unrecognized compensation costs related to stock option awards.

The Company has issued restricted stock awards to certain executives and senior officers. The awards vest over periods of one to seven years and are forfeited in their entirety if the officer leaves the Company before the end of the vesting term. Additionally the restricted shares include a performance condition that may accelerate vesting at the achievement of a diluted earnings per share and net income target. Non-achievement of the performance condition during the vesting period would not prevent vesting of the shares. Dividends are paid quarterly to restricted stock grantees. At March 31, 2010, there were $542 thousand in unrecognized compensation costs. The unrecognized costs at March 31, 2010, are expected to be recognized over a weighted-average period of 3.2 years. The Company estimates that 4.00% (.57% annual rate) of the nonvested shares will be forfeited in determining net compensation expenses recognized. In August 2008, 1,766 shares of restricted stock with a fair value of $19 thousand became fully vested and outstanding, and in December 2008, 1,500 shares of restricted stock with a fair value of $13 thousand became fully vested and outstanding. In May 2009, 6,000 shares of restricted stock with a fair value of $26 thousand became fully vested and outstanding.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 10:  Accumulated Other Comprehensive Income

The following is a summary of the gross amounts of accumulated other comprehensive income and the related income tax effects:

(Dollars in thousands)	Gross	Tax	Net

March 31, 2010:
Net unrealized gain on securities available for sale	$6,272	$2,340	$3,932
Net unrealized loss on other-than-temporarily impaired securities available for sale	(2,767)	(1,032)	(1,735)
Net unamortized pension costs	(3,264)	(1,218)	(2,046)

	$241	$90	$151

December 31, 2009:
Net unrealized gain on securities available for sale	$6,778	$2,529	$4,249
Net unrealized loss on other-than-temporarily impaired securities available for sale	(2,698)	(1,007)	(1,691)
Net unamortized pension costs	(3,476)	(1,297)	(2,179)

	$604	$225	$379

March 31, 2009:
Net unrealized gain on securities available for sale	$5,065	$(1,890)	$3,175
Net unamortized pension costs	(4,207)	(1,570)	(2,637)

	$858	$(320)	$538

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

Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Total Capital and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined). Management believes, as of March 31, 2010, that all capital adequacy requirements have been met.

As of March 31, 2010, the most recent notification by the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 11:  (Continued)

The Company's and Bank's actual capital amounts and ratios as of March 31, 2010, and December 31, 2009, are also presented in the table:

(Dollars in thousands)	Actual		Minimum Capital		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2010:
Total capital (to risk weighted assets):
Company	$134,008	11.3%	$95,237	8.0%	$-	-
Bank	132,436	11.1%	95,154	8.0%	118,942	10.0%

Tier I capital (to risk weighted assets):
Company	119,037	10.0%	47,618	4.0%	-	-
Bank	117,491	9.9%	47,577	4.0%	71,365	6.0%

Tier I capital (to average assets):
Company	119,037	7.3%	64,903	4.0%	-	-
Bank	117,491	7.2%	64,877	4.0%	81,096	5.0%

December 31, 2009:
Total capital (to risk weighted assets):
Company	$133,574	11.1%	$96,374	8.0%	$-	-
Bank	130,960	10.9%	96,293	8.0%	120,366	10.0%

Tier I capital (to risk weighted assets):
Company	118,405	9.8%	48,187	4.0%	-	-
Bank	115,803	9.6%	48,147	4.0%	72,220	6.0%

Tier I capital (to average assets):
Company	118,405	7.1%	66,346	4.0%	-	-
Bank	115,803	7.0%	66,339	4.0%	82,924	5.0%

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

The Bank is required to get prior approval from its primary regulators, the Federal Deposit Insurance Corporation and the State of Mississippi Department of Banking and Consumer Finance, to pay dividends to the Company. Said approval was denied for the first quarter of 2010 due to the Bank’s operating losses, but was tentatively approved for the second quarter of 2010 based on the current year’s positive earnings of the Bank.

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

In November 2009, the Company entered into an informal agreement with the Federal Reserve Bank of St. Louis (the “Federal Reserve”). The agreement requires prior approval by the Federal Reserve of (1) the declaration or payment by the Company of dividends to shareholders and (2) the payment of interest on outstanding trust preferred securities and the payment of dividends on outstanding TARP preferred stock and (3) the incurrence of additional debt. The agreement is not a “written agreement” for purposes of Section 8 of the Federal Deposit Insurance Act, as amended.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 12:  Income Taxes

Income tax expense was as follows:

(Dollars in thousands)	Three Months Ended March 31,
	2010	2009
Current income tax expense	$17	$553
Deferred income tax expense (benefit)	284	(7,145)
Total income tax expense (benefit)	$301	$(6,592)

Net deferred tax assets totaled $15.071 million at March 31, 2010 and $15.219 million at December 31, 2009. No valuation allowance has been accrued for the deferred tax assets at March 31, 2010 as management believes that it is more likely than not that all of the deferred tax assets will be realized in the foreseeable future.

In connection with its 2009 operating loss, the Company had the following net operating losses and tax credits available for carryover for Federal income tax purposes at December 31, 2009:

(Dollars in thousands)
	Amount	Expiration Dates
Net operating loss	$21,162	2029
Tax credits	150	2029

As a result of an audit of its state tax returns for the years 2005 through 2007 by the Mississippi State Tax Commission, the Company paid $217 thousand in assessments in February 2010. The amount paid, included in current income tax expense, included $163 thousand in assessments and $54 thousand in interest. The primary issues related to (1) the apportionment of taxable income between state jurisdictions and (2) the excludable nature of interest income on certain investment securities issued by Federal government sponsored enterprises. The change in the calculation of apportioned revenues resulted in amendments of returns filed with the state of Tennessee. The amended returns related to Tennessee resulted in refunds receivable for 2005 through 2007 of $129 thousand, leaving the Company with a net tax expense of $88 thousand related to the assessment.

The Company had no material recognized uncertain tax positions as of March 31, 2010, December 31, 2009 or March 31, 2009 and therefore did not have any tax accruals in 2010 or 2009 related to uncertain positions.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 13:  Earnings (Loss) Per Share

The Company calculates earnings per share using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share separately for common stock and participating securities according to dividends declared and participation rights in undistributed earnings. The Company has determined that its outstanding non-vested restricted stock awards are participating securities.

The calculation of earnings (loss) per share and the reconciliation of earnings (loss) per share and earnings (loss) per diluted share were as follows:

(Dollars in thousands, except per share data)	Three Months Ended March 31
	2010	2009
Net income (loss)	$853	$(27,241)
Preferred dividends	437	154
Net income (loss) attributable to common stock	416	(27,395)

Net income (loss) allocated to common stockholders:
Distributed	91	1,178
Undistributed	322	(28,267)
	$413	$(27,089)

Weighted-average basic common and participating shares outstanding	9,146,346	9,165,507
Less: weighted average participating restricted shares outstanding	77,000	102,161
Weighted-average basic shares outstanding	9,069,346	9,063,346

Basic net income (loss) per share	$.05	$(2.99)

Weighted-average basic common and participating shares outstanding	9,146,346	9,165,507
Add: share-based options and stock warrant	-	-
	9,146,346	9,165,507
Less: weighted average participating restricted shares outstanding	77,000	102,161
Weighted-average dilutive shares outstanding	9,069,346	9,063,346

Dilutive net income (loss) per share	$.05	$(2.99)

Weighted-average shares of potentially dilutive instruments that are not included in the dilutive share calculation due to anti-dilutive effect:
Compensation plan-related stock options	37,600	135,500
Common stock warrant	513,113	188,141

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

FIRST M & F CORPORATION

Financial Summary

Net income for the first quarter of 2010 was $853 thousand, or $.05 basic and diluted earnings per share as compared to a net loss of $27.241 million, or $2.99 basic and diluted loss per share for the same period in 2009 and a net loss of $27.311 million or $3.03 basic and diluted loss per share for the fourth quarter of 2009. Major factors contributing to the increase in year-over-year earnings were (1) a decrease of $17.560 million in loan loss accruals as compared to 2009 and (2) a decrease of $17.632 million in noninterest expenses as compared to 2009 as a result of a goodwill impairment charge of $15.800 million during the first quarter of 2009 and additional intangible asset impairment charges of $1.248 million during the first quarter of 2009.

Highlights for the first three months of 2010 and 2009 are as follows:

•	The Company received $30.000 million in February 2009 from the U. S. Treasury for preferred stock and a stock warrant as a participant in the U. S. Treasury’s TARP Capital Purchase Program
•	Debit card revenues increased by 9.74% over the first quarter of 2009
•	The net interest margin decreased to 3.16% in the first quarter of 2010 from 3.28% in the fourth quarter of 2009 and 3.33% in the first quarter of 2009
•	Loans held for investment decreased by $15.911 million during the first quarter of 2010 and by $27.343 million during the first quarter of 2009
•	Nonaccrual loans were 4.01% of total loans at March 31, 2010 as compared to 4.17% at December 31, 2009 and 4.51% at March 31, 2009
•	Annualized net charge-offs were 1.99% for the first quarter of 2010 as compared to 8.87% for the fourth quarter of 2009 and 1.13% for the first quarter of 2009
•	Closed a full-service branch in Memphis, Tennessee in February 2010
•	Closed a full-service branch in Germantown, Tennessee in February 2010
•	Closed a full-service branch in Birmingham, Alabama in February 2010
•	Closed a full-service branch in Collierville, Tennessee in February 2009

FIRST M & F CORPORATION

The following table shows the quarterly net loan, non-interest bearing deposit, and interest bearing deposit changes for the last five quarters:

(Net change, in thousands)
		Non-Interest	Interest
	Loans	Bearing Deposits	Bearing Deposits
1st Qtr 2009	$(27,343)	$12,697	$39,076
2nd Qtr 2009	(41,511)	(10,223)	6,610
3rd Qtr 2009	(8,633)	15,835	31,434
4th Qtr 2009	(40,768)	31,580	(134)
1st Qtr 2010	(15,911)	(10,896)	(3,369)

The following table shows the quarterly net interest income, loan loss accruals, non-interest income and non-interest expense amounts for the last five quarters:

(Net amount, in thousands)

	Net Interest	Loan Loss	Non-Interest	Non-Interest
	Income	Accruals	Income	Expense
1st Qtr 2009	$11,844	$19,840	$5,188	$31,041
2nd Qtr 2009	11,265	9,195	4,976	15,815
3rd Qtr 2009	12,298	4,805	5,381	14,140
4th Qtr 2009	12,187	15,761	4,425	34,876
1st Qtr 2010	11,241	2,280	5,603	13,409

The following table shows the components of pre-tax basic earnings (loss) per share for the last five quarters:

	1st Qtr 2010	4th Qtr 2009	3rd Qtr 2009	2nd Qtr 2009	1st Qtr 2009
Net interest income	$1.24	$1.34	$1.36	$1.24	$1.31
Loan loss expense	.25	1.74	.53	1.01	2.19
Noninterest income	.62	.49	.59	.55	.57
Noninterest expense	1.48	1.99	1.56	1.74	3.42
Net income (loss) before taxes	$.13	$(1.90)	$(.14)	$(.96)	$(3.73)

FIRST M & F CORPORATION

The following table shows performance ratios for the last five quarters:

	1st Qtr 2010	4th Qtr 2009	3rd Qtr 2009	2nd Qtr 2009	1st Qtr 2009
Net interest margin	3.16%	3.28%	3.40%	3.16%	3.33%
Efficiency ratio	78.16	106.73	78.34	95.10	80.41
Return on assets	.21	(6.46)	(.03)	(1.27)	(6.71)
Return on total equity	3.28	(81.32)	(.40)	(14.84)	(73.59)
Return on common equity	2.20	(105.37)	(2.13)	(20.40)	(81.82)
Noninterest income to avg. assets	1.39	1.05	1.30	1.24	1.28
Noninterest income
to revenues (1)	32.66	26.09	29.81	29.92	29.81
Noninterest expense to avg assets	3.32	8.25	3.41	3.94	7.65
Salaries and benefits to total
noninterest expense	50.89	19.35	50.25	46.15	23.07
Contribution margin (2)	60.22	60.22	60.64	56.11	58.85
Nonaccrual loans to loans	4.01	4.17	6.24	6.69	4.51
90 day past due loans to loans	.20	.23	.57	.50	.12
Annualized net charge offs as a
percent of average loans	1.99	8.87	1.24	6.87	1.13
(1)	Revenues equal tax-equivalent net interest income before loan loss expense, plus noninterest income.
(2)	Contribution margin equals revenues minus salaries and benefits, divided by revenues.

The following table shows revenue related performance statistics for the last five quarters:

(Dollars in thousands)	1st Qtr 2010	4th Qtr 2009	3rd Qtr 2009	2nd Qtr 2009	1st Qtr 2009
Mortgage originations	$17,847	$17,925	$23,386	$32,438	$23,992
Trust revenues	59	47	52	51	57
Retail investment revenues	62	70	68	85	59
Revenues per FTE employee	34	34	34	31	32
Agency commissions per agency
FTE employee (1)	24	21	28	25	25
(1) Agency commissions are property, casualty, life and health commissions produced by the insurance agency personnel.

The following table shows additional statistics for the Company at the end of the last five quarters:

	1st Qtr 2010	4th Qtr 2009	3rd Qtr 2009	2nd Qtr 2009	1st Qtr 2009
Full-time equivalent employees	499	512	523	529	535
Number of noninterest-bearing
deposit accounts	33,209	33,289	33,811	34,116	34,509

FIRST M & F CORPORATION

Net Interest Income

Net interest income before loan loss expenses for the first quarter of 2010 was $11.241 million as compared to $11.844 million for the first quarter of 2009 and $12.187 million for the fourth quarter of 2009. For the first quarter of 2010 compared to the same quarter of 2009: earning asset yields decreased by 61 basis points, liability costs decreased by 51 basis points, the net interest spread decreased by 11 basis points and the net interest margin decreased by 17 basis points. For the first quarter of 2010 compared to the fourth quarter of 2009: earning asset yields decreased by 16 basis points, liability costs decreased by 9 basis points, the net interest spread decreased by 8 basis points and the net interest margin decreased by 12 basis points.

Balance sheet dynamics affecting the comparative net interest margins for the first quarter of 2010 compared to 2009 include (1) a decrease of 9.35% in average loans held for investment, (2) a decrease in average loans as a percentage of earning assets from 78.40% in the first quarter of 2009 to 71.30% in the first quarter of 2010, (3) an increase in average interest-bearing deposits of 3.70%, (4) a decrease in average other borrowings of 25.16% and (5) an increase in average noninterest-bearing deposits as a percentage of total assets from 10.95% in 2009 to 13.01% in 2010.

Balance sheet dynamics affecting the comparative net interest margins for the first quarter of 2010 compared to the fourth quarter of 2009 include (1) a decrease of 3.43% in average loans held for investment, (2) a decrease in average loans as a percentage of earning assets from 72.03% in the fourth quarter of 2009 to 71.30% in the first quarter of 2010, (3) an increase in average interest-bearing deposits of .98%, (4) a decrease in average other borrowings of 19.34% and (5) an increase in average noninterest-bearing deposits as a percentage of total assets from 12.29% in the fourth quarter of 2009 to 13.01% in the first quarter of 2010.

Yield and cost dynamics affecting the comparative net interest margins for the first quarter of 2010 compared to 2009 include (1) a decrease of 11 basis points in yields on loans held for investment and for sale, (2) a decrease of 147 basis points in investment and short-term funds yields, (3) a decrease of 50 basis points in costs of deposits and (4) a decrease of 2 basis points in costs of borrowings.

Yield and cost dynamics affecting the comparative net interest margins for the first quarter of 2010 compared to the fourth quarter of 2009 include (1) a decrease of 14 basis points in yields on loans held for investment and for sale, (2) a decrease of 17 basis points in investment and short-term funds yields, (3) a decrease of 7 basis points in costs of deposits and (4) an increase of 17 basis points in costs of borrowings.

Net interest income was down by 5.09% compared to the first quarter of 2009, with the net interest margin decreasing to 3.16% on a tax equivalent basis in the first quarter of 2010 as compared to 3.33% in the first quarter of 2009. The most significant contributor to the decrease in net interest income and the squeeze in the margin was the changing balance sheet mix as average loans fell and were replaced by a lower yielding mix of assets. Lower loan yields in the continuing low-rate environment and the higher level of average non-performing assets were secondary contributors.  The net interest margin for the fourth quarter of 2009 was 3.28% as compared to 3.40% for the third quarter of 2009 and 3.16% for the second quarter of 2009. Loan yields decreased to 5.90% in the first quarter of 2010 from 6.01% in the first quarter of 2009. Loan yields also decreased from the fourth quarter of 2009 to the first quarter. Average total loans were $1.068 billion for the first quarter of 2010 as compared to $1.103 billion for the fourth quarter of 2009 and $1.174 billion during the first quarter of 2009. Loans decreased by $15.911 million in the first quarter of 2010 and fell by $40.768 million in the fourth quarter of 2009.  Deposit costs decreased in the first quarter of 2010 from the fourth quarter of 2009 continuing a trend in declining deposit costs dating back to the fourth quarter of 2007 as costs reflected Fed rate cuts through the fourth quarter of 2008 and the low-rate environment since then. Deposit costs were 1.80% in the first quarter of 2010 as compared to 2.30% in the first quarter of 2009. Deposits fell by $14.265 million, or 1.03% during the first quarter of 2010. Management plans to continue to focus on core deposit growth for 2010 to offset the influence that the low rate environment may have on the net interest margin. Loans as a percentage of assets were 64.22% at March 31, 2010 as compared to 70.10% at March 31, 2009 and 63.64% at December 31, 2009. Loans fell by 9.30% since the first quarter of 2009 while deposits grew by 4.63%.

Management expects the net interest margin to improve slightly as the Company (1) continues to reprice and renew maturing certificates of deposit in the lower rate environment, (2) invests excess liquidity now earning Fed funds rates into higher yielding securities, (3) converts nonperforming assets, primarily other real estate, into liquid funds and (4) slows the pace of new nonaccrual loans while working out the current nonaccrual loan portfolio.

FIRST M & F CORPORATION

The following table shows the components of the net interest margin for the first quarters of 2010 and 2009 and the fourth quarters of 2009 and 2008:

	Yields/Costs		Yields/Costs
	1st Quarter, 2010	4th Quarter, 2009	1st Quarter, 2009	4th Quarter, 2008
Interest bearing bank balances	0.22%	0.20%	0.16%	0.56%
Federal funds sold	0.21	0.20	0.22	0.78
Taxable investments	3.51	3.69	4.92	5.23
Tax-exempt investments	5.98	5.91	6.07	6.13
Loans held for sale	2.76	3.71	3.56	4.44
Loans held for investment	5.93	6.06	6.03	6.44
Earning asset yield	5.02	5.18	5.63	6.17

Interest checking	1.07	1.18	1.37	1.49
Money market deposits	1.08	1.14	1.70	2.25
Savings	1.33	1.36	1.65	2.02
Certificates of deposit	2.50	2.54	3.04	3.30
Short-term borrowings	0.56	0.56	1.31	2.08
Other borrowings	4.80	4.45	4.60	4.47
Cost of interest-bearing liabilities	2.09	2.18	2.60	2.90

Net interest spread	2.92	3.00	3.03	3.27
Effect of non-interest bearing deposits	.29	.29	.31	.35
Effect of leverage	(.05)	(.01)	(.01)	(.02)
Net interest margin, tax-equivalent	3.16	3.28	3.33	3.60
Less: Tax equivalent adjustments:
Investments	.07	.08	.09	.09
Loans	.01	.02	.01	.01
Reported book net interest margin	3.08%	3.18%	3.23%	3.50%

The following table shows average balance sheets for the first quarters of 2010 and 2009 and the fourth quarters of 2009 and 2008:

(Dollars in thousands)

	1st Quarter, 2010	4th Quarter, 2009	1st Quarter, 2009	4th Quarter, 2008
Interest bearing bank balances	$81,226	$59,852	$16,195	$9,086
Federal funds sold	49,848	65,479	44,819	19,568
Taxable investments	236,038	237,842	191,111	161,999
Tax-exempt investments	46,541	52,275	59,875	57,598
Loans held for sale	11,506	9,229	8,987	5,208
Loans held for investment	1,056,177	1,093,694	1,165,086	1,196,806
Earning assets	1,481,336	1,518,371	1,486,073	1,450,265
Other assets	157,425	158,133	159,482	161,179
Total assets	$1,638,761	$1,676,504	$1,645,555	$1,611,444

Interest checking	330,094	296,806	263,716	214,154
Money market deposits	147,128	169,439	172,747	179,120
Savings deposits	112,260	112,482	114,655	114,742
Certificates of deposit	576,885	576,285	573,580	568,279
Short-term borrowings	13,733	10,036	10,163	13,127
Other borrowings	131,820	163,422	176,133	194,655
Interest-bearing liabilities	1,311,920	1,328,470	1,310,994	1,284,077
Noninterest-bearing deposits	213,143	206,037	180,207	178,088
Other liabilities	8,114	8,757	4,226	7,949
Stockholders’ equity	105,584	133,240	150,128	141,330
Liabilities and stockholders’ equity	$1,638,761	$1,676,504	$1,645,555	$1,611,444

Loans to earning assets	71.30%	72.03%	78.40%	82.52%
Loans to assets	64.45%	65.24%	70.80%	74.27%
Earning assets to assets	90.39%	90.57%	90.31%	90.00%
Noninterest-bearing deposits to assets	13.01%	12.29%	10.95%	11.05%
Equity to assets	6.44%	7.95%	9.12%	8.77%

FIRST M & F CORPORATION

Provision for Loan Losses

The accrual for the provision for loan losses for the first quarter of 2010 was $2.280 million as compared to $19.840 million for the first quarter of 2009. Net charge-offs were $5.179 million for the first quarter of 2010 as compared to $3.252 million for the first quarter of 2009. The allowance for loan losses as a percentage of loans was 2.03% at March 31, 2010, 2.27% at December 31, 2009, and 3.61% at March 31, 2009.

During the course of 2008 and 2009 the loan loss provision became more influenced by the effect of deteriorating real estate values on loans that are individually reviewed for impairment. The Credit Risk Management section of this discussion provides further details on the allowance provisioning process.

Non Interest Income

Noninterest income, excluding securities transactions, for the first quarter of 2010 was $4.801 million as compared to $5.188 million for the same period in 2009 and $4.828 million in the fourth quarter of 2009. For the first quarter of 2010 as compared to the first quarter of 2009: (1) deposit revenues decreased by $42 thousand, (2) mortgage banking revenues decreased by $25 thousand and (3) agency commissions decreased by $73 thousand. For the first quarter of 2010 as compared to the fourth quarter of 2009: (1) deposit revenues decreased by $358 thousand, (2) mortgage banking revenues decreased by $52 thousand and (3) agency commissions increased by $42 thousand.

The first quarter of 2010 showed a decrease of 1.67% from the first quarter of 2009 and a 12.61% decrease from the fourth quarter of 2009 in deposit revenues. Overdraft fee revenues, which comprise approximately 61% of deposit revenues, decreased by 5.27% from the first quarter of 2009 to the first quarter of 2010 and decreased by 15.75% from the fourth quarter of 2009 to the first quarter of 2010. The decline in the first quarter of 2010 from the first quarter of 2009 was due to decreased item volumes. The decrease in the first quarter of 2010 from the fourth quarter of 2009 was also due to decreased item volumes. Overdraft fees are per item charges applied to each check paid on an overdrawn account or returned. The per item fee is determined by the Company’s pricing committee and is based primarily on the competitive market prices as well as on costs associated with processing the items. The majority of the volumes of overdraft items processed come from customers in the Company’s overdraft protection program which grants overdraft limits to customers, generally allows account activity up to the overdraft limit balance, and requires that accounts have positive balances at some point within a thirty day period. Overdrafts are considered loans for accounting purposes and therefore are subject to the Company’s loan accounting policies concerning the charging off of accounts to the allowance for loan losses. Interest charged on overdrawn balances, based on the Federal discount rate, is recorded as interest on loans. The overdraft protection program is designed to help customers with their cash flow needs and is not extended to individuals who are poor credit risks. Debit card revenues increased by 9.74% from the first quarter of 2009 to the first quarter of 2010 and decreased by 6.95% from the fourth quarter of 2009 to the first quarter of 2010.

The Company sold $19.942 million of mortgage-backed securities and $5.387 million of municipal bonds for gains of approximately $1.090 million during the first quarter of 2010. The proceeds from the sale of the mortgage-backed securities, coupled with payments received from mortgage-backed securities, were redeployed back into the mortgage-backed portfolio. The proceeds from sales and maturities of municipal bonds and calls of U.S. government sponsored enterprise bonds were reinvested into securities of U.S. government sponsored enterprises, most of which had three to five year maturities.

FIRST M & F CORPORATION

Management expects overdraft fee revenues to continue to be a significant component of deposit revenues and expects to see debit card revenues and transaction activity continue to grow through the remainder of 2010. The Federal Reserve has issued a regulatory change, effective July 1, 2010, prohibiting banks from charging fees for paying overdrafts on automated teller machine and one-time debit card transactions unless the customer consents, or opts in, to the overdraft service for those types of transactions. Management estimates that, without mitigating efforts, overdraft fee revenues could decline by as much as 10% on an annual basis. However, management plans to implement customer education and other mitigating programs that could limit the decline in revenues to approximately 2% on an annual basis. The following table shows the components of deposit account income:

	Three Months Ended
(Dollars in thousands)	March 31
	2010	2009
Service charge revenues	$323	$336
Debit/ATM card revenues	635	579
Overdraft fee revenues	1,522	1,607
Service charges on deposit accounts	$2,480	$2,522

Mortgage banking income decreased by 6.79% from the first quarter of 2009 to the first quarter of 2010 and decreased by 13.16% from the fourth quarter of 2009 to the first quarter of 2010. Mortgage originations decreased by 25.61% from the first quarter of 2009 to the first quarter of 2010 and decreased by .44% from the fourth quarter of 2009 to the first quarter of 2010. For 2009 mortgage rates hit their peak in June at 5.59%. Rates continued to slowly decrease, hitting their low point of 4.71% in December. Mortgage rates during the first quarter of 2010 stayed within a range of 4.93% to 5.09%. The first quarter of 2010 showed a loss of momentum in refinancing that had driven much of the 2009 performance. During the first quarter of 2010 approximately 51.66% of originations were for refinancing purposes while for the calendar year 2009 approximately 69.27% of originations were for refinancing purposes. The Federal Reserve ended its program of purchasing mortgage-backed securities as of March 31, 2010. This policy move, coupled with a weak economy and the ending of the first-time home buyer tax credit could keep mortgage origination volume down for the foreseeable future.

Agency commission income decreased by 7.52% from the first quarter of 2009 to the first quarter of 2010 and increased by 4.91% from the fourth quarter of 2009 to the first quarter of 2010. For the first quarter of 2010 as compared to the first quarter of 2009, property, casualty, health and life commissions decreased by 6.45%. Insurance commission revenues are expected to be influenced by economic activity, as consumers and businesses alike are reducing spending.

The Company owns certain beneficial interests in collateralized debt obligations that own bank trust preferred securities. These beneficial interests are tested for impairment on a quarterly basis. Two of the beneficial interests, Trapeza I and MM Community Funding IX failed impairment tests at March 31, 2010. The Trapeza I beneficial interest failed an impairment test at June 30, 2009 while the  MM Community Funding IX beneficial interest failed an impairment test at September 30, 2009 due primarily to collateral defaults and the subordinate position of the interests as compared to other senior securities in the CDOs. Management determined that the credit-related portion of the first quarter 2010 impairments was $202 thousand with the remaining impairment being $69 thousand. The credit-related portion of the impairments were classified as other-than-temporary impairments and charged against earnings during the first quarter of 2010 while the remaining $69 thousand other-than-temporary impairment was charged to other comprehensive income in the statement of condition.

The following table summarizes certain financial information about the trust preferred security-backed CDOs at the balance sheet date.

As of March 31, 2010
(Dollars in thousands)							Deferrals and
					Moody’s	Number of	Defaults as
		Book	Fair	Unrealized	Credit	Banks in	a Percent	Excess
Name of Issuer	Class	Value	Value	Loss	Rating	Issuance	of Collateral	Subordination
Trapeza I 2002-1A	C1	$474	$101	$373	Ca	25	43.09%	0.00%
Trapeza II 2003-2A	C1	1,050	279	771	Ca	37	33.36	3.01
Tpref Funding II	B	887	250	637	Caa3	34	33.31	0.00
Trapeza V 2003-5A	C1	833	181	652	Ca	43	26.09	5.42
MM Community Funding IX	B1	725	234	491	Caa3	34	38.04	0.00
		$3,969	$1,045	$2,924

FIRST M & F CORPORATION

Significant components of other income for the first quarters of 2010 and 2009 and the fourth quarters of 2009 and 2008 are contained in the following table:

(Dollars in thousands)	1Q2010	4Q2009	1Q2009	4Q2008
Agency profit-sharing revenues	$233	$-	$425	$18
Loan fees	100	93	110	26
Gains on student loan sales	93	26	73	10
All other income	363	503	486	468
Total other income	$789	$622	$1,094	$522

Agency profit-sharing revenues are profit sharing distributions received by M&F Insurance Group, Inc. from its underwriting companies generally based on the amount of business written during the previous year adjusted for claims incurred.

The Company has a strategy to increase noninterest revenues as a proportion of total revenues over time. Noninterest revenues as a percentage of total revenues increased from 29.81% in the first quarter of 2009 to 32.66% in the first quarter of 2010, and increased from 26.09% in the fourth quarter of 2009 to 32.66% in the first quarter of 2010. Another metric that the Company monitors is revenues per full-time employee, which were approximately $34 thousand per employee for the first quarter of 2010 and $33 thousand per employee for the fourth quarter of 2009 as compared to $32 thousand for the first quarter of 2009 and $33 thousand for the fourth quarter of 2008. Insurance product revenues per producer remained fairly constant at $24 thousand per producer for the first quarter of 2010 as compared to $25 thousand per producer for the first quarter of 2009. Management’s strategic focus is to improve revenues generated per employee while maintaining stability in revenue growth by increasing the mix of noninterest revenues to total revenues.

FIRST M & F CORPORATION

Non Interest Expense

Noninterest expenses decreased by 56.81% from the first quarter of 2009 to the first quarter of 2010 and decreased by 61.55% from the fourth quarter of 2009 to the first quarter of 2010. Excluding goodwill and other intangible asset impairment charges of $17.048 million in the first quarter of 2009 and $16.772 million in the fourth quarter of 2009, noninterest expenses decreased by 4.19% from the first quarter of 2009 to the first quarter of 2010 and decreased by 25.93% from the fourth quarter of 2009 to the first quarter of 2010.

Salary and benefit expenses, which comprise approximately 50% of noninterest expenses, decreased by 4.71% from the first quarter of 2009 to the first quarter of 2010 and increased by 1.14% from the fourth quarter of 2009 to the first quarter of 2010. The number of full-time equivalent employees was 499 at March 31, 2010, 512 at December 31, 2009, 535 at March 31, 2009, and 543 at December 31, 2008. Foreclosed property expenses increased significantly in 2009 over 2008 commensurate with an increase in other real estate foreclosures beginning in the second half of 2008. Management expects expenses and losses related to foreclosed properties to continue to be a significant expense through 2010.

The components of foreclosed property expenses for the first quarters of 2010 and 2009 and the fourth quarters of 2009 and 2008 are contained in the following table:

(Dollars in thousands)	1Q2010	4Q2009	1Q2009	4Q2008
Losses on sales of other real estate	$15	$682	$470	$47
Write-downs of other real estate	197	3,178	60	771
Other real estate expenses	310	637	228	294
Rental income on other real estate properties	(66)	(4)	(2)	(6)
Total foreclosed property expenses	$456	$4,493	$756	$1,106

FDIC insurance assessments increased by 77.73% from the first quarter of 2009 to the first quarter of 2010 and increased by 18.99% from the fourth quarter of 2009 to the first quarter of 2010. The primary cause of the increase for the first quarter of 2009 to the first quarter of 2010 was an increase in assessment rates as the Company moved into a higher risk assessment category during the third quarter of 2009. The increase from the fourth quarter of 2009 to the first quarter of 2010 was due primarily to an increase in the balances of average assessable deposits.

Significant components of other expense for the first quarters of 2010 and 2009 and the fourth quarters of 2009 and 2008 are contained in the following table:

(Dollars in thousands)	1Q2010	4Q2009	1Q2009	4Q2008
Postage and shipping	$227	$224	$243	$232
Supplies	162	179	227	216
Legal expenses	251	638	137	281
Other professional expenses	339	377	126	335
Insurance expenses	238	238	223	225
Debit card processing expenses	166	184	182	176
All other expenses	1,285	1,777	1,320	1,486
Total other expense	$2,668	$3,617	$2,458	$2,951

FIRST M & F CORPORATION

Goodwill Impairment

Goodwill is tested for impairment on an annual basis and also when there are indicators that an impairment may have occurred. There was no impairment recognized as a result of the goodwill impairment tests performed by the Company through 2008.

The Company evaluated its goodwill asset as of March 31, 2009 after the stock price continued to fall from $8.46 per share at December 31, 2008 to $6.12 per share at March 31, 2009 and as the Company continued to accrue for sizeable losses in the real estate construction loan portfolio, resulting in unexpected first quarter net losses. The Company determined that an impairment test of the community banking unit’s goodwill was needed. The implied fair value of goodwill was determined after valuing the community banking unit using a weighted average of (1) a market-based price, (2) a control-premium-based valuation and (3) a discounted cash flow analysis. The market-based price was the most heavily weighted valuation component because it involved the most directly observable data. The market-based value of the Company was determined using historical deal prices for community banks, adjusted for bank size and credit quality factors. The valuation analysis resulted in a fair value of the community banking unit that was less than the book value by approximately $17 million. In contrast, the December 2008 test, based on discounted cash flow analysis, had resulted in a fair value in excess of book value by approximately $6 million. Therefore, the March 2009 test, with net assets of the community banking unit exceeding their estimated fair value, required a second step assigning individual fair values to identified assets and liabilities to determine if the goodwill asset was impaired. After fair values were assigned to the identifiable assets and liabilities, the residual amount that was assigned to goodwill, its implied fair value, was approximately $15.800 million less than its book value. The implied fair value of goodwill was estimated to be $16.772 million, requiring an impairment charge of $15.800 million.

Management continued to monitor the Company’s stock price throughout 2009. As the stock price dropped below $3.00 per share in October and beyond, management decided to perform a fourth quarter goodwill impairment test. The test was performed as of December 31, 2009. The fourth quarter impairment test was performed using the same methodologies as the March 31, 2009 test. The first step of the impairment test was to determine the fair value of the community banking unit, which was defined as the consolidated company consistent with the March 31, 2009 test. Three different valuation methodologies were used, resulting in a weighted average calculation of fair value. The methodologies were (1) a market-based comparable transactions method, (2) a control premium method and (3) a discounted cash flow method. The comparable transactions approach used bank acquisition multiples for deals during 2009 for banks with high nonperforming asset percentages. Since the Company’s nonperforming assets were larger as a percentage of assets than those of the acquired institutions in 2009, a downward adjustment was made to reflect the estimated effect of the lower asset quality on the pricing of a deal. The adjustment was based on the judgment of investment bankers who are familiar with financial institution merger and acquisition activity. The comparable transaction approach resulted in a valuation of $65 million for the community banking unit. The control premium approach used the quoted trading price of the Company’s stock and adjusted it for control premiums paid in financial institution merger transactions that were observed over the course of 2009. The average observed premiums were in a range of 56.0% to 59.7% with median premiums in a 36.6% to 36.9% range. A premium of 45% was determined to be a reasonable estimate, which resulted in a valuation of $28 million. The discounted cash flow approach used estimated cash flows for a five-year forecast period based on the Company’s financial forecasts, the repayment of the TARP CPP funds, and a terminal value based on the median transaction price for banks in the southeast over the last three years. The cash flows were discounted at an expected market return of approximately 14.5%, resulting in a valuation of $121 million. The three methodologies were weighted with more of the weight being allocated to the methods using observable market transactions and less weight allocated to the discounted cash flow approach. The final valuation, which was determined to be categorized as using Level 3 inputs, was $60 million. Since the estimated fair value was less than the Company’s carrying value of common stockholders’ equity, the second step of the goodwill impairment test was carried out. The second step consists of allocating the estimated fair value to the assets and liabilities of the community banking unit, based upon the reporting unit’s asset and liability fair values. The fair values of loans, deposits and other borrowings were determined using discounted cash flow methodologies and market discount rates. The fair value of investments was determined using the pricing as disclosed in Note 2 – Fair Value in the financial statements. The fair value of the subordinated debentures was determined using observed market prices for trust preferred securities. The core deposit intangible asset value was determined by discounting the difference between the cash flows of the non-time deposit base and comparable borrowings using the Company’s estimated weighted average cost of capital. The cash flows used for the loan portfolio valuation were adjusted for credit-related deterioration related to construction loans, delinquent loans and nonaccrual loans. The net amount of the fair values of assets and liabilities individually determined exceeded the $60 million estimated fair value of the community banking unit. Therefore, there was no value to allocate to goodwill. This resulted in the impairment write-off of the remaining balance of goodwill of $16.772 million at December 31, 2009.

FIRST M & F CORPORATION

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

Income Taxes

The average tax rate for the first quarter of 2010 was 26.06%. The Company paid approximately $217 thousand in assessments related to an audit of its Mississippi returns for the tax years 2005 through 2007. The effect of the assessment on income tax expense, net of resulting refunds due from other state jurisdictions for the same tax years, was $88 thousand.

Due to a significant addition to the provision for loan losses, a non-tax deductible goodwill impairment charge and other intangible asset impairments the Company incurred pre-tax losses and accrued an income tax benefit for the first quarter of 2009. The $6.592 million tax benefit for 2009 includes a deferred tax benefit of $7.144 million and a current tax expense of $552 thousand. At March 31, 2010, the Company had a current tax benefit receivable of $9.489 million and a deferred tax asset of $15.071 million. Over the past five years prior to 2009 the Company had paid annual federal taxes ranging from $3.500 million to $5.200 million. Management expects that the current tax benefits generated due to the 2008 and 2009 credit-related losses will be realized either through carry-backs to prior tax years or through carry-forwards. Management has also reviewed its deferred tax assets and determined that it is more likely than not that the deferred tax assets will be realized and therefore no valuation allowance has been accrued. The Company expects to utilize the tax benefits implicit in the deferred tax asset in the foreseeable future when (1) current tax benefits increase as losses are realized through loan charge-offs and collateral foreclosures and dispositions and (2) future earnings become sufficient to absorb the deductions. The following table shows the earnings, tax effect and effects on tax rates of the loan loss accrual and the primarily non-tax deductible goodwill and other impairment charges separate from the remaining statement of operations items on the first quarter of 2009’s financial results:

		Intangible
		Asset and
	Before	Goodwill	Loan Loss
	Impairments and	Impairment	Accrual	Loss as
(Dollars in thousands)	Loan Loss Accrual	Effect	Effect	Disclosed
Net income (loss) before tax	$3,039	$(17,048)	$(19,840)	$(33,849)
Income taxes	891	(83)	(7,400)	(6,592)
Net income (loss) before
noncontrolling interests	$2,148	$(16,965)	$(12,440)	$(27,257)

Effective tax rate before
noncontrolling interests	29.32%	.49%	37.30%	19.47%

Excluding the effect of $562 thousand in tax-exempt securities income and $117 thousand in non-taxable corporate-owned insurance revenues, the first quarter 2009 average tax rate for earnings before impairments and loan loss accruals was 36.89%.

The Company had no material recognized uncertain tax positions as of March 31, 2009 or 2010 and therefore did not have any tax accruals during the first quarters of 2009 or 2010 related to uncertain positions.

FIRST M & F CORPORATION

Assets and Liabilities

Assets decreased by .99% from March 31, 2009 to March 31, 2010, and decreased by 2.40% from December 31, 2009. Investments increased by 1.26% from March 31, 2009 to March 31, 2010, and increased by 1.69% from December 31, 2009. The Company sold $19.942 million of mortgage-backed securities and $5.387 million of municipal bonds for gains of approximately $1.090 million during the first quarter of 2010. The proceeds from the sale of the mortgage-backed securities, coupled with payments received from mortgage-backed securities, were redeployed back into the mortgage-backed portfolio. The proceeds from sales of and additional maturities of municipal bonds were reinvested into securities of U.S. government sponsored enterprises. Liquidity primarily provided by Federal funds sold was used to pay down maturing Federal Home Loan Bank borrowings of approximately $31.270 million during the first quarter of 2010. Construction and commercial real estate-related loans decreased during the first quarter of 2010 due to (1) management’s continued efforts to cure or remove problem loans, (2) low loan demand and (3) a marketing emphasis on other types of loans. The Company continued its late 2009 marketing campaign for automobile loans into the first quarter of 2010 with net growth for the first quarter of $424 thousand. Net growth in automobile loans for the calendar year 2009 was $5.688 million. The diversification of the loan portfolio should continue as management has re- emphasized small business lending with plans to add lenders with small business and SBA expertise in the future. Loans held for investment decreased by 9.30% from March 31, 2009 to March 31, 2010, and decreased by 1.50% from December 31, 2009. Management expects that the loan portfolio’s change in size over the next year will depend on the volume of real estate-related and other problem loans that are moved out of the portfolio as well as the strength of the economy as it relates to consumer and small business loans. Loans as a percent of total assets were 64.22% at March 31, 2010, 63.64% at December 31, 2009, and 70.10% at March 31, 2009.

The following table shows loans held for investment by type as of March 31, 2010, December 31, 2009, and March 31, 2009:

(Dollars in thousands)	March 31, 2010	December 31, 2009	March 31, 2009
Commercial real estate	$626,025	$643,804	$720,783
Residential real estate	195,862	195,361	204,003
Home equity lines	43,043	44,560	45,116
Commercial, financial and agricultural	123,476	120,415	132,812
Consumer	44,788	44,586	37,451
Other loans	9,235	9,614	9,087
Total	$1,042,429	$1,058,340	$1,149,252

Mortgages held for sale	$4,558	$3,118	$4,443
Student loans held for sale	4,140	7,148	1,623

FIRST M & F CORPORATION

Deposits increased by 4.63% from March 31, 2009 to March 31, 2010, and decreased by 1.03% from December 31, 2009. The following table shows the breakdown by deposit category of core deposit and public funds deposit changes from December 31, 2009 to March 31, 2010:

	Core Customers		Public Funds		Total Deposits
(Dollars in thousands)	Increase (Decrease)		Increase (Decrease)		Increase (Decrease)
	Amt.	Pct.	Amt.	Pct.	Amt.	Pct.
Noninterest-bearing	$(18,256)	(8.62)%	$7,360	43.61%	$(10,896)	(4.77)%
NOW	6,145	2.99	15,376	14.75	21,521	6.95
MMDA	(4,641)	(3.55)	(15,726)	(51.07)	(20,367)	(12.61)
Savings	638	0.57	(35)	(12.64)	603	(0.53)
Customer CDs	(1,116)	(0.22)	(3,757)	(9.38)	(4,873)	(0.88)
Brokered CDs	(987)	(6.66)	734	17.23	(253)	(1.33)
Total	$(18,217)	(1.53)%	$3,952	2.01%	$(14,265)	(1.03)%

Noninterest-bearing deposits decreased during the first quarter of 2010 while total deposits decreased by approximately the same amount. NOW deposits increased and money market deposits decreased in almost equal amounts. The decrease in noninterest-bearing deposits was primarily concentrated in non-public core customer accounts. However, noninterest-bearing deposits represented 15.84% of total deposits at March 31, 2010 as compared to 14.57% at March 31, 2009. Consumers have been less willing to spend and more concerned about saving and conserving cash since the economic crisis unfolded beginning in 2008. This shift in consumer priorities has resulted in much core deposit growth across the banking landscape through 2009 and into 2010. Balances in the interest-bearing Summit Checking account, the sales leader for 2009, increased by $9.023 million during the first quarter of 2010 after increasing by $27.479 million during the calendar year 2009 and by $15.467 million during the first quarter of 2009. The Summit Checking account is designed to pay a premium deposit rate if the customer meets certain criteria related to electronic banking and debit card transaction activity. Summit accounts are classified as NOW accounts. Although the Company became less aggressive in its rate-bidding process for deposits of municipalities, checking and transaction account balances for these entities increased during the first quarter of 2010. The Company’s long-term strategy is to build the core customer deposit base and rely less on borrowed funds as a primary source of liquidity. A source of deposits available to the Company is the brokered CD market which is used when funding is needed within a short period of time. Additionally, when borrowed funds are less costly than time deposits or brokered deposits, the Company may still look to those sources to help maintain the spread between the yield on earning assets and the cost of funds.

The following table shows the deposit mix as of March 31, 2010, December 31, 2009, and March 31, 2009:

(Dollars in thousands)	March 31, 2010	December 31, 2009	March 31, 2009
Noninterest-bearing demand	$217,683	$228,579	$191,386
NOW deposits	331,066	309,545	283,521
Money market deposits	141,203	161,570	179,313
Savings deposits	113,367	112,764	114,529
Certificates of deposit	551,860	556,733	528,529
Brokered certificates of deposit	18,819	19,072	15,882
Total	$1,373,998	$1,388,263	$1,313,160

The following table shows the mix of public funds deposits as of March 31, 2010, December 31, 2009, and March 31, 2009:

(Dollars in thousands)	March 31, 2010	December 31, 2009	March 31, 2009
Noninterest-bearing demand	$24,237	$16,877	$11,408
NOW deposits	119,623	104,247	95,847
Money market deposits	15,067	30,793	34,150
Savings deposits	242	277	470
Certificates of deposit	36,315	40,072	56,782
Brokered certificates of deposit	4,995	4,261	2,974
Total	$200,479	$196,527	$201,631

FIRST M & F CORPORATION

Other borrowings decreased by $49.284 million from March 31, 2009 to March 31, 2010 and by $31.270 million from December 31, 2009. The decreases in borrowings were primarily funded through liquidity provided by deposit growth and loan portfolio paydowns. Amounts of borrowings maturing within one year decreased from 62.20% of other borrowings at December 31, 2009 to 50.56% at March 31, 2010. Management intends to allow borrowings to decrease as they mature while deposits are used as a primary source of funding.

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

Equity

The Company’s and Bank’s regulatory capital ratios at March 31, 2010, as disclosed in Note 11 to the financial statements, “Regulatory Matters,” are in excess of the minimum requirements and qualify the institution as “well capitalized” under the risk-based capital regulations.

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

FIRST M & F CORPORATION

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

On November 11, 2009, the Company entered into an informal agreement with the Federal Reserve Bank of St. Louis (the “Federal Reserve”). The agreement requires prior approval by the Federal Reserve of (1) the declaration or payment by First M&F Corporation of dividends to shareholders and (2) the payment of interest on outstanding trust preferred securities and the payment of dividends on outstanding TARP preferred stock and (3) the incurrence of additional debt by First M&F Corporation. The agreement is not a “written agreement” for purposes of Section 8 of the Federal Deposit Insurance Act, as amended.

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

The Company's stock is publicly traded on the NASDAQ Global Select Market, also providing an avenue for additional capital if it is needed. The Company’s shares traded at a rate of approximately 8,000 shares per day during 2009. The stock price was listed at $3.15 on March 31, 2010.

The ratio of capital to assets stood at 6.46% at March 31, 2010, 6.29% at December 31, 2009, and 8.46% at March 31, 2009, with risk-based capital ratios in excess of the regulatory requirements. The Company’s regulatory capital ratios for 2010 and 2009 are summarized in Note 11 – Regulatory Matters of the financial statements included in Item 1, Financial Statements (unaudited)  in this Form 10-Q.

Interest Rate Risk and Liquidity Management

Responsibility for managing the Company’s program for controlling and monitoring interest rate risk and liquidity risk and for maintaining income stability, given the Company’s exposure to changes in interest rates, is vested in the asset/liability committee. Appropriate policy and guidelines, approved by the board of directors, govern these actions. Monitoring is primarily accomplished through monthly reviews and analysis of asset and liability repricing opportunities, market conditions and expectations for the economy. Cash flow analyses are also used to project short-term interest rate risks and liquidity risks. Management believes, at March 31, 2010, there is adequate flexibility to alter the current rate and maturity structures as necessary to minimize the exposure to changes in interest rates, should they occur. The Company is currently in a negative gap position for assets and liabilities repricing within the next year. This generally means that for assets and liabilities maturing and repricing within the next 12 months, the Company is positioned for more liabilities to reprice than the amount of assets repricing.

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

FIRST M & F CORPORATION

The Company experienced a large increase in the amount of past due and non-accrual real estate-secured construction and commercial loans during 2008, a trend which continued through 2009. The trend in nonaccrual and past due loans stabilized in the fourth quarter of 2009 and first quarter of 2010.  Management addressed the problem of liquidating nonperforming loans by creating a special problem asset group within the organization in 2009, separate from the ongoing credit operations and lending activities of the Company. Problem loans, including large nonaccrual loans, have been assigned to this group of specialists with the intent of liquidating the loans or their collateral in an orderly fashion. Over the course of 2009 and into 2010 many real estate-secured loans were worked out or foreclosed on and properties disposed of. This group will continue to work out problem loans and market foreclosed other real estate for the foreseeable future.

Approximately 68.37% of the $42.148 million in nonaccrual loans at March 31, 2010 were in construction and development and commercial real estate loans. These nonaccrual balances consisted of several large loans rather than a great many small loans.

The following table summarizes the number and amount of nonaccrual construction and land development loans of $500 thousand or more at the end of each quarter from March 31, 2009 through March 31, 2010.

(Dollars in thousands)

	Number of Loans	Amount
Balance at 03/31/09	12	$29,114

Balance at 06/30/09	21	36,932

Balance at 09/30/09	20	36,050

Balance at 12/31/09	13	19,297

Balance at 03/31/10	10	14,980

The following table summarizes the number and amount of nonaccrual commercial real estate loans of $500 thousand or more at the end of each quarter from March 31, 2009 through March 31, 2010.

(Dollars in thousands)

	Number of Loans	Amount
Balance at 03/31/09	3	$10,988

Balance at 06/30/09	6	17,314

Balance at 09/30/09	7	7,595

Balance at 12/31/09	2	3,496

Balance at 03/31/10	5	7,419

FIRST M & F CORPORATION

The following tables list construction and commercial real estate loans, along with their impairment allowances, that were in non-accrual status and had balances of $500 thousand or more at March 31, 2010.

	Ten Largest Construction Loans
(Dollars in thousands)	Non-accrual	Charged Off	Charged Off	Impairment
Note, Market	Balance	Prior to 2010	In 2010	Allowance
1. Niceville, FL	$2,600	$1,478	$-	$-
2. Inverness, AL	1,999	1,419	-	-
3. Oxford, MS	1,960	2,675	-	-
4. Inverness, AL	1,832	-	468	-
5. Madison, MS	1,760	142	-	-
6. Niceville, FL	1,465	2,675	-	-
7. Inverness, AL	1,400	1,020	-	-
8. Madison, MS	803	515	-	-
9. Brandon, MS	586	115	-	-
10. Niceville, FL	575	-	87	-
Totals	$14,980	$10,039	$555	$-

	Five Largest Commercial Real Estate Loans
(Dollars in thousands)	Non-accrual	Charged Off	Charged Off	Impairment
Note, Market	Balance	Prior to 2010	In 2010	Allowance
11. Brandon, MS	$2,935	$-	$-	$-
12. Niceville, FL	2,700	-	1,360	-
13. Olive Branch, MS	670	-	-	70
14. Niceville, FL	598	-	-	-
15. Southaven, MS	516	428	-	-
Totals	$7,419	$428	$1,360	$70

FIRST M & F CORPORATION

The following table summarizes information relevant to the impairment determinations for the ten largest construction and development loans and the five largest commercial real estate loans that were in non-accrual status at March 31, 2010.

			Non-accrual	Impairment	Information
(Dollars in thousands)	Type of	Type of	Balance	Allowance	Supporting
Note, Market	Borrower	Collateral	03/31/10	03/31/10	Allowance
1. Niceville, FL	Commercial Developer	Vacant Land	$2,600	$-	Appraisal dated 08/14/09

2. Inverness, AL	Commercial Developer	Commercial Subdivision	1,999	-	Appraisal dated 02/11/09

3. Oxford, MS	Residential Developer	Condominium	1,960	-	Appraisal dated 02/17/09

4. Inverness, AL	Commercial Developer	Commercial	1,832	-	Appraisal dated 05/19/09

5. Madison, MS	Commercial Developer	Commercial Subdivision	1,760	-	Appraisal dated 06/01/09

6. Niceville, FL	Residential Developer	Residential Subdivision	1,465	-	Appraisal dated 10/03/08

7. Inverness, AL	Commercial Developer	Commercial	1,400	-	Appraisal dated 09/21/09

8. Madison, MS	Residential Developer	Residential Subdivision	803	-	Appraisal dated 09/30/09

9. Brandon, MS	Commercial Developer	Vacant Land	586	-	Appraisal dated 03/28/07

10. Niceville, FL	Residential Developer	Spec House and Lot	575	-	Appraisal dated 08/18/09

11. Brandon, MS	Commercial	Commercial Property	2,935	-	Appraisal dated 03/04/09

12. Niceville, FL	Commercial	Commercial Property	2,700	-	Appraisal dated 02/24/10

13. Olive Branch, MS	Commercial	Commercial Property	670	70	Appraisal dated 01/12/10

14. Niceville, FL	Commercial	Commercial Property	598	-	Appraisal dated 01/30/09

15. Southaven, MS	Commercial	Commercial Property	516	-	Appraisal dated 09/17/08

Additions to the impairment allowance and the non-accrual loan balances in 2009 occurred primarily in construction and land development loans. Many of these loans were foreclosed on during 2009 and into 2010. Many remaining nonaccrual loans were written down to their collateral values, resulting in a small allowance for loan losses remaining for nonaccrual loans at the end of 2009 and at March 31, 2010.

FIRST M & F CORPORATION

The following table shows a distribution of the totals for construction loans evaluated for impairment and the impairment allowances allocated to those loans at March 31, 2010 and December 31, 2009.

	March 31, 2010		December 31, 2009
(Dollars in thousands)	Loan	Impairment	Loan	Impairment
	Balance	Allowance	Balance	Allowance
Non-accrual loans	$20,363	$27	$25,655	$36
Accruing loans with an allowance	10,941	4,798	16,646	6,028
Accruing loans without an allowance	13,412	-	11,758	-
Total	$44,716	$4,825	$54,059	$6,064

The following table shows a distribution of the totals for commercial real estate loans evaluated for impairment and the impairment allowances allocated to those loans at March 31, 2010 and December 31, 2009.

	March 31, 2010		December 31, 2009
(Dollars in thousands)	Loan	Impairment	Loan	Impairment
	Balance	Allowance	Balance	Allowance
Non-accrual loans	$8,453	$101	$5,001	$-
Accruing loans with an allowance	4,842	1,387	19,962	3,621
Accruing loans without an allowance	31,071	-	23,149	-
Total	$44,366	$1,488	$48,112	$3,621

Included in the accruing loans that had impairments at the end of 2009, one in the Oxford, Mississippi market had an outstanding balance of $9.761 million with an impairment allowance of $1.405 million. Another significant loan with an impairment allowance at the end of 2009 was a loan in the Niceville, Florida market with an outstanding balance of $4.060 million and an impairment allowance of $870 thousand. Both loans were subsequently written down during the first quarter of 2010 by a total amount of $2.765 million and did not require an impairment allowance as of March 31, 2010.

FIRST M & F CORPORATION

The following table shows the trend in credit quality related to the largest segments of the real estate loan portfolio.

		Past Due	Past Due
		30 – 89	90 Days
		Days	Or More		Year-To-
(Dollars in thousands)	Outstanding	And Still	And Still		Date Net
	Balances	Accruing	Accruing	Nonaccrual	Charge-Offs
Construction and development loans:
03/31/10	$108,574	$2,434	$352	$20,363	$852
12/31/09	123,254	3,119	901	25,655	38,713
09/30/09	187,559	6,124	4,750	44,447	20,395
06/30/09	208,956	18,060	1,750	44,393	18,378

Loans secured by 1-4 family properties:
03/31/10	$238,904	$2,984	$440	$4,545	$288
12/31/09	239,921	4,512	312	4,490	3,362
09/30/09	244,265	3,930	263	5,555	2,408
06/30/09	249,895	4,106	72	6,227	1,684

Commercial real estate-secured loans:
03/31/10	$437,642	$7,516	$46	$8,453	$3,132
12/31/09	440,560	12,555	1,208	5,001	2,611
09/30/09	410,093	10,110	317	8,976	220
06/30/09	390,813	11,068	379	18,409	190

The following table shows overall statistics for non-performing loans and other assets of the Company:

(Dollars in thousands)	March 31	December 31	March 31
	2010	2009	2009
Nonaccrual loans	$42,148	$44,549	$52,084
Other real estate	31,460	23,578	10,907
Investment securities	795	825	-

Total non-performing assets	$74,403	$68,952	$62,991

Past due 90 days or more and still
accruing interest	$2,092	$2,479	$1,409
Restructured loans (accruing)	6,759	4,620	3,664

Ratios:
Nonaccrual loans to loans	4.01%	4.17%	4.51%
Past due 90 day loans to loans	.20%	.23%	.12%
Non-performing credit assets to loans and other real estate	6.80%	6.24%	5.40%
Non-performing assets to assets	4.58%	4.15%	3.84%

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

FIRST M & F CORPORATION

Off-Balance Sheet Arrangements

The Company’s primary off-balance sheet arrangements are in the form of loan commitments and operating lease commitments. At March 31, 2010, the Company had $134.905 million in unused loan commitments outstanding. Of these commitments, $97.052 million mature in one year or less. Lines of credit are established using the credit policy of the Company concerning the lending of money.

Letters of credit are used to facilitate the borrowers’ business and are usually related to the acquisition of inventory or of assets to be used in the customers’ business. Letters of credit are generally secured and are underwritten using the same standards as traditional commercial loans. Most standby letters of credit expire without being presented for payment. However, the presentment of a standby letter of credit would create a loan receivable from the Bank’s loan customer. The Bank’s asset-based lending subsidiary uses commercial letters of credit to facilitate the purchase of inventory items by its customers. There were no commercial letters of credit outstanding at the end of the first quarter. At March 31, 2010, the Company had $6.525 million in financial standby letters of credit issued and outstanding.

At March 31, 2010 and December 31, 2009, there were $100 thousand in standby letters of credit issued on the Company’s behalf by a Federal Home Loan Bank (FHLB). The Company typically uses these letters of credit as additional collateral on public funds deposits and is obligated to the Federal Home Loan Bank if the letters of credit must be drawn upon.

Liabilities of $28 thousand at March 31, 2010 and $12 thousand at March 31, 2009 are recognized in Other Liabilities related to the obligation to stand ready to perform related to standby letters of credit.

The Company makes commitments to originate mortgage loans that will be held for sale. The total commitments to originate mortgages to be held for sale were $7.945 million at March 31, 2010. These commitments are accounted for as derivatives and are marked to fair value with changes in fair value recorded in mortgage banking income. At March 31, 2010, mortgage origination-related derivatives with positive fair values of $10 thousand were included in other assets and derivatives with negative fair values of $11 thousand were included in other liabilities.

The Company also engages in forward sales contracts with mortgage investors to purchase mortgages held for sale. Those forward sale agreements that have a determined price and expiration date are accounted for as derivatives and marked to fair value through mortgage banking income. At March 31, 2010, the Company had $6.166 million in locked forward sales agreements in place. At March 31, 2010, forward sale-related derivatives with positive fair values of $69 thousand were included in other assets and no derivatives with negative fair values were included in other liabilities.

Mortgages that are sold generally have recourse until the first payment is made. The Company may also be required to repurchase mortgages that do not conform to FNMA or FHA underwriting standards or that contain critical documentation errors or fraud. The Company has not sustained any recourse-related losses in its mortgage program and the repurchase of mortgages has been an extremely rare event. Mortgages sold that had not reached the first payment date were $8.173 million at March 31, 2010. No recourse liability was recorded for these mortgages.

In the ordinary course of business the Company enters into rental and lease agreements to secure office space and equipment. The Company has a variety of lease agreements in place, all of which are operating leases. The largest lease obligations are for office space.

FIRST M & F CORPORATION

Critical Accounting Policies

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

FIRST M & F CORPORATION

Fair Value

Certain of the Company’s assets and liabilities are financial instruments carried at fair value. This includes securities available for sale and mortgage-related derivatives. Most of the assets and liabilities carried at fair value are based on either quoted market prices, market prices for similar instruments or market data for the instruments being valued. At March 31, 2010, less than 1% of assets measured at fair value were based on significant unobservable inputs.

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

Income Taxes

The Company, the Bank and the Bank's wholly owned subsidiaries, except for the credit insurance subsidiary, file consolidated Federal and state income tax returns. The estimates that pertain to the income tax expense or benefit and the related current and deferred tax assets and liabilities involves a high degree of judgment related to the ultimate measurement and resolution of tax-related matters. Management determines the appropriate tax treatment of transactions and filing positions based on reviews of tax laws and regulations, court actions and other relevant information. These judgments enter into the estimate of current and deferred tax expenses or benefits and the related current and deferred tax assets and liabilities. Changes in these estimates occur as tax rates, tax laws or regulations change, as court decisions change the merits of certain tax treatments and as examinations by taxing authorities change our treatments of tax items. These changes impact tax accruals and can materially affect our operating results. Management regularly evaluates our uncertain tax positions and estimates the appropriate level of tax accrual adjustments based on these evaluations.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Deferred income tax expenses (benefits) result from changes in deferred tax assets and liabilities between reporting periods. A valuation allowance, if needed, reduces deferred tax assets to the expected amount most likely to be realized. Realization of deferred tax assets is dependent upon the generation of a sufficient level of future taxable income and the recoverability of taxes paid in prior years. In determining whether a valuation allowance is needed, management considers (1) the amount of taxable income from prior years that may be used for carrybacks, (2) estimated future taxable earnings and (3) the effects of tax planning strategies.

Interest and penalties assessed by the taxing authorities are classified as income tax expense in the statement of operations.

FIRST M & F CORPORATION

Recent Accounting Pronouncements

Accounting Standards Update (ASU) No. 2009-16, “Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets.” ASU 2009-16 amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. ASU 2009-16 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The provisions of ASU 2009-16 became effective on January 1, 2010 and did not have a material impact on the Company’s financial position or results of operations.

Accounting Standards Update No. 2009-17, “Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU 2009-17 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASU 2009-17 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its effect on the entity’s financial statements. The provisions of ASU 2009-17 became effective on January 1, 2010 and did not have a material impact on the Company’s financial position or results of operations.

Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures About Fair Value Measurements.” ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The provisions of ASU 2010-06 became effective on January 1, 2010 with the exception of the requirement to provide Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which will become effective on January 1, 2011. Early adoption is permitted. The adoption of ASU 2010-06 as of January 1, 2010 did not have a material impact on the Company’s financial position or results of operations. The adoption of the portion of ASU 2010-06 that becomes effective on January 1, 2011 is not expected to have a material impact on the Company’s financial position or results of operations.

Accounting Standards Update No. 2010-09, “Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent events procedures. ASU 2010-09 added a definition of the term “SEC filer” and requires SEC filers and certain other entities to evaluate subsequent events through the date the financial statements are issued. It also exempts SEC filers from disclosing the date through which subsequent events have been evaluated. The provisions of ASU 2010-09 became effective upon it’s issuance on February 24, 2010 and did not have a material impact on the Company’s financial position or results of operations.

FIRST M & F CORPORATION

Accounting Standards Update No. 2010-11, “Derivatives and Hedging (Topic 815) – Scope Exception Related to Embedded Credit Derivatives.” ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. ASU 2010-11 also allows a one-time election of, on an instrument-by-instrument basis, the fair value option for any investments in a beneficial interest in a securitized financial asset, such as certain investments in collateralized debt obligations, at the beginning of the reporting period of adoption. The provisions of ASU 2010-11 will become effective on July 1, 2010 and are not expected to have a material impact on the Company’s financial position or results of operations.

Accounting Standards Update No. 2010-18, “Receivables (Topic 310) – Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset – a consensus of the FASB Emerging Issues Task Force.” ASU 2010-18 states that a modified loan within a pool of purchased, credit-impaired loans which are accounted for as a single asset, should remain in the pool even if the modification would otherwise be considered a Troubled Debt Restructuring (TDR). A one-time election to terminate accounting for a group of loans in a pool, which may be made on a pool-by-pool basis, is allowed upon adoption of ASU 2010-18. ASU 2010-18 does not require any additional recurring disclosures and will become effective on July 1, 2010  and is not expected to have a material impact on the Company’s financial position or results of operations.

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

Interest rate shock analysis shows that the Company will experience a 0.37% increase over 12 months in its net interest income with a gradual (12 month ramp) and sustained 100 basis point decrease in interest rates. A gradual and sustained increase in interest rates of 200 basis points will result in a .18% decrease in net interest income.

An analysis of the change in market value of equity shows how an interest rate shock will affect the difference between the market value of assets and the market value of liabilities. With all financial instruments being stated at market value, the market value of equity will remain relatively unchanged with an immediate and sustained increase in interest rates of 200 basis points. The market value of equity will decrease by 6.17% with an immediate and sustained decrease in interest rates of 100 basis points.

The Company had no hedging instruments in place at March 31, 2010.

Item 4T - Controls and Procedures

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

As of March 31, 2010, (the "Evaluation Date"), the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as defined in the Exchange Act Rules.  Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are sufficiently effective to ensure that material information relating to the Company and required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. During the last quarter ended March 31, 2010 there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

There have been no material changes in the risk factors previously disclosed under Part I - Item 1A of the Company’s 2009 Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – (Removed and Reserved)

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

10.4	Form of Preferred Stock Certificate. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2009.

10.5	Side Letter Agreement. Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2009.

11	Computation of Earnings Per Share – Filed herewith as Note 13 to the consolidated financial statements.

31	Rule 13a-14(a) Certification of Hugh S. Potts, Jr., Chief Executive Officer and Rule 13a-14(a) Certification of John G. Copeland, Chief Financial Officer.

32	Section 1350 Certification of Hugh S. Potts, Jr., Chief Executive Officer and Section 1350 Certification of John G. Copeland, Chief Financial Officer.

FIRST M & F CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST M & F CORPORATION

Date : May 14, 2010

BY:	/s/ Hugh S. Potts, Jr.	BY:	/s/ John G. Copeland
	Hugh S. Potts, Jr.		John G. Copeland
	Chairman of the Board and		Executive Vice President and
	Chief Executive Officer		Chief Financial Officer
	(principal executive officer)		(principal financial officer)

BY:	/s/ Robert C. Thompson, III
Robert C. Thompson, III
Vice President – Accounting Policy
(principal accounting officer)

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

10.4	Form of Preferred Stock Certificate. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2009.

10.5	Side Letter Agreement. Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2009.

11	Computation of Earnings Per Share – Filed herewith as Note 13 to the consolidated financial statements.

31	Rule 13a-14(a) Certification of Hugh S. Potts, Jr., Chief Executive Officer and Rule 13a-14(a) Certification of John G. Copeland, Chief Financial Officer.

32	Section 1350 Certification of Hugh S. Potts, Jr., Chief Executive Officer and Section 1350 Certification of John G. Copeland, Chief Financial Officer.