Form 10-Q
period 2010-06-30
FIRST M&F CORP/MS
filed 2010-08-13
CIK 320387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $5 par value	9,088,027 Shares
Title of Class	Shares Outstanding at July 31, 2010

FIRST M & F CORPORATION

FORM 10-Q

INDEX

FIRST M & F CORPORATION AND SUBSIDIARY

PART I: FINANCIAL INFORMATION
Item 1 – Financial Statements (Unaudited)
Consolidated Statements of Condition

(Dollars in thousands)
	June 30		December 31
	2010	2009	2009
	(Unaudited)	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$34,213	$42,128	$42,446
Interest bearing bank balances	53,449	6,108	84,810
Federal funds sold	31,000	16,700	70,000
Securities available for sale, amortized cost of $275,867, $326,902 and $280,470	282,508	330,925	284,550
Loans held for sale	4,484	4,897	10,266

Loans, net of unearned income	1,038,115	1,107,741	1,058,340
Allowance for loan losses	(18,301)	(31,323)	(24,014)
Net loans	1,019,814	1,076,418	1,034,326

Bank premises and equipment	41,620	44,215	42,919
Accrued interest receivable	6,572	8,639	7,598
Other real estate	31,231	22,575	23,578
Goodwill	-	16,772	-
Other intangible assets	5,226	5,653	5,439
Bank owned life insurance	21,440	20,722	21,082
Other assets	36,833	29,571	35,954

	$1,568,390	$1,625,323	$1,662,968
Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing deposits	$227,825	$181,163	$228,579
Interest-bearing deposits	1,115,986	1,128,384	1,159,684
Total deposits	1,343,811	1,309,547	1,388,263
Federal funds purchased and repurchase agreements	17,045	6,780	8,642
Other borrowings	58,874	135,975	122,510
Junior subordinated debt	30,928	30,928	30,928
Accrued interest payable	1,831	3,007	2,933
Other liabilities	8,194	6,429	5,062
Total liabilities	1,460,683	1,492,666	1,558,338

Stockholders’ equity:
Preferred stock:
Class A; 1,000,000 shares authorized	-	-	-
Class B; 1,000,000 shares authorized; 30,000 shares issued	28,964	28,717	28,838
Common stock of $5.00 par value; 50,000,000 shares
authorized: 9,069,346 shares issued	45,347	45,347	45,347
Additional paid-in capital	31,932	31,918	31,926
Nonvested restricted stock awards	743	747	734
Retained earnings (deficit)	(1,529)	25,906	(2,595)
Accumulated other comprehensive income	2,249	21	379
First M&F Corporation equity	107,706	132,656	104,629
Noncontrolling interest in subsidiaries	1	1	1
Total equity	107,707	132,657	104,630
	$1,568,390	$1,625,323	$1,662,968

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Interest income:
Interest and fees on loans	$15,687	$16,076	$31,075	$33,349
Interest on loans held for sale	46	37	124	116
Taxable investments	2,032	2,495	4,077	4,811
Tax-exempt investments	392	536	822	1,098
Federal funds sold	24	14	50	39
Interest bearing bank balances	41	2	86	8
Total interest income	18,222	19,160	36,234	39,421

Interest expense:
Deposits	4,971	6,106	10,161	12,491
Federal funds purchased and repurchase agreements	15	24	34	57
Other borrowings	846	1,272	1,912	2,775
Junior subordinated debt	492	493	988	989
Total interest expense	6,324	7,895	13,095	16,312

Net interest income	11,898	11,265	23,139	23,109
Provision for loan losses	2,380	9,195	4,660	29,035
Net interest income (expense) after
provision for loan losses	9,518	2,070	18,479	(5,926)

Noninterest income:
Deposit account income	2,566	2,812	5,046	5,334
Mortgage banking income	469	592	812	960
Agency commission income	935	957	1,833	1,928
Trust and brokerage income	144	136	265	252
Bank owned life insurance income	170	247	340	364
Other income	388	406	1,177	1,500
Securities gains, net	708	1	1,712	1

Total investment other-than-temporary impairment losses	(96)	(393)	(368)	(393)
Portion of loss recognized in (reclassified from)
other comprehensive income (before taxes)	(68)	218	2	218
Net investment impairment losses recognized	(164)	(175)	(366)	(175)

Total noninterest income	5,216	4,976	10,819	10,164

Noninterest expenses:
Salaries and employee benefits	6,893	7,298	13,718	14,460
Net occupancy expenses	977	1,066	1,946	2,174
Equipment expenses	654	734	1,305	1,489
Software and processing expenses	420	467	822	993
Telecommunication expenses	251	256	495	515
Marketing and business development expenses	226	348	468	720
Foreclosed property expenses	419	1,526	875	2,282
FDIC insurance assessments	839	1,339	1,685	1,815
Goodwill impairment	-	-	-	15,800
Intangible asset amortization and impairment	106	105	213	1,474
Other expenses	2,557	2,676	5,224	5,134
Total noninterest expenses	13,342	15,815	26,751	46,856

Income (loss) before income taxes	1,392	(8,769)	2,547	(42,618)
Income tax expense (benefit)	120	(3,660)	421	(10,252)
Net income (loss)	1,272	(5,109)	2,126	(32,366)
Net income (loss) attributable to noncontrolling interests	-	2	1	(14)
Net income (loss) attributable to First M&F Corporation	$1,272	$(5,111)	$2,125	$(32,352)
Dividends and accretion on preferred stock	439	439	876	593
Net income (loss) applicable to common stock	$833	$(5,550)	$1,249	$(32,945)

Net income (loss) allocated to common shareholders	$826	$(5,498)	$1,239	$(32,587)
Earnings (loss) per share:
Basic	$.09	$(.61)	$.14	$(3.60)
Diluted	$.09	$(.61)	$.14	$(3.60)

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009

Net income (loss)	$1,272	$(5,109)	$2,126	$(32,366)

Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized gains (losses) on securities available for sale
arising during the period, net of tax of $1,410 and $310
for the three months ended June 30 and $1,595 and $363 for
for the six months ended June 30	2,366	(514)	2,680	616
Unrealized losses on other-than-temporarily
impaired securities available for sale arising during
the period, net of tax of $37 and $146 for the three months ended
June 30 and $137 and $146 for the six months ended June 30	(59)	(247)	(231)	(247)
Reclassification adjustment for gains on securities
available for sale included in net income, net of
tax of $265 and $0 for the three months ended June 30 and
$639 and $0 for the six months ended June 30	(443)	(1)	(1,073)	(1)
Reclassification adjustment for credit related other-than-
temporary impairment losses on securities available
for sale included in net income, net of tax of $62 and $65
for the three months ended June 30 and $137 and $65 for
for the six months ended June 30	102	110	229	110
Defined benefit pension plans:
Amortization of transition asset, net of tax of $0 and $1
for the three months ended June 30 and $0 and $2 for
the six months ended June 30	-	(1)	-	(2)
Amortization of prior service cost, net of tax of $3 and $3
for the three months ended June 30 and $6 and $6 for
the six months ended June 30	(6)	(6)	(12)	(12)
Amortization of actuarial loss, net of tax of $83 and $85
for the three months ended June 30 and $165 and $169 for
the six months ended June 30	138	142	277	284

Other comprehensive income (loss)	2,098	(517)	1,870	748

Total comprehensive income (loss)	3,370	(5,626)	3,996	(31,618)
Comprehensive income (loss) attributable to
noncontrolling interests	-	2	1	(14)

Comprehensive income (loss) of First M&F Corp	$3,370	$(5,628)	$3,995	$(31,604)

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity
Six Months Ended June 30, 2010 and 2009
(Unaudited)

(Dollars in thousands, except per share data)				Nonvested		Accumulated
			Additional	Restricted	Retained	Other
	Preferred	Common	Paid-in	Stock	Earnings	Comprehensive	Noncontrolling
	Stock	Stock	Capital	Awards	(Deficit)	Income (Loss)	Interest	Total
January 1, 2009	$-	$45,317	$30,447	$780	$60,133	$(727)	$18	$135,968
Net loss	-	-	-	-	(32,352)	-	(14)	(32,366)
Cash dividends ($.14 per share)	-	-	-	-	(1,283)	-	-	(1,283)
Issuance of 30,000 shares of preferred stock	28,637	-	-	-	-	-	-	28,637
Issuance of stock warrant for 513,113 shares	-	-	1,363	-	-	-	-	1,363
Dividends and accretion on preferred stock	80	-	-	-	(593)	-	-	(513)
6,000 restricted share awards vested	-	30	71	(101)	-	-	-	-
Share-based compensation expense recognized	-	-	10	68	1	-	-	79
Tax benefits on restricted stock dividends paid	-	-	27	-	-	-	-	27
Net change	-	-	-	-	-	748	-	748
Distributions	-	-	-	-	-	-	(3)	(3)

June 30, 2009	$28,717	$45,347	$31,918	$747	$25,906	$21	$1	$132,657

January 1, 2010	$28,838	$45,347	$31,926	$734	$ (2,595)	$379	$1	$104,630
Net income	-	-	-	-	2,125	-	1	2,126
Cash dividends ($.02 per share)	-	-	-	-	(183)	-	-	(183)
Dividends and accretion on preferred stock	126	-	-	-	(876)	-	-	(750)
Share-based compensation expense recognized	-	-	6	9	-	-	-	15
Net change	-	-	-	-	-	1,870	-	1,870
Distributions	-	-	-	-	-	-	(1)	(1)

June 30, 2010	$28,964	$45,347	$31,932	$743	$(1,529)	$2,249	$1	$107,707

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)	Six Months Ended June 30
	2010	2009
Cash flows from operating activities:
Net income (loss)	$2,126	$(32,366)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Share-based compensation	15	79
Amortization of pension costs	169	439
Depreciation and amortization	1,393	1,574
Goodwill impairment	-	15,800
Intangible asset impairments	-	1,248
Provision for loan losses	4,660	29,035
Net investment amortization	968	358
Net change in unearned fees/deferred costs on loans	(148)	(36)
Capitalized dividends on FHLB stock	(14)	(13)
Net accretion of discount on time deposits	12	2
Gain on securities available for sale	(1,712)	(1)
Impairment loss on securities available for sale	366	175
Gain on loans held for sale	(635)	(596)
Other asset sales losses	671	1,826
Deferred income taxes	403	(4,168)
Originations of loans held for sale, net of repayments	(40,662)	(59,112)
Sales proceeds of loans held for sale	47,141	62,424
(Increase) decrease in:
Accrued interest receivable	1,026	1,193
Cash surrender value of bank owned life insurance	(340)	(364)
Other assets	(2,483)	1,164
Increase (decrease) in:
Accrued interest payable	(1,102)	(530)
Other liabilities	3,364	(3,741)

Net cash provided by operating activities	15,218	14,390

Cash flows from investing activities:
Purchases of securities available for sale	(109,546)	(138,753)
Sales of securities available for sale	60,695	1,835
Maturities of securities available for sale	53,832	33,366
Net (increase) decrease in:
Interest bearing bank balances	31,361	448
Federal funds sold	39,000	(7,350)
Loans	(2,109)	27,793
Bank premises and equipment	(18)	(869)
Net benefits received (purchases) of bank owned life insurance	(18)	164
Sales of nonperforming loans	500	-
Proceeds from sales of other real estate and other repossessed assets	3,483	5,087
Net redemptions of FHLB stock	-	225

Net cash provided by (used in) investing activities	77,180	(78,054)

(Continued)

FIRST M & F CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)	Six Months Ended June 30
	2010	2009
Cash flows from financing activities:
Net increase (decrease) in deposits	$(44,464)	$48,158
Net increase (decrease) in short-term borrowings	8,403	(2,948)
Proceeds from other borrowings	-	20,000
Repayments of other borrowings	(63,636)	(35,572)
Earnings distributions to noncontrolling interests	(1)	(3)
Common dividends paid	(183)	(1,283)
Preferred dividends paid	(750)	(325)
Preferred shares and common stock warrant issued to U. S. Treasury	-	30,000
Tax benefits related to share-based compensation	-	27

Net cash provided by (used in) financing activities	(100,631)	58,054

Net decrease in cash and due from banks	(8,233)	(5,610)

Cash and due from banks at January 1	42,446	47,738

Cash and due from banks at June 30	$34,213	$42,128

Total interest paid	$14,203	$16,836
Total income taxes paid	231	97
Income tax refunds received	210	27
Total payments to other banks to satisfy liens on ORE	433	-
Transfers of loans to foreclosed property	11,539	18,419
Transfers of buildings to foreclosed property	176	-
U. S. Treasury preferred dividend accrued but unpaid	187	188
Accretion on U. S. Treasury preferred stock	126	80

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of June 30, 2010, December 31, 2009 and June 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at
		June 30, 2010, Using
		Quoted
		Prices In
		Active
		Markets	Significant
	Assets/Liabilities	For	Other	Significant
	Measured at Fair	Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	June 30, 2010	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury securities	$504	$-	$504	$-
U.S. Government sponsored entities	65,089	-	65,089	-
Mortgage-backed investments	166,718	-	166,718	-
Obligations of states and political subdivisions	47,493	-	47,493	-
Collateralized debt obligations	883	-	-	883
Other debt securities	1,821	-	1,821	-
Total securities available for sale	$282,508	$-	$281,625	$883

Mortgage derivative assets	115	-	-	115

Mortgage derivative liabilities	25	-	-	25

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

		Fair Value Measurements at
		June 30, 2009, Using
		Quoted
		Prices In
		Active
		Markets	Significant
	Assets/Liabilities	For	Other	Significant
	Measured at Fair	Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	June 30, 2009	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury securities	$529	$-	$529	$-
U.S. Government sponsored entities	56,255	-	56,255	-
Mortgage-backed investments	204,917	-	204,917	-
Obligations of states and political subdivisions	62,279	-	62,279	-
Collateralized debt obligations	3,254	-	-	3,254
Other debt securities	2,706	-	2,706	-
Equity securities	985	985	-	-
Total securities available for sale	$330,925	$985	$326,686	$3,254

Mortgage derivative assets	124	-	124	-

Mortgage derivative liabilities	55	-	55	-

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

Collateralized debt obligations. The Company owns certain beneficial interests in collateralized debt obligations secured by community bank trust preferred securities. These interests have an amortized cost of $3.805 million with estimated fair values of $883 thousand. These interests do not trade in a liquid market, and therefore, market quotes are not a reliable indicator of their ultimate realizability. The Company utilizes a discounted cash flow model using inputs of (1) market yields of trust-preferred securities as the discount rate and (2) expected cash flows which are estimated using assumptions related to defaults, deferrals and prepayments to determine the fair values of these beneficial interests. Many of the factors that adjust the timing and extent of cash flows are based on judgment and not directly observable in the markets. Therefore, these fair values are classified as Level 3 valuations for accounting and disclosure purposes.

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

The following table reports the activity for 2010 in assets measured at fair value on a recurring basis using significant unobservable (Level 3) inputs.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2010		June 30, 2010
	Collateralized		Collateralized
	Debt	Mortgage	Debt	Mortgage
	Obligations	Derivatives	Obligations	Derivatives
Beginning Balance	$1,045	$68	$1,080	$84
Total gains or losses (realized/unrealized)
Other-than-temporary impairment included in earnings	(164)	-	(366)	-
Other-than-temporary impairment (included in) transferred from other comprehensive income	68	-	(2)	-
Other gains/losses included in other comprehensive income	(66)	-	171	-
IRLC and FSA issuances, expirations and fair value changes included in earnings	-	66	-	61
IRLC transfers into closed loans	-	(44)	-	(55)
Ending Balance	$883	$90	$883	$90

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains
or losses relating to assets still held at the reporting date	$(164)	$-	$(366)	$-

The following table reports the activity for 2009 in assets measured at fair value on a recurring basis using significant unobservable (Level 3) inputs.

	Collateral Debt Obligations
	Three Months	Six Months
(Dollars in thousands)	Ended	Ended
	June 30, 2009	June 30, 2009
Beginning Balance	$-	$-
Total gains or losses (realized/unrealized)
Other-than-temporary impairment included in earnings	(175)	(175)
Other-than-temporary impairment (included in) transferred from other comprehensive income	(218)	(218)
Other gains/losses included in other comprehensive income	(319)	(319)
Transfers in and/or out of Level 3	3,966	3,966
Ending Balance	$3,254	$3,254

The amount of total gains or losses for the period included
in earnings attributable to the change in unrealized gains
or losses relating to assets still held at the reporting date	$(175)	$(175)

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

The following tables summarize assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements Using
		Quoted
		Prices in				Fair Value
		Active	Significant		Charged to	Adjustment
	For the	Markets for	Other	Significant	Allowance	Recognized
	Quarter-to-Date	Identical	Observable	Unobservable	for Loan Losses	In Earnings
	Ended	Assets	Inputs	Inputs	During	During
(Dollars in thousands)	06/30/10 (a)	(Level 1)	(Level 2)	(Level 3)	Current Period	Current Period

Impaired loans	$13,590	$-	$-	$13,590	$-	$(2,537)
Loan foreclosures	1,508	-	-	1,508	276	-
Other real estate	6,740	-	-	6,740	-	(465)

		Fair Value Measurements Using
		Quoted
		Prices in				Fair Value
		Active	Significant		Charged to	Adjustment
	For the	Markets for	Other	Significant	Allowance	Recognized
	Year-to-Date	Identical	Observable	Unobservable	for Loan Losses	In Earnings
	Ended	Assets	Inputs	Inputs	During	During
(Dollars in thousands)	06/30/10 (a)	(Level 1)	(Level 2)	(Level 3)	Current Period	Current Period

Impaired loans	$17,175	$-	$-	$17,175	$-	$(3,648)
Loan foreclosures	4,630	-	-	4,630	1,596	-
Loans transferred to HFS	500	-	-	-	325	-
Other real estate	8,195	-	-	8,195	-	(662)

The following tables summarize assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements Using
		Quoted
		Prices in				Fair Value
		Active	Significant		Charged to	Adjustment
	For the	Markets for	Other	Significant	Allowance	Recognized
	Quarter-to-Date	Identical	Observable	Unobservable	for Loan Losses	In Earnings
	Ended	Assets	Inputs	Inputs	During	During
(Dollars in thousands)	06/30/09 (a)	(Level 1)	(Level 2)	(Level 3)	Current Period	Current Period

Impaired loans	$14,516	$-	$-	$14,516	$-	$(1,056)
Loan foreclosures	1,508	-	-	1,508	276	-
Other real estate	6,740	-	-	6,740	-	(465)

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

		Fair Value Measurements Using
		Quoted
		Prices in				Fair Value
		Active	Significant		Charged to	Adjustment
	For the	Markets for	Other	Significant	Allowance	Recognized
	Year-to-Date	Identical	Observable	Unobservable	for Loan Losses	In Earnings
	Ended	Assets	Inputs	Inputs	During	During
(Dollars in thousands)	06/30/09 (a)	(Level 1)	(Level 2)	(Level 3)	Current Period	Current Period

Impaired loans	$49,449	$-	$-	$49,449	$-	$(21,213)
Loan foreclosures	4,631	-	-	4,631	1,596	-
Loans transferred to HFS	500	-	-	-	325	-
Other real estate	8,195	-	-	8,195	-	(662)

(a)
These amounts represent the resulting carrying amounts on the consolidated statement of condition for impaired real estate-secured loans and other real estate for which fair value re-measurements took place during the period. Loan foreclosures represent the fair value portion of the carrying amounts of other real estate properties that were re-measured at the point of foreclosure during the period.

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

Loan Foreclosures.  During 2010 certain foreclosed assets, upon initial recognition, were re-measured and reported at fair value through a charge-off to the allowance for possible loan losses based upon the fair value of the foreclosed asset. The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 3 inputs based on observable market data. Foreclosed assets measured at fair value upon initial recognition during 2010 totaled $4.630 million using Level 3 valuation inputs. In connection with the measurement and initial recognition of the foregoing foreclosed assets, the Company recognized charge-offs to the allowance for possible loan losses totaling $1.596 million. During the second quarter of 2010 two of these properties with carrying values of $578 thousand were sold. The fair value of the foreclosed assets was recorded in other real estate.

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

Other real estate.  Other real estate consists of real estate from loans that have been foreclosed on. It is carried at the lower of cost or fair value less costs to sell. Subsequent to foreclosure, these properties may experience further market declines. When this occurs, the Company writes the property down to management’s best estimate of what the market may be willing to pay. Management considers what other properties have sold for, how long properties have been on the market, the condition of the property, the availability of liquid buyers and other assumptions that market participants may use in determining a price at which they would acquire the property. Since certain significant inputs to these estimates are management-derived and unobservable, fair values are reported as using Level 3 inputs. Impairments of $662 thousand were recorded during 2010 on properties with original carrying values of $8.857 million. No properties that had been written down during 2010 were disposed of during 2010.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

Fair Value of Financial Instruments

The following table presents the carrying amounts and fair values of the Company’s financial instruments at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
(Dollars in thousands)	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and short-term investments	$118,662	$118,662	$197,256	$197,256
Securities available for sale	282,508	282,508	284,550	284,550
Loans held for sale	4,484	4,586	10,266	10,270
Loans held for investment	1,019,814	956,504	1,034,326	996,382
Agency accounts receivable	376	376	357	357
Accrued interest receivable	6,572	6,572	7,598	7,598
Nonmarketable equity investments	7,339	7,339	7,326	7,326
Investments in unconsolidated VIEs	3,749	3,749	928	928
Mortgage derivative assets	115	115	85	85
Financial liabilities:
Noninterest-bearing deposits	227,825	227,825	228,579	228,579
NOW, MMDA and savings deposits	573,052	573,052	583,879	583,879
Certificates of deposit	542,934	546,604	575,806	580,895
Short-term borrowings	17,045	17,045	8,642	8,642
Other borrowings	58,874	61,802	122,510	124,021
Junior subordinated debt	30,928	20,169	30,928	15,835
Agency accounts payable	1,543	1,543	639	639
Accrued interest payable	1,831	1,831	2,933	2,933
Mortgage derivative liabilities	25	25	1	1
Other financial instruments:
Commitments to extend credit and letters of credit	(28)	(327)	(31)	(400)

The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

Cash and due from banks, interest-bearing deposits with banks and Federal funds sold are valued at their carrying amounts which are reasonable estimates of fair value due to the relatively short period to maturity of the instruments.

Securities available for sale are predominantly valued based on prices obtained from an independent nationally recognized pricing service and market yield matrices. We use an external pricing service to electronically provide prices by CUSIP number. These prices include exchange quoted prices, dealer quoted prices and prices derived from market yields published by specialized financial database providers. We use the one price per instrument provided for the securities that the service can produce prices for. We do not adjust the prices that are obtained from external pricing services. Typically, all securities except for some small municipal issues and the collateralized debt obligations are priced by the primary external provider. For issues that are not priced by the primary provider, we use the pricing disclosed in the investment accounting product provided by a broker-dealer affiliate of a correspondent bank. The broker-dealer’s accounting system uses prices provided by (1) the same external pricing service that we use, (2) Standard & Poor’s, (3) matrix pricing with market yield inputs provided by Bloomberg and a municipal securities market data provider and (4) the broker-dealer’s trading staff. Any quotes provided by a broker-dealer are usually non-binding. However, the Company rarely uses solicited broker-dealer quotes to price any of its securities. The broker-dealer prices all municipal securities through its pricing matrix. At June 30, 2010, the only securities that were not priced by the primary provider were 21 municipal bonds representing 6 issuers and the collateralized debt obligations. We used the broker-dealer’s matrix prices for the municipal securities and a third-party provider’s modeled prices for the collateralized debt obligations (CDOs).

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

Investments in unconsolidated VIEs are the Company’s investment in the First M&F Statutory Trust I, which acquired the Company’s junior subordinated debt through funding provided by the issuance of trust preferred securities, and an investment in a low income housing tax credit entity. The investment in the statutory trust depends on the Company’s own cash flows and therefore, the carrying value is an accurate approximation of fair value. The low income housing tax credit investment is a recent transaction for which the carrying value is assumed to be a reasonable estimate of its fair value. These investments are carried in other assets in the statement of condition.

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

Note 3:  Investment Securities and Derivatives

The following is a summary of the amortized cost and fair value of securities available for sale at June 30, 2010, December 31, 2009 and June 30, 2009:

	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2010:
U.S. Treasury securities	$501	$3	$-	$504
U.S. Government sponsored entities	63,917	1,172	-	65,089
Mortgage-backed investments	160,003	6,736	21	166,718
Obligations of states and political subdivisions	45,912	1,617	36	47,493
Collateralized debt obligations	3,805	-	2,922	883
Other debt securities	1,729	92	-	1,821

	$275,867	$9,620	$2,979	$282,508

December 31, 2009:
U.S. Treasury securities	$503	$14	$-	$517
U.S. Government sponsored entities	54,746	489	74	55,161
Mortgage-backed investments	162,647	5,300	72	167,875
Obligations of states and political subdivisions	55,153	1,533	100	56,586
Collateralized debt obligations	4,171	-	3,091	1,080
Other debt securities	2,385	101	-	2,486
Equity securities	865	20	40	845

	$280,470	$7,457	$3,377	$284,550

June 30, 2009:
U.S. Treasury securities	$506	$23	$-	$529
U.S. Government sponsored entities	56,110	321	176	56,255
Mortgage-backed investments	200,163	4,972	218	204,917
Obligations of states and political subdivisions	61,598	972	291	62,279
Collateralized debt obligations	4,848	-	1,594	3,254
Other debt securities	2,642	64	-	2,706
Equity securities	1,035	-	50	985

	$326,902	$6,352	$2,329	$330,925

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 3:  (Continued)

Provided below is a summary of securities available for sale which were in an unrealized loss position and the length of time that individual securities have been in a continuous loss position at June 30, 2010 and December 31, 2009. Securities on which we have taken only credit-related other-than-temporary-impairment (OTTI) write-downs are categorized as being “less than 12 months” or “12 months or more” in a continuous loss position based on the point in time that the fair value declined to below the amortized cost basis and not the period of time since the OTTI write-down.

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2010:
U.S. Government sponsored entities	$-	$-	$-	$-	$-	$-
Mortgage-backed investments	-	-	1,570	21	1,570	21
Obligations of states and political subdivisions	657	4	4,264	32	4,921	36
Collateralized debt obligations	-	-	883	2,922	883	2,922
Other debt securities	-	-	-	-	-	-
Equity securities	-	-	-	-	-	-

	$657	$4	$6,717	$2,975	$7,374	$2,979

December 31, 2009:
U.S. Government sponsored entities	$5,093	$74	$-	$-	$5,093	$74
Mortgage-backed investments	4,122	71	76	1	4,198	72
Obligations of states and political subdivisions	2,423	40	3,087	60	5,510	100
Collateralized debt obligations	-	-	1,080	3,091	1,080	3,091
Other debt securities	-	-	-	-	-	-
Equity securities	350	8	84	32	434	40

	$11,988	$193	$4,327	$3,184	$16,315	$3,377

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 3:  (Continued)

Management believes that the impairments reflected as unrealized losses above are temporary and will be recovered over the investments’ holding periods. At June 30, 2010 there were 3 mortgage-backed securities with unrealized losses of 12 months or longer. There were 21 municipal securities with unrealized losses of 12 months or longer and 4 municipal securities with unrealized losses less than 12 months. The unrealized losses associated with the mortgage-backed and municipal securities were primarily driven by changes in market rates and liquidity and not due to the credit quality of the securities. Management does not intend to sell any investment securities that have unrealized losses before the time that those losses could be recovered. Management has evaluated the investment securities that have unrealized losses within the framework of the Company’s liquidity and capital needs as well as its ability to hold those securities over an extended recovery period. Management’s evaluation involved (1) assessing whether significant future cash outflows would occur that would require the liquidation of securities and (2) determining if the balance sheet would need to be managed or reduced in a way that would require the liquidation of securities to meet regulatory capital ratio requirements. This analysis was performed to determine if it was more likely than not that the investments would have to be sold before their anticipated recoveries. Management determined that it was not more likely than not that the investments would have to be disposed of prior to their anticipated recoveries. In estimating whether there are other-than-temporary impairment losses on debt securities management considers (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) historical cash flows and economic factors that could detrimentally affect those cash flows and (4) changes in credit ratings of the issuers.

There are five collateralized debt obligations that represent the majority of unrealized losses in the investment portfolio. These obligations are secured by commercial bank trust preferred securities. The impairments have arisen due to a virtual trading halt related to the liquidity crisis in corporate debt, and the effects of the sub-prime mortgage crisis and the resulting economic deterioration and ongoing recession on the financial stability of financial institution issuers of the trust preferred collateral. In December 2008, these CDOs were downgraded to below investment grade by Moody’s. During 2008 and 2009 several banks that had issued trust preferred securities that were held as collateral in some of the CDOs were closed by federal regulators. These defaults and the credit downgrades, accompanied by interest deferrals by several other bank issuers, resulted in reductions in fair value estimates as credit assumptions had to be revised. Management evaluated these instruments for impairment as of each quarter end during 2009 and 2010 within the accounting guidelines for determining impairments for beneficial interests using the discounted cash flow approach prescribed, which required Management to make assumptions concerning the estimates of the ultimate collectability of the contractual cash flows of the beneficial interests owned. These estimates depend on the expected cash flows that the beneficial interest issuer will receive on its investments in the trust preferred securities of the commercial bank investees. The ability of the banks that issued trust preferred securities to the beneficial interest issuer to pay their obligations was determined based on an analysis of the financial condition of the banks. This analysis resulted in an estimate of the timing and amount of cash flows derived from a determination of how many would default on their obligations and how many would eventually pay off their obligations and the timing of those events. Those estimated cash flows would first pay off more senior beneficial interests if certain collateral coverage ratios are not maintained, with the remaining amounts eventually flowing through to the interests owned by the Company. Based on this type of analysis for each beneficial interest issuer, the cash flows of each of the five beneficial interests owned by the Company were projected and discounted to their present values and compared to the amortized cost book values of the interests. This analysis resulted in a determination that other-than-temporary impairment (OTTI) conditions existed for one of the securities at June 30, 2009. By December 31, 2009 all five of the securities had incurred other-than-temporary impairment charges. During 2010, four of the securities incurred additional OTTIs. The unrealized losses by individual security in the CDO portfolio as of June 30, 2010 ranged from 69% of amortized cost to 84% of amortized cost.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 3:  (Continued)

The following table provides a rollforward of the cumulative activity related to credit losses on debt securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income.

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Beginning balance	$1,031	$-	$829	$-
OTTI credit losses on securities not previously impaired	-	175	-	175
OTTI credit losses on previously impaired securities	164	-	366	-

Ending balance	$1,195	$175	$1,195	$175

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

The following is a summary of gains and losses on securities available for sale:

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Proceeds from sales	$21,147	$170	$60,695	$1,835

Gross realized gains	709	1	1,803	1
Gross realized losses	1	-	91	-

Net gains from sales	$708	$1	$1,712	$1

Gross recognized losses related to the credit component of other- than-temporary impairments	$164	$175	$366	$175

Securities with a carrying value totaling $242.916 million at June 30, 2010 and $264.185 million at December 31, 2009 were pledged to secure public deposits, short-term borrowings and for other purposes required or permitted by law.

The amortized cost and fair values of debt securities available for sale at June 30, 2010, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with, or without, call or prepayment penalties. Equity securities are not included since they have no stated maturity. Mortgage-backed securities receive monthly payments based on the cash flows of the underlying collateral. Therefore, their stated maturities do not represent the timing of principal amounts received and no maturity distributions are shown for these securities.

	Amortized	Fair
(Dollars in thousands)	Cost	Value

One year or less	$32,122	$33,453
After one through five years	62,694	64,505
After five through ten years	15,377	16,073
After ten years	4,671	1,759
	115,864	115,790
Mortgage-backed investments	160,003	166,718

	$275,867	$282,508

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

The following table summarizes these instruments, which are considered derivatives not designated as hedges:

(Dollars in thousands)	June 30, 2010			December 31, 2009
	Notional	Positive	Negative	Notional	Positive	Negative
Instrument	Amount	Fair Value	Fair Value	Amount	Fair Value	Fair Value
Forward sale agreements	$9,064	$28	$21	$3,895	$77	$-
Written interest rate options (locks)	8,812	87	4	7,108	8	1

Derivatives with positive fair values are recorded as other assets and derivatives with negative fair values are recorded as other liabilities in the consolidated statements of condition.

Amounts included in the consolidated statements of operations related to non-hedging mortgage banking-related derivative instruments were as follows:

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Forward sale contracts:
Recorded in mortgage banking income	$(62)	$16	$(70)	$13
Written interest rate options (locks)
Recorded in mortgage banking income	128	76	131	33

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4: Loans

The composition of the loan portfolio is shown in the table below:

(Dollars in thousands)	June 30		December 31
	2010	2009	2009

Commercial, financial and agricultural	$130,657	$135,325	$120,415
Non-residential real estate	615,571	672,359	643,804
Residential real estate	196,547	205,068	195,361
Home equity loans	41,254	44,827	44,560
Consumer loans	44,998	40,728	44,586
Other loans	9,088	9,434	9,614

Total loans	$1,038,115	$1,107,741	$1,058,340

The Bank uses loans as collateral for borrowings at the Federal Reserve Bank and a Federal Home Loan Bank. Approximately $17.600 million of commercial and consumer loans were pledged to a line of credit with the Federal Reserve Bank at June 30, 2010. Approximately $265.337 million of individual real estate-secured loans were pledged to the Federal Home Loan Bank at June 30, 2010.

The following table is a summary of the activity in the allowance for loan losses for the second quarter and year-to-date periods ending June 30, 2010 and 2009.

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Beginning balance	$21,115	$41,506	$24,014	$24,918

Loans charged off	(5,706)	(19,579)	(11,309)	(23,087)
Charge offs resulting from write-downs of loans transferred to held for sale status	-	-	(325)	-
Recoveries	512	201	1,261	457
Net charge-offs	(5,194)	(19,378)	(10,373)	(22,630)

Provision for loan losses	2,380	9,195	4,660	29,035

Ending balance	$18,301	$31,323	$18,301	$31,323

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  (Continued)

Loans are placed on nonaccrual status when, in management’s opinion, the borrowers may be unable to meet their payment obligations, which typically occurs when principal or interest payments are more than 90 days past due. The following table shows overall statistics for non-performing loans and other assets of the Company:

(Dollars in thousands)	June 30,	December 31,
	2010	2009
Nonaccrual loans	$35,603	$44,549
Other real estate owned	31,231	23,578

Total non-performing credit-related assets	$66,834	$68,127

Accruing loans past due 90 days or more	$1,307	$2,479
Loans restructured and in compliance with modified terms	$15,374	$4,620

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

The following table shows an impaired loan summary for the Company:

(Dollars in thousands)	June 30, 2010	December 31, 2009
Restructured loans with an allowance	$5,299	$3,783
Other impaired loans with an allowance	27,624	40,897
Restructured loans without an allowance	10,740	837
Other impaired loans without an allowance	89,156	94,710
Total impaired loans	$132,819	$140,227

Allowance for restructured loans	$996	$1,974
Allowance for other impaired loans	$6,525	$11,419

The impaired loan totals consist primarily of collateral-dependent construction and commercial real estate loans.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 5:  Goodwill and Other Intangible Assets

Following is a summary of intangible assets, net of accumulated amortization, included in the Consolidated Statements of Condition:

(Dollars in thousands)			Customer
		Core	Renewal	Noncompete	Banking
	Goodwill	Deposits	Lists	Agreements	Charter
Balance at December 31, 2008	$32,572	$5,865	$198	$39	$1,025
Amortization expense	-	(212)	(7)	(7)	-
Impairment charge	(15,800)	-	(191)	(32)	(1,025)

Balance at June 30, 2009	$16,772	$5,653	$-	$-	$-

Balance at December 31, 2009	$-	$5,439	$-	$-	$-
Amortization expense	-	(213)	-	-	-
Impairment charge	-	-	-	-	-

Balance at June 30, 2010	$-	$5,226	$-	$-	$-

Estimated amortization expense
Remainder of 2010		$213
2011		427
2012		427
2013		427
2014		427
2015		427

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 6:  Variable Interest Entity and Borrowing Arrangements

The following is a summary of other borrowings at June 30, 2010 and 2009 and December 31, 2009:

(Dollars in thousands)	June 30		December 31
	2010	2009	2009
Company’s line of credit in the amount of $5,000,000, maturing in February 2011; secured by approximately 29% of the Bank’s common stock; interest payable quarterly at the prime rate with a floor of 3.50%	$1,916	$2,416	$1,916

Bank’s advances from Federal Home Loan Banks	56,958	133,559	120,594

	$58,874	$135,975	$122,510

Company’s junior subordinated debentures, interest payable quarterly at 6.44% through March 2011, payable quarterly at 90-day LIBOR plus 1.33% through March 2036; redeemable after March 2011	$30,928	$30,928	$30,928

The Company’s correspondent line of credit contains certain restrictive covenants related to capital ratios, asset quality, dividends and supervisory actions by the Company’s regulators. The Company executed an informal agreement with the Federal Reserve Bank of St. Louis in November 2009, the occurrence of which was an event of default under the Loan Agreement. The lender has modified the terms of the line of credit thereby extending the term, modifying the financial (capital ratio) covenant, waiving the supervisory action and dividend covenants and modifying the asset quality covenant. The Company was in compliance with the modified financial and asset quality covenants at June 30, 2010. Under the modification, the Lender has agreed to a waiver of the covenant violations and events of default until February 28, 2011.

The Bank has advances and letters of credit from the Federal Home Loan Bank of Dallas (FHLB) collateralized by real estate-secured loans. The Bank must pledge collateral to obtain advances from the FHLB. Based on the amount of collateral pledged as of June 30, 2010 the Bank had approximately $1.003 million in available credit although any new advances could only be received after approval by the FHLB.

The Bank has a line of credit with the Federal Reserve Discount Window collateralized by commercial and consumer loans. The bank had a line of credit of approximately $11.440 million at June 30, 2010, all of which was available.

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

Accretion of the discount associated with the preferred stock is recognized as an increase to preferred stock dividends in determining net income available to common shareholders. The discount is being amortized over a five-year period using the effective yield method. The discount recognized was $126 thousand during the first six months of 2010 and $80 thousand during the first six months of 2009.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 8:  Pension and Other Employee Benefit Plans

As discussed in Note 18 to the December 31, 2009 financial statements, the Bank has a defined benefit pension plan covering substantially all full time employees of the Bank and its subsidiaries. The following table provides a summary of the components of the Unamortized Pension Costs recognized in stockholders’ equity as of June 30, 2010 and December 31, 2009:

(Dollars in thousands)	Balance	2010	Balance
	12/31/09	Amortization	06/30/10
Unamortized transition asset	$-	$-	$-
Unamortized prior service cost	(62)	18	(44)
Unamortized actuarial loss	3,538	(442)	3,096
	3,476	(424)	3,052
Deferred taxes	(1,297)	158	(1,138)
Net unamortized pension costs	$2,179	$(266)	$1,914

The following is a summary of the components of net periodic benefit costs for the three and six-month periods ended June 30, 2010 and 2009:

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Service cost	$-	$-	$-	$-
Interest cost	117	122	234	243
Expected return on plan assets	(132)	(118)	(264)	(235)
Amortization of transition asset	-	(2)	-	(4)
Amortization of prior service costs	(9)	(9)	(18)	(18)
Recognized actuarial loss	221	227	442	453

Net pension cost	$197	$220	$394	$439

The Company made a $224 thousand contribution to the pension plan during the second quarter of 2010. It did not make any contributions to the pension plan during the first half of 2009.

The Company made $75 thousand in contributions to the ESOP and $178 thousand in matching contributions to the 401k plan during the first six months of 2010. The Company made $75 thousand in contributions to the ESOP and $234 thousand in matching contributions to the 401k plan during the first six months of 2009.

The Company has a nonqualified deferred compensation plan for certain senior officers. Participants deferred $25 thousand of compensation and received $21 thousand in distributions during the first six months of 2010. Participants deferred $32 thousand of compensation and received $24 thousand in distributions during the first six months of 2009. Employee benefit expenses include charges for earnings increases of $25 thousand for the first six months of 2010 and credits for earnings declines attributed to the participants’ accounts of $81 thousand for the first six months of 2009. The plan incurred $1 thousand of expenses during the first six months of 2010 and $1 thousand during the first six months of 2009. Liabilities of the plan were $438 thousand at June 30, 2010 and $341 thousand at June 30, 2009, substantially all of which were vested.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 9:  Share-based Compensation

The Company uses the fair value method of accounting for stock-based compensation. The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model.

The following table is a summary of stock awards activity:

	2005 Plan					1999 Plan
		Restricted Stock		Stock Options		Stock Options
			Weighted
			Average
	Shares		Grant		Weighted		Weighted
	Available	Number	Date	Number	Average	Number	Average
	For	of	Fair	Of	Exercise	Of	Exercise
	Grant	Shares	Value	Shares	Price	Shares	Price
January 1, 2009	576,984	106,250	$16.823	12,000	$16.004	119,900	$15.995
Awards Granted	(4,000)	-	-	4,000	5.140	-	-
Vested	-	(6,000)	16.855	-	-	-	-
Forfeitures	8,000	(8,000)	16.855	-	-	-	-
Expired	-	-	-	-	-	(98,300)	16.195
June 30, 2009	580,984	92,250	$16.818	16,000	$13.288	21,600	$15.087

January 1, 2010	596,234	77,000	$16.841	16,000	$13.288	21,600	$15.087
Awards Granted	(2,000)	-	-	2,000	4.890	-	-
Vested	-	-	-	-	-	-	-
Forfeitures	12,400	(11,000)	16.060	(1,400)	16.051	(200)	17.000
Expired	-	-	-	-	-	(5,600)	12.127
June 30, 2010	606,634	66,000	$16.971	16,600	$12.043	15,800	$16.018

Shares exercisable at June 30, 2010		-	-	6,600	$15.307	15,800	$16.018

The Company estimates a forfeiture rate of 9.45% (1.89% annual rate) for stock options issued to employees and a forfeiture rate of 5.45% (1.09% annual rate) for stock options issued to directors in determining net compensation costs. At June 30, 2010, there were $19 thousand in unrecognized compensation costs related to stock option awards.

The Company has issued restricted stock awards to certain executives and senior officers. The awards vest over periods of one to seven years and are forfeited in their entirety if the officer leaves the Company before the end of the vesting term. Additionally the restricted shares include a performance condition that may accelerate vesting at the achievement of a diluted earnings per share and net income target. Non-achievement of the performance condition during the vesting period would not prevent vesting of the shares. Dividends are paid quarterly to restricted stock grantees. At June 30, 2010, there were $402 thousand in unrecognized compensation costs. The unrecognized costs at June 30, 2010, are expected to be recognized over a weighted-average period of 2.5 years. The Company estimates that 4.00% (.57% annual rate) of the nonvested shares will be forfeited in determining net compensation expenses recognized. In May 2009, 6,000 shares of restricted stock with a fair value of $26 thousand became fully vested and outstanding.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 10:  Accumulated Other Comprehensive Income

The following is a summary of the gross amounts of accumulated other comprehensive income and the related income tax effects:

(Dollars in thousands)	Gross	Tax	Net

June 30, 2010:
Net unrealized gain on securities available for sale	$9,339	$3,485	$5,854
Net unrealized loss on other-than-temporarily impaired securities available for sale	(2,698)	(1,007)	(1,691)
Net unamortized pension costs	(3,052)	(1,138)	(1,914)

	$3,589	$1,340	$2,249

December 31, 2009:
Net unrealized gain on securities available for sale	$6,776	$2,529	$4,247
Net unrealized loss on other-than-temporarily impaired securities available for sale	(2,696)	(1,007)	(1,689)
Net unamortized pension costs	(3,476)	(1,297)	(2,179)

	$604	$225	$379

June 30, 2009:
Net unrealized gain on securities available for sale	$4,241	$1,580	$2,661
Net unrealized loss on other-than-temporarily impaired securities available for sale	(218)	(81)	(137)
Net unamortized pension costs	(3,992)	(1,489)	(2,503)

	$31	$10	$21

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

Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Total Capital and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined). Management believes, as of June 30, 2010, that all capital adequacy requirements have been met.

As of June 30, 2010, the most recent notification by the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 11:  (Continued)

The Company's and Bank's actual capital amounts and ratios as of June 30, 2010, and December 31, 2009, are also presented in the table:

(Dollars in thousands)	Actual		Minimum Capital		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2010:
Total capital (to risk weighted assets):
Company	$136,798	11.6%	$94,582	8.0%	$-	-
Bank	135,640	11.5%	94,500	8.0%	118,124	10.0%

Tier I capital (to risk weighted assets):
Company	121,976	10.3%	47,291	4.0%	-	-
Bank	120,830	10.2%	47,250	4.0%	70,875	6.0%

Tier I capital (to average assets):
Company	121,976	7.7%	63,365	4.0%	-	-
Bank	120,830	7.6%	63,336	4.0%	79,170	5.0%

December 31, 2009:
Total capital (to risk weighted assets):
Company	$133,574	11.1%	$96,374	8.0%	$-	-
Bank	130,960	10.9%	96,293	8.0%	120,366	10.0%

Tier I capital (to risk weighted assets):
Company	118,405	9.8%	48,187	4.0%	-	-
Bank	115,803	9.6%	48,147	4.0%	72,220	6.0%

Tier I capital (to average assets):
Company	118,405	7.1%	66,346	4.0%	-	-
Bank	115,803	7.0%	66,339	4.0%	82,924	5.0%

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

The Bank is required to get prior approval from its primary regulators, the Federal Deposit Insurance Corporation and the State of Mississippi Department of Banking and Consumer Finance, to pay dividends to the Company. Said approval was granted for the second quarter of 2010 based on the current year’s positive earnings of the Bank.

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 12:  Income Taxes

Income tax expense was as follows:

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Current income tax expense (benefit)	$1	$(6,637)	$18	$(6,084)
Deferred income tax expense (benefit)	119	2,977	403	(4,168)
Total income tax expense (benefit)	120	(3,660)	421	(10,252)

Net deferred tax assets totaled $13.704 million at June 30, 2010 and $15.219 million at December 31, 2009. No valuation allowance has been accrued for the deferred tax assets at June 30, 2010 as management believes that it is more likely than not that all of the deferred tax assets will be realized in the foreseeable future. Deferred tax expense for the second quarter and year-to-date 2010 has been reduced by $165 thousand in Federal tax credits related to a low income housing tax credit investment.

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

The Company had no material recognized uncertain tax positions as of June 30, 2010, December 31, 2009 or June 30, 2009 and therefore did not have any tax accruals in 2010 or 2009 related to uncertain positions. The Company is no longer subject to Federal income tax examinations of tax returns filed for years before 2006.

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

The calculation of earnings (loss) per share and the reconciliation of earnings (loss) per share and earnings (loss) per diluted share were as follows:

(Dollars in thousands, except per share data)	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Net income (loss)	$1,272	$(5,111)	$2,125	$(32,352)
Preferred dividends	439	439	876	593
Net income (loss) attributable to common stock	833	(5,550)	1,249	(32,945)

Net income (loss) allocated to common stockholders:
Distributed	91	91	181	1,269
Undistributed	735	(5,589)	1,058	(33,856)
	$826	$(5,498)	$1,239	$(32,587)

Weighted-average basic common and participating shares outstanding	9,139,390	9,161,662	9,142,849	9,163,574
Less: weighted average participating restricted shares outstanding	70,044	96,272	73,503	99,200
Weighted-average basic shares outstanding	9,069,346	9,065,390	9,069,346	9,064,374

Basic net income (loss) per share	$.09	$(.61)	$.14	$(3.60)

Weighted-average basic common and participating shares outstanding	9,139,390	9,161,662	9,142,849	9,163,574
Add: share-based options and stock warrant	-	-	-	-
	9,139,390	9,161,662	9,142,849	9,163,574
Less: weighted average participating restricted shares outstanding	70,044	96,272	73,503	99,200
Weighted-average dilutive shares outstanding	9,069,346	9,065,390	9,069,346	9,064,374

Dilutive net income (loss) per share	$.09	$(.61)	$.14	$(3.60)

Weighted-average shares of potentially dilutive instruments that are not included in the dilutive share calculation due to anti-dilutive effect:
Compensation plan-related stock options	38,941	39,380	38,274	87,175
Common stock warrant	513,113	513,113	513,113	351,525

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

FIRST M & F CORPORATION

Financial Summary

Net income for the second quarter of 2010 was $1.272 million, or $.09 basic and diluted earnings per share as compared to a net loss of $5.111 million, or $.61 basic and diluted loss per share for the same period in 2009 and net income of $853 thousand or $.05 basic and diluted earnings per share for the first quarter of 2010. Net income for the first half of 2010 was $2.125 million or $.14 basic and diluted earnings per share as compared to a net loss of $32.352 million or $3.60 basic and diluted loss per share for the same period in 2009. Major factors contributing to the increase in year-over-year earnings were (1) a decrease of $24.375 million in loan loss accruals as compared to 2009, (2) a decrease of $20.105 million in noninterest expenses as compared to 2009 as a result of a goodwill impairment charge of $15.800 million during the first quarter of 2009 and additional intangible asset impairment charges of $1.248 million during the first quarter of 2009 and (3) a decrease of $1.407 million in foreclosed property expenses.

Highlights for the first half of 2010 and 2009 are as follows:

•	The Company received $30.000 million in February 2009 from the U. S. Treasury for preferred stock and a stock warrant as a participant in the U. S. Treasury’s TARP Capital Purchase Program
•	Debit card revenues decreased by 2.55% for the second quarter of 2010 from the second quarter of 2009
•	The net interest margin increased to 3.40% in the second quarter of 2010 from 3.16% in the first quarter of 2010 and 3.16% in the second quarter of 2009
•	Loans held for investment decreased by $20.225 million during the first half of 2010 and by $68.854 million during the first half of 2009
•	Nonaccrual loans were 3.41% of total loans at June 30, 2010 as compared to 4.17% at December 31, 2009 and 6.69% at June 30, 2009
•	Annualized net charge-offs were 2.01% for the second quarter of 2010 as compared to 1.99% for the first quarter of 2010, 8.87% for the fourth quarter of 2009 and 6.87% for the second quarter of 2009
•	Closed a full-service branch in Memphis, Tennessee in February 2010
•	Closed a full-service branch in Germantown, Tennessee in February 2010
•	Closed a full-service branch in Birmingham, Alabama in February 2010
•	Closed a full-service branch in Collierville, Tennessee in February 2009

FIRST M & F CORPORATION

The following table shows the quarterly net loan, non-interest bearing deposit, and interest bearing deposit changes for the last five quarters:

(Net change, in thousands)
		Non-Interest	Interest
	Loans	Bearing Deposits	Bearing Deposits
2nd Qtr 2009	$(41,511)	$(10,223)	$6,610
3rd Qtr 2009	(8,633)	15,835	31,434
4th Qtr 2009	(40,768)	31,580	(134)
1st Qtr 2010	(15,911)	(10,896)	(3,369)
2nd Qtr 2010	(4,314)	10,142	(40,329)

The following table shows the quarterly net interest income, loan loss accruals, non-interest income and non-interest expense amounts for the last five quarters:

(Net amount, in thousands)

	Net Interest	Loan Loss	Non-Interest	Non-Interest
	Income	Accruals	Income	Expense
2nd Qtr 2009	$11,265	$9,195	$4,976	$15,815
3rd Qtr 2009	12,298	4,805	5,381	14,140
4th Qtr 2009	12,187	15,761	4,425	34,876
1st Qtr 2010	11,241	2,280	5,603	13,409
2nd Qtr 2010	11,898	2,380	5,216	13,342

The following table shows the components of pre-tax basic earnings (loss) per share for the last five quarters:

	2nd Qtr 2010	1st Qtr 2010	4th Qtr 2009	3rd Qtr 2009	2nd Qtr 2009
Net interest income	$1.31	$1.24	$1.34	$1.36	$1.24
Loan loss expense	.26	.25	1.74	.53	1.01
Noninterest income	.57	.62	.49	.59	.55
Noninterest expense	1.47	1.48	1.99	1.56	1.74
Net income (loss) before taxes	$.15	$.13	$(1.90)	$(.14)	$(.96)

FIRST M & F CORPORATION

The following table shows performance ratios for the last five quarters:

	2nd Qtr 2010	1st Qtr 2010	4th Qtr 2009	3rd Qtr 2009	2nd Qtr 2009
Net interest margin	3.40%	3.16%	3.28%	3.40%	3.16%
Efficiency ratio	76.69	78.16	106.73	78.34	95.10
Return on assets	.32	.21	(6.46)	(.03)	(1.27)
Return on total equity	4.84	3.28	(81.32)	(.40)	(14.84)
Return on common equity	4.37	2.20	(105.37)	(2.13)	(20.40)
Noninterest income to avg. assets	1.31	1.39	1.05	1.30	1.24
Noninterest income to revenues (1)	29.98	32.66	26.09	29.81	29.92
Noninterest expense to avg assets	3.35	3.32	8.25	3.41	3.94
Salaries and benefits to total noninterest expense	51.67	50.89	19.35	50.25	46.15
Contribution margin (2)	60.37	60.22	60.22	60.64	56.11
Nonaccrual loans to loans	3.41	4.01	4.17	6.24	6.69
90 day past due loans to loans	.13	.20	.23	.57	.50
Annualized net charge offs as a percent of average loans	2.01	1.99	8.87	1.24	6.87
(1)	Revenues equal tax-equivalent net interest income before loan loss expense, plus noninterest income.
(2)	Contribution margin equals revenues minus salaries and benefits, divided by revenues.

The following table shows revenue related performance statistics for the last five quarters:

(Dollars in thousands)	2nd Qtr 2010	1st Qtr 2010	4th Qtr 2009	3rd Qtr 2009	2nd Qtr 2009
Mortgage originations	$19,788	$17,847	$17,925	$23,386	$32,438
Trust revenues	55	59	47	52	51
Retail investment revenues	89	62	70	68	85
Revenues per FTE employee	35	34	34	34	31
Agency commissions per agency
FTE employee (1)	24	24	21	28	25
(1) Agency commissions are property, casualty, life and health commissions produced by the insurance agency personnel.

The following table shows additional statistics for the Company at the end of the last five quarters:

	2nd Qtr 2010	1st Qtr 2010	4th Qtr 2009	3rd Qtr 2009	2nd Qtr 2009
Full-time equivalent employees	498	499	512	523	529
Number of noninterest-bearing deposit accounts	33,085	33,209	33,289	33,811	34,116

FIRST M & F CORPORATION

Net Interest Income

Net interest income before loan loss expenses for the first six months of 2010 was $23.139 million as compared to $23.109 million for the first six months of 2009. For the first six months of 2010 compared to 2009: earning asset yields decreased by 38 basis points, liability costs decreased by 48 basis points, the net interest spread increased by 11 basis points and the net interest margin increased by 3 basis points.

Net interest income before loan loss expenses for the second quarter of 2010 was $11.898 million as compared to $11.265 million for the second quarter of 2009 and $11.241 million for the first quarter of 2010. For the second quarter of 2010 compared to the same quarter of 2009: earning asset yields decreased by 14 basis points, liability costs decreased by 45 basis points, the net interest spread increased by 31 basis points and the net interest margin increased by 24 basis points. For the second quarter of 2010 compared to the first quarter of 2010: earning asset yields increased by 14 basis points, liability costs decreased by 8 basis points, the net interest spread increased by 23 basis points and the net interest margin increased by 24 basis points.

Balance sheet dynamics affecting the comparative net interest margins for the first six months of 2010 compared to 2009 include (1) a decrease of 8.80% in average loans held for investment, (2) a decrease in average loans as a percentage of earning assets from 77.46% in the first six months of 2009 to 71.74% in the first six months of 2010, (3) an increase in average interest-bearing deposits of 2.79%, (4) a decrease in average other borrowings of 27.00% and (5) an increase in average noninterest-bearing deposits as a percentage of total assets from 11.21% in 2009 to 13.45% in 2010.

Balance sheet dynamics affecting the comparative net interest margins for the second quarter of 2010 compared to 2009 include (1) a decrease of 8.24% in average loans held for investment, (2) a decrease in average loans as a percentage of earning assets from 76.51% in the second quarter of 2009 to 72.19% in the second quarter of 2010, (3) an increase in average interest-bearing deposits of 1.89%, (4) a decrease in average other borrowings of 29.04% and (5) an increase in average noninterest-bearing deposits as a percentage of total assets from 11.46% in 2009 to 13.91% in 2010.

Balance sheet dynamics affecting the comparative net interest margins for the second quarter of 2010 compared to the first quarter of 2010 include (1) a decrease of 1.71% in average loans held for investment, (2) an increase in average loans as a percentage of earning assets from 71.30% in the first quarter of 2010 to 72.19% in the second quarter of 2010, (3) a decrease in average interest-bearing deposits of 2.26%, (4) a decrease in average other borrowings of 15.46% and (5) an increase in average noninterest-bearing deposits as a percentage of total assets from 13.01% in the first quarter of 2010 to 13.91% in the second quarter of 2010.

Yield and cost dynamics affecting the comparative net interest margins for the first six months of 2010 compared to 2009 include (1) a decrease of 12 basis points in yields on loans held for investment and for sale, (2) a decrease of 132 basis points in investment and short-term funds yields, (3) a decrease of 47 basis points in costs of deposits and (4) an increase of 5 basis points in costs of borrowings.

Yield and cost dynamics affecting the comparative net interest margins for the second quarter of 2010 compared to 2009 include (1) an increase of 36 basis points in yields on loans held for investment and for sale, (2) a decrease of 120 basis points in investment and short-term funds yields, (3) a decrease of 44 basis points in costs of deposits and (4) an increase of 13 basis points in costs of borrowings.

Yield and cost dynamics affecting the comparative net interest margins for the second quarter of 2010 compared to the first quarter of 2010 include (1) an increase of 16 basis points in yields on loans held for investment and for sale, (2) an increase of 2 basis points in investment and short-term funds yields, (3) a decrease of 5 basis points in costs of deposits and (4) an increase of 5 basis points in costs of borrowings.

FIRST M & F CORPORATION

Net interest income for the second quarter of 2010 was up by 5.62% compared to the second quarter of 2009, with the net interest margin increasing to 3.40% on a tax equivalent basis in the second quarter of 2010 as compared to 3.16% in the second quarter of 2009. The significant contributor to the increase in net interest income year over year was the improvement in spreads, primarily due to lower cost of funds followed by a trend downward in new nonaccrual loans. The net interest margin for the first quarter of 2010 was 3.16% as compared to 3.28% for the fourth quarter of 2009 and 3.40% for the third quarter of 2009. Loan yields increased to 6.06% in the second quarter of 2010 from 5.70% in the second quarter of 2009, affected positively by fewer new nonaccrual loans. Loan yields increased from the first quarter of 2010 to the second quarter as well. Average loans, including loans held for sale, were $1.045 billion for the second quarter of 2010 as compared to $1.068 billion for the first quarter of 2010 and $1.138 billion during the second quarter of 2009. Loans decreased by $4.3 million in the second quarter of 2010 and fell by $15.9 million in the first quarter.

Deposit costs decreased in the second quarter of 2010 from the first quarter of 2010 and from the second quarter of 2009, in response to the continuing low rate environment. Deposit costs were 1.75% in the second quarter of 2010 as compared to 2.19% in the second quarter of 2009. Deposits fell by $30.2 million during the second quarter of 2010 but have grown $34.3 million since the second quarter of 2009. Management plans to continue to focus on core deposit growth for 2010 to encourage relationship-driven deposits as a stable source of low cost funding.

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

FIRST M & F CORPORATION

The following table shows the components of the net interest margin for the first and second quarters of 2010 and 2009:

	Yields/Costs		Yields/Costs
	2nd Quarter, 2010	1st Quarter, 2010	2nd Quarter, 2009	1st Quarter, 2009
Interest bearing bank balances	0.24%	0.22%	0.06%	0.16%
Federal funds sold	0.24	0.21	0.23	0.22
Taxable investments	3.34	3.51	4.00	4.92
Tax-exempt investments	6.01	5.98	6.01	6.07
Loans held for sale	2.90	2.76	2.13	3.56
Loans held for investment	6.08	5.93	5.72	6.03
Earning asset yield	5.16	5.02	5.30	5.63

Interest checking	1.06	1.07	1.42	1.37
Money market deposits	1.13	1.08	1.33	1.70
Savings	1.28	1.33	1.51	1.65
Certificates of deposit	2.40	2.50	2.99	3.04
Short-term borrowings	0.57	0.56	1.08	1.31
Other borrowings	4.82	4.80	4.51	4.60
Cost of interest-bearing liabilities	2.01	2.09	2.46	2.60

Net interest spread	3.15	2.92	2.84	3.03
Effect of non-interest bearing deposits	.30	.29	.31	.31
Effect of leverage	(.05)	(.05)	.01	(.01)
Net interest margin, tax-equivalent	3.40	3.16	3.16	3.33
Less: Tax equivalent adjustments:
Investments	.06	.07	.09	.09
Loans	.02	.01	.01	.01
Reported book net interest margin	3.32%	3.08%	3.06%	3.23%

The following table shows the components of the net interest margin for the first six months of 2010 and 2009:

	Yields/Costs
	June 2010	June 2009
Interest bearing bank balances	0.23%	0.12%
Federal funds sold	0.22	0.23
Taxable investments	3.43	4.40
Tax-exempt investments	5.99	6.04
Loans held for sale	2.81	2.93
Loans held for investment	6.00	5.88
Earning asset yield	5.09	5.46

Interest checking	1.07	1.40
Money market deposits	1.11	1.52
Savings	1.30	1.58
Certificates of deposit	2.45	3.02
Short-term borrowings	0.56	1.20
Other borrowings	4.81	4.56
Cost of interest-bearing liabilities	2.05	2.53

Net interest spread	3.04	2.93
Effect of non-interest bearing deposits	.30	.31
Effect of leverage	(.06)	.01
Net interest margin, tax-equivalent	3.28	3.25
Less: Tax equivalent adjustments:
Investments	.07	.10
Loans	.01	.01
Reported book net interest margin	3.20%	3.14%

FIRST M & F CORPORATION

The following table shows average balance sheets for the first and second quarters of 2010 and 2009:

(Dollars in thousands)
	2nd Quarter, 2010	1st Quarter, 2010	2nd Quarter, 2009	1st Quarter, 2009
Interest bearing bank balances	$68,553	$81,226	$9,339	$16,195
Federal funds sold	39,548	49,848	23,959	44,819
Taxable investments	243,858	236,038	250,023	191,111
Tax-exempt investments	41,696	46,541	57,091	59,875
Loans held for sale	6,363	11,506	7,036	8,987
Loans held for investment	1,038,148	1,056,177	1,131,370	1,165,086
Earning assets	1,438,166	1,481,336	1,478,818	1,486,073
Other assets	160,119	157,425	132,695	159,482
Total assets	$1,598,285	$1,638,761	$1,611,513	$1,645,555

Interest checking	322,791	330,094	280,952	263,716
Money market deposits	143,445	147,128	172,014	172,747
Savings deposits	113,983	112,260	113,799	114,655
Certificates of deposit	559,825	576,885	552,134	573,580
Short-term borrowings	10,728	13,733	9,013	10,163
Other borrowings	111,440	131,820	157,054	176,133
Interest-bearing liabilities	1,262,212	1,311,920	1,284,966	1,310,994
Noninterest-bearing deposits	222,318	213,143	184,716	180,207
Other liabilities	8,374	8,114	3,711	4,226
Stockholders’ equity	105,381	105,584	138,120	150,128
Liabilities and stockholders’ equity	$1,598,285	$1,638,761	$1,611,513	$1,645,555

Loans to earning assets	72.19%	71.30%	76.51%	78.40%
Loans to assets	64.95%	64.45%	70.80%	70.80%
Earning assets to assets	89.98%	90.39%	91.77%	90.31%
Noninterest-bearing deposits to assets	13.91%	13.01%	11.46%	10.95%
Equity to assets	6.59%	6.44%	8.57%	9.12%

The following table shows average balance sheets for the first six months of 2010 and 2009:

(Dollars in thousands)
	June 2010	June 2009
Interest bearing bank balances	$74,854	$12,748
Federal funds sold	44,670	34,331
Taxable investments	239,969	220,730
Tax-exempt investments	44,105	58,476
Loans held for sale	8,920	8,006
Loans held for investment	1,047,113	1,148,135
Earning assets	1,459,631	1,482,426
Other assets	158,780	146,014
Total assets	$1,618,411	$1,628,440

Interest checking	326,422	272,382
Money market deposits	145,276	172,378
Savings deposits	113,126	114,225
Certificates of deposit	568,309	562,798
Short-term borrowings	12,223	9,585
Other borrowings	121,573	166,540
Interest-bearing liabilities	1,286,929	1,297,908
Noninterest-bearing deposits	217,756	182,474
Other liabilities	8,244	3,967
Stockholders’ equity	105,482	144,091
Liabilities and stockholders’ equity	$1,618,411	$1,628,440

Loans to earning assets	71.74%	77.45%
Loans to assets	64.70%	70.51%
Earning assets to assets	90.19%	91.03%
Noninterest-bearing deposits to assets	13.45%	11.21%
Equity to assets	6.52%	8.85%

FIRST M & F CORPORATION

Provision for Loan Losses

The accrual for the provision for loan losses for the first half of 2010 was $4.660 million as compared to $29.035 million for the first half of 2009. Net charge offs were $10.373 million for the first half of 2010 as compared to $22.630 million for the first half of 2009.

The accrual for the provision for loan losses for the second quarter of 2010 was $2.380 million as compared to $9.195 million for the second quarter of 2009. Net charge-offs were $5.194 million for the second quarter of 2010 as compared to $19.378 million for the second quarter of 2009. The allowance for loan losses as a percentage of loans was 1.76% at June 30, 2010, 2.27% at December 31, 2009, and 2.83% at June 30, 2009.

During the course of 2008 and 2009 the loan loss provision became more influenced by the effect of deteriorating real estate values on loans that are individually reviewed for impairment. The Credit Risk Management section of this discussion provides further details on the allowance provisioning process.

Non Interest Income

Noninterest income, excluding securities transactions, for the first half of 2010 was $9.473 million as compared to $10.338 million for the same period in 2009. For the first half of 2010 as compared to 2009: (1) deposit revenues decreased by $288 thousand, (2) mortgage banking revenues decreased by $148 thousand and (3) agency commissions decreased by $95 thousand.

Noninterest income, excluding securities transactions, for the second quarter of 2010 was $4.672 million as compared to $5.150 million for the same period in 2009 and $4.801 million in the first quarter of 2010. For the second quarter of 2010 as compared to the second quarter of 2009: (1) deposit revenues decreased by $246 thousand, (2) mortgage banking revenues decreased by $123 thousand and (3) agency commissions decreased by $22 thousand. For the second quarter of 2010 as compared to the first quarter of 2010: (1) deposit revenues increased by $86 thousand, (2) mortgage banking revenues increased by $126 thousand and (3) agency commissions increased by $37 thousand.

The second quarter of 2010 showed a decrease of 8.78% from the second quarter of 2009 and a 3.46% increase from the first quarter of 2010 in deposit revenues. Overdraft fee revenues, which comprise approximately 61% of deposit revenues, decreased by 11.81% from the second quarter of 2009 to the second quarter of 2010 and increased by 2.29% from the first quarter of 2010 to the second quarter of 2010. The decline in the second quarter of 2010 from the second quarter of 2009 was due to decreased item volumes. The increase in the second quarter of 2010 from the first quarter of 2010 was due to increased item volumes. Overdraft fees are per item charges applied to each check paid on an overdrawn account or returned. The per item fee is determined by the Company’s pricing committee and is based primarily on the competitive market prices as well as on costs associated with processing the items. The majority of the volumes of overdraft items processed come from customers in the Company’s overdraft protection program which grants overdraft limits to customers, generally allows account activity up to the overdraft limit balance, and requires that accounts have positive balances at some point within a thirty day period. Overdrafts are considered loans for accounting purposes and therefore are subject to the Company’s loan accounting policies concerning the charging off of accounts to the allowance for loan losses. Interest charged on overdrawn balances, based on the Federal discount rate, is recorded as interest on loans. The overdraft protection program is designed to help customers with their cash flow needs and is not extended to individuals who are poor credit risks. Debit card revenues decreased by 2.55% from the second quarter of 2009 to the second quarter of 2010 and increased by 8.52% from the first quarter of 2010 to the second quarter of 2010.

FIRST M & F CORPORATION

Management expects overdraft fee revenues to continue to be a significant component of deposit revenues and expects to see debit card revenues and transaction activity continue to grow through the remainder of 2010. The Federal Reserve has issued a regulatory change, effective July 1, 2010, prohibiting banks from charging fees for paying overdrafts on automated teller machine and one-time debit card transactions unless the customer consents, or opts in, to the overdraft service for those types of transactions. Management estimates that, without mitigating efforts, overdraft fee revenues could decline by as much as 10% on an annual basis. However, management plans to implement customer education and other mitigating programs that could limit the decline in revenues to approximately 2% on an annual basis. The recently enacted Dodd-Frank Act includes measures that would allow the Federal Reserve to define limits for interchange fees that may be charged on debit cards. Management expects that this legislation could significantly reduce debit card revenues in the future, but has not made a determination of its financial impact. The following table shows the components of deposit account income:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30		June 30
	2010	2009	2010	2009
Service charge revenues	$319	$340	$642	$676
Debit/ATM card revenues	689	707	1,325	1,286
Overdraft fee revenues	1,557	1,765	3,079	3,372
Service charges on deposit accounts	$2,566	$2,812	$5,046	$5,334

Mortgage banking income decreased by 20.78% from the second quarter of 2009 to the second quarter of 2010 and increased by 36.73% from the first quarter of 2010 to the second quarter of 2010. Mortgage originations decreased by 39.00% from the second quarter of 2009 to the second quarter of 2010 and increased by 10.88% from the first quarter of 2010 to the second quarter of 2010. For 2009 mortgage rates hit their peak in June at 5.59%. Rates continued to slowly decrease, hitting their low point of 4.71% in December. Mortgage rates during the first half of 2010 stayed within a range of 4.69% to 5.09%. The first quarter of 2010 showed a loss of momentum in refinancing that had driven much of the 2009 performance. This trend continued into the second quarter. However, new loan origination activity picked up during the second quarter of 2010 as rates fell from 4.99% at the end of March to 4.69% at the end of June. During the first half of 2010 approximately 50.10% of originations were for refinancing purposes while for the calendar year 2009 approximately 69.27% of originations were for refinancing purposes. The Federal Reserve ended its program of purchasing mortgage-backed securities as of March 31, 2010. This policy move, coupled with a weak economy and the ending of the first-time home buyer tax credit could keep mortgage origination volume down for the foreseeable future.

Agency commission income decreased by 2.30% from the second quarter of 2009 to the second quarter of 2010 and increased by 4.12% from the first quarter of 2010 to the second quarter of 2010. For the second quarter of 2010 as compared to the second quarter of 2009, property, casualty, health and life commissions decreased by 6.45%. Insurance commission revenues are expected to be influenced by economic activity, as consumers and businesses alike are reducing spending.

The Company sold $9.902 million of U.S. government-sponsored enterprise securities and $9.065 million of mortgage-backed securities for gains of approximately $672 thousand during the second quarter of 2010. The Company sold $19.942 million of mortgage-backed securities and $5.387 million of municipal bonds for gains of approximately $1.090 million during the first quarter of 2010. The proceeds from the sale of the mortgage-backed securities, coupled with payments received from mortgage-backed securities, were redeployed back into the mortgage-backed portfolio. The proceeds from sales and maturities of municipal bonds and calls of U.S. government sponsored enterprise bonds were reinvested into securities of U.S. government sponsored enterprises, most of which had three to five year maturities.

FIRST M & F CORPORATION

The Company owns certain beneficial interests in collateralized debt obligations that own bank trust preferred securities. These beneficial interests are tested for impairment on a quarterly basis. Two of the beneficial interests, Trapeza I and MM Community Funding IX failed impairment tests at March 31, 2010. Three of the beneficial interests, Trapeza II, Tpref Funding II and MM Community Funding IX failed impairment tests at June 30, 2010. The Trapeza I beneficial interest previously failed an impairment test at June 30, 2009 while the Trapeza II, Tpref Funding II and  MM Community Funding IX beneficial interests failed impairment tests at December 31, 2009 due primarily to collateral defaults and the subordinate position of the interests as compared to other senior securities in the CDOs. Management determined that the credit-related portion of the first quarter 2010 impairments was $202 thousand and the credit-related portion of the second quarter 2010 impairments was $164 thousand.

The following table summarizes certain financial information about the trust preferred security-backed CDOs at the balance sheet date.

As of June 30, 2010
(Dollars in thousands)							Deferrals and
					Moody’s	Number of	Defaults as
		Book	Fair	Unrealized	Credit	Banks in	a Percent	Excess
Name of Issuer	Class	Value	Value	Loss	Rating	Issuance	of Collateral	Subordination
Trapeza I 2002-1A	C1	$474	$79	$395	C	25	43.09%	0.00%
Trapeza II 2003-2A	C1	997	242	755	Ca	37	37.04	1.53
Tpref Funding II	B	838	223	615	Caa3	34	33.31	0.00
Trapeza V 2003-5A	C1	832	130	702	Ca	43	27.87	3.04
MM Community Funding IX	B1	664	209	455	Caa3	33	42.08	0.00
		$3,805	$883	$2,922

Significant components of other income for the first and second quarters of 2010 and 2009 are contained in the following table:

(Dollars in thousands)	2Q2010	1Q2010	2Q2009	1Q2009
Agency profit-sharing revenues	$1	$233	$8	$425
Loan fees	102	100	111	110
Gains on student loan sales	77	93	32	73
Loss on bankers bank stock	-	-	(78)	-
All other income	208	363	333	486
Total other income	$388	$789	$406	$1,094

Agency profit-sharing revenues are profit sharing distributions received by M&F Insurance Group, Inc. from its underwriting companies generally based on the amount of business written during the previous year adjusted for claims incurred.

The Company has a strategy to increase noninterest revenues as a proportion of total revenues over time. Noninterest revenues as a percentage of total revenues increased from 29.92% in the second quarter of 2009 to 29.98% in the second quarter of 2010, and decreased from 32.66% in the first quarter of 2010 to 29.98% in the second quarter of 2010. Another metric that the Company monitors is revenues per full-time employee, which were approximately $35 thousand per employee for the second quarter of 2010 and $34 thousand per employee for the first quarter of 2010 as compared to $31 thousand for the second quarter of 2009 and $32 thousand for the first quarter of 2009. Insurance product revenues per producer remained fairly constant at $24 thousand per producer for the second quarter of 2010 as compared to $25 thousand per producer for the second quarter of 2009. Management’s strategic focus is to improve revenues generated per employee while maintaining stability in revenue growth by increasing the mix of noninterest revenues to total revenues.

FIRST M & F CORPORATION

Non Interest Expense

Noninterest expenses decreased by 15.64% from the second quarter of 2009 to the second quarter of 2010 and decreased by .50% from the first quarter of 2010 to the second quarter of 2010.

Salary and benefit expenses, which comprise approximately 50% of noninterest expenses, decreased by 5.55% from the second quarter of 2009 to the second quarter of 2010 and increased by 1.00% from the first quarter of 2010 to the second quarter of 2010. The number of full-time equivalent employees was 498 at June 30, 2010, 499 at March 31, 2010, 529 at June 30, 2009, and 535 at March 31, 2009. Foreclosed property expenses increased significantly in 2009 over 2008 commensurate with an increase in other real estate foreclosures beginning in the second half of 2008. Management expects expenses and losses related to foreclosed properties to continue to be a significant expense through 2010 as the Company continues to foreclose on non-performing loans and dispose of the properties in a weak real estate market.

The components of foreclosed property expenses for the first and second quarters of 2010 and 2009 are contained in the following table:

(Dollars in thousands)	2Q2010	1Q2010	2Q2009	1Q2009
(Gains) losses on sales of other real estate	$(98)	$15	$428	$470
Write-downs of other real estate	465	197	893	60
Other real estate expenses	109	310	217	228
Rental income on other real estate properties	(57)	(66)	(12)	(2)
Total foreclosed property expenses	$419	$456	$1,526	$756

FDIC insurance assessments decreased by 37.34% from the second quarter of 2009 to the second quarter of 2010 and decreased by .83% from the first quarter of 2010 to the second quarter of 2010. The primary cause of the decrease from the second quarter of 2009 to the second quarter of 2010 was a special assessment of approximately $745 thousand that occurred during the second quarter of 2009.

Significant components of other expense for the first and second quarters of 2010 and 2009 are contained in the following table:

(Dollars in thousands)	2Q2010	1Q2010	2Q2009	1Q2009
Postage and shipping	$212	$227	$223	$243
Supplies	177	162	198	227
Legal expenses	313	251	288	137
Other professional expenses	254	339	174	126
Insurance expenses	114	238	82	223
Debit card processing expenses	178	166	146	182
All other expenses	1,309	1,284	1,565	1,320
Total other expense	$2,557	$2,667	$2,676	$2,458

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

Income Taxes

The average tax rate for the first half of 2010 was 16.53%. The Company paid approximately $217 thousand in assessments related to an audit of its Mississippi returns for the tax years 2005 through 2007. The effect of the assessment on income tax expense, net of resulting refunds due from other state jurisdictions for the same tax years, was $88 thousand.

Due to a significant addition to the provision for loan losses, a non-tax deductible goodwill impairment charge and other intangible asset impairments the Company incurred pre-tax losses and accrued an income tax benefit for the first half of 2009. At June 30, 2010, the Company had a current tax benefit receivable of $8.501 million and a deferred tax asset of $13.704 million. Over the past five years prior to 2009 the Company had paid annual federal taxes ranging from $3.500 million to $5.200 million. Management expects that the current tax benefits generated due to the 2008 and 2009 credit-related losses will be realized either through carry-backs to prior tax years or through carry-forwards. Management has also reviewed its deferred tax assets and determined that it is more likely than not that the deferred tax assets will be realized and therefore no valuation allowance has been accrued. The Company expects to utilize the tax benefits implicit in the deferred tax asset in the foreseeable future when (1) current tax benefits increase as losses are realized through loan charge-offs and collateral foreclosures and dispositions and (2) future earnings become sufficient to absorb the deductions. The following table shows the differences between actual income tax expense (benefit) and expected income tax expense (benefit), listing significant items that affected the average tax rate for each period:

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Amount computed using the Federal statutory rates on income (loss) before taxes	$473	$(2,981)	$866	$(14,490)
Increase (decrease) resulting from:
State income tax expense (benefit), net of Federal effect	12	(368)	99	(955)
Tax exempt income, net of disallowed interest deduction	(99)	(102)	(206)	(225)
Life insurance income	(58)	(84)	(116)	(124)
Goodwill impairment expense	-	-	-	5,372
Low income housing tax credits	(165)	-	(165)	-
Other, net	(43)	(125)	(57)	170
Total income tax expense (benefit)	$120	$(3,660)	$421	$(10,252)

The Company had no material recognized uncertain tax positions as of June 30, 2009 or 2010 and therefore did not have any tax accruals during the second quarters of 2009 or 2010 related to uncertain positions.

FIRST M & F CORPORATION

Assets and Liabilities

Assets decreased by 3.50% from June 30, 2009 to June 30, 2010, and decreased by 5.69% from December 31, 2009. Investments decreased by 14.63% from June 30, 2009 to June 30, 2010, and decreased by .72% from December 31, 2009. The Company sold mortgage-backed securities, U.S. government sponsored enterprise securities and municipal bonds during the first half of 2010 as the low interest rate environment created gains in the portfolio. Investment purchases during the first half of 2010 were equally divided between mortgage-backed securities and U.S. government sponsored enterprise securities. Liquidity primarily provided by Federal funds sold was used to pay down maturing Federal Home Loan Bank borrowings of approximately $63.636 million during the first half of 2010. Construction and commercial real estate-related loans decreased during the first half of 2010 due to (1) management’s continued efforts to cure or remove problem loans, (2) low loan demand and (3) a marketing emphasis on other types of loans. The Company continued its late 2009 marketing campaign for automobile loans into the first quarter of 2010 with net growth for the first quarter of $424 thousand and net growth for the second quarter of $303 thousand. Net growth in automobile loans for the calendar year 2009 was $5.688 million. The diversification of the loan portfolio should continue as management has re-emphasized small business lending with plans to add lenders with small business and SBA expertise in the future. Loans held for investment decreased by 6.29% from June 30, 2009 to June 30, 2010, and decreased by 1.91% from December 31, 2009. Management expects that the loan portfolio’s change in size over the next year will depend on the volume of real estate-related and other problem loans that are moved out of the portfolio as well as the strength of the economy as it relates to consumer and small business loans. Loans as a percent of total assets were 66.19% at June 30, 2010, 63.64% at December 31, 2009, and 68.16% at June 30, 2009.

The following table shows loans held for investment by type as of June 30, 2010, December 31, 2009, and June 30, 2009:

(Dollars in thousands)	June 30, 2010	December 31, 2009	June 30, 2009
Commercial real estate	$615,571	$643,804	$672,359
Residential real estate	196,547	195,361	205,068
Home equity lines	41,254	44,560	44,827
Commercial, financial and agricultural	130,657	120,415	135,325
Consumer	44,998	44,586	40,728
Other loans	9,088	9,614	9,434
Total	$1,038,115	$1,058,340	$1,107,741

Mortgages held for sale	$4,279	$3,118	$4,125
Student loans held for sale	205	7,148	772

FIRST M & F CORPORATION

Deposits increased by 2.62% from June 30, 2009 to June 30, 2010, and decreased by 3.20% from December 31, 2009. The following table shows the breakdown by deposit category of core deposit and public funds deposit changes from December 31, 2009 to June 30, 2010:

	Core Customers		Public Funds		Total Deposits
(Dollars in thousands)	Increase (Decrease)		Increase (Decrease)		Increase (Decrease)
	Amt.	Pct.	Amt.	Pct.	Amt.	Pct.
Noninterest-bearing	$(6,064)	(2.86)%	$5,310	31.46%	$(754)	(0.33)%
NOW	3,105	1.51	178	0.17	3,283	1.06
MMDA	370	0.28	(16,142)	(52.42)	(15,772)	(9.76)
Savings	1,704	1.51	(42)	(15.16)	1,662	1.47
Customer CDs	(18,417)	(3.56)	(14,957)	(37.33)	(33,374)	(5.99)
Brokered CDs	(982)	(6.63)	1,485	34.85	503	2.64
Total	$(20,284)	(1.70)%	$(24,168)	(12.30)%	$(44,452)	(3.20)%

Noninterest-bearing deposits decreased during the first quarter of 2010 and subsequently increased during the second quarter, resulting in a small decrease for the first half of 2010. Total deposits decreased by $14.265 million during the first quarter of 2010 and decreased by $30.187 million during the second quarter of 2010. Most of the first quarter decrease occurred in noninterest-bearing deposits. Most of the second quarter decrease occurred in municipality and other public deposits. Core customer noninterest-bearing deposits increased by $12.192 million during the second quarter of 2010 while core customer MMDA deposits increased by $5.011 million and core customer certificates of deposit decreased by $17.301 million. Noninterest-bearing deposits represented 16.95% of total deposits at June 30 2010 as compared to 15.84% at March 31, 2010 and 13.83% at June 30, 2009. Consumers have been less willing to spend and more concerned about saving and conserving cash since the economic crisis unfolded beginning in 2008. This shift in consumer priorities has resulted in much core deposit growth across the banking landscape through 2009 and into 2010. Balances in the interest-bearing Summit Checking account, the sales leader for 2009, increased by $9.023 million during the first quarter of 2010 and decreased by $193 thousand during the second quarter of 2010 after increasing by $27.479 million during the calendar year 2009 and increasing by $4.746 million during the second quarter of 2009. The Summit Checking account is designed to pay a premium deposit rate if the customer meets certain criteria related to electronic banking and debit card transaction activity. Summit accounts are classified as NOW accounts. Although the Company became less aggressive in its rate-bidding process for deposits of municipalities, checking and transaction account balances for these entities increased during the first half of 2010. The Company’s long-term strategy is to build the core customer deposit base and rely less on borrowed funds as a primary source of liquidity. A source of deposits available to the Company is the brokered CD market which is used when funding is needed within a short period of time. Additionally, when borrowed funds are less costly than time deposits or brokered deposits, the Company may still look to those sources to help maintain the spread between the yield on earning assets and the cost of funds.

The following table shows the deposit mix as of June 30, 2010, December 31, 2009, and June 30, 2009:

(Dollars in thousands)	June 30, 2010	December 31, 2009	June 30, 2009
Noninterest-bearing demand	$227,825	$228,579	$181,163
NOW deposits	312,828	309,545	286,265
Money market deposits	145,798	161,570	163,112
Savings deposits	114,426	112,764	113,061
Certificates of deposit	523,359	556,733	550,559
Brokered certificates of deposit	19,575	19,072	15,387
Total	$1,343,811	$1,388,263	$1,309,547

The following table shows the mix of public funds deposits as of June 30, 2010, December 31, 2009, and June 30, 2009:

(Dollars in thousands)	June 30, 2010	December 31, 2009	June 30, 2009
Noninterest-bearing demand	$22,187	$16,877	$10,039
NOW deposits	104,425	104,247	88,839
Money market deposits	14,651	30,793	26,504
Savings deposits	235	277	542
Certificates of deposit	25,115	40,072	55,650
Brokered certificates of deposit	5,746	4,261	3,545
Total	$172,359	$196,527	$185,119

FIRST M & F CORPORATION

Other borrowings decreased by $77.101 million from June 30, 2009 to June 30, 2010 and by $63.636 million from December 31, 2009. The decreases in borrowings were primarily funded through liquidity provided by year-over-year deposit growth, loan portfolio paydowns and the use of short-term liquid assets such as federal funds sold. Amounts of borrowings maturing within one year decreased from 62.20% of other borrowings at December 31, 2009 to 28.53% at June 30, 2010. Management intends to allow borrowings to decrease as they mature while deposits are used as a primary source of funding.

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

Equity

The Company’s and Bank’s regulatory capital ratios at June 30, 2010, as disclosed in Note 11 to the financial statements, “Regulatory Matters,” are in excess of the minimum requirements and qualify the institution as “well capitalized” under the risk-based capital regulations.

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

The Capital Purchase Program proceeds were used primarily to inject additional capital into the Company’s bank subsidiary. The acquisition of these funds has served, and will continue to serve, (1) to increase the Company’s capital position, (2) to provide liquidity for the Company’s and bank subsidiary’s operations and debt service obligations and (3) to act as a buffer against the effects on capital of future unpredictable events. The additional capital has also served to support growth in the non-real estate secured commercial loan portfolio during 2010 and in the consumer loan portfolio during 2009 and 2010.

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

The Company’s stock is publicly traded on the NASDAQ Global Select Market, also providing an avenue for additional capital if it is needed. The Company’s shares traded at a rate of approximately 8,000 shares per day during 2009. The stock price was listed at $3.86 per share on June 30, 2010.

The ratio of capital to assets stood at 6.87% at June 30, 2010, 6.29% at December 31, 2009, and 8.16% at June 30, 2009, with risk-based capital ratios in excess of the regulatory requirements. The Company’s regulatory capital ratios for 2010 and 2009 are summarized in Note 11 – Regulatory Matters of the financial statements included in Item 1, Financial Statements (unaudited)  in this Form 10-Q.

Interest Rate Risk and Liquidity Management

Responsibility for managing the Company’s program for controlling and monitoring interest rate risk and liquidity risk and for maintaining income stability, given the Company’s exposure to changes in interest rates, is vested in the asset/liability committee. Appropriate policy and guidelines, approved by the board of directors, govern these actions. Monitoring is primarily accomplished through monthly reviews and analysis of asset and liability repricing opportunities, market conditions and expectations for the economy. Cash flow analyses are also used to project short-term interest rate risks and liquidity risks. Management believes, at June 30, 2010, there is adequate flexibility to alter the current rate and maturity structures as necessary to minimize the exposure to changes in interest rates, should they occur. The Company is currently in a negative gap position for assets and liabilities repricing within the next year. This generally means that for assets and liabilities maturing and repricing within the next 12 months, the Company is positioned for more liabilities to reprice than the amount of assets repricing.

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

FIRST M & F CORPORATION

The Company experienced a large increase in the amount of past due and non-accrual real estate-secured construction and commercial loans during 2008, a trend which continued through 2009. The trend in nonaccrual and past due loans stabilized in the fourth quarter of 2009 and into 2010. Management addressed the problem of liquidating nonperforming loans by creating a special problem asset group within the organization in 2009, separate from the ongoing credit operations and lending activities of the Company. Problem loans, including large nonaccrual loans, have been assigned to this group of specialists with the intent of liquidating the loans or their collateral in an orderly fashion. Over the course of 2009 and into 2010 many real estate-secured loans were worked out or foreclosed on and properties disposed of. With the trend in nonaccrual loans having moved downward over the past twelve months, the primary challenge will be to liquidate foreclosed properties to avoid a burdensome build-up of these non-earning assets as problem loans are either managed back to performing status or foreclosed on.

Approximately 68.01% of the $35.603 million in nonaccrual loans at June 30, 2010 were in construction and development and commercial real estate loans. These nonaccrual balances consisted of several large loans rather than a great many small loans.

The following table summarizes the number and amount of nonaccrual construction and land development loans of $500 thousand or more at the end of each quarter from June 30, 2009 through June 30, 2010.

(Dollars in thousands)
	Number of Loans	Amount
Balance at 06/30/09	21	36,932

Balance at 09/30/09	20	36,050

Balance at 12/31/09	13	19,297

Balance at 03/31/10	10	14,980

Balance at 06/30/10	9	13,213

The following table summarizes the number and amount of nonaccrual commercial real estate loans of $500 thousand or more at the end of each quarter from June 30, 2009 through June 30, 2010.

(Dollars in thousands)
	Number of Loans	Amount
Balance at 06/30/09	6	17,314

Balance at 09/30/09	7	7,595

Balance at 12/31/09	2	3,496

Balance at 03/31/10	5	7,419

Balance at 06/30/10	5	5,032

FIRST M & F CORPORATION

The following tables list construction and commercial real estate loans, along with their impairment allowances, that were in non-accrual status and had balances of $500 thousand or more at June 30, 2010.

	Nine Largest Construction Loans
(Dollars in thousands)	Non-accrual	Charged Off	Charged Off	Impairment
Note, Market	Balance	Prior to 2010	In 2010	Allowance
1. Niceville, FL	$2,600	$1,478	$-	$-
2. Inverness, AL	1,999	1,419	-	-
3. Oxford, MS	1,960	2,675	-	-
4. Inverness, AL	1,832	-	468	-
5. Niceville, FL	1,465	2,675	-	-
6. Inverness, AL	1,393	1,020	-	125
7. Madison, MS	803	515	-	-
8. Brandon, MS	586	115	-	-
9. Niceville, FL	575	-	87	-
Totals	$13,213	$9,897	$555	$125

	Five Largest Commercial Real Estate Loans
(Dollars in thousands)	Non-accrual	Charged Off	Charged Off	Impairment
Note, Market	Balance	Prior to 2010	In 2010	Allowance
10. Niceville, FL	$2,700	$-	$1,360	$203
11. Olive Branch, MS	666	-	-	66
12. Niceville, FL	598	-	-	-
13. Olive Branch, MS	552	-	-	-
14. Southaven, MS	516	428	-	-
Totals	$5,032	$428	$1,360	$269

FIRST M & F CORPORATION

The following table summarizes information relevant to the impairment determinations for the nine largest construction and development loans and the five largest commercial real estate loans that were in non-accrual status at June 30, 2010.

			Non-accrual	Impairment	Information
(Dollars in thousands)	Type of	Type of	Balance	Allowance	Supporting
Note, Market	Borrower	Collateral	06/30/10	06/30/10	Allowance
1. Niceville, FL	Commercial Developer	Vacant Land	$2,600	$-	Appraisal dated 02/10/09

2. Inverness, AL	Commercial Developer	Commercial Subdivision	1,999	-	Appraisal dated 03/25/09

3. Oxford, MS	Residential Developer	Condominium	1,960	-	Appraisal dated 06/05/09

4. Inverness, AL	Commercial Developer	Commercial	1,832	-	Appraisal dated 05/14/09

5. Niceville, FL	Residential Developer	Residential Subdivision	1,465	-	Appraisal dated 11/23/09

6. Inverness, AL	Commercial Developer	Commercial	1,393	125	Appraisal dated 10/03/08

7. Madison, MS	Residential Developer	Residential Subdivision	803	-	Appraisal dated 09/30/09

8. Brandon, MS	Commercial Developer	Vacant Land	586	-	Appraisal dated 03/28/07

9. Niceville, FL	Residential Developer	Spec House and Lot	575	-	Appraisal dated 06/18/10

10. Niceville, FL	Commercial	Commercial Property	2,700	203	Appraisal dated 02/24/10

11. Olive Branch, MS	Commercial	Commercial Property	666	66	Appraisal dated 01/12/10

12. Niceville, FL	Commercial	Commercial Property	598	-	Appraisal dated 01/30/09

13. Olive Branch, MS	Commercial	Commercial Property	552	-	Appraisal dated 07/08/10

14. Southaven, MS	Commercial	Commercial Property	516	-	Appraisal dated 03/02/09

Additions to the impairment allowance and the non-accrual loan balances in 2009 occurred primarily in construction and land development loans. Many of these loans were foreclosed on during 2009 and into 2010. Many remaining nonaccrual loans were written down to their collateral values, resulting in a small allowance for loan losses remaining for nonaccrual loans at the end of 2009 and at June 30, 2010.

FIRST M & F CORPORATION

The following table shows a distribution of the totals for construction loans evaluated for impairment and the impairment allowances allocated to those loans at June 30, 2010 and December 31, 2009.

	June 30, 2010		December 31, 2009
(Dollars in thousands)	Loan	Impairment	Loan	Impairment
	Balance	Allowance	Balance	Allowance
Non-accrual loans	$17,092	$257	$25,655	$36
Accruing loans with an allowance	11,303	2,661	16,646	6,028
Accruing loans without an allowance	14,256	-	11,758	-
Total	$42,651	$2,918	$54,059	$6,064

The following table shows a distribution of the totals for commercial real estate loans evaluated for impairment and the impairment allowances allocated to those loans at June 30, 2010 and December 31, 2009.

	June 30, 2010		December 31, 2009
(Dollars in thousands)	Loan	Impairment	Loan	Impairment
	Balance	Allowance	Balance	Allowance
Non-accrual loans	$7,122	$268	$5,001	$-
Accruing loans with an allowance	8,202	2,404	19,962	3,621
Accruing loans without an allowance	43,065	-	23,149	-
Total	$58,389	$2,672	$48,112	$3,621

Included in the accruing loans that had impairments at the end of 2009, one in the Oxford, Mississippi market had an outstanding balance of $9.761 million with an impairment allowance of $1.405 million. Another significant loan with an impairment allowance at the end of 2009 was a loan in the Niceville, Florida market with an outstanding balance of $4.060 million and an impairment allowance of $870 thousand. Both loans were subsequently written down during the first quarter of 2010 by a total amount of $2.765 million and did not require an impairment allowance as of March 31, 2010. During the second quarter of 2010 an accruing loan in the Madison, Mississippi market with an outstanding balance of $8.517 million was added to the impaired loan inventory with no impairment allowance required. The Oxford and Madison, Mississippi loans made up the majority of the increase from December 31, 2009 to June 30, 2010 in the balance of impaired commercial real estate loans not requiring an allowance.

FIRST M & F CORPORATION

The following table shows the trend in credit quality related to the largest segments of the real estate loan portfolio.

		Past Due	Past Due
		30 – 89	90 Days
		Days	Or More		Year-To-
(Dollars in thousands)	Outstanding	And Still	And Still		Date Net
	Balances	Accruing	Accruing	Nonaccrual	Charge-Offs
Construction and development loans:
06/30/10	$106,015	$2,495	$79	$17,092	$2,816
03/31/10	108,574	2,434	352	20,363	852
12/31/09	123,254	3,119	901	25,655	38,713
09/30/09	187,559	6,124	4,750	44,447	20,395

Loans secured by 1-4 family properties:
06/30/10	$237,801	$2,538	$123	$4,106	$812
03/31/10	238,904	2,984	440	4,545	288
12/31/09	239,921	4,512	312	4,490	3,362
09/30/09	244,265	3,930	263	5,555	2,408

Commercial real estate-secured loans:
06/30/10	$433,409	$5,949	$-	$7,122	$3,131
03/31/10	437,642	7,516	46	8,453	3,132
12/31/09	440,560	12,555	1,208	5,001	2,611
09/30/09	410,093	10,110	317	8,976	220

The following table shows overall statistics for non-performing loans and other assets of the Company:

(Dollars in thousands)	June 30	December 31	June 30
	2010	2009	2009
Nonaccrual loans	$35,603	$44,549	$74,420
Other real estate	31,231	23,578	22,575
Nonaccrual investment securities	660	825	1,047

Total non-performing assets	$67,494	$68,952	$98,042

Past due 90 days or more and still accruing interest	$1,307	$2,479	$5,608
Restructured loans (accruing)	15,374	4,620	3,633

Ratios:
Nonaccrual loans to loans	3.41%	4.17%	6.69%
Past due 90 day loans to loans	.13%	.23%	.50%
Non-performing credit assets to loans and other real estate	6.22%	6.24%	8.54%
Non-performing assets to assets	4.30%	4.15%	6.03%

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

In an effort to address and change the risk profile of the Company’s balance sheet, management has decided to de-emphasize residential and commercial construction loans and re-emphasize consumer, small business and certain agricultural loans.

FIRST M & F CORPORATION

Off-Balance Sheet Arrangements

The Company’s primary off-balance sheet arrangements are in the form of loan commitments and operating lease commitments. At June 30, 2010, the Company had $119.643 million in unused loan commitments outstanding. Of these commitments, $81.564 million mature in one year or less. Lines of credit are established using the credit policy of the Company concerning the lending of money.

Letters of credit are used to facilitate the borrowers’ business and are usually related to the acquisition of inventory or of assets to be used in the customers’ business. Letters of credit are generally secured and are underwritten using the same standards as traditional commercial loans. Most standby letters of credit expire without being presented for payment. However, the presentment of a standby letter of credit would create a loan receivable from the Bank’s loan customer. The Bank’s asset-based lending subsidiary uses commercial letters of credit to facilitate the purchase of inventory items by its customers. There were no commercial letters of credit outstanding at the end of the second quarter. At June 30, 2010, the Company had $7.134 million in financial standby letters of credit issued and outstanding.

At June 30, 2010, there were no standby letters of credit issued on the Company’s behalf by a Federal Home Loan Bank (FHLB). At December 31, 2009, there were $100 thousand in standby letters of credit issued on the Company’s behalf by a Federal Home Loan Bank (FHLB). The Company typically uses these letters of credit as additional collateral on public funds deposits and is obligated to the Federal Home Loan Bank if the letters of credit must be drawn upon.

Liabilities of $28 thousand at June 30, 2010 and $18 thousand at June 30, 2009 are recognized in Other Liabilities related to the obligation to stand ready to perform related to standby letters of credit.

The Company makes commitments to originate mortgage loans that will be held for sale. The total commitments to originate mortgages to be held for sale were $8.812 million at June 30, 2010. These commitments are accounted for as derivatives and are marked to fair value with changes in fair value recorded in mortgage banking income. At June 30, 2010, mortgage origination-related derivatives with positive fair values of $87 thousand were included in other assets and derivatives with negative fair values of $4 thousand were included in other liabilities.

The Company also engages in forward sales contracts with mortgage investors to purchase mortgages held for sale. Those forward sale agreements that have a determined price and expiration date are accounted for as derivatives and marked to fair value through mortgage banking income. At June 30, 2010, the Company had $9.064 million in locked forward sales agreements in place. At June 30, 2010, forward sale-related derivatives with positive fair values of $28 thousand were included in other assets and derivatives with negative fair values of $21 thousand were included in other liabilities.

Mortgages that are sold generally have recourse until the first payment is made. The Company may also be required to repurchase mortgages that do not conform to FNMA or FHA underwriting standards or that contain critical documentation errors or fraud. The Company has not sustained any recourse-related losses in its mortgage program and the repurchase of mortgages has been an extremely rare event. Mortgages sold that had not reached the first payment date were $7.658 million at June 30, 2010. No recourse liability was recorded for these mortgages.

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

FIRST M & F CORPORATION

Fair Value

Certain of the Company’s assets and liabilities are financial instruments carried at fair value. This includes securities available for sale and mortgage-related derivatives. Most of the assets and liabilities carried at fair value are based on either quoted market prices, market prices for similar instruments or market data for the instruments being valued. At June 30, 2010, less than 1% of assets measured at fair value were based on significant unobservable inputs.

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

Accounting Standards Update No. 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 will be effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Company’s financial statements that include periods beginning on or after January 1, 2011. The adoption of ASU 2010-20 is not expected to have a material impact on the Company’s financial position or results of operations.

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

The Company had no hedging instruments in place at June 30, 2010.

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

As of June 30, 2010, (the "Evaluation Date"), the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as defined in the Exchange Act Rules.  Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are sufficiently effective to ensure that material information relating to the Company and required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. During the last quarter ended June 30, 2010 there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date : August 13, 2010

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