Form 10-Q
period 2010-09-30
FIRST M&F CORP/MS
filed 2010-11-15
CIK 320387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $5 par value	9,097,552 Shares
Title of Class	Shares Outstanding at October 31, 2010

FIRST M & F CORPORATION

FORM 10-Q

INDEX

FIRST M & F CORPORATION AND SUBSIDIARY

PART I: FINANCIAL INFORMATION
Item 1 – Financial Statements (Unaudited)
Consolidated Statements of Condition
(Dollars in thousands)
	September 30		December 31
	2010	2009	2009
	(Unaudited)	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$36,232	$38,809	$42,446
Interest bearing bank balances	32,904	57,934	84,810
Federal funds sold	25,000	50,000	70,000
Securities available for sale, amortized cost of $265,788, $296,828 and $280,470	272,467	303,305	284,550
Loans held for sale	3,893	6,726	10,266

Loans, net of unearned income	1,047,013	1,099,108	1,058,340
Allowance for loan losses	(20,077)	(32,695)	(24,014)
Net loans	1,026,936	1,066,413	1,034,326

Bank premises and equipment	41,143	43,574	42,919
Accrued interest receivable	6,617	8,280	7,598
Other real estate	38,631	28,114	23,578
Goodwill	-	16,772	-
Other intangible assets	5,119	5,546	5,439
Bank owned life insurance	21,595	20,895	21,082
Other assets	36,098	30,101	35,954

	$1,546,635	$1,676,469	$1,662,968
Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing deposits	$220,556	$196,999	$228,579
Interest-bearing deposits	1,101,323	1,159,818	1,159,684
Total deposits	1,321,879	1,356,817	1,388,263
Federal funds purchased and repurchase agreements	25,685	12,164	8,642
Other borrowings	50,141	133,751	122,510
Junior subordinated debt	30,928	30,928	30,928
Accrued interest payable	1,554	2,973	2,933
Other liabilities	7,691	6,086	5,062
Total liabilities	1,437,878	1,542,719	1,558,338

Stockholders’ equity:
Preferred stock:
Class A; 1,000,000 shares authorized	-	-	-
Class B; 1,000,000 shares authorized;
Series A; 30,000 shares issued	-	28,778	28,838
Series CD; 30,000 shares issued	16,164	-	-
Common stock of $5.00 par value; 50,000,000 shares authorized: 9,097,552, 9,069,346 and 9,069,346 shares issued	45,488	45,347	45,347
Additional paid-in capital	31,893	31,922	31,926
Nonvested restricted stock awards	756	765	734
Retained earnings (deficit)	12,050	25,242	(2,595)
Accumulated other comprehensive income	2,406	1,695	379
First M&F Corporation equity	108,757	133,749	104,629
Noncontrolling interest in subsidiaries	-	1	1
Total equity	108,757	133,750	104,630
	$1,546,635	$1,676,469	$1,662,968

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
Interest income:
Interest and fees on loans	$15,532	$16,798	$46,607	$50,147
Interest on loans held for sale	46	76	170	192
Taxable investments	1,863	2,507	5,940	7,318
Tax-exempt investments	374	519	1,196	1,617
Federal funds sold	17	22	67	61
Interest bearing bank balances	23	4	109	12
Total interest income	17,855	19,926	54,089	59,347

Interest expense:
Deposits	4,471	5,758	14,632	18,249
Federal funds purchased and repurchase agreements	15	26	49	83
Other borrowings	576	1,345	2,488	4,120
Junior subordinated debt	499	499	1,487	1,488
Total interest expense	5,561	7,628	18,656	23,940

Net interest income	12,294	12,298	35,433	35,407
Provision for loan losses	2,280	4,805	6,940	33,840
Net interest income after provision for loan losses	10,014	7,493	28,493	1,567

Noninterest income:
Deposit account income	2,629	2,804	7,675	8,138
Mortgage banking income	330	468	1,142	1,428
Agency commission income	1,112	1,097	2,945	3,025
Trust and brokerage income	141	120	406	372
Bank owned life insurance income	143	200	483	564
Other income	424	488	1,601	1,988
Securities gains, net	4	441	1,716	442

Total investment other-than-temporary impairment losses	(67)	(1,225)	(435)	(1,618)
Portion of loss recognized in (reclassified from) other comprehensive income (before taxes)	30	988	32	1,206
Net investment impairment losses recognized	(37)	(237)	(403)	(412)

Total noninterest income	4,746	5,381	15,565	15,545

Noninterest expenses:
Salaries and employee benefits	6,853	7,106	20,571	21,566
Net occupancy expenses	1,023	1,134	2,969	3,308
Equipment expenses	550	706	1,859	2,195
Software and processing expenses	408	465	1,227	1,458
Telecommunication expenses	242	269	737	784
Marketing and business development expenses	226	327	694	1,047
Foreclosed property expenses	166	508	1,041	2,790
FDIC insurance assessments	808	750	2,493	2,565
Goodwill impairment	-	-	-	15,800
Intangible asset amortization and impairment	107	107	320	1,581
Other expenses	2,728	2,768	7,951	7,902
Total noninterest expenses	13,111	14,140	39,862	60,996

Income (loss) before income taxes	1,649	(1,266)	4,196	(43,884)
Income tax expense (benefit)	407	(1,137)	828	(11,389)
Net income (loss)	1,242	(129)	3,368	(32,495)
Net income (loss) attributable to noncontrolling interests	(3)	7	(2)	(7)
Net income (loss) attributable to First M&F Corporation	$1,245	$(136)	$3,370	$(32,488)
Dividends and accretion on preferred stock	441	435	1,317	1,028
Gain on exchange of preferred stock	12,867	-	12,867	-
Net income (loss) applicable to common stock	$13,671	$(571)	$14,920	$(33,516)

Net income (loss) allocated to common shareholders	$13,565	$(580)	$14,804	$(33,167)
Earnings (loss) per share:
Basic	$1.49	$(.06)	$1.63	$(3.66)
Diluted	$1.49	$(.06)	$1.63	$(3.66)

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009

Net income (loss)	$1,242	$(129)	$3,368	$(32,495)

Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized gains on securities available for sale arising during the period, net of tax of $28 and $1,478 for the three months ended September 30 and $1,560 and $1,844 for the nine months ended September 30	53	2,484	2,625	3,100
Unrealized losses on other-than-temporarily impaired securities available for sale arising during the period, net of tax of $28 and $487 for the three months ended ended September 30 and $102 and $633 for the nine months ended September 30	(50)	(818)	(173)	(1,065)
Reclassification adjustment for gains on securities available for sale included in net income, net of tax of $1 and $165 for the three months ended September 30 and $640 and $165 for the nine months ended September 30	(3)	(276)	(1,076)	(277)
Reclassification adjustment for credit related other-than- temporary impairment losses on securities available for sale included in net income, net of tax of $13 and $88 for the three months ended September 30 and $150 and $153 for for the nine months ended September 30	24	149	253	259
Defined benefit pension plans:
Amortization of transition asset, net of tax of $0 and $0 for the three months ended September 30 and $0 and $2 for the nine months ended September 30	-	(1)	-	(3)
Amortization of prior service cost, net of tax of $5 and $4 for the three months ended September 30 and $10 and $10 for the nine months ended September 30	(6)	(6)	(18)	(18)
Amortization of actuarial loss, net of tax of $82 and $84 for the three months ended September 30 and $247 and $253 for the nine months ended September 30	139	142	416	426

Other comprehensive income	157	1,674	2,027	2,422

Total comprehensive income (loss)	1,399	1,545	5,395	(30,073)
Comprehensive income (loss) attributable to noncontrolling interests	(3)	7	(2)	(7)

Comprehensive income (loss) of First M&F Corp	$1,402	$1,538	$5,397	$(30,066)

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity
Nine Months Ended September 30, 2010 and 2009
(Unaudited)

(Dollars in thousands, except per share data)				Nonvested		Accumulated
			Additional	Restricted	Retained	Other
	Preferred	Common	Paid-in	Stock	Earnings	Comprehensive	Noncontrolling
	Stock	Stock	Capital	Awards	(Deficit)	Income (Loss)	Interest	Total
January 1, 2009	$-	$45,317	$30,447	$780	$60,133	$(727)	$18	$135,968
Net loss	-	-	-	-	(32,488)	-	(7)	(32,495)
Cash dividends ($.15 per share)	-	-	-	-	(1,375)	-	-	(1,375)
Issuance of 30,000 shares of preferred stock	28,637	-	-	-	-	-	-	28,637
Issuance of stock warrant for 513,113 shares	-	-	1,363	-	-	-	-	1,363
Dividends and accretion on preferred stock	141	-	-	-	(1,028)	-	-	(887)
6,000 restricted share awards vested	-	30	71	(101)	-	-	-	-
Share-based compensation expense recognized	-	-	14	86	-	-	-	100
Tax benefits on restricted stock dividends paid	-	-	27	-	-	-	-	27
Net change	-	-	-	-	-	2,422	-	2,422
Distributions	-	-	-	-	-	-	(10)	(10)

September 30, 2009	$28,778	$45,347	$31,922	$765	$25,242	$1,695	$1	$133,750

January 1, 2010	$28,838	$45,347	$31,926	$734	$ (2,595)	$379	$1	$104,630
Net income	-	-	-	-	3,370	-	(2)	3,368
Cash dividends ($.03 per share)	-	-	-	-	(275)	-	-	(275)
28,206 shares granted to directors	-	141	(41)	-	-	-	-	100
Dividends and accretion on preferred stock	193	-	-	-	(1,317)	-	-	(1,124)
Gain on exchange of preferred stock	(12,867)	-	-	-	12,867	-	-	-
Share-based compensation expense recognized	-	-	8	22	-	-	-	30
Net change	-	-	-	-	-	2,027	-	2,027
Distributions	-	-	-	-	-	-	1	1

September 30, 2010	$16,164	$45,488	$31,893	$756	$12,050	$2,406	$-	$108,757

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)	Nine Months Ended September 30
	2010	2009
Cash flows from operating activities:
Net income (loss)	$3,368	$(32,495)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation	30	100
Amortization of pension costs	366	658
Depreciation and amortization	2,060	2,387
Goodwill impairment	-	15,800
Intangible asset impairments	-	1,248
Provision for loan losses	6,940	33,840
Net investment amortization	1,498	770
Net change in unearned fees/deferred costs on loans	(25)	(76)
Capitalized dividends on FHLB stock	(20)	(16)
Net accretion of discount on time deposits	20	2
Gain on securities available for sale	(1,716)	(442)
Impairment loss on securities available for sale	403	412
Gain on loans held for sale	(948)	(775)
Other asset sales losses	712	1,887
Deferred income taxes	828	(4,398)
Originations of loans held for sale, net of repayments	(60,337)	(86,140)
Sales proceeds of loans held for sale	67,714	87,906
(Increase) decrease in:
Accrued interest receivable	980	1,552
Cash surrender value of bank owned life insurance	(483)	(564)
Other assets	(2,344)	(6,425)
Increase (decrease) in:
Accrued interest payable	(1,378)	(565)
Other liabilities	3,053	2,124

Net cash provided by operating activities	20,721	16,790

Cash flows from investing activities:
Purchases of securities available for sale	(123,543)	(141,454)
Sales of securities available for sale	68,188	14,127
Maturities of securities available for sale	69,851	53,640
Net (increase) decrease in:
Interest bearing bank balances	51,905	(51,378)
Federal funds sold	45,000	(40,650)
Loans	(21,141)	18,559
Bank premises and equipment	(99)	(929)
Net benefits received (purchases) of bank owned life insurance	(30)	191
Sales of nonperforming loans	500	-
Proceeds from sales of other real estate and other repossessed assets	5,647	13,940
Net redemptions of FHLB stock	-	225

Net cash provided by (used in) investing activities	96,278	(133,729)

(Continued)

FIRST M & F CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)	Nine Months Ended September 30
	2010	2009
Cash flows from financing activities:
Net increase (decrease) in deposits	$(66,404)	$95,428
Net increase (decrease) in short-term borrowings	17,042	2,436
Proceeds from other borrowings	-	20,000
Repayments of other borrowings	(72,369)	(37,796)
Earnings distributions to noncontrolling interests	1	(10)
Common stock issued	100	-
Common dividends paid	(275)	(1,375)
Preferred dividends paid	(1,308)	(700)
Preferred shares and common stock warrant issued to U. S. Treasury	-	30,000
Tax benefits related to share-based compensation	-	27

Net cash provided by (used in) financing activities	(123,213)	108,010

Net decrease in cash and due from banks	(6,214)	(8,929)

Cash and due from banks at January 1	42,446	47,738

Cash and due from banks at September 30	$36,232	$38,809

Supplemental disclosures:
Total interest paid	$20,046	$24,497
Total income taxes paid	231	97
Income tax refunds received	210	27
Total payments to other banks to satisfy liens on ORE	433	-

Transfers of loans to foreclosed property	21,144	32,877
Transfers of buildings to foreclosed property	176	-
Gain on exchange of Class B preferred stock	12,867	-
U. S. Treasury preferred dividend accrued but unpaid	3	187
Accretion on U. S. Treasury preferred stock	193	141

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of September 30, 2010, December 31, 2009 and September 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at
		September 30, 2010, Using
		Quoted
		Prices In
		Active
		Markets	Significant
	Assets/Liabilities	For	Other	Significant
	Measured at Fair	Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	September 30, 2010	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury securities	$-	$-	$-	$-
U.S. Government sponsored entities	63,482	-	63,482	-
Mortgage-backed investments	160,456	-	160,456	-
Obligations of states and political subdivisions	45,992	-	45,992	-
Collateralized debt obligations	805	-	-	805
Other debt securities	1,732	-	1,732	-
Total securities available for sale	$272,467	$-	$271,662	$805

Mortgage derivative assets	27	-	-	27

Mortgage derivative liabilities	44	-	-	44

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

Collateralized debt obligations. The Company owns certain beneficial interests in collateralized debt obligations secured by community bank trust preferred securities. These interests have an amortized cost of $3.768 million with estimated fair values of $805 thousand. These interests do not trade in a liquid market, and therefore, market quotes are not a reliable indicator of their ultimate realizability. The Company utilizes a discounted cash flow model using inputs of (1) market yields of trust-preferred securities as the discount rate and (2) expected cash flows which are estimated using assumptions related to defaults, deferrals and prepayments to determine the fair values of these beneficial interests. Many of the factors that adjust the timing and extent of cash flows are based on judgment and not directly observable in the markets. Therefore, these fair values are classified as Level 3 valuations for accounting and disclosure purposes.

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

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2010		September 30, 2010
	Collateralized		Collateralized
	Debt	Mortgage	Debt	Mortgage
	Obligations	Derivatives	Obligations	Derivatives
Beginning Balance	$883	$90	$1,080	$84
Total gains or losses (realized/unrealized)
Other-than-temporary impairment included in earnings	(37)	-	(403)	-
Other-than-temporary impairment (included in) transferred from other comprehensive income	(30)	-	(32)	-
Other gains/losses included in other comprehensive income	(11)	-	160	-
IRLC and FSA issuances, expirations and fair value changes included in earnings	-	(97)	-	(11)
IRLC transfers into closed loans	-	(10)	-	(90)
Ending Balance	$805	$(17)	$805	$(17)

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(37)	$-	$(403)	$-

The following table reports the activity for 2009 in assets measured at fair value on a recurring basis using significant unobservable (Level 3) inputs.

	Collateral Debt Obligations
	Three Months	Nine Months
(Dollars in thousands)	Ended	Ended
	September 30, 2009	September 30, 2009
Beginning Balance	$3,254	$-
Total gains or losses (realized/unrealized)
Other-than-temporary impairment included in earnings	(237)	(412)
Other-than-temporary impairment (included in) transferred from other comprehensive income	(988)	(1,206)
Other gains/losses included in other comprehensive income	11	(308)
Transfers in and/or out of Level 3	-	3,966
Ending Balance	$2,040	$2,040

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(237)	$(412)

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

The following tables summarize assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements Using
		Quoted
		Prices in				Fair Value
		Active	Significant		Charged to	Adjustment
	For the	Markets for	Other	Significant	Allowance	Recognized
	Quarter-to-Date	Identical	Observable	Unobservable	for Loan Losses	In Earnings
	Ended	Assets	Inputs	Inputs	During	During
(Dollars in thousands)	09/30/10 (a)	(Level 1)	(Level 2)	(Level 3)	Current Period	Current Period

Impaired loans	$12,183	$-	$-	$12,183	$-	$(2,368)
Loan foreclosures	2,513	-	-	2,513	1,011	-
Other real estate	2,729	-	-	2,729	-	(233)

		Fair Value Measurements Using
		Quoted
		Prices in				Fair Value
		Active	Significant		Charged to	Adjustment
	For the	Markets for	Other	Significant	Allowance	Recognized
	Year-to-Date	Identical	Observable	Unobservable	for Loan Losses	In Earnings
	Ended	Assets	Inputs	Inputs	During	During
(Dollars in thousands)	09/30/10 (a)	(Level 1)	(Level 2)	(Level 3)	Current Period	Current Period

Impaired loans	$19,754	$-	$-	$19,754	$-	$(6,016)
Loan foreclosures	7,143	-	-	7,143	2,607	-
Loans transferred to HFS	500	-	-	-	325	-
Other real estate	10,924	-	-	10,924	-	(895)

The following tables summarize assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements Using
		Quoted
		Prices in				Fair Value
		Active	Significant		Charged to	Adjustment
	For the	Markets for	Other	Significant	Allowance	Recognized
	Quarter-to-Date	Identical	Observable	Unobservable	for Loan Losses	In Earnings
	Ended	Assets	Inputs	Inputs	During	During
(Dollars in thousands)	09/30/09 (a)	(Level 1)	(Level 2)	(Level 3)	Current Period	Current Period

Impaired loans	$49,969	$-	$-	$49,969	$-	$(1,617)
Loan foreclosures	8,971	-	-	8,971	5,698	-
Other real estate	839	-	-	839	-	(30)

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

		Fair Value Measurements Using
		Quoted
		Prices in				Fair Value
		Active	Significant		Charged to	Adjustment
	For the	Markets for	Other	Significant	Allowance	Recognized
	Year-to-Date	Identical	Observable	Unobservable	for Loan Losses	In Earnings
	Ended	Assets	Inputs	Inputs	During	During
(Dollars in thousands)	09/30/09 (a)	(Level 1)	(Level 2)	(Level 3)	Current Period	Current Period

Impaired loans	$49,969	$-	$-	$49,969	$-	$(22,830)
Loan foreclosures	21,481	-	-	21,481	9,827	-
Other real estate	2,316	-	-	2,316	-	(427)

(a)
These amounts represent the resulting carrying amounts on the consolidated statement of condition for impaired real estate- secured loans and other real estate for which fair value re-measurements took place during the period. Loan foreclosures represent the fair value portion of the carrying amounts of other real estate properties that were re-measured at the point of foreclosure during the period.

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

Fair Value of Financial Instruments

The following table presents the carrying amounts and fair values of the Company’s financial instruments at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
(Dollars in thousands)	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and short-term investments	$94,136	$94,136	$197,256	$197,256
Securities available for sale	272,467	272,467	284,550	284,550
Loans held for sale	3,893	3,960	10,266	10,270
Loans held for investment	1,026,936	968,587	1,034,326	996,382
Agency accounts receivable	507	507	357	357
Accrued interest receivable	6,617	6,617	7,598	7,598
Nonmarketable equity investments	7,346	7,346	7,326	7,326
Investments in unconsolidated VIEs	3,749	3,749	928	928
Mortgage derivative assets	27	27	85	85
Financial liabilities:
Noninterest-bearing deposits	220,556	220,556	228,579	228,579
NOW, MMDA and savings deposits	587,663	587,663	583,879	583,879
Certificates of deposit	513,660	518,927	575,806	580,895
Short-term borrowings	25,685	25,685	8,642	8,642
Other borrowings	50,141	53,418	122,510	124,021
Junior subordinated debt	30,928	22,198	30,928	15,835
Agency accounts payable	936	936	639	639
Accrued interest payable	1,554	1,554	2,933	2,933
Mortgage derivative liabilities	44	44	1	1
Other financial instruments:
Commitments to extend credit and letters of credit	(16)	(330)	(31)	(400)

The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

Cash and due from banks, interest-bearing deposits with banks and Federal funds sold are valued at their carrying amounts which are reasonable estimates of fair value due to the relatively short period to maturity of the instruments.

Securities available for sale are predominantly valued based on prices obtained from an independent nationally recognized pricing service and market yield matrices. We use an external pricing service to electronically provide prices by CUSIP number. These prices include exchange quoted prices, dealer quoted prices and prices derived from market yields published by specialized financial database providers. We use the one price per instrument provided for the securities that the service can produce prices for. We do not adjust the prices that are obtained from external pricing services. Typically, all securities except for some small municipal issues and the collateralized debt obligations are priced by the primary external provider. For issues that are not priced by the primary provider, we use the pricing disclosed in the investment accounting product provided by a broker-dealer affiliate of a correspondent bank. The broker-dealer’s accounting system uses prices provided by (1) the same external pricing service that we use, (2) Standard & Poor’s, (3) matrix pricing with market yield inputs provided by Bloomberg and a municipal securities market data provider and (4) the broker-dealer’s trading staff. Any quotes provided by a broker-dealer are usually non-binding. However, the Company rarely uses solicited broker-dealer quotes to price any of its securities. The broker-dealer prices all municipal securities through its pricing matrix. At September 30, 2010, the only securities that were not priced by the primary provider were 21 municipal bonds representing 6 issuers and the collateralized debt obligations. We used the broker-dealer’s matrix prices for the municipal securities and a third-party provider’s modeled prices for the collateralized debt obligations (CDOs).

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

Note 3:  Investment Securities and Derivatives

The following is a summary of the amortized cost and fair value of securities available for sale at September 30, 2010, December 31, 2009 and September 30, 2009:

	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2010:
U.S. Government sponsored entities	$62,192	$1,290	$-	$63,482
Mortgage-backed investments	154,482	5,984	10	160,456
Obligations of states and political subdivisions	43,730	2,270	8	45,992
Collateralized debt obligations	3,768	-	2,963	805
Other debt securities	1,616	116	-	1,732

	$265,788	$9,660	$2,981	$272,467

December 31, 2009:
U.S. Treasury securities	$503	$14	$-	$517
U.S. Government sponsored entities	54,746	489	74	55,161
Mortgage-backed investments	162,647	5,300	72	167,875
Obligations of states and political subdivisions	55,153	1,533	100	56,586
Collateralized debt obligations	4,171	-	3,091	1,080
Other debt securities	2,385	101	-	2,486
Equity securities	865	20	40	845

	$280,470	$7,457	$3,377	$284,550

September 30, 2009:
U.S. Treasury securities	$505	$18	$-	$523
U.S. Government sponsored entities	55,157	535	42	55,650
Mortgage-backed investments	174,354	6,345	52	180,647
Obligations of states and political subdivisions	58,927	2,185	13	61,099
Collateralized debt obligations	4,610	-	2,570	2,040
Other debt securities	2,238	119	-	2,357
Equity securities	1,037	-	48	989

	$296,828	$9,202	$2,725	$303,305

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 3:  (Continued)

Provided below is a summary of securities available for sale which were in an unrealized loss position and the length of time that individual securities have been in a continuous loss position at September 30, 2010 and December 31, 2009. Securities on which we have taken only credit-related other-than-temporary-impairment (OTTI) write-downs are categorized as being “less than 12 months” or “12 months or more” in a continuous loss position based on the point in time that the fair value declined to below the amortized cost basis and not the period of time since the OTTI write-down.

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2010:
Mortgage-backed investments	$-	$-	$32	$10	$32	$10
Obligations of states and political subdivisions	-	-	333	8	333	8
Collateralized debt obligations	-	-	805	2,963	805	2,963

	$-	$-	$1,170	$2,981	$1,170	$2,981

December 31, 2009:
U.S. Government sponsored entities	$5,093	$74	$-	$-	$5,093	$74
Mortgage-backed investments	4,122	71	76	1	4,198	72
Obligations of states and political subdivisions	2,423	40	3,087	60	5,510	100
Collateralized debt obligations	-	-	1,080	3,091	1,080	3,091
Equity securities	350	8	84	32	434	40

	$11,988	$193	$4,327	$3,184	$16,315	$3,377

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 3:  (Continued)

Management believes that the impairments reflected as unrealized losses above are temporary and will be recovered over the investments’ holding periods. At September 30, 2010 there was 1 mortgage-backed security with unrealized losses of 12 months or longer. There were 2 municipal securities with unrealized losses of 12 months or longer and no municipal securities with unrealized losses less than 12 months. The unrealized losses associated with the mortgage-backed and municipal securities were primarily driven by changes in market rates and liquidity and not due to the credit quality of the securities. Management does not intend to sell any investment securities that have unrealized losses before the time that those losses could be recovered. Management has evaluated the investment securities that have unrealized losses within the framework of the Company’s liquidity and capital needs as well as its ability to hold those securities over an extended recovery period. Management’s evaluation involved (1) assessing whether significant future cash outflows would occur that would require the liquidation of securities and (2) determining if the balance sheet would need to be managed or reduced in a way that would require the liquidation of securities to meet regulatory capital ratio requirements. This analysis was performed to determine if it was more likely than not that the investments would have to be sold before their anticipated recoveries. Management determined that it was not more likely than not that the investments would have to be disposed of prior to their anticipated recoveries. In estimating whether there are other-than-temporary impairment losses on debt securities management considers (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) historical cash flows and economic factors that could detrimentally affect those cash flows and (4) changes in credit ratings of the issuers.

There are five collateralized debt obligations that represent the majority of unrealized losses in the investment portfolio. These obligations are secured by commercial bank trust preferred securities. The impairments have arisen due to a virtual trading halt related to the liquidity crisis in corporate debt, and the effects of the sub-prime mortgage crisis and the resulting economic deterioration and ongoing recession on the financial stability of financial institution issuers of the trust preferred collateral. In December 2008, these CDOs were downgraded to below investment grade by Moody’s. During 2008 and 2009 several banks that had issued trust preferred securities that were held as collateral in some of the CDOs were closed by federal regulators. These defaults and the credit downgrades, accompanied by interest deferrals by several other bank issuers, resulted in reductions in fair value estimates as credit assumptions had to be revised. Management evaluated these instruments for impairment as of each quarter end during 2009 and 2010 within the accounting guidelines for determining impairments for beneficial interests using the discounted cash flow approach prescribed, which required Management to make assumptions concerning the estimates of the ultimate collectability of the contractual cash flows of the beneficial interests owned. These estimates depend on the expected cash flows that the beneficial interest issuer will receive on its investments in the trust preferred securities of the commercial bank investees. The ability of the banks that issued trust preferred securities to the beneficial interest issuer to pay their obligations was determined based on an analysis of the financial condition of the banks. This analysis resulted in an estimate of the timing and amount of cash flows derived from a determination of how many would default on their obligations and how many would eventually pay off their obligations and the timing of those events. Those estimated cash flows would first pay off more senior beneficial interests if certain collateral coverage ratios are not maintained, with the remaining amounts eventually flowing through to the interests owned by the Company. Based on this type of analysis for each beneficial interest issuer, the cash flows of each of the five beneficial interests owned by the Company were projected and discounted to their present values and compared to the amortized cost book values of the interests. This analysis resulted in a determination that other-than-temporary impairment (OTTI) conditions existed for one of the securities at June 30, 2009. By December 31, 2009 all five of the securities had incurred other-than-temporary impairment charges. During 2010, four of the securities incurred additional OTTIs. The unrealized losses by individual security in the CDO portfolio as of September 30, 2010 ranged from 70% of amortized cost to 84% of amortized cost.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 3:  (Continued)

The following table provides a rollforward of the cumulative activity related to credit losses on debt securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income.

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Beginning balance	$1,195	$175	$829	$-
OTTI credit losses on securities not previously impaired	-	237	-	412
OTTI credit losses on previously impaired securities	37	-	403	-

Ending balance	$1,232	$412	$1,232	$412

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

The following is a summary of gains and losses on securities available for sale:

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Proceeds from sales	$7,493	$12,292	$68,188	$14,127

Gross realized gains	4	450	1,807	451
Gross realized losses	-	9	91	9

Net gains from sales	$4	$441	$1,716	$442

Gross recognized losses related to the credit component of other- than-temporary impairments	$37	$237	$403	$412

Securities with a carrying value totaling $226.369 million at September 30, 2010 and $264.185 million at December 31, 2009 were pledged to secure public deposits, short-term borrowings and for other purposes required or permitted by law.

The amortized cost and fair values of debt securities available for sale at September 30, 2010, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with, or without, call or prepayment penalties. Equity securities are not included since they have no stated maturity. Mortgage-backed securities receive monthly payments based on the cash flows of the underlying collateral. Therefore, their stated maturities do not represent the timing of principal amounts received and no maturity distributions are shown for these securities.

	Amortized	Fair
(Dollars in thousands)	Cost	Value

One year or less	$32,106	$32,443
After one through five years	59,648	61,852
After five through ten years	14,917	16,003
After ten years	4,635	1,713
	111,306	112,011
Mortgage-backed investments	154,482	160,456

	$265,788	$272,467

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

The following table summarizes these instruments, which are considered derivatives not designated as hedges:

(Dollars in thousands)	September 30, 2010			December 31, 2009
	Notional	Positive	Negative	Notional	Positive	Negative
Instrument	Amount	Fair Value	Fair Value	Amount	Fair Value	Fair Value
Forward sale agreements	$7,054	$18	$18	$3,895	$77	$-
Written interest rate options (locks)	6,551	9	26	7,108	8	1

Derivatives with positive fair values are recorded as other assets and derivatives with negative fair values are recorded as other liabilities in the consolidated statements of condition.

Amounts included in the consolidated statements of operations related to non-hedging mortgage banking-related derivative instruments were as follows:

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Forward sale contracts:
Recorded in mortgage banking income	$(7)	$(13)	$(77)	$-
Written interest rate options (locks)
Recorded in mortgage banking income	(59)	(32)	72	1

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4: Loans

The composition of the loan portfolio is shown in the table below:

(Dollars in thousands)	September 30		December 31
	2010	2009	2009

Commercial, financial and agricultural	$130,596	$124,836	$120,415
Non-residential real estate	626,747	677,777	643,804
Residential real estate	196,299	197,760	195,361
Home equity loans	40,523	44,250	44,560
Consumer loans	45,124	44,318	44,586
Other loans	7,724	10,167	9,614

Total loans	$1,047,013	$1,099,108	$1,058,340

The Bank uses loans as collateral for borrowings at the Federal Reserve Bank and a Federal Home Loan Bank. Approximately $17.791 million of commercial and consumer loans were pledged to a line of credit with the Federal Reserve Bank at September 30, 2010. Approximately $258.515 million of individual real estate-secured loans were pledged to the Federal Home Loan Bank at September 30, 2010.

The following table is a summary of the activity in the allowance for loan losses for the second quarter and year-to-date periods ending September 30, 2010 and 2009.

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Beginning balance	$18,301	$31,323	$24,014	$24,918

Loans charged off	(1,485)	(3,597)	(12,794)	(26,684)
Charge offs resulting from write-downs of loans transferred to held for sale status	-	-	(325)	-
Recoveries	981	164	2,242	621
Net charge-offs	(504)	(3,433)	(10,877)	(26,063)

Provision for loan losses	2,280	4,805	6,940	33,840

Ending balance	$20,077	$32,695	$20,077	$32,695

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
Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  (Continued)

Loans are placed on nonaccrual status when, in management’s opinion, the borrowers may be unable to meet their payment obligations, which typically occurs when principal or interest payments are more than 90 days past due. The following table shows overall statistics for non-performing loans and other assets of the Company:

(Dollars in thousands)	September 30,	December 31,
	2010	2009
Nonaccrual loans	$37,082	$44,549
Other real estate owned	38,631	23,578

Total non-performing credit-related assets	$75,713	$68,127

Accruing loans past due 90 days or more	$858	$2,479
Loans restructured and in compliance with modified terms	$18,518	$4,620

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

The following table shows an impaired loan summary for the Company:

(Dollars in thousands)	September 30, 2010	December 31, 2009
Restructured loans with an allowance	$4,624	$3,783
Other impaired loans with an allowance	35,315	40,897
Restructured loans without an allowance	13,894	837
Other impaired loans without an allowance	66,501	94,710
Total impaired loans	$120,334	$140,227

Allowance for restructured loans	$921	$1,974
Allowance for other impaired loans	$8,139	$11,419

The impaired loan totals consist primarily of collateral-dependent construction and commercial real estate loans.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 5:  Goodwill and Other Intangible Assets

Following is a summary of intangible assets, net of accumulated amortization, included in the Consolidated Statements of Condition:

(Dollars in thousands)			Customer
		Core	Renewal	Noncompete	Banking
	Goodwill	Deposits	Lists	Agreements	Charter
Balance at December 31, 2008	$32,572	$5,865	$198	$39	$1,025
Amortization expense	-	(319)	(7)	(7)	-
Impairment charge	(15,800)	-	(191)	(32)	(1,025)

Balance at September 30, 2009	$16,772	$5,546	$-	$-	$-

Balance at December 31, 2009	$-	$5,439	$-	$-	$-
Amortization expense	-	(320)	-	-	-

Balance at September 30, 2010	$-	$5,119	$-	$-	$-

Estimated amortization expense
Remainder of 2010		$106
2011		427
2012		427
2013		427
2014		427
2015		427

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 6:  Variable Interest Entity and Borrowing Arrangements

The following is a summary of other borrowings at September 30, 2010 and 2009 and December 31, 2009:

(Dollars in thousands)	September 30		December 31
	2010	2009	2009
Company’s line of credit in the amount of $5,000,000, maturing in
February 2011; secured by approximately 29% of the Bank’s common
stock; interest payable quarterly at the prime rate with a floor of 3.50%	$1,916	$1,916	$1,916

Bank’s advances from Federal Home Loan Banks	48,225	131,835	120,594

	$50,141	$133,751	$122,510

Company’s junior subordinated debentures, interest payable quarterly at 6.44% through March 2011, payable quarterly at 90-day LIBOR plus 1.33% through March 2036; redeemable after March 2011	$30,928	$30,928	$30,928

The Company’s correspondent line of credit contains certain restrictive covenants related to capital ratios, asset quality, dividends and supervisory actions by the Company’s regulators. The Company executed an informal agreement with the Federal Reserve Bank of St. Louis in November 2009, the occurrence of which was an event of default under the Loan Agreement. The lender has modified the terms of the line of credit thereby extending the term, modifying the financial (capital ratio) covenant, waiving the supervisory action and dividend covenants and modifying the asset quality covenant. The Company was in compliance with the modified financial and asset quality covenants at September 30, 2010. Under the modification, the Lender has agreed to a waiver of the covenant violations and events of default until February 28, 2011.

The Bank has advances and letters of credit from the Federal Home Loan Bank of Dallas (FHLB) collateralized by real estate-secured loans. The Bank must pledge collateral to obtain advances from the FHLB. Based on the amount of collateral pledged as of September 30, 2010 the Bank had approximately $734 thousand in available credit although any new advances could only be received after approval by the FHLB.

The Bank has a line of credit with the Federal Reserve Discount Window collateralized by commercial and consumer loans. The bank had a line of credit of approximately $11.564 million at September 30, 2010, all of which was available.

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 7:  Preferred Stock and Common Stock Warrant

On February 27, 2009, the Company issued 30,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Class B Nonvoting, Series A (no par) to the U. S. Treasury as part of its participation in the Capital Purchase Program. Concurrent with the issuance of the preferred stock, the Company also issued a ten-year warrant to purchase up to 513,113 shares of the Company’s common stock at an exercise price of $8.77 per share to the U. S. Treasury. The Company received $30.000 million from the U. S. Treasury in exchange for the preferred stock and common stock warrant. Cumulative dividends on the Class B, Series A Preferred Stock accrued on the $1,000 liquidation preference at a rate of 5% per annum.

On September 29, 2010 the Company redeemed the Class B, Series A Preferred Stock by issuing 30,000 shares of Class B, Series CD Preferred Stock issued pursuant to the U. S. Treasury Community Development Capital Initiative. The book value of the Class B, Series A Preferred Stock on the exchange date was $29.026 million. The fair value of the Class B, Series CD Preferred Stock issued on the exchange date was $16.159 million, resulting in a gain of $12.867 million which was recorded as a credit to retained earnings.

Cumulative dividends on the Class B, Series CD Preferred Stock accrue on the $1,000 liquidation preference at a rate of 2% per annum for the first eight years, and at a rate of 9% per annum thereafter but are paid only if, as, and when declared by the Company’s Board of Directors. The Company’s banking subsidiary must be re-certified as a Community Development Financial Institution (CDFI) by the Community Development Financial Institution Fund of the U. S. Treasury Department at three-year intervals. In the event that the banking subsidiary continues to be uncertified for 180 days, the dividend rate shall increase to 5%. If the banking subsidiary continues to be uncertified for an additional 90 days, then the dividend rate shall increase to 9% until the subsidiary becomes certified, at which time the dividend rate shall revert to its original 2% per annum. The Class B, Series CD Preferred Stock has no maturity date and ranks senior to the Common Stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company. The Class B, Series CD Preferred Stock is generally non-voting.

The fair value of the Class B, Series CD Preferred Stock was determined using a discounted cash flow analysis. Cash flows under scenarios of continuing CDFI certification and loss of CDFI certification, weighted by estimated probabilities, were used. Terminal values were calculated as perpetuities on the dates that the dividend rates would accelerate to 9% under the different scenarios. All cash flows were discounted at a market rate of 10%.

Accretion of the discount associated with the preferred stock is recognized as an increase to preferred stock dividends in determining net income available to common shareholders. The discount on the Class B, Series A Preferred Stock was being amortized over a five-year period using the effective yield method. The discount on the Class B, Series CD Preferred Stock is being amortized over an eight-year period. The discount recognized on the Class B, Series A Preferred Stock was $188 thousand during the first nine months of 2010 and $141 thousand during the first nine months of 2009. The discount recognized on the Class B, Series CD Preferred Stock was $5 thousand during the first nine months of 2010.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 8:  Pension and Other Employee Benefit Plans

As discussed in Note 18 to the December 31, 2009 financial statements, the Bank has a defined benefit pension plan covering substantially all full time employees of the Bank and its subsidiaries. The following table provides a summary of the components of the Unamortized Pension Costs recognized in stockholders’ equity as of September 30, 2010 and December 31, 2009:

(Dollars in thousands)	Balance	2010	Balance
	12/31/09	Amortization	09/30/10
Unamortized transition asset	$-	$-	$-
Unamortized prior service cost	(62)	28	(34)
Unamortized actuarial loss	3,538	(663)	2,875
	3,476	(635)	2,841
Deferred taxes	(1,297)	237	(1,060)
Net unamortized pension costs	$2,179	$(398)	$1,781

The following is a summary of the components of net periodic benefit costs for the three and nine-month periods ended September 30, 2010 and 2009:

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Service cost	$-	$-	$-	$-
Interest cost	117	122	351	364
Expected return on plan assets	(132)	(118)	(396)	(352)
Amortization of transition asset	-	(2)	-	(5)
Amortization of prior service costs	(10)	(9)	(28)	(28)
Recognized actuarial loss	221	227	663	679

Net pension cost	$196	$220	$590	$658

The Company made a $224 thousand contribution to the pension plan during the second quarter of 2010. It did not make any contributions to the pension plan during the first nine months of 2009.

The Company made $75 thousand in contributions to the ESOP and $253 thousand in matching contributions to the 401k plan during the first nine months of 2010. The Company made $75 thousand in contributions to the ESOP and $294 thousand in matching contributions to the 401k plan during the first nine months of 2009.

The Company has a nonqualified deferred compensation plan for certain senior officers. Participants deferred $37 thousand of compensation and received $18 thousand in distributions during the first nine months of 2010. Participants deferred $57 thousand of compensation and received $64 thousand in distributions during the first nine months of 2009. Employee benefit expenses include charges for earnings increases of $9 thousand for the first nine months of 2010 and credits for earnings declines attributed to the participants’ accounts of $39 thousand for the first nine months of 2009. The plan incurred $2 thousand of expenses during the first nine months of 2010 and $2 thousand during the first nine months of 2009. Liabilities of the plan were $431 thousand at September 30, 2010 and $340 thousand at September 30, 2009, substantially all of which were vested.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 9:  Share-based Compensation

The Company uses the fair value method of accounting for stock-based compensation. The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model.

The following table is a summary of stock awards activity:

	2005 Plan					1999 Plan
		Restricted Stock		Stock Options		Stock Options
			Weighted
			Average
	Shares		Grant		Weighted		Weighted
	Available	Number	Date	Number	Average	Number	Average
	For	of	Fair	Of	Exercise	Of	Exercise
	Grant	Shares	Value	Shares	Price	Shares	Price
January 1, 2009	576,984	106,250	$16.823	12,000	$16.004	119,900	$15.995
Awards Granted	(4,000)	-	-	4,000	5.140	-	-
Vested	-	(6,000)	16.855	-	-	-	-
Forfeitures	23,250	(23,250)	16.754	-	-	-	-
Expired	-	-	-	-	-	(98,300)	16.195
September 30, 2009	596,234	77,000	$16.841	16,000	$13.288	21,600	$15.087

January 1, 2010	596,234	77,000	$16.841	16,000	$13.288	21,600	$15.087
Awards Granted	(2,000)	-	-	2,000	4.890	-	-
Vested	-	-	-	-	-	-	-
Forfeitures	12,400	(11,000)	16.060	(1,400)	16.051	(200)	17.000
Expired	-	-	-	-	-	(5,600)	12.127
September 30, 2010	606,634	66,000	$16.971	16,600	$12.043	15,800	$16.018

Shares exercisable at September 30, 2010		-	-	6,600	$15.307	15,800	$16.018

The Company estimates a forfeiture rate of 9.45% (1.89% annual rate) for stock options issued to employees and a forfeiture rate of 5.45% (1.09% annual rate) for stock options issued to directors in determining net compensation costs. At September 30, 2010, there were $16 thousand in unrecognized compensation costs related to stock option awards.

The Company has issued restricted stock awards to certain executives and senior officers. The awards vest over periods of one to seven years and are forfeited in their entirety if the officer leaves the Company before the end of the vesting term. Additionally the restricted shares include a performance condition that may accelerate vesting at the achievement of a diluted earnings per share and net income target. Non-achievement of the performance condition during the vesting period would not prevent vesting of the shares. Dividends are paid quarterly to restricted stock grantees. At September 30, 2010, there were $361 thousand in unrecognized compensation costs. The unrecognized costs at September 30, 2010, are expected to be recognized over a weighted-average period of 2.4 years. The Company estimates that 4.00% (.57% annual rate) of the nonvested shares will be forfeited in determining net compensation expenses recognized. In May 2009, 6,000 shares of restricted stock with a fair value of $26 thousand became fully vested and outstanding.

In July 2010 the Board of Directors approved the reservation of 1,000,000 shares of authorized, unissued shares for payment of shares in lieu of cash for directors’ fees earned for 2010 and beyond. Directors individually elect a percentage of their compensation, not less than 50%, to be received in common stock with the balance of the fees being paid in cash each quarter. For the first half of 2010, the Board authorized the payment of 18,681 shares in lieu of cash director fees. For the third quarter, 9,525 shares were paid to directors in lieu of fees.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 10:  Accumulated Other Comprehensive Income

The following is a summary of the gross amounts of accumulated other comprehensive income and the related income tax effects:

(Dollars in thousands)	Gross	Tax	Net

September 30, 2010:
Net unrealized gain on securities available for sale	$9,640	$3,595	$6,045
Net unrealized loss on other-than-temporarily impaired securities available for sale	(2,963)	(1,105)	(1,858)
Net unamortized pension costs	(2,841)	(1,060)	(1,781)

	$3,836	$1,430	$2,406

December 31, 2009:
Net unrealized gain on securities available for sale	$7,171	$2,675	$4,496
Net unrealized loss on other-than-temporarily impaired securities available for sale	(3,091)	(1,153)	(1,938)
Net unamortized pension costs	(3,476)	(1,297)	(2,179)

	$604	$225	$379

September 30, 2009:
Net unrealized gain on securities available for sale	$7,763	$2,894	$4,869
Net unrealized loss on other-than-temporarily impaired securities available for sale	(1,286)	(480)	(806)
Net unamortized pension costs	(3,776)	(1,408)	(2,368)

	$2,701	$1,006	$1,695

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

Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Total Capital and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined). Management believes, as of September 30, 2010, that all capital adequacy requirements have been met.

As of September 30, 2010, the most recent notification by the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 11:  (Continued)

The Company's and Bank's actual capital amounts and ratios as of September 30, 2010, and December 31, 2009, are also presented in the table:

(Dollars in thousands)	Actual		Minimum Capital		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2010:
Total capital (to risk weighted assets):
Company	$138,353	11.7%	$94,930	8.0%	$-	-
Bank	137,403	11.6%	94,849	8.0%	118,561	10.0%

Tier I capital (to risk weighted assets):
Company	123,455	10.4%	47,465	4.0%	-	-
Bank	122,518	10.3%	47,425	4.0%	71,137	6.0%

Tier I capital (to average assets):
Company	123,455	8.0%	61,512	4.0%	-	-
Bank	122,518	8.0%	61,487	4.0%	76,858	5.0%

December 31, 2009:
Total capital (to risk weighted assets):
Company	$133,574	11.1%	$96,374	8.0%	$-	-
Bank	130,960	10.9%	96,293	8.0%	120,366	10.0%

Tier I capital (to risk weighted assets):
Company	118,405	9.8%	48,187	4.0%	-	-
Bank	115,803	9.6%	48,147	4.0%	72,220	6.0%

Tier I capital (to average assets):
Company	118,405	7.1%	66,346	4.0%	-	-
Bank	115,803	7.0%	66,339	4.0%	82,924	5.0%

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

The Bank is required to get prior approval from its primary regulators, the Federal Deposit Insurance Corporation and the State of Mississippi Department of Banking and Consumer Finance, to pay dividends to the Company. Said approval was granted for the third quarter of 2010 and preliminary approval for the fourth quarter of 2010 has been granted based on the current year’s positive earnings of the Bank.

In November 2009, the Company entered into an informal agreement with the Federal Reserve Bank of St. Louis (the “Federal Reserve”). The agreement requires prior approval by the Federal Reserve of (1) the declaration or payment by the Company of dividends to shareholders and (2) the payment of interest on outstanding trust preferred securities and the payment of dividends on outstanding TARP preferred stock and (3) the incurrence of additional debt. The agreement is not a “written agreement” for purposes of Section 8 of the Federal Deposit Insurance Act, as amended. The Federal Reserve has approved, pursuant to the informal agreement, the common dividends payable to shareholders, the interest payment on the trust preferred securities and the dividends payable on the TARP preferred stock for the third and fourth quarters of 2010.

In September 2010 the Company entered into an exchange transaction with the Department of the Treasury TARP Community Development Capital Initiative. Pursuant to the Agreement, the Company issued 30,000 shares of Class B, Series CD preferred stock bearing an annual dividend rate of 2% and redeemed 30,000 shares of Class B, Series A preferred stock bearing an annual dividend rate of 5%. Under the terms of the Exchange Agreement, the Company may not pay common dividends in excess of the aggregate per share dividends for the immediately prior fiscal year. This will limit future dividends to the current rate of $.01 per share per quarter or $.04 per share per year.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 12:  Income Taxes

Income tax expense was as follows:

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Current income tax expense (benefit)	$-	$(908)	$-	$(6,991)
Deferred income tax expense (benefit)	407	(229)	828	(4,398)
Total income tax expense (benefit)	407	(1,137)	828	(11,389)

Net deferred tax assets totaled $13.186 million at September 30, 2010 and $15.219 million at December 31, 2009. No valuation allowance has been accrued for the deferred tax assets at September 30, 2010 as management believes that it is more likely than not that all of the deferred tax assets will be realized in the foreseeable future. Deferred tax expense for the quarter-to-date and year-to-date 2010 has been reduced by $83 thousand and $248 thousand respectively in Federal tax credits related to a low income housing tax credit investment.

In connection with its 2009 operating loss, the Company had the following net operating losses and tax credits available for carryover for Federal income tax purposes at December 31, 2009:

(Dollars in thousands)
	Amount	Expiration Dates
Net operating loss	$14,700	2029
Tax credits	208	2029

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

The Company had no material recognized uncertain tax positions as of September 30, 2010, December 31, 2009 or September 30, 2009 and therefore did not have any tax accruals in 2010 or 2009 related to uncertain positions. The Company is no longer subject to Federal income tax examinations of tax returns filed for years before 2006.

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

The calculation of earnings (loss) per share and the reconciliation of earnings (loss) per share and earnings (loss) per diluted share were as follows:

(Dollars in thousands, except per share data)	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Net income (loss)	$1,245	$(136)	$3,370	$(32,488)
Preferred dividends	(441)	(435)	(1,317)	(1,028)
Gain on exchange of preferred stock	12,867	-	12,867	-
Net income (loss) attributable to common stock	13,671	(571)	14,920	(33,516)

Net income (loss) allocated to common stockholders:
Distributed	91	90	272	1,360
Undistributed	13,474	(670)	14,532	(34,527)
	$13,565	$(580)	$14,804	$(33,167)

Weighted-average basic common and participating shares outstanding	9,153,769	9,157,705	9,146,528	9,161,596
Less: weighted average participating restricted shares outstanding	66,000	88,359	70,974	95,547
Weighted-average basic shares outstanding	9,087,769	9,069,346	9,075,554	9,066,049

Basic net income (loss) per share	$1.49	$(.06)	$1.63	$(3.66)

Weighted-average basic common and participating shares outstanding	9,153,769	9,157,705	9,146,528	9,161,596
Add: share-based options and stock warrant	-	-	-	-
	9,153,769	9,157,705	9,146,528	9,161,596
Less: weighted average participating restricted shares outstanding	66,000	88,359	70,974	95,547
Weighted-average dilutive shares outstanding	9,087,769	9,069,346	9,075,554	9,066,049

Dilutive net income (loss) per share	$1.49	$(.06)	$1.63	$(3.66)

Weighted-average shares of potentially dilutive instruments that are not included in the dilutive share calculation due to anti-dilutive effect:
Compensation plan-related stock options	39,600	37,600	38,721	70,468
Common stock warrant	513,113	513,113	513,113	405,980

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

FIRST M & F CORPORATION

Financial Summary

Net income for the third quarter of 2010 was $1.245 million, or $1.49 basic and diluted earnings per share as compared to a net loss of $136 thousand, or $.06 basic and diluted loss per share for the same period in 2009 and net income of $1.272 million or $.09 basic and diluted earnings per share for the second quarter of 2010. Net income for the first nine months of 2010 was $3.370 million or $1.63 basic and diluted earnings per share as compared to a net loss of $32.488 million or $3.66 basic and diluted loss per share for the same period in 2009. Major factors contributing to the increase in year-over-year earnings were (1) a decrease of $26.900 million in loan loss accruals as compared to 2009, (2) a decrease of $21.134 million in noninterest expenses as compared to 2009 as a result of a goodwill impairment charge of $15.800 million during the first quarter of 2009 and additional intangible asset impairment charges of $1.248 million during the first quarter of 2009 and (3) a decrease of $1.749 million in foreclosed property expenses.

Earnings per share for the three month and nine month periods in 2010 include the effect of a $12.867 million gain on the swap of newly issued preferred stock with an initial coupon of 2% issued in the TARP Community Development Capital Initiative for outstanding preferred stock with an initial coupon of 5% issued in the TARP Capital Purchase Program. The gain on the preferred stock transaction was recorded directly in retained earnings.

Highlights for the first nine months of 2010 and 2009 are as follows:

•	The Company received $30.000 million in February 2009 from the U. S. Treasury for preferred stock and a stock warrant as a participant in the U. S. Treasury’s TARP Capital Purchase Program
•	The Company’s bank subsidiary was certified as a Community Development Financial Institution in September 2010, allowing it access to capital under the TARP Community Development Capital Initiative
•
In September 2010 the Company issued preferred stock with a 2% coupon pursuant to the Community Development Capital Initiative and exchanged it with the U. S. Treasury for its 5% coupon preferred stock originally issued pursuant to the Capital Purchase Program

•	Debit card revenues increased by 27.82% for the third quarter of 2010 from the third quarter of 2009
•	The net interest margin increased to 3.60% in the third quarter of 2010 from 3.40% in the second quarter of 2010 and 3.40% in the third quarter of 2009
•	Loans held for investment decreased by $11.327 million during the first nine months of 2010 and by $77.487 million during the first nine months of 2009
•	Nonaccrual loans were 3.53% of total loans at September 30, 2010 as compared to 4.17% at December 31, 2009 and 6.24% at September 30, 2009
•	Annualized net charge-offs were .19% for the third quarter of 2010 as compared to 2.01% for the second quarter of 2010, 8.87% for the fourth quarter of 2009 and 1.24% for the third quarter of 2009
•	Closed a full-service branch in Memphis, Tennessee in February 2010
•	Closed a full-service branch in Germantown, Tennessee in February 2010
•	Closed a full-service branch in Birmingham, Alabama in February 2010
•	Closed a full-service branch in Collierville, Tennessee in February 2009

FIRST M & F CORPORATION

The following table shows the quarterly net loan, non-interest bearing deposit, and interest bearing deposit changes for the last five quarters:

(Net change, in thousands)

		Non-Interest	Interest
	Loans	Bearing Deposits	Bearing Deposits
3rd Qtr 2009	(8,633)	15,835	31,434
4th Qtr 2009	(40,768)	31,580	(134)
1st Qtr 2010	(15,911)	(10,896)	(3,369)
2nd Qtr 2010	(4,314)	10,142	(40,329)
3rd Qtr 2010	8,898	(7,269)	(14,663)

The following table shows the quarterly net interest income, loan loss accruals, non-interest income and non-interest expense amounts for the last five quarters:

(Net amount, in thousands)

	Net Interest	Loan Loss	Non-Interest	Non-Interest
	Income	Accruals	Income	Expense
3rd Qtr 2009	12,298	4,805	5,381	14,140
4th Qtr 2009	12,187	15,761	4,425	34,876
1st Qtr 2010	11,241	2,280	5,603	13,409
2nd Qtr 2010	11,898	2,380	5,216	13,342
3rd Qtr 2010	12,294	2,280	4,746	13,111

The following table shows the components of pre-tax basic earnings (loss) per share for the last five quarters:

	3rd Qtr 2010	2nd Qtr 2010	1st Qtr 2010	4th Qtr 2009	3rd Qtr 2009
Net interest income	$1.35	$1.31	$1.24	$1.34	$1.36
Loan loss expense	.25	.26	.25	1.74	.53
Noninterest income	.52	.57	.62	.49	.59
Noninterest expense	1.44	1.47	1.48	1.99	1.56
Net income (loss) before taxes	$.18	$.15	$.13	$(1.90)	$(.14)

FIRST M & F CORPORATION

The following table shows performance ratios for the last five quarters:

	3rd Qtr 2010	2nd Qtr 2010	1st Qtr 2010	4th Qtr 2009	3rd Qtr 2009
Net interest margin	3.60%	3.40%	3.16%	3.28%	3.40%
Efficiency ratio	75.75	76.69	78.16	106.73	78.34
Return on assets	.32	.32	.21	(6.46)	(.03)
Return on total equity	4.55	4.84	3.28	(81.32)	(.40)
Return on common equity	4.02	4.37	2.20	(105.37)	(2.13)
Noninterest income to avg. assets	1.21	1.31	1.39	1.05	1.30
Noninterest income to revenues (1)	27.42	29.98	32.66	26.09	29.81
Noninterest expense to avg assets	3.35	3.35	3.32	8.25	3.41
Salaries and benefits to total noninterest expense	52.27	51.67	50.89	19.35	50.25
Contribution margin (2)	60.41	60.37	60.22	60.22	60.64
Nonaccrual loans to loans	3.53	3.41	4.01	4.17	6.24
90 day past due loans to loans	.08	.13	.20	.23	.57
Annualized net charge offs as a percent of average loans	.19	2.01	1.99	8.87	1.24
(1)	Revenues equal tax-equivalent net interest income before loan loss expense, plus noninterest income.
(2)	Contribution margin equals revenues minus salaries and benefits, divided by revenues.

The following table shows revenue related performance statistics for the last five quarters:

(Dollars in thousands)	3rd Qtr 2010	2nd Qtr 2010	1st Qtr 2010	4th Qtr 2009	3rd Qtr 2009
Mortgage originations	$19,630	$19,788	$17,847	$17,925	$23,386
Trust revenues	47	55	59	47	52
Retail investment revenues	92	89	62	70	68
Revenues per FTE employee	35	35	34	34	34
Agency commissions per agency FTE employee (1)	29	24	24	21	28
(1) Agency commissions are property, casualty, life and health commissions produced by the insurance agency personnel.

The following table shows additional statistics for the Company at the end of the last five quarters:

	3rd Qtr 2010	2nd Qtr 2010	1st Qtr 2010	4th Qtr 2009	3rd Qtr 2009
Full-time equivalent employees	497	498	499	512	523
Number of noninterest-bearing deposit accounts	33,040	33,085	33,209	33,289	33,811

FIRST M & F CORPORATION

Net Interest Income

Net interest income before loan loss expenses for the first nine months of 2010 was $35.433 million as compared to $35.407 million for the first nine months of 2009. For the first nine months of 2010 compared to 2009: earning asset yields decreased by 34 basis points, liability costs decreased by 49 basis points, the net interest spread increased by 14 basis points and the net interest margin increased by 8 basis points.

Net interest income before loan loss expenses for the third quarter of 2010 was $12.294 million as compared to $12.298 million for the third quarter of 2009 and $11.898 million for the second quarter of 2010. For the third quarter of 2010 compared to the same quarter of 2009: earning asset yields decreased by 26 basis points, liability costs decreased by 50 basis points, the net interest spread increased by 24 basis points and the net interest margin increased by 20 basis points. For the third quarter of 2010 compared to the second quarter of 2010: earning asset yields increased by 3 basis points, liability costs decreased by 19 basis points, the net interest spread increased by 22 basis points and the net interest margin increased by 20 basis points.

Balance sheet dynamics affecting the comparative net interest margins for the first nine months of 2010 compared to 2009 include (1) a decrease of 7.52% in average loans held for investment, (2) a decrease in average loans as a percentage of earning assets from 76.43% in the first nine months of 2009 to 72.99% in the first nine months of 2010, (3) an increase in average interest-bearing deposits of 1.30%, (4) a decrease in average other borrowings of 34.29% and (5) an increase in average noninterest-bearing deposits as a percentage of total assets from 11.34% in 2009 to 13.80% in 2010.

Balance sheet dynamics affecting the comparative net interest margins for the third quarter of 2010 compared to 2009 include (1) a decrease of 4.90% in average loans held for investment, (2) an increase in average loans as a percentage of earning assets from 74.42% in the second quarter of 2009 to 75.58% in the second quarter of 2010, (3) a decrease in average interest-bearing deposits of 1.64%, (4) a decrease in average other borrowings of 48.71% and (5) an increase in average noninterest-bearing deposits as a percentage of total assets from 11.59% in 2009 to 14.50% in 2010.

Balance sheet dynamics affecting the comparative net interest margins for the third quarter of 2010 compared to the second quarter of 2010 include (1) an increase of .78% in average loans held for investment, (2) an increase in average loans as a percentage of earning assets from 72.19% in the second quarter of 2010 to 75.58% in the third quarter of 2010, (3) a decrease in average interest-bearing deposits of 2.95%, (4) a decrease in average other borrowings of 23.73% and (5) an increase in average noninterest-bearing deposits as a percentage of total assets from 13.91% in the second quarter of 2010 to 14.50% in the third quarter of 2010.

Yield and cost dynamics affecting the comparative net interest margins for the first nine months of 2010 compared to 2009 include (1) an increase of 2 basis points in yields on loans held for investment and for sale, (2) a decrease of 109 basis points in investment and short-term funds yields, (3) a decrease of 45 basis points in costs of deposits and (4) an increase of 6 basis points in costs of borrowings.

Yield and cost dynamics affecting the comparative net interest margins for the third quarter of 2010 compared to 2009 include (1) a decrease of 17 basis points in yields on loans held for investment and for sale, (2) a decrease of 62 basis points in investment and short-term funds yields, (3) a decrease of 43 basis points in costs of deposits and (4) an increase of 5 basis points in costs of borrowings.

Yield and cost dynamics affecting the comparative net interest margins for the third quarter of 2010 compared to the second quarter of 2010 include (1) a decrease of 16 basis points in yields on loans held for investment and for sale, (2) an increase of 21 basis points in investment and short-term funds yields, (3) a decrease of 15 basis points in costs of deposits and (4) a decrease of 24 basis points in costs of borrowings.

FIRST M & F CORPORATION

Net interest income was flat compared to the third quarter of 2009, with the net interest margin increasing to 3.60% on a tax equivalent basis in the third quarter of 2010 as compared to 3.40% in the third quarter of 2009. The significant contributors to the increase in net interest margin year over year was the improvement in spreads, primarily due to lower cost of funds followed by a trend downward in new nonaccrual loans. The net interest margin for the second quarter of 2010 was 3.40% as compared to 3.16% for the first quarter of 2010 and 3.28% for the fourth quarter of 2009.  Loan yields fell to 5.90% in the third quarter of 2010 from 6.07% in the third quarter of 2009. Loan yields decreased from the second quarter of 2010 to the third quarter as well as the Company strove to increase loan volumes in the face of tepid demand. Average loans were $1.052 billion for the third quarter of 2010 as compared to $1.045 billion for the second quarter of 2010 and $1.107 billion during the third quarter of 2009. Loans increased by $8.9 million in the third quarter of 2010 and fell by $4.3 million in the second quarter.

Deposit costs decreased in the third quarter of 2010 from the second quarter of 2010 and from the third quarter of 2009, in response to the continuing low rate environment.  Deposit costs were 1.60% in the third quarter of 2010 as compared to 2.03% in the third quarter of 2009. Deposits fell by $21.9 million during the third quarter of 2010 consistent with historic summertime runoff and have fallen $34.9 million since the third quarter of 2009. Management plans to continue to focus on core deposit growth for 2010 to encourage relationship-driven deposits as a stable source of funding.

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

FIRST M & F CORPORATION

The following table shows the components of the net interest margin for the second and third quarters of 2010 and 2009:

	Yields/Costs		Yields/Costs
	3rd Quarter, 2010	2nd Quarter, 2010	3rd Quarter, 2009	2nd Quarter, 2009
Interest bearing bank balances	0.31%	0.24%	0.11%	0.06%
Federal funds sold	0.24	0.24	0.22	0.23
Taxable investments	3.14	3.34	3.82	4.00
Tax-exempt investments	5.95	6.01	5.97	6.01
Loans held for sale	3.43	2.90	4.13	2.13
Loans held for investment	5.91	6.08	6.08	5.72
Earning asset yield	5.19	5.16	5.45	5.30

Interest checking	1.04	1.06	1.17	1.42
Money market deposits	1.11	1.13	1.18	1.33
Savings	1.27	1.28	1.41	1.51
Certificates of deposit	2.15	2.40	2.80	2.99
Short-term borrowings	0.33	0.57	0.82	1.08
Other borrowings	5.01	4.82	4.41	4.51
Cost of interest-bearing liabilities	1.82	2.01	2.32	2.46

Net interest spread	3.37	3.15	3.13	2.84
Effect of non-interest bearing deposits	.29	.30	.30	.31
Effect of leverage	(.06)	(.05)	(.03)	.01
Net interest margin, tax-equivalent	3.60	3.40	3.40	3.16
Less: Tax equivalent adjustments:
Investments	.06	.06	.08	.09
Loans	.02	.02	.02	.01
Reported book net interest margin	3.52%	3.32%	3.30%	3.06%

The following table shows the components of the net interest margin for the first nine months of 2010 and 2009:

	Yields/Costs
	September 2010	September 2009
Interest bearing bank balances	0.24%	0.12%
Federal funds sold	0.23	0.23
Taxable investments	3.33	4.18
Tax-exempt investments	5.98	6.02
Loans held for sale	2.95	3.31
Loans held for investment	5.97	5.94
Earning asset yield	5.12	5.46

Interest checking	1.06	1.32
Money market deposits	1.11	1.41
Savings	1.29	1.52
Certificates of deposit	2.35	2.94
Short-term borrowings	0.46	1.05
Other borrowings	4.86	4.51
Cost of interest-bearing liabilities	1.98	2.46

Net interest spread	3.14	3.00
Effect of non-interest bearing deposits	.29	.31
Effect of leverage	(.05)	(.01)
Net interest margin, tax-equivalent	3.38	3.30
Less: Tax equivalent adjustments:
Investments	.07	.09
Loans	.01	.01
Reported book net interest margin	3.30%	3.20%

FIRST M & F CORPORATION

The following table shows average balance sheets for the second and third quarters of 2010 and 2009:

(Dollars in thousands)
	3rd Quarter, 2010	2nd Quarter, 2010	3rd Quarter, 2009	2nd Quarter, 2009
Interest bearing bank balances	$29,023	$68,553	$14,850	$9,339
Federal funds sold	28,522	39,548	41,032	23,959
Taxable investments	235,439	243,858	260,003	250,023
Tax-exempt investments	39,743	41,696	54,940	57,091
Loans held for sale	5,320	6,363	7,235	7,036
Loans held for investment	1,046,242	1,038,148	1,100,109	1,131,370
Earning assets	1,384,289	1,438,166	1,478,169	1,478,818
Other assets	169,126	160,119	168,541	132,695
Total assets	$1,553,415	$1,598,285	$1,646,710	$1,611,513

Interest checking	$312,167	$322,791	$280,104	$280,952
Money market deposits	149,972	143,445	155,665	172,014
Savings deposits	115,332	113,983	112,684	113,799
Certificates of deposit	528,929	559,825	576,388	552,134
Short-term borrowings	17,583	10,728	12,556	9,013
Other borrowings	84,991	111,440	165,722	157,054
Interest-bearing liabilities	1,208,974	1,262,212	1,303,119	1,284,966
Noninterest-bearing deposits	225,223	222,318	190,917	184,716
Other liabilities	10,683	8,374	17,309	3,711
Stockholders’ equity	108,535	105,381	135,365	138,120
Liabilities and stockholders’ equity	$1,553,415	$1,598,285	$1,646,710	$1,611,513

Loans to earning assets	75.58%	72.19%	74.42%	76.51%
Loans to assets	67.35%	64.95%	66.81%	70.80%
Earning assets to assets	89.11%	89.98%	89.76%	91.77%
Noninterest-bearing deposits to assets	14.50%	13.91%	11.59%	11.46%
Equity to assets	6.99%	6.59%	8.22%	8.57%

The following table shows average balance sheets for the first nine months of 2010 and 2009:

(Dollars in thousands)
	September 2010	September 2009
Interest bearing bank balances	$59,409	$13,457
Federal funds sold	39,228	36,589
Taxable investments	238,443	233,965
Tax-exempt investments	42,635	57,284
Loans held for sale	7,707	7,746
Loans held for investment	1,046,819	1,131,950
Earning assets	1,434,241	1,480,991
Other assets	162,266	153,606
Total assets	$1,596,507	$1,634,597

Interest checking	$321,618	$274,984
Money market deposits	146,859	166,746
Savings deposits	113,870	113,706
Certificates of deposit	555,037	567,377
Short-term borrowings	14,029	10,587
Other borrowings	109,245	166,264
Interest-bearing liabilities	1,260,658	1,299,664
Noninterest-bearing deposits	220,272	185,319
Other liabilities	9,066	8,464
Stockholders’ equity	106,511	141,150
Liabilities and stockholders’ equity	$1,596,507	$1,634,597

Loans to earning assets	72.99%	76.43%
Loans to assets	65.57%	69.25%
Earning assets to assets	89.84%	90.60%
Noninterest-bearing deposits to assets	13.80%	11.34%
Equity to assets	6.67%	8.64%

FIRST M & F CORPORATION

Provision for Loan Losses

The accrual for the provision for loan losses for the first nine months of 2010 was $6.940 million as compared to $33.840 million for the first nine months of 2009. Net charge offs were $10.877 million for the first nine months of 2010 as compared to $26.063 million for the first nine months of 2009.

The accrual for the provision for loan losses for the third quarter of 2010 was $2.280 million as compared to $4.805 million for the third quarter of 2009. Net charge-offs were $504 thousand for the third quarter of 2010 as compared to $3.433 million for the third quarter of 2009. The allowance for loan losses as a percentage of loans was 1.92% at September 30, 2010, 2.27% at December 31, 2009, and 2.97% at September 30, 2009.

During the course of 2008 and 2009 the loan loss provision became more influenced by the effect of deteriorating real estate values on loans that are individually reviewed for impairment. The Credit Risk Management section of this discussion provides further details on the allowance provisioning process.

Non Interest Income

Noninterest income, excluding securities transactions, for the first nine months of 2010 was $14.252 million as compared to $15.515 million for the same period in 2009. For the first nine months of 2010 as compared to 2009: (1) deposit revenues decreased by $463 thousand, (2) mortgage banking revenues decreased by $286 thousand and (3) agency commissions decreased by $80 thousand.

Noninterest income, excluding securities transactions, for the third quarter of 2010 was $4.779 million as compared to $5.177 million for the same period in 2009 and $4.672 million in the second quarter of 2010. For the third quarter of 2010 as compared to the third quarter of 2009: (1) deposit revenues decreased by $175 thousand, (2) mortgage banking revenues decreased by $138 thousand and (3) agency commissions increased by $15 thousand. For the third quarter of 2010 as compared to the second quarter of 2010: (1) deposit revenues increased by $63 thousand, (2) mortgage banking revenues decreased by $139 thousand and (3) agency commissions increased by $177 thousand.

The third quarter of 2010 showed a decrease of 6.24% from the third quarter of 2009 and a 2.46% increase from the second quarter of 2010 in deposit revenues. Overdraft fee revenues, which comprise approximately 61% of deposit revenues, decreased by 15.97% from the third quarter of 2009 to the third quarter of 2010 and increased by 3.14% from the second quarter of 2010 to the third quarter of 2010. The decline in the third quarter of 2010 from the third quarter of 2009 was due to decreased item volumes. The increase in the third quarter of 2010 from the second quarter of 2010 was due to increased item volumes. Overdraft fees are per item charges applied to each check paid on an overdrawn account or returned. The per item fee is determined by the Company’s pricing committee and is based primarily on the competitive market prices as well as on costs associated with processing the items. The majority of the volumes of overdraft items processed come from customers in the Company’s overdraft protection program which grants overdraft limits to customers, generally allows account activity up to the overdraft limit balance, and requires that accounts have positive balances at some point within a thirty day period. Overdrafts are considered loans for accounting purposes and therefore are subject to the Company’s loan accounting policies concerning the charging off of accounts to the allowance for loan losses. Interest charged on overdrawn balances, based on the Federal discount rate, is recorded as interest on loans. The overdraft protection program is designed to help customers with their cash flow needs and is not extended to individuals who are poor credit risks. Debit card revenues increased by 27.82% from the third quarter of 2009 to the third quarter of 2010 and increased by 1.70% from the second quarter of 2010 to the third quarter of 2010.

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

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30		September 30
	2010	2009	2010	2009
Service charge revenues	$322	$252	$964	$815
Debit/ATM card revenues	701	641	2,026	2,039
Overdraft fee revenues	1,606	1,911	4,685	5,284
Service charges on deposit accounts	$2,629	$2,804	$7,675	$8,138

Mortgage banking income decreased by 29.49% from the third quarter of 2009 to the third quarter of 2010 and decreased by 29.64% from the second quarter of 2010 to the third quarter of 2010. Mortgage originations decreased by 16.06% from the third quarter of 2009 to the third quarter of 2010 and decreased by .80% from the second quarter of 2010 to the third quarter of 2010. For 2009 mortgage rates hit their peak in June at 5.59%. Rates continued to slowly decrease, hitting their low point of 4.71% in December. Mortgage rates fell steadily in 2010 from a high of 5.21% in April to a low of 4.32% in September. The first quarter of 2010 showed a loss of momentum in refinancing that had driven much of the 2009 performance. This trend continued into the second quarter. However, new loan origination activity picked up during the second quarter of 2010 as rates fell from 4.99% at the end of March to 4.69% at the end of June. The steady decline in rates during the third quarter of 2010 resulted in the largest quarter of refinancing for the year. During the first nine months of 2010 approximately 53.68% of originations were for refinancing purposes while for the calendar year 2009 approximately 69.27% of originations were for refinancing purposes. The Federal Reserve ended its program of purchasing mortgage-backed securities as of March 31, 2010. This policy move, coupled with a weak economy and the ending of the first-time home buyer tax credit could keep mortgage origination volume down for the foreseeable future.

Agency commission income increased by 1.37% from the third quarter of 2009 to the third quarter of 2010 and increased by 18.93% from the second quarter of 2010 to the third quarter of 2010. For the third quarter of 2010 as compared to the third quarter of 2009, property, casualty, health and life commissions increased by 4.13%. Insurance commission revenues are expected to be influenced by economic activity, as consumers and businesses alike are reducing spending.

The Company sold $9.902 million of U.S. government-sponsored enterprise securities and $9.065 million of mortgage-backed securities for gains of approximately $672 thousand during the second quarter of 2010. The Company sold $19.942 million of mortgage-backed securities and $5.387 million of municipal bonds for gains of approximately $1.090 million during the first quarter of 2010. There were no sales of securities during the third quarter of 2010. The proceeds from the sale of the mortgage-backed securities, coupled with payments received from mortgage-backed securities, were redeployed back into the mortgage-backed portfolio. The proceeds from sales and maturities of municipal bonds and calls of U.S. government sponsored enterprise bonds were reinvested into securities of U.S. government sponsored enterprises, most of which had three to five year maturities.

FIRST M & F CORPORATION

The Company owns certain beneficial interests in collateralized debt obligations that own bank trust preferred securities. These beneficial interests are tested for impairment on a quarterly basis. Two of the beneficial interests, Trapeza I and MM Community Funding IX failed impairment tests at March 31, 2010. Three of the beneficial interests, Trapeza II, Tpref Funding II and MM Community Funding IX failed impairment tests at June 30, 2010. The Trapeza II and MM Community Funding IX beneficial interests failed impairment tests at September 30, 2010. The Trapeza I beneficial interest previously failed an impairment test at June 30, 2009 while the Trapeza II, Tpref Funding II and  MM Community Funding IX beneficial interests failed impairment tests at December 31, 2009 due primarily to collateral defaults and the subordinate position of the interests as compared to other senior securities in the CDOs. Management determined that the credit-related portion of the first quarter 2010 impairments was $202 thousand, the credit-related portion of the second quarter 2010 impairments was $164 thousand and the credit-related portion of the third quarter 2010 impairments was $37 thousand.

The following table summarizes certain financial information about the trust preferred security-backed CDOs at the balance sheet date.

As of September 30, 2010
(Dollars in thousands)							Deferrals and
					Moody’s	Number of	Defaults as
		Book	Fair	Unrealized	Credit	Banks in	a Percent	Excess
Name of Issuer	Class	Value	Value	Loss	Rating	Issuance	of Collateral	Subordination
Trapeza I 2002-1A	C1	$474	$83	$391	C	25	43.09%	0.00%
Trapeza II 2003-2A	C1	988	195	793	Ca	37	37.04	0.00
Tpref Funding II	B	838	208	630	Caa3	34	34.47	0.00
Trapeza V 2003-5A	C1	832	129	703	Ca	43	29.30	0.00
MM Community Funding IX	B1	636	190	446	Caa3	33	42.95	0.00
		$3,768	$805	$2,963

Significant components of other income for the second and third quarters of 2010 and 2009 are contained in the following table:

(Dollars in thousands)	3Q2010	2Q2010	3Q2009	2Q2009
Agency profit-sharing revenues	$-	$1	$-	$8
Loan fees	96	102	185	111
Gains on student loan sales	6	77	2	32
Loss on bankers bank stock	-	-	-	(78)
All other income	322	208	401	333
Total other income	$424	$388	$488	$406

Agency profit-sharing revenues are profit sharing distributions received by M&F Insurance Group, Inc. from its underwriting companies generally based on the amount of business written during the previous year adjusted for claims incurred.

The Company has a strategy to increase noninterest revenues as a proportion of total revenues over time. Noninterest revenues as a percentage of total revenues decreased from 29.81% in the third quarter of 2009 to 27.42% in the third quarter of 2010, and decreased from 29.98% in the second quarter of 2010 to 27.42% in the third quarter of 2010. Another metric that the Company monitors is revenues per full-time employee, which were approximately $35 thousand per employee for the third and second quarters of 2010 as compared to $34 thousand for the third quarter of 2009 and $31 thousand for the second quarter of 2009. Insurance product revenues per producer remained fairly constant at $29 thousand per producer for the third quarter of 2010 as compared to $28 thousand per producer for the third quarter of 2009. Management’s strategic focus is to improve revenues generated per employee while maintaining stability in revenue growth by increasing the mix of noninterest revenues to total revenues.

FIRST M & F CORPORATION

Non Interest Expense

Noninterest expenses decreased by 7.28% from the third quarter of 2009 to the third quarter of 2010 and decreased by 1.73% from the second quarter of 2010 to the third quarter of 2010.

Salary and benefit expenses, which comprise approximately 50% of noninterest expenses, decreased by 3.56% from the third quarter of 2009 to the third quarter of 2010 and decreased by .58% from the second quarter of 2010 to the third quarter of 2010. The number of full-time equivalent employees was 497 at September 30, 2010, 498 at June 30, 2010, 523 at September 30, 2009, and 529 at June 30, 2009. Foreclosed property expenses increased significantly in 2009 over 2008 commensurate with an increase in other real estate foreclosures beginning in the second half of 2008. Management expects expenses and losses related to foreclosed properties to continue to be a significant expense through 2010 as the Company continues to foreclose on non-performing loans and dispose of the properties in a weak real estate market.

The components of foreclosed property expenses for the second and third quarters of 2010 and 2009 are contained in the following table:

(Dollars in thousands)	3Q2010	2Q2010	3Q2009	2Q2009
(Gains) losses on sales of other real estate	$(192)	$(98)	$37	$428
Write-downs of other real estate	233	465	30	893
Other real estate expenses	189	109	460	217
Rental income on other real estate properties	(64)	(57)	(19)	(12)
Total foreclosed property expenses	$166	$419	$508	$1,526

FDIC insurance assessments increased by 7.73% from the third quarter of 2009 to the third quarter of 2010 and decreased by 3.69% from the second quarter of 2010 to the third quarter of 2010. The primary causes of the increase from the third quarter of 2009 to the third quarter of 2010 were an increase in deposits, a 10% increase in assessment rates and an increase in deposits insured in the Temporary Liquidity Guarantee Program.

Significant components of other expense for the second and third quarters of 2010 and 2009 are contained in the following table:

(Dollars in thousands)	3Q2010	2Q2010	3Q2009	2Q2009
Postage and shipping	$227	$212	$236	$223
Supplies	176	177	210	198
Legal expenses	323	313	223	288
Other professional expenses	182	254	197	174
Insurance expenses	238	114	239	82
Debit card processing expenses	208	178	157	146
All other expenses	1,374	1,309	1,506	1,565
Total other expense	$2,728	$2,557	$2,768	$2,676

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

Income Taxes

The average tax rate for the first nine months of 2010 was 19.74%. The Company paid approximately $217 thousand in assessments related to an audit of its Mississippi returns for the tax years 2005 through 2007. The effect of the assessment on income tax expense, net of resulting refunds due from other state jurisdictions for the same tax years, was $88 thousand.

Due to a significant addition to the provision for loan losses, a non-tax deductible goodwill impairment charge and other intangible asset impairments the Company incurred pre-tax losses and accrued an income tax benefit for the first nine months of 2009. At September 30, 2010, the Company had a current tax benefit receivable of $8.498 million and a deferred tax asset of $13.186 million. Over the past five years prior to 2009 the Company had paid annual federal taxes ranging from $3.500 million to $5.200 million. Management expects that the current tax benefits generated due to the 2008 and 2009 credit-related losses will be realized through carry-backs to prior tax years and through carry-forwards. Management has also reviewed its deferred tax assets and determined that it is more likely than not that the deferred tax assets will be realized and therefore no valuation allowance has been accrued. The Company expects to utilize the tax benefits implicit in the deferred tax asset in the foreseeable future when (1) current tax benefits increase as losses are realized through loan charge-offs and collateral foreclosures and dispositions and (2) future earnings become sufficient to absorb the deductions. The following table shows the differences between actual income tax expense (benefit) and expected income tax expense (benefit), listing significant items that affected the average tax rate for each period:

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Amount computed using the Federal statutory rates on income (loss) before taxes	$561	$(432)	$1,427	$(14,922)
Increase (decrease) resulting from:
State income tax expense (benefit), net of Federal effect	32	(112)	219	(1,067)
Tax exempt income, net of disallowed interest deduction	(144)	(193)	(457)	(586)
Life insurance income	(48)	(68)	(164)	(192)
Goodwill impairment expense	-	-	-	5,372
Low income housing tax credits	(83)	-	(248)	-
Other, net	89	(332)	51	6
Total income tax expense (benefit)	$407	$(1,137)	$828	$(11,389)

The Company had no material recognized uncertain tax positions as of September 30, 2009 or 2010 and therefore did not have any tax accruals during the third quarters of 2009 or 2010 related to uncertain positions.

FIRST M & F CORPORATION

Assets and Liabilities

Assets decreased by 7.74% from September 30, 2009 to September 30, 2010, and decreased by 7.00% from December 31, 2009. Investments decreased by 10.17% from September 30, 2009 to September 30, 2010, and decreased by 4.25% from December 31, 2009.

The following table shows net changes in the major balance sheet categories for the quarter-to-date and year-to-date as of September 30, 2010 and 2009.

	September 30, 2010		September 30, 2009
(Dollars in thousands)	Net Change		Net Change
	QTD	YTD	QTD	YTD
Cash and due from banks	$2,019	$(6,214)	$(3,319)	$(8,929)
Interest-bearing bank balances
and Federal funds sold	(26,545)	(96,906)	85,126	92,028
Securities available for sale	(10,041)	(12,083)	(27,620)	76,160
Loans held for sale	(591)	(6,373)	1,829	(972)
Loans held for investment	8,898	(11,327)	(8,633)	(77,487)
Allowance for loan losses	(1,776)	3,937	(1,372)	(7,777)
Other real estate	7,400	15,053	5,539	17,053
Other assets	(1,119)	(2,420)	(404)	(10,472)
Total assets	$(21,755)	$(116,333)	$51,146	$79,604

Total deposits	(21,932)	(66,384)	47,270	95,430
Total borrowings	(93)	(55,326)	3,160	(15,360)
Other liabilities	(780)	1,250	(377)	1,752
Stockholders’ equity	1,050	4,127	1,093	(2,218)
Total liabilities and equity	$(21,755)	$(116,333)	$51,146	$79,604

During 2010 short-term interest-bearing assets were used to fund decreases in deposits and borrowings in an effort to reduce leverage within the balance sheet. In contrast, liquidity was built up during the first nine months of 2009 with much of the liquidity accumulation occurring during the third quarter as securities were liquidated primarily through calls, maturities and principal payments and as deposits increased. During 2010 the Company purchased approximately $123.543 million of investment securities, evenly distributed between mortgage-backed securities and securities of U. S. government sponsored enterprises. All of the purchases were funded through securities sales, calls, maturities and principal payments. Excess funds from these liquidations, along with short-term interest-bearing cash balances were used to fund third quarter loan growth and deposit outflows. Approximately $13.997 million of the securities purchases in 2010 occurred during the third quarter while substantially all of the securities sales occurred during the first six months.

Construction loans decreased by 136 in numbers and by $38.180 million in balances during the first nine months of 2010. During the  third quarter of 2010 construction loans decreased by 41 in numbers and by $9.167 million in balances. These reductions resulted from management’s continued efforts to cure and remove problem loans. Other commercial real estate loans increased by $21.123 million during 2010 with $20.343 million of the increase occurring during the third quarter. All other loan categories remained relatively unchanged during the third quarter of 2010. Loans not secured by real estate represented 17.52% of loans held for investment at September 30, 2010 and 16.50% at December 31, 2009 with most of the increase occurring during the second quarter in the commercial loan segment. The diversification of the loan portfolio is a continuing effort as management has re-emphasized small business lending and agricultural lending and added lenders with small business and SBA expertise as well as timberland expertise.

Management expects that the loan portfolio’s change in size over the next year will depend on the volume of real estate-related and other problem loans that are moved out of the portfolio as well as the strength of the economy as it relates to consumer, small business and timber loans. Loans as a percent of total assets were 67.70% at September 30, 2010, 63.64% at December 31, 2009, and 65.56% at September 30, 2009.

FIRST M & F CORPORATION

The following table shows loans held for investment by type as of September 30, 2010, December 31, 2009, and September 30, 2009:

(Dollars in thousands)	September 30, 2010	December 31, 2009	September 30, 2009
Commercial real estate	$626,747	$643,804	$677,777
Residential real estate	196,299	195,361	197,760
Home equity lines	40,523	44,560	44,250
Commercial, financial and agricultural	130,596	120,415	124,836
Consumer	45,124	44,586	44,318
Other loans	7,724	9,614	10,167
Total	$1,047,013	$1,058,340	$1,099,108

Mortgages held for sale	$3,893	$3,118	$2,255
Student loans held for sale	-	7,148	4,471

Deposits decreased by 2.57% from September 30, 2009 to September 30, 2010, and decreased by 4.78% from December 31, 2009. The following table shows the breakdown by deposit category of core deposit and public funds deposit changes from December 31, 2009 to September 30, 2010:

	Core Customers		Public Funds		Total Deposits
(Dollars in thousands)	Increase (Decrease)		Increase (Decrease)		Increase (Decrease)
	Amt.	Pct.	Amt.	Pct.	Amt.	Pct.
Noninterest-bearing	$(14,096)	(6.66)%	$6,073	35.98%	$(8,023)	(3.51)%
NOW	4,087	1.99	(6,099)	(5.85)	(2,012)	(0.65)
MMDA	18,226	13.94	(16,841)	(54.69)	1,385	0.86
Savings	4,453	3.96	(42)	(15.16)	4,411	3.91
Customer CDs	(38,362)	(7.42)	(22,478)	(56.09)	(60,840)	(10.93)
Brokered CDs	(3,113)	(21.02)	1,808	42.43	(1,305)	(6.84)
Total	$(28,805)	(2.42)%	$(37,579)	(19.12)%	$(66,384)	(4.78)%

A decrease in customer certificates of deposit represented 91.65% of the total 2010 year-to-date decrease in deposits. Both core customer deposits and public funds deposits decreased, with core customer certificates of deposit making up approximately 63.05% of the total decrease in certificates of deposit. The decrease resulted primarily from the Company’s more conservative pricing strategy prompted by the low funding requirements for loan growth. Approximately half of the year-to-date decrease in certificates of deposit occurred during the third quarter. MMDA deposits grew by $17.157 million during the third quarter after having decreased by $15.772 million, almost exclusively in public funds accounts, during the first half of the year. Approximately $10.804 million of the third quarter increase occurred in two commercial accounts. Approximately $7.052 million of the third quarter increase was due to an increase in business in core customer accounts. Balances in the interest-bearing Summit Checking account, the sales leader for 2009, increased by $9.684 million for the first nine months of 2010 and by $854 thousand during the third quarter of 2010. Summit balances increased by $19.636 million for the first nine months of 2009 and decreased by $578 thousand during the third quarter of 2009. The Summit Checking account is designed to pay a premium deposit rate if the customer meets certain criteria related to electronic banking and debit card transaction activity. Summit accounts are classified as NOW accounts. Noninterest-bearing deposits represented 16.69% of total deposits at September 30 2010 as compared to 16.95% at June 30, 2010 and 14.52% at September 30, 2009. The Company’s long-term strategy is to build the core customer deposit base and rely less on borrowed funds as a primary source of liquidity. A source of deposits available to the Company is the brokered CD market which is used when funding is needed within a short period of time. Additionally, when borrowed funds are less costly than time deposits or brokered deposits, the Company may still look to those sources to help maintain the spread between the yield on earning assets and the cost of funds.

FIRST M & F CORPORATION

The following table shows the deposit mix as of September 30, 2010, December 31, 2009, and September 30, 2009:

(Dollars in thousands)	September 30, 2010	December 31, 2009	September 30, 2009
Noninterest-bearing demand	$220,556	$228,579	$196,999
NOW deposits	307,533	309,545	294,303
Money market deposits	162,955	161,570	155,858
Savings deposits	117,175	112,764	112,370
Certificates of deposit	495,893	556,733	580,878
Brokered certificates of deposit	17,767	19,072	16,409
Total	$1,321,879	$1,388,263	$1,356,817

The following table shows the mix of public funds deposits as of September 30, 2010, December 31, 2009, and September 30, 2009:

(Dollars in thousands)	September 30, 2010	December 31, 2009	September 30, 2009
Noninterest-bearing demand	$22,950	$16,877	$19,925
NOW deposits	98,148	104,247	100,968
Money market deposits	13,952	30,793	22,439
Savings deposits	235	277	291
Certificates of deposit	17,594	40,072	76,998
Brokered certificates of deposit	6,069	4,261	3,451
Total	$158,948	$196,527	$224,072

Other borrowings decreased by $83.610 million from September 30, 2009 to September 30, 2010 and by $72.369 million from December 31, 2009. The decreases in borrowings were primarily funded through liquidity provided by loan portfolio paydowns, maturities of investment securities and the use of short-term liquid assets such as federal funds sold. Amounts of borrowings maturing within one year decreased from 62.20% of other borrowings at December 31, 2009 to 18.43% at September 30, 2010. Management intends to allow borrowings to decrease as they mature while deposits are used as a primary source of funding.

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

FIRST M & F CORPORATION

Equity

The Company’s and Bank’s regulatory capital ratios at September 30, 2010, as disclosed in Note 11 to the financial statements, “Regulatory Matters,” are in excess of the minimum requirements and qualify the institution as “well capitalized” under the risk-based capital regulations.

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

On September 29, 2010 the Company issued 30,000 shares of Class B, Series CD Preferred Stock to the U. S. Treasury to redeem the Series A Preferred Stock. The Class B, Series CD shares were issued through the U. S. Treasury’s Community Development Capital Initiative, which is available to Community Development Financial Institutions. The Company’s banking subsidiary, M&F Bank, was certified by the U. S. Treasury as a Community Development Financial Institution (CDFI) on September 28, 2010.

Cumulative dividends on the Class B, Series CD Preferred Stock will accrue on the $1,000 liquidation preference at a rate of 2% per annum for the first eight years, and at a rate of 9% per annum thereafter but will be paid only if, as, and when declared by the Company’s Board of Directors. The rate may increase to 5% in the event that M&F Bank fails to re-qualify as a CDFI three years after the initial certification, and that re-qualifying failure remains uncured for 180 days. If the bank continues to fail to re-qualify for an additional 90 days, the rate increases to 9% until the bank is once again re-qualified as a CDFI. The Class B, Series CD Preferred Stock has no maturity date and ranks senior to the Common Stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company. The Class B, Series CD Preferred Stock is generally non-voting.

The Company may redeem the Class B, Series CD Preferred Stock in whole or in part at $1,000 per share at any time, subject to the consent of the Federal Reserve Bank of St. Louis, which is the Company’s primary Federal banking regulator, and the U.S. Treasury Department.

The terms of the Exchange agreement with the U. S. Treasury specify that the Company may not pay common dividends in excess of the aggregate per share dividends for the immediately prior fiscal year. This will limit future dividends to the current rate of $.01 per share per quarter or $.04 per share per year.

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

FIRST M & F CORPORATION

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

The Company’s stock is publicly traded on the NASDAQ Global Select Market, also providing an avenue for additional capital if it is needed. The Company’s shares have traded at a rate of approximately 7,000 shares per day during 2010. The stock price was listed at $3.38 per share on September 30, 2010.

The ratio of capital to assets stood at 7.03% at September 30, 2010, 6.29% at December 31, 2009, and 7.98% at September 30, 2009, with risk-based capital ratios in excess of the regulatory requirements. The Company’s regulatory capital ratios for 2010 and 2009 are summarized in Note 11 – Regulatory Matters of the financial statements included in Item 1, Financial Statements (unaudited)  in this Form 10-Q.

Interest Rate Risk and Liquidity Management

Responsibility for managing the Company’s program for controlling and monitoring interest rate risk and liquidity risk and for maintaining income stability, given the Company’s exposure to changes in interest rates, is vested in the asset/liability committee. Appropriate policy and guidelines, approved by the board of directors, govern these actions. Monitoring is primarily accomplished through monthly reviews and analysis of asset and liability repricing opportunities, market conditions and expectations for the economy. Cash flow analyses are also used to project short-term interest rate risks and liquidity risks. Management believes, at September 30, 2010, there is adequate flexibility to alter the current rate and maturity structures as necessary to minimize the exposure to changes in interest rates, should they occur. The Company is currently in a positive gap position for assets and liabilities repricing within the next year. This generally means that for assets and liabilities maturing and repricing within the next 12 months, the Company is positioned for more assets to reprice than the amount of liabilities repricing.

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

Approximately 67.00% of the $37.082 million in nonaccrual loans at September 30, 2010 were in construction and development and commercial real estate loans. These nonaccrual balances consisted of several large loans rather than a great many small loans.

The following table summarizes the number and amount of nonaccrual construction and land development loans of $500 thousand or more at the end of each quarter from September 30, 2009 through September 30, 2010.

(Dollars in thousands)
	Number of Loans	Amount
Balance at 09/30/09	20	$36,050

Balance at 12/31/09	13	19,297

Balance at 03/31/10	10	14,980

Balance at 06/30/10	9	13,213

Balance at 09/30/10	7	8,581

The following table summarizes the number and amount of nonaccrual commercial real estate loans of $500 thousand or more at the end of each quarter from September 30, 2009 through September 30, 2010.

(Dollars in thousands)
	Number of Loans	Amount
Balance at 09/30/09	7	$7,595

Balance at 12/31/09	2	3,496

Balance at 03/31/10	5	7,419

Balance at 06/30/10	5	5,032

Balance at 09/30/10	6	10,526

FIRST M & F CORPORATION

The following tables list construction and commercial real estate loans, along with their impairment allowances, that were in non-accrual status and had balances of $500 thousand or more at September 30, 2010.

	Seven Largest Construction Loans
(Dollars in thousands)	Non-accrual	Charged Off	Charged Off	Impairment
Note, Market	Balance	Prior to 2010	In 2010	Allowance
1. Inverness, AL	$1,999	$1,419	$-	$-
2. Inverness, AL	1,832	-	468	250
3. Niceville, FL	1,465	2,675	-	-
4. Inverness, AL	1,393	1,020	-	125
5. Madison, MS	803	515	-	-
6. Brandon, MS	586	115	-	321
7. Chelsea, AL	504	-	-	161
Totals	$8,582	$5,744	$468	$857

	Six Largest Commercial Real Estate Loans
(Dollars in thousands)	Non-accrual	Charged Off	Charged Off	Impairment
Note, Market	Balance	Prior to 2010	In 2010	Allowance
8. Niceville, FL	$2,700	$-	$1,360	$303
9. Niceville, FL	2,455	-	-	200
10. Cordova, TN	2,123	-	-	778
11. Southaven, MS	2,097	-	-	-
12. Niceville, FL	598	-	-	-
13. Olive Branch, MS	552	-	-	-
Totals	$10,525	$-	$1,360	$1,281

FIRST M & F CORPORATION

The following table summarizes information relevant to the impairment determinations for the seven largest construction and development loans and the six largest commercial real estate loans that were in non-accrual status at September 30, 2010.

			Non-accrual	Impairment	Information
(Dollars in thousands)	Type of	Type of	Balance	Allowance	Supporting
Note, Market	Borrower	Collateral	09/30/10	09/30/10	Allowance
1. Inverness, AL	Commercial Developer	Commercial Subdivision	$1,999	$-	Appraisal dated 09/29/10

2. Inverness, AL	Commercial Developer	Commercial	1,832	250	Appraisal dated 05/14/09

3. Niceville, FL	Residential Developer	Residential Subdivision	1,465	-	Appraisal dated 11/23/09

4. Inverness, AL	Commercial Developer	Commercial	1,393	125	Appraisal dated 10/03/08

5. Madison, MS	Residential Developer	Residential Subdivision	803	-	Appraisal dated 09/30/09

6. Brandon, MS	Commercial Developer	Vacant Land	586	321	Appraisal dated 03/28/07

7. Chelsea, AL	Commercial	Commercial Property	504	161	Appraisal dated 08/19/10

8. Niceville, FL	Commercial	Commercial Property	2,700	303	Appraisal dated 02/24/10

9. Niceville, FL	Commercial	Commercial Property	2,455	200	Appraisal dated 03/02/09

10. Cordova, TN	Commercial	Commercial Property	2,123	778	Appraisal dated 06/23/09

11. Southaven, MS	Commercial	Commercial Property	2,097	-	Appraisal dated 05/06/09

12. Niceville, FL	Commercial	Commercial Property	598	-	Appraisal dated 01/30/09

13. Olive Branch, MS	Commercial	Commercial Property	552	-	Appraisal dated 07/08/10

Additions to the impairment allowance and the non-accrual loan balances in 2009 occurred primarily in construction and land development loans. Many of these loans were foreclosed on during 2009 and into 2010. Many remaining nonaccrual loans were written down to their collateral values, resulting in smaller allowances for loan losses remaining for nonaccrual loans at the end of 2009 and at September 30, 2010.

FIRST M & F CORPORATION

The following table shows a distribution of the totals for construction loans evaluated for impairment and the impairment allowances allocated to those loans at September 30, 2010 and December 31, 2009.

	September 30, 2010		December 31, 2009
(Dollars in thousands)	Loan	Impairment	Loan	Impairment
	Balance	Allowance	Balance	Allowance
Non-accrual loans	$11,887	$886	$25,655	$36
Accruing loans with an allowance	12,534	2,725	16,646	6,028
Accruing loans without an allowance	12,519	-	11,758	-
Total	$36,940	$3,611	$54,059	$6,064

The following table shows a distribution of the totals for commercial real estate loans evaluated for impairment and the impairment allowances allocated to those loans at September 30, 2010 and December 31, 2009.

	September 30, 2010		December 31, 2009
(Dollars in thousands)	Loan	Impairment	Loan	Impairment
	Balance	Allowance	Balance	Allowance
Non-accrual loans	$12,958	$1,281	$5,001	$-
Accruing loans with an allowance	4,277	895	19,962	3,621
Accruing loans without an allowance	38,402	-	23,149	-
Total	$55,637	$2,176	$48,112	$3,621

Included in the accruing loans that had impairments at the end of 2009, one in the Oxford, Mississippi market had an outstanding balance of $9.761 million with an impairment allowance of $1.405 million. Another significant loan with an impairment allowance at the end of 2009 was a loan in the Niceville, Florida market with an outstanding balance of $4.060 million and an impairment allowance of $870 thousand. Both loans were subsequently written down during the first quarter of 2010 by a total amount of $2.765 million and did not require an impairment allowance as of March 31, 2010. During the second quarter of 2010 an accruing loan in the Madison, Mississippi market with an outstanding balance of $8.517 million was added to the impaired loan inventory with no impairment allowance required. The Oxford and Madison, Mississippi loans made up the majority of the increase from December 31, 2009 to September 30, 2010 in the balance of impaired commercial real estate loans not requiring an allowance.

FIRST M & F CORPORATION

The following table shows the trend in credit quality related to the largest segments of the real estate loan portfolio.

		Past Due	Past Due
		30 – 89	90 Days
		Days	Or More		Year-To-
(Dollars in thousands)	Outstanding	And Still	And Still		Date Net
	Balances	Accruing	Accruing	Nonaccrual	Charge-Offs
Construction and development loans:
09/30/10	$96,848	$979	$430	$11,887	$2,628
06/30/10	106,015	2,495	79	17,092	2,816
03/31/10	108,574	2,434	352	20,363	852
12/31/09	123,254	3,119	901	25,655	38,713

Loans secured by 1-4 family properties:
09/30/10	$236,822	$2,422	$319	$5,001	$936
06/30/10	237,801	2,538	123	4,106	812
03/31/10	238,904	2,984	440	4,545	288
12/31/09	239,921	4,512	312	4,490	3,362

Commercial real estate-secured loans:
09/30/10	$446,511	$2,133	$44	$12,958	$3,153
06/30/10	433,409	5,949	-	7,122	3,131
03/31/10	437,642	7,516	46	8,453	3,132
12/31/09	440,560	12,555	1,208	5,001	2,611

The following table shows overall statistics for non-performing loans and other assets of the Company:

(Dollars in thousands)	September 30	December 31	September 30
	2010	2009	2009
Nonaccrual loans	$37,082	$44,549	$69,019
Other real estate	38,631	23,578	28,114
Nonaccrual investment securities	596	825	610

Total non-performing assets	$76,309	$68,952	$97,743

Past due 90 days or more and still accruing interest	$858	$2,479	$6,351
Restructured loans (accruing)	18,518	4,620	3,664

Ratios:
Nonaccrual loans to loans	3.53%	4.17%	6.24%
Past due 90 day loans to loans	.08%	.23%	.57%
Non-performing credit assets to loans and other real estate	6.95%	6.24%	8.57%
Non-performing assets to assets	4.93%	4.15%	5.83%

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

FIRST M & F CORPORATION

Off-Balance Sheet Arrangements

The Company’s primary off-balance sheet arrangements are in the form of loan commitments and operating lease commitments. At September 30, 2010, the Company had $125.496 million in unused loan commitments outstanding. Of these commitments, $91.818 million mature in one year or less. Lines of credit are established using the credit policy of the Company concerning the lending of money.

Letters of credit are used to facilitate the borrowers’ business and are usually related to the acquisition of inventory or of assets to be used in the customers’ business. Letters of credit are generally secured and are underwritten using the same standards as traditional commercial loans. Most standby letters of credit expire without being presented for payment. However, the presentment of a standby letter of credit would create a loan receivable from the Bank’s loan customer. The Bank’s asset-based lending subsidiary uses commercial letters of credit to facilitate the purchase of inventory items by its customers. There were no commercial letters of credit outstanding at the end of the third quarter. At September 30, 2010, the Company had $6.182 million in financial standby letters of credit issued and outstanding.

At September 30, 2010, there were no standby letters of credit issued on the Company’s behalf by a Federal Home Loan Bank (FHLB). At December 31, 2009, there were $100 thousand in standby letters of credit issued on the Company’s behalf by a Federal Home Loan Bank (FHLB). The Company typically uses these letters of credit as additional collateral on public funds deposits and is obligated to the Federal Home Loan Bank if the letters of credit must be drawn upon.

Liabilities of $16 thousand at September 30, 2010 and $37 thousand at September 30, 2009 are recognized in Other Liabilities related to the obligation to stand ready to perform related to standby letters of credit.

The Company makes commitments to originate mortgage loans that will be held for sale. The total commitments to originate mortgages to be held for sale were $6.551 million at September 30, 2010. These commitments are accounted for as derivatives and are marked to fair value with changes in fair value recorded in mortgage banking income. At September 30, 2010, mortgage origination-related derivatives with positive fair values of $9 thousand were included in other assets and derivatives with negative fair values of $26 thousand were included in other liabilities.

The Company also engages in forward sales contracts with mortgage investors to purchase mortgages held for sale. Those forward sale agreements that have a determined price and expiration date are accounted for as derivatives and marked to fair value through mortgage banking income. At September 30, 2010, the Company had $7.054 million in locked forward sales agreements in place. At September 30, 2010, forward sale-related derivatives with positive fair values of $18 thousand were included in other assets and derivatives with negative fair values of $18 thousand were included in other liabilities.

Mortgages that are sold generally have recourse until the first payment is made. The Company may also be required to repurchase mortgages that do not conform to FNMA or FHA underwriting standards or that contain critical documentation errors or fraud. The Company has not sustained any recourse-related losses in its mortgage program and the repurchase of mortgages has been an extremely rare event. Mortgages sold that had not reached the first payment date were $7.758 million at September 30, 2010. No recourse liability was recorded for these mortgages.

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

FIRST M & F CORPORATION

Fair Value

Certain of the Company’s assets and liabilities are financial instruments carried at fair value. This includes securities available for sale and mortgage-related derivatives. Most of the assets and liabilities carried at fair value are based on either quoted market prices, market prices for similar instruments or market data for the instruments being valued. At September 30, 2010, less than 1% of assets measured at fair value were based on significant unobservable inputs.

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

Interest rate shock analysis shows that the Company will experience a 0.25% decrease over 12 months in its net interest income with a gradual (12 month ramp) and sustained 100 basis point decrease in interest rates. A gradual and sustained increase in interest rates of 200 basis points will result in a .17% increase in net interest income.

An analysis of the change in market value of equity shows how an interest rate shock will affect the difference between the market value of assets and the market value of liabilities. With all financial instruments being stated at market value, the market value of equity will increase by 6.13% with an immediate and sustained increase in interest rates of 100 basis points. The market value of equity will decrease by 12.33% with an immediate and sustained decrease in interest rates of 100 basis points.

The Company had no hedging instruments in place at September 30, 2010.

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

As of September 30, 2010, (the "Evaluation Date"), the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as defined in the Exchange Act Rules.  Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are sufficiently effective to ensure that material information relating to the Company and required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. During the last quarter ended September 30, 2010 there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date : November 15, 2010

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