Form 10-K
period 2010-12-31
FIRST M&F CORP/MS
filed 2011-03-15
CIK 320387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐Yes   ☒ No

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

Large accelerated filer ☐            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes    ☒ No

Based on the closing sale price for shares on June 30, 2010, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $26,716,762.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common stock, $5 par value	9,106,803 Shares
Title of Class	Shares Outstanding at January 31, 2011

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement dated March 16, 2011, are incorporated by reference into Part III of the Form 10-K report.

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

The Bank was chartered and organized under the laws of the State of Mississippi in 1890, and accounts for substantially all of the total assets and revenues of the Company.  The Bank is the seventh largest bank in the state, having total assets of approximately $1.599 billion at December 31, 2010. The Bank offers a complete range of commercial and consumer services at its main office and two branches in Kosciusko and its branches within central and north Mississippi, including Ackerman, Brandon, Bruce, Canton, Cleveland, Clinton, Durant, Flowood, Grenada, Jackson, Madison, Olive Branch, Oxford, Pearl, Philadelphia, Ridgeland, Southaven, Starkville, and Tupelo. The Bank also has banking locations in southwest Tennessee in Bells and Cordova. The Bank also has banking locations in central Alabama in Chelsea, Columbiana, Inverness, Pelham and Wilsonville. The Bank also has a banking location in Niceville, Florida.

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

The Bank offers a variety of deposit, investment and credit products to customers. In 2010 the Bank became certified by the U.S. Treasury Department as a Community Development Financial Institution (CDFI). Therefore, the primary mission of the Bank became the promoting of community development, which means that the activities of the Bank are purposefully directed toward improving the social and/or economic conditions of underserved people (which may include low-income persons and persons who lack adequate access to capital and/or financial services) and/or residents of economically distressed communities. As a CDFI, the Bank is required to serve certain investment areas and targeted populations, generally defined by Federal regulations in quantitative terms as low-income or underserved. The Bank provides financial products and development services to these investment areas and targeted populations. These investment areas and target populations are enveloped within the Bank’s current geographical service footprint. Therefore, the Bank will continue to provide full commercial banking products and services to all of its current markets, but will place a special emphasis on providing development services and financial products and services designed for its CDFI-related investment areas and targeted populations. The financial services offered by the Bank include a variety of checking accounts, debit cards, automated teller machine access, an overdraft protection plan, money orders, official checks, check cashing services, safe deposit box services, internet banking and bill paying services, image checking statements, savings accounts, certificates of deposit, Individual Retirement Accounts, business checking, remote deposit capture/imaging services, treasury management services, ACH and direct deposit origination, sweep accounts, letters of credit, and secured and unsecured lines of credit with an emphasis on small business, consumer and timberland loans. Development services that are offered include financial and credit counseling to individuals to facilitate home ownership, promoting self-employment, providing counseling and assistance with Small Business Administration loan applications, enhancing consumer financial management skills, and technical assistance to borrowers to enhance their business planning, marketing and management skills. Wealth management and Trust services are offered through the Kosciusko and Madison offices in Mississippi and discount brokerage services are offered through the Madison and Tupelo offices in Mississippi.

As of December 31, 2010, the Company and its subsidiary employed 499 full-time equivalent employees.

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

FIRST M&F CORPORATION AND SUBSIDIARY

Overview

In the opinion of First M&F Corporation’s management, the Company’s highlights during 2010 were as follows:

Facilities

•	In February 2010 closed a full service branch in Memphis, Tennessee
•	In February 2010 closed a full service branch in Germantown, Tennessee
•	In February 2010 closed a full service branch in Birmingham, Alabama

Earnings

•	Return on assets for 2010 was 0.25% while the return on equity was 3.74%. Return on assets for 2009 was (3.63)% while the return on equity was (42.97)%.
•	Debit card revenues grew by 9.44%, composing 26.96% of deposit revenues
•	Mortgage banking revenues decreased by 13.27% in 2010 after increasing by 51.66% in 2009
•	Mortgage originations were $80.139 million in 2010 as compared to $97.741 million in 2009
•	Property, casualty, life and health insurance commissions decreased from $3.810 million in 2009 to $3.796 million in 2010

Credit

•	Loans held for investment increased by 0.17% in 2010 due to the continuing effects of the general economic slowdown
•	Church loan participations of $36.221 million were purchased in 2010 as a means to grow and diversify the loan portfolio
•	Net charge offs, as a percentage of average loans, were 1.65% for 2010 compared to 4.50% for 2009
•	Nonaccrual loans as a percentage of loans decreased to 3.11% at the end of 2010 from 4.17% at the end of 2009
•	90 day past due accruing loans as a percentage of loans decreased to .09% at the end of 2010 from .23% at the end of 2009
•	Foreclosed real estate balances were $31.125 million at the end of 2010 as compared to $23.578 million at the end of 2009
•	Foreclosed real estate of $15.877 million was sold during 2010
•
Expenses related to foreclosed properties were $1.373 million in 2010 while losses incurred on foreclosed properties through sales and write-downs were $1.573 million as compared to expenses of $1.505 million and losses of $5.778 million in 2009

Other

•
As previously disclosed in the Company’s Current Report on Form 8-K filed October 5, 2010, the Company’s bank subsidiary was certified as a Community Development Financial Institution in September 2010, allowing it access to capital under the TARP Community Development Capital Initiative

•
In September 2010 the Company issued preferred stock with a 2% coupon pursuant to the Community Development Capital Initiative and exchanged it with the U.S. Treasury for its 5% coupon preferred stock originally issued in February 2009 pursuant to the TARP Capital Purchase Program

•	The Company remained well capitalized with a total risk-based capital ratio of 11.29% at the end of 2010 as compared to 11.09% at the end of 2009

CDCI

On September 29, 2010, and pursuant to the terms of the letter agreement between the Corporation and the United States Department of the Treasury (“Treasury”) attached hereto as Exhibit 10.6 (the “Letter Agreement”), the Corporation closed a transaction (the “Exchange”) whereby Treasury exchanged its 30,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Class B Non-Voting, Series A, (the “CPP Preferred Shares”) for 30,000 shares of a new series of preferred stock designated Fixed Rate Cumulative Perpetual Preferred Stock, Class B Non-Voting, Series CD (the “CDCI Preferred Shares”).  As a result of the Exchange, the Corporation is no longer participating in the TARP Capital Purchase Program being administered by Treasury and is now participating in Treasury’s TARP Community Development Capital Initiative (the “CDCI”).  The terms of the Exchange are more fully set forth in the Letter Agreement.

The most significant difference in terms between the CDCI Preferred Shares and the CPP Preferred Shares is the dividend rate applicable to each.  The CDCI Preferred Shares entitle the holder to an annual dividend of 2% of the liquidation value of the shares, payable quarterly in arrears, whereas the CPP Preferred Shares previously entitled the holder to an annual dividend of 5% of the liquidation value of the shares, payable quarterly in arrears.  Other differences in terms between the CDCI Preferred Shares and the CPP Preferred Shares, including, without limitation, the restrictions on common stock dividends and on redemption of common stock and other securities, exist.  The terms of the CDCI Preferred Shares are more fully set forth in the Articles of Amendment creating the CDCI Preferred Shares, which Articles of Amendment were filed with the Mississippi Secretary of State on September 27, 2010, and are attached hereto as Exhibit 3.4.

The transaction closed on September 29, 2010 (the “Closing Date”).  The exchange of the Preferred Shares was a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. Under the terms of the Letter Agreement, the Company has agreed to register the Preferred Shares if requested by the Treasury.  In addition, the Preferred Shares may be required to be listed on a national exchange if requested by the Treasury.

The Letter Agreement, pursuant to which the Preferred Shares were exchanged, contains limitations on the payment of dividends on the common stock (including with respect to the payment of cash dividends in excess of $0.04 per share annually) and on the Company’s ability to repurchase its common stock, and continues to subject the Company to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (EESA) as previously disclosed by the Company.

FIRST M&F CORPORATION AND SUBSIDIARY

As a condition to its participation in the CDCI, the Company was required to obtain certification as a Community Development Financial Institution (a “CDFI”) from Treasury’s Community Development Financial Institutions Fund (the “Fund”).  On September 28, 2010, the Company was notified that its application for CDFI certification had been approved.

In the opinion of Management, the challenges and opportunities facing the Company going forward from December 31, 2010, are as follows:

•	Continue to strengthen credit monitoring systems to provide proactive credit solutions
•	Continue to work on sales of real estate owned as well as to work with customers to dispose of real estate collateral and manage the level of nonperforming loans downward
•	Build the capital strength and funding flexibility of the organization
•	Continue to build core deposits around strong products like Summit Checking that provide a base upon which a portfolio of financial services can be provided
•	Continue to diversify the loan portfolio into consumer and commercial loans that are not real estate dependent
•	Continue to increase the volumes and improve the products and services delivered through the insurance agencies and focus on branch referrals to enhance agency business
•	Continue to build the retail investment brokerage business
•	Use cost-saving initiatives to further reduce and control expenses in current operations
•	Promote low-cost delivery channels such as debit cards and electronic banking that are convenient to customers
•	Continue developing customer-friendly technologies such as deposit image capture for commercial customers, emailing of statements, enhanced internet banking capabilities and mobile banking
•	Encourage customer use of more efficient technologies over labor-intensive processes by tying rates and benefits of deposit products to the use of internet and technology-based applications
•	Enhance product offerings to and develop relationships with small business customers
•	Leverage our CDFI status to improve services and products offered to gain penetration in the Company’s target market
•	Develop niche markets such as church and agricultural lending

Competition

The Company competes generally with other banking institutions, savings associations, credit unions, mortgage banking firms, consumer finance companies, mutual funds, insurance companies, securities brokerage firms, and other finance related institutions; many of which have greater resources than those available to the Company. We compete primarily on the basis of product and service quality and availability and the pricing of those services and products. The Company’s philosophy is that of a community bank in which personal service and responsiveness are of primary importance.

The Company has been certified as a Community Development Financial Institution and as such attempts to differentiate itself from competitors by providing community development services to a target market within its overall service area, thereby promoting growth in traditionally underserved markets. Community development services include such activities as educational seminars and presentations on financial literacy, banking and credit fundamentals offered to individuals, small businesses and various community groups.

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

The Company is required to file annual reports with the Federal Reserve Board, and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act.  The Federal Reserve Board may examine a bank holding company or any of its subsidiaries, and charge the company for the cost of such examination.  The Dodd-Frank Wall Street Reform and Consumer Protection Act (discussed in more detail below under “Recent Developments”) has removed many limitations on the Federal Reserve Board’s authority to make examinations of banks that are subsidiaries of bank holding companies.  Under the Dodd-Frank Act, the Federal Reserve Board will generally be permitted to examine bank holding companies and their subsidiaries, provided that the Federal Reserve Board must rely on reports submitted directly by the institution and examination reports of the appropriate regulators (such as the FDIC and the Mississippi Department of Banking and Consumer Finance) to the fullest extent possible; must provide reasonable notice to, and consult with, the appropriate regulators before commencing an examination of a bank holding company subsidiary; and, to the fullest extent possible, must avoid duplication of examination activities, reporting requirements, and requests for information.

The earnings of the Bank and its subsidiaries are affected by general economic conditions, management policies, changes in state and Federal legislation and actions of various regulatory authorities, including those referred to above. The following description summarizes the significant state and Federal laws to which the Company, the Bank and subsidiaries are subject.

FIRST M&F CORPORATION AND SUBSIDIARY

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

The minimum guideline for the total capital to risk-weighted assets, including certain off-balance sheet items such as standby letters of credit ("total capital ratio") is 8.0%.  At least half of total capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 capital"). The remainder may consist of subordinated debt, other preferred stock, a limited amount of loan loss reserves, and unrealized gains on equity securities subject to limitations ("Tier 2 capital").  At December 31, 2010, the Company and the Bank were in compliance with the total capital ratio and the Tier 1 capital ratio requirements. Note 20 - Regulatory Matters of the Notes to Consolidated Financial Statements presents the Company's and the Bank's capital ratios.

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

The FDIC instituted the Transaction Account Guarantee Program in 2009 to allow financial institutions the option to insure primarily noninterest-bearing accounts for balances in excess of the standard $250 thousand limit. The annual cost of the additional insurance was $.10 per $100 of the additional deposit balances insured. In an effort to replenish the deposit insurance fund the FDIC instituted a special assessment of $.05 per $100 of total assets less Tier 1 capital as of June 30, 2009 and payable on September 30, 2009. The Company paid $745 thousand related to this assessment. In a second replenishment action during the fourth quarter of 2009 the FDIC instituted a requirement for banks to prepay their fourth quarter 2009 and full year 2010, 2011 and 2012 estimated assessments. This prepayment was due to be paid on December 30, 2009, with the 2010, 2011 and 2012 prepaid amounts to be recorded as assets and amortized in future quarters as the actual assessments would be due. The Company was granted an exemption by the FDIC, based on its future liquidity and de-leveraging needs, from paying the prepaid assessment of $11.126 million.

The Transaction Account Guarantee Program was set to expire on December 31, 2010.  However, with the passage of the Dodd-Frank Act, the insurance coverage provided under the Transaction Account Guarantee Program has in effect been extended until December 31, 2012, with some changes.  Perhaps the most significant differences between the current version of the Transaction Account Guarantee Program and the Dodd-Frank extension of the program are (i) that all banks are required to participate in the new coverage, with no opt-out available, and (ii) that interest-bearing NOW accounts will no longer benefit from the unlimited insurance coverage beginning January 1, 2011 (although IOLTA accounts will continue to benefit from the unlimited coverage).

FIRST M&F CORPORATION AND SUBSIDIARY

The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) changed the method of calculation for FDIC insurance assessments.  Under the current system, the assessment base is domestic deposits minus a few allowable exclusions, such as pass-through reserve balances.  Under the Dodd-Frank Act, assessments are to be calculated based on the depository institution’s average consolidated total assets, less its average amount of tangible equity.  On February 9, 2011, the FDIC published final regulations implementing these changes.  In addition to providing for the required change in assessment base, the FDIC has modified or eliminated the assessment adjustments based on unsecured debt, secured liabilities, and brokered deposits; added a new adjustment for holding unsecured debt issued by another insured depository institution; and lowered the initial base assessment rate schedule in order to collect approximately the same amount of revenue under the new base as under the old base, among other changes.  Due to the expanded assessment base the new initial base assessment rates will range from 5 to 35 basis points, and total base assessment rates will range from 2.5 to 45 basis points after adjustments.  These final regulations will be effective April 1, 2011.

The enactment of the Emergency Economic Stabilization Act of 2008 temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor.  However, with the passage of the Dodd-Frank Act, this increase in the basic coverage limit has been made permanent.

Recent Developments: Legislative and Regulatory Initiatives to Address Financial and Economic Crises

The Congress, Treasury Department and the federal banking regulators, including the FDIC, have taken broad action since early September, 2008 to address volatility in the U.S. banking system, including the passage of legislation, the provision of other direct and indirect assistance to financial institutions, assistance by the banking authorities in arranging acquisitions of weakened banks and broker-dealers, implementation of programs by the Federal Reserve Board to provide liquidity to the commercial paper markets and expansion of deposit insurance coverage.

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

On February 27, 2009, as part of the TARP CPP, the Company entered into a Letter Agreement and Securities Purchase Agreement with the Treasury Department, pursuant to which the Company sold (i) 30,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Class B Nonvoting, Series A  and (ii) a warrant to purchase 513,113 shares of the Company’s common stock, par value $5.00 per share, for an aggregate purchase price of $30 million in cash.

On September 29, 2010, as part of the TARP CDCI, the Company entered into a Letter Agreement with the Treasury Department, pursuant to which the Company exchanged 30,000 shares of a new series of Fixed Rate Cumulative Perpetual Preferred Stock, Class B Nonvoting, Series CD for 30,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Class B Non-Voting, Series A. As a result of the exchange, the Company is no longer participating in the TARP Capital Purchase Program being administered by the Treasury Department and is now participating in the Treasury Department’s TARP Community Development Capital Initiative.

The new administration and Congress have pursued a number of initiatives in an effort to stimulate the economy and stabilize the financial markets, including the enactment of the American Recovery and Reinvestment Act of 2009 and the Small Business Jobs Act of 2010, among others, and have altered the terms of some previously announced policies and programs.

The recent enactment during 2010 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) will likely result in increased regulation of the financial services industry.  Provisions likely to affect the activities of the Company and the Bank include, without limitation, the following:

•	Asset-based deposit insurance assessments. FDIC deposit insurance premium assessments will be based on bank assets rather than domestic deposits.

•	Deposit insurance limit increase. The deposit insurance coverage limit has been permanently increased from $100,000 to $250,000.

•
Extension of Transaction Account Guarantee Program.  Unlimited deposit insurance coverage is extended for noninterest-bearing transaction accounts and certain other accounts for two years.  This applies to all banks; there is no opt-in or opt-out requirement.

•
Establishment of the Bureau of Consumer Financial Protection (CFPB).  The CFPB will be housed within the Federal Reserve and, in consultation with the Federal banking agencies, will make rules relating to consumer protection.  The CFPB has the authority, should it wish to do so, to rewrite virtually all of the consumer protection regulations governing banks, including those implementing the Truth in Lending Act, the Real Estate Settlement Procedures Act (or RESPA), the Truth in Savings Act, the Electronic Funds Transfer Act, the Equal Credit Opportunity Act, the Home Mortgage Disclosure Act, the S.A.F.E. Mortgage Licensing Act, the Fair Credit Reporting Act (except Sections 615(e) and 628), the Fair Debt Collection Practices Act, and the Gramm-Leach-Bliley Act (sections 502 through 509 relating to privacy), among others.

•
Risk-retention rule.  Banks originating loans for sale on the secondary market or securitization must retain 5 percent of any loan they sell or securitize, except for mortgages that meet low-risk standards to be developed by regulators.

FIRST M&F CORPORATION AND SUBSIDIARY

•
Limitation on federal preemption.  Limitations have been imposed on the ability of national bank regulators to preempt state law.  Formerly, the national bank and federal thrift regulators possessed preemption powers with regard to transactions, operating subsidiaries and attorney general civil enforcement authority.  These preemption requirements have been limited by the Dodd-Frank Act, which will likely impact state banks by affecting activities previously permitted through parity with national banks.

•
Changes to regulation of bank holding companies.  Under Dodd-Frank, bank holding companies must be well-capitalized and well-managed to engage in interstate transactions.  In the past, only the subsidiary banks were required to meet those standards.  The Federal Reserve Board’s “source of strength doctrine” has now been codified, mandating that bank holding companies such as the Company serve as a source of strength for their subsidiary banks, meaning that the bank holding company must be able to provide financial assistance in the event the subsidiary bank experiences financial distress.

•	Executive compensation limitations. The Dodd-Frank Act codified executive compensation limitations similar to those previously imposed on TARP recipients.

This new legislation contains 16 different titles, is over 800 pages long, and calls for the completion of dozens of studies and reports and hundreds of new regulations.  The information provided herein regarding the effect of the Dodd-Frank Act is intended merely for illustration and is not exhaustive, as the full impact of the legislation on banks and bank holding companies is still being studied and in any event cannot be fully known until the completion of hundreds of new federal agency rulemakings over the next few years.  Interested shareholders should refer directly to the Dodd-Frank Act itself for additional information.

The Dodd-Frank Act is one of a number of legislative initiatives that have been proposed in recent months due to the ongoing national and global financial crisis.  It is not possible to predict whether any other similar legislation may be adopted that would significantly affect the operations and performance of the Company and the Bank.

Summary

The foregoing is a brief summary of certain statutes, rules and regulations affecting the Company and the Bank. It is not intended to be an exhaustive discussion of all the statutes and regulations having an impact on the operations of such entities.

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

FIRST M&F CORPORATION AND SUBSIDIARY

STATISTICAL DISCLOSURE

The statistical disclosures for the Company are contained in Tables 1 through 12.

Table 1

AVERAGE BALANCE SHEETS/YIELDS

(Dollars in thousands)	2010			2009			2008
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Interest-bearing bank balances	$60,894	$143	0.23%	$25,151	$42	0.17%	$6,954	$133	1.91%
Federal funds sold	35,642	82	0.23	43,871	95	0.22	9,810	182	1.86
Taxable investments	236,046	7,616	3.23	234,942	9,531	4.06	176,284	9,023	5.12
Tax-exempt investments	41,347	2,470	5.97	56,021	3,357	5.99	55,990	3,451	6.16
Loans	1,052,883	62,501	5.94	1,130,428	67,290	5.95	1,206,798	81,972	6.79
Total earning assets	1,426,812	72,812	5.10	1,490,413	80,315	5.39	1,455,836	94,761	6.51
Nonearning assets	164,130			154,747			165,867
Total average assets	$1,590,942			$1,645,160			$1,621,703

NOW & MMDA	473,010	5,062	1.07	447,909	5,839	1.30	388,588	7,336	1.89
Savings deposits	114,358	1,467	1.28	113,397	1,679	1.48	115,027	2,645	2.30
Certificates of deposit	544,192	12,280	2.26	569,623	16,183	2.84	587,695	22,274	3.79
Short-term borrowings	19,112	66	0.35	10,448	97	0.93	13,860	327	2.36
Other borrowings	102,112	5,016	4.91	165,548	7,441	4.49	186,978	8,710	4.66
Total interest-bearing liabilities	1,252,784	23,891	1.91	1,306,925	31,239	2.39	1,292,148	41,292	3.20
Noninterest-bearing deposits	222,083			190,541			179,237
Noninterest-bearing liabilities	8,909			8,538			8,312
Capital	107,166			139,156			142,006
Total avg. liabilities & equity	$1,590,942			$1,645,160			$1,621,703
Net interest margin		48,921	3.43		49,076	3.29		53,469	3.67
Less tax equivalent adjustment
Investments		921	0.06		1,252	0.08		1,287	0.09
Loans		199	0.02		230	0.02		186	0.01
Reported book net interest margin		$47,801	3.35%		$47,594	3.19%		$51,996	3.57%

Tax equivalent adjustments were made using a blended Federal/State rate of 37.3%.

Nonaccrual loans are included in the average loan balances.

Table 2

RATE/VOLUME VARIANCES

	2010 Compared To 2009			2009 Compared To 2008
(Dollars in thousands)	Increase (Decrease) Due To			Increase (Decrease) Due To
		Yield/			Yield/
	Volume	Cost	Net	Volume	Cost	Net
Interest earned on:
Interest-bearing bank balances	$72	$29	$101	$189	$(280)	$(91)
Federal funds sold	(18)	5	(13)	353	(440)	(87)
Taxable investments	40	(1,955)	(1,915)	2,691	(2,183)	508
Tax-exempt investments	(878)	(9)	(887)	2	(96)	(94)
Loans	(4,610)	(179)	(4,789)	(4,867)	(9,815)	(14,682)
Total earning assets	(3,336)	(4,167)	(7,503)	2,057	(16,503)	(14,446)

Interest paid on:
NOW & MMDA	298	(1,075)	(777)	947	(2,444)	(1,497)
Savings deposits	13	(225)	(212)	(31)	(935)	(966)
Certificates of deposit	(648)	(3,255)	(3,903)	(599)	(5,492)	(6,091)
Short-term borrowings	55	(86)	(31)	(56)	(174)	(230)
Other borrowings	(2,984)	559	(2,425)	(981)	(288)	(1,269)
Total interest-bearing liabilities	(1,163)	(6,185)	(7,348)	413	(10,466)	(10,053)
Change in net interest income on a tax-equivalent basis	$(2,173)	$2,018	$(155)	$1,644	$(6,037)	$(4,393)

The rate/volume variances are computed for each line item and are therefore non-additive.

FIRST M&F CORPORATION AND SUBSIDIARY

Table 3

SECURITIES AVAILABLE FOR SALE

	Carrying Value of Securities
	December 31
(Dollars in thousands)	2010	2009	2008
Securities Available For Sale
U.S. Treasury	$-	$517	$543
U.S. Government sponsored entities	58,611	55,161	8,397
Mortgage-backed securities	173,921	167,875	145,362
Obligations of states and political subdivisions	41,828	56,586	64,829
Other securities	2,569	4,411	8,014

Total securities available for sale	$276,929	$284,550	$227,145

	Amortized Cost of Securities
	December 31
	2010	2009	2008
Securities Available For Sale
U.S. Treasury	$-	$503	$509
U.S. Government sponsored entities	58,152	54,746	8,089
Mortgage-backed securities	170,039	162,647	141,688
Obligations of states and political subdivisions	40,924	55,153	64,357
Other securities	5,306	7,421	9,239

Total securities available for sale	$274,421	$280,470	$223,882

Table 4

MATURITY DISTRIBUTION AND YIELDS OF SECURITIES AVAILABLE FOR SALE

			After One
	Within		But Within		After Five
(Dollars in thousands)	One		Five		But Within		Over
	Year	Yield	Years	Yield	Ten Years	Yield	Ten Years	Yield	Total	Yield
Securities Available For Sale
U.S. Government sponsored entities	$25,393	1.80%	$32,647	2.12%	$571	2.51%	$-	-%	$58,611	1.99%
Mortgage-backed securities	62,589	3.76	67,925	3.86	18,915	3.07	24,492	3.63	173,921	3.71
Obligations of states and political subdivisions	6,913	6.22	18,750	6.17	15,307	6.30	858	9.51	41,828	6.29
Other debt securities	260	5.49	1,375	5.52	-	-	934	1.44	2,569	4.04
Total debt securities available for sale	$95,155	3.42%	$120,697	3.77%	$34,793	4.48%	$26,284	3.74%	$276,929	3.74%

Tax equivalent adjustments were made using a blended Federal rate of 34.0% and a State rate of 5.0%. The amounts shown represent the investment portfolio as stated at its carrying value.

Non mortgage-backed securities are categorized in the earlier of their maturity dates or call dates. Mortgage-backed securities are distributed based upon their estimated average lives.

FIRST M&F CORPORATION AND SUBSIDIARY

Table 5

COMPOSITION OF THE LOAN PORTFOLIO

	2010		2009		2008		2007		2006
(Dollars in		% Of		% Of		% Of		% Of		% Of
thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Held For Investment:
Commercial, financial and agricultural	$133,226	12.57%	$129,571	12.24%	$136,795	11.62%	$176,747	14.50%	$156,613	14.41%
Non-residential real estate	646,731	61.00	643,804	60.83	745,699	63.39	731,595	59.99	621,841	57.19
Residential real estate	235,489	22.21	239,921	22.67	255,488	21.71	269,601	22.11	262,046	24.10
Consumer loans	44,700	4.22	45,044	4.26	38,613	3.28	41,492	3.40	46,514	4.28
Lease financing	-	-	-	-	-	-	-	-	269	0.02
Total loans	$1,060,146	100.00%	$1,058,340	100.00%	$1,176,595	100.00%	$1,219,435	100.00%	$1,087,283	100.00%

Loans held for sale	$6,242		$10,266		$7,698		$5,571		$7,263

Table 6

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

Maturity distribution of loans at December 31, 2010	Within	One to Five	After Five
(Dollars in thousands)	One Year	Years	Years	Total

Commercial, financial and agricultural	$79,993	$49,314	$3,919	$133,226
Non-residential real estate	150,308	425,403	71,020	646,731
Residential real estate	33,265	101,033	101,191	235,489
Consumer loans	9,838	34,330	532	44,700
Total loans	$273,404	$610,080	$176,662	$1,060,146

Rate sensitivity of loans at December 31, 2010		One to Five	After Five
		Years	Years	Total

Fixed rate loans		$591,735	$146,795	$738,530
Floating rate loans		18,345	29,867	48,212
Total		$610,080	$176,662	$786,742

Table 7

NONPERFORMING ASSETS AND PAST DUE LOANS

(Dollars in thousands)	2010	2009	2008	2007	2006

Nonaccrual loans	$33,127	$44,549	$20,564	$6,524	$3,557
Other real estate owned	31,125	23,578	11,061	6,232	3,135
Investment securities	698	825	-	-	-
Total nonperforming assets	$64,950	$68,952	$31,625	$12,756	$6,692

Accruing loans past due 90 days or more	951	2,479	5,686	1,093	376
Restructured loans (accruing)	18,052	4,620	3,664	-	-

Interest income that would have been recorded on nonaccrual loans if they had been current and accruing	$2,128
Interest that was recorded in the financial statements for loans that were on nonaccrual status	$250

FIRST M&F CORPORATION AND SUBSIDIARY

Table 8

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)	2010	2009	2008	2007	2006

Balance at beginning of year	$24,014	$24,918	$14,217	$14,950	$12,449
Adjustment for purchase acquisition	-	-	-	-	2,234
Charge offs:
Commercial, financial and agricultural	(3,617)	(4,605)	(993)	(762)	(767)
Real estate – nonresidential	(13,325)	(42,133)	(5,235)	(1,223)	(282)
Real estate – residential	(1,854)	(3,409)	(1,968)	(1,581)	(1,512)
Consumer	(859)	(1,093)	(1,510)	(1,178)	(1,264)
Total	(19,655)	(51,240)	(9,706)	(4,744)	(3,825)
Recoveries:
Commercial, financial and agricultural	281	169	75	373	256
Real estate – nonresidential	1,798	174	135	666	228
Real estate – residential	121	47	67	25	102
Consumer	246	345	396	427	474
Total	2,446	735	673	1,491	1,060
Net charge-offs	(17,209)	(50,505)	(9,033)	(3,253)	(2,765)
Provision for loan losses	9,220	49,601	19,734	2,520	3,032
Balance at end of year	$16,025	$24,014	$24,918	$14,217	$14,950

Net Charge-Offs To Average Loans	1.65%	4.50%	0.75%	0.28%	0.26%

Table 9

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	December 31
(Dollars in thousands)	2010	2009	2008	2007	2006

Commercial, financial and agricultural	$4,442	$5,893	$6,815	$6,953	$7,540
Non-residential real estate	6,705	13,375	13,129	3,094	3,095
Residential real estate	3,701	3,407	1,634	1,936	1,865
Consumer loans	1,177	1,339	3,340	2,234	2,450
Total loans	$16,025	$24,014	$24,918	$14,217	$14,950

	December 31
Allowance As A Percentage Of Loan Type	2010	2009	2008	2007	2006

Commercial, financial and agricultural	3.33%	4.55%	4.98%	3.93%	4.81%
Non-residential real estate	1.04	2.08	1.76	0.42	0.50
Residential real estate	1.57	1.42	0.64	0.72	0.71
Consumer loans	2.63	2.97	8.65	5.38	5.27
Total loans	1.51%	2.27%	2.12%	1.17%	1.37%

Net Charge-Offs As A Percent Of Year End	December 31
Loans Outstanding, By Type	2010	2009	2008	2007	2006

Commercial, financial and agricultural	2.50%	3.42%	0.67%	0.22%	0.33%
Non-residential real estate	1.78	6.52	0.68	0.08	0.01
Residential real estate	0.74	1.40	0.74	0.58	0.54
Consumer loans	1.37	1.66	2.89	1.81	1.70
Total loans	1.62%	4.77%	0.77%	0.27%	0.25%

Table 10

TIME DEPOSITS OF $100,000 OR MORE

The table below shows maturities of outstanding time deposits of $100,000 or more at December 31, 2010 (dollars in thousands):

Three months or less	$26,354
Over three months through six months	31,634
Over six months through twelve months	85,805
Over one year	102,641

Total	$246,434

FIRST M&F CORPORATION AND SUBSIDIARY

Table 11

SELECTED RATIOS

The following table reflects ratios for the Company for the last three years:

	2010	2009	2008

Return on average assets	0.25%	(3.63)%	0.03%
Return on average equity	3.74	(42.97)	0.37
Dividend payout ratio	2.41	-	866.67
Average equity to assets ratio	6.74	8.46	8.76

Table 12

SHORT-TERM BORROWINGS

The table below presents certain information regarding the Company’s short-term borrowings for each of the last three years:

(Dollars in thousands)
	2010	2009	2008
Securities sold under agreements to repurchase

Outstanding at end of period	$33,481	$8,642	$9,728
Maximum outstanding at any month-end during the period	41,897	12,985	20,879
Average outstanding during the period	19,112	10,331	12,876
Interest paid	66	96	301
Weighted average rate during each period	0.35%	0.93%	2.34%

Federal funds purchased
Outstanding at end of period	$-	$-	$-
Maximum outstanding at any month-end during the period	-	-	325
Average outstanding during the period	-	117	984
Interest paid	-	1	26
Weighted average rate during each period	-	0.80%	2.62%

RISK FACTORS

The Company faces various risks that are inherent to our business such as credit, legal, market, operational, liquidity and regulatory risks. The following factors could affect the performance and operating results of the Company and its subsidiary.

The Company may be vulnerable to economic uncertainty.

•
The Company owns $31.125 million in foreclosed other real estate properties. The ability of the Company to dispose of other real estate without incurring severe losses depends on the strength of the economy and especially the strength and liquidity of the real estate market. If the economy remains weak, the Company may not be able to sell some properties. A lack of sales of properties may prompt further write-downs in their values as they become stagnant and less marketable. An inability to sell foreclosed properties also impacts liquidity through a lack of positive cash flows. If properties take longer than expected to sell or become difficult to market, expenses related to the maintenance of those properties may continue or possibly increase.

•
The credit quality of the loan portfolio depends on a strengthened economy, as the primary source of repayment for many loans is sales revenue. If the economy stagnates, then customers will have to turn to secondary sources of repayment which may be limited. This could lead to additional loan impairments and possible increases in loan charge-offs.

•
The Company has a 61% concentration of commercial real estate loans in the loan portfolio. These loans are vulnerable to fluctuations and economic disruptions in the real estate-related sectors of the economy. Also included in the commercial real estate loan portfolio, representing 3.42% of the Company’s loan portfolio, is a group of predominately out-of-market purchased loan participations secured by church properties. The Company is vulnerable to economic or social events that could hurt the cash flows of the underlying church organizations.

•
Within the commercial loan portfolio the Company has a group of asset-based loans, some of which are outside of the Company’s banking markets, representing 2.65% of the Company’s loan portfolio. These loans are secured primarily by inventory and accounts receivable, are dependent on daily sales and accounts receivable collections, and require significant monitoring by the asset-based lending staff. Deterioration in economic conditions could significantly affect the collateral cash flows and result in impairments on these loans.

FIRST M&F CORPORATION AND SUBSIDIARY

The Company is exposed to fluctuations in interest rates.

•	Deposits generally reprice faster than loans. If interest rates increase significantly the Company may be vulnerable to interest expenses rising faster than interest revenues.

•
Another effect of rising interest rates is that fixed income securities will decrease in value. This could limit the Company’s ability to raise cash through investment security sales without incurring losses.

•	Increased interest rates may also slow down mortgage origination volumes, as mortgages become less affordable, resulting in lower noninterest revenues from mortgage activities.

The Company is subject to various litigation risks.

•	Unfavorable judgments in ongoing litigation may result in additional expenses.

Weather-related and other natural disasters could affect the Company’s ability to operate as well as the revenues of the insurance agencies.

•	Natural disasters could interrupt the ability of the Company to conduct business and could restrict our customers’ ability to generate cash flows, causing loan losses and losses of revenues.

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

FIRST M&F CORPORATION AND SUBSIDIARY

The Company was certified in 2010 as a Community Development Financial Institution (CDFI) and participates in the U.S. Treasury’s Community Development Capital Initiative (CDCI) Program.

•
In 2010 the Company redeemed its $30 million in preferred stock issued under the Capital Purchase Program (CPP) with $30 million in preferred stock issued under the CDCI program. Participation in this program constrains the Company’s ability to raise dividends and repurchase equity securities and also places certain constraints on executive compensation arrangements. The new funding, which carries a 2% dividend rate, takes the place of the CPP funding which provided assurance that the Company can maintain its minimum regulatory capital ratios in the face of possible future loan-related losses. The Company will have to repay these funds by raising capital within the next eight years to keep its dividend costs from increasing to 9% per annum.

•
The rules that govern the CDCI include restrictions on certain compensation to executive officers and a number of others in the Company. Among other things, these rules preclude golden parachute payments, include prohibitions on providing tax gross-ups and include bonus claw-back provisions. It is possible that compensation restrictions imposed by the CDCI and the American Reinvestment and Recovery Act of 2009 could impede our ability to attract and retain qualified executive officers.

•
Our participation in the CDCI limits our annual dividend to no more than $.04 per share as long as the CDCI preferred stock remains outstanding and up until the eighth anniversary date of its issuance. Beginning on the eighth anniversary date and as long as the CDCI preferred stock is outstanding, the Company may not pay a corporate dividend without the consent of the Treasury Department. Our ability to repurchase our common stock is also restricted.

•
The Company must be re-certified as a CDFI every three years by the Community Development Financial Institution Fund of the U.S. Treasury Department. In the event that the Company is not re-certified, and continues to be uncertified for 180 days, the dividend rate shall increase to 5%. If the Company continues to be uncertified for an additional 90 days, then the dividend rate shall increase to 9% until the Company becomes certified, at which time the dividend rate shall revert to its original 2% per annum.

The Company is operating under an informal MOU entered into with the Federal Reserve Bank of St. Louis (the “Federal Reserve”) in November 2009.

•
The Company must receive prior approval from the Federal Reserve to pay dividends on its common stock, to pay interest on outstanding trust preferred securities, to pay dividends on the CDCI preferred stock and to incur any additional debt. If the Company does not produce adequate financial performance then it is at risk of losing approval to make one or more of these payments or to obtain new borrowings. The loss of any of these permissions would subject the Company to much regulatory scrutiny and also impede its ability to obtain funding in the capital market.

The Company incurred $38.353 million in Federal net operating losses (NOLs) and $34.371 million in Mississippi NOLs in 2009. Approximately $23.653 million of Federal and $15.367 million of Mississippi NOLs were carried back to 2007 and 2008.

•
The Company has 20 years to generate net taxable earnings sufficient to absorb the $14.700 million in Federal and $19.004 million in Mississippi NOLs. If the Company cannot generate sufficient taxable earnings, then the NOLs will be lost.

The Company depends on information technology and telecommunications networks to sustain the information needs of the Company and its customers.

•
A disruption in the telecommunications network could interrupt the Company’s business for an unforeseeable amount of time in that it depends on these networks, which are outside of its control, to communicate information with its customers.

•
Hackers and others beyond the Company’s control could disrupt the Company’s information systems. Natural disasters, fires or electrical disasters could disrupt the Company’s information systems for an unforeseen time until its disaster recovery system could be initiated.

The Company is subject to certain debt covenants related to its borrowings from a correspondent bank.

•
If the Company does not meet certain covenants related to capital ratios and asset quality, then it is considered technically in default unless it receives a waiver from the correspondent bank. If the Company were to technically default under the covenants and not receive the waiver then it would be subject to immediate repayment of the debt, potential regulatory scrutiny, the possible loss of financial reputation and negative financial repercussion arising from its inability to perform up to the level of the covenants.

UNRESOLVED STAFF COMMENTS

Not Applicable.

PROPERTIES

The Bank's legal headquarters is a 21,000 square foot, three story, brick building located at 134 West Washington Street. This building houses the primary administrative offices of the Bank and Company.

The Bank owns its main office building and 37 of its branch facilities and leases four of its locations. The Bank’s insurance agency subsidiary owns four of its locations and leases one. The Bank’s asset-based lending subsidiary leases one office.  The facilities occupied under lease agreements have terms which range from month to month to ten years.

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

At December 31, 2010, there were 1,139 shareholders of record of the Company's common stock.  On December 31, 2010, the Company's stock closed at $3.74 per share.

The following table summarizes the trading ranges and dividend payouts for the two years ended December 31, 2010:

	Quarterly Closing Common Stock Price Ranges and Dividends Paid - Common
	First	Second	Third	Fourth
2010:
High	$3.50	$5.90	$4.50	$4.15
Low	2.16	3.00	2.95	3.42
Close	3.15	3.86	3.38	3.74
Dividend	.01	.01	.01	.01	*

2009:
High	$9.00	$7.39	$4.70	$3.25
Low	4.48	4.04	2.66	1.80
Close	6.12	4.07	2.75	2.21
Dividend	.13	.01	.01	.01	*

The following table summarizes common stock and dividend performance ratios for the five years ended December 31, 2010:

	Common Stock and Dividend Performance
	2010		2009		2008		2007		2006

Price/earnings ratio	2.25	x	-		141.00	x	9.88	x	12.72	x
Price/book value ratio	0.38	x	0.26	x	0.56	x	1.02	x	1.38	x
Book value/share	$9.98		$8.36		$15.00		$15.45		$14.15
Dividend payout ratio	2.41%		-%		866.67%		32.50%		33.77%
Historical dividend yield	1.81%		1.89%		3.29%		2.65%		3.08%

On December 12, 2007, the Board authorized a program to repurchase up to 500,000 shares in the open market between January 1, 2008, and December 31, 2008. This program was not renewed.

The Company repurchased 7,500 shares at an average price of $15.55 during February 2008. The Board did not extend the repurchase program that expired on December 31, 2008.

*The Company entered into a transaction with the Department of the Treasury under the TARP Community Development Capital Initiative discussed in Part I above.  Under the terms of the Securities Purchase Agreement, for as long as the CDCI preferred stock is outstanding and up until the eighth anniversary date of its issuance, the Company will not be able to increase dividends above $0.01 per share of common stock on a quarterly basis. Additionally, the Company may not repurchase any of its shares without Treasury approval, with limited exceptions, most significantly purchases in connection with benefit plans. Subsequent to the eighth anniversary of the issuance of the CDCI preferred stock, the Company must receive approval for the payment of its quarterly dividends from the Treasury. Under an informal Memorandum of Understanding entered into in November 2009 with the Federal Reserve Bank of St. Louis the Company must receive approval from the Federal Reserve prior to paying a quarterly dividend.

FIRST M&F CORPORATION AND SUBSIDIARY

The following table provides information regarding securities issued under our equity compensation plans that were in effect during 2010:

		Number of
		Securities to be
		Issued Upon	Weighted-Average
		Exercise of	Exercise Price of
		Outstanding	Outstanding	Number of Securities
		Options, Warrants	Options, Warrants	Remaining Available
	Plan Name	and Rights	and Rights	for Future Issuance

Equity compensation plans approved by security holders	1999 Stock Option Plan	15,800	$16.11	-
	2005 Equity Incentive Plan	16,600	12.04	603,634

Equity compensation plans not approved by security holders	None	-	-	-

Total		32,400	$14.03	603,634

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

In 2010, under the 2005 Equity Incentive Plan, there were forfeitures of 14,000 shares and no vestings of restricted stock. Also in 2010, under the 2005 Equity Incentive Plan, the Company issued 2,000 shares of stock options to directors with a grant date strike price of $4.89, which was the grant date fair value of the underlying stock.

FIRST M&F CORPORATION AND SUBSIDIARY

Five Year Shareholder Return Comparison

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on the Company’s Common Stock against the cumulative total return of the NASDAQ Market US Index and the NASDAQ Bank Index which consists of the period of five (5) years beginning in 2005.

*$100 invested on 12/31/05 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/05	12/06	12/07	12/08	12/09	12/10

First M&F Corporation	100.00	119.57	99.33	55.77	15.07	25.78
NASDAQ Composite	100.00	111.74	124.67	73.77	107.12	125.93
NASDAQ Bank	100.00	114.45	88.71	71.34	62.32	75.34
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

FIRST M&F CORPORATION AND SUBSIDIARY

SELECTED FINANCIAL DATA

(Thousands, except per share data)
2010	2009	2008	2007	2006

EARNINGS

Interest income	$71,692	$78,833	$93,288	$101,916	$91,505
Interest expense	23,891	31,239	41,292	47,876	39,156
Net interest income	47,801	47,594	51,996	54,040	52,349
Provision for loan losses	9,220	49,601	19,734	2,520	3,032
Noninterest income	20,521	19,970	21,131	21,320	20,148
Noninterest expense	54,490	95,872	54,284	51,373	48,926
Income taxes	602	(18,104)	(1,436)	6,976	6,598
Noncontrolling interests	(1)	(6)	19	33	16
Net income (loss)	$4,011	$(59,799)	$526	$14,458	$13,925
Net interest income, taxable equivalent	$48,921	$49,076	$53,469	$55,277	$53,616
Cash dividends paid on common stock	$366	$1,466	$4,772	$4,772	$4,751
Dividends paid and accrued on preferred stock	$1,692	$1,464	$-	$-	$-

PER COMMON SHARE

Net income (loss) – basic	$1.66	$(6.69)	$0.06	$1.58	$1.53
Cash dividends paid – common	.04	.16	.52	.52	.52
Book value – common	9.96	8.36	15.00	15.45	14.15
Closing stock price – common	3.74	2.21	8.46	15.80	19.59

SELECTED AVERAGE BALANCES

Assets	$1,590,942	$1,645,160	$1,621,703	$1,573,630	$1,482,013
Earning assets, amortized cost	1,426,812	1,490,413	1,455,836	1,407,559	1,321,730
Loans held for investment	1,045,467	1,122,307	1,200,628	1,148,275	1,056,899
Investments, amortized cost	277,393	290,963	232,274	243,042	237,578
Total deposits	1,353,643	1,321,470	1,270,547	1,208,007	1,153,381
Equity	107,166	139,156	142,006	134,083	122,288

SELECTED YEAR-END BALANCES

Assets	$1,603,964	$1,662,968	$1,596,865	$1,653,751	$1,540,275
Earning assets, carrying value	1,440,420	1,507,966	1,427,344	1,467,624	1,360,064
Loans held for investment	1,060,146	1,058,340	1,176,595	1,219,435	1,087,283
Investments, carrying value	276,929	284,550	227,145	237,138	261,828
Total deposits	1,375,412	1,388,263	1,261,387	1,262,455	1,185,982
Equity	107,065	104,630	135,968	140,098	128,066

SELECTED RATIOS

Return on average assets	0.25%	(3.63)%	0.03%	0.92%	0.94%
Return on average equity	3.74	(42.97)	0.37	10.78	11.39
Average equity to average assets	6.74	8.46	8.76	8.52	8.25
Dividend payout ratio	2.41	-	866.67	32.50	33.77
Price to earnings	2.25	x	-	141.00	x	9.88	x	12.72	x
Price to book	0.38	x	0.26	x	0.56	x	1.02	x	1.38	x

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

SUMMARY

The net income for 2010 was $4.011 million, or $1.66 basic and diluted earnings per share as compared to a net loss of $59.799 million, or $6.69 basic and diluted loss per share in 2009 and net income of $.526 million, or $.06 basic and diluted earnings per share in 2008. The major factors contributing to the earnings increase in 2010 were (1) a decrease of $40.381 million in loan loss accruals in 2010, (2) an increase in net gains on sales of investment securities of $1.799 million (3) a decrease of $41.382 million in noninterest expenses as compared to 2009 as a result of goodwill impairment charges of $32.572 in 2009 and additional intangible asset impairment charges of $1.248 million during 2009 and (4) a decrease of $4.337 million in foreclosed property expenses. The major factors contributing to the earnings decrease in 2009 were (1) the $29.867 million increase in loan loss accruals in 2009 and (2) goodwill and other intangible asset impairments of $33.820 million in 2009. Another factor influencing the 2009 earnings was the decrease in loans as $50.505 million in net charge-offs were taken and demands for loans decreased as the economy slowed throughout the year.

Earnings per share for 2010 include the effect of a $12.867 million gain on the swap of newly issued $30 million par value preferred stock with an initial coupon of 2% issued in the TARP Community Development Capital Initiative program for $30 million par value preferred stock with an initial coupon of 5% that was issued by the Company in the TARP Capital Purchase Program (CPP) in 2009. In September 2010 the Company received certification by the U.S. Treasury Department as a Community Development Financial Institution (CDFI). As a CDFI, the Company gained access to a source of funding program for CDFIs within the TARP program. This program, the Community Development Capital Initiative, allows CDFIs to issue preferred stock with a coupon of 2% to the U.S. Treasury to fund community development activities. The Company issued the $30 million par value, 2% preferred stock in September 2010 and effectively paid off the $30 million par value, 5% coupon preferred stock that it had issued to the U.S. Treasury in February 2009 in the TARP CPP program. Accounting principles require that the issued preferred stock be recorded at its fair value. The difference between the fair value of the new preferred stock issued and the remaining book value of the preferred stock that was paid off must be recorded in retained earnings as a gain or loss. The fair value of the new preferred stock that was issued was $16.159 million. The book value of the old CPP preferred stock that was paid off was $29.026 million. The difference, a $12.867 million gain, was credited to retained earnings. For purposes of calculating earnings per share, the gain on the exchange of the preferred stock was required to be added to net income in determining the amount of earnings attributable to common stockholders. Therefore, the net income of $4.011 million resulted in $1.66 in basic and diluted earnings per share. Note 19 to the consolidated financial statements shows the calculation of basic and diluted earnings per share.

In February 2010, the Company closed individual branches in the Memphis and Germantown, Tennessee and Birmingham, Alabama markets and consolidated their operations into the remaining branches in each market.

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

Total assets decreased by 3.55% in 2010, ending the year at $1.604 billion. Total assets increased by 4.14% in 2009, ending the year at $1.663 billion. The compounded annual growth rate for total assets for the last five (5) years was 4.83%, while the compounded growth rate for deposits was 7.15%.

FIRST M&F CORPORATION AND SUBSIDIARY

RESULTS OF OPERATIONS

The following table shows performance ratios for the last three years:

	2010	2009	2008

Net interest margin	3.43%	3.29%	3.67%
Efficiency ratio	78.47	89.87	72.77
Return on assets	0.25	(3.63)	0.03
Return on equity	3.74	(42.97)	0.37
Noninterest income to avg. assets	1.29	1.21	1.30
Noninterest income to revenues (1)	29.55	28.92	28.33
Noninterest expense to avg. assets	3.43	5.83	3.35
Salaries and benefits to total noninterest expense	50.11	29.53	53.34
Nonaccrual loans to loans	3.11	4.17	1.74
90 day past due loans to loans	0.09	0.23	0.48
Net charge-offs as a percent of average loans	1.65	4.50	0.75

(1)	Revenues equal tax-equivalent net interest income before loan loss expense, plus noninterest income.

The following table shows revenue related performance statistics for the last three years:

(Dollars in thousands)	2010	2009	2008

Mortgage originations	$80,139	$97,741	$62,444
Treasury and electronic banking services revenues	100	119	189
Trust and retail investment revenues	526	489	585
Revenues per FTE employee	140	131	134
Agency commissions per agency FTE employee (2)	99	99	103

(2)  Agency commissions are property, casualty, life and health commissions produced by the insurance agency personnel.

Net Interest Income

Net interest income before loan loss expenses for 2010 was $47.801 million as compared to $47.594 million for 2009. For 2010 compared to 2009: earning asset yields decreased by 29 basis points, liability costs decreased by 48 basis points, the net interest spread increased by 19 basis points and the net interest margin increased by 14 basis points.

Net interest income before loan loss expenses for 2009 was $47.594 million as compared to $51.996 million for 2008. For 2009 compared to 2008: earning asset yields decreased by 112 basis points, liability costs decreased by 81 basis points, the net interest spread decreased by 31 basis points and the net interest margin decreased by 38 basis points.

Balance sheet dynamics affecting the comparative net interest margins for 2010 compared to 2009 include (1) a decrease of 6.85% in average loans held for investment, (2) a decrease in average loans as a percentage of earning assets from 75.30% in 2009 to 73.27% in 2010, (3) a decrease in average certificates of deposits of 4.46%, (4) a decrease in average other borrowings of 38.32% and (5) an increase in average noninterest-bearing deposits as a percentage of total assets from 11.58% in 2009 to 13.96% in 2010.

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

Yield and cost dynamics affecting the comparative net interest margins for 2010 compared to 2009 include (1) a decrease of 1 basis point in yields on loans held for investment and for sale, (2) a decrease of 86 basis points in investment and short-term funds yields, (3) a decrease of 44 basis points in costs of deposits and (4) a decrease of 9 basis points in costs of borrowings.

Yield and cost dynamics affecting the comparative net interest margins for 2009 compared to 2008 include (1) a decrease of 84 basis points in yields on loans held for investment and for sale, (2) a decrease of 152 basis points in investment and short-term funds yields, (3) a decrease of 86 basis points in costs of deposits and (4) a decrease of 22 basis points in costs of borrowings.

FIRST M&F CORPORATION AND SUBSIDIARY

Although interest income and asset yields decreased from 2009 to 2010, net interest income increased while the net interest margin increased from 3.29% in 2009 to 3.43% in 2010. Asset yields decreased from 5.39% in 2009 to 5.10% in 2010. Although loan yields remained steady from 2009 to 2010, average loan balances decreased from 75.85% of earning assets in 2009 to 73.79% of earning assets in 2010. The resulting increase in other earning assets, coupled with a decrease in other earning asset yields from 3.62% in 2009 to 2.76% in 2010, resulted in lower interest revenues for 2010. Average balances of interest-bearing bank balances and Federal funds sold increased from $69.022 million in 2009 to $96.536 million in 2010 as liquidity provided by average deposit growth of 2.43% and a reduction in average loan balances gravitated to these assets, which yielded 0.23% during 2010. The lower average loan balances in 2010 resulted from the removal of non-earning loans from the portfolio through charge-offs and foreclosures and also from a lack of loan demand as the economy remained weak. Net interest income improved from 2009 to 2010 as a result of (1) a decrease in deposit costs from 2.10% in 2009 to 1.66% in 2010, (2) a decrease in borrowing costs from 4.28% in 2009 to 4.19% in 2010 and (3) an increase in funding from non-interest bearing deposits as average balances increased from $190.541 million in 2009 to $222.083 million in 2010. Deposit costs, which are generally more sensitive than loan yields to interest rate changes, decreased in 2010 as the general interest rate environment declined. Although Fed funds rates remained relatively unchanged from 2009 to 2010, the average 2-year and average 5-year Treasury rates both decreased by 26 basis points.

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

Similar to 2010 expectations, management expects that the Federal Reserve will continue to maintain its 0 to .25% Fed funds target rate until economic indicators show improvements in the economy. Unemployment and housing would have to rebound somewhat to push short-end rates upward. Management also expects loan demand to remain modest. Therefore, four challenges for 2011 will be to (1) maintain loan yields in a low-rate environment in which loan demand may be extremely soft, (2) manage the earning asset mix to improve yields if market opportunities arise, (3) take advantage of opportunities to decrease deposit costs or to leverage new deposit relationships with sales of related fee-based services and (4) manage the funding mix to emphasize checking accounts and interest-bearing deposits over borrowed funds. Wider credit market spreads, combined with a normally-shaped yield curve, should help to stabilize loan yields during 2011 if the pace of economic recovery quickens. The Company’s focus in 2011 will continue to be on improving asset quality, liquidating foreclosed assets and problem loans, diversifying the loan portfolio, building capital and funding the balance sheet with deposits. Within this overall focus, the Company will use loan and deposit pricing strategies and sales and business development strategies that are consistent with achieving these goals.

FIRST M&F CORPORATION AND SUBSIDIARY

Provision for Loan Losses

During 2010 the Company’s provision for loan losses decreased to $9.220 million from $49.601 million in 2009 and $19.734 million in 2008. The decreased loan loss accruals were the result of a continuing effort to manage credit quality by foreclosing on nonperforming loans, many of which had been written down to their collateral values in 2009. Net charge offs in 2010 were $17.209 million as compared to $50.505 million in 2009. Deterioration in the values of real estate collateral was the primary factor affecting the provisions for the past three years.

Nonaccrual loans decreased to $33.127 million at the end of 2010 from $44.549 million at the end of 2009 and increased from $20.564 million at the end of 2008. Nonperforming assets as a percentage of total assets increased from 1.98% at the end of 2008 to 4.15% at the end of 2009 and decreased to 4.05% at the end of 2010. The slow-down in housing that began in 2007 continued to worsen throughout 2008 and 2009. The real estate market, although still stagnant, stabilized somewhat in 2010 from its steep losses in 2008 and 2009. The lack of a liquid housing market has had a direct effect on developers and builders as lots and speculative houses became more difficult to move and prices continued to drop through 2009 in search of an equilibrium. The Company was able to take advantage of the less volatile real estate market and disposed of $15.877 million of foreclosed real estate during 2010 as some buying interest began to emerge. The percentage of allowance for loan loss to total loans held for investment was 1.51% at December 31, 2010, 2.27% at December 31, 2009, and 2.12% at December 31, 2008.

Noninterest Income

Deposit account revenues declined during 2009 and 2010 as service charge and overdraft charge revenues have declined. Overdraft revenues tend to be sensitive to economic conditions. The overdraft revenue decrease in 2010 and 2009 was influenced by a decrease in spending by customers as the economy softened beginning in 2008 and into 2009 and 2010. Numbers of items charged decreased by 12.79% in 2010 and decreased by 12.01% in 2009.

The following table summarizes the different categories that make up total service charges on deposit accounts:

(Dollars in thousands)	2010	2009	2008
Service charge revenues	$1,282	$1,368	$1,415
Debit/ATM card revenues	2,755	2,518	2,219
Overdraft fee revenues	6,184	7,090	8,058
Service charges on deposit accounts	$10,221	$10,976	$11,692

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

The Federal Reserve issued a regulatory change, effective July 1, 2010, prohibiting banks from charging fees for paying overdrafts on automated teller machine and one-time debit card transactions unless the customer consents, or opts in, to the overdraft service for those types of transactions. At the end of 2010 the Company had over 16,000 checking accounts covered by the overdraft protection program. Approximately 9,000 of these account holders also had debit cards, with approximately 49% of this group opting in to the fee-paid overdraft protection. Management expects the impact of revenues lost due to customers who incurred multiple overdrafts prior to the effect of the regulatory change but did not opt in to having overdraft items paid for a fee to be a decrease of $150 thousand to $200 thousand in annual overdraft revenues.

Debit card activity has experienced 14.09% compounded annual growth over the last three years. Many of the Company’s deposit products encourage the use of debit cards, online banking and image checking account statements. The recently enacted Dodd-Frank Act includes measures that would allow the Federal Reserve to define limits for interchange fees that may be charged on debit cards. Although it is unclear how these changes will affect banks with less than $10 billion in total assets, sensitivity tests indicate that if the per item revenue were to be capped at $.12 per transaction, the Company would experience an $800 thousand decrease in debit/atm card revenues on an annualized basis.

Management expects debit card revenues to continue to be the largest component of deposit revenues for the foreseeable future. Overdraft fee revenues should remain a dependable source of revenues in 2011 if the economy strengthens and personal spending increases. However, uncertainty in the economy coupled with uncertainty about the effects of Federal Reserve actions related to debit card interchange fees make future deposit revenues difficult to project.

FIRST M&F CORPORATION AND SUBSIDIARY

Mortgage banking income improved from 2008 to 2009 as interest rates declined steadily from a high of 6.63% in July 2008 to a low of 4.71% in December 2009. The economic stagnation that occurred in the real estate markets in 2008 significantly affected mortgage revenues. The resulting reaction of government stimulation programs helped revenues in 2009 as the Federal Reserve acted to reduce market interest rates and to provide liquidity to the economy. The first-time home buyer tax credit legislation also brought renewed interest for new home mortgages. Mortgage originations increased from $62.444 million in 2008 to $97.741 million in 2009 with the interest rate environment having a significant influence as 69.27% of the 2009 originations were for refinancing purposes. Origination volumes slowed to $80.139 million in 2010, with 59.33% being for refinancing purposes, as the refinancing cycle played out. Mortgage rates remained around 5.00% during the first quarter of 2010 and then fell for the remainder of the year, hitting a low of 4.17% in November. Turnover in the mortgage management personnel and originator staff during the summer and fall months of the year also hurt 2010 origination volumes. A more liquid secondary mortgage market emerged in 2010 as mortgage investors became more competitive in their pricing for mortgage purchases. This improved pricing helped mortgage revenues during the latter half of 2010. The Company expects to have improved mortgage volumes in 2011 unless interest rates move steadily upward for the year. Revenues should improve if volumes improve, the housing market becomes more liquid and revenues per mortgage sold are maintained.

Agency commissions have declined for three consecutive years as certain annuity products and title insurance lines have been discontinued and the traditional property, casualty, life and health lines (traditional agency lines) have experienced decreased pricing margins and lower demand. Average revenues per employee in the traditional agency lines have decreased from $102.583 thousand per employee in 2008 to $99.379 thousand per employee in 2010 while average compensation costs have remained relatively constant at $60.286 thousand per employee in 2008 and $60.123 thousand per employee in 2010. The soft economy has hurt demand for insurance products and resulted in customers tending to decrease coverage in an attempt to save on expenses. Management expects that 2011 will continue to be difficult for most traditional agency products without a strengthened economy.

Significant components of other income for 2008 through 2010 are contained in the following table:

(Dollars in thousands)	2010	2009	2008
Agency profit-sharing revenues	$234	$433	$392
Loan fees	387	399	494
Gains on student loan sales	176	133	218
Loss on bankers bank stock	-	(78)	-
All other income	1,068	1,525	1,802
Other income	$1,865	$2,412	$2,906

The Company sold $23.266 million of U.S. government-sponsored entity securities, $31.035 million of mortgage-backed securities and $7.199 million of municipal bonds for gains of approximately $2.302 million during 2010. The proceeds from the sale of the mortgage-backed securities, coupled with payments received from mortgage-backed securities, were redeployed back into the mortgage-backed portfolio. The proceeds from sales and maturities of municipal bonds and calls of U.S. government sponsored entity bonds were reinvested into securities of U.S. government sponsored entities, most of which had three to five year maturities. The sales were made to generate taxable gains on securities and to provide liquidity for loan participation purchases.

FIRST M&F CORPORATION AND SUBSIDIARY

The Company owns certain beneficial interests in collateralized debt obligations that own bank trust preferred securities. These beneficial interests are tested for impairment on a quarterly basis. Three of the beneficial interests, Trapeza I, Trapeza II and Trapeza V, deferred their interest payments and were placed in nonaccrual status during 2009. The Trapeza I beneficial interest failed an impairment test at June 30, 2009. The Trapeza V and MM Community Funding IX beneficial interests failed impairment tests at September 30, 2009. The Trapeza II, Tpref Funding II and MM Community Funding IX beneficial interests failed impairment tests at December 31, 2009. The MM Community Funding IX beneficial interest was placed in nonaccrual status during the fourth quarter of 2009 after failing the impairment test. The Trapeza I and MM Community Funding IX beneficial interests failed impairment tests at March 31, 2010. The Trapeza II, Tpref Funding II and MM Community Funding IX beneficial interests failed impairment tests at June 30, 2010. The Trapeza II and MM Community Funding IX beneficial interests failed impairment tests at September 30, 2010. No beneficial interests failed the impairment tests at December 31, 2010. The total amount of interest that would have been outstanding as a receivable if the securities had been in accrual status at the end of 2009 was $149 thousand and at the end of 2010 was $220 thousand.

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

The following table shows the other-than-temporary charges that the Company incurred during 2010.

(Dollars in thousands)				Other-Than-Temporary Impairment
	Other-Than-Temporary Impairment			Charged To (Reclassified From)
	Charged Against Earnings			Other Comprehensive Income
Name of Issuer	1st Quarter	2nd Quarter	3rd Quarter	1st Quarter	2nd Quarter	3rd Quarter
Trapeza I 2002-1A	$101	$-	$-	$156	$-	$-
Trapeza II 2003-2A	-	53	8	-	(14)	39
Tpref Funding II	-	50	-	-	(17)	-
MM Community Funding IX	101	61	29	(86)	(36)	(10)
Total	$202	$164	$37	$70	$(67)	$29

The following table shows the other-than-temporary charges that the Company incurred during 2009.

(Dollars in thousands)	Other-Than-Temporary Impairment			Other-Than-Temporary Impairment
	Charged Against Earnings			Charged To Other Comprehensive Income
Name of Issuer	2nd Quarter	3rd Quarter	4th Quarter	2nd Quarter	3rd Quarter	4th Quarter
Trapeza I 2002-1A	$175	$-	$-	$218	$-	$-
Trapeza II 2003-2A	-	-	200	-	-	769
Tpref Funding II	-	-	113	-	-	632
Trapeza V 2003-5A	-	167	-	-	501	-
MM Community Funding IX	-	70	104	-	489	89
Total	$175	$237	$417	$218	$990	$1,490

FIRST M&F CORPORATION AND SUBSIDIARY

The following table summarizes certain financial information about the trust preferred security-backed CDOs at the end of 2010 and 2009.

As of December 31, 2010
(Dollars in thousands)							Deferrals and
					Moody’s	Number of	Defaults as
		Book	Fair	Unrealized	Credit	Banks in	a Percent	Excess
Name of Issuer	Class	Value	Value	Loss	Rating	Issuance	of Collateral	Subordination
Trapeza I 2002-1A	C1	$474	$112	$362	C	25	43.09%	0.00%
Trapeza II 2003-2A	C1	989	246	743	Ca	37	37.04	0.00
Tpref Funding II	B	837	235	602	Caa3	34	36.21	0.00
Trapeza V 2003-5A	C1	833	129	704	Ca	43	29.30	0.00
MM Community Funding IX	B1	635	212	423	Caa3	33	42.95	0.00
		$3,768	$934	$2,834

As of December 31, 2009
(Dollars in thousands)							Deferrals and
					Moody’s	Number of	Defaults as
		Book	Fair	Unrealized	Credit	Banks in	a Percent	Excess
Name of Issuer	Class	Value	Value	Loss	Rating	Issuance	of Collateral	Subordination
Trapeza I 2002-1A	C1	$575	$125	$450	Ca	25	43.09%	0.00%
Trapeza II 2003-2A	C1	1,050	281	769	Ca	40	33.36	3.01
Tpref Funding II	B	887	255	632	Caa3	34	26.60	0.00
Trapeza V 2003-5A	C1	833	170	663	Ca	43	26.09	0.10
MM Community Funding IX	B1	826	249	577	Caa3	34	38.04	0.00
		$4,171	$1,080	$3,091

The excess subordination percent is an indication of the ability of the collateral, net of expected defaults and deferrals, to cover the payment of the beneficial interests that the Company owns after all senior beneficial interests have been paid off. A positive percent indicates the excess percent of funds available over what is required to pay off the beneficial interests that the Company owns. A percent of zero indicates that the amount of funds available is less than the balance of the beneficial interests that the Company owns. This calculation assumes that underlying securities that are deferring interest payments will all default and not be able to provide funds to pay off the beneficial interests.

Noninterest Expense

Most categories of noninterest expense were down in 2009 and 2010 as efforts were made to cut expenses and increase efficiencies across the entire organization.

Salary and benefits expenses decreased in 2010 with average full-time equivalent employees decreasing from 528 in 2009 to 497 in 2010. The Company closed 3 branches in 2010 without exiting any markets. For 2010 compared to 2009, salaries were down by $897 thousand, health plan costs were up by $70 thousand, 401k savings plan costs were down by $69 thousand and pension expenses were down by $85 thousand. During 2009 the Company closed 5 branches without exiting any markets. During 2008 the Company reduced personnel by 13 full-time equivalent employees in branches that were acquired or denovo expansions in the previous three years.

The number of full-time equivalent employees was 499 at the end of 2010, 512 at the end of 2009 and 543 at the end of 2008.

Health care related costs increased by 3.99% in 2010, decreased by 19.53% in 2009 and increased by 84.37% in 2008. Health care costs rise and fall primarily due to claims experience and secondarily by the number of covered employees.

Occupancy expense decreased by 14.67% during 2010 due primarily to the closing of three branches, two of which were leased. Occupancy expense increased by 9.59% during 2009 due primarily to additional depreciation amounts related to the abandonment of leasehold improvements. Occupancy expense increased during 2008 due to the expansion into rented office space in 2007 in Cordova, Tennessee and Niceville, Florida and the expansion into new constructed facilities in Ridgeland and Brandon, Mississippi.

FIRST M&F CORPORATION AND SUBSIDIARY

Foreclosed property losses and expenses decreased by $4.337 million in 2010 from 2009 and increased by $5.370 million in 2009 over 2008. The significant increase in these expenses subsequent to 2007 was a direct result of the problems that were encountered in the land development and construction loan portfolio. Other real estate increased from $11.061 million at the end of 2008 to $23.578 million at the end of 2009 and $31.125 million at the end of 2010. The Company became aggressive in writing down foreclosed properties in 2009. These actions resulted in some gains being taken on property sales in 2010 as conditions improved. Management expects the working out of the bulk of the foreclosed property portfolio to occur over the next three to five years.

The components of foreclosed property expenses for the last three years are contained in the following table:

(Dollars in thousands)	2010	2009	2008
Losses (gains) on sales of other real estate	$(749)	$1,677	$258
Write-downs of other real estate	2,323	4,101	1,117
Other real estate expenses	1,686	1,543	557
Rental income on other real estate properties	(314)	(38)	(19)
Total foreclosed property expenses	$2,946	$7,283	$1,913

FDIC insurance assessments stabilized in 2010 after increasing significantly in 2009 over 2008 as (1) assessment rates for the first quarter of 2009 were increased by 7 basis points by the FDIC over the 2008 assessment rates, (2) credits used to reduce assessments paid were fully used up in 2008, (3) amounts paid due to the special assessment for insured deposits in excess of $250,000 in the Temporary Liquidity Guarantee Program and (4) a special banking industry assessment of 5 basis points on total bank assets less Tier 1 risk-based capital accrued during the second quarter of 2009. The special assessment accrued during the second quarter of 2009 was $749 thousand. During the third quarter of 2009 the base assessment rate for the Company increased from 14 basis points to 22 basis points based on a change in the classification of the Company into a lower performance category.  The Company remained in the lower classification category throughout 2010. The Company participated in the Temporary Liquidity Guarantee Program during 2009 and 2010 to insure noninterest-bearing deposits in excess of $250,000. Expenses for these assessments were $33.168 thousand in 2009 and $113.489 thousand in 2010. The Dodd-Frank Act effectively eliminated these provisions in the Temporary Liquidity Guarantee Program, which expired as of December 31, 2010, by legislating that all noninterest-bearing deposits in excess of $250,000 be covered by FDIC insurance through December 31, 2012.

Goodwill Impairment

Goodwill is tested for impairment on an annual basis and also when there are indicators that an impairment may have occurred. There was no impairment recognized as a result of the goodwill impairment tests performed by the Company through 2008. An additional impairment test was performed at the end of November 2008 due to the considerable credit problems encountered and because the stock price had decreased by 47.34%. The tested community banking unit, with lower intermediate-term cash flow projections than it had one year ago, did have a calculated fair value that was less than its book value. The fair value calculation was based on a discounted cash flow analysis that assumed continued credit loss expectations through 2009, a projection of noninterest revenues and expenses based on historical growth and future market expectations and a projection of net interest income starting at the current margins with expectations for future decreases in the margins and increases in loan volumes. A minimum tangible capital ratio was required to be maintained as well. A terminal value was determined using a standard multiple of earnings and a market discount rate was applied to the series of cash flows to arrive at a fair value. The book value in excess of fair value required a second step to be performed in the impairment analysis. The second step of the goodwill calculation was performed to assign fair values to the identifiable assets and liabilities of the community banking unit to determine if the goodwill asset, which would be a residual, was worth at least as much as its carrying value. In the marking of community banking assets to market for the impairment test, the loan portfolio absorbed the majority of the valuation decreases from a year earlier. The loan portfolio had suffered from credit deterioration during 2008 and observations of the Company’s current markets indicated that more deterioration could be expected. The loan portfolio was valued using assumptions concerning the recoverability of the nonaccrual loans that were currently identified. The remaining unadjusted loan portfolio cash flows were discounted using credit spreads observable in the corporate bond market. This analysis resulted in a much lower fair value being assigned to the loan portfolio than its carrying value. Management concluded that the community banking unit’s impairment was primarily due to impairment in the loan portfolio and not in the goodwill asset. Therefore, no goodwill impairment was recorded when the fair value of the community banking unit was allocated to all assets and liabilities, leaving the original community banking unit goodwill intact. As a result, no goodwill impairment was recognized from the November test.

In the fourth quarter of 2008 loan loss accruals of $10.684 million were recorded for loan impairments, confirming the decrease in net realizable loans that was implied in the November goodwill impairment testing. The Company performed a subsequent goodwill impairment test as of December 31, 2008 with no goodwill impairment indicated. The fair value of the community banking unit was valued using a discounted cash flow analysis. Earnings were expected to be positive for 2009, with approximately $12.000 million in loan losses, and subsequently returning to normal over time and achieving a 1.00% return on assets in the fourth year of the five-year projection. Low loan growth was expected with no improvement in the net interest margins. The same discount rate and multiple of earnings terminal value were used from the November test. Even though the first step test of the community banking unit resulted in an estimated fair value in excess of its carrying value, a valuation of the loan portfolio was performed to determine if there was still a significant difference between its fair value and book value. This valuation confirmed that the loan portfolio had a fair value of approximately $65 million less than its gross (before being reduced by the allowance for loan losses) balance as disclosed in Note 20 – Fair Value concerning fair value, in the Company’s December 31, 2008 financial statements. Therefore, if the fair value of the community banking unit had been less than its book value, the impairment would have been primarily in the loan portfolio and not in the goodwill asset.

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

Income Taxes

The average tax rate for 2010 was 13.05% as compared to net tax benefits that were accrued for 2008 and 2009. The low average rate resulted from low pre-tax earnings that included $1.748 million in net tax-exempt interest, $667 thousand in non-taxable insurance income and low income housing tax credits of $330 thousand. The $602 thousand in income tax expenses for 2010 included $735 thousand in deferred tax expenses and a $133 thousand current tax benefit. At December 31, 2010 the Company had a current tax receivable of $129 thousand and a deferred tax asset of $14.563 million. Due to a significant addition to the provision for loan losses, a non-tax deductible goodwill impairment charge and other intangible asset impairments the Company incurred pre-tax losses and accrued an income tax benefit for 2009. The $18.104 million tax benefit for 2009 includes a deferred tax benefit of $10.855 million and a current tax benefit of $7.249 million. At December 31, 2009, the Company had a current tax benefit receivable of $8.498 million and a deferred tax asset of $15.219 million. During 2010 the Company received refunds generated by carrying back the 2009 NOL to the 2007 and 2008 tax years. Approximately $7.738 million in Federal and $768 thousand in state refunds were received. The Company had a remaining carryover NOL of $14.700 million for Federal tax purposes and $19.004 million for Mississippi tax purposes. Between 2005 and 2007 the Company paid annual Federal and state taxes of between $4.4 million and $6.7 million. Management expects that the net operating losses will be realized through carry-forwards in the foreseeable future. The net operating loss carryforwards represent deferred taxes of approximately $7.7 million. Management has also reviewed its other remaining deferred tax assets and determined that it is more likely than not that the deferred tax assets will be realized in the foreseeable future and therefore no valuation allowance has been accrued. The Company expects to utilize the tax benefits implicit in the deferred tax asset in future years when (1) current tax benefits increase as losses are realized through loan charge-offs and collateral foreclosures and dispositions and (2) future earnings become sufficient to absorb the deductions.

The Company had no material recognized uncertain tax positions as of December 31, 2009 or 2010 and therefore did not have any tax accruals during 2009 or 2010 related to uncertain positions.

FIRST M&F CORPORATION AND SUBSIDIARY

Quarterly Financial Trends (Unaudited)

The following table summarizes components of the Company’s statements of operations by quarter for 2010 and 2009:

	2010
	First	Second	Third	Fourth
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter

Interest income	$18,012	$18,222	$17,855	$17,603
Interest expense	6,771	6,324	5,561	5,235
Net interest income	11,241	11,898	12,294	12,368
Provision for loan losses	2,280	2,380	2,280	2,280
Noninterest income	5,603	5,216	4,746	4,956
Noninterest expense	13,409	13,342	13,111	14,628
Net income before taxes	1,155	1,392	1,649	416
Income taxes	301	120	407	(226)
Noncontrolling interest	1	-	(3)	1
Net income	$853	$1,272	$1,245	$641
Preferred dividends	(437)	(439)	(441)	(375)
Gain on exchange of preferred stock	-	-	12,867	-
Net income applicable to common stock	416	833	13,671	266
Loss (earnings) attributable to participating securities	(3)	(7)	(106)	1
Net income allocated to common shareholders	$413	$826	$13,565	$267
Per common share:
Net income - basic	$.05	$.09	$1.49	$.03
Net income - diluted	$.05	$.09	$1.49	$.03
Cash dividends	.01	.01	.01	.01

	2009
	First	Second	Third	Fourth
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter

Interest income	$20,261	$19,160	$19,926	$19,486
Interest expense	8,417	7,895	7,628	7,299
Net interest income	11,844	11,265	12,298	12,187
Provision for loan losses	19,840	9,195	4,805	15,761
Noninterest income	5,188	4,976	5,381	4,425
Noninterest expense	31,041	15,815	14,140	34,876
Income taxes	(6,592)	(3,660)	(1,137)	(6,715)
Noncontrolling interest	(16)	2	7	1
Net loss	$(27,241)	$(5,111)	$(136)	$(27,311)
Preferred dividends	(154)	(439)	(435)	(436)
Net loss applicable to common stock	(27,395)	(5,550)	(571)	(27,747)
Loss (earnings) attributable to participating securities	306	52	(9)	259
Net loss allocated to common shareholders	$(27,089)	$(5,498)	$(580)	$(27,488)
Per common share:
Net loss - basic	$(2.99)	$(.61)	$(.06)	$(3.03)
Net loss - diluted	$(2.99)	$(.61)	$(.06)	$(3.03)
Cash dividends	.13	.01	.01	.01

Fourth Quarter Earnings

Net income before taxes for the fourth quarter of 2010 was down by $1.233 million from the third quarter, most of which was due to an increase in foreclosed property expenses of $1.739 million. Most of the increased foreclosed property expense was attributable to write-downs on foreclosed properties, the bulk of the write-downs on two properties, resulting from management estimates of lower values in two declining markets. The Company incurred a tax benefit in the fourth quarter as compared to the third quarter due primarily to the accrual of $165 thousand in low income housing tax credits due for 2010 during the fourth quarter.

FIRST M&F CORPORATION AND SUBSIDIARY

FINANCIAL CONDITION

Earning Assets

The average earning asset mix for 2010 was 73.79% in loans, 19.44% in investments, and 6.77% in short-term funds. The average earning asset mix for 2009 was 75.85% in loans, 19.52% in investments, and 4.63% in short-term funds. The average earning asset mix for 2008 was 82.89% in loans, 15.96% in investments and 1.15% in short-term funds. Loans held for investment increased by .17% in 2010 while deposits decreased by .93%. Loans held for investment decreased by 10.05% in 2009 while deposits increased by 10.06%. Loans held for investment decreased by 3.51% in 2008 while deposits decreased by .08%. The following table shows the volume changes in loans and deposits over the last three years:

(Dollars in thousands)	2010	2009	2008

Net increase (decrease) in loans	$1,806	$(118,255)	$(42,840)
Net increase (decrease) in deposits	12,851	126,876	(1,068)
Ratio of loan growth to deposit growth	14.05%	-%	-%

Assets decreased by 3.55% from December 31, 2009 to December 31, 2010, and increased by 4.14% from December 31, 2008 to December 31, 2009. Investments decreased by 2.68% in 2010 after increasing by 25.27% in 2009. The Company changed its investment portfolio mix in light of its net operating loss carry-forwards and the potential weakening of the municipal sector by disposing of $16.061 million of tax-exempt municipal bonds through sales, calls and maturities. Consequently, the portfolio of government-sponsored agency securities was increased by $3.406 million and the portfolio of mortgage-backed securities was increased by $7.392 million in 2010. The Company purchased $51.832 million in government-sponsored entity securities and $86.283 million in mortgage-backed securities during 2009. Liquidity from mortgage-backed securities’ sales, deposit growth, a reduction in the loan portfolio and funds received through the U. S. Treasury CPP program was used to fund the purchases and build the Company’s short-term liquidity position. Approximately $10.629 million of mortgage-backed securities were sold during 2009 for a gain of $449 thousand to take advantage of the improved pricing in the mortgage-backed markets.

The following table shows loans held for investment by type as of December 31, 2010, 2009 and 2008:

(Dollars in thousands)	December 31, 2010	December 31, 2009	December 31, 2008
Commercial real estate	$646,731	$643,804	$745,699
Residential real estate	195,184	195,361	209,697
Home equity lines	40,305	44,560	45,791
Commercial, financial and agricultural	133,226	129,571	136,795
Consumer	44,700	45,044	38,613
Total	$1,060,146	$1,058,340	$1,176,595

Mortgages held for sale	$6,242	$3,118	$3,803
Student loans held for sale	-	7,148	3,895

Although real estate loans were down in 2010, much of the decrease was attributable to a $38.094 million decline in construction and land development loans. Other commercial real estate loans increased by $41.021 million due primarily to the purchases of two groups of loan participations secured by church properties. The first group of 8 loan participations with a total face value of $10.062 million and an average rate of 6.94%, secured by church properties in Florida, Georgia, Tennessee and Texas, were purchased in November at face value. The second group of 20 loan participations with a total face value of $26.968 million and an average rate of 7.29%, secured by church properties in Florida, Georgia, Louisiana, North Carolina, Tennessee and Texas, were purchased in December for $26.159 million to yield 9.04%. Real estate-related loans decreased during 2009 as the Company sought to remove problem real estate loans and diversify into other areas. The amount of construction and land development loans was reduced by more than 50% during 2009 as loans were worked out, charged-off, sold and foreclosed on.

Commercial loans increased by 2.28% in 2010, decreased by 5.28% in 2009 and decreased by 22.60% in 2008. The largest contributor to commercial loan growth in 2010 was in one relationship. The asset-based lending operation portfolio in Memphis, M&F Business Credit, Inc., grew by 2.38% in 2010, grew by 3.85% in 2009 and grew by 9.14% in 2008.

Consumer loans grew steadily over the course of 2009 and leveled off in 2010. An automobile loan campaign in 2010 resulted in 3.03% growth in new and used car loan balances.

The Company began the process of diversifying the product mix of the loan portfolio during the first quarter of 2009 by de-emphasizing commercial and residential construction loans. A renewed emphasis was made in 2009 and 2010 on small business, agricultural and consumer loans. Loans held to maturity increased by $1.806 million or .17% from December 31, 2009 to December 31, 2010, and decreased by $118.255 million or 10.05% from December 31, 2008 to December 31, 2009. With projections of no net growth in 2011, management expects that the loan portfolio’s decline or increase in size over the next several years will depend on the resolution of the remaining real estate-related and other problem loans as well as the strength of the economy. Loans held for investment as a percent of total assets were 66.10% at December 31, 2010, 63.64% at December 31, 2009, and 73.68% at December 31, 2008.

FIRST M&F CORPORATION AND SUBSIDIARY

Liability Management

Deposits decreased by .93% during 2010 and increased by 10.06% during 2009. The following table shows the breakdown by deposit category of core deposit and public funds deposit growth from December 31, 2009 to December 31, 2010:

	Core Customers		Public Funds		Total Deposits
(Dollars in thousands)	Increase (Decrease)		Increase (Decrease)		Increase (Decrease)
	Amt.	Pct.	Amt.	Pct.	Amt.	Pct.
Noninterest-bearing	$(5,677)	(2.68)%	$(10,703)	(63.42)%	$(16,380)	(7.17)%
NOW	15,130	7.37	39,534	37.92	54,664	17.66
MMDA	21,864	16.72	(16,979)	(55.14)	4,885	3.02
Savings	1,947	1.73	58	20.94	2,005	1.78
Customer CDs	(34,965)	(6.77)	(18,996)	(47.40)	(53,961)	(9.69)
Brokered CDs	(5,413)	(36.55)	1,349	31.66	(4,064)	(21.31)
Total	$(7,114)	(.60)%	$(5,737)	(2.92)%	$(12,851)	(0.93)%

Noninterest bearing core customer balances decreased by $5.677 million in 2010 after increasing by $39.978 million in 2009. Approximately half of the 2009 increase was concentrated in a small number of commercial accounts while the balance of the increase occurred over the noninterest bearing core customer base. General decreases across the core customer noninterest bearing account base was also the cause of the 2010 decrease. Public funds noninterest bearing balances increased by $9.912 million in 2009 and subsequently decreased by $10.703 million in 2010. The interest-bearing Summit Checking account continued to be the sales leader for deposit products in 2010. The Summit Checking account was introduced during the fourth quarter of 2007. This account is designed to pay a premium deposit rate if the customer meets certain criteria related to electronic banking and debit card transaction activity. Summit accounts, which are classified as NOW accounts, increased by $16.992 million during 2010 and by $27.479 million during 2009 while other core customer NOW account balances decreased across the customer base in 2010. The number of Summit Checking accounts grew by 12.64% in 2010 to approximately 11 thousand. Balances in public funds NOW accounts, which tend to be difficult to predict, increased from the end of 2009 to the end of 2010. During 2010, core money market deposit accounts increased while public funds money market balances decreased. While the public funds money market balance decreases occurred primarily in a small number of accounts, the increase in core customer money market deposits occurred across the customer base. The number of money market deposit accounts with balances in excess of $250 thousand increased by 27.96% in 2010.

The Company became less aggressive in its rate-bidding process for certificates of deposits of municipalities during 2009 as deposit growth occurred in noninterest-bearing and interest-bearing checking accounts. The philosophy of pricing certificates of deposit in the middle to low range of market rates continued into 2010 as management focused on limiting overall balance sheet growth and continuing to improve its capital ratios. The Company has worked since 2008 to build the core customer deposit base as a primary source of liquidity and reduce balances of borrowed funds. Sources of deposits available to the Company are the traditional brokered CD market, which may be used when funding is needed within a short period of time, and reciprocal brokered CD markets which are used to provide enhanced FDIC coverage for customers with large certificate of deposit balances. Additionally, the Company uses repurchase agreements with certain commercial customers in an effort to provide them with better cash management tools.

FIRST M&F CORPORATION AND SUBSIDIARY

The following table shows the deposit mix for the last three year ends:

(Dollars in thousands)	December 31, 2010	December 31, 2009	December 31, 2008

Noninterest-bearing demand	$212,199	$228,579	$178,689
NOW deposits	364,209	309,545	217,334
Money market deposits	166,455	161,570	182,364
Savings deposits	114,769	112,764	114,281
Certificates of deposit	502,772	556,733	549,224
Brokered certificates of deposit	15,008	19,072	19,495
Total	$1,375,412	$1,388,263	$1,261,387

The following table shows the mix of public funds deposits as of the last three year ends:

(Dollars in thousands)	December 31, 2010	December 31, 2009	December 31, 2008

Noninterest-bearing demand	$6,174	$16,877	$6,965
NOW deposits	143,781	104,247	48,019
Money market deposits	13,814	30,793	23,411
Savings deposits	335	277	469
Certificates of deposit	21,076	40,072	93,265
Brokered certificates of deposit	5,610	4,261	2,465
Total	$190,790	$196,527	$174,594

Other borrowings decreased by 58.85% in 2010, decreased by 19.16% in 2009 and decreased by 24.72% in 2008. The decreases in borrowings were primarily funded through liquidity provided by deposit growth and loan portfolio paydowns. Amounts of borrowings maturing within one year decreased from 62.20% of other borrowings at December 31, 2009 to 21.24% at December 31, 2010. Management aggressively moved to reduce the amount of borrowings from the Federal Home Loan Bank (FHLB) in 2010. This effort resulted in a $73.595 million decrease in FHLB borrowings during 2010.

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

In November 2010 the Company entered into a forward-starting interest rate swap designed to hedge the Company’s exposure to rising interest rates when the junior subordinated debenture interest payments move from a fixed rate to a floating rate basis in March 2011. The swap has a notional amount of $30 million, becomes effective on March 15, 2011, pays a floating rate of 3-month LIBOR plus 1.33% to the Company and receives a 3.795% fixed rate from the Company. Interest payments will become due quarterly, starting with the June 15, 2011 payment, and continuing through the termination date of March 15, 2018.

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

The Company has investments in five asset-backed securities also known as collateralized debt obligations (CDOs) that are beneficial interests. These beneficial interests were issued by vehicles that used the proceeds to invest in trust preferred securities of commercial banks. Trust preferred securities are a long-term form of capital that were used by commercial banks during the past decade to fund acquisitions of other banks, repurchases of common stock and denovo expansion efforts. Some of the trust preferred securities in these trusts were issued by banks that incurred significant losses on sub-prime mortgages and other real estate-related loans, resulting in defaults on the trust preferred securities. As defaults and deferrals of dividend payments on these securities have increased, covenants have been triggered within these trusts to divert incoming cash flows toward the payment of the most senior securities issued by the trusts. As this occurred, the trusts began to defer interest payments on the less senior instruments. The financial troubles beginning in 2008 which led to deferrals of payments by the issuing banks led to a re-evaluation of the credit quality of the beneficial interests, secured by the issuing bank trust preferred securities, issued by the trusts. These reviews resulted in downgrades by Moody’s in late 2008 and early 2009 of the five CDOs that the Company owns to below investment grade. Since observable transactions in these securities are extremely rare, the Company uses assumptions that a market participant would use in valuing these instruments. These assumptions primarily include cash flow estimates and market discount rates. The cash flow estimates are sensitive to the assumptions related to the ability of the issuers to pay the underlying trust preferred securities according to their terms. The market discount rates depend on transactions, which are rare given the lack of interest of investors in these types of beneficial interests. As of the end of 2010, the Company carried these investments at 24.77% of amortized cost, with the unrealized losses of approximately $2.834 million recorded in stockholders’ equity, net of tax, as a component of other comprehensive income. As of the end of 2009, the Company carried these investments at 25.90% of amortized cost, with the unrealized losses of approximately $3.091 million recorded in stockholders’ equity, net of tax, as a component of other comprehensive income.

The Company recorded $829 thousand in 2009 and $403 thousand in 2010 of other-than-temporary impairment losses through earnings on these securities. The credit downgrades at the end of 2008 and in the first quarter of 2009 were the first indicator that an other-than-temporary impairment may be present in some of these beneficial interests. Impairment tests are performed quarterly and consist of estimating the cash flows that are available to pay the beneficial interests and discounting those cash flows using the Company’s initial yield at purchase as the discount rate. Any deficit of the discounted value below the book value of the beneficial interest is considered a credit-related other-than-temporary impairment and is charged against current earnings. The remainder of the difference between the fair value and the book value of the beneficial interest is considered an other-than-temporary impairment charged separately to other comprehensive income. The 2009 tests resulted in an $829 thousand credit-related impairment charge against earnings and a $2.698 million other impairment charge to other comprehensive income on all five beneficial interests. The 2010 tests resulted in a $403 thousand credit-related impairment charge against earnings and a $32 thousand other impairment charge to other comprehensive income on four of the beneficial interests.

FIRST M&F CORPORATION AND SUBSIDIARY

An economic by-product of the sub-prime mortgage crisis has been the slow-down in the housing markets. Lack of demand in housing, an over-supply of homes on the market, a tightening of available credit by banks and a general deterioration in the economy have affected the Company’s ability to dispose of foreclosed properties and to arrive at values of real estate collateral for loan impairment testing. As real estate values fell from 2008 to 2010, the Company experienced losses on sales and write downs of foreclosed real estate of $1.574 million in 2010 as compared to $5.778 million in 2009. Real estate-related loan impairment calculations became more severe after 2008, resulting in $8.247 million in loan loss accruals related to real estate secured loans individually reviewed for impairments in 2010 and $42.368 million in 2009. The Company estimates that fair values of properties related to land development and construction and commercial real estate could remain under pressure into 2011, and may result in additional loan loss accruals for loan impairments.

In November 2010 the Company entered into an interest rate swap designed to hedge its exposure to rising interest rates on its $30 million of junior subordinated debentures, which convert from a fixed rate of interest to a floating rate effective March 15, 2011. The interest rate swap is designed for the Company to receive floating rate interest amounts and to make fixed rate payments in a net settlement arrangement with the swap counterparty. The swap is expected to be highly effective. Therefore, the net change in fair value of the swap is being recorded in other comprehensive income. On each interest settlement date the balance in accumulated other comprehensive income will be reclassified into interest expense. Any ineffective portion of the change in the fair value of the swap, which is valued on a monthly basis, will be recorded in earnings rather than into other comprehensive income. The fair value of the swap at the end of 2010 was $817 thousand. The fair value, net of deferred taxes of $305 thousand, was recorded in other comprehensive income.

The Company accounts for mortgages held for sale at the lower of cost or fair value. Fair values of mortgages are primarily influenced by market rates. The Company also uses credit spreads in valuing mortgages held for sale. Since these loans are originated to conform to FNMA underwriting standards, their values are not influenced by the sub-prime mortgage market. These mortgages are generally sold within 90 days of origination and retention of these mortgages in the Company’s loan portfolio is rare. The Company also issues rate locks related to loan originations and receives purchase commitments from correspondent bank investors to purchase the loans when they are originated. These commitments to originate and purchase are accounted for as derivatives and are therefore marked to fair value every month with changes being recorded in mortgage banking income. Fair value adjustments for origination derivatives contributed $12 thousand in revenues to mortgage banking income during 2010 and $17 thousand in revenues to mortgage banking income during 2009. Fair value adjustments for forward sale derivatives contributed $168 thousand in revenues to mortgage banking income during 2010 and increased mortgage banking revenues by $80 thousand during 2009.

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

The adequacy of the allowance for loan losses is evaluated quarterly with provision accruals approved by the Board. Allowance adequacy is dependent on loan classifications by external examiners and by internal and external loan review personnel, past due status, collateral reviews, loan growth and loss history. As part of this evaluation, individual loans are reviewed for impairment. Loans with high risk grades, generally implying a substandard classification, are selected for individual impairment tests. Loan grades are a significant indicator in determining which loans to individually test for impairment because the loan grading process incorporates past due status, payment history, customer financial condition and collateral value in assigning individual grades to loans. Nonaccrual loans are also generally selected for individual impairment tests. Loans that have been modified in a troubled debt restructuring are also selected for individual impairment tests. An impairment exists if management estimates that it is probable that the Company will be unable to collect all contractual payments due. For collateral-dependent loans, those for which the repayment is expected to be provided solely by the underlying collateral, impairment is based on the value of the related collateral. Otherwise, impairment is based on the estimated present value of expected cash flows discounted at the effective interest rate of the loan. The material estimates necessary in this process make it inherently subjective and make the estimates subject to significant changes and may add volatility to earnings as provisions are adjusted. Loans not individually tested for impairment are grouped into risk-rated pools and evaluated based on historical loss experience. Additionally management considers specific external credit risk factors (“environmental factors”) that may not be reflected in historical loss rates such as: (1) potential disruptions in the real estate market and their effect on real estate concentrations; (2) trends in loan to value exception rates; (3) general economic conditions; (4) higher fuel costs; and (5) reviews of underwriting standards in our various markets. These and other environmental factors are reviewed on a quarterly basis.

FIRST M&F CORPORATION AND SUBSIDIARY

The Company experienced a large increase in the amount of past due and nonaccrual real estate-secured construction and commercial loans during 2008, a trend which continued through 2009. The trend in nonaccrual and past due loans stabilized in the fourth quarter of 2009 and into 2010. Management addressed the problem of liquidating nonperforming loans by creating a special problem asset group within the organization in 2009, separate from the ongoing credit operations and lending activities of the Company. Problem loans, including large nonaccrual loans, have been assigned to this group of specialists with the intent of liquidating the loans or their collateral in an orderly fashion. Over the course of 2009 and into 2010 many real estate-secured loans were worked out or foreclosed on and properties disposed of. With the trend in nonaccrual loans having moved downward over the past twelve months, the primary challenge will be to liquidate foreclosed properties to avoid a burdensome build-up of these non-earning assets as problem loans are either managed back to performing status or foreclosed on.

Approximately 81.56% of the $33.127 million in nonaccrual loans at December 31, 2010 were in construction and development and commercial real estate loans. These nonaccrual balances consisted of several large loans rather than a great many small loans.

The following table summarizes the number and amount of nonaccrual construction and land development loans of $500 thousand or more at the end of each quarter from December 31, 2009 through December 31, 2010.

(Dollars in thousands)
	Number of Loans	Amount
Balance at 12/31/09	13	$19,297

Balance at 03/31/10	10	14,980

Balance at 06/30/10	9	13,213

Balance at 09/30/10	7	8,581

Balance at 12/31/10	5	6,620

The following table summarizes the number and amount of nonaccrual commercial real estate loans of $500 thousand or more at the end of each quarter from December 31, 2009 through December 31, 2010.

(Dollars in thousands)
	Number of Loans	Amount
Balance at 12/31/09	6	$8,021

Balance at 03/31/10	8	11,291

Balance at 06/30/10	8	8,899

Balance at 09/30/10	7	13,451

Balance at 12/31/10	8	14,085

FIRST M&F CORPORATION AND SUBSIDIARY

The following tables list construction and commercial real estate loans, along with their impairment allowances, that were in nonaccrual status and had balances of $500 thousand or more at December 31, 2009 and at December 31, 2010.

	December 31, 2009		December 31, 2010
	Thirteen Largest Loans		Five Largest Loans
(Dollars in thousands)	Nonaccrual	Impairment	Nonaccrual	Impairment
Note	Balance	Allowance	Balance	Allowance
1.	$2,600	$-	$-	$-
2.	1,999	-	1,325	-
3.	1,960	-	-	-
4.	1,849	-	-	-
5.	1,770	-	-	-
6.	1,760	-	1,634	-
7.	1,465	-	1,465	-
8.	1,400	-	1,393	125
9.	1,210	-	-	-
10.	1,036	-	-	-
11.	845	-	-	-
12.	803	-	803	-
13.	600	-	-	-
Totals	$19,297	$-	$6,620	$125

Total nonaccrual construction and land development loans	$25,655	$36	$10,060	$175

	December 31, 2009		December 31, 2010
	Six Largest Loans		Eight Largest Loans
(Dollars in thousands)	Nonaccrual	Impairment	Nonaccrual	Impairment
Note	Balance	Allowance	Balance	Allowance
14.	$2,980	$-	$-	$-
15.	2,703	-	2,925	-
16.	653	-	-	-
17.	650	-	-	-
18.	519	-	-	-
19.	516	-	-	-
20.	-	-	2,469	-
21.	-	-	2,455	300
22.	-	-	2,093	-
23.	-	-	1,582	-
24.	-	-	1,008	-
25.	-	-	880	-
26.	-	-	673	255
Totals	$8,021	$-	$14,085	$555

Total nonaccrual commercial real estate loans	$9,789	$-	$16,960	$765

FIRST M&F CORPORATION AND SUBSIDIARY

The following table summarizes information relevant to the impairment determinations for the five largest construction and development loans and the eight largest commercial real estate loans that were in nonaccrual status at December 31, 2010.

			Nonaccrual	Impairment	Information
(Dollars in thousands)	Type of	Type of	Balance	Allowance	Supporting
Note	Borrower	Collateral	12/31/10	12/31/10	Allowance
1.	Commercial Developer	Commercial Subdivision	$1,634	-	Appraisal dated 11/17/08
2.	Residential Developer	Residential Subdivision	1,465	-	Appraisal dated 11/23/09
3.	Commercial Developer	Commercial	1,393	125	Appraisal dated 10/03/08
4.	Commercial Developer	Commercial Subdivision	1,325	-	Appraisal dated 09/29/10
5.	Residential Developer	Residential Subdivision	803	-	Appraisal dated 09/30/09
6.	Commercial	Land	2,925	-	Appraisal dated 07/07/08
7.	Commercial	Office	2,469	-	Appraisal dated 02/01/10
8.	Commercial	Retailer	2,455	300	Appraisal dated 10/05/10
9.	Commercial	Office/Warehouse	2,093	-	Appraisal dated 05/06/09
10.	Commercial	Self Storage	1,582	-	Appraisal dated 12/06/10
11.	Commercial	Land	1,008	-	Appraisal dated 10/14/10
12.	Commercial	Commercial	880	-	Appraisal dated 07/08/10
13.	Commercial	Self Storage	673	255	In-house evaluation dated 07/22/09

Through 2007 and into 2008 the majority of loans that were individually reviewed for impairment were in accrual status but had risk ratings that indicated potential or actual impairment. Toward the end of 2008 and into the first quarter of 2009 many of these loans required an impairment allowance and also were placed into nonaccrual status. The additions to the impairment allowance and the nonaccrual loan balances in 2009 occurred primarily in construction and land development loans. Many of these loans were foreclosed on during 2009. Many remaining nonaccrual loans were written down to their collateral values, resulting in a small allowance for loan losses remaining for nonaccrual loans at the end of 2009. During 2010 initial impairments became fewer for construction loans while commercial real estate loans incurred new impairments. Commercial real estate loans in nonaccrual status increased from 18 loans for $9.789 million at the end of 2009 to 28 loans for $16.960 million at the end of 2010.

FIRST M&F CORPORATION AND SUBSIDIARY

The following table shows a distribution of the totals for construction loans evaluated for impairment and the impairment allowances allocated to those loans at December 31, 2009 and December 31, 2010.

	December 31, 2009		December 31, 2010
(Dollars in thousands)	Loan	Impairment	Loan	Impairment
	Balance	Allowance	Balance	Allowance
Nonaccrual loans	$25,655	$36	$10,060	$175
Accruing loans with an allowance	16,646	6,028	11,327	2,696
Accruing loans without an allowance	11,758	-	8,111	-
Total	$54,059	$6,064	$29,498	$2,871

The following table shows a distribution of the totals for commercial real estate loans evaluated for impairment and the impairment allowances allocated to those loans at December 31, 2009 and December 31, 2010.

	December 31, 2009		December 31, 2010
(Dollars in thousands)	Loan	Impairment	Loan	Impairment
	Balance	Allowance	Balance	Allowance
Nonaccrual loans	$9,789	$-	$16,960	$765
Accruing loans with an allowance	23,073	4,614	5,025	817
Accruing loans without an allowance	26,332	-	36,275	-
Total	$59,194	$4,614	$58,260	$1,582

The dollar volume of commercial real estate loans reviewed for impairment significantly increased from the end of 2008 to the end of 2009. As of the end of 2009, the nonaccrual commercial real estate loans with impairments had been written down to their estimated fair values, less costs to sell. Included in the accruing loans that had impairments at the end of 2009 was one that had an outstanding balance of $9.761 million with an impairment allowance of $1.405 million. A second significant loan with an impairment allowance was a loan with an outstanding balance of $4.060 million and an impairment allowance of $870 thousand. The first loan, which is secured by retail stores, was paid down by $700 thousand and written down by an additional $1.411 million in a bankruptcy cramdown in 2010. It had a balance of $7.650 million, no individual impairment allowance, was out of bankruptcy and was in full accrual status at December 31, 2010. The second loan, which is secured by office space, was placed into nonaccrual status in February 2010 and incurred $1.663 million in charge offs during 2010. It had a balance of $2.468 million, no individual impairment allowance and was still in nonaccrual status while 395 days past due at December 31, 2010. Included in the accruing loans with no impairment allowances at the end of 2010 was one loan that had an outstanding balance of $8.517 million. This loan is secured by a hotel property and was restructured in January 2010, resulting in its being included in loans reviewed for impairment allowances thereafter. This loan was current according to its restructured terms as of the end of 2010. These large loans made up the majority of the increase from December 31, 2009 to December 31, 2010 in the balance of impaired commercial real estate loans not requiring an allowance.

FIRST M&F CORPORATION AND SUBSIDIARY

The following table shows the trend in credit quality related to the largest segments of the real estate loan portfolio.

		Past Due	Past Due
		30 – 89	90 Days
		Days	Or More		Year-To-
(Dollars in thousands)	Outstanding	And Still	And Still		Date Net
	Balances	Accruing	Accruing	Nonaccrual	Charge-Offs
Construction and development loans:
12/31/10	$85,160	$1,257	$274	$10,060	$4,167
09/30/10	96,848	979	430	11,887	2,628
06/30/10	106,015	2,495	79	17,092	2,816
03/31/10	108,574	2,434	352	20,363	852
12/31/09	123,254	3,119	901	25,655	38,713

Loans secured by 1-4 family properties:
12/31/10	$235,489	$3,020	$564	$3,863	$1,733
09/30/10	236,822	2,422	319	5,001	936
06/30/10	237,801	2,538	123	4,106	812
03/31/10	238,904	2,984	440	4,545	288
12/31/09	239,921	4,512	312	4,490	3,362

Commercial real estate-secured loans:
12/31/10	$561,571	$2,091	$-	$16,960	$7,360
09/30/10	529,899	3,824	44	16,306	4,917
06/30/10	509,556	6,359	1,080	11,890	4,667
03/31/10	517,450	8,120	1,268	12,444	3,848
12/31/09	520,550	13,928	1,208	9,789	3,245

The following table shows overall statistics for non-performing loans and other assets of the Company:

(Dollars in thousands)	December 31	December 31	December 31
	2010	2009	2008
Nonaccrual loans	$33,127	$44,549	$20,564
Other real estate	31,125	23,578	11,061
Investment securities	698	825	-

Total non-performing assets	$64,950	$68,952	$31,625

Past due 90 days or more and still accruing interest	$951	$2,479	$5,686
Restructured loans (accruing)	18,052	4,620	3,664

Ratios:
Nonaccrual loans to loans	3.11%	4.17%	1.74%
Past due 90 day loans to loans	.09%	.23%	.48%
Non-performing credit assets to loans and other real estate	5.85%	6.24%	2.65%
Non-performing assets to assets	4.05%	4.15%	1.98%

The Company is still in the process, begun in 2008, of working through the negative effects of the real estate downturn. The length and depth of any further deterioration will depend on the strength of the economy and of the housing and commercial real estate sectors. A continued deterioration in real estate values, especially if in the commercial real estate sector, could result in additional write-downs of loans. Management does not know of any additional material contingencies that could negatively affect the remainder of the loan portfolio during 2011.

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

In an effort to address and change the risk profile of the Company’s balance sheet, management has decided to de-emphasize residential and commercial construction loans and re-emphasize consumer, small business loans and certain agricultural loans. The Company also added a group of acquired participations of church loans to further diversify the portfolio.

FIRST M&F CORPORATION AND SUBSIDIARY

Defined Benefit Pension Plan

The Company has a defined benefit pension plan that it froze in September 2001. For accounting purposes, the plan’s funded status was a net liability of $542 thousand at the end of 2010 and $528 thousand at the end of 2009. The plan had an unamortized actuarial loss of $2.952 million at the end of 2010 and $3.538 million at the end of 2009 that was recorded in stockholders’ equity within other comprehensive income. The actuarial loss balance is being amortized against earnings on a straight-line basis through 2013. The Company expects to terminate the plan in five to seven years.

During 2010, the plan experienced gains in its investment portfolio of $874 thousand. These gains were partially offset by actuarial losses of $614 thousand incurred as a result of a reduction in the discount rate used to determine the present value of benefit obligations. The amortization expense component of pension expense was $885 thousand in 2010 and $906 thousand in 2009. It is expected to be $984 thousand for 2011.

Two significant issues for the Company going forward are (1) how to adjust planned contributions to the pension plan since it experienced a net funded deficit at the ends of 2009 and 2010 and (2) working with the higher expense level brought about by the unamortized actuarial loss and the shortening of the time frame for amortizing that loss against earnings. Management expects to manage pension contributions with the desire to terminate the plan within the next five to seven years. Contributions of $204 thousand were made in 2009 and of $224 thousand were made in 2010. Management believes that the market will perform sufficiently in 2011 and beyond to reduce the unamortized actuarial loss by earning returns in excess of expectations. If interest rates increase over the next three to five years, then the discounted value of the benefit obligations will decrease, thus reducing the actuarial loss further. However, during 2011 and likely into 2012 the Company will experience pension expenses of approximately $800 thousand annually.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity is the ability of a bank to convert assets into cash and cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Company’s ability to meet day-to-day cash flow requirements of customers, whether they wish to withdraw funds or to borrow funds to meet their capital needs. Historically, deposit growth has been sufficient to provide for the Company’s liquidity needs. The Company used Federal Home Loan Bank borrowings in the past to fund loan growth when deposit volumes were insufficient. The Company has limited lines available through the Federal Reserve, the Federal Home Loan Bank and correspondent banks to meet anticipated liquidity needs. However, it is the Company’s strategy to balance the use of deposits and short-term liquid assets as funding sources for future loan growth.

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

The Company did not have any stock option exercises during 2010 or 2009.

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

The Company is currently in a positive gap position for assets and liabilities repricing within the next year. This generally means that for assets and liabilities maturing and repricing within the next 12 months, the Company is positioned for more assets to reprice than the amount of liabilities repricing. At the end of 2010, the one-year repricing gap stood at -1.40% as compared to -6.17% at the end of 2009. Factors influencing the change in the one-year repricing gap from negative to slightly negative were (1) a 28.21% decrease in time deposits repricing within one year as rate sensitive certificates of deposit were allowed to liquidate and core NOW, MMDA and savings deposits experienced growth, and (2) a 43.07% decrease in the amount of borrowings due within one year as the Company continued to pay out its maturing Federal Home Loan Bank borrowings, offset to a moderate extent by a decrease in short-term liquid funds. According to interest-rate sensitivity analysis, the Company has low-to-moderate interest rate risk.

Capital Resources

Capital adequacy is continuously monitored by the Company to promote depositor and investor confidence and provide a solid foundation for future growth of the organization. The Company has historically kept the dividend payout ratio between 30% and 45%. Due to operating losses sustained during the fourth quarter of 2008 and into 2009, the Company reduced the quarterly dividend rate to $.01 per share beginning in the second quarter of 2009 after maintaining a $.13 per share quarterly dividend rate from the second quarter of 2005 through the first quarter of 2009.

The Company issued 30,000 shares of Class B, Series A Preferred Stock and a warrant for 513,113 shares of common stock with an exercise price of $8.77 on February 27, 2009 to the U. S. Treasury under the provisions of the TARP Capital Purchase Program for total proceeds of $30.000 million. Approximately $28.637 million of the proceeds were allocated to the preferred stock with the remaining $1.363 million being allocated to additional paid-in capital for the common stock warrant. The preferred stock was treated as Tier 1 capital for risk-based capital measurement purposes. The Company was approved for up to $40.000 million in the Capital Purchase Program during the fourth quarter of 2008. Management decided to request $30.000 million of the approved amount for several reasons: (1) the economy had experienced significant deterioration since the beginning of 2008, (2) there was much uncertainty regarding the timing and extent of the next economic recovery and (3) the economic uncertainty called for prudence when projecting the path of real estate values for illiquid and depressed markets.

The Capital Purchase Program proceeds were used primarily to inject additional capital into the Company’s bank subsidiary. The acquisition of these funds served (1) to increase the Company’s capital position, (2) to provide liquidity for the Company’s and bank subsidiary’s operations and debt service obligations and (3) to act as a buffer against the effects on capital of future unpredictable events.

Cumulative dividends on the Class B, Series A Preferred Stock were set to accrue on the $1,000 liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter but will be paid only if, as, and when declared by the Company’s Board of Directors. The Class B, Series A Preferred Stock had no maturity date and ranked senior to the Common Stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company. The Class B, Series A Preferred Stock was generally non-voting.

FIRST M&F CORPORATION AND SUBSIDIARY

On September 29, 2010 the Company issued 30,000 shares of Class B, Series CD Preferred Stock to the U. S. Treasury to retire its Class B, Series A Preferred Stock that was issued in the Capital Purchase Program in 2009. The Class B, Series CD shares were issued through the U. S. Treasury’s Community Development Capital Initiative, which is available to Community Development Financial Institutions. The Company’s banking subsidiary, M&F Bank, was certified by the U. S. Treasury as a Community Development Financial Institution (CDFI) on September 28, 2010.

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

The terms of the Exchange agreement with the U. S. Treasury specify that the Company may not pay common dividends in excess of the aggregate per share dividends for the immediately prior fiscal year. This will limit future dividends through the earlier of September 2018 or the date the preferred stock is redeemed to the current rate of $.01 per share per quarter or $.04 per share per year.

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

The Company’s stock is publicly traded on the NASDAQ Global Select Market, also providing an avenue for additional capital if it is needed. The Company’s shares traded at a rate of approximately 6,800 shares per day during 2010. There is one analyst who follows the Company and issues earnings forecasts.

The ratio of capital to assets stood at 6.68% at December 31, 2010, 6.29% at December 31, 2009, and 8.51% at December 31, 2008, with risk-based capital ratios in excess of the regulatory requirements. The Company’s regulatory capital ratios for 2010 and 2009 are summarized in Note 20 – Regulatory Matters of the audited financial statements included in Item 8, Financial Statements and Supplementary Data, in this Form 10-K.

FIRST M&F CORPORATION AND SUBSIDIARY

OFF-BALANCE SHEET ARRANGEMENTS

The Company’s primary off-balance sheet arrangements are in the form of loan commitments, operating lease commitments and an interest rate swap. At December 31, 2010, the Company had $122.448 million in unused loan commitments outstanding. Of these commitments, $93.235 million mature in one year or less. Lines of credit are established using the credit policy of the Company concerning the lending of money.

Letters of credit are used to facilitate the borrowers’ business and are usually related to the acquisition of inventory or of assets to be used in the customers’ business. Letters of credit are generally secured and are underwritten using the same standards as traditional commercial loans. Most standby letters of credit expire without being presented for payment. However, the presentment of a standby letter of credit would create a loan receivable from the Bank’s loan customer. The Bank’s asset-based lending subsidiary uses commercial letters of credit to facilitate the purchase of inventory items by its customers. There were no commercial letters of credit outstanding at the end of 2010. At December 31, 2010, the Company had $6.169 million in financial standby letters of credit issued and outstanding.

At December 31, 2010, there were no standby letters of credit issued on the Company’s behalf by any Federal Home Loan Banks. At December 31, 2009, there were $100 thousand in standby letters of credit issued on the Company’s behalf by a Federal Home Loan Bank. The Company uses these letters of credit primarily to pledge to certain state and municipality deposits and occasionally as additional collateral on loan participations sold and is obligated to the Federal Home Loan Bank if the letters of credit must be drawn upon.

Liabilities of $15 thousand at December 31, 2010, and $31 thousand at December 31, 2009, are recognized in Other Liabilities related to the obligation to stand ready to perform related to standby letters of credit.

The Company makes commitments to originate mortgage loans that will be held for sale. The total commitments to originate mortgages to be held for sale were $4.398 million at December 31, 2010. These commitments are accounted for as derivatives and are marked to fair value with changes in fair value recorded in mortgage banking income.  At December 31, 2010, mortgage origination-related derivatives with positive fair values of $1 thousand were included in other assets and derivatives with negative fair values of $28 thousand were included in other liabilities.

The Company also engages in forward sales contracts with mortgage investors to purchase mortgages held for sale. Those forward sale agreements that have a determined price and expiration date are accounted for as derivatives and marked to fair value through mortgage banking income. At December 31, 2010, the Company had $7.745 million in locked forward sales agreements in place. Forward sale-related derivatives with positive fair values of $245 thousand were included in other assets and no derivatives with negative fair values were included in other liabilities.

Mortgages that are sold generally have recourse obligations if any of the first four payments become past due over 30 days under certain investor contracts and over 90 days under other investor contracts. The Company may also be required to repurchase mortgages that do not conform to FNMA or FHA underwriting standards or that contain critical documentation errors or fraud. The Company only originates for sale mortgages that conform to FNMA and FHA underwriting guidelines. The Company has not sustained any recourse-related losses in its mortgage program and the repurchase of mortgages has been an extremely rare event. Mortgages sold that were still in the recourse period were $27.984 million at December 31, 2010. No recourse liability was recorded for these mortgages.

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

In November 2010 the Company entered into a forward-starting interest rate swap designed to hedge the variability of cash flows on the quarterly interest payments of the junior subordinated debentures, issued in relation to a trust preferred security financing in 2006, that switch in March 2011 from a fixed-rate of 6.44% to a floating rate of 3-month LIBOR plus 1.33%. The interest rate swap has a notional value of $30 million which is equivalent to the principal balance of the junior subordinated debentures. The effective date of the swap is March 15, 2011 with an expiration date of March 15, 2018.

FIRST M&F CORPORATION AND SUBSIDIARY

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following table summarizes the obligations of the Company:

(Dollars in thousands)	Payments Due by Period
		Less			More
		Than 1	1 - 3	3 – 5	Than 5
Contractual Obligations	Total	Year	Years	Years	Years

Long-Term Debt	$50,416	$10,707	$25,982	$4,606	$9,121
Junior Subordinated Debentures	30,928	-	-	-	30,928
Capital Lease Obligations	-	-	-	-	-
Operating Leases	2,548	637	906	576	429
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities	-	-	-	-	-

Total	$83,892	$11,344	$26,888	$5,182	$40,478

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

FIRST M&F CORPORATION AND SUBSIDIARY

Fair Value

Certain of the Company’s assets and liabilities are financial instruments carried at fair value. This includes securities available for sale, mortgage-related derivatives and interest rate swaps. Most of the assets and liabilities carried at fair value are based on either quoted market prices, market prices for similar instruments or market data for the instruments being valued. At December 31, 2010, less than 1% of assets measured at fair value were based on significant unobservable inputs.

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

The Company enters into interest rate lock agreements with customers during the mortgage origination process. These interest rate lock agreements are considered written options and are accounted for as free-standing derivatives. The Company also enters into forward sale agreements with investors who purchase originated mortgages. These forward sale agreements are also considered free-standing derivatives. Free-standing derivatives are accounted for at fair value with changes flowing through current earnings. The Company values interest rate lock agreements using the current 30-year and 15-year mortgage rates as a discount rate and adjusts cash flows based on dealer quoted pricing adjustments for certain credit characteristics of the commitments and estimated pull-through rates. The Company values forward sale agreements based on an average of investor quotes for mortgage commitments with similar characteristics with adjustments made for estimated servicing values.

The Company enters into interest rate swaps. Interest rate swaps are valued using a discounted cash flow model. Future net cash flows are estimated based on the forward LIBOR rate curve, the payment terms of the swap and potential credit events. These cash flows are discounted using the forward swap curve, with the resulting fair value being classified as a Level 3 valuation.

Other real estate acquired through partial or total satisfaction of loans is carried at the lower of fair value, net of estimated costs to sell, or cost. The original cost of other real estate is recognized as the lesser of fair value of the property, net of estimated costs to sell, or the recorded loan balance at the date of acquisition. Any loss incurred at the date of acquisition is charged to the allowance for loan losses. The fair values of other real estate are usually based on appraisals by third parties. These fair values may also be adjusted for other market data that the Company becomes aware of.

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

FIRST M&F CORPORATION AND SUBSIDIARY

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk comes in the form of risk to the net interest income of the Company as well as to the market values of the financial assets and liabilities on the balance sheet and the values of off-balance sheet activities such as commitments. The Company monitors interest rate risk on a monthly basis with quarterly sensitivity analyses being performed on the balance sheet and economic value of equity. The following table shows the gap position of the Company at December 31, 2010, placing variable-rate instruments in the earliest repricing category and including estimated prepayment activity for certain loans and mortgage-backed securities. The gap positioning for deposits without maturities are estimated using a combination of factors that include deposit product price sensitivity estimates for increasing and decreasing rate periods. As the assumptions made regarding non-maturity deposits heavily influence the interest rate sensitivity analysis of the Company’s balance sheet, management frequently reviews these inputs to best reflect current deposit market forces and industry standards for monitoring these risk factors.

Rate Sensitivity Gap Report
As of December 31, 2010
(Dollars in thousands)	0-12 months	1-5 years	Over 5 years	Total

Short-term funds	$97,103	$-	$-	$97,103
Investments	83,054	135,569	58,306	276,929
Loans	496,474	505,971	63,943	1,066,388
Total earning assets	676,631	641,540	122,249	1,440,420

NOW, MMDA & savings deposits	343,339	40,272	261,825	645,436
Time deposits	304,444	213,332	-	517,776
Short-term borrowings	33,481	-	-	33,481
Other borrowings	47,829	33,515	-	81,344
Interest rate swap	(30,000)	-	30,000	-
Total int. bearing liabilities	$699,093	$287,119	$291,825	$1,278,037

Rate sensitive gap	$(22,462)	$354,421	$(169,576)

Cumulative gap	$(22,462)	$331,959	$162,383
Cumulative % of assets	(1.40)%	20.70%	10.12%

Interest rate shock analysis shows that the Company will experience a .04% increase over 12 months in its net interest income with a gradual (12 month ramp) and sustained 100 basis point decrease in interest rates. A gradual and sustained increase in interest rates of 200 basis points will result in a .06% increase in net interest income.

An analysis of the change in market value of equity shows how an interest rate shock will affect the difference between the market value of assets and the market value of liabilities. With all financial instruments being stated at market value, the market value of equity will increase by 4.57% with an immediate and sustained increase in interest rates of 200 basis points. The market value of equity will decrease by 8.60% with an immediate and sustained decrease in interest rates of 100 basis points.

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

Based on First M&F Corporation’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2010.

/s/ Hugh S. Potts, Jr.	/s/ John G. Copeland
Hugh S. Potts, Jr.	John G. Copeland
Chairman and Chief Executive Officer	EVP and Chief Financial Officer

FIRST M&F CORPORATION AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
First M&F Corporation
Kosciusko, Mississippi

We have audited the accompanying consolidated statements of condition of First M&F Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2010.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First M&F Corporation as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Jackson, Mississippi
March 16, 2011

FIRST M&F CORPORATION AND SUBSIDIARY
Consolidated Statements of Condition
December 31, 2010 and 2009
(In Thousands, Except Share Data)

	2010	2009
Assets

Cash and due from banks	$45,099	$42,446
Interest-bearing bank balances	72,103	84,810
Federal funds sold	25,000	70,000
Securities available for sale, amortized cost of $274,421 and $280,470	276,929	284,550
Loans held for sale	6,242	10,266

Loans, net of unearned income	1,060,146	1,058,340
Allowance for loan losses	(16,025)	(24,014)

Net loans	1,044,121	1,034,326

Bank premises and equipment	40,696	42,919
Accrued interest receivable	6,380	7,598
Other real estate	31,125	23,578
Other intangible assets	5,013	5,439
Other assets	51,256	57,036

	$1,603,964	$1,662,968
Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing deposits	$212,199	$228,579
Interest-bearing deposits	1,163,213	1,159,684
Total deposits	1,375,412	1,388,263
Fed funds purchased and repurchase agreements	33,481	8,642
Other borrowings	50,416	122,510
Junior subordinated debt	30,928	30,928
Accrued interest payable	1,470	2,933
Other liabilities	5,192	5,062
Total liabilities	1,496,899	1,558,338

Stockholders’ equity:
Preferred stock:
Class A; 1,000,000 shares authorized	-	-
Class B; 1,000,000 shares authorized;
Series A; 30,000 shares issued	-	28,838
Series CD; 30,000 shares issued	16,390	-
Common stock of $5.00 par value; 50,000,000 shares authorized: 9,106,803 and 9,069,346 shares issued	45,534	45,347
Additional paid-in capital	31,883	31,926
Nonvested restricted stock awards	784	734
Retained earnings (deficit)	12,225	(2,595)
Accumulated other comprehensive income	249	379
First M&F Corporation equity	107,065	104,629
Noncontrolling interest in subsidiaries	-	1
Total equity	107,065	104,630

	$1,603,964	$1,662,968

The accompanying notes are an integral part of these financial statements.

FIRST M&F CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations
Years Ended December 31, 2010, 2009 and 2008
(In Thousands, Except Share Data)

	2010	2009	2008
Interest income:
Interest and fees on loans	$62,070	$66,782	$81,487
Interest on loans held for sale	232	278	299
Taxable investments	7,616	9,531	9,023
Tax-exempt investments	1,549	2,105	2,164
Federal funds sold	82	95	182
Interest-bearing bank balances	143	42	133
Total interest income	71,692	78,833	93,288

Interest expense:
Deposits	18,809	23,701	32,255
Fed funds purchased and repurchase agreements	66	97	327
Other borrowings	3,024	5,449	6,717
Junior subordinated debt	1,992	1,992	1,993
Total interest expense	23,891	31,239	41,292

Net interest income	47,801	47,594	51,996
Provision for loan losses	9,220	49,601	19,734
Net interest income (expense) after provision for loan losses	38,581	(2,007)	32,262

Noninterest income:
Deposit account income	10,221	10,976	11,692
Mortgage banking income	1,581	1,823	1,202
Agency commission income	3,809	3,881	4,125
Trust and brokerage income	526	489	585
Bank owned life insurance income	667	762	615
Other income	1,865	2,412	2,906
Securities gains, net	2,255	456	6

Total investment other-than-temporary impairment losses	(435)	(3,527)	-
Portion of loss recognized in other comprehensive income (before taxes)	32	2,698	-
Net investment impairment losses recognized	(403)	(829)	-

Total noninterest income	20,521	19,970	21,131

Noninterest expenses:
Salaries and employee benefits	27,303	28,314	28,954
Net occupancy expenses	3,937	4,614	4,210
Equipment expenses	2,382	2,877	3,594
Software and processing expenses	1,627	1,898	2,072
Telecommunications expenses	980	1,043	1,162
Marketing and business development expenses	1,014	1,351	1,439
Foreclosed property expenses	2,946	7,283	1,913
FDIC insurance assessments	3,261	3,276	575
Goodwill impairment	-	32,572	-
Intangible asset amortization and impairment	426	1,688	485
Other expenses	10,614	10,956	9,880
Total noninterest expenses	54,490	95,872	54,284

Income (loss) before income taxes	4,612	(77,909)	(891)
Income tax expense (benefit)	602	(18,104)	(1,436)
Net income (loss)	4,010	(59,805)	545
Net income (loss) attributable to noncontrolling interests	(1)	(6)	19
Net income (loss) attributable to First M&F Corporation	$4,011	$(59,799)	$526
Dividends and accretion on preferred stock	1,692	1,464	-
Gain on exchange of preferred stock	12,867	-	-
Net income (loss) applicable to common stock	$15,186	$(61,263)	$526

Net income (loss) allocated to common shareholders	$15,071	$(60,655)	$522
Earnings (loss) per share:
Basic	$1.66	$(6.69)	$0.06
Diluted	1.66	(6.69)	0.06

The accompanying notes are an integral part of these financial statements.

FIRST M&F CORPORATION AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2010, 2009 and 2008
(In Thousands)

	2010	2009	2008

Net income (loss)	$4,010	$(59,805)	$545

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized gains on securities available for sale arising during the period, net of tax of $159, $1,628, and $1,009	267	2,736	1,697
Unrealized losses on other-than-temporarily impaired securities available for sale arising during the period, net of tax of $54 and $1,462	(92)	(2,458)	-
Reclassification adjustment for gains on securities available for sale included in net income, net of tax of $841, $170, and $2	(1,414)	(286)	(4)
Reclassification adjustment for credit related other-than- temporary impairment losses on securities available for sale included in net income, net of tax of $150 and $309	253	520	-
Unrealized gains on cash flow hedge arising during the period, net of tax of $305	512	-	-
Defined benefit pension plans:
Net actuarial gains (losses) arising during the period, net of tax of $112, $32 and $1,113	(187)	53	(1,868)
Amortization of transition asset, net of tax of $0, $3 and $3	-	(4)	(6)
Amortization of prior service cost, net of tax of $14, $14 and $14	(23)	(23)	(23)
Amortization of actuarial loss, net of tax of $331, $338 and $122	554	568	204
Effects of changing the pension plan measurement date pursuant to change in accounting principle (charged to retained earnings):
Amortization of transition asset, net of tax of $1	-	-	(1)
Amortization of prior service cost, net of tax of $3	-	-	(6)
Amortization of actuarial loss, net of tax of $30	-	-	51

Other comprehensive income (loss)	(130)	1,106	44

Total comprehensive income (loss)	3,880	(58,699)	589
Comprehensive income (loss) attributable to noncontrolling interests	(1)	(6)	19

Comprehensive income (loss) of First M&F Corp	$3,881	$(58,693)	$570

The accompanying notes are an integral part of these financial statements.

FIRST M&F CORPORATION AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2010, 2009 and 2008
(In Thousands, Except Share Data)

				Nonvested		Accumulated
			Additional	Restricted	Retained	Other
	Preferred	Common	Paid-in	Stock	Earnings	Comprehensive	Noncontrolling
	Stock	Stock	Capital	Awards	(Deficit)	Income (Loss)	Interest	Total

January 1, 2008	$-	$45,338	$30,475	$643	$64,395	$(771)	$18	$140,098
Net income	-	-	-	-	526	-	19	545
Cash dividends - common ($.52 per share)	-	-	-	-	(4,772)	-	-	(4,772)
7,500 common shares repurchased	-	(38)	(80)	-	-	-	-	(118)
Share-based compensation expense recognized	-	-	9	197	3	-	-	209
3,266 restricted share awards vested	-	17	43	(60)	-	-	-	-
Net change	-	-	-	-	-	-	-	-
Distributions	-	-	-	-	-	-	(19)	(19)
Effects of change in accounting principle regarding pension plan measurement date:
Interest cost, and expected return on plan assets for October 1- December 31, 2008 net of tax of $15	-	-	-	-	25	-	-	25
Amortization of prior service cost and transition asset for October 1- December 31, 2008, net of tax of $26	-	-	-	-	(44)	44	-	-

December 31, 2008	$-	$45,317	$30,447	$780	$60,133	$(727)	$18	$135,968

Net loss	-	-	-	-	(59,799)	-	(6)	(59,805)
Cash dividends - common ($.16 per share)	-	-	-	-	(1,466)	-	-	(1,466)
Issuance of 30,000 shares of preferred stock	28,637	-	-	-	-	-	-	28,637
Issuance of stock warrant for 513,113 shares	-	-	1,363	-	-	-	-	1,363
Dividends and accretion on preferred stock	201	-	-	-	(1,464)	-	-	(1,263)
6,000 restricted share awards vested	-	30	71	(101)	-	-	-	-
Share-based compensation expense recognized	-	-	17	55	1	-	-	73
Tax benefits on restricted stock dividends paid	-	-	28	-	-	-	-	28
Net change	-	-	-	-	-	1,106	-	1,106
Distributions	-	-	-	-	-	-	(11)	(11)

December 31, 2009	$28,838	$45,347	$31,926	$734	$(2,595)	$379	$1	$104,630

Net income	-	-	-	-	4,011	-	(1)	4,010
Cash dividends - common ($.04 per share)	-	-	-	-	(366)	-	-	(366)
37,457 shares issued to directors	-	187	(54)	-	-	-	-	133
Dividends and accretion on preferred stock	419	-	-	-	(1,692)	-	-	(1,273)
Gain on exchange of preferred stock	(12,867)	-	-	-	12,867	-	-	-
Share-based compensation expense recognized	-	-	11	50	-	-	-	61
Net change	-	-	-	-	-	(130)	-	(130)

December 31, 2010	$16,390	$45,534	$31,883	$784	$12,225	$249	$-	$107,065

The accompanying notes are an integral part of these financial statements.

FIRST M&F CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years Ended December 31, 2010, 2009 and 2008
(In Thousands)

	2010	2009	2008

Cash flows from operating activities:
Net income (loss)	$4,010	$(59,805)	$545
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation	61	73	209
Director fees issued in stock	133	-	-
Amortization of pension costs	787	878	121
Depreciation and amortization	2,736	3,281	3,373
Goodwill impairment	-	32,572	-
Intangible asset impairments	-	1,248	-
Provision for loan losses	9,220	49,601	19,734
Net investment amortization (accretion)	2,090	1,178	(122)
Net change in unearned fees/deferred costs on loans	44	(243)	(496)
Capitalized dividends on FHLB stock	(27)	(19)	(237)
Net accretion of discount on time deposits	29	19	38
Net accretion of discount on debt	-	-	5
Gain on securities available for sale	(2,255)	(456)	(6)
Impairment loss on securities available for sale	403	829	-
Gains on loans held for sale	(1,285)	(1,006)	(831)
Other real estate losses	1,574	5,778	1,375
Other asset sale (gains) losses	225	(732)	(94)
Deferred income taxes	735	(10,855)	(3,670)
Originations of loans held for sale, net of repayments	(83,200)	(107,959)	(67,955)
Sales proceeds of loans held for sale	88,277	106,348	66,582
(Increase) decrease in:
Accrued interest receivable	1,218	2,234	2,602
Cash surrender value of bank owned life insurance	(667)	(762)	(615)
Other assets	(1,800)	1,086	1,638
Increase (decrease) in:
Accrued interest payable	(1,463)	(604)	(1,614)
Other liabilities	8,363	(4,893)	(2,207)

Net cash provided by operating activities	29,208	17,791	18,375

Cash flows from investing activities:
Purchases of securities available for sale	(170,862)	(142,697)	(89,503)
Sales of securities available for sale	89,164	17,240	6,878
Maturities of securities available for sale	87,509	67,318	95,446
Purchases of loans held for investment	(36,380)	-	-
Sales of nonperforming loans	500	6,350	-
Net (increase) decrease in other loans held for investment	(7,390)	21,506	20,986
Net (increase) decrease in:
Interest-bearing bank balances	12,707	(78,254)	(3,076)
Federal funds sold	45,000	(60,650)	(7,350)
Bank premises and equipment	(226)	(1,061)	(1,867)
Net benefits received (purchases) of bank owned life insurance	(41)	202	(78)
Proceeds from sales of other real estate and other repossessed assets	16,626	23,127	7,338
Payments for ORE improvements and lienholder payoffs	(1,276)	(599)	(300)
Net redemptions of FHLB stock	-	225	2,382

Net cash provided by (used in) investing activities	35,331	(147,293)	30,856

FIRST M&F CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years Ended December 31, 2010, 2009 and 2008
(In Thousands)

	2010	2009	2008

Cash flows from financing activities:
Net increase (decrease) in deposits	(12,880)	126,857	(1,106)
Net increase (decrease) in short-term borrowings	24,839	(1,086)	52
Proceeds from other borrowings	2,872	20,000	200,500
Repayments of other borrowings	(74,966)	(49,037)	(250,270)
Earnings distributions to noncontrolling interests	-	(11)	(19)
Common dividends paid	(366)	(1,466)	(4,772)
Preferred dividends paid	(1,385)	(1,075)	-
Preferred shares and common stock warrant issued to U.S. Treasury	-	30,000	-
Common shares repurchased	-	-	(118)
Tax benefits related to share-based compensation	-	28	-

Net cash provided by (used in) financing activities	(61,886)	124,210	(55,733)

Net increase (decrease) in cash and due from banks	2,653	(5,292)	(6,502)

Cash and due from banks at January 1	42,446	47,738	54,240

Cash and due from banks at December 31	$45,099	$42,446	$47,738

Supplemental disclosures:
Total interest paid	$25,373	$31,852	$42,870
Total income taxes paid	232	69	3,435
Income tax refunds received	8,735	1,249	23

Transfers of loans to foreclosed property	24,192	40,048	13,031
Transfers of buildings to foreclosed property	180	-	-
Gain on exchange of Class B preferred stock	12,867	-	-
U.S. Treasury preferred dividend accrued but unpaid	75	187	-
Accretion on U.S. Treasury preferred stock	419	201	-

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

Reclassifications

Certain immaterial items within the accompanying financial statements for previous years have been reclassified to conform to the 2010 presentation. These reclassifications had no effect on net earnings or stockholders’ equity.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future economic and market conditions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although our estimates and assumptions contemplate current economic conditions and how we expect them to change in the future, it is reasonably possible that in 2011 actual conditions could be worse than those anticipated, which could materially affect our financial condition and results of operations. The allowance for loan losses, the fair value of financial instruments, the fair value of other real estate, the valuation of deferred tax assets and other-than-temporary investment impairments represent significant estimates.

Comprehensive Income

Comprehensive income includes net income reported in the statements of operations and net changes in stockholders’ equity arising from activity with non-owners. Components of accumulated other comprehensive income (loss) for the Company are: (1) changes in unrealized gains (losses) on securities available for sale, (2) changes in unrealized gains (losses) on cash flow hedges and (3) actuarial and other changes in net unamortized pension costs.

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

Realized gains and losses on securities available for sale are included in earnings and are determined using the specific amortized cost of the securities sold. When the fair values of available-for-sale securities fall below their amortized cost basis they are considered to be impaired. For debt securities, if the Company has the intent to sell the security or it is more likely than not that it will be required to sell the debt security before the recovery of its amortized cost basis then the full impairment is recognized in earnings as a realized loss. However, if the Company does not have the intent to sell the debt security and it is more likely than not that it will not be required to sell the debt security before recovery of its amortized cost basis, then only the amount of the unrealized loss that is determined to be a credit loss is reflected in earnings. The remaining unrealized loss that is due to non-credit factors is reflected in other comprehensive income. In estimating other-than-temporary impairment losses, management considers, among other things, (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) historical cash flows and economic factors that could detrimentally affect those cash flows, (4) changes in credit ratings of the issuers and (5) the Company’s intent to sell and assessment of the likelihood that the Company would be required to sell the security before it could recover its cost. For beneficial interests such as collateralized debt obligations the Company uses the expected cash flow analysis prescribed by applicable accounting standards as well as its intent related to the disposition of its investment to determine whether an other-than-temporary impairment exists.

Loans Held for Sale

Loans held for sale, consisting primarily of mortgages, are accounted for at the lower of cost or fair value applied on an individual loan basis. Valuation changes are recorded in mortgage banking income or other income.

Loans Held for Investment

Loans that management has the ability and intent to hold for the foreseeable future or until maturity or payoff are considered held for investment. Loans held for investment are stated at the principal amount outstanding, net of unearned income and an allowance for loan losses. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Loan origination fees and direct loan origination costs, as well as purchase premiums and discounts, are deferred and recognized over the life of the related loans as adjustments to interest income using the level yield method.

The Bank discontinues the accrual of interest on loans and recognizes income only as received (places the loans in nonaccrual status) when, in the judgment of management, the collection of interest, but not necessarily principal, is doubtful. Unpaid accrued interest is charged against interest income on loans when they are placed in nonaccrual status. When a borrower of a loan that is in nonaccrual status can demonstrate the ability to repay the loan in accordance with its contractual terms, then the loan may be returned to accruing status. The Company determines past due status on all loans based on their contractual repayment terms. Loans are considered past due if either an interest or principal payment is past due in accordance with the loan’s contractual repayment terms.

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

Allowance and Provision for Loan Losses

The allowance for loan losses is established through provisions for loan losses charged against earnings. Loans are considered uncollectible when available information confirms that the loan can not be collected in full. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is maintained at a level believed to be adequate by management to absorb estimated probable loan losses.  Management’s periodic evaluation of the adequacy of the allowance for loan losses is based on estimated credit losses for specifically identified impaired loans as well as estimated probable credit losses inherent in the remainder of the loan portfolio based on historical loss rates. The fundamental tool used by management to estimate impairments and contingency reserves is the individual loan risk rate. Management considers a number of factors in assigning risk rates to individual loans, including: historical loan loss experience for various types of loans, past due trends, current trends, current economic conditions, industry exposure, internal and external loan reviews, loan risk, loan performance, the estimated value of underlying collateral, evaluation of a borrower’s financial condition and other factors considered relevant in grading loans. Troubled debt restructurings are considered to be impaired loans and are included with the loans that are individually reviewed for impairment allowances. Troubled debt restructurings are loans in which the Company has granted a concession to the borrower which would not otherwise be considered due to the borrower’s financial difficulties.

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

Other Real Estate

Other real estate acquired through partial or total satisfaction of loans is carried at the lower of fair value, net of estimated costs to sell, or cost. The original cost of other real estate is recognized as the lesser of fair value of the property, net of estimated costs to sell, or the recorded loan balance at the date of acquisition (foreclosure or transfer). Any loss incurred at the date of acquisition is charged to the allowance for loan losses. Gains or losses incurred subsequent to the date of acquisition are reported in current operations. Related operating income and expenses are reported in current operations.

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

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 1:  (Continued)

Derivative Financial Instruments

All contracts that satisfy the definition of a derivative are carried at fair value. Interest rate swaps are used to hedge the Company’s exposure to changes in interest rates. The Company maintains written documentation for these derivatives which hedge forecasted transactions and are therefore considered cash flow hedges. This documentation identifies the hedging objective and strategy, the hedging instrument, the instrument being hedged, the reasoning behind the assertion that the hedge is highly effective and the methodology for measuring ongoing hedge effectiveness and ineffectiveness. Changes in the fair value of a derivative that is highly effective and that has been designated and qualifies as a cash flow hedge are initially recorded in other comprehensive income, and subsequently reclassified to earnings in the same period that the hedged item impacts earnings. Any ineffective portion is recorded in current period earnings. Assessments of hedge effectiveness are performed monthly, and hedge accounting ceases on transactions that are no longer deemed effective. For discontinued cash flow hedges where the hedged transaction remains probable to occur as originally designated, the unrealized gains and losses recorded in accumulated other comprehensive income would be reclassified to earnings in the period when the previously designated hedged cash flows occur. If the previously designated transaction were no longer probable of occurring, any unrealized gains and losses would be immediately reclassified to earnings.

The Company enters into interest rate lock and forward sale agreements on mortgage loans that are held for sale. These agreements are accounted for as freestanding derivatives with all changes in fair value recorded in mortgage banking income.

Restricted Cash Balances

The Company has entered into an interest rate swap agreement designed to convert floating rate interest payments on subordinated debentures into fixed rate payments. The Company has pledged $1.5 million in interest bearing bank balances to the swap dealer as collateral.

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

Further new authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its effect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 became effective January 1, 2010 and did not have a significant impact on the Company’s financial statements.

FASB ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 became effective January 1, 2010 and did not have a significant impact on the Company’s financial statements.

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

Accounting Standards Update No. 2010-11, “Derivatives and Hedging (Topic 815) – Scope Exception Related to Embedded Credit Derivatives.” ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. ASU 2010-11 also allows a one-time election of, on an instrument-by-instrument basis, the fair value option for any investments in a beneficial interest in a securitized financial asset, such as certain investments in collateralized debt obligations, at the beginning of the reporting period of adoption. The provisions of ASU 2010-11 became effective on July 1, 2010 and did not have a material impact on the Company’s financial position or results of operations.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 1:  (Continued)

Accounting Standards Update No. 2010-18, “Receivables (Topic 310) – Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset – a consensus of the FASB Emerging Issues Task Force.” ASU 2010-18 states that a modified loan within a pool of purchased, credit-impaired loans which are accounted for as a single asset, should remain in the pool even if the modification would otherwise be considered a Troubled Debt Restructuring (TDR). A one-time election to terminate accounting for a group of loans in a pool, which may be made on a pool-by-pool basis, is allowed upon adoption of ASU 2010-18. ASU 2010-18 does not require any additional recurring disclosures and became effective on July 1, 2010  and did not have a material impact on the Company’s financial position or results of operations.

Accounting Standards Update No. 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 became effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. These disclosures are included in Note 4 – Loans and Allowance for Loan Losses. Disclosures that relate to activity during a reporting period will be required for the Company’s financial statements that include periods beginning on or after January 1, 2011. The adoption of ASU 2010-20 as it relates to activity during a reporting period is not expected to have a material impact on the Company’s financial position or results of operations. The disclosure requirements relating to troubled debt restructurings have been indefinitely deferred.

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

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 2:  (Continued)

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at
		December 31, 2010, Using
		Quoted
		Prices In
		Active
		Markets	Significant
	Assets/Liabilities	For	Other	Significant
	Measured at Fair	Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2010	(Level 1)	(Level 2)	(Level 3)

U.S. Government sponsored entities	$58,611	$-	$58,611	$-
Mortgage-backed investments	173,921	-	173,921	-
Obligations of states and political subdivisions	41,828	-	41,828	-
Collateralized debt obligations	934	-	-	934
Other debt securities	1,635	-	1,635	-
Total securities available for sale	$276,929	$-	$275,995	$934

Interest rate swap	817	-	-	817

Mortgage derivative assets	246	-	-	246

Mortgage derivative liabilities	28	-	-	28

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

Collateralized debt obligations. The Company owns certain beneficial interests in collateralized debt obligations secured by community bank trust preferred securities. These interests have an amortized cost of $3.768 million with estimated fair values of $934 thousand. These interests do not trade in a liquid market, and therefore, market quotes are not a reliable indicator of their ultimate realizability. The Company utilizes a discounted cash flow model using inputs of (1) market yields of trust-preferred securities as the discount rate and (2) expected cash flows which are estimated using assumptions related to defaults, deferrals and prepayments to determine the fair values of these beneficial interests. Many of the factors that adjust the timing and extent of cash flows are based on judgment and not directly observable in the markets. Therefore, these fair values are classified as Level 3 valuations for accounting and disclosure purposes.

Equity securities. Equity securities are comprised of mutual funds that are actively exchanged at their net asset value (NAV).

Mortgage derivatives.  Throughout 2009 mortgage derivative assets and liabilities were reported at fair value utilizing Level 2 inputs. These assets and liabilities represent the fair values of the interest rate lock commitments (IRLCs) of the Company to originate mortgages at certain rates as well as the commitments, or forward sale agreements (FSAs), to sell the mortgages to investors at locked prices within a specified period of time. The Company uses an internal valuation model with observable market data inputs consisting primarily of dealer quotes, market yield curves and credit-related adjustments. The most significant inputs used in 2009 were dealer quotes. During the fourth quarter of 2009 the model for FSA derivatives was changed to supplement the dealer quotes with estimates of servicing values. The model for IRLC derivatives was adjusted to use estimated pull-through rates. Therefore, these instruments were transferred to Level 3 status upon their valuations at December 31, 2009.  Mortgage derivative assets are included in other assets and mortgage derivative liabilities are included in other liabilities in the Company’s statement of condition.

Interest rate swap.  The interest rate swap is valued using a discounted cash flow model. Future net cash flows are estimated based on the forward LIBOR rate curve, the payment terms of the swap and potential credit events. These cash flows are discounted using the forward swap curve, with the resulting fair value being classified as a Level 3 valuation.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 2:  (Continued)

The following table reports the activity for 2010 in assets measured at fair value on a recurring basis using significant unobservable (Level 3) inputs.

(Dollars in thousands)	Year Ended December 31, 2010
	Collateralized		Interest
	Debt	Mortgage	Rate
	Obligations	Derivatives	Swap
Beginning Balance	$1,080	$84	$-
Total gains or losses (realized/unrealized)
Other-than-temporary impairment included in earnings	(403)	-	-
Other-than-temporary impairment (included in) transferred from other comprehensive income	(32)	-	-
Other gains/losses included in other comprehensive income	289	-	817
IRLC and FSA issuances included in earnings	-	702	-
IRLC and FSA expirations and fair value changes included in earnings	-	(67)	-
IRLC transfers into closed loans/FSA sold loans	-	(501)	-
Ending Balance	$934	$218	$817

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(403)	$-	$-

The following table reports the activity for 2009 in assets measured at fair value on a recurring basis using significant unobservable (Level 3) inputs.

(Dollars in thousands)	Year Ended December 31, 2009
	Collateralized
	Debt	Mortgage
	Obligations	Derivatives
Beginning Balance	$-	$-
Total gains or losses (realized/unrealized)
Other-than-temporary impairment included in earnings	(829)	-
Other-than-temporary impairment (included in) transferred from other comprehensive income	(2,698)	-
Other gains/losses included in other comprehensive income	641	-
Transfers in and/or out of Level 3	3,966	84
Ending Balance	$1,080	$84

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(829)	$-

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 2:  (Continued)

The following tables summarize assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements Using
		Quoted
		Prices in				Fair Value
		Active	Significant		Charged to	Adjustment
	For the	Markets for	Other	Significant	Allowance	Recognized
	Year-to-Date	Identical	Observable	Unobservable	for Loan Losses	In Earnings
	Ended	Assets	Inputs	Inputs	During	During
(Dollars in thousands)	12/31/10 (a)	(Level 1)	(Level 2)	(Level 3)	Current Period	Current Period

Impaired loans	$27,335	$-	$-	$27,335	$-	$(6,550)
Loan foreclosures	5,013	-	-	5,013	4,080	-
Loans transferred to HFS	500	-	-	-	325	-
Other real estate	12,498	-	-	12,498	-	(2,323)

The following tables summarize assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements Using
		Quoted
		Prices in				Fair Value
		Active	Significant		Charged to	Adjustment
	For the	Markets for	Other	Significant	Allowance	Recognized
	Year-to-Date	Identical	Observable	Unobservable	for Loan Losses	In Earnings
	Ended	Assets	Inputs	Inputs	During	During
(Dollars in thousands)	12/31/09 (a)	(Level 1)	(Level 2)	(Level 3)	Current Period	Current Period

Impaired loans	$67,492	$-	$-	$67,492	$-	$(26,135)
Loan foreclosures	17,899	-	-	17,899	12,025	-
Loans transferred to HFS	-	-	-	-	3,189	-
Bankers bank stock	-	-	-	-	-	(78)
Other real estate	11,464	-	-	11,464	-	(3,509)
Goodwill	-	-	-	-	-	(32,572)
Intangible assets	-	-	-	-	-	(1,248)

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

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 2:  (Continued)

Fair Value of Financial Instruments

The following table presents the carrying amounts and fair values of the Company’s financial instruments at December 31, 2010 and December 31, 2009:

	December 31, 2010		December 31, 2009
(Dollars in thousands)	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and short-term investments	$142,202	$142,202	$197,256	$197,256
Securities available for sale	276,929	276,929	284,550	284,550
Loans held for sale	6,242	6,242	10,266	10,270
Loans held for investment	1,044,121	965,894	1,034,326	996,382
Agency accounts receivable	346	346	357	357
Accrued interest receivable	6,380	6,380	7,598	7,598
Nonmarketable equity investments	7,353	7,353	7,326	7,326
Investment in unconsolidated VIE	3,615	3,615	928	928
Mortgage derivative assets	246	246	85	85
Financial liabilities:
Noninterest-bearing deposits	212,199	212,199	228,579	228,579
NOW, MMDA and savings deposits	645,433	645,433	583,879	583,879
Certificates of deposit	517,780	527,971	575,805	580,895
Short-term borrowings	33,481	33,481	8,642	8,642
Other borrowings	50,416	53,213	122,510	124,021
Junior subordinated debt	30,928	25,123	30,928	15,835
Agency accounts payable	586	586	639	639
Accrued interest payable	1,470	1,470	2,933	2,933
Mortgage derivative liabilities	28	28	1	1
Other financial instruments:
Commitments to extend credit and letters of credit	(15)	(306)	(31)	(400)
Interest rate swap	817	817	-	-

The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

Cash and due from banks, interest-bearing deposits with banks and Federal funds sold are valued at their carrying amounts which are reasonable estimates of fair value due to the relatively short period to maturity of the instruments.

Securities available for sale are predominantly valued based on prices obtained from an independent nationally recognized pricing service and market yield matrices. We use an external pricing service to electronically provide prices by CUSIP number. These prices include exchange quoted prices, dealer quoted prices and prices derived from market yields published by specialized financial database providers. We use the one price per instrument provided for the securities that the service can produce prices for. We do not adjust the prices that are obtained from external pricing services. Typically, all securities except for some small municipal issues and the collateralized debt obligations are priced by the primary external provider. For issues that are not priced by the primary provider, we use the pricing disclosed in the investment accounting product provided by a broker-dealer affiliate of a correspondent bank. The broker-dealer’s accounting system uses prices provided by (1) the same external pricing service that we use, (2) Standard & Poor’s, (3) matrix pricing with market yield inputs provided by Bloomberg and a municipal securities market data provider and (4) the broker-dealer’s trading staff. Any quotes provided by a broker-dealer are usually non-binding. However, the Company rarely uses solicited broker-dealer quotes to price any of its securities. The broker-dealer prices all municipal securities through its pricing matrix. At December 31, 2010, the only securities that were not priced by the primary provider were 12 municipal bonds representing 5 issuers and the collateralized debt obligations. We used the broker-dealer’s matrix prices for the municipal securities and a third-party provider’s modeled prices for the collateralized debt obligations (CDOs).

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

The fair value of other borrowings, which consist of Federal Home Loan Bank advances and borrowings from correspondent banks, is estimated by discounting the future cash flows, using current market rates for borrowings of similar terms and maturities.

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

The interest rate swap is being used to hedge the interest cash flows on the Company’s junior subordinated debentures. It is valued using a discounted cash flow methodology with cash flows being estimated from the 3-month LIBOR curve and discount rates derived from the swap curve.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 3:  Securities Available for Sale and Derivatives

The following is a summary of the amortized cost and fair value of securities available for sale at December 31, 2010, and 2009:

	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
December 31, 2010:
U.S. Government sponsored entities	$58,152	$650	$191	$58,611
Mortgage-backed investments	170,039	4,268	386	173,921
Obligations of states and political subdivisions	40,924	1,104	200	41,828
Collateralized debt obligations	3,768	-	2,834	934
Other debt securities	1,538	97	-	1,635

	$274,421	$6,119	$3,611	$276,929

December 31, 2009:
U.S. Treasury securities	$503	$14	$-	$517
U.S. Government sponsored entities	54,746	489	74	55,161
Mortgage-backed investments	162,647	5,300	72	167,875
Obligations of states and political subdivisions	55,153	1,533	100	56,586
Collateralized debt obligations	4,171	-	3,091	1,080
Other debt securities	2,385	101	-	2,486
Equity securities	865	20	40	845

	$280,470	$7,457	$3,377	$284,550

Provided below is a summary of securities available for sale which were in an unrealized loss position and the length of time that individual securities have been in a continuous loss position at December 31, 2010 and December 31, 2009. Securities on which we have taken only credit-related other-than-temporary-impairment (OTTI) write-downs are categorized as being “less than 12 months” or “12 months or more” in a continuous loss position based on the point in time that the fair value declined to below the amortized cost basis and not the period of time since the OTTI write-down.

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010:	Value	Losses	Value	Losses	Value	Losses
U.S. Government sponsored entities	$10,898	$191	$-	$-	$10,898	$191
Mortgage-backed investments	35,821	386	-	-	35,821	386
Obligations of states and political subdivisions	5,898	162	317	38	6,215	200
Collateralized debt obligations	-	-	934	2,834	934	2,834

	$52,617	$739	$1,251	$2,872	$53,868	$3,611

December 31, 2009:
U.S. Government sponsored entities	$5,093	$74	$-	$-	$5,093	$74
Mortgage-backed investments	4,122	71	76	1	4,198	72
Obligations of states and political subdivisions	2,423	40	3,087	60	5,510	100
Collateralized debt obligations	-	-	1,080	3,091	1,080	3,091
Equity securities	350	8	84	32	434	40

	$11,988	$193	$4,327	$3,184	$16,315	$3,377

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 3:  (Continued)

Management believes that the impairments reflected as unrealized losses above are temporary and will be recovered over the investments’ holding periods. At December 31, 2010 there were 8 U.S. government sponsored entity securities with unrealized losses less than 12 months. There were 11 mortgage-backed securities with unrealized losses less than 12 months. There were 2 municipal securities with unrealized losses of 12 months or longer and 24 municipal securities with unrealized losses less than 12 months. The unrealized losses associated with the U.S. government sponsored entity, mortgage-backed and municipal securities were primarily driven by changes in market rates and liquidity and not due to the credit quality of the securities. Management does not intend to sell any investment securities that have unrealized losses before the time that those losses could be recovered. Management has evaluated the investment securities that have unrealized losses within the framework of the Company’s liquidity and capital needs as well as its ability to hold those securities over an extended recovery period. Management’s evaluation involved (1) assessing whether significant future cash outflows would occur that would require the liquidation of securities and (2) determining if the balance sheet would need to be managed or reduced in a way that would require the liquidation of securities to meet regulatory capital ratio requirements. This analysis was performed to determine if it was more likely than not that the investments would have to be sold before their anticipated recoveries. Management determined that it was not more likely than not that the investments would have to be disposed of prior to their anticipated recoveries. In estimating whether there are other-than-temporary impairment losses on debt securities management considers (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) historical cash flows and economic factors that could detrimentally affect those cash flows and (4) changes in credit ratings of the issuers.

There are five collateralized debt obligations that represent the majority of unrealized losses in the investment portfolio. These obligations are secured by commercial bank trust preferred securities. The impairments have arisen due to a virtual trading halt related to the liquidity crisis in corporate debt, and the effects of the sub-prime mortgage crisis and the resulting economic deterioration and ongoing recession on the financial stability of financial institution issuers of the trust preferred collateral. In December 2008, these CDOs were downgraded to below investment grade by Moody’s. During 2008 and 2009 several banks that had issued trust preferred securities that were held as collateral in some of the CDOs were closed by federal regulators. These defaults and the credit downgrades, accompanied by interest deferrals by several other bank issuers, resulted in reductions in fair value estimates as credit assumptions had to be revised. Management evaluated these instruments for impairment as of each quarter end during 2009 and 2010 within the accounting guidelines for determining impairments for beneficial interests using the discounted cash flow approach prescribed, which required nanagement to make assumptions concerning the estimates of the ultimate collectability of the contractual cash flows of the beneficial interests owned. These estimates depend on the expected cash flows that the beneficial interest issuer will receive on its investments in the trust preferred securities of the commercial bank investees. The ability of the banks that issued trust preferred securities to the beneficial interest issuer to pay their obligations was determined based on an analysis of the financial condition of the banks. This analysis resulted in an estimate of the timing and amount of cash flows derived from a determination of how many would default on their obligations and how many would eventually pay off their obligations and the timing of those events. Those estimated cash flows would first pay off more senior beneficial interests if certain collateral coverage ratios are not maintained, with the remaining amounts eventually flowing through to the interests owned by the Company. Based on this type of analysis for each beneficial interest issuer, the cash flows of each of the five beneficial interests owned by the Company were projected and discounted to their present values and compared to the amortized cost book values of the interests. This analysis resulted in a determination that other-than-temporary impairment (OTTI) conditions existed for one of the securities at June 30, 2009. By December 31, 2009 all five of the securities had incurred other-than-temporary impairment charges. During 2010, four of the securities incurred additional OTTIs. The unrealized losses by individual security in the CDO portfolio as of December 31, 2010 ranged from 67% of amortized cost to 85% of amortized cost.

The following table provides a rollforward of the cumulative activity related to credit losses on debt securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income.

(Dollars in thousands)	Year Ended December 31
	2010	2009
Beginning balance	$829	$-
OTTI credit losses on securities not previously impaired	-	724
OTTI credit losses on previously impaired securities	403	105

Ending balance	$1,232	$829

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

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 3:  (Continued)

The amortized cost and fair values of debt securities available for sale at December 31, 2010, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with, or without, call or prepayment penalties. Mortgage-backed securities receive monthly payments based on the cash flows of the underlying collateral. Therefore, their stated maturities do not represent the timing of principal amounts received and no maturity distributions are shown for these securities.

	Amortized	Fair
(Dollars in thousands)	Cost	Value

One year or less	$32,447	$32,564
After one through five years	51,748	52,776
After five through ten years	15,550	15,877
After ten years	4,637	1,791
	104,382	103,008
Mortgage-backed investments	170,039	173,921

	$274,421	$276,929

The following is a summary of the amortized cost and fair value of securities available for sale which were pledged to secure public deposits, short-term borrowings and for other purposes required or permitted by law:

	2010		2009
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value

Pledged to secure public and tax deposits	$158,839	$161,469	$212,088	$215,830
Pledged for Trust account deposits	4,877	4,990	4,208	4,324
Pledged for FHLB borrowings	-	-	1,094	1,141
Pledged for non-public repurchase agreements	37,420	37,109	23,415	24,177
Pledged for Fed funds purchased lines of credit	8,683	8,866	14,288	14,378
Pledged for letter of credit obtained	5,691	5,717	3,701	3,744
Pledged to an insurance commissioner	546	585	544	591

Total securities pledged	$216,056	$218,736	$259,338	$264,185

The following is a summary of gains and losses on securities available for sale:

(Dollars in thousands)	2010	2009	2008

Proceeds from sales	$89,164	$17,240	$6,878

Gross realized gains	2,346	467	32
Gross realized losses	(91)	(11)	(26)

Net gains from sales	$2,255	$456	$6
Gross recognized losses related to the credit component of other-than-temporary impairments	$403	$829	$-

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 3:  (Continued)

Derivatives

The Company enters into interest rate lock agreements related to mortgage loan originations with customers. The Company also enters into forward sale agreements with mortgage investors. The interest rate lock agreements, which are written options, and the forward sale agreements are free-standing derivatives and are carried at fair value on the consolidated statements of condition with changes in fair value being recorded in earnings for the period.

The following table summarizes these instruments, which are considered derivatives not designated as hedges:

(Dollars in thousands)	December 31, 2010			December 31, 2009
	Notional	Positive	Negative	Notional	Positive	Negative
Instrument	Amount	Fair Value	Fair Value	Amount	Fair Value	Fair Value
Forward sale contracts	$7,745	$245	$-	$3,895	$77	$-
Written interest rate options (locks)	4,398	1	28	7,108	8	1

Derivatives with positive fair values are recorded as other assets and derivatives with negative fair values are recorded as other liabilities in the consolidated statements of condition.

Amounts included in the consolidated statements of operations related to non-hedging mortgage banking-related derivative instruments were as follows:

(Dollars in thousands)	Year Ended December 31
	2010	2009
Forward sale contracts:
Recorded in mortgage banking income	$168	$80
Written interest rate options (locks):
Recorded in mortgage banking income	12	17

In November 2010 the Company entered into an interest rate swap designed to hedge the interest cash flows of its junior subordinated debentures. The swap becomes effective on March 15, 2011, which is the date on which the junior subordinated debentures switch from a fixed interest rate to a floating interest rate. The Company expects the hedge to be highly effective and it is being accounted for as a cash flow hedge. The unrealized gains and losses of the interest rate swap will be recorded in accumulated other comprehensive income until the interest payment due dates when the balance remaining in other comprehensive income will be removed and charged or credited to interest expense. The following table shows a summary of the hedging instrument at December 31, 2010.

(Dollars in thousands)
		Positive				Fixed	Floating
	Notional	Fair	Trade	Effective	Termination	Rate	Rate
Instrument	Amount	Value	Date	Date	Date	Paid	Received
Interest rate swap	$30,000	$817	11/09/2010	03/15/2011	03/15/2018	3.795%	3-Month
LIBOR
Plus 1.33%

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 4:  Loans and Allowance for Loan Losses

The Bank's loan portfolio includes commercial, consumer, agricultural and residential loans originated primarily in its markets in central and north Mississippi, southwest Tennessee, central Alabama and the Florida panhandle. The following is a summary of the Bank's loans held for investment, net of unearned income of $2.439 million and $1.698 million at December 31, 2010, and 2009:

(Dollars in thousands)	2010	2009
Real estate loans:
Residential	$235,489	$239,921
Multifamily	45,329	41,482
Construction and land development	85,160	123,254
Farmland	37,061	38,508
Nonfarm nonresidential real estate	479,181	440,560
Commercial, financial and agricultural	133,226	129,571
Consumer	44,700	45,044

	$1,060,146	$1,058,340

The Bank uses loans as collateral for borrowings at the Federal Reserve Bank and a Federal Home Loan Bank. Approximately $15.658 million and $22.689 million of commercial and consumer loans were pledged to a line of credit with the Federal Reserve Bank at December 31, 2010 and December 31, 2009 respectively. Approximately $247.422 million and $280.398 million of individual real estate-secured loans were pledged to the Federal Home Loan Bank at December 31, 2010 and December 31, 2009, respectively.

Nonfarm nonresidential real estate loans increased by $38.621 million due primarily to the purchases of two groups of loan participations secured by church properties. The first group of 8 loan participations with a total face value of $10.062 million and an average rate of 6.94%, secured by church properties in Florida, Georgia, Tennessee and Texas, were purchased at face value in November. The second group of 20 loan participations with a total face value of $26.968 million and an average rate of 7.29%, secured by church properties in Florida, Georgia, Louisiana, North Carolina, Tennessee and Texas, were purchased for $26.159 million to yield 9.04% in December.

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

(Dollars in thousands)	2010	2009

Loans outstanding at January 1	$5,018	$9,367
New loans and advances	592	23,235
Repayments	(2,402)	(27,583)
Retirements	(2,335)	(1)

Loans outstanding at December 31	$873	$5,018

Loans are placed on nonaccrual status when, in management’s opinion, the borrowers may be unable to meet their payment obligations, which typically occurs when principal or interest payments are more than 90 days past due. The following table shows overall statistics for non-performing loans and other assets of the Company:

(Dollars in thousands)	2010	2009

Nonaccrual loans	$33,127	$44,549
Other real estate owned	31,125	23,578

Total nonperforming credit-related assets	$64,252	$68,127

Accruing loans past due 90 days or more	$951	$2,479
Loans restructured and in compliance with modified terms	$18,052	$4,620

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 4:  (Continued)

The following table presents a summary of the past due status of all loans, including nonaccrual loans, by type at December 31, 2010:

(Dollars in thousands)							Total
	30-59	60-89	Greater	Total		Total	Loans > 90
	Days	Days	Than	Past		Loans	Days and
	Past Due	Past Due	90 Days	Due	Current	Receivable	Accruing
Construction and land development loans	$1,295	$388	$8,265	$9,948	$75,212	$85,160	$274
Other commercial real estate loans	997	1,453	14,557	17,007	544,564	561,571	-
Asset based loans	-	-	-	-	28,132	28,132	-
Other commercial loans	873	48	2,028	2,949	102,145	105,094	99
Home equity loans	453	-	220	673	39,632	40,305	-
Other 1-4 family residential loans	2,396	452	2,549	5,397	189,787	195,184	564
Consumer loans	315	147	46	508	44,192	44,700	14
Total	$6,329	$2,488	$27,665	$36,482	$1,023,664	$1,060,146	$951

The following table presents a summary of the nonaccrual status of loans by type at December, 31, 2010:

(Dollars in thousands)	2010
Construction and land development loans	$10,060
Other commercial real estate loans	16,960
Asset based loans	-
Other commercial loans	2,151
Home equity loans	303
Other 1-4 family residential loans	3,560
Consumer loans	93
Total	$33,127

The Company applies internal risk ratings to all loans. The risk ratings range from 10, which is the highest quality rating, to 60, which indicates an impending charge-off. The following definitions apply to the internal risk ratings:

Risk rating 10 - This loan is secured by the Bank’s own certificate of deposit, U.S. Government securities, or governmental agency securities. The loan is properly structured with maturities not to exceed two years. No credit or collateral exceptions exist and the loan adheres to the Bank’s loan policy in every respect.

Risk rating 20 - Borrowers are typically limited to companies that are regional and/or have access to market debt, i.e. commercial paper. Financial statement analysis displays a strong financial condition and earnings ability along with sound asset quality and cash flow capacity to meet debt obligations in a timely manner. Loans in this category are generally limited to short or medium term maturities and are considered collectable in full with little supervision. The borrower exhibits a high capacity to service the debt based on prior history and an ability to service debt through the conversion of liquid assets, cash flow, or letters of credit from quality financial institutions.

Risk rating 30 - Loans in this category are to established borrowers representing an above average credit risk with proven earnings history, liquidity, or other adequate margins of credit protection. Financial statement analysis does not indicate any negative trends or abnormal comparisons. These loans are evidenced by a level of steady reduction along with anticipated extensions or renewals. The borrower is capable of absorbing normal setbacks without the advent of failure. The ability to repay is considered good through the conversion of liquid assets, cash flow, or co-signors/guarantors ability to reduce the debt.

Risk rating 31 - Borrowers have adequate capital and cash flow coverage along with reliable secondary sources of repayment, i.e. conversion of collateral, which may be called upon in the event of business failure or other deterioration. These loans are considered collectable in full but have experienced some unplanned extensions or renewals and may require more than normal supervision. There may have been some slow pay in the past but recent payment patterns have been as agreed. The borrower is presently stable enough to withstand normal setbacks without undue concern, but should be monitored fairly close during these events. The ability to repay is considered moderate through the conversion of liquid assets, cash flow, or co-signers/guarantors ability to reduce the debt.

Risk rating 32 - The borrower’s ability to service the debt and/or the value of the collateral may have deteriorated due to market fluctuations or negligence, however, repayment of the debt is still anticipated. Financial statement analysis does not indicate alarming trends or comparisons but does display a decline in earnings and strength. These loans are experiencing slow reduction along with some unplanned extensions or renewals and are requiring more than normal supervision. There may have been delinquent payments made in the past, but not within the last six months. Other means do exist to service the debt such as conversion of liquid assets, cash flow, or co-signer/guarantors abilities.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 4:  (Continued)

Risk rating 40 - Loans in this category are presently protected from apparent loss, however, weaknesses do exist which could cause future impairment of repayment.  These loans require more than an ordinary amount of supervision and may exhibit potential weakness due to questionable trends in financial position, high debt to worth ratios, or unproven management capabilities.  These customers may be new or expanding businesses where ability to repay is marginal and the collateral may not be considered immediately marketable. Documentation exceptions may exist that could potentially have a negative effect on our lien position or hinder monitoring of problems. Early signs of problems such as past due payments, extension requests, or overdraft patterns have emerged. This risk rating category may also be used for new or untested borrowers.

Risk rating 50 - Loans in this category are characterized by deterioration in quality exhibited by any number of well defined weaknesses requiring corrective action. The weaknesses may include, but are not limited to: high debt-to-worth ratios, declining or negative earnings trend, declining or inadequate liquidity, improper loan structure, questionable repayment sources, lack of well-defined secondary repayment source, and unfavorable competitive comparisons. Such loans are no longer considered to be adequately protected due to the borrower’s declining net worth, lack of earning capacity, declining collateral margins, or unperfected collateral positions. A possibility of loss of a portion of the loan balance cannot be ruled out. The repayment ability of the borrower is marginal or weak and the loan may have exhibited excessive overdue status, extensions, or renewals.

Risk rating 60 - Loans in this category exhibit the same weaknesses found in the loans with a risk rating of 50; however, the weaknesses are more pronounced.  Such loans are static and collection in full is improbable.  The ability of the borrower to service the debt is extremely weak, past due status is constant, and no definite repayment plan exists.  These loans are not yet rated Loss because certain events may occur which could salvage all or most of the debt.  Among these events are: acquisition by or merger with a stronger entity, injection of capital, alternative financing, liquidation of assets, or the pledging of additional capital. Loans in this category are typically on nonaccrual unless collateralized and not over 90 days past due.

The following table presents a summary of loans by credit risk rating at December 31, 2010.

(Dollars in thousands)		Other Commercial
	Construction	Real Estate	Asset-Based	Other Commercial
10 and 20	$-	$-	$-	$13,141
30-32	51,077	472,614	19,162	79,856
40	4,111	30,696	7,947	3,771
50	23,045	58,111	1,023	7,565
60	6,927	150	-	761
Total	$85,160	$561,571	$28,132	$105,094

(Dollars in thousands)	Home Equity	Other 1-4 Family	Consumer
10 and 20	$-	$170	$14,516
30-32	39,478	179,501	29,288
40	274	8,514	292
50	508	6,810	600
60	45	189	4
Total	$40,305	$195,184	$44,700

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 4:  (Continued)

The following table summarizes loans that were individually reviewed for impairment allowances at December 31, 2010:

(Dollars in thousands)		Unpaid		Average
	Recorded	Principal	Specific	Investment
	Balance	Balance	Allowance	in Impaired Loans *
Loans without a specific valuation allowance:
Construction and land development loans	$16,598	$24,993	$-	$16,708
Other commercial real estate loans	49,544	53,879	-	50,421
Asset based loans	-	-	-	-
Other commercial loans	7,028	8,049	-	7,288
Home equity loans	508	508	-	513
Other 1-4 family residential loans	4,695	4,961	-	4,721
Consumer loans	474	485	-	505

Loans with a specific valuation allowance:
Construction and land development loans	$12,900	$13,921	$2,871	$12,936
Other commercial real estate loans	8,716	8,716	1,582	8,940
Asset based loans	-	-	-	-
Other commercial loans	1,268	1,419	809	1,387
Home equity loans	45	45	45	45
Other 1-4 family residential loans	2,304	2,304	765	2,317
Consumer loans	129	129	60	138

Total:
Construction and land development loans	$29,498	$38,914	$2,871	$29,644
Other commercial real estate loans	58,260	62,595	1,582	59,361
Asset based loans	-	-	-	-
Other commercial loans	8,296	9,468	809	8,675
Home equity loans	553	553	45	558
Other 1-4 family residential loans	6,999	7,265	765	7,038
Consumer loans	603	614	60	643

* These are the average year-to-date balances of loans that were reviewed for impairment in the December 31, 2010 testing.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 4:  (Continued)

The following table summarizes activity in the allowance for loan losses for 2010 by loan category:

(Dollars in thousands)
	Construction	Other CRE	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of year	$7,416	$5,959	$5,893	$3,407	$1,339	$-	$24,014
Provision charged to expense	693	4,164	1,885	2,027	451	-	9,220
Losses charged off	(5,471)	(7,854)	(3,617)	(1,854)	(859)	-	(19,655)
Recoveries	1,304	494	281	121	246	-	2,446
Balance, end of year	$3,942	$2,763	$4,442	$3,701	$1,177	$-	$16,025
Ending balance:
individually evaluated for impairment	$2,871	$1,582	$809	$810	$60	$-	$6,132
Ending balance:
collectively evaluated for impairment	$1,071	$1,181	$3,633	$2,891	$1,117	$-	$9,893
Ending balance:
loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Loans:
Ending balance	$85,160	$561,571	$133,226	$235,489	$44,700	$-	$1,060,146
Ending balance:
individually evaluated for impairment	$29,498	$58,260	$8,296	$7,552	$603	$-	$104,209
Ending balance:
collectively evaluated for impairment	$55,662	$503,311	$124,930	$227,937	$44,097	$-	$955,937
Ending balance:
loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 4:  (Continued)

Loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of the collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible. Restructured loans are considered to be impaired loans. A troubled debt restructuring occurs when a creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. That concession either stems from an agreement between the creditor and the debtor or is imposed by law or a court. The following table presents information about the Company’s impaired loans as of and for the years ended December 31, 2010, and 2009:

(Dollars in thousands)	2010	2009

Restructured loans with an allowance	$5,610	$3,783
Other impaired loans with an allowance	19,752	40,897
Restructured loans without an allowance	12,500	837
Other impaired loans without an allowance	66,347	94,710

Total impaired loans	$104,209	$140,227

Allowance for restructured loans	$1,297	$1,974
Allowance for other impaired loans	$4,835	$11,419

The impaired loan totals consist primarily of collateral-dependent construction and commercial real estate loans.

At December 31, 2010 and 2009, there were no available credit commitments for any restructured loans.

The following table presents information related to income recognized on impaired loans for the years ended December 31, 2010, 2009 and 2008:

(Dollars in thousands)	2010	2009	2008

Average balance of impaired loans	$126,102	$148,762	$91,337
Interest income recognized on impaired loans	5,667	6,285	4,941

Transactions in the allowance for loan losses are summarized as follows:

(Dollars in thousands)	2010	2009	2008

Balance at January 1	$24,014	$24,918	$14,217

Loans charged off	(19,330)	(48,051)	(9,706)
Charge offs resulting from write-downs of loans transferred to held for sale status	(325)	(3,189)	-
Recoveries	2,446	735	673
Net charge-offs	(17,209)	(50,505)	(9,033)

Provision for loan losses	9,220	49,601	19,734

Balance at December 31	$16,025	$24,014	$24,918

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 5:  Bank Premises and Equipment

The following is a summary of bank premises and equipment at December 31, 2010, and 2009:

(Dollars in thousands)	2010	2009

Land	$14,178	$14,278
Buildings	36,292	37,304
Furniture, fixtures and equipment	19,890	20,804
Leasehold improvements	890	890
Construction in progress	428	380
	71,678	73,656
Less accumulated depreciation and amortization	30,982	30,737

	$40,696	$42,919

Amounts charged to operating expenses for depreciation and amortization of bank premises and equipment were $2.310 million in 2010, $2.841 million in 2009, and $2.888 million in 2008.

Construction in progress includes a balance of $159 thousand for renovation of the Oxford, Mississippi main branch. This project, which was originally scheduled for 2009, is expected to be completed during 2011 with an estimated total cost of $1.3 million.

Rent expense applicable to operating leases was as follows for the years ended December 31:

(Dollars in thousands)	2010	2009	2008

Buildings and office space	$581	$844	$815
Computer equipment	284	399	713
Other equipment and autos	184	276	317
	1,049	1,519	1,845
Rental income	(42)	(47)	(56)

Net rent expense	$1,007	$1,472	$1,789

The Company is obligated under a number of noncancelable operating leases for premises and equipment. Minimum future lease payments for noncancelable operating leases at December 31, 2010, are as follows:

(Dollars in thousands)
2011	$635
2012	533
2013	373
2014	288
2015	287
After 2015	429

Total minimum lease payments	$2,545

Note 6:  Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are reviewed for impairment at least annually or when circumstances or events indicate that an impairment may be evident. Goodwill is tested for impairment annually during the first quarter of each year. No amortization resulted from the impairment tests performed during the first quarters of 2009 and 2008. Due to a continued decrease in the Company’s stock price coupled with increased first quarter loan impairments, an additional goodwill impairment test was performed at March 31, 2009. Step 1 of the test indicated that the net assets of the community banking unit of the Company had a fair value of less than their book value. Therefore, Step 2 was performed to determine if goodwill was an impaired asset in the allocation of the value of the community banking unit through the allocation of fair values to all of the identifiable assets and liabilities, both recorded and unrecorded, of the unit. The completion of this step resulted in the carrying value of goodwill exceeding its implied fair value by $15.800 million. Therefore, a goodwill impairment charge of $15.800 million was recorded during the first quarter of 2009. An increase in loan impairments in the fourth quarter of 2009 resulting in loan loss provisions of $10.956 million in excess of third quarter provisions and a decrease of over 60% in the stock price from the end of the first quarter to the end of the year prompted the Company to test goodwill for impairment at December 31, 2009. Step 1 of the test indicated that the net assets of the community banking unit of the Company had a fair value of less than their book value. Therefore, Step 2 was again required to determine if the goodwill asset was impaired. The Step 2 analysis resulted in no implied fair value for goodwill. Therefore, the remaining goodwill asset of $16.772 million was written off as an impairment charge during the fourth quarter of 2009.

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

The following is a summary of goodwill and intangible assets at December 31, 2010:

			Customer
		Core	Renewal	Noncompete	Banking
(Dollars in thousands)	Goodwill	Deposits	Lists	Agreements	Charter

Balance at January 1, 2009	$32,572	$5,865	$198	$39	$1,025
Amortization expense	-	(426)	(7)	(7)	-
Impairment charge	(32,572)	-	(191)	(32)	(1,025)

Balance at December 31, 2009	$-	$5,439	$-	$-	$-

Amortization expense	-	(426)	-	-	-

Balance at December 31, 2010	$-	$5,013	$-	$-	$-

Estimated amortization expense
2011		$426
2012		426
2013		426
2014		426
2015		426

The following tables summarize the gross carrying amounts and accumulated amortization balances of amortizing intangible assets as of December 31, 2010, and 2009:

	Gross		Net
	Carrying	Accumulated	Carrying
(Dollars in thousands)	Amount	Amortization	Amount

December 31, 2010:

Customer renewal lists	$-	$-	$-
Noncompete agreements	-	-	-
Core deposits	7,060	2,047	5,013

	$7,060	$2,047	$5,013

December 31, 2009:

Customer renewal lists	$513	$513	$-
Noncompete agreements	413	413	-
Core deposits	7,060	1,621	5,439

	$7,986	$2,547	$5,439

Intangible assets with a determinable useful life are amortized over their respective useful lives. Core deposit intangibles have lives of 16 to 20 years with a remaining average life of 11.9 years at December 31, 2010.

Amortization expense for intangible assets having determinable useful lives amounted to $426 thousand in 2010, $440 thousand in 2009, and $485 thousand in 2008. Impairment charges for intangible assets having determinable useful lives amounted to $223 thousand in 2009.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 7:  Other Assets

The following is a summary of other assets at December 31, 2010, and 2009:

(Dollars in thousands)	2010	2009

Cash surrender value of bank-owned life insurance	$21,790	$21,082
Federal Home Loan Bank stock	7,353	7,326
Income taxes receivable	129	8,498
Deferred income tax	14,563	15,219
Investment in First M&F Statutory Trust I	928	928
Investment in low income housing tax credit entities	2,687	-
Other	3,806	3,983

	$51,256	$57,036

As a condition to borrowing funds from the Federal Home Loan Bank (FHLB) of Dallas, the Bank is required to purchase stock in the FHLB. No ready market exists for the stock, and it has no quoted market price. The investment in FHLB stock can only be redeemed by the FHLB at face value.

Note 8:  Deposits

The following is a summary of deposits at December 31, 2010, and 2009:

(Dollars in thousands)	2010	2009

Noninterest-bearing	$212,199	$228,579

Interest-bearing:
NOW and money market deposits	530,664	471,115
Savings deposits	114,769	112,764
Core certificates of deposit of $100 thousand or more	234,500	266,131
Other core certificates of deposit	268,272	290,602
Brokered certificates of deposit of $100 thousand or more	11,934	11,788
Other brokered certificates of deposit	3,074	7,284
Total interest-bearing	1,163,213	1,159,684

Total deposits	$1,375,412	$1,388,263

Interest expense on certificates of deposit of $100 thousand or more amounted to $5.942 million in 2010, $7.900 million in 2009 and $11.168 million in 2008.

The amount of overdrawn demand and savings deposits that were reclassified as loans held for investment were $627 thousand at December 31, 2010, and $608 thousand at December 31, 2009.

At December 31, 2010, the scheduled maturities of certificates of deposit are as follows:

(Dollars in thousands)
2011	$304,418
2012	125,471
2013	34,615
2014	9,384
2015	43,888
After 2015	4

$517,780

The amount of deposits of directors and executive officers and their related interests were $18.351 million at December 31, 2010, and $16.172 million at December 31, 2009.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 9:  Short-Term Borrowings

The following is a summary of information related to short-term borrowings:

(Dollars in thousands)				Weighted
	Balance Outstanding			Average Rate
	Maximum	Average	At	During	At
	Month End	Daily	Year End	Year	Year End
2010:
Federal funds purchased	$-	$-	$-	-%	-%
Securities sold under agreements to repurchase	41,897	19,112	33,481	0.35%	0.17%

	$41,897	$19,112	$33,481

2009:
Federal funds purchased	$-	$117	$-	0.80%	-%
Securities sold under agreements to repurchase	12,985	10,331	8,642	0.93%	0.61%

	$12,985	$10,448	$8,642

2008:
Federal funds purchased	$325	$984	$-	2.62%	-%
Securities sold under agreements to repurchase	20,879	12,876	9,728	2.34%	1.76%

	$21,204	$13,860	$9,728

Federal funds purchased represent primarily overnight borrowings through relationships with correspondent banks. Federal funds purchased may be obtained through secured or unsecured lines. The Company has pledged $8.866 million in investment securities to secure certain Federal funds lines. Securities sold under agreements to repurchase generally have maturities of less than 30 days and are collateralized by U. S. Treasury securities and securities of U. S. Government agencies and sponsored entities. The Company has pledged $37.109 million in investment securities to secure repurchase agreements.

Note 10:  Other Borrowings

The following is a summary of other borrowings at December 31, 2010, and 2009:

(Dollars in thousands)	2010	2009

Company’s line of credit in the amount of $5,000,000, maturing in February 2011; secured by approximately 29% of the Bank’s common stock; interest payable quarterly at the prime rate with a floor of 3.50%	$3,417	$1,916

Bank’s advances from Federal Home Loan Banks	46,999	120,594

	$50,416	$122,510

Company’s junior subordinated debentures, interest payable quarterly at 6.44% through March 2011, and payable quarterly at 90-day LIBOR plus 1.33% through March 2036; redeemable at par after March 2011	$30,928	$30,928

The Company’s correspondent line of credit contains certain restrictive covenants related to capital ratios, asset quality, dividends and supervisory actions by the Company’s regulators. The Company executed an informal agreement with the Federal Reserve Bank of St. Louis in November 2009, the occurrence of which was an event of default under the Loan Agreement. The lender has modified the terms of the line of credit thereby extending the term, modifying the financial (capital ratio) covenant, waiving the supervisory action and dividend covenants and modifying the asset quality covenant. The Company was in compliance with the modified financial and asset quality covenants at December 31, 2010. Under the modification, the Lender has agreed to a waiver of the covenant violations and events of default until February 28, 2011.

The Bank has advances and letters of credit from the Federal Home Loan Bank of Dallas (FHLB) collateralized by real estate-secured loans. The Bank must pledge collateral to obtain advances from the FHLB. Based on the amount of collateral pledged as of December 31, 2010 the Bank had approximately $550 thousand in available credit although any new advances could only be received after approval by the FHLB.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 10:  (Continued)

The Bank has a line of credit with the Federal Reserve Discount Window collateralized by commercial and consumer loans. The bank had a line of credit of approximately $10.178 million at December 31, 2010, all of which was available.

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

In November 2010 the Company entered into a forward-starting, pay-fixed, receive-floating interest rate swap with a notional value of $30 million designed to hedge the variability of interest payments when the junior subordinated debentures reset from a fixed rate of interest to a floating rate of interest on March 15, 2011. The interest rate swap payments become effective on March 15, 2011, and it terminates on March 15, 2018. The terms of the interest rate swap include fixed interest paid by the Company at a rate of 3.795% and floating interest paid based on 90-day LIBOR plus 1.33%. Based on its analysis, the Company expects the hedge to be highly effective.

Under the terms of an informal agreement with the Federal Reserve Bank of St. Louis, the Company must obtain prior approval by the Federal Reserve of the payment of interest on outstanding trust preferred securities and of the incurrence of additional debt by the holding company.

The following is a summary of FHLB advances at December 31, 2010, and 2009:

(Dollars in thousands)	2010	2009

Single payment advances maturing within 12 months of year end:
Balance	$686	$67,500
Range of rates	0.16%	2.72%-6.50%

Single payment advances maturing after 12 months of year end:
Balance	$-	$-
Range of rates	-	-
Range of maturities	-	-

Amortizing advances:
Balance	$46,313	$53,094
Monthly payment amount	550	565
Range of rates	3.17%-7.83%	3.17%-8.48%
Range of maturities	2011-2020	2010-2020

Scheduled principal payments on FHLB advances at December 31, 2010, are as follows:

(Dollars in thousands)
2011	$7,290
2012	6,494
2013	19,488
2014	2,260
2015	2,346
After 2015	9,121

$46,999

Note 11:  Variable Interest Entities

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

The Company is involved as a limited partner in two low income housing tax credit entities. The Company has determined that it is not the primary beneficiary of these partnerships because it does not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance. The Company has a total investment and a total exposure of $2.687 million in these entities.

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

Standby and commercial letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. When issuing letters of credit, the Company applies the same credit policies and standards as it does in the normal lending process. Collateral is obtained based upon the Company's assessment of a customer's credit worthiness. A liability of $15 thousand is recognized at December 31, 2010, and a liability of $31 thousand is recognized at December 31, 2009, for the Company’s obligation to stand ready to perform related to standby letters of credit.

The maximum credit exposure in the event of nonperformance for loan commitments and letters of credit is represented by the contract amount of the instruments. A summary of these instruments at December 31, 2010, and 2009 follows:

(Dollars in thousands)	2010	2009

Commitments to extend credit	$122,448	$145,335
Standby letters of credit	6,169	3,336

At December 31, 2010, there were no standby letters of credit issued on the Company’s behalf by any Federal Home Loan Banks. At December 31, 2009, there were $100 thousand of standby letters of credit issued on the Company’s behalf by a Federal Home Loan Bank. The Company generally uses these letters as security for public funds deposits and is obligated to the Federal Home Loan Bank if the letters of credit must be drawn upon.

The Company makes commitments to originate mortgage loans that will be held for sale. The total commitments to originate mortgages to be held for sale were $4.398 million at December 31, 2010, and $7.108 million at December 31, 2009. These commitments are accounted for as derivatives and marked to fair value through mortgage banking income. At December 31, 2010, mortgage origination-related derivatives with positive fair values of $1 thousand were included in other assets and derivatives with negative fair values of $28 thousand were included in other liabilities. At December 31, 2009, mortgage origination-related derivatives with positive fair values of $8 thousand were included in other assets and derivatives with negative fair values of $1 thousand were included in other liabilities.  The Company also engages in forward sales contracts with mortgage investors to purchase mortgages held for sale. Those forward sale agreements that have a determined price and expiration date are accounted for as derivatives and marked to fair value through mortgage banking income. At December 31, 2010 and 2009, the Company had $7.745 million and $3.895 million in locked forward sales agreements in place. At December 31, 2010, forward sale-related derivatives with positive fair values of $245 thousand were included in other assets and no derivatives with negative fair values were included in other liabilities. At December 31, 2009, forward sale-related derivatives with positive fair values of $77 thousand were included in other assets and no derivatives with negative fair values were included in other liabilities.

Mortgages that are sold generally have recourse obligations if any of the first four payments become past due over 30 days under certain investor contracts and over 90 days under other investor contracts. The Company may also be required to repurchase mortgages that do not conform to FNMA or FHA underwriting standards or that contain critical documentation errors or fraud. The Company only originates for sale mortgages that conform to FNMA and FHA underwriting guidelines. The Company has not sustained any recourse-related losses in its mortgage program, and the repurchase of mortgages has been an extremely rare event. Mortgages sold that were still in the recourse period were $27.984 million at December 31, 2010, and $8.093 million at December 31, 2009. The Company did not have a recourse liability recorded at December 31, 2010 or 2009.

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

Note 13:  Accumulated Other Comprehensive Income

The following is a summary of the gross amounts of accumulated other comprehensive income and the related income tax effects:

(Dollars in thousands)	Gross	Tax	Net

December 31, 2010:
Net unrealized gain on securities available for sale	$5,342	$1,993	$3,349
Net unrealized loss on other-than-temporarily impaired securities available for sale	(2,834)	(1,057)	(1,777)
Net unamortized pension costs	(2,927)	(1,092)	(1,835)
Net unrealized gain on cash flow hedge	817	305	512

	$398	$149	$249

December 31, 2009:
Net unrealized gain on securities available for sale	$7,171	$2,675	$4,496
Net unrealized loss on other-than-temporarily impaired securities available for sale	(3,091)	(1,153)	(1,938)
Net unamortized pension costs	(3,476)	(1,297)	(2,179)

	$604	$225	$379

December 31, 2008:
Net unrealized gain on securities available for sale	$3,263	$1,217	$2,046
Net unamortized pension costs	(4,423)	(1,650)	(2,773)

	$(1,160)	$(433)	$(727)

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 14:  Stockholders’ Equity

Preferred Stock

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

Accretion of the discount associated with the preferred stock is recognized as an increase to preferred stock dividends in determining net income available to common shareholders. The discount on the Class B, Series A Preferred Stock was being amortized over a five-year period using the effective yield method. The discount on the Class B, Series CD Preferred Stock is being amortized over an eight-year period. The discount recognized on the Class B, Series A Preferred Stock was $188 thousand during 2010 and $201 thousand during 2009. The discount recognized on the Class B, Series CD Preferred Stock was $231 thousand during 2010.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions in 2010, 2009 and 2008: expected dividend yields of 1.00%, 1.50% and 3.00%; expected volatility of 31.45%, 23.37% and 19.47%; risk-free interest rates of 3.28%, 2.47% and 3.19%; and expected lives of 7 years. Expected dividends are based on current dividend rates at the grant date. Expected volatility is estimated using the Company’s historical price variances over the prior ten years. The expected lives are calculated as the average of the contractual life and the vesting period, which approximates the Company’s historical experience. The estimated fair values of stock options at their grant date were $1.74 in 2010, $1.28 in 2009 and $2.34 in 2008. In determining the amounts of compensation expense to record for unvested stock options, the Company is using an estimated forfeiture rate of 9.45% (1.89% annual rate) for employee grants and 5.45% (1.09% annual rate) for Director grants based upon the history of the plan.

The following table shows the amounts of stock-based compensation that were included in salary and employee benefits expenses.

(Dollars in thousands, except share data)	2010	2009	2008

Stock option expense recognized, gross	$11	$17	$19
Adjustment for actual vs expected forfeitures	-	-	(10)
Stock option expense recognized, net	11	17	9

Restricted stock award expenses recognized, gross	170	256	321
Adjustment for actual vs expected forfeitures	(120)	(200)	(121)
Restricted stock award expenses recognized, net	50	56	200

Total stock-based compensation	61	73	209
Income tax benefits	(23)	(27)	(78)

Net stock-based compensation recognized	$38	$46	$131

The Company recognized $133 thousand in other expense in 2010 for the fair value of 37,457 shares of stock issued to Directors in lieu of quarterly fees.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 15:  (Continued)

The following is a summary of stock awards activity:

	2005 Plan					1999 Plan
		Restricted Stock		Stock Options		Stock Options
			Weighted
			Average
	Shares		Grant		Weighted		Weighted
	Available	Number	Date	Number	Average	Number	Average
	for	of	Fair	of	Exercise	of	Exercise
	Grant	Shares	Value	Shares	Price	Shares	Price
Balance, January 1, 2008	563,984	123,516	$16.888	5,000	$19.033	119,900	$15.995
Awards Granted	(7,000)	-	-	7,000	13.840	-	-
Vested	-	(3,266)	18.230	-	-	-	-
Forfeitures	14,000	(14,000)	17.075	-	-	-	-
December 31, 2008	570,984	106,250	16.823	12,000	16.004	119,900	15.995
Awards Granted	(4,000)	-	-	4,000	5.140	-	-
Vested	-	(6,000)	16.855	-	-	-	-
Forfeitures	23,250	(23,250)	16.754	-	-	-	-
Expired	-	-	-	-	-	(98,300)	16.195
December 31, 2009	590,234	77,000	16.841	16,000	13.288	21,600	15.087
Awards Granted	(2,000)	-	-	2,000	4.890	-	-
Vested	-	-	-	-	-	-	-
Forfeitures	15,400	(14,000)	16.278	(1,400)	16.051	(200)	17.000
Expired	-	-	-	-	-	(5,600)	12.127
December, 31, 2010	603,634	63,000	$16.966	16,600	$12.043	15,800	$16.112

The following is a summary of stock options outstanding at December 31, 2010:

		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
		Contractual	Price-		Price-
Exercise	Options	Life	Options	Options	Options
Price Range	Outstanding	(Years)	Outstanding	Exercisable	Exercisable
$4.89 - 5.14	6,000	8.67	$5.06	800	$5.14
12.63 - 13.84	11,200	4.57	13.30	7,600	13.04
17.00 - 19.06	15,200	3.97	18.01	14,200	17.94

	32,400	5.05	$14.03	22,600	$15.84

There was no aggregate intrinsic value of options exercisable at December 31, 2010 or December 31, 2009. At December 31, 2010, there was a total of $15 thousand in unrecognized compensation costs, expected to be recognized over a weighted-average period of 2.4 years, related to stock options.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 15:  (Continued)

The Company has issued restricted stock awards to certain executives and senior officers. The awards vest over periods of one to seven years and are forfeited in their entirety if the officer leaves the Company before the end of the vesting term. Additionally the restricted shares include a performance condition that may accelerate vesting at the achievement of a diluted earnings per share and net income target. Non-achievement of the performance condition during the vesting period would not prevent vesting of the shares. Dividends are paid quarterly to restricted stock grantees. At December 31, 2010, there were $307 thousand in unrecognized compensation costs. The unrecognized costs at December 31, 2010, are expected to be recognized over a weighted-average period of 2.0 years. The Company estimates that 4.00% (.57% annual rate) of the nonvested shares will be forfeited in determining net compensation expenses recognized. In May 2009, 6,000 shares of restricted stock with a fair value of $26 thousand became fully vested and outstanding.

In July 2010 the Board of Directors approved the reservation of 1,000,000 shares of authorized, unissued shares for issuance in lieu of cash for directors’ fees earned for 2010 and beyond. All shares are issued at market value and provide a convenient way for directors to receive shares of the Company based on the amount of directors fees that would otherwise be paid. Directors individually elect a percentage of their compensation, not less than 50%, to be received in common stock with the balance of the fees being paid in cash each quarter. For the first half of 2010, the Board authorized the issuance of 18,681 shares to directors in lieu of cash director fees. For the third quarter, 9,525 shares were issued to directors in lieu of fees. For the fourth quarter, 9,251 shares were issued to directors in lieu of fees.

Note 16:  Other Expenses

Significant components of other expenses are summarized as follows:

(Dollars in thousands)	2010	2009	2008

Postage and shipping	$875	$926	$931
Stationery and supplies	696	814	868
Accounting, legal and professional fees	2,324	2,160	1,704
Insurance expense	836	782	802
Other	5,883	6,274	5,575

	$10,614	$10,956	$9,880

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 17:  Income Taxes

The components of income tax expense (benefit) are as follows:

(Dollars in thousands)	Federal	State	Total
2010:
Current	$4	$(137)	$(133)
Deferred	417	318	735
Total	$421	$181	$602

2009:
Current	$(6,221)	$(1,028)	$(7,249)
Deferred	(9,341)	(1,514)	(10,855)
Total	$(15,562)	$(2,542)	$(18,104)

2008:
Current	$2,225	$253	$2,478
Current benefits from net operating loss carryforwards	(244)	-	(244)
Deferred	(3,178)	(492)	(3,670)
Total	$(1,197)	$(239)	$(1,436)

The differences between actual income tax expense (benefit) and expected income tax expense (benefit) are summarized as follows:

(Dollars in thousands)	2010	2009	2008

Amount computed using the Federal statutory rates on income before taxes	$1,568	$(26,489)	$(303)
Increase (decrease) resulting from:
Tax exempt income, net of disallowed interest deduction	(594)	(770)	(739)
State income tax expense (benefit), net of Federal effect	207	(1,677)	(157)
Life insurance income	(227)	(259)	(209)
Goodwill impairment expense	-	11,074	-
Low income housing tax credits	(330)	-	-
Other, net	(22)	17	(28)

	$602	$(18,104)	$(1,436)

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 17:  (Continued)

The change in the net deferred taxes is a result of current period deferred tax expense (benefit), and changes in accumulated other comprehensive income. The components of the net deferred tax asset (liability) at December 31, 2010, and 2009 consist of the following:

(Dollars in thousands)	2010	2009

Allowance for loan losses	$5,977	$8,957
Loan fees	420	404
Purchase accounting adjustments	200	293
Nonperforming assets	3,334	3,260
Accrued expenses	71	236
Share-based compensation	319	299
Employee benefit plans	173	150
Net pension liability and unamortized pension costs	202	197
Net operating loss carry forward	7,685	6,304
Tax credit carry forward	687	208
Other	1,310	1,298
Total deferred tax assets	20,378	21,606

Fixed assets and depreciation	(2,244)	(2,419)
Federal Home Loan Bank stock dividends	(468)	(458)
Intangible assets	(1,427)	(1,557)
Prepaid expenses	(398)	(393)
Unrealized gain on securities available for sale	(936)	(1,522)
Unrealized gain on cash flow hedge	(305)	-
Other	(37)	(38)
Total deferred tax liabilities	(5,815)	(6,387)

	$14,563	$15,219

In connection with the 2009 operating loss and estimated 2010 operating losses, the Company had the following net operating losses and tax credits available for carryover for Federal and state income tax purposes at December 31, 2010:

(Dollars in thousands)			Remaining				Total
			Carry				Carried
		Carried	Forward				Forward
		Back	For		Estimated		For
	2009	to Prior	Future	Expiration	2010	Expiration	Future
	NOL	Years	Years	Dates	NOL	Dates	Years
Federal net operating loss	$38,353	$23,653	$14,700	2029	$3,300	2030	$18,000
Mississippi net operating loss	34,371	15,367	19,004	2029	3,996	2030	23,000
Alabama net operating loss	3,206	708	2,498	2029	502	2030	3,000
Tennessee net operating loss	1,627	-	1,627	2029	373	2030	2,000
Florida net operating loss	654	-	654	2029	146	2030	800

					Tax
					Credit	Expiration
					Amounts	Dates
Federal tax credits from 2009					$207	2029
Federal tax credits from 2010					480	2030

No valuation allowance has been accrued for the deferred tax asset as it is more likely than not that the deferred tax assets will be recognized in the foreseeable future.

The Company had no material recognized uncertain tax positions as of December 31, 2010 and 2009 and therefore did not have any tax accruals in 2010 or 2009 related to uncertain positions.

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

The Company is no longer subject to Federal income tax examinations of tax returns filed for years before 2007.

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

(Dollars in thousands)	2010	2009

Change in benefit obligation:
Projected benefit obligation at beginning of year	$8,643	$8,032
Interest cost	468	486
Actuarial loss	614	604
Benefit payments	(543)	(479)
Projected benefit obligation at end of year	9,182	8,643

Change in plan assets:
Fair value of plan assets at beginning of year	8,115	7,231
Actual return on plan assets	874	1,175
Employer contributions	224	204
Benefit payments	(543)	(479)
Expenses	(30)	(16)
Fair value of plan assets at end of year	8,640	8,115

Funded status at measurement date	$(542)	$(528)

The following is a summary of amounts recorded in the consolidated statements of condition:

(Dollars in thousands)	2010	2009

Net pension asset	$-	$-

Net pension liability	$(542)	$(528)

Accumulated other comprehensive income, before income taxes	$2,927	$3,476

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 18:  (Continued)

The following is a summary of information related to benefit obligations and plan assets:

(Dollars in thousands)	2010	2009

Projected benefit obligation	$9,182	$8,643
Accumulated benefit obligation	9,182	8,643
Fair value of plan assets	8,640	8,115

The following is a summary of the components of accumulated other comprehensive income:

(Dollars in thousands)	2010	2009

Unamortized prior service credit	$(25)	$(62)
Unamortized actuarial loss	2,952	3,538
Accumulated other comprehensive income	$2,927	$3,476

Components of net periodic benefit costs and other amounts recognized in retained earnings and other comprehensive income:

(Dollars in thousands)	2010	2009	2008
Net Periodic Benefit Cost:

Interest cost	$468	$486	$460
Expected return on plan assets	(529)	(470)	(619)
Amortization of transition asset	-	(7)	(9)
Amortization of prior service credit	(37)	(37)	(37)
Recognized actuarial loss	885	906	326

Net periodic benefit cost	$787	$878	$121

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:

Net (gain) loss	$299	$(85)	$2,981
Amortization of actuarial net loss	(885)	(906)	(326)
Amortization of transition asset	-	7	9
Amortization of prior service credit	37	37	37
Measurement date transition adjustment	-	-	(70)
Total recognized in other comprehensive income	$(549)	$(947)	$2,631
Total recognized in net periodic benefit cost and other comprehensive income	$238	$(69)	$2,752

Measurement Date Transition Amounts Recognized in Retained Earnings:
Interest cost			$115
Expected return on plan assets			(155)
Amortization of transition asset			(2)
Amortization of prior service credit			(9)
Recognized actuarial loss			81

Net measurement transition retained earnings adjustment			$30

The Company elected to amortize the unrecognized net gain or loss over a seven year period on a straight-line basis starting in 2007. For plan years up through 2006, the unrecognized gain or loss was amortized based on the average remaining service period of participants.

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic pension cost during 2011 is $984 thousand. The estimated prior service cost that will be amortized from accumulated comprehensive income to reduce net periodic pension cost during 2011 is $25 thousand.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 18:  (Continued)

Total expenses recorded in the accompanying consolidated statements of operations related to the pension plan included the following components:

(Dollars in thousands)	2010	2009	2008

Net pension cost	$787	$878	$121
Payments for expenses made on behalf of the plan	43	39	33
Payments to PBGC for premiums	16	15	9

	$846	$932	$163

The following is a summary of weighted average assumptions:

	2010	2009	2008

Discount rate for determining current year’s costs	5.60%	6.25%	5.75%
Discount rate for determining year end benefit obligation	5.05%	5.60%	6.25%
Expected return on plan assets for determining current year’s costs	6.75%	6.75%	6.75%
Rate of compensation increase (plan is frozen)	-%	-%	-%

The discount rate used to determine the present value of the pension benefit obligation has decreased since 2008 as the Federal Reserve has acted to reduce market rates in its economic stimulation efforts. The decreases in the discount rate for 2009 and for 2010 resulted in actuarial losses as the present values of the liabilities increased. The Company bases the discount rate on general corporate rates prevalent in the market on the actuarial measurement date.

The credit market disruptions and a severely slowing economy resulted in stock market losses in excess of 35% in 2008. The markets recovered some of the 2008 losses during 2009 and 2010, which resulted in positive plan returns. At the end of 2010, there was still uncertainty about the strength of the economic recovery going forward. The lack of a market recovery would increase pension expense, which is dominated by the amortization of deferred actuarial gains and losses. Plan returns or losses that negatively deviate from expected returns result in increases in these actuarial deferred losses. Returns in excess of expectations would reduce the deferred actuarial loss and therefore would reduce pension expenses going forward.

The Company estimates the long-term rate of return on plan assets using historical returns, changes in asset mix, general economic conditions and industry practice. Historical annual returns on plan assets have normally ranged from losses of approximately 10% to gains in excess of 15%. The short-term volatility of these returns makes them an unreliable indicator of future long-term returns. Therefore, the historical plan rate of return is not used as a starting point, but rather as a guideline in determining the plan assumption for returns. The plan return was a 10.77% profit in 2010, a 16.25% profit in 2009 and a 28.4% loss in 2008. The mix of invested assets has remained relatively stable over the last five years with equity holdings representing between 45% and 60% of plan assets. The equity securities have brought more return volatility and higher expected returns to the portfolio. Management has operated under the general assumption that the long-term equity market returns will approximate the past 50 years, which provided an average 10% return, based upon stock market historical data. Current and expected economic conditions have also been considered in determining the estimate of long-term returns. Management also uses a survey of pension plan managers provided by a third party which indicates the rate of return assumptions that are predominant in the industry. At the end of 2006, management changed its investment horizon to coincide with the amortization period of the unamortized actuarial gain or loss. The assumption concerning expected returns for 2008 through 2010 was maintained at 2007 levels, which reflected management’s view of expected market returns over the investment horizon. The expected return assumption for 2011 is being maintained at the same level as 2010. Management believes that the economy and the markets will recover enough over the next 5 to 7 years to allow the Company to achieve an expectation of 6.75% in annual returns over those periods. Management intends to terminate the Plan within the next 5 to 7 years.

The plan’s asset allocations at December 31, 2010, and 2009 by asset category were as follows:

	2010	2009

Interest-bearing bank balances	5%	17%
Debt securities	32%	23%
Equity securities	63%	60%

	100%	100%

Equity securities included 18,868 shares of the Company’s common stock at December 31, 2010, and 2009.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 18:  (Continued)

The following table summarizes the fair values of pension plan assets at December 31, 2010 by asset category.

		Fair Value Measurements at
		December 31, 2010, Using
		Quoted
		Prices In
		Active
		Markets	Significant
	Assets/Liabilities	For	Other	Significant
	Measured at Fair	Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2010	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$398	$398	$-	$-
Equity securities – domestic:
Industrials	550	550	-	-
Telecommunication	176	176	-	-
Energy and Utilities	731	731	-	-
Information technology	679	679	-	-
Consumer	833	833	-	-
Health care	423	423	-	-
Financials	957	957	-	-
Other	343	343	-	-
Equity securities – international	581	581	-	-
Mutual funds(bond funds)	212	212	-	-
Government debt securities	1,056	-	1,056	-
Corporate debt securities	1,701	-	1,701	-

Total assets	$8,640	$5,883	$2,757	$-

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 18:  (Continued)

The following table summarizes the fair values of pension plan assets at December 31, 2009 by asset category.

		Fair Value Measurements at
		December 31, 2009, Using
		Quoted
		Prices In
		Active
		Markets	Significant
	Assets/Liabilities	For	Other	Significant
	Measured at Fair	Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2009	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$1,368	$1,368	$-	$-
Equity securities – domestic:
Industrials	535	535	-	-
Telecommunication	61	61	-	-
Energy and Utilities	505	505	-	-
Information technology	778	778	-	-
Consumer	665	665	-	-
Health care	341	341	-	-
Financials	276	276	-	-
Other	337	337	-	-
Equity securities – international	1,145	1,145	-	-
Mutual funds(bond funds)	260	260	-	-
Government debt securities	1,081	-	1,081	-
Corporate debt securities	571	-	571	-
Mortgage-backed securities	192	-	192	-

Total assets	$8,115	$6,271	$1,844	$-

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

(Dollars in thousands)
Year	Expected payments

2011	$606
2012	606
2013	634
2014	679
2015	671
2016 – 2020	3,336

The Company expects to make a contribution within a range of $100 thousand to $400 thousand to the pension plan in 2011.

Profit and Savings Plan

The Bank has a profit and savings plan which includes features such as an Employee Stock Ownership Plan (ESOP) and a 401(k) plan which provides for certain salary deferrals, covering substantially all full-time employees of the Bank and subsidiaries. The Bank matched employee 401(k) contributions equal to 50% of an employee's first 5% of salary deferral through 2004. Beginning in 2005, the Company matched contributions equal to 50% of an employee’s first 6% of salary deferral. Effective in May 2006, the Company began matching 60% of an employee’s first 6% of salary deferral for all employees with less than three years of credited service. Concurrently, the Company began matching 75% of an employee’s first 6% of salary deferral for all employees with three years or more of credited service. In March 2009 the Company cut the matching percentages in half. Total matching contributions for this plan were $317 thousand in 2010, $385 thousand in 2009 and $712 thousand in 2008. Additional contributions to the plan are at the discretion of the Board of Directors. Discretionary contributions, which are invested in the Company’s common stock, for this plan were $75 thousand in 2010, 2009 and 2008. ESOP shares are considered outstanding for basic earnings per share calculations. Dividends on ESOP shares are deducted from retained earnings when declared.

At December 31, 2010, and 2009, the profit and savings plan owned 285,672 and 257,879 shares of the Company's common stock.

Nonqualified Deferred Compensation Plan

The Bank has a nonqualified deferred compensation plan for senior officers and executives of the Bank and its subsidiaries. The plan allows for the deferral of salary by the participants with the Company having the option of also making matching contributions and profit sharing contributions. The participants’ earnings credits are indexed to selected mutual fund returns. Matching contributions and profit sharing contributions vest evenly over a five (5) year period. The Company will use the earnings of Bank-owned life insurance policies to provide sufficient revenues to offset the cost of the liabilities incurred by participant earnings credits. Participants deferred $51 thousand of compensation during 2010, $67 thousand during 2009 and $95 thousand during 2008. The Company did not make any profit sharing contributions to the plan in 2010, 2009 or 2008. The plan also had distributions of $23 thousand in 2010, $80 thousand in 2009 and $34 thousand in 2008. Included in salaries and employee benefit expenses are charges for earnings increases of $40 thousand for 2010, charges for earnings increases of $2 thousand for 2009, and $79 thousand in credits for earnings declines for 2008. Also included in salaries and employee benefit expenses are administrative expenses of $2 thousand in 2010, $3 thousand in 2009 and $2 thousand in 2008.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 19:  Earnings Per Share

A change in accounting principles for earnings per share that became effective in 2009 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Corporation has determined that its outstanding non-vested restricted stock awards are participating securities. Accordingly, effective January 1, 2009, earnings per common share are computed using the two-class method. All previously reported earnings per common share data has been retrospectively adjusted to conform to the new computation method.

(Dollars in thousands, except per share data)	2010	2009	2008

Net income (loss)	$4,011	$(59,799)	$526
Less: Preferred dividends	1,692	1,464	-
Add: Gain on exchange of preferred stock	12,867	-	-
Net income (loss) attributable to common stock	$15,186	$(61,263)	$526

Net income (loss) allocated to common stockholders:
Distributed	363	1,451	4,712
Undistributed	14,708	(62,106)	(4,190)
	$15,071	$(60,655)	$522

Weighted-average basic common and participating shares outstanding	9,150,980	9,157,752	9,179,118
Less: weighted average participating restricted shares outstanding	69,293	90,872	117,388
Weighted-average basic shares outstanding	9,081,687	9,066,880	9,061,730

Basic net income (loss) per share	$1.66	$(6.69)	$0.06

Weighted-average basic common and participating shares outstanding	9,150,980	9,157,752	9,179,118
Add: share-based options and stock warrant	-	-	654
	9,150,980	9,157,752	9,179,772
Less: weighted average participating restricted shares outstanding	69,293	90,872	117,388
Weighted-average dilutive shares outstanding	9,081,687	9,066,880	9,062,384

Dilutive net income (loss) per share	$1.66	$(6.69)	$0.06

Weighted-average shares of potentially dilutive instruments that are not included in the dilutive share calculation due to anti-dilutive effect:
Compensation plan-related stock options	38,942	62,184	128,186
Common stock warrant	513,113	432,983	-

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 20:  Regulatory Matters

Federal banking regulations require that the Bank maintain certain cash reserves based on a percent of deposits. This requirement was $897 thousand, which was covered by $12.162 million in vault cash, at December 31, 2010. The Company is also required to hold a clearing balance of $2.000 million with the Federal Reserve. This clearing balance is included in cash and due from banks.

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

Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Total Capital and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2010, that all capital adequacy requirements have been met.

As of December 31, 2010, the most recent notification by the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company's and Bank's actual capital amounts and ratios as of December 31, 2010, and 2009, are also presented in the table:

(Dollars in thousands)	Actual		Minimum Capital		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2010:
Total capital (to risk weighted assets):
Company	$135,291	11.3%	$95,790	8.0%	$-	-
Bank	134,020	11.2%	95,568	8.0%	119,460	10.0%

Tier I capital (to risk weighted assets):
Company	120,310	10.1%	47,895	4.0%	-	-
Bank	119,074	10.0%	47,784	4.0%	71,676	6.0%

Tier I capital (to average assets):
Company	120,310	7.7%	62,211	4.0%	-	-
Bank	119,074	7.7%	62,155	4.0%	77,693	5.0%

December 31, 2009:
Total capital (to risk weighted assets):
Company	$133,574	11.1%	$96,374	8.0%	$-	-
Bank	130,960	10.9%	96,293	8.0%	120,366	10.0%

Tier I capital (to risk weighted assets):
Company	118,405	9.8%	48,187	4.0%	-	-
Bank	115,803	9.6%	48,147	4.0%	72,220	6.0%

Tier I capital (to average assets):
Company	118,405	7.1%	66,346	4.0%	-	-
Bank	115,803	7.0%	66,339	4.0%	82,924	5.0%

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

In September 2010 the Company entered into an exchange transaction with the Department of the Treasury TARP Community Development Capital Initiative. Pursuant to the Agreement, the Company issued 30,000 shares of Class B, Series CD preferred stock bearing an annual dividend rate of 2% and redeemed 30,000 shares of Class B, Series A preferred stock bearing an annual dividend rate of 5%. Under the terms of the Exchange Agreement, the Company may not pay common dividends in excess of the aggregate per share dividends for the immediately prior fiscal year. This will limit future dividends through the earlier of September 2018 or the date the preferred stock is redeemed to the current rate of $.01 per share per quarter or $.04 per share per year.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 21:  Summarized Financial Information of First M & F Corporation

Summarized financial information of First M & F Corporation (parent company only) is as follows:

STATEMENTS OF CONDITION

(Dollars in thousands)
	2010	2009

Assets

Cash	$4,401	$4,735
Investment in banking subsidiary	133,947	131,179
Investment in statutory trust	928	928
Other assets	2,250	912

	$141,526	$137,754
Liabilities and Stockholders’ Equity

Note payable	$3,416	$1,916
Junior subordinated debt	30,928	30,928
Other liabilities	117	281
Stockholders’ equity	107,065	104,629

	$141,526	$137,754

STATEMENTS OF OPERATIONS

(Dollars in thousands)	2010	2009	2008
Income:
Dividends received from banking subsidiary	$2,200	$3,800	$4,500
Dividends received from statutory trust	60	60	60
Equity in undistributed earnings (loss) of banking subsidiary	3,215	(59,869)	(2,578)
Other income	10	24	2
Total income (loss)	5,485	(55,985)	1,984

Expenses:
Interest on other borrowings	84	64	99
Interest on junior subordinated debentures	1,992	1,992	1,993
Goodwill impairment	-	2,310	-
Other expenses	224	291	194
Total expenses	2,300	4,657	2,286

Income (loss) before income taxes	3,185	(60,642)	(302)

Income tax benefit	826	843	828

Net income (loss)	$4,011	$(59,799)	$526

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 21:  (Continued)

STATEMENTS OF CASH FLOWS

(Dollars in thousands)	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$4,011	$(59,799)	$526
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (earnings) loss of banking subsidiary	(3,215)	59,869	2,578
Goodwill impairment	-	2,310	-
Other, net	(879)	(45)	1,390
Net cash provided by (used in) operating activities	(83)	2,335	4,494

Cash flows from investing activities:
Additional investment in Bank	-	(25,000)	-
Net cash used in investing activities	-	(25,000)	-

Cash flows from financing activities:
Increase (decrease) in note payable	1,500	(500)	500
Cash dividends	(1,751)	(2,541)	(4,772)
Common shares repurchased	-	-	(118)
Preferred stock issued	-	30,000	-
Tax benefits on share-based transactions	-	28	-
Net cash provided by (used in) financing activities	(251)	26,987	(4,390)

Net increase (decrease) in cash	(334)	4,322	104

Cash at January 1	4,735	413	309

Cash at December 31	$4,401	$4,735	$413

FIRST M&F CORPORATION AND SUBSIDIARY

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

As of December 31, 2010 (the "Evaluation Date"), the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as defined in the Exchange Act Rules.  Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are sufficiently effective to ensure that material information relating to the Company and required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting is contained on page 50 of this Annual Report on Form 10-K and is hereby incorporated by reference.

Design and Evaluation of Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company included a report of management’s assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2010. Management’s report is included in the section, Financial Statements and Supplementary Data of this Annual Report on Form 10-K, under the heading “Management’s Annual Report on Internal Control Over Financial Reporting.”

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

As a CDCI/TARP recipient the Company is required to have an Excessive Expenditure Policy. Such a policy was adopted by the Company’s Board of Directors on October 14, 2009 and is posted on the Bank’s website at www.mfbank.com/inv_governance.htm.

EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated by reference and contained in the proxy material on Page 11 and following.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of owners and management is incorporated by reference and contained in the proxy material on Page 8 and following.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions is incorporated by reference and contained in the proxy material on Page 26.

PRINCIPAL ACCOUNTING FEES AND SERVICES
(Last Two Fiscal Years)

Information concerning principal accounting fees and services, as well as information concerning the Company’s audit committee pre-approval policies and procedures, is incorporated by reference and contained in the proxy material on Page 26.

FIRST M&F CORPORATION AND SUBSIDIARY

PART IV

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Exhibits

The following financial statements included under the heading "Financial Statements and Supplementary Data" are included in this report:

(a)	Management’s Annual Report on Internal Control Over Financial Reporting
(b)	Report of Independent Registered Public Accounting Firm
(c)	Consolidated Statements of Condition – December 31, 2010 and 2009
(d)	Consolidated Statements of Operations – Years Ended December 31, 2010, 2009 and 2008
(e)	Consolidated Statements of Comprehensive Income – Years Ended December 31, 2010, 2009 and 2008
(f)	Consolidated Statements of Stockholders’ Equity – Years Ended December 31, 2010, 2009 and 2008
(g)	Consolidated Statements of Cash Flows – Years Ended December 31, 2010, 2009 and 2008
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

3.2	Articles of Amendment of the Registrant. Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2009.

3.3	By-laws of the Registrant, as amended. Filed as Exhibit 3-b to the Company's Form S-1 (File No. 33-08751) September 15, 1986, incorporated herein by reference.

3.4	Articles of Amendment of the Registrant. Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on October 5, 2010.

3.5	Amended and Restated Bylaws of the Registrant.

4.1	Warrant to Purchase up to 513,113 Shares of Common Stock of the Registrant. Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2009.

10.1	First M&F Corporation 2005 Equity Incentive Plan. Filed as Appendix A to the Company’s Proxy Statement, March 15, 2005, incorporated herein by reference.

10.2	Merchants and Farmers Bank Profit and Savings Plan, as amended. Filed as Exhibit 10(B) to the Company’s Form 10-Q on August 9, 2005, incorporated herein by reference.

10.3
Letter Agreement, including as Exhibit A thereto, Securities Purchase Agreement. Incorporated herein by reference to Exhibit A to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2009.

10.4	Form of Preferred Stock Certificate. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2009.

10.5	Side Letter Agreement. Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2009.

10.6	CDCI Letter Agreement dated September 29, 2010. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 5, 2010.

11	Computation of Earnings per Share. Filed herewith as Note 19 to the consolidated financial statements.

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

The following Rule 13a-14(a)/15d-14(a) Certifications are included as exhibits to this report:

31.1	Rule 13a-14(a) Certification of Hugh S. Potts, Jr., Chief Executive Officer

31.2	Rule 13a-14(a) Certification of John G. Copeland, Chief Financial Officer

The following Section 1350 Certifications are included as exhibits to this report:

32.1	Section 1350 Certification of Hugh S. Potts, Jr., Chief Executive Officer

32.2	Section 1350 Certification of John G. Copeland, Chief Financial Officer

The following Emergency Economic Stability Act of 2008 Certifications are included as exhibits to this report:

99.1	Certification pursuant to the Emergency Economic Stability Act of 2008 of Hugh S. Potts, Jr., Chief Executive Officer

99.2	Certification pursuant to the Emergency Economic Stability Act of 2008 of John G. Copeland, Chief Financial Officer

FIRST M&F CORPORATION AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST M & F CORPORATION

BY:	/s/ Hugh S. Potts, Jr.
Hugh S. Potts, Jr.
Chairman of the Board and
Chief Executive Officer

DATE:	March 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Hugh S. Potts, Jr.
DATE: March 15, 2011	Hugh S. Potts, Jr., Director
Chairman of the Board
Chief Executive Officer
(principal executive officer)

/s/ Hollis C. Cheek
DATE: March 15, 2011	Hollis C. Cheek, Director

/s/ Jon A. Crocker
DATE: March 15, 2011	Jon A. Crocker, Director

/s/ J. Marlin Ivey
DATE: March 15, 2011	J. Marlin Ivey, Director

/s/ Jeffrey B. Lacey
DATE: March 15, 2011	Jeffrey B. Lacey, Director
President &
Chief Banking Officer

/s/ John Clark Love, III
DATE: March 15, 2011	John Clark Love, III, Director

/s/ Susan P. McCaffery
DATE: March 15, 2011	Susan P. McCaffery, Director

/s/ Michael L. Nelson
DATE: March 15, 2011	Michael L. Nelson, Director

/s/ Otho E. Pettit, Jr.
DATE: March 15, 2011	Otho E. Pettit, Jr., Director

/s/ Samuel B. Potts
DATE: March 15, 2011	Samuel B. Potts, Director
Vice President

/s/ Charles W. Ritter, Jr.
DATE: March 15, 2011	Charles W. Ritter, Jr., Director

/s/ L. F. Sams, Jr.
DATE: March 15, 2011	L. F. Sams, Jr., Director

FIRST M&F CORPORATION AND SUBSIDIARY

Signatures: (Continued)

/s/ Larry Terrell
DATE: March 15, 2011	Larry Terrell, Director

/s/ James I. Tims
DATE: March 15, 2011	James I. Tims, Director

/s/ Scott M. Wiggers
DATE: March 15, 2011	Scott M. Wiggers, Director

/s/ John G. Copeland
DATE: March 15, 2011	John G. Copeland
EVP & Chief Financial Officer
(principal financial officer)

/s/ Robert C. Thompson, III
DATE: March 15, 2011	Robert C. Thompson, III
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

3.2	Articles of Amendment of the Registrant. Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2009.

3.3	By-laws of the Registrant, as amended. Filed as Exhibit 3-b to the Company’s Form S-1 (File No. 33-08751) September 15, 1986, incorporated herein by reference.

3.4	Articles of Amendment of the Registrant. Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on October 5, 2010.

3.5	Amended and Restated Bylaws of the Registrant.

4.1	Warrant to Purchase up to 513,113 Shares of Common Stock of the Registrant. Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2009.

10.1	First M&F Corporation 2005 Equity Incentive Plan. Filed as Appendix A to the Company’s Proxy Statement, March 15, 2005, incorporated herein by reference.

10.2	Merchants and Farmers Bank Profit and Savings Plan, as amended. Filed as Exhibit 10(B) to the Company’s Form 10-Q on August 9, 2005, incorporated herein by reference.

10.3
Letter Agreement, including as Exhibit A thereto, Securities Purchase Agreement. Incorporated herein by reference to Exhibit A to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2009.

10.4	Form of Preferred Stock Certificate. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2009.

10.5	Side Letter Agreement. Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2009.

10.6	CDCI Letter Agreement dated September 29, 2010. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 5, 2010.

11	Computation of Earnings per Share – Filed herewith as Note 19 to the consolidated financial statements.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of Hugh S. Potts, Jr., Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of John G. Copeland, Chief Financial Officer.

32.1	Section 1350 Certification of Hugh S. Potts, Jr., Chief Executive Officer.

32.2	Section 1350 Certification of John G. Copeland, Chief Financial Officer.

99.1	Certification pursuant to the Emergency Economic Stability Act of 2008 of Hugh S. Potts, Jr., Chief Executive Officer

99.2	Certification pursuant to the Emergency Economic Stability Act of 2008 of John G. Copeland, Chief Financial Officer