Form 10-Q
period 2011-03-31
FIRST M&F CORP/MS
filed 2011-05-13
CIK 320387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $5 par value	9,115,770 Shares
Title of Class	Shares Outstanding at April 30, 2011

FIRST M & F CORPORATION

FORM 10-Q

FIRST M & F CORPORATION AND SUBSIDIARY

PART I: FINANCIAL INFORMATION
Item 1 – Financial Statements (Unaudited)
Consolidated Statements of Condition

(Dollars in thousands)
	March 31	December 31
	2011	2010
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$36,184	$45,099
Interest bearing bank balances	80,408	72,103
Federal funds sold	25,000	25,000
Securities available for sale, amortized cost of $294,351 and $274,421	296,242	276,929
Loans held for sale	2,586	6,242

Loans, net of unearned income	1,051,261	1,060,146
Allowance for loan losses	(17,043)	(16,025)
Net loans	1,034,218	1,044,121

Bank premises and equipment	40,531	40,696
Accrued interest receivable	6,719	6,380
Other real estate	29,660	31,125
Other intangible assets	4,906	5,013
Bank owned life insurance	21,988	21,790
Other assets	29,058	29,466

	$1,607,500	$1,603,964
Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing deposits	$208,457	$212,199
Interest-bearing deposits	1,191,619	1,163,213
Total deposits	1,400,076	1,375,412
Federal funds purchased and repurchase agreements	14,561	33,481
Other borrowings	48,527	50,416
Junior subordinated debt	30,928	30,928
Accrued interest payable	1,367	1,470
Other liabilities	4,362	5,192
Total liabilities	1,499,821	1,496,899

Stockholders’ equity:
Preferred stock; Class A; 1,000,000 shares authorized	-	-
Preferred stock; Class B, Series CD; 1,000,000 shares authorized; 30,000 shares issued	16,673	16,390
Common stock of $5.00 par value; 50,000,000 shares authorized: 9,115,770 and 9,106,803 shares issued	45,579	45,534
Additional paid-in capital	31,873	31,883
Nonvested restricted stock awards	783	784
Retained earnings	12,651	12,225
Accumulated other comprehensive income	120	249
Total equity	107,679	107,065
	$1,607,500	$1,603,964

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended
	March 31
	2011	2010
Interest income:
Interest and fees on loans	$15,375	$15,388
Interest on loans held for sale	41	78
Taxable investments	1,771	2,045
Tax-exempt investments	314	430
Federal funds sold	16	26
Interest bearing bank balances	52	45
Total interest income	17,569	18,012

Interest expense:
Deposits	3,847	5,190
Federal funds purchased and repurchase agreements	15	19
Other borrowings	524	1,066
Junior subordinated debt	458	496
Total interest expense	4,844	6,771

Net interest income	12,725	11,241
Provision for loan losses	2,580	2,280
Net interest income after provision for loan losses	10,145	8,961

Noninterest income:
Deposit account income	2,458	2,480
Mortgage banking income	356	343
Agency commission income	892	898
Trust and brokerage income	133	121
Bank owned life insurance income	183	170
Other income	656	789
Securities gains, net	1,349	1,004

Total investment other-than-temporary impairment losses	(240)	(272)
Portion of loss recognized in (reclassified from) other comprehensive income (before taxes)	(56)	70
Net investment impairment losses recognized	(296)	(202)

Total noninterest income	5,731	5,603

Noninterest expenses:
Salaries and employee benefits	6,956	6,825
Net occupancy expenses	989	969
Equipment expenses	465	651
Software and processing expenses	399	402
Telecommunication expenses	225	244
Marketing and business development expenses	205	242
Foreclosed property expenses	2,353	456
FDIC insurance assessments	774	846
Intangible asset amortization and impairment	107	106
Other expenses	2,338	2,668
Total noninterest expenses	14,811	13,409

Income before income taxes	1,065	1,155
Income tax expense	115	301
Net income	950	854
Net income attributable to noncontrolling interests	-	1
Net income attributable to First M&F Corporation	$950	$853
Dividends and accretion on preferred stock	432	437
Net income applicable to common stock	$518	$416

Net income allocated to common shareholders	$515	$413

Earnings per share:
Basic	$.06	$.05
Diluted	$.06	$.05

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Unaudited)

(Dollars in thousands)	Three Months Ended
	March 31
	2011	2010

Net income	$950	$854

Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized gains on securities available for sale arising during the period, net of tax of $188 and $185 for the three months ended March 31	316	314
Unrealized losses on other-than-temporarily impaired securities available for sale arising during the period, net of tax of $25 and $100 for the three months ended March 31	(43)	(172)
Reclassification adjustment for gains on securities available for sale included in net income, net of tax of $503 and $374 for the three months ended March 31	(846)	(630)
Reclassification adjustment for credit related other-than- temporary impairment losses on securities available for sale included in net income, net of tax of $110 and $75 for the three months ended March 31	186	127
Unrealized gains and settlements on cash flow hedge arising during the period, net of tax of $64	107	-
Defined benefit pension plans:
Amortization of transition asset, net of tax of $0 and $0 for the three months ended March 31	-	-
Amortization of prior service cost, net of tax of $2 and $3 for the three months ended March 31	(4)	(6)
Amortization of actuarial loss, net of tax of $91 and $82 for the three months ended March 31	155	139

Other comprehensive loss	(129)	(228)

Total comprehensive income	821	626
Comprehensive income attributable to noncontrolling interests	-	1

Comprehensive income of First M&F Corp	$821	$625

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity
Three Months Ended March 31, 2011 and 2010
(Unaudited)

(Dollars in thousands, except per share data)				Nonvested		Accumulated
			Additional	Restricted	Retained	Other
	Preferred	Common	Paid-in	Stock	Earnings	Comprehensive	Noncontrolling
	Stock	Stock	Capital	Awards	(Deficit)	Income	Interest	Total
January 1, 2010	$28,838	$45,347	$31,926	$734	$ (2,595)	$379	$1	$104,630
Net income	-	-	-	-	853	-	1	854
Cash dividends ($.01 per share)	-	-	-	-	(91)	-	-	(91)
Dividends and accretion on preferred stock	62	-	-	-	(437)	-	-	(375)
Share-based compensation expense recognized	-	-	2	46	-	-	-	48
Net change	-	-	-	-	-	(228)	-	(228)
Distributions	-	-	-	-	-	-	(2)	(2)

March 31, 2010	$28,900	$45,347	$31,928	$780	$(2,270)	$151	$-	$104,836

January 1, 2011	$16,390	$45,534	$31,883	$784	$12,225	$249	$-	$107,065
Net income	-	-	-	-	950	-	-	950
Cash dividends ($.01 per share)	-	-	-	-	(92)	-	-	(92)
8,967 shares granted to directors	-	45	(11)	-	-	-	-	34
Dividends and accretion on preferred stock	283	-	-	-	(432)	-	-	(149)
Share-based compensation expense recognized	-	-	1	(1)	-	-	-	-
Net change	-	-	-	-	-	(129)	-	(129)

March 31, 2011	$16,673	$45,579	$31,873	$783	$12,651	$120	$-	$107,679

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)	Three Months Ended March 31
	2011	2010
Cash flows from operating activities:
Net income	$950	$854
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	-	48
Director fees issued in stock	34	-
Amortization of pension costs	211	197
Depreciation and amortization	652	688
Provision for loan losses	2,580	2,280
Net investment amortization	559	455
Net change in unearned fees/deferred costs on loans	40	(153)
Capitalized dividends on FHLB stock	(7)	(7)
Net accretion of discount on time deposits	7	4
Gain on securities available for sale	(1,349)	(1,004)
Impairment loss on securities available for sale	296	202
Gain on loans held for sale	(210)	(288)
Other real estate losses	2,018	211
Other asset sales (gains) losses	70	(20)
Deferred income taxes	114	284
Originations of loans held for sale, net of repayments	(12,553)	(20,703)
Sales proceeds of loans held for sale	16,426	22,600
(Increase) decrease in:
Accrued interest receivable	(339)	558
Cash surrender value of bank owned life insurance	(183)	(170)
Other assets	266	1,274
Increase (decrease) in:
Accrued interest payable	(103)	(444)
Other liabilities	(782)	332

Net cash provided by operating activities	8,697	7,198

Cash flows from investing activities:
Purchases of securities available for sale	(74,537)	(81,182)
Sales of securities available for sale	41,421	39,548
Maturities of securities available for sale	13,680	36,602
Sales of nonperforming loans	-	500
Net decrease in other loans held for investment	4,273	1,873
Net (increase) decrease in:
Interest bearing bank balances	(8,305)	2,684
Federal funds sold	-	28,000
Bank premises and equipment	(366)	41
Net purchases of bank owned life insurance	(15)	(18)
Proceeds from sales of other real estate and other repossessed assets	2,635	1,058
Payments for ORE improvements and lien holder payoffs	(5)	(492)

Net cash provided by (used in) investing activities	(21,219)	28,614

		(Continued)

FIRST M & F CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)	Three Months Ended March 31
	2011	2010
Cash flows from financing activities:
Net increase (decrease) in deposits	$24,657	$(14,269)
Net increase (decrease) in short-term borrowings	(18,920)	5,583
Proceeds from other borrowings	686	-
Repayments of other borrowings	(2,575)	(31,270)
Earnings distributions to noncontrolling interests	-	(2)
Common dividends paid	(92)	(91)
Preferred dividends paid	(149)	(375)

Net cash provided by (used in) financing activities	3,607	(40,424)

Net decrease in cash and due from banks	(8,915)	(4,612)

Cash and due from banks at January 1	45,099	42,446

Cash and due from banks at March 31	$36,184	$37,834

Supplemental disclosures:
Total interest paid	$4,952	$7,216
Total income taxes paid	1	226
Income tax refunds received	-	210

Transfers of loans to foreclosed property	3,182	8,484
Transfers of buildings to foreclosed property	-	176
U. S. Treasury preferred dividend accrued but unpaid	75	187
Accretion on U. S. Treasury preferred stock	283	62

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 1:  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed balance sheet as of December 31, 2010, has been derived from audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements include all entities in which the Company has a controlling financial interest. Therefore, the condensed consolidated financial statements of First M & F Corporation include the financial statements of Merchants and Farmers Bank, a wholly owned subsidiary, and the Bank’s wholly owned subsidiaries, First M & F Insurance Company, Inc., M & F Financial Services, Inc., M & F Bank Securities Corporation, M & F Insurance Agency, Inc., M & F Insurance Group, Inc., and M & F Business Credit, Inc. The consolidated financial statements also include the Bank’s 55% ownership in MS Statewide Title, LLC, a title insurance agency. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

Certain reclassifications have been made to the 2010 financial statements to be consistent with the 2011 presentation.

Loans Held for Sale

Loans held for sale, consisting primarily of mortgages, are accounted for at the lower of cost or fair value applied on an individual loan basis. Valuation changes are recorded in mortgage banking income.

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

The Bank discontinues the accrual of interest on loans and recognizes income only as received (places the loans in nonaccrual status) when, in the judgment of management, the collection of interest, but not necessarily principal, is doubtful. Unpaid accrued interest is charged against interest income on loans when they are placed in nonaccrual status. Payments received on loans in nonaccrual status are generally applied as a reduction to principal until such time that the Company expects to collect the remaining contractual principal. When a borrower of a loan that is in nonaccrual status can demonstrate the ability to repay the loan in accordance with its contractual terms, then the loan may be returned to accruing status. The Company determines past due status on all loans based on their contractual repayment terms. Loans are considered past due if either an interest or principal payment is past due in accordance with the loan’s contractual repayment terms.

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 1:  (Continued)

Allowance and Provision for Loan Losses

The allowance for loan losses is established through provisions for loan losses charged against earnings. Loans are considered uncollectible when available information confirms that the loan can’t be collected in full. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is maintained at a level believed to be adequate by management to absorb estimated probable loan losses.  Management’s periodic evaluation of the adequacy of the allowance for loan losses is based on estimated credit losses for specifically identified impaired loans as well as estimated probable credit losses inherent in the remainder of the loan portfolio based on historical loss rates. The fundamental tool used by management to estimate impairments and contingency reserves is the individual loan risk rate. For the purpose of determining allowances, management segregates the loan portfolio primarily by risk rating and secondarily by whether the loan is collateral dependent. Management considers a number of factors in assigning risk rates to individual loans, including: past due trends, current trends, current economic conditions, industry exposure, internal and external loan reviews, loan performance, the estimated value of underlying collateral, evaluation of a borrower’s financial condition and other factors considered relevant in grading loans. Troubled debt restructurings are considered to be impaired loans and are included with the loans that are individually reviewed for impairment allowances. Troubled debt restructurings are loans in which the Company has granted a concession to the borrower which would not otherwise be considered due to the borrower’s financial difficulties.

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at
		March 31, 2011, Using
		Quoted
		Prices In
		Active
		Markets	Significant
	Assets/Liabilities	For	Other	Significant
	Measured at Fair	Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	March 31, 2011	(Level 1)	(Level 2)	(Level 3)

U.S. Government sponsored entities	$54,159	$-	$54,159	$-
Mortgage-backed investments	198,237	-	198,237	-
Obligations of states and political subdivisions	41,426	-	41,426	-
Collateralized debt obligations	866	-	-	866
Other debt securities	1,554	-	1,554	-
Total securities available for sale	$296,242	$-	$295,376	$866

Interest rate swap	988	-	-	988

Mortgage derivative assets	47	-	-	47

Mortgage derivative liabilities	16	-	-	16

		Fair Value Measurements at
		December 31, 2010, Using
		Quoted
		Prices In
		Active
		Markets	Significant
	Assets/Liabilities	For	Other	Significant
	Measured at Fair	Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2010	(Level 1)	(Level 2)	(Level 3)

U.S. Government sponsored entities	$58,611	$-	$58,611	$-
Mortgage-backed investments	173,921	-	173,921	-
Obligations of states and political subdivisions	41,828	-	41,828	-
Collateralized debt obligations	934	-	-	934
Other debt securities	1,635	-	1,635	-
Total available for sale securities	$276,929	$-	$275,995	$934

Interest rate swap	817			817

Mortgage derivative assets	246	-	-	246

Mortgage derivative liabilities	28	-	-	28

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

Obligations of states and political subdivisions. Municipal securities include investments that are traded in a dealer market and investments that trade infrequently and are reported using Level 2 inputs. The fair value measurements are obtained from both an independent pricing service and from a correspondent bank’s broker-dealer portfolio accounting product that utilizes a pricing matrix that considers observable inputs obtained from a municipal security data provider which include dealer quotes, market yield curves, credit information (including observable default rates) and the instrument’s contractual terms and conditions, among other things.

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

Mortgage Derivatives.  Mortgage derivative assets and liabilities represent the fair values of the interest rate lock commitments (IRLCs) of the Company to originate mortgages at certain rates as well as the commitments, or forward sale agreements (FSAs), to sell the mortgages to investors at locked prices within a specified period of time. The Company uses an internal valuation model with observable market data inputs consisting primarily of dealer quotes, market yield curves, estimated servicing values, credit-related adjustments and estimated pull-through rates. These instruments are classified as Level 3 fair values.  Mortgage derivative assets are included in other assets and mortgage derivative liabilities are included in other liabilities in the Company’s balance sheet.

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

The following table reports the activity for the first three months of 2011 and 2010 in assets measured at fair value on a recurring basis using significant unobservable (Level 3) inputs.

	Three Months Ended			Three Months Ended
(Dollars in thousands)	March 31, 2011			March 31, 2010
	Collateralized		Interest	Collateralized
	Debt	Mortgage	Rate	Debt	Mortgage
	Obligations	Derivatives	Swap	Obligations	Derivatives
Beginning Balance	$934	$218	$817	$1,080	$84
Total gains or losses (realized/unrealized)
Other-than-temporary impairment included in earnings	(296)	-	-	(202)	-
Other-than-temporary impairment (included in) transferred from other comprehensive income	56	-	-	(70)	-
Other gains/losses included in other comprehensive income	172	-	142	237	-
Net swap settlement recorded	-	-	29	-	-
IRLC and FSA issuances	-	167	-	-	154
IRLC and FSA expirations and fair value changes included in earnings	-	(15)	-	-	(24)
IRLC transfers into closed loans/FSA transferred on sales	-	(339)	-	-	(146)
Ending Balance	$866	$31	$988	$1,045	$68

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(296)	$-	$-	$(202)	$-

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

The following tables summarize assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements Using
		Quoted
		Prices in				Fair Value
		Active	Significant		Charged to	Adjustment
	For the	Markets for	Other	Significant	Allowance	Recognized
	Quarter-to-Date	Identical	Observable	Unobservable	for Loan Losses	In Earnings
	Ended	Assets	Inputs	Inputs	During	During
(Dollars in thousands)	03/31/11 (a)	(Level 1)	(Level 2)	(Level 3)	Current Period	Current Period

Impaired loans	$4,710	$-	$-	$4,710	$-	$(1,446)
Loan foreclosures	443	-	-	443	190	-
Other real estate	5,069	-	-	5,069	-	(1,842)

The following tables summarize assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
	For the	Markets for	Other	Significant
	Year-to-Date	Identical	Observable	Unobservable
	Ended	Assets	Inputs	Inputs
(Dollars in thousands)	12/31/10 (a)	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$27,335	$-	$-	$27,335
Loan foreclosures	5,013	-	-	5,013
Loans transferred to HFS	500	-	-	-
Other real estate	12,498	-	-	12,498

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

Impaired Loans.  Collateral dependent loans, which are loans for which the repayment is expected to be provided solely by the underlying collateral, are valued for impairment purposes by using the fair value of the underlying collateral. For collateral dependent loans, collateral values are estimated using Level 3 inputs based on appraisals, observable market data and other internal estimates. During the first quarter of 2011 approximately $6.156 million in real estate secured loans incurred impairment loan loss accruals of $1.446 million to adjust them down to the fair value of their collateral. During the first quarter of 2010 approximately $15.572 million in real estate secured loans incurred impairment loan loss accruals of $1.056 million to adjust them down to the fair value of their collateral.

Loan Foreclosures.  Certain foreclosed assets, upon initial recognition, were re-measured and reported at fair value through a charge-off to the allowance for possible loan losses based upon the fair value of the foreclosed asset. The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 3 inputs based on appraisals, observable market data and other internal estimates. During the first quarter of 2011 loans with balances of $2.239 million were foreclosed and transferred into other real estate at $1.767 million, with $472 thousand charged to the allowance for loan loss. During the first quarter of 2011, $1.324 million of these properties, which had been written down by $282 thousand at foreclosure, were sold. During the first quarter of 2010 loans with balances of $4.442 million were foreclosed and transferred into other real estate at $3.122 million, with $1.320 million charged to the allowance for loan loss. None of the properties had been sold as of March 31, 2010.

Loans Transferred To Held For Sale.  Certain nonperforming loans held for investment were transferred to held for sale status during the first quarter of 2010. Loans with an amortized cost of $825 thousand were written down by $325 thousand to a fair value of $500 thousand upon transfer to held for sale status. The $325 thousand write-down was charged to the allowance for loan losses. The loans were subsequently sold for $500 thousand.

Other real estate.  Other real estate consists of real estate from loans that have been foreclosed on. It is carried at the lower of cost or fair value less costs to sell. Subsequent to foreclosure, these properties may experience further market declines. When this occurs, the Company writes the property down to management’s best estimate of what the market may be willing to pay. Management considers recent appraisals when available, what other properties have sold for, how long properties have been on the market, the condition of the property, the availability of liquid buyers and other assumptions that market participants may use in determining a price at which they would acquire the property. Since certain significant inputs to these estimates are management-derived and unobservable, fair values are reported as using Level 3 inputs. During the first quarter of 2011, other real estate properties with carrying values of $7.311 million were written down by $2.054 million to a new carrying value of $5.257 million. During the first quarter of 2011, properties with carrying values of $188 thousand, which had been written down by $212 thousand, were sold. During the first quarter of 2010, other real estate properties with carrying values of $2.322 million were written down by $197 thousand to a new carrying value of $2.125 million. None of the properties had been sold as of March 31, 2010.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

Fair Value of Financial Instruments

The following table presents the carrying amounts and fair values of the Company’s financial instruments at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
(Dollars in thousands)	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and short-term investments	$141,592	$141,592	$142,202	$142,202
Securities available for sale	296,242	296,242	276,929	276,929
Loans held for sale	2,586	2,616	6,242	6,242
Loans held for investment	1,034,218	952,862	1,044,121	965,894
Agency accounts receivable	305	305	346	346
Accrued interest receivable	6,719	6,719	6,380	6,380
Nonmarketable equity investments	7,360	7,360	7,353	7,353
Investments in unconsolidated VIEs	3,638	3,638	3,615	3,615
Mortgage derivative assets	47	47	246	246
Financial liabilities:
Noninterest-bearing deposits	208,457	208,457	212,199	212,199
NOW, MMDA and savings deposits	690,571	690,571	645,433	645,433
Certificates of deposit	501,048	509,139	517,780	527,971
Short-term borrowings	14,561	14,561	33,481	33,481
Other borrowings	48,527	50,975	50,416	53,213
Junior subordinated debt	30,928	26,654	30,928	25,123
Agency accounts payable	567	567	586	586
Accrued interest payable	1,367	1,367	1,470	1,470
Mortgage derivative liabilities	16	16	28	28
Other financial instruments:
Commitments to extend credit and letters of credit	(8)	(313)	(15)	(306)
Interest rate swap	988	988	817	817

The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

Cash and due from banks, interest-bearing deposits with banks and Federal funds sold are valued at their carrying amounts which are reasonable estimates of fair value due to the relatively short period to maturity of the instruments.

Securities available for sale are predominantly valued based on prices obtained from an independent nationally recognized pricing service and market yield matrices. The Company uses an external pricing service to electronically provide prices by CUSIP number. These prices include exchange quoted prices, dealer quoted prices and prices derived from market yields published by specialized financial database providers. The price used is the one price per instrument provided for the securities that the service can produce prices for. No additional adjustments are made to the prices that are obtained from external pricing services. Typically, all securities except for some small municipal issues and the collateralized debt obligations are priced by the primary external provider. For issues that are not priced by the primary provider, the pricing disclosed in the investment accounting product provided by the broker-dealer affiliate of a correspondent bank is used. The broker-dealer’s accounting system uses prices provided by (1) the same external pricing service that the Company uses, (2) Standard & Poor’s, (3) matrix pricing with market yield inputs provided by Bloomberg and a municipal securities market data provider and (4) the broker-dealer’s trading staff. Any quotes provided by a broker-dealer are usually non-binding. However, the Company rarely uses solicited broker-dealer quotes to price any of its securities. The broker-dealer prices all municipal securities through its pricing matrix. At March 31, 2011, the only securities that were not priced by the primary provider were 13 municipal bonds representing 6 issuers and the collateralized debt obligations. The broker-dealer’s matrix prices were used for the municipal securities and a third-party provider’s modeled prices were used for the collateralized debt obligations (CDOs).

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

Investments in unconsolidated VIEs are the Company’s investment in the First M&F Statutory Trust I, which acquired the Company’s junior subordinated debt through funding provided by the issuance of trust preferred securities, and an investment in a low income housing tax credit entity. The investment in the statutory trust depends on the Company’s own cash flows and therefore, the carrying value is an accurate approximation of fair value. The low income housing tax credit investment is a limited partnership interest for which the carrying value is assumed to be a reasonable estimate of its fair value. These investments are carried in other assets in the statement of condition.

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 3:  Investment Securities

The following is a summary of the amortized cost and fair value of securities available for sale at March 31, 2011 and December 31, 2010:

	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2011:
U.S. Government sponsored entities	$53,950	$489	$280	$54,159
Mortgage-backed investments	195,250	3,334	347	198,237
Obligations of states and political subdivisions	40,212	1,335	121	41,426
Collateralized debt obligations	3,472	-	2,606	866
Other debt securities	1,467	87	-	1,554

	$294,351	$5,245	$3,354	$296,242

December 31, 2010:
U.S. Government sponsored entities	$58,152	$650	$191	$58,611
Mortgage-backed investments	170,039	4,268	386	173,921
Obligations of states and political subdivisions	40,924	1,104	200	41,828
Collateralized debt obligations	3,768	-	2,834	934
Other debt securities	1,538	97	-	1,635

	$274,421	$6,119	$3,611	$276,929

Provided below is a summary of securities available for sale which were in an unrealized loss position and the length of time that individual securities have been in a continuous loss position at March 31, 2011 and December 31, 2010. Securities on which we have taken only credit-related other-than-temporary-impairment (OTTI) write-downs are categorized as being “less than 12 months” or “12 months or more” in a continuous loss position based on the point in time that the fair value declined to below the amortized cost basis and not the period of time since the OTTI write-down.

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2011:	Value	Losses	Value	Losses	Value	Losses
U.S. Government sponsored entities	$19,485	$280	$-	$-	$19,485	$280
Mortgage-backed investments	37,300	347	-	-	37,300	347
Obligations of states and
political subdivisions	3,509	93	329	28	3,838	121
Collateralized debt obligations	-	-	866	2,606	866	2,606

	$60,294	$720	$1,195	$2,634	$61,489	$3,354

December 31, 2010:
U.S. Government sponsored entities	$10,898	$191	$-	$-	$10,898	$191
Mortgage-backed investments	35,821	386	-	-	35,821	386
Obligations of states and political subdivisions	5,898	162	317	38	6,215	200
Collateralized debt obligations	-	-	934	2,834	934	2,834

	$52,617	$739	$1,251	$2,872	$53,868	$3,611

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 3:  (Continued)

Management believes that the impairments reflected as unrealized losses above are temporary and will be recovered over the investments’ holding periods. At March 31, 2011 there were 15 U.S. government sponsored entity securities with unrealized losses less than 12 months. There were 15 mortgage-backed securities with unrealized losses less than 12 months. There were 2 municipal securities with unrealized losses of 12 months or longer and 13 municipal securities with unrealized losses less than 12 months. The unrealized losses associated with the U.S. government sponsored entity, mortgage-backed and municipal securities were primarily driven by changes in market rates and liquidity and not due to the credit quality of the securities. Management does not intend to sell any investment securities that have unrealized losses before the time that those losses could be recovered. Management has evaluated the investment securities that have unrealized losses within the framework of the Company’s liquidity and capital needs as well as its ability to hold those securities over an extended recovery period. Management’s evaluation involved (1) assessing whether significant future cash outflows would occur that would require the liquidation of securities and (2) determining if the balance sheet would need to be managed or reduced in a way that would require the liquidation of securities to meet regulatory capital ratio requirements. This analysis was performed to determine if it was more likely than not that the investments would have to be sold before their anticipated recoveries. Management determined that it was not more likely than not that the investments would have to be disposed of prior to their anticipated recoveries. In estimating whether there are other-than-temporary impairment losses on debt securities management considers (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) historical cash flows and economic factors that could detrimentally affect those cash flows and (4) changes in credit ratings of the issuers.

There are five collateralized debt obligations that represent the majority of unrealized losses in the investment portfolio. These obligations are secured by commercial bank trust preferred securities. Management has evaluated these instruments for impairment as of each quarter end within the accounting guidelines for determining impairments for beneficial interests using the discounted cash flow approach prescribed, which required management to make assumptions concerning the estimates of the ultimate collectability of the contractual cash flows of the beneficial interests owned. Credit downgrades of the beneficial interests are also factored in when determining whether the impairments in these securities are other-than-temporary. The discounted cash flow estimates depend on the expected cash flows that the beneficial interest issuer will receive on its investments in the trust preferred securities (the CDO collateral) of the commercial bank investees. The ability of the banks that issued trust preferred securities to the beneficial interest issuer to pay their obligations is determined based on an analysis of the financial condition of the banks. Generally, the same factors that result in credit downgrades of the beneficial interests also result in negative adjustments to expected cash flows of the underlying collateral. This analysis results in an estimate of the timing and amount of cash flows derived from a determination of how many would default on their obligations and how many would eventually pay off their obligations and the timing of those events. Those estimated cash flows would first pay off more senior beneficial interests if certain collateral coverage ratios are not maintained, with the remaining amounts eventually flowing through to the interests owned by the Company. Based on this type of analysis for each beneficial interest issuer, the cash flows of each of the five beneficial interests owned by the Company are projected and discounted to their present values and compared to the amortized cost book values of the interests. This analysis has resulted in other-than-temporary impairment (OTTI) conditions for all five of the securities since 2008. During the first quarter of 2011, three of the securities incurred other-than-temporary impairments that resulted in $296 thousand in credit-related losses being charged against earnings with the remaining non-credit-related losses being charged to other comprehensive income. Management believes that as the economy improves, the deferrals related to the CDO collateral will cure and provide enough cash flows to the CDOs for the Company to recover its adjusted book values.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 3:  (Continued)

The following table provides a roll forward of the cumulative activity related to credit losses on debt securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income.

(Dollars in thousands)	Three Months Ended March 31
	2011	2010
Beginning balance	$1,232	$829
OTTI credit losses on securities not previously impaired	-	-
OTTI credit losses on previously impaired securities	296	202

Ending balance	$1,528	$1,031

The fair values of our investment securities could decline in the future if the underlying performance of the collateral for the trust preferred CDOs deteriorates and credit enhancements in the form of seniority in the cash flow waterfalls do not provide sufficient protection to our contractual principal and interest. As a result, there is a risk that additional OTTI may occur in the future if the economy deteriorates.

The following is a summary of gains and losses on securities available for sale:

(Dollars in thousands)	Three Months Ended March 31
	2011	2010
Proceeds from sales	$41,421	$39,548

Gross realized gains	1,358	1,094
Gross realized losses	9	90

Net gains from sales	$1,349	$1,004
Gross recognized losses related to the credit component of other-than-temporary impairments	$296	$202

Realized gains and losses on securities available for sale are determined using the specific amortized cost of the securities sold.

Securities with a carrying value totaling $255.938 million at March 31, 2011 and $218.736 million at December 31, 2010 were pledged to secure an interest rate swap, public deposits, short-term borrowings and for other purposes required or permitted by law.

The amortized cost and fair values of debt securities available for sale at March 31, 2011, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with, or without, call or prepayment penalties. Mortgage-backed securities receive monthly payments based on the cash flows of the underlying collateral. Therefore, their stated maturities do not represent the timing of principal amounts received and no maturity distributions are shown for these securities.

	Amortized	Fair
(Dollars in thousands)	Cost	Value

One year or less	$38,680	$38,746
After one through five years	41,601	42,552
After five through ten years	14,478	14,959
After ten years	4,342	1,748
	99,101	98,005
Mortgage-backed investments	195,250	198,237

	$294,351	$296,242

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  Loans and Allowance for Loan Losses

The Bank's loan portfolio includes commercial, consumer, agricultural and residential loans originated primarily in its markets in central and north Mississippi, southwest Tennessee, central Alabama and the Florida panhandle. The following is a summary of the Bank's loans held for investment, net of unearned income of $2.308 million at March 31, 2011 and $2.439 million at December 31, 2010:

(Dollars in thousands)	March 31	December 31
	2011	2010

Construction and land development loans	$92,744	$89,093
Other commercial real estate loans	549,629	557,638
Asset-based loans	32,166	28,132
Other commercial loans	105,454	105,094
Home equity loans	38,622	40,305
Other 1-4 family residential loans	189,289	195,184
Consumer loans	43,357	44,700

Total loans	$1,051,261	$1,060,146

The Bank uses loans as collateral for borrowings at the Federal Reserve Bank and a Federal Home Loan Bank. Approximately $13.434 million and $15.658 million of commercial and consumer loans were pledged to a line of credit with the Federal Reserve Bank at March 31, 2011 and December 31, 2010 respectively. Approximately $238.887 million and $247.422 million of individual real estate-secured loans were pledged to the Federal Home Loan Bank at March 31, 2011 and December 31, 2010, respectively.

The following table presents a summary of the past due status of all loans, including nonaccrual loans, by type at March 31, 2011:

(Dollars in thousands)							Total
	30-59	60-89	Greater	Total		Total	Loans > 90
	Days	Days	Than	Past		Loans	Days and
	Past Due	Past Due	90 Days	Due	Current	Receivable	Accruing
Construction and land development loans	$1,960	$132	$10,902	$12,994	$79,750	$92,744	$101
Other commercial real estate loans	4,220	6,320	12,231	22,771	526,858	549,629	65
Asset based loans	-	-	-	-	32,166	32,166	-
Other commercial loans	2,330	135	1,181	3,646	101,808	105,454	56
Home equity loans	45	83	517	645	37,977	38,622	-
Other 1-4 family residential loans	2,198	212	2,126	4,536	184,753	189,289	102
Consumer loans	282	27	153	462	42,895	43,357	14
Total	$11,035	$6,909	$27,110	$45,054	$1,006,207	$1,051,261	$338

The following table presents a summary of the past due status of all loans, including nonaccrual loans, by type at December 31, 2010:

(Dollars in thousands)							Total
	30-59	60-89	Greater	Total		Total	Loans > 90
	Days	Days	Than	Past		Loans	Days and
	Past Due	Past Due	90 Days	Due	Current	Receivable	Accruing
Construction and land development loans	$1,295	$388	$11,190	$12,873	$76,220	$89,093	$274
Other commercial real estate loans	997	1,453	11,632	14,082	543,556	557,638	-
Asset based loans	-	-	-	-	28,132	28,132	-
Other commercial loans	873	48	2,028	2,949	102,145	105,094	99
Home equity loans	453	-	220	673	39,632	40,305	-
Other 1-4 family residential loans	2,396	452	2,549	5,397	189,787	195,184	564
Consumer loans	315	147	46	508	44,192	44,700	14
Total	$6,329	$2,488	$27,665	$36,482	$1,023,664	$1,060,146	$951

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  (Continued)

The following table presents a summary of the nonaccrual status of loans by type at March 31, 2011 and December 31, 2010 and other nonperforming assets:

(Dollars in thousands)	March 31, 2011	December 31, 2010
Construction and land development loans	$13,608	$13,993
Other commercial real estate loans	19,111	13,027
Asset based loans	-	-
Other commercial loans	1,343	2,151
Home equity loans	601	303
Other 1-4 family residential loans	2,543	3,560
Consumer loans	201	93
Total nonaccrual loans	$37,407	$33,127
Other real estate owned	29,660	31,125

Total nonperforming credit-related assets	$67,067	$64,252

The following table presents a summary of the past due and nonaccrual status of troubled debt restructurings by type at March 31, 2011 and December 31, 2010:

	March 31, 2011
(Dollars in thousands)		Accruing
		30-59
		Days
	Current	Past Due	Nonaccrual	Total
Construction and land development loans	$2,135	$-	$1,634	$3,769
Other commercial real estate loans	12,887	30	5,379	18,296
Other commercial loans	-	-	57	57
Other 1-4 family residential loans	1,269	-	157	1,426
Total restructured loans	$16,291	$30	$7,227	$23,548

	December 31, 2010
(Dollars in thousands)		Accruing
		30-59
		Days
	Current	Past Due	Nonaccrual	Total
Construction and land development loans	$2,135	$-	$-	$2,135
Other commercial real estate loans	14,419	-	-	14,419
Other commercial loans	-	153	57	210
Other 1-4 family residential loans	1,346	-	-	1,346
Total restructured loans	$17,900	$153	$57	$18,110

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  (Continued)

The Company applies internal risk ratings to all loans. The risk ratings range from 10, which is the highest quality rating, to 70, which indicates an impending charge-off. The following definitions apply to the internal risk ratings:

Risk rating 10 – Excellent:

Commercial – Credits in this category are virtually risk-free and are well-collateralized by cash-equivalent instruments. The repayment program is well-defined and achievable. Repayment sources are numerous. No material documentation deficiencies or exceptions exist.

Consumer – This grade is reserved for loans secured by cash collateral on deposit at the Bank with no risk of principal deterioration.

Risk rating 20 – Strong:

Commercial and Consumer – This grade is reserved for loans secured by readily marketable collateral, or loans within guidelines to borrowers with liquid financial statements. A liquid financial statement is a financial statement with substantial liquid assets relative to debts. These loans have excellent sources of repayment, with no significant identifiable risk of collection, and conform in all respects to Bank policy, guidelines, underwriting standards, and Federal and State regulations (no exceptions of any kind).

Risk rating 30 – Good:

Commercial – This grade is reserved for the Bank’s top quality loans. These loans have excellent sources of repayment, with no significant identifiable risk of collection. Generally, loans assigned this risk grade will demonstrate the following characteristics: (1) conformity in all respects with Bank policy, guidelines, underwriting standards, and Federal and State regulations (no exceptions of any kind), (2) documented historical cash flow that meets or exceeds required minimum Bank guidelines, or that can be supplemented with verifiable cash flow from other sources, and (3) adequate secondary sources to liquidate the debt, including combinations of liquidity, liquidation of collateral, or liquidation value to the net worth of the borrower or guarantor.

Consumer – This grade is reserved for the Bank’s top quality loans. These loans have excellent sources of repayment, with no significant identifiable risk of collection, and they: (1) conform to bank policy, (2) conform to underwriting standards and (3) conform to product guidelines.

Risk rating 31 – Moderate:

Commercial – This grade is given to acceptable loans. These loans have adequate sources of repayment, with little identifiable risk of collection. Loans assigned this risk grade will demonstrate the following characteristics: (1) general conformity to the Bank’s policy requirements, product guidelines and underwriting standards, with limited exceptions – any exceptions that are identified during the underwriting and approval process have been adequately mitigated by other factors, (2) documented historical cash flow that meets or exceeds required minimum Bank guidelines, or that can be supplemented with verifiable cash flow from other sources and (3) adequate secondary sources to liquidate the debt, including combinations of liquidity, liquidation of collateral, or liquidation value to the net worth of the borrower or guarantor.

Consumer – This grade is given to acceptable loans. These loans have adequate sources of repayment, with little identifiable risk of collection. Consumer loans exhibiting this grade may have up to two mitigated guideline tolerances or exceptions.

Risk rating 32 – Fair:

Commercial – This grade is given to acceptable loans that show signs of weakness in either adequate sources of repayment or collateral, but have demonstrated mitigating factors that minimize the risk of delinquency or loss. Loans assigned this grade may demonstrate some or all of the following characteristics: (1) additional exceptions to the Bank’s policy requirements, product guidelines or underwriting standards that present a higher degree of risk to the Bank – although the combination and/or severity of identified exceptions is greater, all exceptions have been properly mitigated by other factors, (2) unproved, insufficient or marginal primary sources of repayment that appear sufficient to service the debt at this time – repayment weaknesses may be due to minor operational issues, financial trends, or reliance on projected (not historic) performance and (3) marginal or unproven secondary sources to liquidate the debt, including combinations of liquidation of collateral and liquidation value to the net worth of the borrower or guarantor.

Consumer – This grade is given to acceptable loans that show signs of weakness in either adequate sources of repayment or collateral, but have demonstrated mitigating factors that minimize the risk of delinquency or loss. Consumer loans exhibiting this grade generally have three or more mitigated guideline tolerances or exceptions.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)
Note 4:  (Continued)

Risk rating 40 – Special Mention:

Commercial – Special Mention loans include the following characteristics: (1) loans with underwriting guideline tolerances and/or exceptions and with no mitigating factors, (2) extending loans that are currently performing satisfactorily but with potential weaknesses that may, if not corrected, weaken the asset or inadequately protect the Bank’s position at some future date – potential weaknesses are the result of deviations from prudent lending practices, and (3) loans where adverse economic conditions that develop subsequent to the loan origination that don’t jeopardize liquidation of the debt but do substantially increase the level of risk may also warrant this rating.

Consumer - Special Mention loans include the following characteristics: (1) loans with guideline tolerances or exceptions of any kind that have not been mitigated by other economic or credit factors, (2) extending loans that are currently performing satisfactorily but with potential weaknesses that may, if not corrected, weaken the asset or inadequately protect the Bank’s position at some future date – potential weaknesses are the result of deviations from prudent lending practices, and (3) loans where adverse economic conditions that develop subsequent to the loan origination that don’t jeopardize liquidation of the debt but do substantially increase the level of risk may also warrant this rating.

Risk rating 50 – Substandard:

Commercial and Consumer – A substandard loan is inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as substandard must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt; they are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Loans consistently not meeting the repayment schedule should be downgraded to substandard. Loans in this category are characterized by deterioration in quality exhibited by any number of well-defined weaknesses requiring corrective action. The weaknesses may include, but are not limited to: (1) high debt to worth ratios, (2) declining or negative earnings trends, (3) declining or inadequate liquidity, (4) improper loan structure, (5) questionable repayment sources, (6) lack of well-defined secondary repayment source and (7) unfavorable competitive comparisons. Such loans are no longer considered to be adequately protected due to the borrower’s declining net worth, lack of earnings capacity, declining collateral margins and/or unperfected collateral positions. A possibility of loss of a portion of the loan balance cannot be ruled out. The repayment ability of the borrower is marginal or weak and the loan may have exhibited excessive overdue status or extensions and/or renewals.

Risk rating 60 – Doubtful:

Commercial and Consumer – Loans classified Doubtful have all the weaknesses inherent in loans classified Substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values highly questionable and improbable. However, these loans are not yet rated as loss because certain events may occur which would salvage the debt. Among these events are: (1) injection of capital, (2) alternative financing and (3) liquidation of assets or the pledging of additional collateral. The ability of the borrower to service the debt is extremely weak, overdue status is constant, the debt has been considered for nonaccrual status, and the repayment schedule is questionable. Doubtful is a temporary grade where a loss is expected but is presently not quantified with any degree of accuracy. Once the loss position is determined, the amount is charged off.

Risk rating 70 – Loss:

Commercial and Consumer – Loans classified Loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this worthless loan even though partial recovery may be affected in the future. Probable Loss portions of Doubtful assets should be charged against the Reserve for Loan Losses. Loans may reside in this classification for administrative purposes for a period not to exceed the earlier of thirty (30) days or calendar quarter-end.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  (Continued)

The following table presents a summary of loans by credit risk rating at March 31, 2011.

(Dollars in thousands)		Other Commercial
	Construction	Real Estate	Asset-Based	Other Commercial
10 and 20	$-	$-	$-	$13,776
30-32	52,890	462,491	23,686	80,463
40	6,962	28,980	7,458	3,632
50	25,945	58,089	1,022	6,861
60	6,947	69	-	722
Total	$92,744	$549,629	$32,166	$105,454

(Dollars in thousands)	Home Equity	Other 1-4 Family	Consumer
10 and 20	$-	$140	$14,093
30-32	37,540	174,687	28,372
40	374	8,559	272
50	708	5,810	617
60	-	93	3
Total	$38,622	$189,289	$43,357

The following table presents a summary of loans by credit risk rating at December 31, 2010.

(Dollars in thousands)		Other Commercial
	Construction	Real Estate	Asset-Based	Other Commercial
10 and 20	$-	$-	$-	$13,141
30-32	51,077	472,614	19,162	79,856
40	4,111	30,696	7,947	3,771
50	26,978	54,178	1,023	7,565
60	6,927	150	-	761
Total	$89,093	$557,638	$28,132	$105,094

(Dollars in thousands)	Home Equity	Other 1-4 Family	Consumer
10 and 20	$-	$170	$14,516
30-32	39,478	179,501	29,288
40	274	8,514	292
50	508	6,810	600
60	45	189	4
Total	$40,305	$195,184	$44,700

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  (Continued)

The following table summarizes loans that were individually reviewed for impairment allowances at March 31, 2011:

(Dollars in thousands)				Average	Interest
		Unpaid		Investment	Income
	Recorded	Principal	Specific	In Impaired Loans	Recognized
	Balance	Balance	Allowance	Quarter-to-Date	Quarter-to-Date
Loans without a specific valuation allowance:
Construction and land development loans	$20,094	$27,754	$-	$20,556	$132
Other commercial real estate loans	48,496	52,858	-	48,583	484
Asset based loans	-	-	-	-	-
Other commercial loans	6,279	6,305	-	6,312	79
Home equity loans	708	708	-	708	-
Other 1-4 family residential loans	3,054	3,054	-	3,096	34
Consumer loans	515	526	-	527	7

Loans with a specific valuation allowance:
Construction and land development loans	$12,798	$13,960	$2,821	$12,795	$96
Other commercial real estate loans	9,661	9,668	2,128	9,672	46
Asset based loans	-	-	-	-	-
Other commercial loans	1,305	1,458	908	1,312	9
Home equity loans	-	-	-	-	-
Other 1-4 family residential loans	2,850	2,872	953	2,852	4
Consumer loans	105	105	51	106	-

Total:
Construction and land development loans	$32,892	$41,714	$2,821	$33,351	$228
Other commercial real estate loans	58,157	62,526	2,128	58,255	530
Asset based loans	-	-	-	-	-
Other commercial loans	7,584	7,763	908	7,624	88
Home equity loans	708	708	-	708	-
Other 1-4 family residential loans	5,904	5,926	953	5,948	38
Consumer loans	620	631	51	633	7

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  (Continued)

The following table summarizes loans that were individually reviewed for impairment allowances at December 31, 2010:

(Dollars in thousands)
		Unpaid
	Recorded	Principal	Specific
	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Construction and land development loans	$20,531	$29,004	$-
Other commercial real estate loans	45,611	49,868	-
Asset based loans	-	-	-
Other commercial loans	7,028	8,049	-
Home equity loans	508	508	-
Other 1-4 family residential loans	4,695	4,961	-
Consumer loans	474	485	-

Loans with a specific valuation allowance:
Construction and land development loans	$12,900	$13,921	$2,871
Other commercial real estate loans	8,716	8,716	1,582
Asset based loans	-	-	-
Other commercial loans	1,268	1,419	809
Home equity loans	45	45	45
Other 1-4 family residential loans	2,304	2,304	765
Consumer loans	129	129	60

Total:
Construction and land development loans	$33,431	$42,925	$2,871
Other commercial real estate loans	54,327	58,584	1,582
Asset based loans	-	-	-
Other commercial loans	8,296	9,468	809
Home equity loans	553	553	45
Other 1-4 family residential loans	6,999	7,265	765
Consumer loans	603	614	60

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  (Continued)

The following table summarizes activity in the allowance for loan losses for the three months ended March 31, 2011 by loan category:

(Dollars in thousands)
	Construction	Other CRE	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of year	$3,942	$2,763	$4,442	$3,701	$1,177	$-	$16,025
Provision charged to expense	114	797	1,377	200	92	-	2,580
Losses charged off	(220)	(502)	(840)	(380)	(205)	-	(2,147)
Recoveries	288	107	44	85	61	-	585
Balance, end of year	$4,124	$3,165	$5,023	$3,606	$1,125	$-	$17,043
Ending balance individually evaluated for impairment	$2,821	$2,128	$908	$953	$51	$-	$6,861
Ending balance: collectively evaluated for impairment	$1,303	$1,037	$4,115	$2,653	$1,074	$-	$10,182
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Loans:
Ending balance	$92,744	$549,629	$137,620	$227,911	$43,357	$-	$1,051,261
Ending balance: individually evaluated for impairment	$32,892	$58,157	$7,584	$6,612	$620	$-	$105,865
Ending balance: collectively evaluated for impairment	$59,852	$491,472	$130,036	$221,299	$42,737	$-	$945,396
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Transactions in the allowance for loan losses for the three months ended March 31, 2010 are summarized as follows:

(Dollars in thousands)

Balance at January 1, 2010	$24,014

Loans charged off	(5,603)
Charge offs resulting from write-downs of loans transferred to held for sale status	(325)
Recoveries	749
Net charge-offs	(5,179)

Provision for loan losses	2,280

Balance at March 31, 2010	$21,115

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  (Continued)

The following table summarizes the balance in the allowance for loan losses at December 31, 2010 by loan category:

(Dollars in thousands)
	Construction	Other CRE	Commercial	Residential	Consumer	Unallocated	Total
Ending balance	$3,942	$2,763	$4,442	$3,701	$1,177	$-	$16,025
Ending balance: individually evaluated for impairment	$2,871	$1,582	$809	$810	$60	$-	$6,132
Ending balance: collectively evaluated for impairment	$1,071	$1,181	$3,633	$2,891	$1,117	$-	$9,893
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Loans:
Ending balance	$89,093	$557,638	$133,226	$235,489	$44,700	$-	$1,060,146
Ending balance: individually evaluated for impairment	$33,431	$54,327	$8,296	$7,552	$603	$-	$104,209
Ending balance: collectively evaluated for impairment	$55,662	$503,311	$124,930	$227,937	$44,097	$-	$955,937
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Restructured loans are considered to be impaired loans. A troubled debt restructuring occurs when a creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. That concession either stems from an agreement between the creditor and the debtor or is imposed by law or a court. The following table presents information about the Company’s restructured loans as of March 31, 2011 and December 31, 2010:

(Dollars in thousands)	March 31, 2011		December 31, 2010
	Recorded		Recorded
	Balance	Allowance	Balance	Allowance
Restructured loans with an allowance:
Construction and land development loans	$3,770	$650	$2,135	$450
Other commercial real estate loans	158	90	2,086	160
Other commercial loans	57	23	210	175
Other 1-4 family residential loans	1,179	512	1,179	512

Restructured loans without an allowance:
Construction and land development loans	-	-	-	-
Other commercial real estate loans	18,137	-	12,333	-
Other commercial loans	-	-	-	-
Other 1-4 family residential loans	247	-	167	-

Total restructured loans	$23,548	$1,275	$18,110	$1,279

At March 31, 2011 and December 31, 2010, there were no available credit commitments for any restructured loans.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 5:  Other Intangible Assets

Following is a summary of intangible assets, net of accumulated amortization, included in the Consolidated Statements of Condition:

(Dollars in thousands)
Core
Deposits
Balance at December 31, 2009	$5,439
Amortization expense	(106)

Balance at March 31, 2010	$5,333

Balance at December 31, 2010	$5,013
Amortization expense	(107)

Balance at March 31, 2011	$4,906

Estimated amortization expense
Remainder of 2011	$320
2012	427
2013	427
2014	427
2015	427
2016	427

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 6:  Borrowing Arrangements

The following is a summary of other borrowings at March 31, 2011 and December 31, 2010:

(Dollars in thousands)	March 31	December 31
	2011	2010
Company’s line of credit in the amount of $5,000,000, maturing in March 2012; secured by approximately 51% of the Bank’s common stock; interest payable quarterly at the prime rate with a floor of 3.50%	$3,417	$3,417

Bank’s advances from Federal Home Loan Banks	45,110	46,999

	$48,527	$50,416

Company’s junior subordinated debentures, interest payable quarterly at 90-day LIBOR plus 1.33% through March 2036; redeemable after March 2011	$30,928	$30,928

The Company’s correspondent line of credit, as modified in February 2011, requires two principal payments of at least $125 thousand each – one during the fourth quarter of 2011 and one during the first quarter of 2012. The line of credit is not revolving and therefore the Company may not re-borrow any amounts paid on the note. The line of credit also contains certain restrictive covenants related to capital ratios, asset quality, returns on average assets, dividends and supervisory actions by the Company’s regulators. The Company was in compliance with the modified financial and asset quality covenants at March 31, 2011.

The Bank has advances and letters of credit from the Federal Home Loan Bank of Dallas (FHLB) collateralized by real estate-secured loans. The Bank must pledge collateral to obtain advances from the FHLB. Based on the amount of collateral pledged as of March 31, 2011 the Bank had approximately $508 thousand in available credit although any new advances could only be received after approval by the FHLB.

The Bank has a line of credit with the Federal Reserve Discount Window collateralized by commercial and consumer loans. The bank had a line of credit of approximately $8.732 million at March 31, 2011, all of which was available.

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

In November 2010 the Company entered into a forward-starting, pay-fixed, receive-floating interest rate swap with a notional value of $30 million designed to hedge the variability of interest payments when the junior subordinated debentures reset from a fixed rate of interest to a floating rate of interest on March 15, 2011. The interest rate swap payments became effective on March 15, 2011, and it terminates on March 15, 2018. The terms of the interest rate swap include fixed interest paid by the Company at a rate of 3.795% and floating interest paid based on 90-day LIBOR plus 1.33%. Based on its analysis, the Company expects the hedge to be highly effective.

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

Accretion of the discount associated with the preferred stock is recognized as an increase to preferred stock dividends in determining net income available to common shareholders. The discount on the Class B, Series A Preferred Stock was being amortized over a five-year period using the effective yield method. The discount on the Class B, Series CD Preferred Stock is being amortized over an eight-year period. The discount recognized on the Class B, Series A Preferred Stock was $62 thousand during the first three months of 2010. The discount recognized on the Class B, Series CD Preferred Stock was $283 thousand during the first three months of 2011.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 8:  Pension and Other Employee Benefit Plans

As discussed in Note 18 to the December 31, 2010 financial statements, the Bank has a defined benefit pension plan covering substantially all full time employees of the Bank and its subsidiaries. The following table provides a summary of the components of the Unamortized Pension Costs recognized in stockholders’ equity as of March 31, 2011 and December 31, 2010:

(Dollars in thousands)	Balance	2011	Balance
	12/31/10	Amortization	03/31/11
Unamortized prior service cost	$(25)	$6	$(19)
Unamortized actuarial loss	2,952	(246)	2,706
	2,927	(240)	2,687
Deferred taxes	(1,092)	89	(1,003)
Net unamortized pension costs	$1,835	$(151)	$1,684

The following is a summary of the components of net periodic benefit costs for the three-month periods ended March 31, 2011 and 2010:

(Dollars in thousands)	Three Months Ended March 31
	2011	2010
Interest cost	$112	$117
Expected return on plan assets	(141)	(132)
Amortization of prior service costs	(6)	(9)
Recognized actuarial loss	246	221

Net pension cost	$211	$197

The Company did not make any contributions to the pension plan during the first quarters of 2010 and 2011. The Company expects to make approximately $168 thousand in contributions to the pension plan during 2011.

The Company made $75 thousand in contributions to the ESOP and $76 thousand in matching contributions to the 401k plan during the first quarter of 2011. The Company made no contributions to the ESOP and $75 thousand in matching contributions to the 401k plan during the first quarter of 2010.

The Company has a nonqualified deferred compensation plan for certain senior officers. Participants deferred $12 thousand of compensation and received $6 thousand in distributions during the first three months of 2011. Participants deferred $17 thousand of compensation and received $17 thousand in distributions during the first three months of 2010. Employee benefit expenses include charges for earnings increases of $25 thousand for the first three months of 2011 and $17 thousand for the first three months of 2010. The plan incurred $1 thousand of expenses during the first three months of 2011 and $1 thousand during the first three months of 2010. Liabilities of the plan were $506 thousand at March 31, 2011 and $416 thousand at March 31, 2010, substantially all of which were vested.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 9:  Share-based Compensation

The Company uses the fair value method of accounting for stock-based compensation. The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model.

The following table is a summary of stock awards activity:

	2005 Plan					1999 Plan
		Restricted Stock		Stock Options		Stock Options
Weighted
Average
	Shares		Grant		Weighted		Weighted
	Available	Number	Date	Number	Average	Number	Average
	For	of	Fair	Of	Exercise	Of	Exercise
	Grant	Shares	Value	Shares	Price	Shares	Price
January 1, 2010	590,234	77,000	$16.841	16,000	$13.288	21,600	$15.087
Awards Granted	-	-	-	-	-	-	-
Vested	-	-	-	-	-	-	-
Forfeitures	-	-	-	-	-	-	-
Expired	-	-	-	-	-	-	-
March 31, 2010	590,234	77,000	$16.841	16,000	$13.288	21,600	$15.087

January 1, 2011	603,634	63,000	$16.966	16,600	$12.043	15,800	$16.018
Awards Granted	-	-	-	-	-	-	-
Vested	-	-	-	-	-	-	-
Forfeitures	3,000	(3,000)	17.075	-	-	-	-
Expired	-	-	-	-	-	-	-
March 31, 2011	606,634	60,000	$16.961	16,600	$12.043	15,800	$16.018

Shares exercisable at March 31, 2011		-	-	6,800	$15.416	15,800	$16.018

The Company estimates a forfeiture rate of 9.45% (1.89% annual rate) for stock options issued to employees and a forfeiture rate of 5.45% (1.09% annual rate) for stock options issued to directors in determining net compensation costs. At March 31, 2011, there were $13 thousand in unrecognized compensation costs related to stock option awards.

The Company has issued restricted stock awards to certain executives and senior officers. The awards vest over periods of one to seven years and are forfeited in their entirety if the officer leaves the Company before the end of the vesting term. Additionally the restricted shares include a performance condition that may accelerate vesting at the achievement of a diluted earnings per share and net income target. Non-achievement of the performance condition during the vesting period would not prevent vesting of the shares. Dividends are paid quarterly to restricted stock grantees. At March 31, 2011, there were $216 thousand in unrecognized compensation costs. The unrecognized costs at March 31, 2011, are expected to be recognized over a weighted-average period of 1.4 years. The Company estimates that 4.00% (.57% annual rate) of the nonvested shares will be forfeited in determining net compensation expenses recognized.

In July 2010 the Board of Directors approved the reservation of 1,000,000 shares of authorized, unissued shares for issuance in lieu of cash for directors’ fees earned for 2010 and beyond. All shares are issued at market value and provide a convenient way for directors to receive shares of the Company based on the amount of directors’ fees that would otherwise be paid. Directors individually elect a percentage of their compensation, not less than 50%, to be received in common stock with the balance of the fees being paid in cash each quarter. For the first half of 2010, the Board authorized the issuance of 18,681 shares to directors in lieu of cash director fees. For the third quarter, 9,525 shares were issued to directors in lieu of fees. For the fourth quarter, 9,251 shares were issued to directors in lieu of fees. For the first quarter of 2011, 8,967 shares were issued to directors in lieu of fees.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 10:  Accumulated Other Comprehensive Income

The following is a summary of the gross amounts of accumulated other comprehensive income and the related income tax effects:

(Dollars in thousands)	Gross	Tax	Net

March 31, 2011:
Net unrealized gain on securities available for sale	$4,497	$1,678	$2,819
Net unrealized loss on other-than-temporarily impaired securities available for sale	(2,606)	(972)	(1,634)
Net unamortized pension costs	(2,687)	(1,003)	(1,684)
Net unrealized gain on cash flow hedge	988	369	619

	$192	$72	$120

December 31, 2010:
Net unrealized gain on securities available for sale	$5,342	$1,993	$3,349
Net unrealized loss on other-than-temporarily impaired securities available for sale	(2,834)	(1,057)	(1,777)
Net unamortized pension costs	(2,927)	(1,092)	(1,835)
Net unrealized gain on cash flow hedge	817	305	512

	$398	$149	$249

March 31, 2010:
Net unrealized gain on securities available for sale	$6,271	$2,340	$3,931
Net unrealized loss on other-than-temporarily impaired securities available for sale	(2,766)	(1,032)	(1,734)
Net unamortized pension costs	(3,264)	(1,218)	(2,046)

	$241	$90	$151

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

Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Total Capital and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined). Management believes, as of March 31, 2011, that all capital adequacy requirements have been met.

As of March 31, 2011, the most recent notification by the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 11:  (Continued)

The Company's and Bank's actual capital amounts and ratios as of March 31, 2011, and December 31, 2010, are also presented in the table:

(Dollars in thousands)	Actual		Minimum Capital		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2011:
Total capital (to risk weighted assets):
Company	$135,993	11.48%	$94,779	8.00%	$-	-
Bank	135,453	11.46%	94,533	8.00%	118,166	10.00%

Tier I capital (to risk weighted assets):
Company	121,156	10.23%	47,389	4.00%	-	-
Bank	120,654	10.21%	47,266	4.00%	70,900	6.00%

Tier I capital (to average assets):
Company	121,156	7.55%	64,225	4.00%	-	-
Bank	120,651	7.53%	64,122	4.00%	80,152	5.00%

December 31, 2010:
Total capital (to risk weighted assets):
Company	$135,291	11.30%	$95,790	8.00%	$-	-
Bank	134,020	11.22%	95,568	8.00%	119,460	10.00%

Tier I capital (to risk weighted assets):
Company	120,310	10.05%	47,895	4.00%	-	-
Bank	119,074	9.97%	47,784	4.00%	71,676	6.00%

Tier I capital (to average assets):
Company	120,310	7.74%	62,211	4.00%	-	-
Bank	119,074	7.66%	62,155	4.00%	77,693	5.00%

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

In November 2009, the Company entered into an informal agreement with the Federal Reserve Bank of St. Louis (the “Federal Reserve”). The agreement requires prior approval by the Federal Reserve of (1) the declaration or payment by the Company of dividends to shareholders and (2) the payment of interest on outstanding trust preferred securities and the payment of dividends on outstanding TARP preferred stock and (3) the incurrence of additional debt. The agreement is not a “written agreement” for purposes of Section 8 of the Federal Deposit Insurance Act, as amended. The Federal Reserve approved, pursuant to the informal agreement, the common dividends payable to shareholders, the interest payment on the trust preferred securities and the dividends payable on the TARP preferred stock for the first quarter of 2011.

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 12:  Income Taxes

Income tax expense was as follows:

(Dollars in thousands)	Three Months Ended March 31
	2011	2010
Current income tax expense	$1	$88
Deferred income tax expense	114	213
Total income tax expense	$115	$301

Net deferred tax assets totaled $14.527 million at March 31, 2011 and $14.563 million at December 31, 2010. No valuation allowance has been accrued for the deferred tax assets at March 31, 2011 as management believes that it is more likely than not that all of the deferred tax assets will be realized in the foreseeable future. Deferred tax expense for the three months ended March 31, 2011 has been reduced by $83 thousand for Federal tax credits related to a low income housing tax credit investment.

In connection with its 2009 operating loss and estimated 2010 net operating loss, the Company had the following net operating losses and tax credits available for carryover for Federal income tax purposes at March 31, 2011:

(Dollars in thousands)
	Amount	Expiration Dates
Net operating loss from 2009	$14,700	2029
Estimated net operating loss from 2010	3,500	2030
Tax credits from 2009	207	2029
Estimated tax credits from 2010	480	2030

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

The Company had no material recognized uncertain tax positions as of March 31, 2011 or December 31, 2010 and therefore did not have any tax accruals in 2011 or 2010 related to uncertain positions. The Company is no longer subject to Federal income tax examinations of tax returns filed for years before 2007.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 13:  Earnings Per Share

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

The calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share were as follows:

(Dollars in thousands, except per share data)	Three Months Ended March 31
	2011	2010
Net income	$950	$853
Less: Preferred dividends	432	437
Net income attributable to common stock	518	416

Net income allocated to common stockholders:
Distributed	91	91
Undistributed	424	322
	$515	$413

Weighted-average basic common and participating shares outstanding	9,169,528	9,146,346
Less: weighted average participating restricted shares outstanding	60,433	77,000
Weighted-average basic shares outstanding	9,109,095	9,069,346

Basic net income per share	$.06	$.05

Weighted-average basic common and participating shares outstanding	9,169,528	9,146,346
Add: share-based options and stock warrant	-	-
	9,169,528	9,146,346
Less: weighted average participating restricted shares outstanding	60,433	77,000
Weighted-average dilutive shares outstanding	9,109,095	9,069,346

Dilutive net income per share	$.06	$.05

Weighted-average shares of potentially dilutive instruments that are not included in the dilutive share calculation due to anti-dilutive effect:
Compensation plan-related stock options	39,600	37,600
Common stock warrant	513,113	513,113

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 14:  Derivative Financial Instruments

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

The following table summarizes these instruments, which are considered derivatives not designated as hedges:

(Dollars in thousands)	March 31, 2011			December 31, 2010
		Positive	Negative		Positive	Negative
	Notional	Fair Value	Fair Value	Notional	Fair Value	Fair Value
Instrument	Amount	Other Assets	Other Liabilities	Amount	Other Assets	Other Liabilities
Forward sale agreements	$3,885	$43	$4	$7,745	$245	$-
Written interest rate options (locks)	3,596	4	12	4,398	1	28

Derivatives with positive fair values are recorded as other assets and derivatives with negative fair values are recorded as other liabilities in the consolidated statements of condition.

Amounts included in the consolidated statements of operations related to non-hedging mortgage banking-related derivative instruments were as follows:

(Dollars in thousands)	Three Months Ended March 31
	2011	2010
Forward sale agreements:
Recorded in mortgage banking income	$(205)	$(8)
Written interest rate options (locks):
Recorded in mortgage banking income	(8)	3

In November 2010 the Company entered into an interest rate swap designed to hedge the interest cash flows of its junior subordinated debentures. The swap became effective on March 15, 2011, which is the date on which the junior subordinated debentures switched from a fixed interest rate to a floating interest rate. The Company expects the hedge to be highly effective and it is being accounted for as a cash flow hedge. The unrealized gains and losses of the interest rate swap are being recorded in accumulated other comprehensive income until the interest payment due dates when the balance remaining in other comprehensive income will be removed and charged or credited to interest expense. The swap is designed to make fixed rate payments at 3.795% and receive floating rate payments at three month LIBOR plus 1.33%. The following table shows a summary of the hedging instrument at March 31, 2011.

(Dollars in thousands)
		March 31, 2011		December 31, 2010
		Positive	Balance In	Positive	Balance In
		Fair	Other	Fair	Other
	Notional	Value	Comprehensive	Value	Comprehensive
Instrument	Amount	Other Assets	Income (1)	Other Assets	Income (1)
Interest rate swap	$30,000	$988	$619	$817	$512

(1)	The balances in other comprehensive income at March 31, 2011 and December 31, 2010 are stated net of deferred income taxes of $369 thousand and $305 thousand respectively.

Government sponsored entity securities with a fair value of $1.5 million are pledged as collateral on the swap. The amounts recognized in other comprehensive income during the first quarter of 2011 were (1) fair value increases of $142 thousand, net of $53 thousand in taxes, and (2) a $29 thousand increase, net of taxes of $11 thousand, related to the estimated net swap settlement and recognized as a charge to interest expense. The Company estimates that approximately $132 thousand will be recognized as a charge to interest expense during the second quarter as the swap approaches the June interest payment date.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 15:  Variable Interest Entities

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

The Company is involved as a limited partner in two low income housing tax credit entities. The Company has determined that it is not the primary beneficiary of these partnerships because it does not have the power to direct the activities of the entity – primarily construction, renovation and property management – that most significantly impact the entity’s economic performance. The Company has a total investment and a total exposure of $2.710 million in these entities. The low income housing tax credit partnership investments are evaluated for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable.

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

FIRST M & F CORPORATION

Financial Summary

Net income for the first quarter of 2011 was $950 thousand, or $.06 basic and diluted earnings per share as compared to net income of $853 thousand, or $.05 basic and diluted earnings per share for the same period in 2010 and net income of $641 million or $.03 basic and diluted earnings per share for the fourth quarter of 2010. The major factor contributing to the increase in year-over-year earnings was an increase of $1.184 million in net interest income after provision for loan loss as compared to 2010.

Highlights for the first three months of 2011 and 2010 are as follows:

•	Debit card revenues increased by 29.29% for the first quarter of 2011 from the first quarter of 2010
•	The net interest margin increased to 3.59% in the first quarter of 2011 from 3.16% in the first quarter of 2010
•	Loans held for investment were up by $8.832 million over the March 31, 2010 balance
•	Nonaccrual loans were 3.55% of total loans at March 31, 2011 as compared to 4.01% at March 31, 2010
•	Annualized net charge-offs were .60% for the first quarter of 2011 as compared to 1.99% for the first quarter of 2010
•	Closed a full-service branch in Memphis, Tennessee in February 2010
•	Closed a full-service branch in Germantown, Tennessee in February 2010
•	Closed a full-service branch in Birmingham, Alabama in February 2010

FIRST M & F CORPORATION

The following table shows the quarterly net loan, non-interest bearing deposit, and interest bearing deposit changes for the last five quarters:

(Net change, in thousands)
		Non-Interest	Interest
	Loans	Bearing Deposits	Bearing Deposits
1st Qtr 2010	$(15,911)	$(10,896)	$(3,369)
2nd Qtr 2010	(4,314)	10,142	(40,329)
3rd Qtr 2010	8,898	(7,269)	(14,663)
4th Qtr 2010	13,133	(8,357)	61,890
1st Qtr 2011	(8,885)	(3,742)	28,406

The following table shows the quarterly net interest income, loan loss accruals, non-interest income and non-interest expense amounts for the last five quarters:

(Net amount, in thousands)

	Net Interest	Loan Loss	Non-Interest	Non-Interest
	Income	Accruals	Income	Expense
1st Qtr 2010	$11,241	$2,280	$5,603	$13,409
2nd Qtr 2010	11,898	2,380	5,216	13,342
3rd Qtr 2010	12,294	2,280	4,746	13,111
4th Qtr 2010	12,368	2,280	4,956	14,628
1st Qtr 2011	12,725	2,580	5,731	14,811

The following table shows the components of pre-tax basic earnings per share for the last five quarters:

	1st Qtr 2011	4th Qtr 2010	3rd Qtr 2010	2nd Qtr 2010	1st Qtr 2010
Net interest income	$1.39	$1.36	$1.35	$1.31	$1.24
Loan loss expense	.28	.25	.25	.26	.25
Noninterest income	.63	.55	.52	.57	.62
Noninterest expense	1.62	1.61	1.44	1.47	1.48
Net income before taxes	$.12	$.05	$.18	$.15	$.13

FIRST M & F CORPORATION

The following table shows performance ratios for the last five quarters:

	1st Qtr 2011	4th Qtr 2010	3rd Qtr 2010	2nd Qtr 2010	1st Qtr 2010
Net interest margin	3.59%	3.57%	3.60%	3.40%	3.16%
Efficiency ratio	79.26	83.22	75.75	76.69	78.16
Return on assets	.24	.16	.32	.32	.21
Return on total equity	3.58	2.33	4.55	4.84	3.28
Return on common equity	2.31	1.16	4.02	4.37	2.20
Noninterest income to avg. assets	1.43	1.25	1.21	1.31	1.39
Noninterest income to revenues (1)	30.67	28.19	27.42	29.98	32.66
Noninterest expense to avg assets	3.70	3.69	3.35	3.35	3.32
Salaries and benefits to total noninterest expense	46.97	46.02	52.27	51.67	50.89
Nonaccrual loans to loans	3.55	3.11	3.53	3.41	4.01
90 day past due loans to loans	.03	.09	.08	.13	.20
Annualized net charge offs as a percent of average loans	.60	2.41	.19	2.01	1.99
(1)	Revenues equal tax-equivalent net interest income before loan loss expense, plus noninterest income.

The following table shows revenue related performance statistics for the last five quarters:

(Dollars in thousands)	1st Qtr 2011	4th Qtr 2010	3rd Qtr 2010	2nd Qtr 2010	1st Qtr 2010
Mortgage originations	$12,559	$22,874	$19,630	$19,788	$17,847
Trust revenues	46	50	48	55	59
Retail investment revenues	87	70	93	89	62
Revenues per FTE employee	38	35	35	35	34
Agency commissions per agency FTE employee (1)	23	22	29	24	24
(1) Agency commissions are property, casualty, life and health commissions produced by the insurance agency personnel.

The following table shows additional statistics for the Company at the end of the last five quarters:

	1st Qtr 2011	4th Qtr 2010	3rd Qtr 2010	2nd Qtr 2010	1st Qtr 2010
Full-time equivalent employees	489	499	497	498	499
Number of noninterest-bearing deposit accounts	32,821	32,882	33,040	33,085	33,209

FIRST M & F CORPORATION

Net Interest Income

Net interest income before loan loss expenses for the first quarter of 2011 was $12.725 million as compared to $11.241 million for the first quarter of 2010 and $12.368 million for the fourth quarter of 2010. For the first quarter of 2011 compared to the same quarter of 2010: earning asset yields decreased by 9 basis points, liability costs decreased by 58 basis points, the net interest spread increased by 50 basis points and the net interest margin increased by 43 basis points. For the first quarter of 2011 compared to the fourth quarter of 2010: earning asset yields decreased by 11 basis points, liability costs decreased by 18 basis points, the net interest spread increased by 7 basis points and the net interest margin increased by 2 basis points.

Balance sheet dynamics affecting the comparative net interest margins for the first quarter of 2011 compared to 2010 include (1) an increase of .07% in average loans held for investment, (2) an increase in average loans as a percentage of earning assets from 71.30% in the first quarter of 2010 to 72.24% in the first quarter of 2011, (3) an increase in average interest-bearing deposits of 2.40%, (4) a decrease in average other borrowings of 39.11% and (5) a decrease in average noninterest-bearing deposits as a percentage of total assets from 13.01% in 2010 to 12.90% in 2011.

Balance sheet dynamics affecting the comparative net interest margins for the first quarter of 2011 compared to the fourth quarter of 2010 include (1) an increase of 1.48% in average loans held for investment, (2) a decrease in average loans as a percentage of earning assets from 74.14% in the fourth quarter of 2010 to 72.24% in the first quarter of 2011, (3) an increase in average interest-bearing deposits of 7.19%, (4) a decrease in average other borrowings of .85% and (5) a decrease in average noninterest-bearing deposits as a percentage of total assets from 14.45% in the fourth quarter of 2010 to 12.90% in the first quarter of 2011.

Yield and cost dynamics affecting the comparative net interest margins for the first quarter of 2011 compared to 2010 include (1) an increase of 1 basis point in yields on loans held for investment and for sale, (2) a decrease of 39 basis points in investment and short-term funds yields, (3) a decrease of 49 basis points in costs of deposits and (4) a decrease of 52 basis points in costs of borrowings.

Yield and cost dynamics affecting the comparative net interest margins for the first quarter of 2011 compared to the fourth quarter of 2010 include (1) an increase of 2 basis points in yields on loans held for investment and for sale, (2) a decrease of 19 basis points in investment and short-term funds yields, (3) a decrease of 18 basis points in costs of deposits and (4) an increase of 23 basis points in costs of borrowings.

FIRST M & F CORPORATION

Net interest income was up by 13.20% compared to the first quarter of 2010, with the net interest margin increasing to 3.59% on a tax equivalent basis in the first quarter of 2011 as compared to 3.16% in the first quarter of 2010. The significant contributor to the increase in net interest income was the increase in net interest spread as deposits continued to be repriced lower in the continuing low rate environment. The net interest margin for the fourth quarter of 2010 was 3.57% as compared to 3.60% for the third quarter of 2010 and 3.40% for the second quarter of 2010. Yields on loans held for investment decreased slightly to 5.92% in the first quarter of 2011 from 5.93% in the first quarter of 2010. Overall loan yields improved slightly from the fourth quarter of 2010 to the first quarter of 2011. Average loans were $1.061 billion for the first quarter of 2011 as compared to $1.048 billion for the fourth quarter of 2010 and $1.068 billion during the first quarter of 2010. Loans decreased by $8.885 million in the first quarter of 2011 but grew by $13.133 million in the fourth quarter of 2010.

Deposit costs decreased in the first quarter of 2011 from the fourth quarter of 2010 continuing a trend in declining deposit costs dating back to the fourth quarter of 2007 as costs have reflected the low-rate environment since then. Deposit costs were 1.31% in the first quarter of 2011 as compared to 1.80% in the first quarter of 2010. Deposits grew by $24.664 million, or 1.79% during the first quarter of 2011, primarily from public funds. Management plans to continue to focus on core deposit growth for 2011 to offset the influence that the low rate environment may have on the net interest margin.

Management expects the net interest margin to hold steady as the Company (1) continues to receive some benefit from renewing certificates of deposit in the lower rate environment, (2) invests excess liquidity now earning Fed funds rates into higher yielding securities, (3) begins to see some growth in activity in the consumer and commercial loan portfolios, (4) converts nonperforming assets, primarily other real estate, into liquid funds and (5) slows the pace of new nonaccrual loans while working out the current nonaccrual loan portfolio. The Company has also taken action to fix the cost of its junior subordinated debentures, which converted to a LIBOR-based floating rate in March 2011, by entering into an interest-rate swap. The swap effectively fixes the cost of the debentures at 3.795%.

FIRST M & F CORPORATION

The following table shows the components of the net interest margin for the first quarters of 2011 and 2010 and the fourth quarters of 2010 and 2009:

	Yields/Costs		Yields/Costs
	1st Quarter, 2011	4th Quarter, 2010	1st Quarter, 2010	4th Quarter, 2009
Interest bearing bank balances	0.22%	0.21%	0.22%	0.20%
Federal funds sold	0.25	0.25	0.21	0.20
Taxable investments	2.88	2.91	3.51	3.69
Tax-exempt investments	5.98	5.95	5.98	5.91
Loans held for sale	3.85	3.75	2.76	3.71
Loans held for investment	5.92	5.91	5.93	6.06
Earning asset yield	4.93	5.04	5.02	5.18

Interest checking	0.81	1.02	1.07	1.18
Money market deposits	0.85	1.14	1.08	1.14
Savings deposits	1.21	1.26	1.33	1.36
Certificates of deposit	1.86	1.95	2.50	2.54
Short-term borrowings	0.25	0.20	0.56	0.56
Other borrowings	4.97	5.10	4.80	4.45
Cost of interest-bearing liabilities	1.51	1.69	2.09	2.18

Net interest spread	3.42	3.35	2.92	3.00
Effect of non-interest bearing deposits	.21	.26	.29	.29
Effect of leverage	(.04)	(.04)	(.05)	(.01)
Net interest margin, tax-equivalent	3.59	3.57	3.16	3.28
Less: Tax equivalent adjustments:
Investments	.05	.06	.07	.08
Loans	.01	.02	.01	.02
Reported book net interest margin	3.53%	3.49%	3.08%	3.18%

The following table shows average balance sheets for the first quarters of 2011 and 2010 and the fourth quarters of 2010 and 2009:

(Dollars in thousands)
	1st Quarter, 2011	4th Quarter, 2010	1st Quarter, 2010	4th Quarter, 2009
Interest bearing bank balances	$93,864	$65,302	$81,226	$59,852
Federal funds sold	25,000	25,000	49,848	65,479
Taxable investments	249,061	228,935	236,038	237,842
Tax-exempt investments	33,939	37,525	46,541	52,275
Loans held for sale	4,265	6,551	11,506	9,229
Loans held for investment	1,056,903	1,041,453	1,056,177	1,093,694
Earning assets	1,463,032	1,404,766	1,481,336	1,518,371
Other assets	159,331	169,660	157,425	158,133
Total assets	$1,622,363	$1,574,426	$1,638,761	$1,676,504

Interest checking	$402,801	$319,309	$330,094	$296,806
Money market deposits	161,581	167,154	147,128	169,439
Savings deposits	115,815	115,806	112,260	112,482
Certificates of deposit	514,184	512,012	576,885	576,285
Short-term borrowings	23,917	34,194	13,733	10,036
Other borrowings	80,261	80,946	131,820	163,422
Interest-bearing liabilities	1,298,559	1,229,421	1,311,920	1,328,470
Noninterest-bearing deposits	209,352	227,457	213,143	206,037
Other liabilities	6,819	8,438	8,114	8,757
Stockholders’ equity	107,633	109,110	105,584	133,240
Liabilities and stockholders’ equity	$1,622,363	$1,574,426	$1,638,761	$1,676,504

Loans to earning assets	72.24%	74.14%	71.30%	72.03%
Loans to assets	65.15%	66.15%	64.45%	65.24%
Earning assets to assets	90.18%	89.22%	90.39%	90.57%
Noninterest-bearing deposits to assets	12.90%	14.45%	13.01%	12.29%
Equity to assets	6.63%	6.93%	6.44%	7.95%

FIRST M & F CORPORATION

Provision for Loan Losses

The accrual for the provision for loan losses for the first quarter of 2011 was $2.580 million as compared to $2.280 million for the first quarter of 2010. Net charge-offs were $1.562 million for the first quarter of 2011 as compared to $6.332 million for the fourth quarter of 2010 and $5.180 million for the first quarter of 2010. The allowance for loan losses as a percentage of loans was 1.62% at March 31, 2011, 1.51% at December 31, 2010, and 2.03% at March 31, 2010.

The Credit Risk Management section of this discussion provides further details on the allowance provisioning process.

Non Interest Income

Noninterest income, excluding securities transactions, for the first quarter of 2011 was $4.678 million as compared to $4.801 million for the same period in 2010 and $4.417 million in the fourth quarter of 2010. For the first quarter of 2011 as compared to the first quarter of 2010: (1) deposit revenues decreased by $22 thousand, (2) mortgage banking revenues increased by $13 thousand and (3) agency commissions decreased by $6 thousand. For the first quarter of 2011 as compared to the fourth quarter of 2010: (1) deposit revenues decreased by $88 thousand, (2) mortgage banking revenues decreased by $83 thousand and (3) agency commissions increased by $28 thousand.

The first quarter of 2011 showed a decrease of .88% from the first quarter of 2010 and a 3.47% decrease from the fourth quarter of 2010 in deposit revenues. Overdraft fee revenues, which comprise approximately 54% of deposit revenues, decreased by 12.34% from the first quarter of 2010 to the first quarter of 2011 and decreased by 10.96% from the fourth quarter of 2010 to the first quarter of 2011. Approximately 60% of the decrease in overdraft revenues from the first quarter of 2010 and the fourth quarter of 2010 to the first quarter of 2011 was due to the effects of the Federal Reserve’s opt-in regulations, with the balance of the decline attributable to general economic conditions, customer check writing habits and first quarter tax refunds.  Overdraft fees are per item charges applied to each check paid on an overdrawn account or returned. The per item fee is determined by the Company’s pricing committee and is based primarily on the competitive market prices as well as on costs associated with processing the items.

The Federal Reserve issued a regulatory change, effective July 1, 2010, prohibiting banks from charging fees for paying overdrafts on automated teller machine and one-time debit card transactions unless the customer consents, or opts in, to the overdraft service for those types of transactions. During 2010, approximately 49% of the customers affected by the regulatory change opted in to the fee-paid overdraft protection. Management estimates the impact of revenues lost due to customers who incurred multiple overdrafts prior to the effect of the regulatory change but did not opt in to having overdraft items paid for a fee to be a decrease of $150 thousand to $200 thousand in annual overdraft revenues.

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

FIRST M & F CORPORATION

Debit card revenues increased by 29.24% from the first quarter of 2010 to the first quarter of 2011 and increased by 12.53% from the fourth quarter of 2010 to the first quarter of 2011. The recently enacted Dodd-Frank Act includes measures that would allow the Federal Reserve to define limits on large banks for interchange fees that may be charged on debit cards. The Federal Reserve has initially proposed setting the fee cap at $.12 per transaction, but has not yet issued any final rule. Although the regulation is aimed at banks with $10 billion in total assets and greater, management believes that the reduced interchange fees would result in banks with less than $10 billion in total assets receiving less business activity on their cards, which would charge higher fees to the merchants. Efforts are underway in Congress to possibly defer the implementation of any interchange fee limits until a study of the full effects can be carried out. Management expects that the Dodd-Frank legislation, if it continues in effect, could reduce debit card revenues by as much as $800 thousand annually in the future. The following table shows the components of deposit account income:

	Three Months Ended
(Dollars in thousands)	March 31
	2011	2010
Service charge revenues	$303	$323
Debit/ATM card revenues	821	635
Overdraft fee revenues	1,334	1,522
Service charges on deposit accounts	$2,458	$2,480

Mortgage banking income increased by 3.79% from the first quarter of 2010 to the first quarter of 2011 and decreased by 18.91% from the fourth quarter of 2010 to the first quarter of 2011. Mortgage originations decreased by 29.63% from the first quarter of 2010 to the first quarter of 2011 and decreased by 45.09% from the fourth quarter of 2010 to the first quarter of 2011. Mortgage rates fell steadily in 2010 from a high of 5.21% in April to a low of 4.17% in November. During this period, refinancing volumes increased from $7.689 million for the second quarter of 2010 to $15.769 million for the fourth quarter of 2010 while home purchase originations remained steady. Mortgage rates increased by approximately .70% from the low in November 2010 to the end of December. Rates remained stable during the first quarter of 2011, resulting in a decrease in refinancing volumes to $7.344 million for the first quarter of 2011. Management expects mortgage volumes and revenues to remain flat or decrease slowly, depending on the strength of the economy, during the remainder of 2011.

Agency commission income remained flat from the first quarter of 2010 to the first quarter of 2011 and increased by 3.24% from the fourth quarter of 2010 to the first quarter of 2011. Insurance commission volumes are expected to be influenced by the strength of the economy. Insurance pricing is expected to be negatively affected by the highly competitive market for property and casualty products.

The Company sold $8.317 million of U.S. government-sponsored entity securities and $24.377 million of mortgage-backed securities for gains of approximately $1.357 million during the first quarter of 2011. The Company sold $19.942 million of mortgage-backed securities and $5.387 million of municipal bonds for gains of approximately $1.090 million during the first quarter of 2010. The proceeds from the 2011 sales of mortgage-backed securities and government sponsored entities were reinvested in similar securities with shorter maturities. The proceeds from the 2010 sales of mortgage-backed securities were mostly reinvested into other mortgage-backed securities while the proceeds of the municipal bond sales as well as sales and calls of U.S. government sponsored entity bonds were reinvested into securities of U.S. government sponsored entities, most of which had three to five year maturities.

FIRST M & F CORPORATION

The Company owns five separate beneficial interests in collateralized debt obligations that own bank trust preferred securities. These beneficial interests are tested for impairment on a quarterly basis. All of the beneficial interests have incurred other-than-temporary impairments since 2008. Three of the beneficial interests, Trapeza I, Trapeza II and Trapeza V, are deferring their interest payments and were placed in nonaccrual status during 2009. The MM Community Funding IX beneficial interest was placed in nonaccrual status during the fourth quarter of 2009 after failing an impairment test. The Trapeza V, Tpref Funding II and MM Community Funding IX beneficial interests failed impairment tests at March 31, 2011. The total amount of interest that would have been earned by the four securities that were in nonaccrual status during the first quarter of 2010 was $17 thousand and for the first quarter of 2011 was $17 thousand.

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

The following table shows the other-than-temporary charges that the Company incurred during the first quarter of 2011.

(Dollars in thousands)		Other-Than-Temporary Impairment
	Other-Than-Temporary Impairment	Charged To (Reclassified From)
Name of Issuer	Charged Against Earnings	Other Comprehensive Income
Trapeza V	$224	$35
Tpref Funding II	69	(72)
MM Community Funding IX	3	(19)
Total	$296	$(56)

The following table shows the other-than-temporary charges that the Company incurred during the first quarter of 2010.

(Dollars in thousands)		Other-Than-Temporary Impairment
	Other-Than-Temporary Impairment	Charged To (Reclassified From)
Name of Issuer	Charged Against Earnings	Other Comprehensive Income
Trapeza I 2002-1A	$101	$156
MM Community Funding IX	101	(86)
Total	$202	$70

The following table summarizes certain financial information about the trust preferred security-backed CDOs at the balance sheet date.

As of March 31, 2011
(Dollars in thousands)							Deferrals and
					Moody’s	Number of	Defaults as
		Book	Fair	Unrealized	Credit	Banks in	a Percent	Excess
Name of Issuer	Class	Value	Value	Loss	Rating	Issuance	of Collateral	Subordination
Trapeza I 2002-1A	C1	$474	$118	$356	C	25	43.09%	0.00%
Trapeza II 2003-2A	C1	989	244	745	Ca	37	37.04	0.00
Tpref Funding II	B	768	227	541	Caa3	34	37.66	0.00
Trapeza V 2003-5A	C1	609	72	537	Ca	42	33.97	0.00
MM Community Funding IX	B1	632	205	427	Caa3	33	38.83	0.00
		$3,472	$866	$2,606

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

FIRST M & F CORPORATION

Significant components of other income for the first quarter of 2011 and 2010 and the fourth quarter of 2010 and 2009 are contained in the following table:

(Dollars in thousands)	1Q2011	4Q2010	1Q2010	4Q2009
Agency profit-sharing revenues	$254	$-	$233	$-
Loan fees	101	89	100	93
Gains on student loan sales	-	-	93	26
All other income	301	175	363	503
Total other income	$656	$264	$789	$622

Agency profit-sharing revenues are profit sharing distributions received by M&F Insurance Group, Inc. from its underwriting companies generally based on the amount of business written during the previous year adjusted for claims incurred.

The Company has a strategy to increase noninterest revenues as a proportion of total revenues over time. Noninterest revenues as a percentage of total revenues decreased from 32.66% in the first quarter of 2010 to 30.67% in the first quarter of 2011, and increased from 28.19% in the fourth quarter of 2010 to 30.67% in the first quarter of 2011. Another metric that the Company monitors is revenues per full-time employee, which were approximately $38 thousand per employee for the first quarter of 2011, $35 thousand for the fourth quarter of 2010, $34 thousand for the first quarter of 2010 and $33 thousand for the fourth quarter of 2009. Insurance product revenues per producer remained fairly constant at $23 thousand per producer for the first quarter of 2011 as compared to $24 thousand per producer for the first quarter of 2010. Management’s strategic focus is to improve revenues generated per employee while maintaining stability in revenue growth by increasing the mix of noninterest revenues to total revenues.

Non Interest Expense

Noninterest expenses increased by 10.46% from the first quarter of 2010 to the first quarter of 2011 and increased by 1.25% from the fourth quarter of 2010 to the first quarter of 2011.

Salary and benefit expenses, which comprise approximately 47% of noninterest expenses, increased by 1.92% from the first quarter of 2010 to the first quarter of 2011 and increased by 3.32% from the fourth quarter of 2010 to the first quarter of 2011. The number of full-time equivalent employees was 489 at March 31, 2011, 499 at December 31, 2010, 499 at March 31, 2010, and 512 at December 31, 2009. The increases in salary and benefits expenses for the first quarter of 2011 over the first quarter of 2010 were due primarily to health care-related costs, which increased by 26.49%. Foreclosed property expenses increased significantly in 2009 commensurate with an increase in other real estate foreclosures. Foreclosed property expenses decreased in 2010 but continued to be a significant item, representing 5.41% of total noninterest expenses for the year. Management expects expenses and losses related to foreclosed properties to continue to be a significant expense through 2011 as the Company continues to foreclose on non-performing loans and dispose of the properties in a weak real estate market.

The components of foreclosed property expenses for the first quarter of 2011 and 2010 and the fourth quarter of 2010 and 2009 are contained in the following table:

(Dollars in thousands)	1Q2011	4Q2010	1Q2010	4Q2009
Losses (gains) on sales of other real estate	$(36)	$(474)	$15	$682
Write-downs of other real estate	2,054	1,428	197	3,178
Other real estate expenses	359	1,078	310	637
Rental income on other real estate properties	(24)	(126)	(66)	(4)
Total foreclosed property expenses	$2,353	$1,906	$456	$4,493

FDIC insurance assessments decreased by 8.51% from the first quarter of 2010 to the first quarter of 2011 and increased by .78% from the fourth quarter of 2010 to the first quarter of 2011. The primary causes of the decrease from the first quarter of 2010 to the first quarter of 2011 were, (1) a decrease in average deposit balances subject to assessments, which resulted in a decrease of approximately $45 thousand and (2) the end of the Temporary Liquidity Guarantee Program, which the Company participated in, at the end of 2010, which resulted in a decrease of $25 thousand. The FDIC, as required by the Dodd-Frank Act, redefined the deposit assessment insurance base effective April 1, 2011. The new assessment base is generally defined as average consolidated assets minus average tangible equity, subject to adjustments for unsecured debt and brokered deposits. The change in assessment base is not expected to result in a material change to the Company’s FDIC assessment expenses.

FIRST M & F CORPORATION

Significant components of other expense for the first quarter of 2011 and 2010 and the fourth quarter of 2010 and 2009 are contained in the following table:

(Dollars in thousands)	1Q2011	4Q2010	1Q2010	4Q2009
Postage and shipping	$239	$209	$227	$224
Supplies	180	181	162	179
Legal expenses	174	348	251	638
Other professional expenses	205	314	339	377
Insurance expenses	248	246	238	238
Debit card processing expenses	192	169	166	184
All other expenses	1,100	1,195	1,285	1,777
Total other expense	$2,338	$2,662	$2,668	$3,617

Income Taxes

The average tax rate for the first quarter of 2011 was 10.76%. During the first quarter of 2010 the Company paid approximately $217 thousand in assessments related to an audit of its Mississippi returns for the tax years 2005 through 2007. The effect of the assessment on income tax expense, net of resulting refunds due from other state jurisdictions for the same tax years, was $88 thousand.

At March 31, 2011, the Company had a current tax benefit receivable of $128 thousand and a deferred tax asset of $14.527 million. The Company incurred net operating losses in 2009 which it carried back to its 2007 and 2008 tax years, generating refunds of $7.738 million in Federal taxes and $768 thousand in Mississippi taxes. The Company carried forward $14.700 million in Federal tax NOLs and $19.004 million in Mississippi tax NOLs from the 2009 return. The Company estimates that approximately $3.500 million of additional NOLs were generated in 2010, thus increasing the NOLs carried forward to approximately $18.200 million for Federal purposes and $22.500 million for Mississippi tax purposes. Over the past five years prior to 2009 the Company had paid annual Federal taxes ranging from $3.500 million to $5.200 million. Management expects that the current tax benefits generated due to the 2009 and 2010 credit-related losses will be realized through carry-forwards to future tax years. Management has also reviewed its deferred tax assets and determined that it is more likely than not that the deferred tax assets will be realized in the foreseeable future and therefore no valuation allowance has been accrued. The Company expects to utilize the tax benefits implicit in the deferred tax asset in the foreseeable future when (1) current tax benefits increase as losses are realized through loan charge-offs and collateral foreclosures and dispositions and (2) future earnings become sufficient to absorb the deductions. The following table shows the differences between actual income tax expense and expected income tax expense, listing significant items that affected the average tax rate for each period:

(Dollars in thousands)	Three Months Ended March 31
	2011	2010
Amount computed using the Federal statutory rates on income before taxes	$362	$393
Increase (decrease) resulting from:
State income tax expense, net of Federal effect	12	175
Tax exempt income, net of disallowed interest deduction	(124)	(164)
Life insurance income	(62)	(58)
Low income housing tax credits	(83)	-
Other, net	105	(45)
Total income tax expense	$115	$301

The Company had no material recognized uncertain tax positions as of March 31, 2011 or 2010 and therefore did not have any tax accruals during the first quarters of 2011 or 2010 related to uncertain positions.

FIRST M & F CORPORATION

Assets and Liabilities

Assets decreased by .96% from March 31, 2010 to March 31, 2011, and increased by .22% from December 31, 2010. Investments increased by 2.38% from March 31, 2010 to March 31, 2011, and increased by 6.97% from December 31, 2010.

The following table shows net changes in the major balance sheet categories for the quarter-to-date as of March 31, 2011 and 2010 and year-over-year for March 31, 2011:

(Dollars in thousands)	QTD Net Change	QTD Net Change	Year-Over-Year
	March 31, 2011	March 31, 2010	March 31, 2011
Cash and due from banks	$(8,915)	$(4,612)	$(1,650)
Interest-bearing bank balances
and Federal funds sold	8,305	(30,684)	(18,718)
Securities available for sale	19,313	4,804	6,888
Loans held for sale	(3,656)	(1,568)	(6,112)
Loans held for investment, net	(9,903)	(13,012)	12,904
Other real estate	(1,465)	7,882	(1,800)
Other assets	(143)	(2,677)	(7,113)
Total assets	$3,536	$(39,867)	$(15,601)

Total deposits	$24,664	$(14,265)	$26,078
Total borrowings	(20,809)	(25,687)	(42,377)
Other liabilities	(933)	(121)	(2,145)
Stockholders’ equity	614	206	2,843
Total liabilities and equity	$3,536	$(39,867)	$(15,601)

An influx of public funds deposits in 2011 provided liquidity that was used to pay down borrowings and to build the investment portfolio. Most of the decrease in borrowings occurred in short-term repurchase agreements. Alternatively, core customer deposits decreased during the first quarter of 2010 and Federal Home Loan Bank borrowings were paid down, utilizing short-term, liquid assets. Loans continued to decrease in the first quarter of 2011, similar to the first quarter of 2010, as loan payment activity continued to outpace new loan demand. The increase in investments during 2011 occurred primarily in three-to-five year maturity government sponsored entity and mortgage-backed securities.

The only category of loans that increased during the first quarter of 2011 was in asset-based lending. This portfolio grew by $4.034 million. Loans not secured by real estate represented 17.22% of loans held for investment at March 31, 2011 and 16.78% at December 31, 2010. A portfolio of loans secured by church properties was purchased for $36.221 million during the fourth quarter of 2010 as a diversification effort within the real estate sector of the portfolio. The diversification of the entire loan portfolio is a continuing effort as management has re-emphasized small business lending and agricultural lending and added lenders with small business and SBA expertise as well as timberland expertise.

Management expects that the loan portfolio’s change in size over the next year will depend on the volume of real estate-related and other problem loans that are moved out of the portfolio as well as the pace of economic recovery as it relates to consumer, small business and timber loans. Loans as a percent of total assets were 65.40% at March 31, 2011, 66.10% at December 31, 2010, and 64.22% at March 31, 2010.

FIRST M & F CORPORATION

The following table shows loans held for investment by type as March 31, 2011, December 31, 2010, and March 31, 2010:

(Dollars in thousands)	March 31, 2011	December 31, 2010	March 31, 2010
Commercial real estate	$642,373	$646,731	$626,025
Residential real estate	189,289	195,184	195,862
Home equity lines	38,622	40,305	43,043
Commercial, financial and agricultural	137,620	133,226	132,310
Consumer	43,357	44,700	45,189
Total	$1,051,261	$1,060,146	$1,042,429

Mortgages held for sale	$2,586	$6,242	$4,558
Student loans held for sale	-	-	4,140

Deposits increased by 1.90% from March 31, 2010 to March 31, 2011, and increased by 1.79% from December 31, 2010. The following table shows the breakdown by deposit category of core deposit and public funds deposit changes from December 31, 2010 to March 31, 2011:

	Core Customers		Public Funds		Total Deposits
(Dollars in thousands)	Increase (Decrease)		Increase (Decrease)		Increase (Decrease)
	Amt.	Pct.	Amt.	Pct.	Amt.	Pct.
Noninterest-bearing	$(4,307)	(2.09)%	$565	9.15%	$(3,742)	(1.76)%
NOW	(475)	(0.22)	48,164	33.49	47,689	13.09
MMDA	(6,286)	(4.12)	1,790	12.96	(4,496)	(2.70)
Savings	1,934	1.69	11	3.28	1,945	1.69
Customer CDs	(15,078)	(3.13)	(3,990)	(18.93)	(19,068)	(3.79)
Brokered CDs	2,119	22.55	217	3.87	2,336	15.57
Total	$(22,093)	(1.86)%	$46,757	24.51%	$24,664	1.79%

An increase in public funds NOW deposits drove overall deposit growth for the first quarter of 2011, as core customer deposits decreased, primarily in certificates of deposit. The decrease in certificates of deposit resulted primarily from the Company’s more conservative pricing strategy – a strategy prompted by the continued decline in loan balances. Balances in the interest-bearing Summit Checking account increased by $5.138 million for the first quarter of 2011 after increasing by $16.992 million for the calendar year 2010. The Summit Checking account is designed to pay a premium deposit rate if the customer meets certain criteria related to electronic banking and debit card transaction activity. Summit accounts are classified as NOW accounts. Noninterest-bearing deposits represented 14.89% of total deposits at March 31, 2011 as compared to 15.43% at December 31, 2010 and 15.84% at March 31, 2010. The Company’s long-term strategy is to build the core customer deposit base, relying less on public funds deposits and borrowed funds, as a primary source of liquidity. Sources of deposits available to the Company are the traditional brokered CD market, which may be used when funding is needed within a short period of time, and reciprocal brokered CD markets which are used to provide enhanced FDIC coverage for customers with large certificate of deposit balances. Additionally, the Company uses repurchase agreements with certain commercial customers in an effort to provide them with better cash management tools.

FIRST M & F CORPORATION

The following table shows the deposit mix as of March 31, 2011, December 31, 2010, and March 31, 2010:

(Dollars in thousands)	March 31, 2011	December 31, 2010	March 31, 2010
Noninterest-bearing demand	$208,457	$212,199	$217,683
NOW deposits	411,898	364,209	331,066
Money market deposits	161,959	166,455	141,203
Savings deposits	116,714	114,769	113,367
Certificates of deposit	483,704	502,772	551,860
Brokered certificates of deposit	17,344	15,008	18,819
Total	$1,400,076	$1,375,412	$1,373,998

The following table shows the mix of public funds deposits as of March 31, 2011, December 31, 2010, and March 31, 2010:

(Dollars in thousands)	March 31, 2011	December 31, 2010	March 31, 2010
Noninterest-bearing demand	$6,739	$6,174	$24,237
NOW deposits	191,945	143,781	119,623
Money market deposits	15,604	13,814	15,067
Savings deposits	346	335	242
Certificates of deposit	17,086	21,076	36,315
Brokered certificates of deposit	5,827	5,610	4,995
Total	$237,547	$190,790	$200,479

Other borrowings decreased by $42.713 million from March 31, 2010 to March 31, 2011 and by $1.889 million from December 31, 2010. The decreases in borrowings were primarily funded through liquidity provided by loan portfolio paydowns, maturities of investment securities and the use of short-term liquid assets such as Federal funds sold. Amounts of borrowings maturing within one year decreased from 21.24% of other borrowings at December 31, 2010 to 20.65% at March 31, 2011. Management intends to allow its Federal Home Loan Bank borrowings to decrease as they mature while deposits are used as a primary source of funding.

In February 2006 the Company formed First M&F Statutory Trust I for the purpose of issuing corporation-obligated mandatory redeemable capital securities to third-party investors and investing the proceeds from the sale of the capital securities in floating rate junior debentures of the Company. The $30 million in proceeds were used to fund the acquisition on February 17, 2006 of Columbiana Bancshares, Inc. The 30-year junior subordinated debentures paid interest quarterly at a rate of 6.44% fixed for five years, subsequently converting in March 2011 to floating at a rate equal to three month LIBOR plus 133 basis points. These junior subordinated debentures, net of the Company’s investment in the variable interest entity, qualify with certain limitations as Tier 1 capital for regulatory purposes. The Company expects to have sufficient cash flows to retire the debt according to its contractual terms.

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

FIRST M & F CORPORATION

Equity

The Company’s and Bank’s regulatory capital ratios at March 31, 2011, as disclosed in Note 11 to the financial statements, “Regulatory Matters,” are in excess of the minimum requirements and qualify the institution as “well capitalized” under the risk-based capital regulations.

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

The Capital Purchase Program proceeds were used primarily to inject additional capital into the Company’s bank subsidiary. The acquisition of these funds has served, and will continue to serve, (1) to increase the Company’s capital position, (2) to provide liquidity for the Company’s and bank subsidiary’s operations and debt service obligations and (3) to act as a buffer against the effects on capital of future unpredictable events. The additional capital also served to support growth in the non-real estate secured commercial loan portfolio during 2010 and in the consumer loan portfolio during 2009 and 2010.

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

The Company’s stock is publicly traded on the NASDAQ Global Select Market, also providing an avenue for additional capital if it is needed. The Company’s shares traded at a rate of approximately 7,000 shares per day during 2010. The stock price was listed at $4.08 per share on March 31, 2011.

The ratio of capital to assets stood at 6.70% at March 31, 2011, 6.68% at December 31, 2010, and 6.46% at March 31, 2010, with risk-based capital ratios in excess of the regulatory requirements. The Company’s regulatory capital ratios for 2011 and 2010 are summarized in Note 11 – Regulatory Matters of the financial statements included in Item 1, Financial Statements (unaudited)  in this Form 10-Q.

Interest Rate Risk and Liquidity Management

Responsibility for managing the Company’s program for controlling and monitoring interest rate risk and liquidity risk and for maintaining income stability, given the Company’s exposure to changes in interest rates, is vested in the asset/liability committee. Appropriate policy and guidelines, approved by the board of directors, govern these actions. Monitoring is primarily accomplished through monthly reviews and analysis of asset and liability repricing opportunities, market conditions and expectations for the economy. Cash flow analyses are also used to project short-term interest rate risks and liquidity risks. Management believes, at March 31, 2011, there is adequate flexibility to alter the current rate and maturity structures as necessary to minimize the exposure to changes in interest rates, should they occur. The Company is currently in a positive gap position for assets and liabilities repricing within the next year. This generally means that for assets and liabilities maturing and repricing within the next 12 months, the Company is positioned for more assets to reprice than the amount of liabilities repricing.

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

FIRST M & F CORPORATION

The Company experienced a large increase in the amount of past due and nonaccrual real estate-secured construction and commercial loans during 2008, a trend which has continued since. The trend in nonaccrual and past due loans stabilized in the fourth quarter of 2009 and remained stable through 2010 and into 2011. Management addressed the problem of liquidating nonperforming loans by creating a special problem asset group within the organization in 2009, separate from the ongoing credit operations and lending activities of the Company. Problem loans, including large nonaccrual loans, have been assigned to this group of specialists with the intent of liquidating the loans or their collateral in an orderly fashion. Over the course of 2009 and through 2010 many real estate-secured loans were worked out or foreclosed on and properties disposed of. Nonaccrual loans have moved downward from their high of $74.420 million in the second quarter of 2009 and stabilized within a range of $30 million to $35 million since the second quarter of 2010. The primary challenge during 2011 and beyond will be to liquidate foreclosed properties to avoid a burdensome build-up of these non-earning assets as problem loans are either managed back to performing status or foreclosed on.

Approximately 87.47% of the $37.407 million in nonaccrual loans at March 31, 2011 were in construction and development and commercial real estate loans. These nonaccrual balances consisted of several large loans rather than a great many small loans.

The following table summarizes the number and amount of nonaccrual construction and land development loans of $500 thousand or more at the end of each quarter from March 31, 2010 through March 31, 2011.

(Dollars in thousands)
	Number of Loans	Amount
Balance at 03/31/11	7	$10,139

Balance at 12/31/10	7	10,553

Balance at 09/30/10	7	8,581

Balance at 06/30/10	9	13,213

Balance at 03/31/10	10	14,980

The following table summarizes the number and amount of nonaccrual commercial real estate loans of $500 thousand or more at the end of each quarter from March 31, 2010 through March 31, 2011.

(Dollars in thousands)
	Number of Loans	Amount
Balance at 03/31/11	7	$15,467

Balance at 12/31/10	6	10,152

Balance at 09/30/10	7	13,451

Balance at 06/30/10	8	8,899

Balance at 03/31/10	8	11,291

FIRST M & F CORPORATION

The following tables list construction and commercial real estate loans, along with their impairment allowances, that were in nonaccrual status and had balances of $500 thousand or more at March 31, 2011 and at December 31, 2010.

	March 31, 2011		December 31, 2010
	Seven Largest Loans		Seven Largest Loans
(Dollars in thousands)	Nonaccrual	Impairment	Nonaccrual	Impairment
Note	Balance	Allowance	Balance	Allowance
1.	$2,925	$-	$2,925	$-
2.	1,634	200	1,634	-
3.	1,465	-	1,465	-
4.	1,413	125	1,393	125
5.	1,325	-	1,325	-
6.	874	-	1,008	-
7.	503	-	803	-
Totals	$10,139	$325	$10,553	$125

Total nonaccrual construction and land development loans	$13,608	$435	$13,993	$175

	March 31, 2011		December 31, 2010
	Seven Largest Loans		Six Largest Loans
(Dollars in thousands)	Nonaccrual	Impairment	Nonaccrual	Impairment
Note	Balance	Allowance	Balance	Allowance
8.	$5,379	$-	$-	$-
9.	2,455	300	2,455	300
10.	2,444	-	2,469	-
11.	2,086	551	2,093	-
12.	1,550	-	1,582	-
13.	880	-	880	-
14.	673	255	673	255
Totals	$15,467	$1,106	$10,152	$555

Total nonaccrual commercial real estate loans	$19,111	$1,491	$13,027	$765

FIRST M & F CORPORATION

The following table summarizes information relevant to the impairment determinations for the seven largest construction and development loans and the seven largest commercial real estate loans that were in nonaccrual status at March 31, 2011.

			Nonaccrual	Impairment	Information
(Dollars in thousands)	Type of	Type of	Balance	Allowance	Supporting
Note	Borrower	Collateral	03/31/11	03/31/11	Allowance
1.	Commercial	Land	$2,925	$-	Appraisal dated 07/07/08

2.	Commercial Developer	Commercial Subdivision	1,634	200	Appraisal dated 02/25/11

3.	Residential Developer	Residential Subdivision	1,465	-	Appraisal dated 11/23/09

4.	Commercial Developer	Commercial - Retail	1,413	125	Appraisal dated 10/03/08

5.	Commercial Developer	Commercial Subdivision	1,325	-	Appraisal dated 09/29/10

6.	Residential Developer	Residential Subdivision	874	-	Appraisal dated 10/14/10

7.	Residential Developer	Residential Subdivision	503	-	Appraisal dated 09/30/09

8.	Commercial	Assisted Living Facility	5,379	-	Appraisal dated 08/25/09

9.	Commercial	Retailer	2,455	300	Appraisal dated 10/05/10

10.	Commercial	Office	2,444	-	Appraisal dated 02/01/10

11.	Commercial	Office/Warehouse	2,086	551	Appraisal dated 03/02/11

12.	Commercial	Self Storage	1,550	-	Appraisal dated 12/06/10

13.	Commercial	Commercial Office	880	-	Appraisal dated 07/08/10

14.	Commercial	Self Storage	673	255	In-house evaluation dated 07/22/09

The additions to the impairment allowance and the nonaccrual loan balances in 2009 occurred primarily in construction and land development loans. Many of these loans were foreclosed on during 2009. Many remaining nonaccrual loans were written down to their collateral values, resulting in a small allowance for loan losses remaining for nonaccrual loans at the end of 2009. During 2010 and into 2011 initial impairments became fewer for construction loans while commercial real estate loans incurred new impairments.

FIRST M & F CORPORATION

The following table shows a distribution of the totals for construction loans evaluated for impairment and the impairment allowances allocated to those loans at March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
(Dollars in thousands)	Loan	Impairment	Loan	Impairment
	Balance	Allowance	Balance	Allowance
Non-accrual loans	$13,608	$435	$13,993	$175
Accruing loans with an allowance	9,383	2,386	11,327	2,696
Accruing loans without an allowance	9,901	-	8,111	-
Total	$32,892	$2,821	$33,431	$2,871

The following table shows a distribution of the totals for commercial real estate loans evaluated for impairment and the impairment allowances allocated to those loans at March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
(Dollars in thousands)	Loan	Impairment	Loan	Impairment
	Balance	Allowance	Balance	Allowance
Non-accrual loans	$19,111	$1,491	$13,027	$765
Accruing loans with an allowance	2,823	637	5,025	817
Accruing loans without an allowance	36,223	-	36,275	-
Total	$58,157	$2,128	$54,327	$1,582

FIRST M & F CORPORATION

The following table shows the trend in credit quality related to the largest segments of the real estate loan portfolio.

		Past Due	Past Due
		30 – 89	90 Days
		Days	Or More		Year-To-
(Dollars in thousands)	Outstanding	And Still	And Still		Date Net
	Balances	Accruing	Accruing	Nonaccrual	Charge-Offs
Construction and development loans:
03/31/11	$92,744	$1,218	$101	$13,608	$(69)
12/31/10	89,093	1,257	274	13,993	4,167
09/30/10	96,848	979	430	11,887	2,628
06/30/10	106,015	2,495	79	17,092	2,816
03/31/10	108,574	2,434	352	20,363	852

Loans secured by 1-4 family properties:
03/31/11	$227,912	$2,378	$102	$3,144	$295
12/31/10	235,489	3,020	564	3,863	1,733
09/30/10	236,822	2,422	319	5,001	936
06/30/10	237,801	2,538	123	4,106	812
03/31/10	238,904	2,984	440	4,545	288

Commercial real estate-secured loans:
03/31/11	$549,628	$4,940	$65	$19,111	$397
12/31/10	557,638	2,091	-	13,027	7,360
09/30/10	529,899	3,824	44	16,306	4,917
06/30/10	509,556	6,359	1,080	11,890	4,667
03/31/10	517,450	8,120	1,268	12,444	3,848

The following table shows overall statistics for non-performing loans and other assets of the Company:

(Dollars in thousands)	March 31	December 31	March 31
	2011	2010	2010
Nonaccrual loans	$37,407	$33,127	$42,148
Other real estate	29,660	31,125	31,460
Nonaccrual investment securities	639	698	795

Total non-performing assets	$67,706	$64,950	$74,403

Past due 90 days or more and still
accruing interest	$338	$951	$2,092
Restructured loans (accruing)	16,320	18,052	6,759

Ratios:
Nonaccrual loans to loans	3.55%	3.11%	4.01%
Past due 90 day loans to loans	.03%	.09%	.20%
Non-performing credit assets to loans and other real estate	6.19%	5.85%	6.80%
Non-performing assets to assets	4.21%	4.05%	4.58%

FIRST M & F CORPORATION

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

In an effort to address and change the risk profile of the Company’s balance sheet, management decided to de-emphasize residential and commercial construction loans and re-emphasize consumer, small business loans and certain agricultural loans. The Company also added a group of acquired participations of church loans in 2010 to further diversify the portfolio.

FIRST M & F CORPORATION

Off-Balance Sheet Arrangements

The Company’s primary off-balance sheet arrangements are in the form of loan commitments, operating lease commitments and an interest rate swap. At March 31, 2011, the Company had $127.068 million in unused loan commitments outstanding. Of these commitments, $89.507 million mature in one year or less. Lines of credit are established using the credit policy of the Company concerning the lending of money.

Letters of credit are used to facilitate the borrowers’ business and are usually related to the acquisition of inventory or of assets to be used in the customers’ business. Letters of credit are generally secured and are underwritten using the same standards as traditional commercial loans. Most standby letters of credit expire without being presented for payment. However, the presentment of a standby letter of credit would create a loan receivable from the Bank’s loan customer. The Bank’s asset-based lending subsidiary uses commercial letters of credit to facilitate the purchase of inventory items by its customers. There were no commercial letters of credit outstanding at the end of the first quarter of 2011 or 2010. At March 31, 2011, the Company had $5.070 million in financial standby letters of credit issued and outstanding.

At March 31, 2011, there were no standby letters of credit issued on the Company’s behalf by any Federal Home Loan Banks. At March 31, 2010, there were $100 thousand in standby letters of credit issued on the Company’s behalf by a Federal Home Loan Bank. The Company uses these letters of credit primarily to pledge to certain state and municipality deposits and occasionally as additional collateral on loan participations sold and is obligated to the Federal Home Loan Bank if the letters of credit must be drawn upon.

Liabilities of $8 thousand at March 31, 2011, and $28 thousand at March 31, 2010, are recognized in other liabilities related to the obligation to stand ready to perform related to standby letters of credit.

The Company makes commitments to originate mortgage loans that will be held for sale. The total commitments to originate mortgages to be held for sale were $3.596 million at March 31, 2011. These commitments are accounted for as derivatives and are marked to fair value with changes in fair value recorded in mortgage banking income.  At March 31, 2011, mortgage origination-related derivatives with positive fair values of $4 thousand were included in other assets and derivatives with negative fair values of $12 thousand were included in other liabilities.

The Company also engages in forward sales contracts with mortgage investors to purchase mortgages held for sale. Those forward sale agreements that have a determined price and expiration date are accounted for as derivatives and marked to fair value through mortgage banking income. At March 31, 2011, the Company had $3.885 million in locked forward sales agreements in place. Forward sale-related derivatives with positive fair values of $43 thousand were included in other assets and derivatives with negative fair values of $3 thousand were included in other liabilities.

Mortgages that are sold generally have recourse obligations if any of the first four payments become past due over 30 days under certain investor contracts and over 90 days under other investor contracts. The Company may also be required to repurchase mortgages that do not conform to FNMA or FHA underwriting standards or that contain critical documentation errors or fraud. The Company only originates for sale mortgages that conform to FNMA and FHA underwriting guidelines. The Company has not sustained any recourse-related losses in its mortgage program and the repurchase of mortgages has been an extremely rare event. Mortgages sold that were still in the recourse period were $16.322 million at March 31, 2011. No recourse liability was recorded for these mortgages.

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

In November 2010 the Company entered into a forward-starting interest rate swap designed to hedge the variability of cash flows on the quarterly interest payments of the junior subordinated debentures, issued in relation to a trust preferred security financing in 2006, that switched in March 2011 from a fixed-rate of 6.44% to a floating rate of 3-month LIBOR plus 1.33%. The interest rate swap has a notional value of $30 million which is equivalent to the principal balance of the junior subordinated debentures. The effective date of the swap was March 15, 2011 with an expiration date of March 15, 2018.

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

(1)           Allowance for loan losses
(2)           Fair value
(3)           Intangible assets and related impairment
(4)           Contingent liabilities
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

FIRST M & F CORPORATION

Fair value

Certain of the Company’s assets and liabilities are financial instruments carried at fair value. This includes securities available for sale, mortgage-related derivatives and interest rate swaps. Most of the assets and liabilities carried at fair value are based on either quoted market prices, market prices for similar instruments or market data for the instruments being valued. At March 31, 2011, less than 1% of assets measured at fair value were based on significant unobservable inputs.

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

The Company reviews the investment securities portfolio to identify and evaluate securities that have unrealized losses for other-than-temporary impairment. An impairment exists when the current fair value of an individual security is less than its amortized cost basis. The primary factors that the Company considers in determining whether an impairment is other-than-temporary are the financial condition and projected performance of the issuer, the length of time and extent to which the security has had an unrealized loss, and the Company’s intent to sell and assessment of the likelihood that the Company would be required to sell the security before it could recover its cost. For beneficial interests such as collateralized debt obligations the Company uses the prescribed expected cash flow analysis as well as its intent related to the disposition of its investment to determine whether an other-than-temporary impairment exists.

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

Other real estate acquired through partial or total satisfaction of loans is carried at the lower of fair value, net of estimated costs to sell, or cost. The original cost of other real estate is recognized as the fair value of the property, net of estimated costs to sell at the date of acquisition. Any loss incurred at the date of acquisition is charged to the allowance for loan losses. The fair values of other real estate are usually based on appraisals by third parties. These fair values may also be adjusted for other market data that the Company becomes aware of.

FIRST M & F CORPORATION

Intangible assets and related impairment

Identifiable intangible assets are amortized over their estimated lives. Identifiable intangible assets that have indefinite lives are not amortized until such time that their estimated lives are determinable. Intangible assets with indefinite lives must be assessed for impairment annually and whenever events or circumstances indicate that impairments may exist.

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

FIRST M & F CORPORATION

Recent Accounting Pronouncements

Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures About Fair Value Measurements.” ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The provisions of ASU 2010-06 became effective on January 1, 2010 with the exception of the requirement to provide Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which became effective on January 1, 2011. Early adoption is permitted. The adoption of ASU 2010-06 as of January 1, 2010 did not have a material impact on the Company’s financial position or results of operations. The adoption of the portion of ASU 2010-06 that became effective on January 1, 2011 did not have a material impact on the Company’s financial position or results of operations.

Accounting Standards Update No. 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a roll forward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 became effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period are required for the Company’s financial statements that include periods beginning on or after January 1, 2011. The adoption of ASU 2010-20 as it relates to activity during a reporting period did not have a material impact on the Company’s financial position or results of operations.

Accounting Standards Update No. 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 provides guidance and clarification to help in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (1) the restructuring constitutes a concession, and (2) the debtor is experiencing financial difficulties. ASU 2011-02 will be effective for the Company as of July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011. For purposes of measuring impairment of those receivables that are newly considered impaired, the provisions of ASU 2011-02 are to be applied prospectively as of July 1, 2011. Adoption of ASU 2011-02 is not expected to have a material impact on the Company’s financial position or results of operations.

Accounting Standards Update No. 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.” ASU 2011-03 provides guidance related to the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 clarifies the guidance related to whether an entity has maintained effective control over transferred assets and therefore must treat the transaction as a financing rather than as a sale. ASU 2011-03 provides that the criterion pertaining to an exchange of collateral should not be a determining factor in assessing effective control. The assessment of effective control must focus on a transferor’s contractual rights and obligations with respect to transferred financial assets, not on whether the transferor has the practical ability to perform in accordance with those rights or obligations. Therefore, the amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. ASU 2011-03 will be effective for the Company as of January 1, 2012. Adoption of ASU 2011-03 is not expected to have a material impact on the Company’s financial position or results of operations.

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

Interest rate shock analysis shows that the Company will experience a 0.04% increase over 12 months in its net interest income with a gradual (12 month ramp) and sustained 100 basis point decrease in interest rates. A gradual and sustained increase in interest rates of 200 basis points will result in a .06% increase in net interest income.

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

As of March 31, 2011, (the "Evaluation Date"), the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as defined in the Exchange Act Rules.  Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are sufficiently effective to ensure that material information relating to the Company and required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. During the last quarter ended March 31, 2011, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

There have been no material changes in the risk factors previously disclosed under Part I - Item 1A of the Company’s 2010 Form 10-K.

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

3.2	Articles of Amendment of the Registrant. Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2009.

3.3	By-laws of the Registrant, as amended. Filed as Exhibit 3-b to the Company’s Form S-1 (File No. 33-08751) September 15, 1986, incorporated herein by reference.

3.4	Articles of Amendment of the Registrant. Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on October 5, 2010.

3.5	Amended and Restated Bylaws of the Registrant. Incorporated herein by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K filed on March 15, 2011.

4.1	Warrant to Purchase up to 513,113 Shares of Common Stock of the Registrant. Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2009.

10.1	First M&F Corporation 2005 Equity Incentive Plan. Filed as Appendix A to the Company’s Proxy Statement, March 15, 2005, incorporated herein by reference.

10.2	Merchants and Farmers Bank Profit and Savings Plan, as amended. Filed as Exhibit 10(B) to the Company’s Form 10-Q on August 9, 2005, incorporated herein by reference.

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

Date : May 13, 2011

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

3.2	Articles of Amendment of the Registrant. Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2009.

3.3	By-laws of the Registrant, as amended. Filed as Exhibit 3-b to the Company’s Form S-1 (File No. 33-08751) September 15, 1986, incorporated herein by reference.

3.4	Articles of Amendment of the Registrant. Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on October 5, 2010.

3.5	Amended and Restated Bylaws of the Registrant. Incorporated herein by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K filed on March 15, 2011.

4.1	Warrant to Purchase up to 513,113 Shares of Common Stock of the Registrant. Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2009.

10.1	First M&F Corporation 2005 Equity Incentive Plan. Filed as Appendix A to the Company’s Proxy Statement, March 15, 2005, incorporated herein by reference.

10.2	Merchants and Farmers Bank Profit and Savings Plan, as amended. Filed as Exhibit 10(B) to the Company’s Form 10-Q on August 9, 2005, incorporated herein by reference.

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