Form 10-Q
period 2011-06-30
FIRST M&F CORP/MS
filed 2011-08-12
CIK 320387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $5 par value	9,131,387 Shares
Title of Class	Shares Outstanding at July 31, 2011

FIRST M & F CORPORATION

FORM 10-Q

FIRST M & F CORPORATION AND SUBSIDIARY

PART I: FINANCIAL INFORMATION
Item 1 – Financial Statements (Unaudited)
Consolidated Statements of Condition
(Dollars in thousands)
	June 30	December 31
	2011	2010
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$41,146	$45,099
Interest bearing bank balances	103,847	72,103
Federal funds sold	25,000	25,000
Securities available for sale, amortized cost of $288,304 and $274,421	293,133	276,929
Loans held for sale	2,117	6,242

Loans, net of unearned income	1,044,595	1,060,146
Allowance for loan losses	(18,805)	(16,025)
Net loans	1,025,790	1,044,121

Bank premises and equipment	40,564	40,696
Accrued interest receivable	5,970	6,380
Other real estate	30,650	31,125
Other intangible assets	4,799	5,013
Bank owned life insurance	22,174	21,790
Other assets	27,900	29,466

	$1,623,090	$1,603,964
Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing deposits	$243,626	$212,199
Interest-bearing deposits	1,180,873	1,163,213
Total deposits	1,424,499	1,375,412
Federal funds purchased and repurchase agreements	5,047	33,481
Other borrowings	45,492	50,416
Junior subordinated debt	30,928	30,928
Accrued interest payable	1,306	1,470
Other liabilities	5,765	5,192
Total liabilities	1,513,037	1,496,899

Stockholders’ equity:
Preferred stock; 1,000,000 shares authorized; 30,000 shares issued and outstanding	16,962	16,390
Common stock of $5.00 par value; 50,000,000 shares authorized: 9,131,387 and 9,106,803 shares issued and outstanding	45,657	45,534
Additional paid-in capital	31,935	31,883
Nonvested restricted stock awards	718	784
Retained earnings	13,224	12,225
Accumulated other comprehensive income	1,557	249
Total equity	110,053	107,065
	$1,623,090	$1,603,964

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Interest income:
Interest and fees on loans	$15,281	$15,687	$30,656	$31,075
Interest on loans held for sale	27	46	68	124
Taxable investments	1,931	2,032	3,702	4,077
Tax-exempt investments	302	392	616	822
Federal funds sold	15	24	31	50
Interest bearing bank balances	46	41	98	86
Total interest income	17,602	18,222	35,171	36,234

Interest expense:
Deposits	3,523	4,971	7,370	10,161
Federal funds purchased and repurchase agreements	7	15	22	34
Other borrowings	509	846	1,033	1,912
Junior subordinated debt	292	492	750	988
Total interest expense	4,331	6,324	9,175	13,095

Net interest income	13,271	11,898	25,996	23,139
Provision for loan losses	2,280	2,380	4,860	4,660
Net interest income after provision for loan losses	10,991	9,518	21,136	18,479

Noninterest income:
Deposit account income	2,473	2,566	4,931	5,046
Mortgage banking income	323	469	679	812
Agency commission income	936	935	1,828	1,833
Trust and brokerage income	152	144	285	265
Bank owned life insurance income	176	170	359	340
Other income	396	388	1,052	1,177
Securities gains, net	341	708	1,690	1,712

Total investment other-than-temporary impairment losses	2	(96)	(238)	(368)
Portion of loss recognized in (reclassified from) other comprehensive income (before taxes)	(87)	(68)	(143)	2
Net investment impairment losses recognized	(85)	(164)	(381)	(366)

Total noninterest income	4,712	5,216	10,443	10,819

Noninterest expenses:
Salaries and employee benefits	7,157	6,893	14,113	13,718
Net occupancy expenses	951	977	1,940	1,946
Equipment expenses	451	654	916	1,305
Software and processing expenses	395	420	794	822
Telecommunication expenses	229	251	454	495
Marketing and business development expenses	272	226	477	468
Foreclosed property expenses	1,468	419	3,821	875
FDIC insurance assessments	577	839	1,351	1,685
Intangible asset amortization	107	107	214	213
Other expenses	2,696	2,556	5,034	5,224
Total noninterest expenses	14,303	13,342	29,114	26,751

Income before income taxes	1,400	1,392	2,465	2,547
Income tax expense	294	120	409	421
Net income	1,106	1,272	2,056	2,126
Net income attributable to noncontrolling interests	-	-	-	1
Net income attributable to First M&F Corporation	$1,106	$1,272	$2,056	$2,125
Dividends and accretion on preferred stock	440	439	872	876
Net income applicable to common stock	$666	$833	$1,184	$1,249

Net income allocated to common shareholders	$661	$826	$1,176	$1,239
Earnings per share:
Basic	$.07	$.09	$.13	$.14
Diluted	$.07	$.09	$.13	$.14

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Unaudited)

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010

Net income	$1,106	$1,272	$2,056	$2,126

Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized gains on securities available for sale arising during the period, net of tax of $1,161 and $1,434 for the three months ended June 30 and $1,349 and $1,073 for for the six months ended June 30	1,953	2,408	2,269	2,572
Unrealized gains (losses) on other-than-temporarily impaired securities available for sale arising during the period, net of tax of $30 and $61 for the three months ended June 30 and $5 and $74 for the six months ended June 30	50	(101)	7	(123)
Reclassification adjustment for gains on securities available for sale included in net income, net of tax of $127 and $265 for the three months ended June 30 and $630 and $639 for the six months ended June 30	(214)	(443)	(1,060)	(1,073)
Reclassification adjustment for credit related other-than- temporary impairment losses on securities available for sale included in net income, net of tax of $32 and $62 for the three months ended June 30 and $142 and $137 for for the six months ended June 30	53	102	239	229
Unrealized losses net of settlements on cash flow hedge arising during the period, net of tax of $330 and $0 for the three months ended June 30 and $266 and $0 for the six months ended June 30	(555)	-	(448)	-
Defined benefit pension plans:
Amortization of prior service cost, net of tax of $2 and $3 for the three months ended June 30 and $4 and $6 for the six months ended June 30	(4)	(6)	(8)	(12)
Amortization of actuarial loss, net of tax of $92 and $83 for the three months ended June 30 and $183 and $165 for the six months ended June 30	154	138	309	277

Other comprehensive income	1,437	2,098	1,308	1,870

Total comprehensive income	2,543	3,370	3,364	3,996
Comprehensive income attributable to noncontrolling interests	-	-	-	1

Comprehensive income of First M&F Corp	$2,543	$3,370	$3,364	$3,995

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity
Six Months Ended June 30, 2011 and 2010
(Unaudited)

(Dollars in thousands, except per share data)				Nonvested		Accumulated
			Additional	Restricted	Retained	Other
	Preferred	Common	Paid-in	Stock	Earnings	Comprehensive	Noncontrolling
	Stock	Stock	Capital	Awards	(Deficit)	Income	Interest	Total
January 1, 2010	$28,838	$45,347	$31,926	$734	$ (2,595)	$379	$1	$104,630
Net income	-	-	-	-	2,125	-	1	2,126
Cash dividends ($.02 per share)	-	-	-	-	(183)	-	-	(183)
Dividends and accretion on preferred stock	126	-	-	-	(876)	-	-	(750)
Share-based compensation expense recognized	-	-	6	9	-	-	-	15
Net change	-	-	-	-	-	1,870	-	1,870
Distributions	-	-	-	-	-	-	(1)	(1)

June 30, 2010	$28,964	$45,347	$31,932	$743	$(1,529)	$2,249	$1	$107,707

January 1, 2011	$16,390	$45,534	$31,883	$784	$12,225	$249	$-	$107,065
Net income	-	-	-	-	2,056	-	-	2,056
Cash dividends ($.02 per share)	-	-	-	-	(185)	-	-	(185)
18,584 shares granted to directors	-	93	(23)	-	-	-	-	70
Dividends and accretion on preferred stock	572	-	-	-	(872)	-	-	(300)
6,000 restricted share awards vested		30	71	(101)	-	-	-	-
Share-based compensation expense recognized	-	-	4	35	-	-	-	39
Net change	-	-	-	-	-	1,308	-	1,308

June 30, 2011	$16,962	$45,657	$31,935	$718	$13,224	$1,557	$-	$110,053

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)	Six Months Ended June 30
	2011	2010
Cash flows from operating activities:
Net income	$2,056	$2,126
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	109	15
Amortization of pension costs	366	169
Depreciation and amortization	1,290	1,393
Provision for loan losses	4,860	4,660
Net investment amortization	1,017	968
Net change in unearned fees/deferred costs on loans	(421)	(148)
Capitalized dividends on FHLB stock	(14)	(14)
Gain on securities available for sale	(1,690)	(1,712)
Impairment loss on securities available for sale	381	366
Gain on loans held for sale	(438)	(635)
Other real estate losses	3,195	579
Other asset sales losses	140	92
Deferred income taxes	407	328
Originations of loans held for sale, net of repayments	(24,746)	(40,662)
Sales proceeds of loans held for sale	29,132	47,141
(Increase) decrease in:
Accrued interest receivable	410	1,026
Cash surrender value of bank owned life insurance	(359)	(340)
Other assets	(655)	(2,408)
Increase (decrease) in:
Accrued interest payable	(164)	(1,102)
Other liabilities	718	3,376

Net cash provided by operating activities	15,594	15,218

Cash flows from investing activities:
Purchases of securities available for sale	(101,320)	(109,546)
Sales of securities available for sale	61,074	60,695
Maturities of securities available for sale	26,655	53,832
Sales of nonperforming loans	-	500
Net (increase) decrease in other loans held for investment	6,662	(2,109)
Net (increase) decrease in:
Interest bearing bank balances	(31,744)	31,361
Federal funds sold	-	39,000
Bank premises and equipment	(944)	(18)
Net purchases of bank owned life insurance	(25)	(18)
Proceeds from sales of other real estate and other repossessed assets	4,863	3,483

Net cash provided by (used in) investing activities	(34,779)	77,180

(Continued)

FIRST M & F CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)	Six Months Ended June 30
	2011	2010
Cash flows from financing activities:
Net increase (decrease) in deposits	$49,075	$(44,464)
Net increase (decrease) in short-term borrowings	(28,434)	8,403
Proceeds from other borrowings	686	-
Repayments of other borrowings	(5,610)	(63,636)
Earnings distributions to noncontrolling interests	-	(1)
Common dividends paid	(185)	(183)
Preferred dividends paid	(300)	(750)

Net cash provided by (used in) financing activities	15,232	(100,631)

Net decrease in cash and due from banks	(3,953)	(8,233)

Cash and due from banks at January 1	45,099	42,446

Cash and due from banks at June 30	$41,146	$34,213

Supplemental disclosures:
Total interest paid	$9,346	$14,203
Total income taxes paid	3	231
Income tax refunds received	-	210

Transfers of loans to foreclosed property	7,618	11,539
Transfers of buildings to foreclosed property	-	176
U. S. Treasury preferred dividend accrued but unpaid	75	187
Accretion on U. S. Treasury preferred stock	572	126

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at
		June 30, 2011, Using
		Quoted
		Prices In
		Active
		Markets	Significant
	Assets/Liabilities	For	Other	Significant
	Measured at Fair	Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	June 30, 2011	(Level 1)	(Level 2)	(Level 3)

U.S. Government sponsored entities	$44,823	$-	$44,823	$-
Mortgage-backed investments	202,126	-	202,126	-
Obligations of states and political subdivisions	41,594	-	41,594	-
Collateralized debt obligations	946	-	-	946
Other debt securities	3,644	-	3,644	-
Total securities available for sale	$293,133	$-	$292,187	$946

Interest rate swap	103	-	-	103

Mortgage derivative assets	51	-	-	51

Mortgage derivative liabilities	17	-	-	17

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

Interest rate swap. The interest rate swap is valued using a discounted cash flow model. Future net cash flows are estimated based on the forward LIBOR rate curve, the payment terms of the swap and potential credit events. These cash flows are discounted using a rate derived from the forward swap curve, with the resulting fair value being classified as a Level 3 valuation.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

The following table reports the activity for the second quarter and year-to-date periods ending June 30, 2011 and 2010 in assets measured at fair value on a recurring basis using significant unobservable (Level 3) inputs.

(Dollars in thousands)	Three Months Ended			Six Months Ended
	June 30, 2011			June 30, 2011
	Collateralized		Interest	Collateralized		Interest
	Debt	Mortgage	Rate	Debt	Mortgage	Rate
	Obligations	Derivatives	Swap	Obligations	Derivatives	Swap
Beginning Balance	$866	$31	$988	$934	$218	$817
Total gains or losses (realized/unrealized)
Other-than-temporary impairment included in earnings	(85)	-	-	(381)	-	-
Other-than-temporary impairment (included in) transferred from other comprehensive income	87	-	-	143	-	-
Other gains/losses included in other comprehensive income	78	-	(1,049)	250	-	(907)
Net swap settlement recorded	-	-	164	-	-	193
IRLC and FSA issuances	-	39	-	-	206	-
IRLC and FSA expirations and fair value changes included in earnings	-	(5)	-	-	(218)	-
IRLC transfers into closed loans/FSA transferred on sales	-	(31)	-	-	(172)	-
Ending Balance	$946	$34	$103	$946	$34	$103

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(85)	$-	$(164)	$(381)	$-	$(193)

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2010		June 30, 2010
	Collateralized		Collateralized
	Debt	Mortgage	Debt	Mortgage
	Obligations	Derivatives	Obligations	Derivatives
Beginning Balance	$1,045	$68	$1,080	$84
Total gains or losses (realized/unrealized)
Other-than-temporary impairment included in earnings	(164)	-	(366)	-
Other-than-temporary impairment (included in) transferred from other comprehensive income	68	-	(2)	-
Other gains/losses included in other comprehensive income	(66)	-	171	-
IRLC and FSA issuances, expirations and fair value changes included in earnings	-	66	-	61
IRLC transfers into closed loans	-	(44)	-	(55)
Ending Balance	$883	$90	$883	$90

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(164)	$-	$(366)	$-

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

The following tables summarize assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	06/30/11 (a)	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$21,532	$-	$-	$21,532
Loan foreclosures	1,178	-	-	1,178
Other real estate	8,678	-	-	8,678

The following tables summarize assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	12/31/10 (a)	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$27,335	$-	$-	$27,335
Loan foreclosures	5,013	-	-	5,013
Other real estate	12,498	-	-	12,498

(a)
These amounts represent the carrying amounts on the consolidated statement of condition at the balance sheet date for impaired real estate- secured loans and other real estate for which fair value re-measurements took place during the period. Loan foreclosures represent the fair value portion of the carrying amounts of other real estate properties that were re-measured at the point of foreclosure during the period and were still owned at the balance sheet date.

The following table summarizes losses recognized related to nonrecurring fair value measurements of individual assets or portfolios:

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Impaired loans (a)	$2,356	$2,537	$4,416	$3,648
Loan foreclosures (b)	345	276	817	1,596
Other real estate (c)	1,053	465	3,107	662

(a)
Represents additional impairments on loans which are based on the appraised value of the collateral. These impairments are accrued in the allowance for loan losses and charged to provision for loan loss expense.

(b)
Represents foreclosures of loans secured by real estate when the foreclosed value is lower than the carrying value of the loan. These amounts are charged to the allowance for loan losses with the fair value of the foreclosed property being recorded in other real estate.

(c)	Represents related losses of foreclosed properties that were measured at fair value subsequent to their initial acquisition.

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

Fair Value of Financial Instruments

The following table presents the carrying amounts and fair values of the Company’s financial instruments at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
(Dollars in thousands)	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and short-term investments	$169,993	$169,993	$142,202	$142,202
Securities available for sale	293,133	293,133	276,929	276,929
Loans held for sale	2,117	2,148	6,242	6,242
Loans held for investment	1,025,790	950,043	1,044,121	965,894
Agency accounts receivable	453	453	346	346
Accrued interest receivable	5,970	5,970	6,380	6,380
Nonmarketable equity investments	7,367	7,367	7,353	7,353
Investments in unconsolidated VIEs	3,568	3,568	3,615	3,615
Mortgage derivative assets	51	51	246	246
Financial liabilities:
Noninterest-bearing deposits	243,626	243,626	212,199	212,199
NOW, MMDA and savings deposits	689,238	689,238	645,433	645,433
Certificates of deposit	491,635	498,648	517,780	527,971
Short-term borrowings	5,047	5,047	33,481	33,481
Other borrowings	45,492	48,036	50,416	53,213
Junior subordinated debt	30,928	26,736	30,928	25,123
Agency accounts payable	1,773	1,773	586	586
Accrued interest payable	1,306	1,306	1,470	1,470
Mortgage derivative liabilities	17	17	28	28
Other financial instruments:
Commitments to extend credit and letters of credit	(7)	(286)	(15)	(306)
Interest rate swap	103	103	817	817

The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

Cash and due from banks, interest-bearing deposits with banks and Federal funds sold are valued at their carrying amounts which are reasonable estimates of fair value due to the relatively short period to maturity of the instruments.

Securities available for sale are predominantly valued based on prices obtained from an independent nationally recognized pricing service and market yield matrices. The Company uses an external pricing service to electronically provide prices by CUSIP number. These prices include exchange quoted prices, dealer quoted prices and prices derived from market yields published by specialized financial database providers. The price used is the one price per instrument provided for the securities that the service can produce prices for. No additional adjustments are made to the prices that are obtained from external pricing services. Typically, all securities except for some small municipal issues and the collateralized debt obligations are priced by the primary external provider. For issues that are not priced by the primary provider, the pricing disclosed in the investment accounting product provided by the broker-dealer affiliate of a correspondent bank is used. The broker-dealer’s accounting system uses prices provided by (1) the same external pricing service that the Company uses, (2) Standard & Poor’s, (3) matrix pricing with market yield inputs provided by Bloomberg and a municipal securities market data provider and (4) the broker-dealer’s trading staff. Any quotes provided by a broker-dealer are usually non-binding. However, the Company rarely uses solicited broker-dealer quotes to price any of its securities. The broker-dealer prices all municipal securities through its pricing matrix. At June 30, 2011, the only securities that were not priced by the primary provider were 13 municipal bonds representing 6 issuers and the collateralized debt obligations. The broker-dealer’s matrix prices were used for the municipal securities and a third-party provider’s modeled prices were used for the collateralized debt obligations (CDOs).

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

The primary method of validation of investment security values is the comparison of the prices received from the primary pricing service provider with the prices that are used in the broker-dealer’s investment accounting reports. The fair values used for selected agency, mortgage-backed and corporate securities are also periodically checked by comparing them to prices obtained from Bloomberg. The CDOs may be validated by comparing the fair values with those obtained by other valuation experts. We review the documentation provided with the CDO pricing and impairment models to assure that sound valuation methodologies are used and to determine whether or not the significant inputs are observable in the market.

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

Mortgage origination and sale commitments are considered derivatives and are therefore carried at fair value with the changes in fair value recorded in mortgage banking income. Mortgage-related commitments with positive values are carried in other assets and those with negative values are carried in other liabilities in the statement of condition. Mortgage derivatives are valued using a combination of market discount rates, dealer quotes, estimated servicing values and pull-through rates.

The interest rate swap is being used to hedge the interest cash flows on the Company’s junior subordinated debentures. It is valued using a discounted cash flow methodology with cash flows being estimated from the 3-month LIBOR curve and discount rates derived from the swap curve.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 3:  Investment Securities

The following is a summary of the amortized cost and fair value of securities available for sale at June 30, 2011 and December 31, 2010:

	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2011:
U.S. Government sponsored entities	$44,263	$590	$30	$44,823
Mortgage-backed investments	197,135	5,069	78	202,126
Obligations of states and political subdivisions	39,918	1,707	31	41,594
Collateralized debt obligations	3,387	-	2,441	946
Other debt securities	3,601	71	28	3,644

	$288,304	$7,437	$2,608	$293,133

December 31, 2010:
U.S. Government sponsored entities	$58,152	$650	$191	$58,611
Mortgage-backed investments	170,039	4,268	386	173,921
Obligations of states and political subdivisions	40,924	1,104	200	41,828
Collateralized debt obligations	3,768	-	2,834	934
Other debt securities	1,538	97	-	1,635

	$274,421	$6,119	$3,611	$276,929

Provided below is a summary of securities available for sale which were in an unrealized loss position and the length of time that individual securities have been in a continuous loss position at June 30, 2011 and December 31, 2010. Securities on which we have taken only credit-related other-than-temporary-impairment (OTTI) write-downs are categorized as being “less than 12 months” or “12 months or more” in a continuous loss position based on the point in time that the fair value declined to below the amortized cost basis and not the period of time since the OTTI write-down.

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2011:
U.S. Government sponsored entities	$3,534	$30	$-	$-	$3,534	$30
Mortgage-backed investments	9,783	78	-	-	9,783	78
Obligations of states and political subdivisions	1,403	25	147	6	1,550	31
Collateralized debt obligations	-	-	946	2,441	946	2,441
Other debt securities	2,423	28	-	-	2,423	28

	$17,143	$161	$1,093	$2,447	$18,236	$2,608

December 31, 2010:
U.S. Government sponsored entities	$10,898	$191	$-	$-	$10,898	$191
Mortgage-backed investments	35,821	386	-	-	35,821	386
Obligations of states and political subdivisions	5,898	162	317	38	6,215	200
Collateralized debt obligations	-	-	934	2,834	934	2,834

	$52,617	$739	$1,251	$2,872	$53,868	$3,611

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 3:  (Continued)

At June 30, 2011 there were 4 U.S. government sponsored entity securities with unrealized losses less than 12 months. There were 4 mortgage-backed securities with unrealized losses less than 12 months. There was 1 municipal security with unrealized losses of 12 months or longer and there were 4 municipal securities with unrealized losses less than 12 months. There were 2 corporate securities with unrealized losses less than 12 months. The unrealized losses associated with the U.S. government sponsored entity, mortgage-backed and corporate securities were primarily driven by changes in market rates and liquidity and not due to the credit quality of the securities. One municipal security issued by a California school district has been in an unrealized loss position for over 12 months. The largest unrealized loss for the security during the prior 12 months was $24 thousand. The securities are rated A1 by Moody’s and management expects to receive the security’s contractual cash flows. The 4 municipal securities that were in unrealized loss positions for less than a year were in unrealized loss positions due primarily to fluctuations in interest rates and market liquidity.

There are five collateralized debt obligations that represent the majority of unrealized losses in the investment portfolio. These obligations are secured by commercial bank trust preferred securities. Management has evaluated these instruments for impairment as of each quarter end within the accounting guidelines for determining impairments for beneficial interests using the discounted cash flow approach prescribed, which required management to make assumptions concerning the estimates of the ultimate collectability of the contractual cash flows of the beneficial interests owned. Credit downgrades of the beneficial interests are also factored in when determining whether the impairments in these securities are other-than-temporary. The discounted cash flow estimates depend on the expected cash flows that the beneficial interest issuer will receive on its investments in the trust preferred securities (the CDO collateral) of the commercial bank investees. The ability of the banks that issued trust preferred securities to the beneficial interest issuer to pay their obligations is determined based on an analysis of the financial condition of the banks. Generally, the same factors that result in credit downgrades of the beneficial interests also result in negative adjustments to expected cash flows of the underlying collateral. This analysis results in an estimate of the timing and amount of cash flows derived from a determination of how many would default on their obligations and how many would eventually pay off their obligations and the timing of those events. Those estimated cash flows would first pay off more senior beneficial interests if certain collateral coverage ratios are not maintained, with the remaining amounts eventually flowing through to the interests owned by the Company. Based on this type of analysis for each beneficial interest issuer, the cash flows of each of the five beneficial interests owned by the Company are projected and discounted to their present values and compared to the amortized cost book values of the interests. This analysis has resulted in other-than-temporary impairment (OTTI) conditions for all five of the securities since 2008. During the first quarter of 2011, three of the securities incurred other-than-temporary impairments that resulted in $296 thousand in credit-related losses being charged against earnings with the remaining non-credit-related losses being charged to other comprehensive income. During the second quarter of 2011, one security incurred an other-than-temporary impairment that resulted in $85 thousand in credit-related losses being charged against earnings. Management believes that as the economy improves, the deferrals related to the CDO collateral will cure and provide enough cash flows to the CDOs for the Company to recover its adjusted book values.

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

In July 2011 the MM Community Funding IX trust incurred additional defaults on $20.000 million par value of collateral securities. As stated in Note 16: Subsequent Events, management believes that there may be additional other-than-temporary credit impairments in a range of $140 thousand to $160 thousand during the third quarter of 2011 related to the investment. Management estimates that the fair value of its beneficial interest in the MM Community Funding IX trust will decrease from the $207 thousand stated June 30, 2011 value to a fair value in the range of $90 thousand to $100 thousand.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 3:  (Continued)

The following table provides a roll forward of the cumulative activity related to credit losses on debt securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income.

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Beginning balance	$1,528	$1,031	$1,232	$829
OTTI credit losses on securities not previously impaired	-	-	-	-
OTTI credit losses on previously impaired securities	85	164	381	366

Ending balance	$1,613	$1,195	$1,613	$1,195

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

The following is a summary of gains and losses on securities available for sale:

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Proceeds from sales	$19,653	$21,147	$61,074	$60,695

Gross realized gains	388	709	1,746	1,803
Gross realized losses	47	1	56	91

Net gains from sales	$341	$708	$1,690	$1,712

Gross recognized losses related to the credit component of other- than-temporary impairments	$85	$164	$381	$366

Realized gains and losses on securities available for sale are determined using the specific amortized cost of the securities sold.

Securities with a carrying value totaling $232.788 million at June 30, 2011 and $218.736 million at December 31, 2010 were pledged to secure an interest rate swap, public deposits, short-term borrowings and for other purposes required or permitted by law.

The amortized cost and fair values of debt securities available for sale at June 30, 2011, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with, or without, call or prepayment penalties. Mortgage-backed securities receive monthly payments based on the cash flows of the underlying collateral. Therefore, their stated maturities do not represent the timing of principal amounts received and no maturity distributions are shown for these securities.

	Amortized	Fair
(Dollars in thousands)	Cost	Value

One year or less	$29,762	$30,052
After one through five years	42,130	43,444
After five through ten years	15,248	15,901
After ten years	4,029	1,610
	91,169	91,007
Mortgage-backed investments	197,135	202,126

	$288,304	$293,133

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  Loans and Allowance for Loan Losses

The Bank's loan portfolio includes commercial, consumer, agricultural and residential loans originated primarily in its markets in central and north Mississippi, southwest Tennessee, central Alabama and the Florida panhandle. The following is a summary of the Bank's loans held for investment, net of unearned income of $2.095 million at June 30, 2011 and $2.439 million at December 31, 2010:

(Dollars in thousands)	June 30	December 31
	2011	2010

Construction and land development loans	$87,826	$89,093
Other commercial real estate loans	533,720	557,638
Asset-based loans	40,017	28,132
Other commercial loans	112,046	105,094
Home equity loans	38,891	40,305
Other 1-4 family residential loans	187,932	195,184
Consumer loans	44,163	44,700

Total loans	$1,044,595	$1,060,146

The Bank uses loans as collateral for borrowings at the Federal Reserve Bank and a Federal Home Loan Bank. Approximately $16.605 million and $15.658 million of commercial and consumer loans were pledged to a line of credit with the Federal Reserve Bank at June 30, 2011 and December 31, 2010 respectively. Approximately $230.961 million and $247.422 million of individual real estate-secured loans were pledged to the Federal Home Loan Bank at June 30, 2011 and December 31, 2010, respectively.

The following table presents a summary of the past due status of all loans, including nonaccrual loans, by type at June 30, 2011:

(Dollars in thousands)							Total
	30-59	60-89	Greater	Total		Total	Loans > 90
	Days	Days	Than	Past		Loans	Days and
	Past Due	Past Due	90 Days	Due	Current	Receivable	Accruing
Construction and land development loans	$1,000	$1,387	$8,871	$11,258	$76,568	$87,826	$307
Other commercial real estate loans	707	3,039	17,379	21,125	512,595	533,720	67
Asset based loans	-	-	-	-	40,017	40,017	-
Other commercial loans	759	17	1,046	1,822	110,224	112,046	108
Home equity loans	44	349	392	785	38,106	38,891	6
Other 1-4 family residential loans	2,130	203	2,169	4,502	183,430	187,932	279
Consumer loans	149	55	140	344	43,819	44,163	17
Total	$4,789	$5,050	$29,997	$39,836	$1,004,759	$1,044,595	$784

The following table presents a summary of the past due status of all loans, including nonaccrual loans, by type at December 31, 2010:

(Dollars in thousands)							Total
	30-59	60-89	Greater	Total		Total	Loans > 90
	Days	Days	Than	Past		Loans	Days and
	Past Due	Past Due	90 Days	Due	Current	Receivable	Accruing
Construction and land development loans	$1,295	$388	$11,190	$12,873	$76,220	$89,093	$274
Other commercial real estate loans	997	1,453	11,632	14,082	543,556	557,638	-
Asset based loans	-	-	-	-	28,132	28,132	-
Other commercial loans	873	48	2,028	2,949	102,145	105,094	99
Home equity loans	453	-	220	673	39,632	40,305	-
Other 1-4 family residential loans	2,396	452	2,549	5,397	189,787	195,184	564
Consumer loans	315	147	46	508	44,192	44,700	14
Total	$6,329	$2,488	$27,665	$36,482	$1,023,664	$1,060,146	$951

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  (Continued)

The following table presents a summary of the nonaccrual status of loans by type at June 30, 2011 and December 31, 2010 and other nonperforming assets:

(Dollars in thousands)	June 30, 2011	December 31, 2010
Construction and land development loans	$9,735	$13,993
Other commercial real estate loans	18,506	13,027
Asset based loans	-	-
Other commercial loans	1,141	2,151
Home equity loans	639	303
Other 1-4 family residential loans	2,633	3,560
Consumer loans	146	93
Total nonaccrual loans	$32,800	$33,127
Other real estate owned	30,650	31,125

Total nonperforming credit-related assets	$63,450	$64,252

The following table presents a summary of the past due and nonaccrual status of troubled debt restructurings by type at June 30, 2011 and December 31, 2010:

	June 30, 2011
(Dollars in thousands)		Accruing
		30-59
		Days
	Current	Past Due	Nonaccrual	Total
Construction and land development loans	$3,835	$-	$1,520	$5,355
Other commercial real estate loans	15,908	145	6,352	22,405
Other commercial loans	1,926	-	52	1,978
Other 1-4 family residential loans	1,175	-	307	1,482
Total restructured loans	$22,844	$145	$8,231	$31,220

	December 31, 2010
(Dollars in thousands)		Accruing
		30-59
		Days
	Current	Past Due	Nonaccrual	Total
Construction and land development loans	$2,135	$-	$-	$2,135
Other commercial real estate loans	14,419	-	-	14,419
Other commercial loans	-	153	57	210
Other 1-4 family residential loans	1,346	-	-	1,346
Total restructured loans	$17,900	$153	$57	$18,110

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  (Continued)

The following table presents a summary of loans by credit risk rating at June 30, 2011.

(Dollars in thousands)		Other Commercial
	Construction	Real Estate	Asset-Based	Other Commercial
10 and 20	$-	$-	$-	$15,895
30-32	52,739	445,395	31,488	90,319
40	7,294	37,766	7,474	1,712
50	20,846	50,559	1,055	3,399
60	6,947	-	-	721
Total	$87,826	$533,720	$40,017	$112,046

(Dollars in thousands)
	Home Equity	Other 1-4 Family	Consumer	Total
10 and 20	$-	$124	$13,949	$29,968
30-32	37,690	173,330	29,440	860,401
40	480	8,447	268	63,441
50	721	5,938	503	83,021
60	-	93	3	7,764
Total	$38,891	$187,932	$44,163	$1,044,595

The following table presents a summary of loans by credit risk rating at December 31, 2010.

(Dollars in thousands)		Other Commercial
	Construction	Real Estate	Asset-Based	Other Commercial
10 and 20	$-	$-	$-	$13,141
30-32	51,077	472,614	19,162	79,856
40	4,111	30,696	7,947	3,771
50	26,978	54,178	1,023	7,565
60	6,927	150	-	761
Total	$89,093	$557,638	$28,132	$105,094

(Dollars in thousands)
	Home Equity	Other 1-4 Family	Consumer	Total
10 and 20	$-	$170	$14,516	$27,827
30-32	39,478	179,501	29,288	870,976
40	274	8,514	292	55,605
50	508	6,810	600	97,662
60	45	189	4	8,076
Total	$40,305	$195,184	$44,700	$1,060,146

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  (Continued)

The following table summarizes loans that were individually reviewed for impairment allowances at June 30, 2011:

(Dollars in thousands)
		Unpaid
	Recorded	Principal	Specific
	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Construction and land development loans	$13,493	$18,319	$-
Other commercial real estate loans	34,100	36,754	-
Asset based loans	-	-	-
Other commercial loans	728	754	-
Home equity loans	721	721	-
Other 1-4 family residential loans	2,835	2,836	-
Consumer loans	452	462	-

Loans with a specific valuation allowance:
Construction and land development loans	$14,209	$18,046	$3,333
Other commercial real estate loans	16,459	18,129	2,658
Asset based loans	-	-	-
Other commercial loans	3,393	3,545	1,341
Home equity loans	-	-	-
Other 1-4 family residential loans	3,286	3,307	1,261
Consumer loans	54	54	40

Total:
Construction and land development loans	$27,702	$36,365	$3,333
Other commercial real estate loans	50,559	54,883	2,658
Asset based loans	-	-	-
Other commercial loans	4,121	4,299	1,341
Home equity loans	721	721	-
Other 1-4 family residential loans	6,121	6,143	1,261
Consumer loans	506	516	40

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  (Continued)

The following table summarizes loans that were individually reviewed for impairment allowances at June 30, 2011:

(Dollars in thousands)	Average	Interest	Average	Interest
	Investment	Income	Investment	Income
	In Impaired Loans	Recognized	In Impaired Loans	Recognized
	Quarter-to-Date	Quarter-to-Date	Year-to-Date	Year-to-Date
Loans without a specific valuation allowance:
Construction and land development loans	$9,294	$115	$14,894	$247
Other commercial real estate loans	19,933	290	34,179	774
Asset based loans	-	-	-	-
Other commercial loans	-	-	3,156	79
Home equity loans	730	4	719	4
Other 1-4 family residential loans	2,905	31	3,000	65
Consumer loans	416	7	471	14

Loans with a specific valuation allowance:
Construction and land development loans	$16,583	$97	$14,700	$193
Other commercial real estate loans	23,563	1	16,656	47
Asset based loans	-	-	-	-
Other commercial loans	5,490	53	3,413	62
Home equity loans	-	-	-	-
Other 1-4 family residential loans	3,725	40	3,291	44
Consumer loans	7	1	56	1

Total:
Construction and land development loans	$25,877	$212	$29,594	$440
Other commercial real estate loans	43,496	291	50,835	821
Asset based loans	-	-	-	-
Other commercial loans	5,490	53	6,569	141
Home equity loans	730	4	719	4
Other 1-4 family residential loans	6,630	71	6,291	109
Consumer loans	423	8	527	15

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  (Continued)

The following table summarizes activity in the allowance for loan losses for the six months ended June 30, 2011 by loan category:

(Dollars in thousands)
	Construction	Other CRE	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of period	$3,942	$2,763	$4,442	$3,701	$1,177	$-	$16,025
Provision charged to expense	127	2,092	1,798	566	277	-	4,860
Losses charged off	(331)	(1,017)	(1,095)	(706)	(440)	-	(3,589)
Recoveries	882	264	137	121	105	-	1,509
Balance, end of period	$4,620	$4,102	$5,282	$3,682	$1,119	$-	$18,805
Ending balance:
individually evaluated for impairment	$3,333	$2,658	$1,341	$1,261	$40	$-	$8,633
Ending balance:
collectively evaluated for impairment	$1,287	$1,444	$3,941	$2,421	$1,079	$-	$10,172
Ending balance:
loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Loans:
Ending balance	$87,826	$533,720	$152,063	$226,823	$44,163	$-	$1,044,595
Ending balance:
individually evaluated for impairment	$27,702	$50,559	$4,121	$6,842	$506	$-	$89,730
Ending balance:
collectively evaluated for impairment	$60,124	$483,161	$147,942	$219,981	$43,657	$-	$954,865
Ending balance:
loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  (Continued)

The following table summarizes activity in the allowance for loan losses for the three months ended June 30, 2011 by loan category:

(Dollars in thousands)
	Construction	Other CRE	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of period	$4,124	$3,165	$5,023	$3,606	$1,125	$-	$17,043
Provision charged to expense	13	1,295	421	366	185	-	2,280
Losses charged off	(111)	(515)	(255)	(326)	(235)	-	(1,442)
Recoveries	594	157	93	36	44	-	924
Balance, end of period	$4,620	$4,102	$5,282	$3,682	$1,119	$-	$18,805

The following table is a summary of the activity in the allowance for loan losses for the second quarter and year-to-date periods ending June 30, 2011 and 2010.

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Beginning balance	$17,043	$21,115	$16,025	$24,014

Loans charged off	(1,442)	(5,706)	(3,589)	(11,309)
Charge offs resulting from write-downs of loans transferred to held for sale status	-	-	-	(325)
Recoveries	924	512	1,509	1,261
Net charge-offs	(518)	(5,194)	(2,080)	(10,373)

Provision for loan losses	2,280	2,380	4,860	4,660

Ending balance	$18,805	$18,301	$18,805	$18,301

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

Restructured loans are considered to be impaired loans. A troubled debt restructuring occurs when a creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. That concession either stems from an agreement between the creditor and the debtor or is imposed by law or a court. The following table presents information about the Company’s restructured loans as of June 30, 2011 and December 31, 2010:

(Dollars in thousands)	June 30, 2011		December 31, 2010
	Recorded		Recorded
	Balance	Allowance	Balance	Allowance
Restructured loans with an allowance:
Construction and land development loans	$3,655	$650	$2,135	$450
Other commercial real estate loans	7,667	685	2,086	160
Other commercial loans	1,849	68	210	175
Other 1-4 family residential loans	1,175	531	1,179	512

Restructured loans without an allowance:
Construction and land development loans	1,700	-	-	-
Other commercial real estate loans	14,738	-	12,333	-
Other commercial loans	129	-	-	-
Other 1-4 family residential loans	307	-	167	-

Total restructured loans	$31,220	$1,934	$18,110	$1,279

At June 30, 2011, there were $411 thousand in available credit commitments for construction and land development restructured loans. At December 31, 2010, there were no available credit commitments for any restructured loans.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 5:  Other Intangible Assets

Following is a summary of intangible assets, net of accumulated amortization, included in the consolidated statements of condition:

	Core Deposit Intangible
	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30		June 30
	2011	2010	2011	2010
Beginning Balance	$4,906	$5,333	$5,013	$5,439
Amortization expense	(107)	(107)	(214)	(213)

Ending Balance	$4,799	$5,226	$4,799	$5,226

Estimated amortization expense
Remainder of 2011			$213
2012			427
2013			427
2014			427
2015			427
2016			427

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 6:  Borrowing Arrangements

The following is a summary of other borrowings at June 30, 2011 and December 31, 2010:

(Dollars in thousands)	June 30	December 31
	2011	2010
Company’s line of credit in the amount of $5,000,000, maturing in March 2012; secured by approximately 51% of the Bank’s common stock; interest payable quarterly at the prime rate with a floor of 3.50%	$3,417	$3,417

Bank’s advances from Federal Home Loan Banks	42,075	46,999

	$45,492	$50,416

Company’s junior subordinated debentures, interest payable quarterly at 90-day LIBOR plus 1.33% through March 2036; redeemable after March 2011	$30,928	$30,928

The Company’s correspondent line of credit, as modified in February 2011, requires two principal payments of at least $125 thousand each – one during the fourth quarter of 2011 and one during the first quarter of 2012. The line of credit is not revolving and therefore the Company may not re-borrow any amounts paid on the note. The line of credit also contains certain restrictive covenants related to capital ratios, asset quality, returns on average assets, dividends and supervisory actions by the Company’s regulators. The Company was in compliance with the covenants at June 30, 2011.

The Bank has advances and letters of credit from the Federal Home Loan Bank of Dallas (FHLB) collateralized by real estate-secured loans. The Bank must pledge collateral to obtain advances from the FHLB. Based on the amount of collateral pledged as of June 30, 2011 the Bank had approximately $552 thousand in available credit although any new advances could only be received after approval by the FHLB.

The Bank has a line of credit with the Federal Reserve Discount Window collateralized by commercial and consumer loans. The bank had a line of credit of approximately $10.793 million at June 30, 2011, all of which was available.

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

Accretion of the discount associated with the preferred stock is recognized as an increase to preferred stock dividends in determining net income available to common shareholders. The discount on the Class B, Series A Preferred Stock was being amortized over a five-year period using the effective yield method. The discount on the Class B, Series CD Preferred Stock is being amortized over an eight-year period. The discount accretion recognized on the Class B, Series A Preferred Stock was $126 thousand during the first six months of 2010 and $64 thousand during the second quarter of 2010. The discount accretion recognized on the Class B, Series CD Preferred Stock was $572 thousand during the first six months of 2011 and $289 thousand during the second quarter of 2011.

The following table summarizes preferred stock of the Company.

		Shares at		Shares at		Carrying Value
(Dollars in thousands)		June 30, 2011		December 31, 2010		June 30	December 31
	Rate	Authorized	Outstanding	Authorized	Outstanding	2011	2010
Class A	-	1,000,000	-	1,000,000	-	$-	$-
Class B:		1,000,000		1,000,000
Series A	5.00%		-		-	-	-
Series CD	2.00%		30,000		30,000	16,962	16,390
						$16,962	$16,390

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 8:  Pension and Other Employee Benefit Plans

As discussed in Note 18: Employee Benefit Plans, to the December 31, 2010 financial statements, the Bank has a defined benefit pension plan covering substantially all full time employees of the Bank and its subsidiaries. The following table provides a summary of the components of the unamortized pension costs recognized in stockholders’ equity as of June 30, 2011 and December 31, 2010:

(Dollars in thousands)	Balance	2011	Balance
	12/31/10	Amortization	06/30/11
Unamortized prior service cost	$(25)	$12	$(13)
Unamortized actuarial loss	2,952	(492)	2,460
	2,927	(480)	2,447
Deferred taxes	(1,092)	179	(913)
Net unamortized pension costs	$1,835	$(301)	$1,534

The following is a summary of the components of net periodic benefit costs for the three-month and six-month periods ended June 30, 2011 and 2010:

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Interest cost	$112	$117	$224	$234
Expected return on plan assets	(141)	(132)	(282)	(264)
Amortization of prior service costs	(6)	(9)	(12)	(18)
Recognized actuarial loss	246	221	492	442

Net pension cost	$211	$197	$422	$394

The Company made $56 thousand in contributions to the pension plan during the first half of 2011. The Company made a $224 thousand contribution to the pension plan during the second quarter of 2010. The Company expects to make approximately $112 thousand in contributions to the pension plan during the second half of 2011.

The Company made $75 thousand in contributions to the ESOP and $156 thousand in matching contributions to the 401k plan during the first six months of 2011. The Company made $75 thousand in contributions to the ESOP and $178 thousand in matching contributions to the 401k plan during the first six months of 2010.

The Company has a nonqualified deferred compensation plan for certain senior officers. Participants deferred $29 thousand of compensation and received $4 thousand in distributions during the first six months of 2011. Participants deferred $28 thousand of compensation and received $21 thousand in distributions during the first six months of 2010. Employee benefit expenses include charges for earnings increases of $47 thousand for the first six months of 2011 and $31 thousand for the first six months of 2010. The plan incurred $2 thousand of expenses during the first six months of 2011 and $1 thousand during the first six months of 2010. Liabilities of the plan were $537 thousand at June 30, 2011 and $438 thousand at June 30, 2010, substantially all of which were vested.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 9:  Share-based Compensation

The Company uses the fair value method of accounting for stock-based compensation. The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model.

The following table is a summary of stock awards activity:

	2005 Plan					1999 Plan
		Restricted Stock		Stock Options		Stock Options
			Weighted
			Average
	Shares		Grant		Weighted		Weighted
	Available	Number	Date	Number	Average	Number	Average
	For	of	Fair	Of	Exercise	Of	Exercise
	Grant	Shares	Value	Shares	Price	Shares	Price
January 1, 2010	590,234	77,000	$16.841	16,000	$13.288	21,600	$15.087
Awards Granted	(2,000)	-	-	2,000	4.890	-	-
Vested	-	-	-	-	-	-	-
Forfeitures	12,400	(11,000)	16.060	(1,400)	16.051	(200)	17.000
Expired	-	-	-	-	-	(5,600)	12.127
June 30, 2010	600,634	66,000	$16.971	16,600	$12.043	15,800	$16.018

January 1, 2011	603,634	63,000	$16.966	16,600	$12.043	15,800	$16.018
Awards Granted	(3,000)	-	-	3,000	4.120	-	-
Vested	-	(6,000)	16.855	-	-	-	-
Forfeitures	4,800	(3,000)	17.075	(1,800)	13.840	-	-
Expired	-	-	-	-	-	-	-
June 30, 2011	605,434	54,000	$17.006	17,800	$10.526	15,800	$16.018

Shares exercisable at June 30, 2011		-	-	9,200	$14.506	15,800	$16.018

The Company estimates a forfeiture rate of 9.45% (1.89% annual rate) for stock options issued to employees and a forfeiture rate of 5.45% (1.09% annual rate) for stock options issued to directors in determining net compensation costs. At June 30, 2011, there were $13 thousand in unrecognized compensation costs related to stock option awards.

The Company has issued restricted stock awards to certain executives and senior officers. The awards vest over periods of one to seven years and are forfeited in their entirety if the officer leaves the Company before the end of the vesting term. Additionally the restricted shares include a performance condition that may accelerate vesting at the achievement of a diluted earnings per share and net income target. Non-achievement of the performance condition during the vesting period would not prevent vesting of the shares. Dividends are paid quarterly to restricted stock grantees. At June 30, 2011, there were $167 thousand in unrecognized compensation costs. The unrecognized costs at June 30, 2011, are expected to be recognized over a weighted-average period of 1.1 years. The Company estimates that 4.00% (.57% annual rate) of the nonvested shares will be forfeited in determining net compensation expenses recognized.

In July 2010 the Board of Directors approved the reservation of 1,000,000 shares of authorized, unissued shares for issuance in lieu of cash for directors’ fees earned for 2010 and beyond. All shares are issued at market value and provide a convenient way for directors to receive shares of the Company based on the amount of directors’ fees that would otherwise be paid. Directors individually elect a percentage of their compensation, not less than 50%, to be received in common stock with the balance of the fees being paid in cash each quarter. For the first half of 2010, the Board authorized the issuance of 18,681 shares, which were issued in July 2010, to directors in lieu of cash director fees. For the first quarter of 2011, 8,967 shares were issued to directors in lieu of fees. For the second quarter of 2011, 9,617 shares were issued to directors in lieu of fees.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 10:  Accumulated Other Comprehensive Income

The following is a summary of the gross amounts of accumulated other comprehensive income and the related income tax effects:

(Dollars in thousands)	Gross	Tax	Net

June 30, 2011:
Net unrealized gain on securities available for sale	$7,270	$2,712	$4,558
Net unrealized loss on other-than-temporarily impaired securities available for sale	(2,441)	(910)	(1,531)
Net unamortized pension costs	(2,447)	(913)	(1,534)
Net unrealized gain on cash flow hedge	103	39	64

	$2,485	$928	$1,557

December 31, 2010:
Net unrealized gain on securities available for sale	$5,342	$1,993	$3,349
Net unrealized loss on other-than-temporarily impaired securities available for sale	(2,834)	(1,057)	(1,777)
Net unamortized pension costs	(2,927)	(1,092)	(1,835)
Net unrealized gain on cash flow hedge	817	305	512

	$398	$149	$249

June 30, 2010:
Net unrealized gain on securities available for sale	$9,339	$3,485	$5,854
Net unrealized loss on other-than-temporarily impaired securities available for sale	(2,698)	(1,007)	(1,691)
Net unamortized pension costs	(3,052)	(1,138)	(1,914)

	$3,589	$1,340	$2,249

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

Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Total Capital and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined). Management believes, as of June 30, 2011, that all capital adequacy requirements have been met.

As of June 30, 2011, the most recent notification by the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 11:  (Continued)

The Company's and Bank's actual capital amounts and ratios as of June 30, 2011, and December 31, 2010, are also presented in the table:

(Dollars in thousands)	Actual		Minimum Capital		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2011:
Total capital (to risk weighted assets):
Company	$139,435	11.81%	$94,463	8.00%	$-	-
Bank	138,662	11.76%	94,318	8.00%	117,898	10.00%

Tier I capital (to risk weighted assets):
Company	124,625	10.55%	47,232	4.00%	-	-
Bank	123,874	10.51%	47,159	4.00%	70,739	6.00%

Tier I capital (to average assets):
Company	124,625	7.87%	63,370	4.00%	-	-
Bank	123,874	7.83%	63,268	4.00%	79,086	5.00%

December 31, 2010:
Total capital (to risk weighted assets):
Company	$135,291	11.30%	$95,790	8.00%	$-	-
Bank	134,020	11.22%	95,568	8.00%	119,460	10.00%

Tier I capital (to risk weighted assets):
Company	120,310	10.05%	47,895	4.00%	-	-
Bank	119,074	9.97%	47,784	4.00%	71,676	6.00%

Tier I capital (to average assets):
Company	120,310	7.74%	62,211	4.00%	-	-
Bank	119,074	7.66%	62,155	4.00%	77,693	5.00%

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

The Bank is required to obtain prior approval from its primary regulators – the Federal Deposit Insurance Corporation and the State of Mississippi Department of Banking and Consumer Finance – to pay dividends to the Company.

In November 2009, the Company entered into an informal agreement with the Federal Reserve Bank of St. Louis (the “Federal Reserve”). The agreement requires prior approval by the Federal Reserve of (1) the declaration or payment by the Company of dividends to shareholders and (2) the payment of interest on outstanding trust preferred securities and the payment of dividends on outstanding TARP preferred stock and (3) the incurrence of additional debt. The agreement is not a “written agreement” for purposes of Section 8 of the Federal Deposit Insurance Act, as amended. The Federal Reserve approved, pursuant to the informal agreement, the common dividends payable to shareholders, the interest payment on the trust preferred securities and the dividends payable on the TARP preferred stock for the first six months of 2011.

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 12:  Income Taxes

Income tax expense was as follows:

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Current income tax expense	$1	$5	$2	$93
Deferred income tax expense	293	115	407	328
Total income tax expense	$294	$120	$409	$421

Net deferred tax assets totaled $13.377 million at June 30, 2011 and $14.563 million at December 31, 2010. No valuation allowance has been accrued for the deferred tax assets at June 30, 2011 as management believes that it is more likely than not that all of the deferred tax assets will be realized in the foreseeable future. Deferred tax expenses for the six months ended June 30, 2011 have been reduced by $110 thousand for Federal tax credits related to a low income housing tax credit investment.

In connection with its 2009 operating loss and estimated 2010 net operating loss, the Company had the following net operating losses and tax credits available for carryover for Federal income tax purposes at June 30, 2011:

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

The Company had no material recognized uncertain tax positions as of June 30, 2011 or December 31, 2010 and therefore did not have any tax accruals in 2011 or 2010 related to uncertain positions. The Company is no longer subject to Federal income tax examinations of tax returns filed for years before 2007.

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

The calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share were as follows:

(Dollars in thousands, except per share data)	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Net income	$1,106	$1,272	$2,056	$2,125
Preferred dividends	440	439	872	876
Net income attributable to common stock	666	833	1,184	1,249

Net income allocated to common stockholders:
Distributed	93	92	185	183
Undistributed	568	734	991	1,056
	$661	$826	$1,176	$1,239

Weighted-average basic common and participatingshares outstanding	9,178,201	9,139,390	9,173,888	9,142,849
Less: weighted average participating restricted shares outstanding	59,934	70,044	60,182	73,503
Weighted-average basic shares outstanding	9,118,267	9,069,346	9,113,706	9,069,346

Basic net income per share	$.07	$.09	$.13	$.14

Weighted-average basic common and participating shares outstanding	9,178,201	9,139,390	9,173,888	9,142,849
Add: share-based options and stock warrant	-	-	-	-
	9,178,201	9,139,390	9,173,888	9,142,849
Less: weighted average participating restricted shares outstanding	59,934	70,044	60,182	73,503
Weighted-average dilutive shares outstanding	9,118,267	9,069,346	9,113,706	9,069,346

Dilutive net income per share	$.07	$.09	$.13	$.14

Weighted-average shares of potentially dilutiveinstruments that are not included in the dilutive share calculation due to anti-dilutive effect:
Compensation plan-related stock options	32,848	38,941	32,625	38,274
Common stock warrant	513,113	513,113	513,113	513,113

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 14:  Derivative Financial Instruments

In November 2010 the Company entered into an interest rate swap designed to hedge the interest cash flows of its junior subordinated debentures. The swap became effective on March 15, 2011, which is the date on which the junior subordinated debentures switched from a fixed interest rate to a floating interest rate. The maturity date of the swap is March 15, 2018. The Company expects the hedge to be highly effective and it is being accounted for as a cash flow hedge. The unrealized gains and losses of the interest rate swap are being recorded in accumulated other comprehensive income until the interest payment due dates when the balance remaining in other comprehensive income will be removed and charged or credited to interest expense. The swap is designed to make fixed rate payments at 3.795% and receive floating rate payments at three month LIBOR plus 1.33%. Government sponsored entity securities with a fair value of $1.525 million and cash of $370 thousand were pledged as collateral on the swap at June 30, 2011.

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

The following tables summarize the Company’s derivative positions:

	As of June 30, 2011
	Asset Derivatives			Liability Derivatives
	Balance			Balance
(Dollars in thousands)	Sheet	Notional	Fair	Sheet	Notional	Fair
	Classification	Amount	Value	Classification	Amount	Value
Derivatives designated in cash flow hedging relationships:
Interest rate swap	Other assets	$30,000	$103	Other liabilities	$-	$-

Derivatives not designated as hedging instruments:
Forward sale agreements	Other assets	2,846	51	Other liabilities	126	-
Written interest rate options (locks)	Other assets	2,134	-	Other liabilities	847	17

Total derivatives		$34,980	$154		$973	$17

	As of December 31, 2010
	Asset Derivatives			Liability Derivatives
	Balance			Balance
(Dollars in thousands)	Sheet	Notional	Fair	Sheet	Notional	Fair
	Classification	Amount	Value	Classification	Amount	Value
Derivatives designated in cash flow hedging relationships:
Interest rate swap	Other assets	$30,000	$817	Other liabilities	$-	$-

Derivatives not designated as hedging instruments:
Forward sale agreements	Other assets	7,745	245	Other liabilities	-	-
Written interest rate options (locks)	Other assets	3,234	1	Other liabilities	1,164	28

Total derivatives		$40,979	$1,063		$1,164	$28

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 14:  (Continued)

Amounts included in the consolidated statements of operations and in other comprehensive income (OCI) in 2011 are summarized in the following tables:

	Three Months Ended June 30, 2011
	Amount of pre-tax	Classification of gain (loss)	Amount of pre-tax gain
(Dollars in thousands)	gain (loss)	reclassified from	(loss) reclassified from
	recognized in OCI	AOCI into earnings	AOCI into earnings
	(Effective Portion)	(Effective Portion)	(Effective Portion)
Derivatives in cash flow hedging relationships:
Interest rate swap	$(1,049)	Interest on junior subordinated debt	$(164)

			Amount of pre-tax
			gain (loss)
	Classification of gain (loss) recognized in earnings		recognized in earnings
Derivatives not designated as hedging instruments:
Forward sale agreements	Mortgage banking income		$11
Written interest rate options (locks)	Mortgage banking income		(16)

Total			$(5)

	Six Months Ended June 30, 2011
	Amount of pre-tax	Classification of gain (loss)	Amount of pre-tax gain
(Dollars in thousands)	gain (loss)	reclassified from	(loss) reclassified from
	recognized in OCI	AOCI into earnings	AOCI into earnings
	(Effective Portion)	(Effective Portion)	(Effective Portion)
Derivatives in cash flow hedging relationships:
Interest rate swap	$(907)	Interest on junior subordinated debt	$(193)

			Amount of pre-tax
			gain (loss)
	Classification of gain (loss) recognized in earnings		recognized in earnings
Derivatives not designated as hedging instruments:
Forward sale agreements	Mortgage banking income		$(194)
Written interest rate options (locks)	Mortgage banking income		(24)

Total			$(218)

A net settlement payment of $165 thousand was made to the swap counterparty on June 15, 2011. The Company estimates that approximately $138 thousand will be recognized as a charge to interest expense during the third quarter of 2011 as the swap approaches the September interest payment date. The Company expects approximately $689 thousand related to future swap settlements to be recognized as a charge to interest expense over the next twelve months.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 14:  (Continued)

Amounts included in the consolidated statements of operations and in other comprehensive income (OCI) in 2010 are summarized in the following tables:

	Three Months Ended June 30, 2010
	Amount of pre-tax	Classification of gain (loss)	Amount of pre-tax gain
(Dollars in thousands)	gain (loss)	reclassified from	(loss) reclassified from
	recognized in OCI	AOCI into earnings	AOCI into earnings
	(Effective Portion)	(Effective Portion)	(Effective Portion)
Derivatives in cash flow hedging relationships:
Interest rate swap	$-	Interest on junior subordinated debt	$-

			Amount of pre-tax
			gain (loss)
	Classification of gain (loss) recognized in earnings		recognized in earnings
Derivatives not designated as hedging instruments:
Forward sale agreements	Mortgage banking income		$(62)
Written interest rate options (locks)	Mortgage banking income		128

Total			$66

	Six Months Ended June 30, 2010
	Amount of pre-tax	Classification of gain (loss)	Amount of pre-tax gain
(Dollars in thousands)	gain (loss)	reclassified from	(loss) reclassified from
	recognized in OCI	AOCI into earnings	AOCI into earnings
	(Effective Portion)	(Effective Portion)	(Effective Portion)
Derivatives in cash flow hedging relationships:
Interest rate swap	$-	Interest on junior subordinated debt	$-

			Amount of pre-tax
			gain (loss)
	Classification of gain (loss) recognized in earnings		recognized in earnings
Derivatives not designated as hedging instruments:
Forward sale agreements	Mortgage banking income		$(70)
Written interest rate options (locks)	Mortgage banking income		131

Total			$61

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

The Company is involved as a limited partner in two low income housing tax credit entities. The Company has determined that it is not the primary beneficiary of these partnerships because it does not have the power to direct the activities of the entity – primarily construction, renovation and property management – that most significantly impact the entity’s economic performance. The Company has a total investment and a total exposure of $2.640 million in these entities. The low income housing tax credit partnership investments are evaluated for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable.

Note 16:  Subsequent Event

On August 1, 2011, the Company became aware that two collateral securities in the MM Community Funding IX trust, of which the Company owns a beneficial interest, defaulted in July 2011. The combined par values of the defaulted securities were $20.000 million. Management believes that the defaults may trigger additional credit-related other-than-temporary impairments of its owned beneficial interest in a range of $140 thousand to $160 thousand for the third quarter impairment tests. Management also estimates that the fair value of the beneficial interest will decrease from the $207 thousand value stated at June 30, 2011 to a value in the range of $90 thousand to $100 thousand.

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

FIRST M & F CORPORATION

Financial Summary

Net income for the second quarter of 2011 was $1.106 million, or $.07 basic and diluted earnings per share as compared to net income of $1.272 million, or $.09 basic and diluted earnings per share for the same period in 2010 and net income of $950 thousand or $.06 basic and diluted earnings per share for the first quarter of 2011. Net income for the first half of 2011 was $2.056 million or $.13 basic and diluted earnings per share as compared to net income of $2.125 million or $.14 basic and diluted earnings per share for the same period in 2010. The major factor contributing to the decrease in first half year-over-year earnings was an increase of $2.946 million in foreclosure expenses which were partially offset by an increase of $2.657 million in net interest income after provision for loan loss as compared to 2010.

Highlights for the first half of 2011 and 2010 are as follows:

•	Debit card revenues increased by 18.74% for the second quarter of 2011 from the second quarter of 2010
•	The net interest margin increased to 3.75% in the second quarter of 2011 from 3.40% in the second quarter of 2010
•	Loans held for investment were up by $6.480 million over the June 30, 2010 balance
•	Nonaccrual loans were 3.13% of total loans at June 30, 2011 as compared to 3.41% at June 30, 2010
•	Annualized net charge-offs were .20% for the second quarter of 2011 as compared to 2.01% for the second quarter of 2010
•	Closed a full-service branch in Memphis, Tennessee in February 2010
•	Closed a full-service branch in Germantown, Tennessee in February 2010
•	Closed a full-service branch in Birmingham, Alabama in February 2010

FIRST M & F CORPORATION

The following table shows the quarterly net loan, non-interest bearing deposit, and interest bearing deposit changes for the last five quarters:

(Net change, in thousands)
		Non-Interest	Interest
	Loans	Bearing Deposits	Bearing Deposits
2nd Qtr 2010	(4,314)	10,142	(40,329)
3rd Qtr 2010	8,898	(7,269)	(14,663)
4th Qtr 2010	13,133	(8,357)	61,890
1st Qtr 2011	(8,885)	(3,742)	28,406
2nd Qtr 2011	(6,666)	35,169	(10,746)

The following table shows the quarterly net interest income, loan loss accruals, non-interest income and non-interest expense amounts for the last five quarters:

(Net amount, in thousands)

	Net Interest	Loan Loss	Non-Interest	Non-Interest
	Income	Accruals	Income	Expense
2nd Qtr 2010	11,898	2,380	5,216	13,342
3rd Qtr 2010	12,294	2,280	4,746	13,111
4th Qtr 2010	12,368	2,280	4,956	14,628
1st Qtr 2011	12,725	2,580	5,731	14,811
2nd Qtr 2011	13,271	2,280	4,712	14,303

The following table shows the components of pre-tax basic earnings per share for the last five quarters:

	2nd Qtr 2011	1st Qtr 2011	4th Qtr 2010	3rd Qtr 2010	2nd Qtr 2010
Net interest income	$1.45	$1.39	$1.36	$1.35	$1.31
Loan loss expense	.25	.28	.25	.25	.26
Noninterest income	.52	.63	.55	.52	.57
Noninterest expense	1.57	1.62	1.61	1.44	1.47
Net income before taxes	$.15	$.12	$.05	$.18	$.15

FIRST M & F CORPORATION

The following table shows performance ratios for the last five quarters:

	2nd Qtr 2011	1st Qtr 2011	4th Qtr 2010	3rd Qtr 2010	2nd Qtr 2010
Net interest margin	3.75%	3.59%	3.57%	3.60%	3.40%
Efficiency ratio	78.56	79.26	83.22	75.75	76.69
Return on assets	.28	.24	.16	.32	.32
Return on total equity	4.07	3.58	2.33	4.55	4.84
Return on common equity	2.90	2.31	1.16	4.02	4.37
Noninterest income to avg. assets	1.18	1.43	1.25	1.21	1.31
Noninterest income to revenues (1)	25.88	30.67	28.19	27.42	29.98
Noninterest expense to avg assets	3.59	3.70	3.69	3.35	3.35
Salaries and benefits to total noninterest expense	50.04	46.97	46.02	52.27	51.67
Nonaccrual loans to loans	3.13	3.55	3.11	3.53	3.41
90 day past due loans to loans	.07	.03	.09	.08	.13
Annualized net charge offs as a percent of average loans	.20	.60	2.41	.19	2.01
(1)	Revenues equal tax-equivalent net interest income before loan loss expense, plus noninterest income.

The following table shows revenue related performance statistics for the last five quarters:

(Dollars in thousands)	2nd Qtr 2011	1st Qtr 2011	4th Qtr 2010	3rd Qtr 2010	2nd Qtr 2010
Mortgage originations	$12,195	$12,559	$22,874	$19,630	$19,788
Trust revenues	43	46	50	48	55
Retail investment revenues	109	87	70	93	89
Revenues per FTE employee	37	38	35	35	35
Agency commissions per agency FTE employee (1)	24	23	22	29	24
(1) Agency commissions are property, casualty, life and health commissions produced by the insurance agency personnel.

The following table shows additional statistics for the Company at the end of the last five quarters:

	2nd Qtr 2011	1st Qtr 2011	4th Qtr 2010	3rd Qtr 2010	2nd Qtr 2010
Full-time equivalent employees	510	489	499	497	498
Number of noninterest-bearing deposit accounts	32,609	32,821	32,882	33,040	33,085

FIRST M & F CORPORATION

Net Interest Income

Net interest income before loan loss expenses for the first six months of 2011 was $25.996 million as compared to $23.139 million for the first six months of 2010. For the first six months of 2011 compared to 2010: earning asset yields decreased by 15 basis points, liability costs decreased by 61 basis points, the net interest spread increased by 46 basis points and the net interest margin increased by 39 basis points.

Net interest income before loan loss expenses for the second quarter of 2011 was $13.271 million as compared to $11.898 million for the second quarter of 2010 and $12.725 million for the first quarter of 2011. For the second quarter of 2011 compared to the same quarter of 2010: earning asset yields decreased by 16 basis points, liability costs decreased by 64 basis points, the net interest spread increased by 48 basis points and the net interest margin increased by 35 basis points. For the second quarter of 2011 compared to the first quarter of 2011: earning asset yields increased by 7 basis points, liability costs decreased by 14 basis points, the net interest spread increased by 21 basis points and the net interest margin increased by 16 basis points.

Balance sheet dynamics affecting the comparative net interest margins for the first six months of 2011 compared to 2010 include (1) an increase of .61% in average loans held for investment, (2) an increase in average loans as a percentage of earning assets from 71.74% in the first six months of 2010 to 72.47% in the first six months of 2010, (3) an increase in average interest-bearing deposits of 2.95%, (4) a decrease in average other borrowings of 35.15% and (5) a decrease in average noninterest-bearing deposits as a percentage of total assets from 13.45% in 2010 to 13.21% in 2011.

Balance sheet dynamics affecting the comparative net interest margins for the second quarter of 2011 compared to 2010 include (1) an increase of 1.15% in average loans held for investment, (2) an increase in average loans as a percentage of earning assets from 72.19% in the second quarter of 2010 to 72.69% in the second quarter of 2011, (3) an increase in average interest-bearing deposits of 3.51%, (4) a decrease in average other borrowings of 30.51% and (5) a decrease in average noninterest-bearing deposits as a percentage of total assets from 13.91% in 2010 to 13.52% in 2011.

Balance sheet dynamics affecting the comparative net interest margins for the second quarter of 2011 compared to the first quarter of 2011 include (1) a decrease of .64% in average loans held for investment, (2) an increase in average loans as a percentage of earning assets from 72.24% in the first quarter of 2011 to 72.69% in the second quarter of 2011, (3) a decrease in average interest-bearing deposits of 1.20%, (4) a decrease in average other borrowings of 3.51% and (5) an increase in average noninterest-bearing deposits as a percentage of total assets from 12.90% in the first quarter of 2011 to 13.52% in the second quarter of 2011.

FIRST M & F CORPORATION

Yield and cost dynamics affecting the comparative net interest margins for the first six months of 2011 compared to 2010 include (1) a decrease of 10 basis points in yields on loans held for investment and for sale, (2) a decrease of 31 basis points in investment and short-term funds yields, (3) a decrease of 53 basis points in costs of deposits and (4) a decrease of 59 basis points in costs of borrowings.

Yield and cost dynamics affecting the comparative net interest margins for the second quarter of 2011 compared to 2010 include (1) a decrease of 21 basis points in yields on loans held for investment and for sale, (2) a decrease of 23 basis points in investment and short-term funds yields, (3) a decrease of 55 basis points in costs of deposits and (4) a decrease of 69 basis points in costs of borrowings.

Yield and cost dynamics affecting the comparative net interest margins for the second quarter of 2011 compared to the first quarter of 2011 include (1) a decrease of 6 basis points in yields on loans held for investment and for sale, (2) an increase of 18 basis points in investment and short-term funds yields, (3) a decrease of 11 basis points in costs of deposits and (4) a decrease of 12 basis points in costs of borrowings.

The primary driver of the increase in net interest income and net interest margin for the second quarter and six months ended June 30, 2011 as compared to the related prior periods has been a steady decrease in the costs of deposits and of borrowings. Management plans to continue to focus on core deposit growth for 2011 to encourage relationship-driven deposits as a stable source of funding. Weak loan demand and low interest rates have pressured loan yields lower through 2010 and into 2011. A yield-related factor that has shown improvement has been the effect of nonaccrual loans on loan portfolio yields. Nonaccrual loans as a percentage of loans has declined from a high of 6.69% at June 30, 2009 to 3.13% at June 30, 2011, resulting in a larger proportion of loans generating interest and fee revenues.

Management expects the net interest margin to hold steady as the Company (1) continues to receive some benefit from renewing certificates of deposit in the lower rate environment, (2) invests excess liquidity now earning Fed funds rates into higher yielding securities, (3) begins to see some growth in activity in the consumer and commercial loan portfolios, (4) converts nonperforming assets, primarily other real estate, into liquid funds and (5) continues to slow the pace of new nonaccrual loans while working out the current nonaccrual loan portfolio. The Company has also taken action to fix the cost of its junior subordinated debentures, which converted to a LIBOR-based floating rate in March 2011, by entering into an interest-rate swap. The swap effectively fixes the cost of the debentures at 3.795%.

FIRST M & F CORPORATION

The following table shows the components of the net interest margin for the first and second quarters of 2011 and 2010:

	Yields/Costs		Yields/Costs
	2nd Quarter, 2011	1st Quarter, 2011	2nd Quarter, 2010	1st Quarter, 2010
Interest bearing bank balances	0.26%	0.22%	0.24%	0.22%
Federal funds sold	0.25	0.25	0.24	0.21
Taxable investments	2.95	2.88	3.34	3.51
Tax-exempt investments	5.98	5.98	6.01	5.98
Loans held for sale	3.75	3.85	2.90	2.76
Loans held for investment	5.85	5.92	6.08	5.93
Earning asset yield	5.00	4.93	5.16	5.02

Interest checking	0.71	0.81	1.06	1.07
Money market deposits	0.77	0.85	1.13	1.08
Savings deposits	1.12	1.21	1.28	1.33
Certificates of deposit	1.76	1.86	2.40	2.50
Short-term borrowings	0.34	0.25	0.57	0.56
Other borrowings	4.15	4.97	4.82	4.80
Cost of interest-bearing liabilities	1.37	1.51	2.01	2.09

Net interest spread	3.63	3.42	3.15	2.92
Effect of non-interest bearing deposits	.20	.21	.30	.29
Effect of leverage	(.08)	(.04)	(.05)	(.05)
Net interest margin, tax-equivalent	3.75	3.59	3.40	3.16
Less: Tax equivalent adjustments:
Investments	.05	.05	.06	.07
Loans	.02	.01	.02	.01
Reported book net interest margin	3.68%	3.53%	3.32%	3.08%

The following table shows the components of the net interest margin for the first six months of 2011 and 2010:

	Yields/Costs
	June 2011	June 2010
Interest bearing bank balances	0.24%	0.23%
Federal funds sold	0.25	0.22
Taxable investments	2.92	3.43
Tax-exempt investments	5.98	5.99
Loans held for sale	3.81	2.81
Loans held for investment	5.88	6.00
Earning asset yield	4.94	5.09

Interest checking	0.76	1.07
Money market deposits	0.81	1.11
Savings	1.17	1.30
Certificates of deposit	1.81	2.45
Short-term borrowings	0.27	0.56
Other borrowings	4.56	4.81
Cost of interest-bearing liabilities	1.44	2.05

Net interest spread	3.50	3.04
Effect of non-interest bearing deposits	.21	.30
Effect of leverage	(.04)	(.06)
Net interest margin, tax-equivalent	3.67	3.28
Less: Tax equivalent adjustments:
Investments	.05	.07
Loans	.01	.01
Reported book net interest margin	3.61%	3.20%

FIRST M & F CORPORATION

The following table shows average balance sheets for the first and second quarters of 2011 and 2010:

(Dollars in thousands)
	2nd Quarter, 2011	1st Quarter, 2011	2nd Quarter, 2010	1st Quarter, 2010
Interest bearing bank balances	$71,291	$93,864	$68,553	$81,226
Federal funds sold	25,000	25,000	39,548	49,848
Taxable investments	262,915	249,061	243,858	236,038
Tax-exempt investments	32,407	33,939	41,696	46,541
Loans held for sale	2,928	4,265	6,363	11,506
Loans held for investment	1,050,136	1,056,903	1,038,148	1,056,177
Earning assets	1,444,677	1,463,032	1,438,166	1,481,336
Other assets	154,194	159,331	160,119	157,425
Total assets	$1,598,871	$1,622,363	$1,598,285	$1,638,761

Interest checking	$400,942	$402,801	$322,791	$330,094
Money market deposits	167,657	161,581	143,445	147,128
Savings deposits	117,783	115,815	113,983	112,260
Certificates of deposit	493,722	514,184	559,825	576,885
Short-term borrowings	8,637	23,917	10,728	13,733
Other borrowings	77,440	80,261	111,440	131,820
Interest-bearing liabilities	1,266,181	1,298,559	1,262,212	1,311,920
Noninterest-bearing deposits	216,227	209,352	222,318	213,143
Other liabilities	7,552	6,819	8,374	8,114
Stockholders’ equity	108,911	107,633	105,381	105,584
Liabilities and stockholders’ equity	$1,598,871	$1,622,363	$1,598,285	$1,638,761

Loans to earning assets	72.69%	72.24%	72.19%	71.30%
Loans to assets	65.68%	65.15%	64.95%	64,45%
Earning assets to assets	90.36%	90.18%	89.98%	90.39%
Noninterest-bearing deposits to assets	13.52%	12.90%	13.91%	13.01%
Equity to assets	6.81%	6.63%	6.59%	6.44%

The following table shows average balance sheets for the first six months of 2011 and 2010:

(Dollars in thousands)
	June 2011	June 2010
Interest bearing bank balances	$82,515	$74,854
Federal funds sold	25,000	44,670
Taxable investments	256,026	239,969
Tax-exempt investments	33,169	44,105
Loans held for sale	3,593	8,920
Loans held for investment	1,053,501	1,047,113
Earning assets	1,453,804	1,459,631
Other assets	156,748	158,780
Total assets	$1,610,552	$1,618,411

Interest checking	$401,866	$326,422
Money market deposits	164,635	145,276
Savings deposits	116,805	113,126
Certificates of deposit	503,896	568,309
Short-term borrowings	16,235	12,223
Other borrowings	78,843	121,573
Interest-bearing liabilities	1,282,280	1,286,929
Noninterest-bearing deposits	212,809	217,756
Other liabilities	7,188	8,244
Stockholders’ equity	108,275	105,482
Liabilities and stockholders’ equity	$1,610,552	$1,618,411

Loans to earning assets	72.47%	71.74%
Loans to assets	65.41%	64.70%
Earning assets to assets	90.27%	90.19%
Noninterest-bearing deposits to assets	13.21%	13.45%
Equity to assets	6.72%	6.52%

FIRST M & F CORPORATION

Provision for Loan Losses

The accrual for the provision for loan losses for the first half of 2011 was $4.860 million as compared to $4.660 million for the first half of 2010. Net charge offs were $2.080 million for the first half of 2011 as compared to $10.373 million for the first half of 2010.

The accrual for the provision for loan losses for the second quarter of 2011 was $2.280 million as compared to $2.380 million for the second quarter of 2010. Net charge-offs were $518 thousand for the second quarter of 2011 as compared to $1.562 million for the first quarter of 2011 and $5.194 million for the second quarter of 2010. The allowance for loan losses as a percentage of loans was 1.80% at June 30, 2011, 1.51% at December 31, 2010, and 1.76% at June 30, 2010.

The Credit Risk Management section of this discussion provides further details on the allowance provisioning process.

Non Interest Income

Noninterest income, excluding securities transactions, was $9.134 million for the first half of 2011 as compared to $9.473 million for the same period in 2010. For the first half of 2011 as compared to 2010: (1) deposit revenues decreased by $115 thousand, (2) mortgage banking revenues decreased by $133 thousand and (3) agency commissions decreased by $5 thousand.

Noninterest income, excluding securities transactions, was $4.456 million for the second quarter of 2011 as compared to $4.672 million for the same period in 2010 and $4.678 million in the first quarter of 2011. For the second quarter of 2011 as compared to the second quarter of 2010: (1) deposit revenues decreased by $93 thousand, (2) mortgage banking revenues decreased by $146 thousand and (3) agency commissions increased by $1 thousand. For the second quarter of 2011 as compared to the first quarter of 2011: (1) deposit revenues increased by $15 thousand, (2) mortgage banking revenues decreased by $33 thousand and (3) agency commissions increased by $44 thousand.

The second quarter of 2011 showed a decrease of 3.62% from the second quarter of 2010 and a .60% increase from the first quarter of 2011 in deposit revenues. Overdraft fee revenues, which comprise approximately 55% of deposit revenues, decreased by 12.96% from the second quarter of 2010 to the second quarter of 2011 and increased by 1.57% from the first quarter of 2011 to the second quarter of 2011. Approximately 60% of the decrease in overdraft revenues from the first half of 2010 to the first half of 2011 was due to the effect of the Federal Reserve’s opt-in regulation, with the balance of the decline attributable to general economic conditions, customer check writing habits and tax refunds. Overdraft fees are per item charges applied to each check paid on an overdrawn account or returned. The per item fee is determined by the Company’s pricing committee and is based primarily on the competitive market prices as well as on costs associated with processing the items.

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

FIRST M & F CORPORATION

Debit card revenues increased by 18.70% from the second quarter of 2010 to the second quarter of 2011 and decreased by .24% from the first quarter of 2011 to the second quarter of 2011. The recently enacted Dodd-Frank Act includes measures that would allow the Federal Reserve to define limits on large banks for interchange fees that may be charged on debit cards. The Federal Reserve issued a final rule on June 29, 2011, setting the fee cap at $.21 per transaction plus 5 basis points multiplied by the value of the transaction, with an additional potential fee of $.01 per transaction as a fraud-prevention reimbursement. The final rule is scheduled to go into effect on October 1, 2011. Although the regulation is aimed at banks with $10 billion in total assets and greater, management believes that the reduced interchange fees could possibly result in banks with less than $10 billion in total assets receiving less business activity on their cards, which would charge higher fees to the merchants. Management expects that the Dodd-Frank legislation, if it continues in effect, could reduce debit card revenues by as much as $800 thousand annually in the future. The following table shows the components of deposit account income:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30		June 30
	2011	2010	2011	2010
Service charge revenues	$299	$319	$602	$642
Debit/ATM card revenues	819	690	1,640	1,325
Overdraft fee revenues	1,355	1,557	2,689	3,079
Service charges on deposit accounts	$2,473	$2,566	$4,931	$5,046

Mortgage banking income decreased by 31.13% from the second quarter of 2010 to the second quarter of 2011 and decreased by 9.27% from the first quarter of 2011 to the second quarter of 2011. Mortgage originations decreased by 38.37% from the second quarter of 2010 to the second quarter of 2011 and decreased by 2.90% from the first quarter of 2011 to the second quarter of 2011. Mortgage rates fell steadily in 2010 from a high of 5.21% in April to a low of 4.17% in November. During this period, refinancing volumes increased from $7.689 million for the second quarter of 2010 to $15.769 million for the fourth quarter of 2010 while home purchase originations remained steady. Mortgage rates increased by approximately .70% from the low in November 2010 to the end of December. Rates remained stable during the first quarter of 2011 and subsequently dropped by approximately .35% over the course of the second quarter. The persistence of low rates resulted in a decrease in refinancing volumes to $13.956 million for the first half of 2011 as compared to $18.778 million for the first half of 2010. Management expects mortgage volumes and revenues to remain flat or decrease slowly, depending on the strength of the economy, during the remainder of 2011.

Agency commission income remained flat from the second quarter of 2010 to the second quarter of 2011 and increased by 4.93% from the first quarter of 2011 to the second quarter of 2011. Insurance commission volumes are expected to be influenced by the strength of the economy. Insurance pricing is expected to be negatively affected by the highly competitive market for property and casualty products.

The Company sold $12.361 million of U.S. government-sponsored entity securities and $29.158 million of mortgage-backed securities for gains of approximately $1.737 million during the first half of 2011. Approximately 80% of the sales volume and gains occurred during the first quarter. The Company sold $9.902 million of government sponsored entity securities, $29.007 million of mortgage-backed securities and $5.387 million of municipal bonds for gains of approximately $1.763 million during the first half of 2010. The proceeds from the 2011 sales of mortgage-backed securities and government sponsored entities were reinvested in similar securities with shorter maturities. The proceeds from the 2010 sales of mortgage-backed securities were mostly reinvested into other mortgage-backed securities while the proceeds of the municipal bond sales as well as sales and calls of U.S. government sponsored entity bonds were reinvested into securities of U.S. government sponsored entities, most of which had three to five year maturities.

FIRST M & F CORPORATION

The Company owns five separate beneficial interests in collateralized debt obligations that own bank trust preferred securities. These beneficial interests are tested for impairment on a quarterly basis. All of the beneficial interests have incurred other-than-temporary impairments since 2008. Three of the beneficial interests - Trapeza I, Trapeza II and Trapeza V - are deferring their interest payments and were placed in nonaccrual status during 2009. The MM Community Funding IX beneficial interest was placed in nonaccrual status during the fourth quarter of 2009 after failing an impairment test. The Trapeza V, Tpref Funding II and MM Community Funding IX beneficial interests failed impairment tests at March 31, 2011. The MM Community Funding IX beneficial interest failed an impairment test at June 30, 2011. The total amount of interest that would have been earned by the four securities that were in nonaccrual status during the second quarter of 2011 was $17 thousand and for the second quarter of 2010 was $17 thousand. The total amount of interest that would have been earned by the four securities that were in nonaccrual status during the first half of 2011 was $34 thousand and for the first half of 2010 was $34 thousand.

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

Subsequent to the June 30, 2011 impairment tests, the MM Community Funding IX trust incurred defaults on two $10.000 million collateral holdings representing 8.24% of the total collateral. Management believes that the additional defaults could result in a range of $140 thousand to $160 thousand of additional other-than-temporary credit impairments and a decrease in fair value from the $207 thousand June 30, 2011 balance to a value in the range of $90 thousand to $100 thousand.

The following table shows the other-than-temporary charges that the Company incurred during the first half of 2011.

(Dollars in thousands)		Other-Than-Temporary Impairment
	Other-Than-Temporary Impairment	Charged To (Reclassified From)
Name of Issuer	Charged Against Earnings	Other Comprehensive Income
Trapeza V	$224	$35
Tpref Funding II	69	(72)
MM Community Funding IX	88	(106)
Total	$381	$(143)

The following table shows the other-than-temporary charges that the Company incurred during the first half of 2010.

(Dollars in thousands)		Other-Than-Temporary Impairment
	Other-Than-Temporary Impairment	Charged To (Reclassified From)
Name of Issuer	Charged Against Earnings	Other Comprehensive Income
Trapeza I 2002-1A	$101	$156
Trapeza II 2003-2A	54	(15)
Tpref Funding II	50	(18)
MM Community Funding IX	161	(121)
Total	$366	$2

FIRST M & F CORPORATION

The following table summarizes certain financial information about the trust preferred security-backed CDOs at the balance sheet date.

As of June 30, 2011
(Dollars in thousands)							Deferrals and
							Defaults as
					Moody’s	Number of	a Percent
		Book	Fair	Unrealized	Credit	Banks in	of Collateral	Excess
Name of Issuer	Class	Value	Value	Loss	Rating	Issuance	(a)	Subordination
Trapeza I 2002-1A	C1	$474	$103	$371	C	25	43.09%	0.00%
Trapeza II 2003-2A	C1	989	301	688	Ca	37	37.04	0.00
Tpref Funding II	B	768	253	515	Caa3	34	38.81	0.00
Trapeza V 2003-5A	C1	609	82	527	Ca	42	33.97	0.00
MM Community Funding IX	B1	547	207	340	Caa3	33	49.95	0.00
		$3,387	$946	$2,441
(a)	Includes the effects of $20 million of subsequent defaults in the MM Community Funding IX trust.

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

Significant components of other income for the first and second quarters of 2011 and 2010 are contained in the following table:

(Dollars in thousands)	2Q2011	1Q2011	2Q2010	1Q2010
Agency profit-sharing revenues	$3	$254	$1	$233
Loan fees	100	101	102	100
Gains on student loan sales	-	-	77	93
All other income	293	301	208	363
Total other income	$396	$656	$388	$789

Agency profit-sharing revenues are profit sharing distributions received by M&F Insurance Group, Inc. from its underwriting companies generally based on the amount of business written during the previous year adjusted for claims incurred.

The Company has a strategy to increase noninterest revenues as a proportion of total revenues over time. Noninterest revenues as a percentage of total revenues decreased from 29.98% in the second quarter of 2010 to 25.88% in the second quarter of 2011, and decreased from 30.67% in the first quarter of 2011 to 25.88% in the second quarter of 2011. Another metric that the Company monitors is revenues per full-time employee, which were approximately $37 thousand per employee for the second quarter of 2011, $38 thousand for the first quarter of 2011, $35 thousand for the second quarter of 2010 and $34 thousand for the first quarter of 2010. Insurance product revenues per producer remained fairly constant at $24 thousand per producer for the second quarter of 2011 as compared to $24 thousand per producer for the second quarter of 2010. Management’s strategic focus is to improve revenues generated per employee while maintaining stability in revenue growth by increasing the mix of noninterest revenues to total revenues.

FIRST M & F CORPORATION

Non Interest Expense

Noninterest expenses increased by 7.20% from the second quarter of 2010 to the second quarter of 2011 and decreased by 3.43% from the first quarter of 2011 to the second quarter of 2011.

Salary and benefit expenses, which comprise approximately 48% of noninterest expenses, increased by 3.83% from the second quarter of 2010 to the second quarter of 2011 and increased by 2.89% from the first quarter of 2011 to the second quarter of 2011. The number of full-time equivalent employees was 510 at June 30, 2011, 489 at March 31, 2011, 498 at June 30, 2010, and 499 at March 31, 2010. The increases in salary and benefits expenses for the first six months of 2011 over the first six months of 2010 were due primarily to health care-related costs, which increased by 11.06%. Foreclosed property expenses increased significantly in 2009 commensurate with an increase in other real estate foreclosures and subsequently decreased in 2010. They continued to be a significant item in 2011, representing 13.12% of total noninterest expenses for the year. Management expects expenses and losses related to foreclosed properties to continue to be a significant expense through 2011 as the Company continues to foreclose on non-performing loans and dispose of the properties in a weak real estate market.

The components of foreclosed property expenses for the first and second quarters of 2011 and 2010 are contained in the following table:

(Dollars in thousands)	2Q2011	1Q2011	2Q2010	1Q2010
Losses (gains) on sales of other real estate	$124	$(36)	$(98)	$15
Write-downs of other real estate	1,053	2,054	465	197
Other real estate expenses	327	359	109	310
Rental income on other real estate properties	(36)	(24)	(57)	(66)
Total foreclosed property expenses	$1,468	$2,353	$419	$456

FDIC insurance assessments decreased by 31.23% from the second quarter of 2010 to the second quarter of 2011 and decreased by 25.45% from the first quarter of 2011 to the second quarter of 2011. The primary cause of the decrease from the second quarter of 2010 and the first quarter of 2011 to the second quarter of 2011 was the effect of the change in assessment base and assessment rate as prescribed by the Dodd-Frank Act. The FDIC, as required by the Dodd-Frank Act, redefined the deposit assessment insurance base effective April 1, 2011. The new assessment base is generally defined as average consolidated assets minus average tangible equity, subject to adjustments for unsecured debt and brokered deposits.  The new base assessment rate applicable to the adjusted asset base is generally 14 basis points annually. The previous base assessment rate applicable to the adjusted deposit base was generally 22 basis points annually.

Significant components of other expense for the first and second quarters of 2011 and 2010 are contained in the following table:

(Dollars in thousands)	2Q2011	1Q2011	2Q2010	1Q2010
Postage and shipping	$232	$239	$212	$227
Supplies	182	180	177	162
Legal expenses	250	174	313	251
Other professional expenses	267	205	254	339
Insurance expenses	104	248	114	238
Debit card processing expenses	194	192	178	166
All other expenses	1,467	1,100	1,308	1,285
Total other expense	$2,696	$2,338	$2,556	$2,668

FIRST M & F CORPORATION

Income Taxes

The average tax rate for the first half of 2011 was 16.59% as compared to 16.53% for the first half of 2010. The low average tax rate was due primarily to the low level of net income before taxes as compared to the tax-exempt revenues and tax credit items available for those periods.

During the first quarter of 2010 the Company paid approximately $217 thousand in assessments related to an audit of its Mississippi returns for the tax years 2005 through 2007. The effect of the assessment on income tax expense, net of resulting refunds due from other state jurisdictions for the same tax years, was $88 thousand.

At June 30, 2011, the Company had a current tax benefit receivable of $130 thousand and a deferred tax asset of $13.377 million. The Company incurred net operating losses in 2009 which it carried back to its 2007 and 2008 tax years, generating refunds of $7.738 million in Federal taxes and $768 thousand in Mississippi taxes. The Company carried forward $14.700 million in Federal tax NOLs and $19.004 million in Mississippi tax NOLs from the 2009 return. The Company estimates that approximately $3.500 million of additional NOLs were generated in 2010, thus increasing the NOLs carried forward to approximately $18.200 million for Federal purposes and $22.500 million for Mississippi tax purposes. During the five years prior to 2009 the Company paid annual Federal taxes ranging from $3.500 million to $5.200 million. Management expects that the current tax benefits generated due to the 2009 and 2010 credit-related losses will be realized through carry-forwards to future tax years. Management has also reviewed its deferred tax assets and determined that it is more likely than not that the deferred tax assets will be realized in the foreseeable future and therefore no valuation allowance has been accrued. The Company expects to utilize the tax benefits implicit in the deferred tax asset in the foreseeable future when (1) current tax benefits increase as losses are realized through loan charge-offs and collateral foreclosures and dispositions and (2) future earnings become sufficient to absorb the deductions. The following table shows the differences between actual income tax expense and expected income tax expense, listing significant items that affected the average tax rate for each period:

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Amount computed using the Federal statutory rates on income before taxes	$476	$473	$838	$866
Increase (decrease) resulting from:
State income tax expense, net of Federal effect	24	12	36	187
Tax exempt income, net of disallowed interest deduction	(121)	(149)	(245)	(313)
Life insurance income	(60)	(58)	(122)	(116)
Low income housing tax credits	(27)	(165)	(110)	(165)
Other, net	2	7	12	(38)
Total income tax expense	$294	$120	$409	$421

The Company had no material recognized uncertain tax positions as of June 30, 2011 or 2010 and therefore did not have any tax accruals during the first six months of 2011 or 2010 related to uncertain positions.

FIRST M & F CORPORATION

Assets and Liabilities

Assets increased by 3.49% from June 30, 2010 to June 30, 2011, and increased by 1.19% from December 31, 2010. Investments increased by 3.76% from June 30, 2010 to June 30, 2011, and increased by 5.85% from December 31, 2010.

The following table shows net changes in the major balance sheet categories for the quarter-to-date and year-to-date as of June 30, 2011 and 2010:

	June 30, 2011		June 30, 2010
(Dollars in thousands)	Net Change		Net Change
	QTD	YTD	QTD	YTD
Cash and due from banks	$4,962	$(3,953)	$(3,621)	$(8,233)
Interest-bearing bank balances
and Federal funds sold	23,439	31,744	(39,677)	(70,361)
Securities available for sale	(3,109)	16,204	(6,846)	(2,042)
Loans held for sale	(469)	(4,125)	(4,214)	(5,782)
Loans held for investment	(6,666)	(15,551)	(4,314)	(20,225)
Allowance for loan losses	(1,762)	(2,780)	2,814	5,713
Other real estate	990	(475)	(229)	7,653
Other assets	(1,795)	(1,938)	1,376	(1,301)
Total assets	$15,590	$19,126	$(54,711)	$(94,578)

Total deposits	24,423	49,087	(30,187)	(44,452)
Total borrowings	(12,549)	(33,358)	(29,546)	(55,233)
Other liabilities	1,342	409	2,151	2,030
Stockholders’ equity	2,374	2,988	2,871	3,077
Total liabilities and equity	$15,590	$19,126	$(54,711)	$(94,578)

An influx of public funds deposits in 2011 provided liquidity that was used to pay down borrowings and to build the investment portfolio. Most of the decrease in borrowings occurred in short-term repurchase agreements. Alternatively, core customer deposits decreased during the first half of 2010 and Federal Home Loan Bank borrowings were paid down, utilizing short-term, liquid assets. Loans continued to decrease during the first half of 2011, similar to the first half of 2010, as loan payment activity continued to outpace new loan demand. The increase in investments during 2011 occurred primarily in three-to-five year maturity government sponsored entity and mortgage-backed securities.

During the second quarter of 2011 asset-based loans increased by $7.851 million, other commercial loans increased by $6.592 million, home equity loans increased by $269 thousand and consumer loans increased by $806 thousand. The decrease in total loans during the second quarter was driven by decreases in construction and commercial real estate loans. Loans not secured by real estate represented 18.78% of loans held for investment at June 30, 2011 and 16.78% at December 31, 2010. A portfolio of loans secured by church properties was purchased for $36.221 million during the fourth quarter of 2010 as a diversification effort within the real estate sector of the portfolio. Approximately $11.579 million of the church loans paid off during the second quarter of 2011. The diversification of the entire loan portfolio is a continuing effort as management has re-emphasized small business lending and agricultural lending and added lenders with small business and SBA expertise as well as timberland expertise.

Management expects that the loan portfolio’s change in size over the next year will depend on the volume of real estate-related and other problem loans that are moved out of the portfolio as well as the pace of economic recovery as it relates to consumer, small business and timber loans. Loans as a percent of total assets were 64.36% at June 30, 2011, 66.10% at December 31, 2010, and 66.19% at June 30, 2010.

FIRST M & F CORPORATION

The following table shows loans held for investment by type as June 30, 2011, December 31, 2010, and June 30, 2010:

(Dollars in thousands)	June 30, 2011	December 31, 2010	June 30, 2010
Commercial real estate	$621,546	$646,731	$615,571
Residential real estate	187,932	195,184	196,547
Home equity lines	38,891	40,305	41,254
Commercial, financial and agricultural	152,063	133,226	139,103
Consumer	44,163	44,700	45,640
Total	$1,044,595	$1,060,146	$1,038,115

Mortgages held for sale	$2,117	$6,242	$4,279
Student loans held for sale	-	-	205

Deposits increased by 6.00% from June 30, 2010 to June 30, 2011, and increased by 3.57% from December 31, 2010. The following table shows the breakdown by deposit category of core deposit and public funds deposit changes from December 31, 2010 to June 30, 2011:

	Core Customers		Public Funds		Total Deposits
(Dollars in thousands)	Increase (Decrease)		Increase (Decrease)		Increase (Decrease)
	Amt.	Pct.	Amt.	Pct.	Amt.	Pct.
Noninterest-bearing	$30,714	14.91%	$713	11.55%	$31,427	14.81%
NOW	4,920	2.23	28,152	19.58	33,072	9.08
MMDA	1,891	1.24	5,781	41.85	7,672	4.61
Savings	3,076	2.69	(15)	(4.48)	3,061	2.67
Customer CDs	(25,493)	(5.29)	(3,892)	(18.47)	(29,385)	(5.84)
Brokered CDs	3,589	38.19	(349)	(6.22)	3,240	21.59
Total	$18,697	1.58%	$30,390	15.93%	$49,087	3.57%

Increases in public funds NOW deposits and core noninterest-bearing checking deposits drove overall deposit growth for the first half of 2011, as core customer certificates of deposit decreased. The decrease in certificates of deposit resulted primarily from the Company’s more conservative pricing strategy – a strategy prompted by declining loan balances. Balances in the interest-bearing Summit Checking account increased by $3.072 million for the first six months of 2011 after increasing by $16.992 million for the calendar year 2010. The Summit Checking account is designed to pay a premium deposit rate if the customer meets certain criteria related to electronic banking and debit card transaction activity. Summit accounts are classified as NOW accounts. Noninterest-bearing deposits represented 17.10% of total deposits at June 30, 2011 as compared to 15.43% at December 31, 2010 and 16.95% at June 30, 2010. The Company’s long-term strategy is to build the core customer deposit base, relying less on public funds deposits and borrowed funds, as a primary source of liquidity. Additional sources of deposits available to the Company are the traditional brokered CD market, which may be used when funding is needed within a short period of time, and reciprocal brokered CD markets which are used to provide enhanced FDIC coverage for customers with large certificate of deposit balances. Additionally, the Company uses repurchase agreements with certain commercial customers in an effort to provide them with better cash management tools.

FIRST M & F CORPORATION

The following table shows the deposit mix as of June 30, 2011, December 31, 2010, and June 30, 2010:

(Dollars in thousands)	June 30, 2011	December 31, 2010	June 30, 2010
Noninterest-bearing demand	$243,626	$212,199	$227,825
NOW deposits	397,281	364,209	312,828
Money market deposits	174,127	166,455	145,798
Savings deposits	117,830	114,769	114,426
Certificates of deposit	473,387	502,772	523,359
Brokered certificates of deposit	18,248	15,008	19,575
Total	$1,424,499	$1,375,412	$1,343,811

The following table shows the mix of public funds deposits as of June 30, 2011, December 31, 2010, and June 30, 2010:

(Dollars in thousands)	June 30, 2011	December 31, 2010	June 30, 2010
Noninterest-bearing demand	$6,887	$6,174	$22,187
NOW deposits	171,933	143,781	104,425
Money market deposits	19,595	13,814	14,651
Savings deposits	320	335	235
Certificates of deposit	17,184	21,076	25,115
Brokered certificates of deposit	5,261	5,610	5,746
Total	$221,180	$190,790	$172,359

Other borrowings decreased by $13.382 million from June 30, 2010 to June 30, 2011 and by $4.924 million from December 31, 2010. The decreases in borrowings were primarily funded through liquidity provided by loan portfolio paydowns, sales and maturities of investment securities and deposit growth. Amounts of borrowings maturing within one year decreased from 21.24% of other borrowings at December 31, 2010 to 18.03% at June 30, 2011. Management intends to allow its Federal Home Loan Bank borrowings to decrease as they mature while deposits are used as a primary source of funding.

In February 2006 the Company formed First M&F Statutory Trust I for the purpose of issuing corporation-obligated mandatory redeemable capital securities to third-party investors and investing the proceeds from the sale of the capital securities in floating rate junior debentures of the Company. The $30 million in proceeds were used to fund the acquisition on February 17, 2006 of Columbiana Bancshares, Inc. The 30-year junior subordinated debentures paid interest quarterly at a rate of 6.44% fixed for five years, subsequently converting in March 2011 to floating at a rate equal to three month LIBOR plus 133 basis points. These junior subordinated debentures, net of the Company’s investment in the variable interest entity, qualify with certain limitations as Tier 1 capital for regulatory purposes. The Company expects to have sufficient cash flows to retire the debt according to its contractual terms. Beginning in March 2011 the Company has hedged the variable rate interest payments on the debentures with a pay-fixed, receive-floating interest rate swap that effectively converts the floating rate interest to a fixed rate of 3.795%

The Company is required to seek prior approval from the Federal Reserve Bank of St. Louis to pay the interest on the subordinated debentures as well as to pay dividends on its preferred stock.

The Company uses wholesale funding sources such as the Federal Home Loan Bank to provide the liquidity needed for loan growth. However, the long-term strategy of the Company is to primarily fund loan growth through deposit growth first, with borrowings used when deposit funding is uneconomical or is insufficient in volume.

FIRST M & F CORPORATION

Equity

The Company’s and Bank’s regulatory capital ratios at June 30, 2011, as disclosed in Note 11: Regulatory Matters, are in excess of the minimum requirements and qualify the institution as “well capitalized” under the risk-based capital regulations.

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

The terms of the Exchange agreement with the U. S. Treasury specify that the Company may not pay common dividends in excess of the aggregate per share dividends for the immediately prior fiscal year. This will limit future common dividends while the preferred stock is outstanding to the current rate of $.01 per share per quarter or $.04 per share per year.

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

The Company’s stock is publicly traded on the NASDAQ Global Select Market, also providing an avenue for additional capital if it is needed. The Company’s shares have traded at a rate of approximately 7,500 shares per day during 2011. The stock’s closing price was $3.78 per share on June 30, 2011.

The ratio of capital to assets stood at 6.78% at June 30, 2011, 6.68% at December 31, 2010, and 6.87% at June 30, 2010, with risk-based capital ratios in excess of the regulatory requirements. The Company’s regulatory capital ratios for 2011 and 2010 are summarized in Note 11: Regulatory Matters, of the financial statements included in Item 1, Financial Statements (unaudited)  in this Form 10-Q.

Interest Rate Risk and Liquidity Management

Responsibility for managing the Company’s program for controlling and monitoring interest rate risk and liquidity risk and for maintaining income stability, given the Company’s exposure to changes in interest rates, is vested in the asset/liability committee. Appropriate policy and guidelines, approved by the board of directors, govern these actions. Monitoring is primarily accomplished through monthly reviews and analysis of asset and liability repricing opportunities, market conditions and expectations for the economy. Cash flow analyses are also used to project short-term interest rate risks and liquidity risks. Management believes, at June 30, 2011, there is adequate flexibility to alter the current rate and maturity structures as necessary to minimize the exposure to changes in interest rates, should they occur. The Company is currently in a negative gap position for assets and liabilities repricing within the next year. This generally means that for assets and liabilities maturing and repricing within the next 12 months, the Company is positioned for more liabilities to reprice than the amount of assets repricing.

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

Loans that are not fully collateralized are generally placed into nonaccrual status when they become past due in excess of ninety days. Loans that are fully collateralized may remain in accrual status as long as management believes that the loan will eventually be collected in full. When collateral values are not sufficient to repay a loan and there are not sufficient other resources for repayment, management will write the carrying amount of the loan down to the expected collateral net proceeds by establishing an allowance through a charge to the provision for loan losses. When management determines that a loan is not recoverable the balance is charged off to the allowance for loan losses. Any subsequent recoveries are added back to the allowance for loan losses. Overdrawn deposit accounts are treated as loans and therefore are subject to the Company’s loan policies. Deposit accounts that are not in the Company’s overdraft protection program and are overdrawn in excess of thirty days are generally charged-off. Deposits in the overdraft protection program that have been overdrawn continuously for sixty days are funded through the offering of a “fresh start” loan with overdraft privileges being removed. Any fresh start loan that becomes thirty days past due is charged off to the allowance for loan losses.

The adequacy of the allowance for loan losses is evaluated quarterly with provision accruals approved by the Board. Allowance adequacy is dependent on loan classifications by external examiners and by internal and external loan review personnel, past due status, collateral reviews, loan growth and loss history. An impairment exists if management estimates that it is probable that the Company will be unable to collect all contractual payments due. As part of the allowance evaluation, individual loans are reviewed for impairment amounts. Loans with high risk grades, generally implying a substandard classification, are considered impaired and therefore are selected for individual impairment tests. Loan grades are a significant indicator in determining which loans to individually test for impairment because the loan grading process incorporates past due status, payment history, customer financial condition and collateral value in assigning individual grades to loans. Nonaccrual loans are also generally selected for individual impairment tests. Loans that have been modified in a troubled debt restructuring are also selected for individual impairment tests. For collateral-dependent loans, those for which the repayment is expected to be provided solely by the underlying collateral, impairment is based on the value of the related collateral. Otherwise, impairment is based on the estimated present value of expected cash flows discounted at the effective interest rate of the loan. The material estimates necessary in this process make it inherently subjective and make the estimates subject to significant changes and may add volatility to earnings as provisions are adjusted. Loans not individually tested for impairment are grouped into risk-rated pools and evaluated based on historical loss experience. Additionally management considers specific external credit risk factors (“environmental factors”) that may not be reflected in historical loss rates such as: (1) potential disruptions in the real estate market and their effect on real estate concentrations; (2) trends in loan to value exception rates; (3) general economic conditions; (4) higher fuel costs; and (5) reviews of underwriting standards in our various markets. These and other environmental factors are reviewed on a quarterly basis.

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

Approximately 86.10% of the $32.800 million in nonaccrual loans at June 30, 2011 were in construction and development and commercial real estate loans. These nonaccrual balances consisted of several large loans rather than a great many small loans.

The following table summarizes the number and amount of nonaccrual construction and land development loans of $500 thousand or more at the end of each quarter from June 30, 2010 through June 30, 2011.

(Dollars in thousands)
	Number of Loans	Amount
Balance at 06/30/11	7	$8,035

Balance at 03/31/11	7	10,139

Balance at 12/31/10	7	10,553

Balance at 09/30/10	7	8,581

Balance at 06/30/10	9	13,213

The following table summarizes the number and amount of nonaccrual commercial real estate loans of $500 thousand or more at the end of each quarter from June 30, 2010 through June 30, 2011.

(Dollars in thousands)
	Number of Loans	Amount
Balance at 06/30/11	8	$16,221

Balance at 03/31/11	7	15,467

Balance at 12/31/10	6	10,152

Balance at 09/30/10	7	13,451

Balance at 06/30/10	8	8,899

FIRST M & F CORPORATION

The following tables list construction and commercial real estate loans, along with their impairment allowances, that were in nonaccrual status and had balances of $500 thousand or more at June 30, 2011 and at December 31, 2010.

	June 30, 2011		December 31, 2010
	Seven Largest Loans		Seven Largest Loans
(Dollars in thousands)	Nonaccrual	Impairment	Nonaccrual	Impairment
Note	Balance	Allowance	Balance	Allowance
1.	$1,520	$200	$1,634	$-
2.	1,465	200	1,465	-
3.	1,413	250	1,393	125
4.	1,325	-	1,325	-
5.	878	-	2,925	-
6.	873	-	1,008	-
7.	561	-	803	-
Totals	$8,035	$650	$10,553	$125

Total nonaccrual construction and land development loans	$9,735	$924	$13,993	$175

	June 30, 2011		December 31, 2010
	Eight Largest Loans		Six Largest Loans
(Dollars in thousands)	Nonaccrual	Impairment	Nonaccrual	Impairment
Note	Balance	Allowance	Balance	Allowance
8.	$5,379	$250	$-	$-
9.	2,344	382	2,455	300
10.	2,336	200	2,469	-
11.	2,086	734	2,093	-
12.	1,550	-	1,582	-
13.	973	173	-	-
14.	880	-	880	-
15.	673	255	673	255
Totals	$16,221	$1,994	$10,152	$555

Total nonaccrual commercial real estate loans	$18,506	$2,272	$13,027	$765

FIRST M & F CORPORATION

The following table summarizes information relevant to the impairment determinations for the seven largest construction and development loans and the eight largest commercial real estate loans that were in nonaccrual status at June 30, 2011.

			Nonaccrual	Impairment	Information
(Dollars in thousands)	Type of	Type of	Balance	Allowance	Supporting
Note	Borrower	Collateral	06/30/11	06/30/11	Allowance
1.	Commercial Developer	Commercial Subdivision	$1,520	$200	Appraisal dated 02/25/11
2.	Residential Developer	Residential Subdivision	1,465	200	Appraisal dated 11/23/09
3.	Commercial Developer	Commercial - Retail	1,413	250	Appraisal dated 10/03/08
4.	Commercial Developer	Commercial Subdivision	1,325	-	Appraisal dated 09/29/10
5.	Commercial	Land	878	-	Appraisal dated 04/05/11
6.	Residential Developer	Residential Subdivision	873	-	Appraisal dated 10/14/10
7.	Residential Developer	Residential Subdivision	561	-	Appraisal dated 09/30/09
8.	Commercial	Assisted Living Facility	5,379	250	Appraisal dated 06/23/11
9.	Commercial	Retailer	2,344	382	Appraisal dated 10/05/10
10.	Commercial	Office	2,336	200	Appraisal dated 02/24/10
11.	Commercial	Office/Warehouse	2,086	734	Appraisal dated 03/02/11
12.	Commercial	Self Storage	1,550	-	Appraisal dated 12/06/10
13.	Commercial	Retailer	973	173	Appraisal dated 05/12/11
14.	Commercial	Commercial Office	880	-	Appraisal dated 07/08/10
15.	Commercial	Self Storage	673	255	In-house evaluation dated 07/22/09

The additions to the impairment allowance and the nonaccrual loan balances in 2009 occurred primarily in construction and land development loans. Many of these loans were foreclosed on during 2009. Many remaining nonaccrual loans were written down to their collateral values, resulting in a small allowance for loan losses remaining for nonaccrual loans at the end of 2009. During 2010 and into 2011 initial impairments became fewer for construction loans while commercial real estate loans have incurred new impairments.

FIRST M & F CORPORATION

The following table shows a distribution of the totals for construction loans evaluated for impairment and the impairment allowances allocated to those loans at June 30, 2011 and December 31, 2010.

	June 30, 2011		December 31, 2010
(Dollars in thousands)	Loan	Impairment	Loan	Impairment
	Balance	Allowance	Balance	Allowance
Non-accrual loans	$9,735	$924	$13,993	$175
Accruing loans with an allowance	9,350	2,409	11,327	2,696
Accruing loans without an allowance	8,617	-	8,111	-
Total	$27,702	$3,333	$33,431	$2,871

The following table shows a distribution of the totals for commercial real estate loans evaluated for impairment and the impairment allowances allocated to those loans at June 30, 2011 and December 31, 2010.

	June 30, 2011		December 31, 2010
(Dollars in thousands)	Loan	Impairment	Loan	Impairment
	Balance	Allowance	Balance	Allowance
Non-accrual loans	$18,506	$2,272	$13,027	$765
Accruing loans with an allowance	1,667	386	5,025	817
Accruing loans without an allowance	30,386	-	36,275	-
Total	$50,559	$2,658	$54,327	$1,582

FIRST M & F CORPORATION

The following table shows the trend in credit quality related to the largest segments of the real estate loan portfolio.

		Past Due	Past Due
		30 – 89	90 Days		Year-To-
		Days	Or More		Date Net
(Dollars in thousands)	Outstanding	And Still	And Still		Charge-Offs
	Balances	Accruing	Accruing	Nonaccrual	(Recoveries)
Construction and development loans:
06/30/11	$87,826	$1,514	$307	$9,735	$(551)
03/31/11	92,744	1,218	101	13,608	(68)
12/31/10	89,093	1,257	274	13,993	4,167
09/30/10	96,848	979	430	11,887	2,628
06/30/10	106,015	2,495	79	17,092	2,816

Loans secured by 1-4 family properties:
06/30/11	$226,823	$2,067	$285	$3,272	$585
03/31/11	227,912	2,378	102	3,144	295
12/31/10	235,489	3,020	564	3,863	1,733
09/30/10	236,822	2,422	319	5,001	936
06/30/10	237,801	2,538	123	4,106	812

Commercial real estate-secured loans:
06/30/11	$533,720	$3,746	$67	$18,506	$753
03/31/11	549,628	4,940	65	19,111	395
12/31/10	557,638	2,091	-	13,027	7,360
09/30/10	529,899	3,824	44	16,306	4,917
06/30/10	509,556	6,359	1,080	11,890	4,667

The following table shows overall statistics for non-performing loans and other assets of the Company:

(Dollars in thousands)	June 30	December 31	June 30
	2011	2010	2010
Nonaccrual loans	$32,800	$33,127	$35,603
Other real estate	30,650	31,125	31,231
Nonaccrual investment securities	693	698	660

Total non-performing assets	$64,143	$64,950	$67,494

Past due 90 days or more and still accruing interest	$784	$951	$1,307
Restructured loans (accruing)	22,989	18,053	15,374

Ratios:
Nonaccrual loans to loans	3.13%	3.11%	3.41%
Past due 90 day loans to loans	.07%	.09%	.13%
Non-performing credit assets to loans and other real estate	5.89%	5.85%	6.22%
Non-performing assets to assets	3.95%	4.05%	4.30%

FIRST M & F CORPORATION

The Company is still in the process, begun in 2008, of working through the negative effects of the real estate downturn. The length and depth of any further deterioration will depend on the strength of the economy and of the housing and commercial real estate sectors. A continued deterioration in real estate values, especially if in the commercial real estate sector, could result in additional write-downs of loans. The Company’s nonperforming assets have stabilized into a range of $60 million to $70 million over the past 12 months. Foreclosed real estate makes up approximately half of the nonperforming asset balance. The Company’s ability to significantly reduce nonperforming assets will depend on its ability to dispose of foreclosed properties. The construction and commercial real estate market remains illiquid with properties moving at a slow pace. Management believes that until the economy strengthens significantly, these properties will continue to sell at a slow pace. Management does not know of any additional material contingencies that could negatively affect the remainder of the loan portfolio during 2011.

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

In an effort to address and change the risk profile of the Company’s balance sheet, management decided to de-emphasize residential and commercial construction loans and re-emphasize consumer, small business loans and certain agricultural loans. The Company also added a group of acquired participations in church loans in 2010 to further diversify the portfolio.

FIRST M & F CORPORATION

Off-Balance Sheet Arrangements

The Company’s primary off-balance sheet arrangements are in the form of loan commitments, operating lease commitments and an interest rate swap. At June 30, 2011, the Company had $111.417 million in unused loan commitments outstanding. Of these commitments, $78.359 million mature in one year or less. Lines of credit are established using the credit policy of the Company concerning the lending of money.

Letters of credit are used to facilitate a borrower’s business and are usually related to the acquisition of inventory or of assets to be used in the customer’s business. Letters of credit are generally secured and are underwritten using the same standards as traditional commercial loans. Most standby letters of credit expire without being presented for payment. However, the presentment of a standby letter of credit would create a loan receivable from the Bank’s loan customer. The Bank’s asset-based lending subsidiary uses commercial letters of credit to facilitate the purchase of inventory items by its customers. There were no commercial letters of credit outstanding at the end of the second quarter of 2011 or 2010. At June 30, 2011, the Company had $4.779 million in financial standby letters of credit issued and outstanding.

The Company occasionally uses standby letters of credit issued on its behalf by the Federal Home Loan Bank of Dallas to pledge to certain state and municipality deposits and occasionally as additional collateral on loan participations sold and is obligated to the Federal Home Loan Bank if the letters of credit must be drawn upon. At June 30, 2011 and June 30, 2010, there were no standby letters of credit issued on the Company’s behalf by any Federal Home Loan Banks.

Liabilities of $7 thousand at June 30, 2011, and $28 thousand at June 30, 2010, are recognized in other liabilities related to the obligation to stand ready to perform related to standby letters of credit.

The Company makes commitments to originate mortgage loans that will be held for sale. The total commitments to originate mortgages to be held for sale were $2.981 million at June 30, 2011. These commitments are accounted for as derivatives and are marked to fair value with changes in fair value recorded in mortgage banking income.  At June 30, 2011, there were no mortgage origination-related derivatives with positive fair values included in other assets, and derivatives with negative fair values of $17 thousand were included in other liabilities.

The Company also engages in forward sales contracts with mortgage investors to purchase mortgages held for sale. Those forward sale agreements that have a determined price and expiration date are accounted for as derivatives and marked to fair value through mortgage banking income. At June 30, 2011, the Company had $2.972 million in locked forward sales agreements in place. Forward sale-related derivatives with positive fair values of $51 thousand were included in other assets, and there were no derivatives with negative fair values included in other liabilities.

Mortgages that are sold generally have recourse obligations if any of the first four payments become past due over 30 days under certain investor contracts and over 90 days under other investor contracts. The Company may also be required to repurchase mortgages that do not conform to FNMA or FHA underwriting standards or that contain critical documentation errors or fraud. The Company only originates for sale mortgages that conform to FNMA and FHA underwriting guidelines. The Company has not sustained any recourse-related losses in its mortgage program and the repurchase of mortgages has been an extremely rare event. Mortgages sold that were still in the recourse period were $24.230 million at June 30, 2011. No recourse liability was recorded for these mortgages.

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

In November 2010 the Company entered into a forward-starting interest rate swap designed to hedge the variability of cash flows on the quarterly interest payments of the junior subordinated debentures, issued in relation to a trust preferred security financing in 2006, that switched in March 2011 from a fixed-rate of 6.44% to a floating rate of 3-month LIBOR plus 1.33%. The interest rate swap has a notional value of $30 million which is equivalent to the net principal balance of the junior subordinated debentures. The effective date of the swap was March 15, 2011 with an expiration date of March 15, 2018.

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

Management of the Company evaluates many factors in determining the estimate for the allowance for loan losses. Management reviews loan quality on an ongoing basis to determine the collectability of individual loans and reflects that collectability by assigning loan grades to individual credits. The grades generally determine how closely a loan will be monitored on an ongoing basis. A customer’s payment history, financial statements, cash flow patterns and collateral, among other factors, are reviewed to determine if the loan has potential losses. Such information is used to determine if individual loans are impaired and to group remaining loans into risk pools. A loan is impaired if management estimates that it is probable that the Company will be unable to collect all contractual payments due. Generally, all loans (1) risk-rated as substandard, doubtful or loss, (2) in nonaccrual status or (3) classified as troubled debt restructurings are considered impaired and are therefore individually tested for impairment allowances. Impairment estimates may be based on discounted cash flows or collateral values. Historical loan losses by loan type and loan grade are also a significant factor in estimating future losses when applied to the risk pools of loans not individually tested for impairment. Various external environmental factors are also considered in estimating the allowance. Concentrations of credit by loan type and collateral type are also reviewed to estimate exposures and risks of loss. General economic factors as well as economic factors for individual industries or factors that would affect certain types of loan collateral are reviewed to determine the exposure of loans to economic fluctuations. The Company has a loan review department that audits types of loans as well as geographic segments to determine credit problems and loan policy violations that require the attention of management. All of these factors are used to determine the adequacy of the allowance for loan losses and adjust its balance accordingly.

The allowance for loan losses is increased by the amount of the provision for loan losses and by recoveries of previously charged-off loans. It is decreased by loan charge-offs as they occur when principal is deemed to be uncollectible.

FIRST M & F CORPORATION

Fair value

Certain of the Company’s assets and liabilities are financial instruments carried at fair value. This includes securities available for sale, mortgage-related derivatives and interest rate swaps. Most of the assets and liabilities carried at fair value are based on either quoted market prices, market prices for similar instruments or market data for the instruments being valued. At June 30, 2011, less than 1% of assets measured at fair value were based on significant unobservable inputs.

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

The Company enters into interest rate swaps. Interest rate swaps are valued using a discounted cash flow model. Future net cash flows are estimated based on the forward LIBOR rate curve, the payment terms of the swap and potential credit events. These cash flows are discounted using a rate derived from the forward swap curve, with the resulting fair value being classified as a Level 3 valuation.

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

FIRST M & F CORPORATION

Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 clarifies how fair values should be measured for instruments classified in stockholders’ equity and under what circumstances premiums and discounts should be applied in fair value measurements. The guidance also permits entities to measure fair value on a net basis for financial instruments that are managed based on net exposure to market risks or counterparty credit risks. Required new disclosures for financial instruments classified as Level 3 fair values include (1) quantitative information about unobservable inputs used in measuring fair values, (2) qualitative discussion of the sensitivity of fair value measurements to changes in unobservable inputs and (3) a description of the valuation processes used. ASU 2011-04 also requires disclosure of fair value levels for financial instruments that are not recorded at fair value but for which fair value is required to be disclosed. ASU 2011-04 will be effective for the Company prospectively for interim and annual periods beginning on January 1, 2012. Adoption of ASU 2011-04 is not expected to have a material impact on the Company’s financial position or results of operations.

Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 will be effective for the Company retrospectively for interim and annual periods beginning on January 1, 2012. Adoption of ASU 2011-05 is not expected to have a material impact on the Company’s financial position or results of operations.

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

Interest rate shock analysis shows that the Company will experience a 0.19% increase over 12 months in its net interest income with a gradual (12 month ramp) and sustained 100 basis point decrease in interest rates. A gradual and sustained increase in interest rates of 200 basis points will result in a .63% decrease in net interest income.

An analysis of the change in market value of equity shows how an interest rate shock will affect the difference between the market value of assets and the market value of liabilities. With all financial instruments being stated at market value, the market value of equity will increase by 3.24% with an immediate and sustained increase in interest rates of 200 basis points. The market value of equity will decrease by 7.61% with an immediate and sustained decrease in interest rates of 100 basis points.

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

As of June 30, 2011, (the "Evaluation Date"), the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as defined in the Exchange Act Rules.  Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are sufficiently effective to ensure that material information relating to the Company and required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. During the last quarter ended June 30, 2011, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

The Company’s risk factors have been previously disclosed under Part I - Item 1A of the Company’s 2010 Form 10-K. However, the Company believes that the following factor is relevant for periods after June 30, 2011:

•
The Standard & Poor’s downgrade in the U.S. government’s sovereign credit rating, and in the credit ratings of instruments issued, insured or guaranteed by certain related institutions, agencies and instrumentalities, could result in risks to the Company and general economic conditions that we are not able to predict.

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

FIRST M & F CORPORATION

Date: August 12, 2011

BY:	/s/ Hugh S. Potts, Jr.	BY:	/s/ John G. Copeland
	Hugh S. Potts, Jr.		John G. Copeland
	Chairman of the Board and Chief Executive Officer (principal executive officer)		Executive Vice President and Chief Financial Officer (principal financial officer)

		BY:	/s/ Robert C. Thompson, III
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