Form 10-Q
period 2011-09-30
FIRST M&F CORP/MS
filed 2011-11-14
CIK 320387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2011 Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number 000-09424

FIRST M&F CORPORATION
(Exact name of registrant as specified in its charter)

MISSISSIPPI (State or other jurisdiction of Incorporation or organization)	64-0636653 (I.R.S. Employer Identification Number)

134 West Washington Street, Kosciusko, Mississippi (Address of principal executive offices)	39090 (Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Common stock, $5 par value	9,142,717 Shares
Title of Class	Shares Outstanding at October 31, 2011

FIRST M&F CORPORATION

FORM 10-Q

FIRST M & F CORPORATION AND SUBSIDIARY

PART I: FINANCIAL INFORMATION

Item 1 – Financial Statements (Unaudited)

Consolidated Statements of Condition

(Dollars in thousands)
	September 30, 2011	December 31, 2010

	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$42,545	$45,099
Interest bearing bank balances	66,026	72,103
Federal funds sold	25,000	25,000
Securities available for sale, amortized cost of $301,274 and $274,421	307,167	276,929
Loans held for sale	11,676	6,242
Loans, net of unearned income	1,014,966	1,060,146
Allowance for loan losses	(16,111)	(16,025)
Net loans	998,855	1,044,121
Bank premises and equipment	40,382	40,696
Accrued interest receivable	5,915	6,380
Other real estate	32,722	31,125
Other intangible assets	4,693	5,013
Bank owned life insurance	22,350	21,790
Other assets	29,536	29,466
	$1,586,867	$1,603,964
Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing deposits	$222,042	$212,199
Interest-bearing deposits	1,161,817	1,163,213
Total deposits	1,383,859	1,375,412
Federal funds purchased and repurchase agreements	8,374	33,481
Other borrowings	44,315	50,416
Junior subordinated debt	30,928	30,928
Accrued interest payable	1,237	1,470
Other liabilities	7,374	5,192
Total liabilities	1,476,087	1,496,899
Stockholders’ equity:
Preferred stock; 1,000,000 shares authorized; 30,000 shares issued and outstanding	17,260	16,390
Common stock of $5.00 par value; 50,000,000 shares authorized: 9,142,717 and 9,106,803 shares issued and outstanding	45,714	45,534
Additional paid-in capital	31,917	31,883
Nonvested restricted stock awards	647	784
Retained earnings	14,016	12,225
Accumulated other comprehensive income	1,226	249
Total equity	110,780	107,065
	$1,586,867	$1,603,964

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations
(Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
Interest income:
Interest and fees on loans	$15,063	$15,532	$45,719	$46,607
Interest on loans held for sale	53	46	121	170
Taxable investments	1,746	1,863	5,448	5,940
Tax-exempt investments	318	374	934	1,196
Federal funds sold	16	17	47	67
Interest bearing bank balances	43	23	141	109
Total interest income	17,239	17,855	52,410	54,089
Interest expense:
Deposits	3,234	4,471	10,604	14,632
Federal funds purchased and repurchase agreements	8	15	30	49
Other borrowings	479	576	1,512	2,488
Junior subordinated debt	293	499	1,043	1,487
Total interest expense	4,014	5,561	13,189	18,656
Net interest income	13,225	12,294	39,221	35,433
Provision for loan losses	2,580	2,280	7,440	6,940
Net interest income after provision for loan losses	10,645	10,014	31,781	28,493
Noninterest income:
Deposit account income	2,721	2,629	7,652	7,675
Mortgage banking income	524	330	1,203	1,142
Agency commission income	1,010	1,112	2,838	2,945
Trust and brokerage income	146	141	431	406
Bank owned life insurance income	163	143	522	483
Other income	395	424	1,447	1,601
Securities gains, net	460	4	2,150	1,716
Total investment other-than-temporary impairment losses	(129)	(67)	(367)	(435)
Portion of loss recognized in (reclassified from) other comprehensive income (before taxes)	(71)	30	(214)	32
Net investment impairment losses recognized	(200)	(37)	(581)	(403)
Total noninterest income	5,219	4,746	15,662	15,565
Noninterest expenses:
Salaries and employee benefits	7,457	6,853	21,570	20,571
Net occupancy expenses	992	1,023	2,932	2,969
Equipment expenses	476	550	1,392	1,859
Software and processing expenses	368	408	1,162	1,227
Telecommunication expenses	224	242	678	737
Marketing and business development expenses	299	226	776	694
Foreclosed property expenses	1,483	166	5,304	1,041
FDIC insurance assessments	545	808	1,896	2,493
Intangible asset amortization	106	107	320	320
Other expenses	2,193	2,728	7,227	7,951
Total noninterest expenses	14,143	13,111	43,257	39,862
Income before income taxes	1,721	1,649	4,186	4,196
Income tax expense	391	407	800	828
Net income	1,330	1,242	3,386	3,368
Net income (loss) attributable to noncontrolling interests	—	(3)	—	(2)
Net income attributable to First M&F Corporation	$1,330	$1,245	$3,386	$3,370
Dividends and accretion on preferred stock	448	441	1,320	1,317
Gain on exchange of preferred stock	—	12,867	—	12,867
Net income applicable to common stock	$882	$13,671	$2,066	$14,920
Net income allocated to common shareholders	$878	$13,565	$2,054	$14,804
Earnings per share:
Basic	0.10	1.49	0.23	1.63
Diluted	0.10	1.49	0.23	1.63

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Comprehensive Income
(Unaudited)

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
Net income	$1,330	$1,242	$3,386	$3,368
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized gains on securities available for sale arising during the period, net of tax of $575 and $28 for the three months ended September 30 and $1,924 and $1,560 for the nine months ended September 30	965	53	3,234	2,625
Unrealized gains (losses) on other-than-temporarily impaired securities available for sale arising during the period, net of tax of $81 and $28 for the three months ended September 30 and $76 and $102 for the nine months ended September 30	(135)	(50)	(128)	(173)
Reclassification adjustment for gains on securities available for sale included in net income, net of tax of $172 and $1 for the three months ended September 30 and $802 and $640 for the nine months ended September 30	(288)	(3)	(1,348)	(1,076)
Reclassification adjustment for credit related other-than- temporary impairment losses on securities available for sale included in net income, net of tax of $75 and $13 for the three months ended September 30 and $217 and $150 for the nine months ended September 30	125	24	364	253
Unrealized losses net of settlements on cash flow hedge arising during the period, net of tax of $684 and $0 for the three months ended September 30 and $950 and $0 for the nine months ended September 30	(1,148)	—	(1,596)	—
Defined benefit pension plans:
Amortization of prior service cost, net of tax of $2 and $5 for the three months ended September 30 and $6 and $10 for the nine months ended September 30	(4)	(6)	(12)	(18)
Amortization of actuarial loss, net of tax of $91 and $82 for the three months ended September 30 and $274 and $247 for the nine months ended September 30	154	139	463	416
Other comprehensive income (loss)	(331)	157	977	2,027
Total comprehensive income	999	1,399	4,363	5,395
Comprehensive income (loss) attributable to noncontrolling interests	—	(3)	—	(2)
Comprehensive income of First M&F Corp	$999	$1,402	$4,363	$5,397

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity
Nine Months Ended September 30, 2011 and 2010
(Unaudited)

(Dollars in thousands, except per share data)
	Preferred Stock	Common Stock	Additional Paid-In Capital	Nonvested Restricted Stock Awards	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
January 1, 2010	$28,838	$45,347	$31,926	$734	$(2,595)	$379	$1	$104,630
Net income	—	—	—	—	3,370	—	(2)	3,368
Cash dividends ($.03 per share)	—	—	—	—	(275)	—	—	(275)
28,206 shares granted to directors	—	141	(41)	—	—			100
Dividends and accretion on preferred stock	193	—	—	—	(1,317)	—	—	(1,124)
Gain on exchange of preferred stock	(12,867)	—	—	—	12,867			—
Share-based compensation expense recognized	—	—	8	22	—	—	—	30
Net change	—	—	—	—	—	2,027	—	2,027
Distributions	—	—	—	—	—	—	1	1
September 30, 2010	$16,164	$45,488	$31,893	$756	$12,050	$2,406	$—	$108,757
January 1, 2011	$16,390	$45,534	$31,883	$784	$12,225	$249	$—	$107,065
Net income	—	—	—	—	3,386	—	—	3,386
Cash dividends ($.03 per share)	—	—	—	—	(275)	—	—	(275)
29,914 shares granted to directors	—	150	(42)	—	—	—	—	108
Dividends and accretion on preferred stock	870	—	—	—	(1,320)	—	—	(450)
6,000 restricted share awards vested		30	71	(101)	—	—	—	—
Share-based compensation expense recognized	—	—	5	(36)	—	—	—	(31)
Net change	—	—	—	—	—	977	—	977
September 30, 2011	$17,260	$45,714	$31,917	$647	$14,016	$1,226	$—	$110,780

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)	Nine Months Ended
	September 30
	2011	2010
Cash flows from operating activities:
Net income	$3,386	$3,368
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	77	30
Amortization of pension costs	521	366
Depreciation and amortization	1,911	2,060
Provision for loan losses	7,440	6,940
Net investment amortization	1,665	1,498
Net change in unearned fees/deferred costs on loans	(397)	(25)
Capitalized dividends on FHLB stock	(20)	(20)
Gain on securities available for sale	(2,150)	(1,716)
Impairment loss on securities available for sale	581	403
Gain on loans held for sale	(766)	(948)
Other real estate losses	4,221	619
Other asset sales losses	207	93
Deferred income taxes	797	828
Originations of loans held for sale, net of repayments	(50,614)	(60,337)
Sales proceeds of loans held for sale	45,595	67,714
(Increase) decrease in:
Accrued interest receivable	465	980
Cash surrender value of bank owned life insurance	(522)	(483)
Other assets	(3,864)	(2,344)
Increase (decrease) in:
Accrued interest payable	(233)	(1,378)
Other liabilities	1,998	3,073
Net cash provided by operating activities	10,298	20,721
Cash flows from investing activities:
Purchases of securities available for sale	(157,489)	(123,543)
Sales of securities available for sale	89,504	68,188
Maturities of securities available for sale	41,037	69,851
Sales of nonperforming loans	—	500
Net (increase) decrease in other loans held for investment	26,005	(21,141)
Net (increase) decrease in:
Interest bearing bank balances	6,077	51,905
Federal funds sold	—	45,000
Bank premises and equipment	(1,273)	(99)
Net purchases of bank owned life insurance	(38)	(30)
Proceeds from sales of other real estate and other repossessed assets	6,829	5,647
Net cash provided by investing activities	10,652	96,278

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)	Nine Months Ended
	September 30
	2011	2010
Cash flows from financing activities:
Net increase (decrease) in deposits	$8,429	$(66,404)
Net increase (decrease) in short-term borrowings	(25,107)	17,042
Proceeds from other borrowings	686	—
Repayments of other borrowings	(6,787)	(72,369)
Earnings distributions to noncontrolling interests	—	1
Common stock issued	—	100
Common dividends paid	(275)	(275)
Preferred dividends paid	(450)	(1,308)
Net cash used in financing activities	(23,504)	(123,213)
Net decrease in cash and due from banks	(2,554)	(6,214)
Cash and due from banks at January 1	45,099	42,446
Cash and due from banks at September 30	$42,545	$36,232
Supplemental disclosures:
Total interest paid	$13,432	$20,046
Total income taxes paid	4	232
Income tax refunds received	4	229

Transfers of loans to foreclosed property	12,684	21,144
Transfers of buildings to foreclosed property	—	176
Gain on exchange of Class B preferred stock	—	12,867
U. S. Treasury preferred dividend accrued but unpaid	75	3
Accretion on U. S. Treasury preferred stock	870	193

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at September 30, 2011, Using
	Assets/Liabilities Measured at Fair Value	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	September 30, 2011	(Level 1)	(Level 2)	(Level 3)
U.S. Government sponsored entities	$41,113	$—	$41,113	$—
Mortgage-backed investments	218,408	—	218,408	—
Obligations of states and political subdivisions	43,527	—	43,527	—
Collateralized debt obligations	730	—	—	730
Other debt securities	3,389	—	3,389	—
Total securities available for sale	$307,167	$—	$306,437	$730
Interest rate swap asset	—	—	—	—
Mortgage derivative assets	572	—	—	572
	$307,739	$—	$306,437	$1,302

Interest rate swap liability	$1,729	$—	$—	$1,729
Mortgage derivative liabilities	441	—	—	441
	$2,170	$—	$—	$2,170

		Fair Value Measurements at December 31, 2010, Using
	Assets/Liabilities Measured at Fair Value	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
U.S. Government sponsored entities	$58,611	$—	$58,611	$—
Mortgage-backed investments	173,921	—	173,921	—
Obligations of states and political subdivisions	41,828	—	41,828	—
Collateralized debt obligations	934	—	—	934
Other debt securities	1,635	—	1,635	—
Total available for sale securities	$276,929	$—	$275,995	$934
Interest rate swap asset	817	—	—	817
Mortgage derivative assets	246	—	—	246
	$277,992	$—	$275,995	$1,997

Mortgage derivative liabilities	$28	$—	$—	$28

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

The following table reports the activity for the third quarter and year-to-date periods ending September 30, 2011 and 2010 in assets measured at fair value on a recurring basis using significant unobservable (Level 3) inputs.

(Dollars in thousands)	Three Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2011
	Collateralized Debt Obligations	Mortgage Derivatives	Interest Rate Swap	Collateralized Debt Obligations	Mortgage Derivatives	Interest Rate Swap
Beginning Balance	$946	$34	$103	$934	$218	$817
Total gains or losses (realized/unrealized):
Other-than-temporary impairment included in earnings	(200)	—	—	(581)	—	—
Other-than-temporary impairment (included in) transferred from other comprehensive income	71	—	—	214	—	—
Other gains/losses included in other comprehensive income	(87)	—	(2,001)	163	—	(2,908)
Net swap settlement recorded	—	—	169	—	—	362
IRLC and FSA issuances	—	171	—	—	377	—
IRLC and FSA expirations and fair value changes included in earnings	—	81	—	—	(146)	—
IRLC transfers into closed loans/FSA transferred on sales	—	(155)	—	—	(318)	—
Ending Balance	$730	$131	$(1,729)	$730	$131	$(1,729)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(200)	$—	$(169)	$(581)	$—	$(362)

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2010		September 30, 2010
	Collateralized Debt Obligations	Mortgage Derivatives	Collateralized Debt Obligations	Mortgage Derivatives
Beginning Balance	$883	$90	$1,080	$84
Total gains or losses (realized/unrealized):
Other-than-temporary impairment included in earnings	(37)	—	(403)	—
Other-than-temporary impairment (included in) transferred from other comprehensive income	(30)	—	(32)	—
Other gains/losses included in other comprehensive income	(11)	—	160	—
IRLC and FSA issuances, expirations and fair value changes included in earnings	—	(97)	—	(11)
IRLC transfers into closed loans	—	(10)	—	(90)
Ending Balance	$805	$(17)	$805	$(17)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(37)	$—	$(403)	$—

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

The following tables summarize assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	09/30/11 (a)	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$19,713	$—	$—	$25,915
Loan foreclosures	5,603	—	—	5,603
Other real estate	10,784	—	—	10,784

The following tables summarize assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	12/31/10 (a)	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$27,335	$—	$—	$27,335
Loan foreclosures	5,013	—	—	5,013
Other real estate	12,498	—	—	12,498

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

The following table summarizes losses recognized related to nonrecurring fair value measurements of individual assets or portfolios:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2011	2010	2011	2010
Impaired loans (a)	$1,805	$2,368	$6,221	$6,016
Loan foreclosures (b)	1,904	753	2,721	2,349
Other real estate (c)	670	233	3,777	895

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

Fair Value of Financial Instruments

The following table presents the carrying amounts and fair values of the Company’s financial instruments at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and short-term investments	$133,571	$133,571	$142,202	$142,202
Securities available for sale	307,167	307,167	276,929	276,929
Loans held for sale	11,676	12,032	6,242	6,242
Loans held for investment	998,855	932,854	1,044,121	965,894
Agency accounts receivable	446	446	346	346
Accrued interest receivable	5,915	5,915	6,380	6,380
Nonmarketable equity investments	8,922	8,922	7,353	7,353
Investments in unconsolidated VIEs	3,497	3,497	3,615	3,615
Mortgage derivative assets	572	572	246	246
Financial liabilities:
Noninterest-bearing deposits	222,042	222,042	212,199	212,199
NOW, MMDA and savings deposits	676,361	676,361	645,433	645,433
Certificates of deposit	485,456	495,699	517,780	527,971
Short-term borrowings	8,374	8,374	33,481	33,481
Other borrowings	44,315	46,838	50,416	53,213
Junior subordinated debt	30,928	25,466	30,928	25,123
Agency accounts payable	1,009	1,009	586	586
Accrued interest payable	1,237	1,237	1,470	1,470
Mortgage derivative liabilities	441	441	28	28
Other financial instruments:
Commitments to extend credit and letters of credit	(7)	(284)	(15)	(306)
Interest rate swap	(1,729)	(1,729)	817	817

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

Securities available for sale are predominantly valued based on prices obtained from an independent nationally recognized pricing service and market yield matrices. The Company uses an external pricing service to electronically provide prices by CUSIP number. These prices include exchange quoted prices, dealer quoted prices and prices derived from market yields published by specialized financial database providers. The price used is the one price per instrument provided for the securities that the service can produce prices for. No additional adjustments are made to the prices that are obtained from external pricing services. Typically, all securities except for some small municipal issues and the collateralized debt obligations are priced by the primary external provider. For issues that are not priced by the primary provider, the pricing disclosed in the investment accounting product provided by the broker-dealer affiliate of a correspondent bank is used. The broker-dealer’s accounting system uses prices provided by (1) the same external pricing service that the Company uses, (2) Standard & Poor’s, (3) matrix pricing with market yield inputs provided by Bloomberg and a municipal securities market data provider and (4) the broker-dealer’s trading staff. Any quotes provided by a broker-dealer are usually non-binding. However, the Company rarely uses solicited broker-dealer quotes to price any of its securities. The broker-dealer prices all municipal securities through its pricing matrix. At September 30, 2011, the only securities that were not priced by the primary provider were 13 municipal bonds representing 6 issuers and the collateralized debt obligations. The broker-dealer’s matrix prices were used for the municipal securities and a third-party provider’s modeled prices were used for the collateralized debt obligations (CDOs).

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

Note 3:  Investment Securities

The following is a summary of the amortized cost and fair value of securities available for sale at September 30, 2011 and December 31, 2010:

		Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
September 30, 2011:
U.S. Government sponsored entities	$40,963	$231	$81	$41,113
Mortgage-backed investments	212,344	6,197	133	218,408
Obligations of states and political subdivisions	41,340	2,214	27	43,527
Collateralized debt obligations	3,187	—	2,457	730
Other debt securities	3,440	42	93	3,389
	$301,274	$8,684	$2,791	$307,167
December 31, 2010:
U.S. Government sponsored entities	$58,152	$650	$191	$58,611
Mortgage-backed investments	170,039	4,268	386	173,921
Obligations of states and political subdivisions	40,924	1,104	200	41,828
Collateralized debt obligations	3,768	—	2,834	934
Other debt securities	1,538	97	—	1,635
	$274,421	$6,119	$3,611	$276,929

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 3:  (Continued)

Provided below is a summary of securities available for sale which were in an unrealized loss position and the length of time that individual securities have been in a continuous loss position at September 30, 2011 and December 31, 2010. Securities on which we have taken only credit-related other-than-temporary-impairment (OTTI) write-downs are categorized as being “less than 12 months” or “12 months or more” in a continuous loss position based on the point in time that the fair value declined to below the amortized cost basis and not the period of time since the OTTI write-down.

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2011:
U.S. Government sponsored entities	$12,974	$81	$—	$—	$12,974	$81
Mortgage-backed investments	16,370	133	—	—	16,370	133
Obligations of states and political subdivisions	1,486	27	—	—	1,486	27
Collateralized debt obligations	—	—	730	2,457	730	2,457
Other debt securities	2,356	93	—	—	2,356	93
	$33,186	$334	$730	$2,457	$33,916	$2,791
December 31, 2010:
U.S. Government sponsored entities	$10,898	$191	$—	$—	$10,898	$191
Mortgage-backed investments	35,821	386	—	—	35,821	386
Obligations of states and political subdivisions	5,898	162	317	38	6,215	200
Collateralized debt obligations	—	—	934	2,834	934	2,834
	$52,617	$739	$1,251	$2,872	$53,868	$3,611

At September 30, 2011 there were 10 U.S. government sponsored entity securities with unrealized losses less than 12 months. There were 7 mortgage-backed securities with unrealized losses less than 12 months. There were 3 municipal securities with unrealized losses less than 12 months. There were 2 corporate securities with unrealized losses less than 12 months. The unrealized losses associated with the U.S. government sponsored entity, mortgage-backed and corporate securities were primarily driven by changes in market rates and liquidity and not due to the credit quality of the securities. The 3 municipal securities that were in unrealized loss positions for less than a year were in unrealized loss positions due primarily to fluctuations in interest rates and market liquidity.

There are five collateralized debt obligations that represent the majority of unrealized losses in the investment portfolio. These obligations are secured by commercial bank trust preferred securities. Management has evaluated these instruments for impairment as of each quarter end within the accounting guidelines for determining impairments for beneficial interests using the discounted cash flow approach prescribed, which required management to make assumptions concerning the estimates of the ultimate collectability of the contractual cash flows of the beneficial interests owned. Credit downgrades of the beneficial interests are also factored in when determining whether the impairments in these securities are other-than-temporary. The discounted cash flow estimates depend on the expected cash flows that the beneficial interest issuer will receive on its investments in the trust preferred securities (the CDO collateral) of the commercial bank investees. The ability of the banks that issued trust preferred securities to the beneficial interest issuer to pay their obligations is determined based on an analysis of the financial condition of the banks. Generally, the same factors that result in credit downgrades of the beneficial interests also result in negative adjustments to expected cash flows of the underlying collateral. This analysis results in an estimate of the timing and amount of cash flows derived from a determination of how many would default on their obligations and how many would eventually pay off their obligations and the timing of those events. Those estimated cash flows would first pay off more senior beneficial interests if certain collateral coverage ratios are not maintained, with the remaining amounts eventually flowing through to the interests owned by the Company. Based on this type of analysis for each beneficial interest issuer, the cash flows of each of the five beneficial interests owned by the Company are projected and discounted to their present values and compared to the amortized cost book values of the interests. This analysis has resulted in other-than-temporary impairment (OTTI) conditions for all five of the securities since 2008. During the first quarter of 2011, three of the securities incurred other-than-temporary impairments that resulted in $296 thousand in credit-related losses being charged against earnings with the remaining non-credit-related losses being charged to other comprehensive income. During the second quarter of 2011, one security incurred an other-than-temporary impairment that resulted in $85 thousand in credit-related losses being charged against earnings. During the third quarter of 2011, two of the securities incurred other-than-temporary impairments that resulted in $200 thousand in credit-related losses being charged against earnings. Management believes that as the economy improves, the deferrals related to the CDO collateral will cure and provide enough cash flows to the CDOs for the Company to recover its adjusted book values.

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

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30		September 30
	2011	2010	2011	2010
Beginning balance	$1,613	$1,195	$1,232	$829
OTTI credit losses on securities not previously impaired	—	—	—	—
OTTI credit losses on previously impaired securities	200	37	581	403
Ending balance	$1,813	$1,232	$1,813	$1,232

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

The following is a summary of gains and losses on securities available for sale:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30		September 30
	2011	2010	2011	2010
Proceeds from sales	$28,430	$7,493	$89,504	$68,188
Gross realized gains	463	4	2,209	1,807
Gross realized losses	3	—	59	91
Net gains from sales	$460	$4	$2,150	$1,716
Gross recognized losses related to the credit component of other-than-temporary impairments	$200	$37	$581	$403

Realized gains and losses on securities available for sale are determined using the specific amortized cost of the securities sold.

Securities with a carrying value totaling $231.453 million at September 30, 2011 and $218.736 million at December 31, 2010 were pledged to secure an interest rate swap, public deposits, short-term borrowings and for other purposes required or permitted by law.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 3:  (Continued)

The amortized cost and fair values of debt securities available for sale at September 30, 2011, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with, or without, call or prepayment penalties. Mortgage-backed securities receive monthly payments based on the cash flows of the underlying collateral. Therefore, their stated maturities do not represent the timing of principal amounts received and no maturity distributions are shown for these securities.

(Dollars in thousands)	Amortized Cost	Fair Value
One year or less	$28,038	$28,079
After one through five years	40,405	41,710
After five through ten years	16,657	17,549
After ten years	3,830	1,421
	88,930	88,759
Mortgage-backed investments	212,344	218,408
	$301,274	$307,167

Note 4:  Loans and Allowance for Loan Losses

The Bank's loan portfolio includes commercial, consumer, agricultural and residential loans originated primarily in its markets in central and north Mississippi, southwest Tennessee, central Alabama and the Florida panhandle. The following is a summary of the Bank's loans held for investment, net of unearned income of $2.040 million at September 30, 2011 and $2.439 million at December 31, 2010:

(Dollars in thousands)	September 30, 2011	December 31, 2010
Construction and land development loans	$83,100	$89,093
Other commercial real estate loans	520,804	557,638
Asset-based loans	38,967	28,132
Other commercial loans	104,166	105,094
Home equity loans	38,320	40,305
Other 1-4 family residential loans	185,564	195,184
Consumer loans	44,045	44,700
Total loans	$1,014,966	$1,060,146

The Bank uses loans as collateral for borrowings at the Federal Reserve Bank and a Federal Home Loan Bank. Approximately $18.005 million and $15.658 million of commercial and consumer loans were pledged to a line of credit with the Federal Reserve Bank at September 30, 2011 and December 31, 2010 respectively. Approximately $216.201 million and $247.422 million of individual real estate-secured loans were pledged to the Federal Home Loan Bank at September 30, 2011 and December 31, 2010, respectively.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  (Continued)

The following table presents a summary of the past due status of all loans, including nonaccrual loans, by type at September 30, 2011:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
Construction and land development loans	$2,677	$319	$6,344	$9,340	$73,760	$83,100	$—
Other commercial real estate loans	1,977	1,139	13,658	16,774	504,030	520,804	189
Asset based loans	—	—	—	—	38,967	38,967	—
Other commercial loans	406	209	597	1,212	102,954	104,166	15
Home equity loans	160	14	242	416	37,904	38,320	3
Other 1-4 family residential loans	1,776	531	1,311	3,618	181,946	185,564	—
Consumer loans	253	41	79	373	43,672	44,045	45
Total	$7,249	$2,253	$22,231	$31,733	$983,233	$1,014,966	$252

The following table presents a summary of the past due status of all loans, including nonaccrual loans, by type at December 31, 2010:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
Construction and land development loans	$1,295	$388	$11,190	$12,873	$76,220	$89,093	$274
Other commercial real estate loans	997	1,453	11,632	14,082	543,556	557,638	—
Asset based loans	—	—	—	—	28,132	28,132	—
Other commercial loans	873	48	2,028	2,949	102,145	105,094	99
Home equity loans	453	—	220	673	39,632	40,305	—
Other 1-4 family residential loans	2,396	452	2,549	5,397	189,787	195,184	564
Consumer loans	315	147	46	508	44,192	44,700	14
Total	$6,329	$2,488	$27,665	$36,482	$1,023,664	$1,060,146	$951

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  (Continued)

The following table presents a summary of the nonaccrual status of loans by type at September 30, 2011 and December 31, 2010 and other nonperforming assets:

(Dollars in thousands)	September 30, 2011	December 31, 2010
Construction and land development loans	$8,801	$13,993
Other commercial real estate loans	14,804	13,027
Asset based loans	—	—
Other commercial loans	795	2,151
Home equity loans	487	303
Other 1-4 family residential loans	1,679	3,560
Consumer loans	56	93
Total nonaccrual loans	$26,622	$33,127
Other real estate owned	32,722	31,125
Total nonperforming credit-related assets	$59,344	$64,252

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  (Continued)

The following table presents a summary of loans by credit risk rating at September 30, 2011.

(Dollars in thousands)
	Construction	Other Commercial Real Estate	Asset-Based	Other Commercial
10 and 20	$—	$—	$—	$13,816
30-32	51,409	413,040	29,963	86,039
40	7,476	61,846	8,367	2,413
50	18,665	45,918	637	1,603
60	5,550	—	—	295
Total	$83,100	$520,804	$38,967	$104,166

(Dollars in thousands)
	Home Equity	Other 1-4 Family	Consumer	Total
10 and 20	$—	$122	$13,675	$27,613
30-32	37,186	168,858	29,691	816,186
40	543	10,141	532	91,318
50	591	6,350	144	73,908
60	—	93	3	5,941
Total	$38,320	$185,564	$44,045	$1,014,966

The following table presents a summary of loans by credit risk rating at December 31, 2010.

(Dollars in thousands)
	Construction	Other Commercial Real Estate	Asset-Based	Other Commercial
10 and 20	$—	$—	$—	$13,141
30-32	51,077	472,614	19,162	79,856
40	4,111	30,696	7,947	3,771
50	26,978	54,178	1,023	7,565
60	6,927	150	—	761
Total	$89,093	$557,638	$28,132	$105,094

(Dollars in thousands)
	Home Equity	Other 1-4 Family	Consumer	Total
10 and 20	$—	$170	$14,516	$27,827
30-32	39,478	179,501	29,288	870,976
40	274	8,514	292	55,605
50	508	6,810	600	97,662
60	45	189	4	8,076
Total	$40,305	$195,184	$44,700	$1,060,146

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  (Continued)

The following table summarizes loans that were individually reviewed for impairment allowances at September 30, 2011:

(Dollars in thousands)
	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance:
Construction and land development loans	$11,279	$14,152	$—
Other commercial real estate loans	33,835	36,452	—
Asset based loans	—	—	—
Other commercial loans	526	553	—
Home equity loans	384	384	—
Other 1-4 family residential loans	4,694	4,939	—
Consumer loans	120	146	—
Loans with a specific valuation allowance:
Construction and land development loans	$12,936	$16,630	$2,350
Other commercial real estate loans	12,083	13,753	1,381
Asset based loans	—	—	—
Other commercial loans	1,373	1,475	614
Home equity loans	207	207	116
Other 1-4 family residential loans	1,749	1,771	569
Consumer loans	26	26	26
Total:
Construction and land development loans	$24,215	$30,782	$2,350
Other commercial real estate loans	45,918	50,205	1,381
Asset based loans	—	—	—
Other commercial loans	1,899	2,028	614
Home equity loans	591	591	116
Other 1-4 family residential loans	6,443	6,710	569
Consumer loans	146	172	26

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  (Continued)

The following table summarizes loans that were individually reviewed for impairment allowances at September 30, 2011:

(Dollars in thousands)
	Average Investment In Inpaired Loans Quarter-to-Date	Interest Income Recognized Quarter-to-Date	Average Investement In Impaired Loans Year-to-Date	Interest Income Recognized Year-to-Date
Loans without a specific valuation allowance:
Construction and land development loans	$9,131	$147	$12,952	$394
Other commercial real estate loans	34,221	384	34,193	1,158
Asset based loans	—	—	—	—
Other commercial loans	1,486	4	2,567	83
Home equity loans	—	—	389	4
Other 1-4 family residential loans	7,927	119	4,747	184
Consumer loans	—	—	166	14
Loans with a specific valuation allowance:
Construction and land development loans	$10,497	$106	$13,283	$299
Other commercial real estate loans	3,450	67	12,205	114
Asset based loans	—	—	—	—
Other commercial loans	1,214	29	2,672	91
Home equity loans	614	1	207	1
Other 1-4 family residential loans	—	—	1,754	44
Consumer loans	—	—	30	1
Total:
Construction and land development loans	$19,628	$253	$26,235	$693
Other commercial real estate loans	37,671	451	46,398	1,272
Asset based loans	—	—	—	—
Other commercial loans	2,700	33	5,239	174
Home equity loans	614	1	596	5
Other 1-4 family residential loans	7,927	119	6,501	228
Consumer loans	—	—	196	15

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  (Continued)

The following table summarizes loans that were individually reviewed for impairment allowances at December 31, 2010:

(Dollars in thousands)
	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance:
Construction and land development loans	$20,531	$29,004	$—
Other commercial real estate loans	45,611	49,868	—
Asset based loans	—	—	—
Other commercial loans	7,028	8,049	—
Home equity loans	508	508	—
Other 1-4 family residential loans	4,695	4,961	—
Consumer loans	474	485	—
Loans with a specific valuation allowance:
Construction and land development loans	$12,900	$13,921	$2,871
Other commercial real estate loans	8,716	8,716	1,582
Asset based loans	—	—	—
Other commercial loans	1,268	1,419	809
Home equity loans	45	45	45
Other 1-4 family residential loans	2,304	2,304	765
Consumer loans	129	129	60
Total:
Construction and land development loans	$33,431	$42,925	$2,871
Other commercial real estate loans	54,327	58,584	1,582
Asset based loans	—	—	—
Other commercial loans	8,296	9,468	809
Home equity loans	553	553	45
Other 1-4 family residential loans	6,999	7,265	765
Consumer loans	603	614	60

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  (Continued)

The following table summarizes activity in the allowance for loan losses for the nine months ended September 30, 2011 by loan category:

(Dollars in thousands)
	Construction	Other CRE	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of period	$3,942	$2,763	$4,442	$3,701	$1,177	$—	$16,025
Provision charged to expense	1,891	3,798	908	693	150	—	7,440
Losses charged off	(1,672)	(2,503)	(2,227)	(1,920)	(686)	—	(9,008)
Recoveries	929	276	172	130	147	—	1,654
Balance, end of period	$5,090	$4,334	$3,295	$2,604	$788	$—	$16,111
Ending balance:
Individually evaluated for impairment	$2,350	$1,381	$614	$685	$26	$—	$5,056
Ending balance:
Collectively evaluated for impairment	$2,740	$2,953	$2,681	$1,919	$762	$—	$11,055
Ending balance:
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—
Loans:
Ending balance	$83,100	$520,804	$143,133	$223,884	$44,045	$—	$1,014,966
Ending balance:
Individually evaluated for impairment	$24,215	$45,918	$1,899	$7,034	$146	$—	$79,212
Ending balance:
Collectively evaluated for impairment	$58,885	$474,886	$141,234	$216,850	$43,899	$—	$935,754
Ending balance:
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

The following table summarizes activity in the allowance for loan losses for the three months ended September 30, 2011 by loan category:

(Dollars in thousands)
	Construction	Other CRE	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of period	$4,620	$4,102	$5,282	$3,682	$1,119	$—	$18,805
Provision charged to expense	1,764	1,706	(890)	127	(127)	—	2,580
Losses charged off	(1,341)	(1,486)	(1,132)	(1,214)	(246)	—	(5,419)
Recoveries	47	12	35	9	42	—	145
Balance, end of period	$5,090	$4,334	$3,295	$2,604	$788	$—	$16,111

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  (Continued)

The following table is a summary of the activity in the allowance for loan losses for the third quarter and year-to-date periods ending September 30, 2011 and 2010.

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
Beginning balance	$18,805	$18,301	$16,025	$24,014
Loans charged off	(5,419)	(1,485)	(9,008)	(12,794)
Charge offs resulting from write-downs of loans transferred to held for sale status	—	—	—	(325)
Recoveries	145	981	1,654	2,242
Net charge-offs	(5,274)	(504)	(7,354)	(10,877)
Provision for loan losses	2,580	2,280	7,440	6,940
Ending balance	$16,111	$20,077	$16,111	$20,077

The following table summarizes the balance in the allowance for loan losses at December 31, 2010 by loan category:

(Dollars in thousands)
	Construction	Other CRE	Commercial	Residential	Consumer	Unallocated	Total
Ending balance	$3,942	$2,763	$4,442	$3,701	$1,177	$—	$16,025
Ending balance:
Individually evaluated for impairment	$2,871	$1,582	$809	$810	$60	$—	$6,132
Ending balance:
Collectively evaluated for impairment	$1,071	$1,181	$3,633	$2,891	$1,117	$—	$9,893
Ending balance:
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—
Loans:
Ending balance	$89,093	$557,638	$133,226	$235,489	$44,700	$—	$1,060,146
Ending balance:
Individually evaluated for impairment	$33,431	$54,327	$8,296	$7,552	$603	$—	$104,209
Ending balance:
Collectively evaluated for impairment	$55,662	$503,311	$124,930	$227,937	$44,097	$—	$955,937
Ending balance:
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  (Continued)

Restructured loans are considered to be impaired loans. A troubled debt restructuring occurs when a creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. That concession either stems from an agreement between the creditor and the debtor or is imposed by law or a court. The following table presents information about the Company’s restructured loan portfolio as of September 30, 2011 and December 31, 2010:

(Dollars in thousands)	September 30, 2011		December 31, 2010
	Recorded Balance	Allowance	Recorded Balance	Allowance
Restructured loans with an allowance:
Construction and land development loans	$1,985	$510	$2,135	$450
Other commercial real estate loans	6,691	339	2,086	160
Other commercial loans	387	90	210	175
Other 1-4 family residential loans	199	76	1,179	512
Restructured loans without an allowance:
Construction and land development loans	2,106	—	—	—
Other commercial real estate loans	14,812	—	12,333	—
Other commercial loans	117	—	—	—
Other 1-4 family residential loans	1,160	—	167	—
Total restructured loans	$27,457	$1,015	$18,110	$1,297

At September 30, 2011, there were $356 thousand in available credit commitments for construction and land development restructured loans. At December 31, 2010, there were no available credit commitments for any restructured loans.

The following table summarizes the activity for troubled debt restructurings that occurred during the three month period ending on September 30, 2011.

(Dollars in thousands)	Number of Loans Modified	Pre Modification Balance	Post Modification Balance
Interest Rate Modifications:
Construction and land development loans	1	$465	$463
Other commercial real estate loans	1	181	180
Total rate modifications	2	$646	$643

Term Extensions and Renewals:
Construction and land development loans	1	$404	$404
Other commercial real estate loans	1	109	109
Other 1-4 family residential loans	1	345	345
Total extensions and renewals	3	$858	$858
Total loans restructured	5	$1,504	$1,501

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  (Continued)

The following table summarizes the activity for troubled debt restructurings that occurred during the nine month period ending on September 30, 2011.

(Dollars in thousands)	Number of Loans Modified	Pre Modification Balance	Post Modification Balance
Interest Rate Modifications:
Construction and land development loans	3	$1,156	$1,125
Other commercial real estate loans	2	340	338
Other 1-4 family residential loans	3	158	157
Total rate modifications	8	$1,654	$1,620

Term Extensions and Renewals:
Construction and land development loans	4	$2,987	$2,987
Other commercial real estate loans	7	9,663	9,663
Other commercial loans	1	1,797	1,797
Other 1-4 family residential loans	2	496	496
Total extensions and renewals	14	$14,943	$14,943
Total loans restructured	22	$16,597	$16,563

The following table presents loans modified under the terms of a TDR that became 90 days or more delinquent or were foreclosed on during the three and nine months ended September 30, 2011, respectively, that were initially restructured within one year prior to the three and nine months ended September 30, 2011, respectively.

(Dollars in thousands)	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Number of Loans	Amortized Cost	Number of Loans	Amortized Cost
Construction and land development loans	2	$1,951	2	$1,951
Other commercial real estate loans	4	6,497	4	6,497
Other 1-4 family residential loans	3	155	3	155
Total subsequent defaults	9	$8,603	9	$8,603

The defaults for construction and land development loans for the three and nine month periods were foreclosures. Approximately $1.118 million of the defaults for other commercial real estate loans for the three and nine month periods were foreclosures. The remaining balances were subsequent ninety day past due defaults.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 5:  Other Intangible Assets

Following is a summary of intangible assets, net of accumulated amortization, included in the consolidated statements of condition:

	Core Deposit Intangible
	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30		September 30
	2011	2010	2011	2010
Beginning Balance	$4,799	$5,226	$5,013	$5,439
Amortization expense	(106)	(107)	(320)	(320)
Ending Balance	$4,693	$5,119	$4,693	$5,119
Estimated amortization expense
Remainder of 2011			$107
2012			427
2013			427
2014			427
2015			427
2016			427

Note 6:  Borrowing Arrangements

The following is a summary of other borrowings at September 30, 2011 and December 31, 2010:

(Dollars in thousands)	September 30 2011	December 31 2010
Company’s line of credit in the amount of $5,000,000, maturing in March 2012; secured by approximately 51% of the Bank’s common stock; interest payable quarterly at the prime rate with a floor of 3.50%	$3,417	$3,417
Bank’s advances from Federal Home Loan Banks	40,898	46,999
	$44,315	$50,416
Company’s junior subordinated debentures, interest payable quarterly at 90-day LIBOR plus 1.33% through March 2036; redeemable after March 2011	$30,928	$30,928

The Company’s revolving correspondent line of credit, as modified in February and October 2011, requires two principal payments of at least $125 thousand each – one during the fourth quarter of 2011 and one during the first quarter of 2012. The October modification changed the line of credit from non-revolving to revolving. The line of credit contains certain restrictive covenants related to capital ratios, asset quality, returns on average assets, dividends and supervisory actions by the Company’s regulators. The Company was in compliance with the covenants at September 30, 2011.

The Bank has advances and letters of credit from the Federal Home Loan Bank of Dallas (FHLB) collateralized by real estate-secured loans. The Bank must pledge collateral to obtain advances from the FHLB. Based on the amount of collateral pledged as of September 30, 2011 the Bank had approximately $504 thousand in available credit although any new advances could only be received after approval by the FHLB.

The Bank has a line of credit with the Federal Reserve Discount Window collateralized by commercial and consumer loans. The bank had a line of credit of approximately $18.005 million at September 30, 2011, all of which was available.

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

Accretion of the discount associated with the preferred stock is recognized as an increase to preferred stock dividends in determining net income available to common shareholders. The discount on the Class B, Series A Preferred Stock was being amortized over a five-year period using the effective yield method. The discount on the Class B, Series CD Preferred Stock is being amortized over an eight-year period. The discount accretion recognized on the Class B, Series A Preferred Stock was $188 thousand during the first nine months of 2010 and $62 thousand during the third quarter of 2010. The discount accretion recognized on the Class B, Series CD Preferred Stock was $5 thousand during the third quarter of 2010. The discount accretion recognized on the Class B, Series CD Preferred Stock was $870 thousand during the first nine months of 2011 and $298 thousand during the third quarter of 2011.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 7:  (Continued)

The following table summarizes preferred stock of the Company:

(Dollars in		Shares at		Shares at		Carrying Value
thousands)		September 30, 2011		December 31, 2010		September 30, 2011	December 31, 2010
	Rate	Authorized	Outstanding	Authorized	Outstanding
Class A	—	1,000,000	—	1,000,000	—	$—	$—
Class B:		1,000,000		1,000,000
Series A	5%		—		—	—	—
Series CD	2%		30,000		30,000	17,260	16,390
						$17,260	$16,390

Note 8:  Pension and Other Employee Benefit Plans

As discussed in Note 18: Employee Benefit Plans, to the December 31, 2010 financial statements, the Bank has a defined benefit pension plan covering substantially all full time employees of the Bank and its subsidiaries. The following table provides a summary of the components of the unamortized pension costs recognized in stockholders’ equity as of September 30, 2011 and December 31, 2010:

(Dollars in thousands)	Balance	2011	Balance
	12/31/2010	Amortization	9/30/2011
Unamortized prior service cost	$(25)	$19	$(6)
Unamortized actuarial loss	2,952	(738)	2,214
	2,927	(719)	2,208
Deferred taxes	(1,092)	268	(824)
Net unamortized pension costs	$1,835	$(451)	$1,384

The following is a summary of the components of net periodic benefit costs for the three-month and nine-month periods ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30		September 30
	2011	2010	2011	2010
Interest cost	$112	$117	$336	$351
Expected return on plan assets	(140)	(132)	(422)	(396)
Amortization of prior service costs	(7)	(10)	(19)	(28)
Recognized actuarial loss	246	221	738	663
Net pension cost	$211	$196	$633	$590

The Company made $112 thousand in contributions to the pension plan during the first nine months of 2011. The Company made a $224 thousand contribution to the pension plan during the first nine months of 2010. The Company expects to make approximately $112 thousand in contributions to the pension plan during the fourth quarter of 2011.

The Company made $75 thousand in contributions to the ESOP and $256 thousand in matching contributions to the 401k plan during the first nine months of 2011. The Company made $75 thousand in contributions to the ESOP and $253 thousand in matching contributions to the 401k plan during the first nine months of 2010.

The Company has a nonqualified deferred compensation plan for certain senior officers. Participants deferred $42 thousand of compensation and received $10 thousand in distributions during the first nine months of 2011. Participants deferred $37 thousand of compensation and received $18 thousand in distributions during the first nine months of 2010. Employee benefit expenses include charges for earnings increases of $50 thousand for the first nine months of 2011 and $9 thousand for the first nine months of 2010. The plan incurred $3 thousand of expenses during the first nine months of 2011 and $2 thousand during the first nine months of 2010. Liabilities of the plan were $550 thousand at September 30, 2011 and $431 thousand at September 30, 2010, substantially all of which were vested.

FIRST M & F CORPORATION AND SUBSIDIARY

Note 9:  Share-based Compensation

The Company uses the fair value method of accounting for stock-based compensation. The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model.

The following table is a summary of stock awards activity:

	2005 Plan					1999 Plan
		Restricted Stock		Stock Options		Stock Options
	Shares Available For Grant	Number of Shares	Weighted Average Grant Date Fair Value	Number Of Shares	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price
January 1, 2010	590,234	77,000	$16.841	16,000	$13.288	21,600	$15.087
Awards Granted	(2,000)	—	—	2,000	4.890	—	—
Vested	—	—	—	—	—	—	—
Forfeitures	12,400	(11,000)	16.060	(1,400)	16.051	(200)	17.000
Expired	—	—	—	—	—	(5,600)	12.127
September 30, 2010	600,634	66,000	$16.971	16,600	$12.043	15,800	$16.018
January 1, 2011	603,634	63,000	$16.995	16,600	$12.043	15,800	$16.018
Awards Granted	(3,000)	—	—	3,000	4.120	—	—
Vested	—	(6,000)	16.855	—	—	—	—
Forfeitures	12,800	(11,000)	16.915	(1,800)	13.840	—	—
Expired	—	—	—	—	—	—	—
September 30, 2011	613,434	46,000	$17.032	17,800	$10.526	15,800	$16.018
Shares exercisable at September 30, 2011		—	—	9,200	$14.506	15,800	$16.018

The Company estimates a forfeiture rate of 9.45% (1.89% annual rate) for stock options issued to employees and a forfeiture rate of 5.45% (1.09% annual rate) for stock options issued to directors in determining net compensation costs. At September 30, 2011, there were $12 thousand in unrecognized compensation costs related to stock option awards.

The Company has issued restricted stock awards to certain executives and senior officers. The awards vest over periods of one to seven years and are forfeited in their entirety if the officer leaves the Company before the end of the vesting term. Additionally the restricted shares include a performance condition that may accelerate vesting at the achievement of a diluted earnings per share and net income target. Non-achievement of the performance condition during the vesting period would not prevent vesting of the shares. Dividends are paid quarterly to restricted stock grantees. At September 30, 2011, there were $110 thousand in unrecognized compensation costs. The unrecognized costs at September 30, 2011, are expected to be recognized over a weighted-average period of 1.0 years. The Company estimates that 4.00% (.57% annual rate) of the nonvested shares will be forfeited in determining net compensation expenses recognized.

In July 2010 the Board of Directors approved the reservation of 1,000,000 shares of authorized, unissued shares for issuance in lieu of cash for directors’ fees earned for 2010 and beyond. All shares are issued at market value and provide a convenient way for directors to receive shares of the Company based on the amount of directors’ fees that would otherwise be paid. Directors individually elect a percentage of their compensation, not less than 50%, to be received in common stock with the balance of the fees being paid in cash each quarter. For the first half of 2010, the Board authorized the issuance of 18,681 shares, which were issued in July 2010, to directors in lieu of cash director fees. For the first quarter of 2011, 8,967 shares were issued to directors in lieu of fees. For the second quarter of 2011, 9,617 shares were issued to directors in lieu of fees. For the third quarter of 2011, 11,330 shares were issued to directors in lieu of fees.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 10:  Accumulated Other Comprehensive Income

The following is a summary of the gross amounts of accumulated other comprehensive income and the related income tax effects:

(Dollars in thousands)	Gross	Tax	Net
September 30, 2011:
Net unrealized gain on securities available for sale	$8,350	$3,115	$5,235
Net unrealized loss on other-than-temporarily impaired securities available for sale	(2,457)	(916)	(1,541)
Net unamortized pension costs	(2,208)	(824)	(1,384)
Net unrealized gain on cash flow hedge	(1,729)	(645)	(1,084)
	$1,956	$730	$1,226
December 31, 2010:
Net unrealized gain on securities available for sale	$5,342	$1,993	$3,349
Net unrealized loss on other-than-temporarily impaired securities available for sale	(2,834)	(1,057)	(1,777)
Net unamortized pension costs	(2,927)	(1,092)	(1,835)
Net unrealized gain on cash flow hedge	817	305	512
	$398	$149	$249
September 30, 2010:
Net unrealized gain on securities available for sale	$9,640	$3,595	$6,045
Net unrealized loss on other-than-temporarily impaired securities available for sale	(2,963)	(1,105)	(1,858)
Net unamortized pension costs	(2,841)	(1,060)	(1,781)
	$3,836	$1,430	$2,406

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

Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Total Capital and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined). Management believes, as of September 30, 2011, that all capital adequacy requirements have been met.

As of September 30, 2011, the most recent notification by the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 11:  (Continued)

The Company's and Bank's actual capital amounts and ratios as of September 30, 2011, and December 31, 2010, are also presented in the table:

(Dollars in thousands)	Actual		Minimum Capital		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2011:
Total capital (to risk weighted assets):
Company	$141,057	12.08%	$93,428	8.00%	$—	—%
Bank	140,568	12.06%	93,272	8.00%	116,590	10.00%
Tier I capital (to risk weighted assets):
Company	126,440	10.83%	46,714	4.00%	—	—%
Bank	125,976	10.81%	46,636	4.00%	69,954	6.00%
Tier I capital (to average assets):
Company	126,440	8.01%	63,117	4.00%	—	—%
Bank	125,976	8.00%	62,988	4.00%	78,734	5.00%
December 31, 2010:
Total capital (to risk weighted assets):
Company	$135,291	11.30%	$95,790	8.00%	$—	—%
Bank	134,020	11.22%	95,568	8.00%	119,460	10.00%
Tier I capital (to risk weighted assets):
Company	120,310	10.05%	47,895	4.00%	—	—%
Bank	119,074	9.97%	47,784	4.00%	71,676	6.00%
Tier I capital (to average assets):
Company	120,310	7.74%	62,211	4.00%	—	—%
Bank	119,074	7.66%	62,155	4.00%	77,693	5.00%

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

In November 2009, the Company entered into an informal agreement with the Federal Reserve Bank of St. Louis (the “Federal Reserve”). The agreement requires prior approval by the Federal Reserve of (1) the declaration or payment by the Company of dividends to shareholders and (2) the payment of interest on outstanding trust preferred securities and the payment of dividends on outstanding TARP preferred stock and (3) the incurrence of additional debt. The agreement is not a “written agreement” for purposes of Section 8 of the Federal Deposit Insurance Act, as amended. The Federal Reserve approved, pursuant to the informal agreement, the common dividends payable to shareholders, the interest payment on the trust preferred securities and the dividends payable on the TARP preferred stock for the first nine months of 2011.

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 12:  Income Taxes

Income tax expense was as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30		September 30
	2011	2010	2011	2010
Current income tax expense	$1	$—	$3	$—
Deferred income tax expense	390	407	797	828
Total income tax expense	$391	$407	$800	$828

Net deferred tax assets totaled $13.181 million at September 30, 2011 and $14.563 million at December 31, 2010. No valuation allowance has been accrued for the deferred tax assets at September 30, 2011 as management believes that it is more likely than not that all of the deferred tax assets will be realized in the foreseeable future. Deferred tax expenses for the nine months ended September 30, 2011 have been reduced by $165 thousand for Federal tax credits related to a low income housing tax credit investment.

In connection with its 2009 operating loss and estimated 2010 net operating loss, the Company had the following net operating losses and tax credits available for carryover for Federal income tax purposes at September 30, 2011:

(Dollars in thousands)
	Amount	Expiration Dates
Net operating loss from 2009	$14,700	2029
Net operating loss from 2010	4,321	2030
Tax credits from 2009	207	2029
Tax credits from 2010	419	2030

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

The Company had no material recognized uncertain tax positions as of September 30, 2011 or December 31, 2010 and therefore did not have any tax accruals in 2011 or 2010 related to uncertain positions. The Company is no longer subject to Federal income tax examinations of tax returns filed for years before 2008.

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

The calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	September 30		September 30
	2011	2010	2011	2010
Net income	$1,330	$1,245	$3,386	$3,370
Preferred dividends	448	441	1,320	1,317
Gain on exchange of preferred stock	—	12,867	—	12,867
Net income attributable to common stock	882	13,671	2,066	14,920
Net income allocated to common stockholders:
Distributed	89	91	275	272
Undistributed	789	13,474	1,779	14,532
	$878	$13,565	$2,054	$14,804
Weighted-average basic common and participating shares outstanding	9,184,872	9,153,769	9,177,590	9,146,528
Less: weighted average participating restricted shares outstanding	51,391	66,000	57,220	70,974
Weighted-average basic shares outstanding	9,133,481	9,087,769	9,120,370	9,075,554
Basic net income per share	$0.10	$1.49	$0.23	$1.63
Weighted-average basic common and participating shares outstanding	9,184,872	9,153,769	9,177,590	9,146,528
Add: share-based options and stock warrant	—	—	—	—
	9,184,872	9,153,769	9,177,590	9,146,528
Less: weighted average participating restricted shares outstanding	51,391	66,000	57,220	70,974
Weighted-average dilutive shares outstanding	9,133,481	9,087,769	9,120,370	9,075,554
Dilutive net income per share	$0.10	$1.49	$0.23	$1.63
Weighted-average shares of potentially dilutive instruments that are not included in the dilutive share calculation due to anti-dilutive effect:
Compensation plan-related stock options	33,600	39,600	32,954	38,721
Common stock warrant	513,113	513,113	513,113	513,113

Note 14:  Derivative Financial Instruments

In November 2010 the Company entered into an interest rate swap designed to hedge the interest cash flows of its junior subordinated debentures. The swap became effective on March 15, 2011, which is the date on which the junior subordinated debentures switched from a fixed interest rate to a floating interest rate. The maturity date of the swap is March 15, 2018. The Company expects the hedge to be highly effective and it is being accounted for as a cash flow hedge. The unrealized gains and losses of the interest rate swap are being recorded in accumulated other comprehensive income until the interest payment due dates when the balance remaining in other comprehensive income will be removed and charged or credited to interest expense. The swap is designed to make fixed rate payments at 3.795% and receive floating rate payments at three month LIBOR plus 1.33%. Government sponsored entity securities with a fair value of $1.515 million and cash of $1.910 million were pledged as collateral on the swap at September 30, 2011.

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 14:  (Continued)

The following tables summarize the Company’s derivative positions:

	As of September 30, 2011
	Asset Derivatives			Liability Derivatives
(Dollars in thousands)	Balance Sheet Classification	Notional Amount	Fair Value	Balance Sheet Classification	Notional Amount	FairValue
Derivatives designated in cash flow hedging relationships:
Interest rate swap	Other assets	$—	$—	Other liabilities	$30,000	$1,729
Derivatives not designated as hedging instruments:
Forward sale agreements	Other assets	14,491	153	Other liabilities	21,462	162
Written interest rate options (locks)	Other assets	14,508	419	Other liabilities	11,944	279
Total derivatives		$28,999	$572		$63,406	$2,170

	As of December 31, 2010
	Asset Derivatives			Liability Derivatives
(Dollars in thousands)	Balance Sheet Classification	Notional Amount	Fair Value	Balance Sheet Classification	Notional Amount	Fair Value
Derivatives designated in cash flow hedging relationships:
Interest rate swap	Other assets	$30,000	$817	Other liabilities	$—	$—
Derivatives not designated as hedging instruments:
Forward sale agreements	Other assets	7,745	245	Other liabilities	—	—
Written interest rate options (locks)	Other assets	3,234	1	Other liabilities	1,164	28
Total derivatives		$40,979	$1,063		$1,164	$28

Amounts included in the consolidated statements of operations and in other comprehensive income (OCI) in 2011 are summarized in the following tables:

	Three Months Ended September 30, 2011
(Dollars in thousands)	Amount of pre-tax gain (loss) recognized in OCI (Effective Portion)	Classification of gain (loss) reclassified from AOCI into earnings (Effective Portion)	Amount of pre-tax gain (loss) reclassified from AOCI into earnings (Effective Portion)
Derivatives in cash flow hedging relationships:
Interest rate swap	$(2,001)	Interest on junior subordinated debt	$(169)
	Classification of gain (loss) recognized in earnings		Amount of pre-tax gain (loss) recognized in earnings
Derivatives not designated as hedging instruments:
Forward sale agreements	Mortgage banking income		$(28)
Written interest rate options (locks)	Mortgage banking income		118
Total			$90

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 14:  (Continued)

	Nine Months Ended September 30, 2011
(Dollars in thousands)	Amount of pre-tax gain (loss) recognized in OCI (Effective Portion)	Classification of gain (loss) reclassified from AOCI into earnings (Effective Portion)	Amount of pre-tax gain (loss) reclassified from AOCI into earnings (Effective Portion)
Derivatives in cash flow hedging relationships:
Interest rate swap	$(2,908)	Interest on junior subordinated debt	$(362)
	Classification of gain (loss) recognized in earnings		Amount of pre-tax gain (loss) recognized in earnings
Derivatives not designated as hedging instruments:
Forward sale agreements	Mortgage banking income		$137
Written interest rate options (locks)	Mortgage banking income		94
Total			$231

A net settlement payment of $170 thousand was made to the swap counterparty on September 15, 2011. The Company estimates that approximately $162 thousand will be recognized as a charge to interest expense during the fourth quarter of 2011 related to as the swap. The Company expects approximately $644 thousand related to future swap settlements to be recognized as a charge to interest expense over the next twelve months.

Amounts included in the consolidated statements of operations and in other comprehensive income (OCI) in 2010 are summarized in the following tables:

	Three Months Ended September 30, 2010
(Dollars in thousands)	Amount of pre-tax gain (loss) recognized in OCI (Effective Portion)	Classification of gain (loss) reclassified from AOCI into earnings (Effective Portion)	Amount of pre-tax gain (loss) reclassified from AOCI into earnings (Effective Portion)
Derivatives in cash flow hedging relationships:
Interest rate swap	$—	Interest on junior subordinated debt	$—
	Classification of gain (loss) recognized in earnings		Amount of pre-tax gain (loss) recognized in earnings
Derivatives not designated as hedging instruments:
Forward sale agreements	Mortgage banking income		$(7)
Written interest rate options (locks)	Mortgage banking income		(59)
Total			$(66)

	Nine Months Ended September 30, 2010
(Dollars in thousands)	Amount of pre-tax gain (loss) recognized in OCI (Effective Portion)	Classification of gain (loss) relassified from AOCI into earnings (Effective Portion)	Amount of pre-tax gain (loss) reclassified from AOCI into earnings (Effective Portion)
Derivatives in cash flow hedging relationships:
Interest rate swap	$—	Interest on junior subordinated debt	$—
	Classification of gain (loss) recognized in earnings		Amount of pre-tax gain (loss) recognized in earnings
Derivatives not designated as hedging instruments:
Forward sale agreements	Mortgage banking income		$(77)
Written interest rate options (locks)	Mortgage banking income		72
Total			$(5)

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

The Company is involved as a limited partner in two low income housing tax credit entities. The Company has determined that it is not the primary beneficiary of these partnerships because it does not have the power to direct the activities of the entity – primarily construction, renovation and property management – that most significantly impact the entity’s economic performance. The Company has a total investment and a total exposure of $2.569 million in these entities. The low income housing tax credit partnership investments are evaluated for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable.

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

Financial Summary

Net income for the third quarter of 2011 was $1.330 million, or $0.10 basic and diluted earnings per share as compared to net income of $1.245 million, or $1.49 basic and diluted earnings per share for the same period in 2010 and net income of $1.106 million or $0.07 basic and diluted earnings per share for the second quarter of 2011. Net income for the first nine months of 2011 was $3.386 million or $0.23 basic and diluted earnings per share as compared to net income of $3.370 million or $1.63 basic and diluted earnings per share for the same period in 2010. The major factor contributing to the increase in year-over-year earnings was an increase of $3.288 million in net interest income after provision for loan loss as compared to 2010. This improvement was offset by an increase of $3.395 million in noninterest expenses, influenced by an increase in foreclosed property expenses of $4.263 million, during the first nine months of 2011.

Earnings per share for the three and nine months periods in 2010 include the effect of a $12.867 million gain on the swap of newly issued preferred stock with an initial coupon of 2% issued in the TARP Community Development Capital Initiative for outstanding preferred stock with an initial coupon of 5% issued in the TARP Capital Purchase Program. The gain on the preferred stock transaction was recorded directly in retained earnings.

Highlights for the first nine months of 2011 and 2010 are as follows:

•	The Company's bank subsidiary was certified as a Community Development Financial Institution in September 2010, allowing it access to capital under the TARP Community Development Capital Initiative

•
In September 2010 the Company issued preferred stock with a 2% coupon pursuant to the Community Development Capital Initiative and exchanged it with the U.S. Treasury for its 5% coupon preferred stock originally issued pursuant to the Capital Purchase Program

•	Debit card revenues increased by 15.55% for the third quarter of 2011 from the third quarter of 2010

•	The net interest margin increased to 3.72% in the third quarter of 2011 from 3.60% in the third quarter of 2010

•	Loans held for investment were down by $32.047 million from the September 30, 2010 balance

•	Nonaccrual loans were 2.59% of total loans at September 30, 2011 as compared to 3.53% at September 30, 2010

•	Annualized net charge-offs were 2.03% for the third quarter of 2011 as compared to 0.19% for the third quarter of 2010

•	Closed a full-service branch in Memphis, Tennessee in February 2010

•	Closed a full-service branch in Germantown, Tennessee in February 2010

•	Closed a full-service branch in Birmingham, Alabama in February 2010

FIRST M & F CORPORATION

The following table shows the quarterly net loan, non-interest bearing deposit, and interest bearing deposit changes for the last five quarters:

(Net change, in thousands)

	Loans	Non-Interest Bearing Deposits	Interest Bearing Deposits
3rd Qtr 2010	$8,898	$(7,269)	$(14,663)
4th Qtr 2010	13,133	(8,357)	61,890
1st Qtr 2011	(8,885)	(3,742)	28,406
2nd Qtr 2011	(6,666)	35,169	(10,746)
3rd Qtr 2011	(29,629)	(21,584)	(19,056)

The following table shows the quarterly net interest income, loan loss accruals, non-interest income and non-interest expense amounts for the last five quarters:

(Net amount, in thousands)

	Net Interest Income	Loan Loss Accruals	Non-Interest Income	Non-Interest Expense
3rd Qtr 2010	$12,294	$2,280	$4,746	$13,111
4th Qtr 2010	12,368	2,280	4,956	14,628
1st Qtr 2011	12,725	2,580	5,731	14,811
2nd Qtr 2011	13,271	2,280	4,712	14,303
3rd Qtr 2011	13,225	2,580	5,219	14,143

The following table shows the components of pre-tax basic earnings per share for the last five quarters:

	3rd Qtr 2011	2nd Qtr 2011	1st Qtr 2011	4th Qtr 2010	3rd Qtr 2010
Net interest income	$1.45	$1.45	$1.39	$1.36	$1.35
Loan loss expense	0.28	0.25	0.28	0.25	0.25
Noninterest income	0.57	0.52	0.63	0.55	0.52
Noninterest expense	1.55	1.57	1.62	1.61	1.44
Net income before taxes	$0.19	$0.15	$0.12	$0.05	$0.18

FIRST M & F CORPORATION

The following table shows performance ratios for the last five quarters:

	3rd Qtr 2011	2nd Qtr 2011	1st Qtr 2011	4th Qtr 2010	3rd Qtr 2010
Net interest margin	3.72%	3.75%	3.59%	3.57%	3.60%
Efficiency ratio	75.76%	78.56%	79.26%	83.22%	75.75%
Return on assets	0.33%	0.28%	0.24%	0.16%	0.32%
Return on total equity	4.78%	4.07%	3.58%	2.33%	4.55%
Return on common equity	3.76%	2.90%	2.31%	1.16%	4.01%
Noninterest income to avg. assets	1.30%	1.18%	1.43%	1.25%	1.21%
Noninterest income to revenues (1)	27.96%	25.88%	30.67%	28.19%	27.42%
Noninterest expense to avg assets	3.52%	3.59%	3.70%	3.69%	3.35%
Salaries and benefits to total noninterest expense	52.72%	50.04%	46.97%	46.02%	52.27%
Nonaccrual loans to loans	2.59%	3.13%	3.55%	3.11%	3.53%
90 day past due loans to loans	0.02%	0.07%	0.03%	0.09%	0.08%
Annualized net charge offs as a percent of average loans	2.03%	0.20%	0.60%	2.41%	0.19%

(1)	Revenues equal tax-equivalent net interest income before loan loss expense, plus noninterest income.

The following table shows revenue related performance statistics for the last five quarters:

(Dollars in thousands)	3rd Qtr 2011	2nd Qtr 2011	1st Qtr 2011	4th Qtr 2010	3rd Qtr 2010
Mortgage originations	$25,875	$12,195	$12,559	$22,874	$19,630
Trust revenues	56	43	46	50	48
Retail investment revenues	90	109	87	70	93
Revenues per FTE employee	37	37	38	35	35
Agency commissions per agency FTE employee (1)	26	24	23	22	29
(1) Agency commissions are property, casualty, life and health commissions produced by the insurance agency personnel.

The following table shows additional statistics for the Company at the end of the last five quarters:

	3rd Qtr 2011	2nd Qtr 2011	1st Qtr 2011	4th Qtr 2010	3rd Qtr 2010
Full-time equivalent employees	496	510	489	499	497
Number of noninterest-bearing deposit accounts	32,587	32,609	32,821	32,882	33,040

FIRST M & F CORPORATION

Net Interest Income

Net interest income before loan loss expenses for the first nine months of 2011 was $39.221 million as compared to $35.433 million for the first nine months of 2010. For the first nine months of 2011 compared to 2010: earning asset yields decreased by 21 basis points, liability costs decreased by 59 basis points, the net interest spread increased by 38 basis points and the net interest margin increased by 31 basis points.

Net interest income before loan loss expenses for the third quarter of 2011 was $13.225 million as compared to $12.294 million for the third quarter of 2010 and $13.271 million for the second quarter of 2011. For the third quarter of 2011 compared to the same quarter of 2010: earning asset yields decreased by 36 basis points, liability costs decreased by 55 basis points, the net interest spread increased by 19 basis points and the net interest margin increased by 12 basis points. For the third quarter of 2011 compared to the second quarter of 2011: earning asset yields decreased by 17 basis points, liability costs decreased by 10 basis points, the net interest spread decreased by 7 basis points and the net interest margin decreased by 3 basis points.

Balance sheet dynamics affecting the comparative net interest margins for the first nine months of 2011 compared to 2010 include (1) a decrease of .17% in average loans held for investment, (2) a decrease in average loans as a percentage of earning assets from 72.99% in the first nine months of 2010 to 72.23% in the first nine months of 2010, (3) an increase in average interest-bearing deposits of 3.79%, (4) a decrease in average other borrowings of 28.82% and (5) a decrease in average noninterest-bearing deposits as a percentage of total assets from 13.80% in 2010 to 13.49% in 2011.

Balance sheet dynamics affecting the comparative net interest margins for the third quarter of 2011 compared to 2010 include (1) a decrease of 1.71% in average loans held for investment, (2) a decrease in average loans as a percentage of earning assets from 75.58% in the third quarter of 2010 to 71.75% in the third quarter of 2011, (3) an increase in average interest-bearing deposits of 5.49%, (4) a decrease in average other borrowings of 11.00% and (5) a decrease in average noninterest-bearing deposits as a percentage of total assets from 14.50% in 2010 to 14.05% in 2011.

Balance sheet dynamics affecting the comparative net interest margins for the third quarter of 2011 compared to the second quarter of 2011 include (1) a decrease of 2.07% in average loans held for investment, (2) a decrease in average loans as a percentage of earning assets from 72.69% in the second quarter of 2011 to 71.75% in the third quarter of 2011, (3) a decrease in average interest-bearing deposits of 1.10%, (4) a decrease in average other borrowings of 2.32% and (5) an increase in average noninterest-bearing deposits as a percentage of total assets from 13.52% in the second quarter of 2011 to 14.05% in the third quarter of 2011.

Yield and cost dynamics affecting the comparative net interest margins for the first nine months of 2011 compared to 2010 include (1) a decrease of 10 basis points in yields on loans held for investment and for sale, (2) a decrease of 42 basis points in investment and short-term funds yields, (3) a decrease of 52 basis points in costs of deposits and (4) a decrease of 55 basis points in costs of borrowings.

Yield and cost dynamics affecting the comparative net interest margins for the third quarter of 2011 compared to 2010 include (1) a decrease of 9 basis points in yields on loans held for investment and for sale, (2) a decrease of 68 basis points in investment and short-term funds yields, (3) a decrease of 50 basis points in costs of deposits and (4) a decrease of 43 basis points in costs of borrowings.

Yield and cost dynamics affecting the comparative net interest margins for the third quarter of 2011 compared to the second quarter of 2011 include (1) a decrease of 4 basis points in yields on loans held for investment and for sale, (2) a decrease of 24 basis points in investment and short-term funds yields, (3) a decrease of 10 basis points in costs of deposits and (4) an increase of 2 basis points in costs of borrowings.

The primary driver of the increase in net interest income and net interest margin for the third quarter and nine months ended September 30, 2011 as compared to the related prior periods has been a steady decrease in the costs of deposits and of borrowings. Management plans to continue to focus on core deposit growth for 2011 to encourage relationship-driven deposits as a stable source of funding. Weak loan demand and low interest rates have pressured loan yields lower through 2010 and into 2011. A yield-related factor that has shown improvement has been the effect of nonaccrual loans on loan portfolio yields. Nonaccrual loans as a percentage of loans has declined from a high of 6.69% at June 30, 2009 to 3.11% at December 31, 2010 and 2.59% at September 30, 2011, resulting in a larger proportion of loans generating interest and fee revenues.

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

FIRST M & F CORPORATION

The following table shows the components of the net interest margin for the second and third quarters of 2011 and 2010:

	Yields/Costs		Yields/Costs
	3rd Quarter, 2011	2nd Quarter, 2011	3rd Quarter, 2010	2nd Quarter, 2010
Interest bearing bank balances	0.23%	0.26%	0.31%	0.24%
Federal funds sold	0.25	0.25	0.24	0.24
Taxable investments	2.61	2.95	3.14	3.34
Tax-exempt investments	6.04	5.98	5.95	6.01
Loans held for sale	3.27	3.75	3.43	2.90
Loans held for investment	5.82	5.85	5.91	6.08
Earning asset yield	4.83	5.00	5.19	5.16
Interest checking	0.51	0.71	1.04	1.06
Money market deposits	0.65	0.77	1.11	1.13
Savings deposits	1.09	1.12	1.27	1.28
Certificates of deposit	1.72	1.76	2.15	2.40
Short-term borrowings	0.48	0.34	0.33	0.57
Other borrowings	4.05	4.15	5.01	4.82
Cost of interest-bearing liabilities	1.27	1.37	1.82	2.01
Net interest spread	3.56	3.63	3.37	3.15
Effect of non-interest bearing deposits	0.19	0.2	0.29	0.3
Effect of leverage	(0.03)	(0.09)	(0.06)	(0.06)
Net interest margin, tax-equivalent	3.72	3.75	3.60	3.40
Less: Tax equivalent adjustments:
Investments	0.05	0.05	0.06	0.06
Loans	0.01	0.01	0.01	0.01
Reported book net interest margin	3.66%	3.68%	3.52%	3.32%
The following table shows the components of the net interest margin for the first nine months of 2011 and 2010:
	Yields/Costs
	September 2011	September 2010
Interest bearing bank balances	0.24%	0.24%
Federal funds sold	0.25	0.23
Taxable investments	2.81	3.33
Tax-exempt investments	6.00	5.98
Loans held for sale	3.55	2.95
Loans held for investment	5.86	5.97
Earning asset yield	4.91	5.12
Interest checking	0.68	1.06
Money market deposits	0.75	1.11
Savings	1.14	1.29
Certificates of deposit	1.78	2.35
Short-term borrowings	0.31	0.46
Other borrowings	4.39	4.86
Cost of interest-bearing liabilities	1.39	1.98
Net interest spread	3.52	3.14
Effect of non-interest bearing deposits	0.2	0.29
Effect of leverage	(0.03)	(0.05)
Net interest margin, tax-equivalent	3.69	3.38
Less: Tax equivalent adjustments:
Investments	0.05	0.07
Loans	0.02	0.01
Reported book net interest margin	3.62%	3.30%

FIRST M & F CORPORATION

The following table shows average balance sheets for the second and third quarters of 2011 and 2010:

(Dollars in thousands)
	3rd Quarter,	2nd Quarter,	3rd Quarter,	2nd Quarter,
	2011	2011	2010	2010
Interest bearing bank balances	$74,683	$71,291	$29,023	$68,553
Federal funds sold	25,000	25,000	28,522	39,548
Taxable investments	265,438	262,915	235,439	243,857
Tax-exempt investments	33,294	32,407	39,743	41,696
Loans held for sale	6,402	2,928	5,320	6,363
Loans held for investment	1,028,372	1,050,136	1,046,242	1,038,148
Earning assets	1,433,189	1,444,677	1,384,289	1,438,166
Other assets	158,841	154,194	169,126	160,119
Total assets	$1,592,030	$1,598,871	$1,553,415	$1,598,285
Interest checking	$383,104	$400,942	$312,167	$322,791
Money market deposits	175,471	167,657	149,972	143,445
Savings deposits	118,273	117,783	115,332	113,983
Certificates of deposit	490,297	493,722	528,929	559,825
Short-term borrowings	6,319	8,637	17,583	10,728
Other borrowings	75,641	77,440	84,991	111,440
Interest-bearing liabilities	1,249,105	1,266,181	1,208,974	1,262,212
Noninterest-bearing deposits	223,689	216,227	225,223	222,318
Other liabilities	8,824	7,552	10,683	8,374
Stockholders’ equity	110,412	108,911	108,535	105,381
Liabilities and stockholders’ equity	$1,592,030	$1,598,871	$1,553,415	$1,598,285
Loans to earning assets	71.75%	72.69%	75.58%	72.19%
Loans to assets	64.60%	65.68%	67.35%	64.95%
Earning assets to assets	90.02%	90.36%	89.11%	89.98%
Noninterest-bearing deposits to assets	14.05%	13.52%	14.50%	13.91%
Equity to assets	6.94%	6.81%	6.99%	6.59%

FIRST M & F CORPORATION

The following table shows average balance sheets for the first nine months of 2011 and 2010:

(Dollars in thousands)
	September 2011	September 2010
Interest bearing bank balances	$79,876	$59,409
Federal funds sold	25,000	39,228
Taxable investments	259,198	238,443
Tax-exempt investments	33,211	42,635
Loans held for sale	4,539	7,707
Loans held for investment	1,045,033	1,046,819
Earning assets	1,446,857	1,434,241
Other assets	157,453	162,266
Total assets	$1,604,310	$1,596,507
Interest checking	$395,544	$321,618
Money market deposits	168,287	146,859
Savings deposits	117,299	113,870
Certificates of deposit	499,313	555,037
Short-term borrowings	12,893	14,029
Other borrowings	77,764	109,245
Interest-bearing liabilities	1,271,100	1,260,658
Noninterest-bearing deposits	216,475	220,272
Other liabilities	7,740	9,066
Stockholders’ equity	108,995	106,511
Liabilities and stockholders’ equity	$1,604,310	$1,596,507
Loans to earning assets	72.23%	72.99%
Loans to assets	65.14%	65.57%
Earning assets to assets	90.19%	89.84%
Noninterest-bearing deposits to assets	13.49%	13.80%
Equity to assets	6.79%	6.67%

Provision for Loan Losses

The accrual for the provision for loan losses for the first nine months of 2011 was $7.440 million as compared to $6.940 million for the first nine months of 2010. Net charge offs were $7.355 million for the first nine months of 2011 as compared to $10.878 million for the first nine months of 2010.

The accrual for the provision for loan losses for the third quarter of 2011 was $2.580 million as compared to $2.280 million for the third quarter of 2010. Net charge-offs were $5.275 million for the third quarter of 2011 as compared to $518 thousand for the second quarter of 2011 and $504 thousand for the third quarter of 2010. The allowance for loan losses as a percentage of loans was 1.59% at September 30, 2011, 1.51% at December 31, 2010, and 1.92% at September 30, 2010.

The Credit Risk Management section of this discussion provides further details on the allowance provisioning process.

Non Interest Income

Noninterest income, excluding securities transactions, was $14.093 million for the first nine months of 2011 as compared to $14.252 million for the same period in 2010. For the first nine months of 2011 as compared to 2010: (1) deposit revenues decreased by $23 thousand, (2) mortgage banking revenues increased by $61 thousand and (3) agency commissions decreased by $107 thousand.

Noninterest income, excluding securities transactions, was $4.959 million for the third quarter of 2011 as compared to $4.779 million for the same period in 2010 and $4.456 million in the second quarter of 2011. For the third quarter of 2011 as compared to the third quarter of 2010: (1) deposit revenues increased by $92 thousand, (2) mortgage banking revenues increased by $194 thousand and (3) agency commissions decreased by $102 thousand. For the third quarter of 2011 as compared to the second quarter of 2011: (1) deposit revenues increased by $248 thousand, (2) mortgage banking revenues increased by $201 thousand and (3) agency commissions increased by $74 thousand.

FIRST M & F CORPORATION

The third quarter of 2011 showed an increase of 3.50% from the third quarter of 2010 and a 10.03% increase from the second quarter of 2011 in deposit revenues. Overdraft fee revenues, which comprise approximately 59% of deposit revenues, increased by .31% from the third quarter of 2010 to the third quarter of 2011 and increased by 18.89% from the second quarter of 2011 to the third quarter of 2011. Approximately 60% of the decrease in overdraft revenues from the first half of 2010 to the first half of 2011 was due to the effect of the Federal Reserve’s opt-in regulation, with the balance of the decline attributable to general economic conditions, customer check writing habits and tax refunds. On August 1, 2011 the Company increased the per item charge for overdrafts by $6 per item. This change was the main factor in the quarter-over-quarter increase in overdraft fee revenues during the third quarter of 2011. Overdraft fees are per item charges applied to each check paid on an overdrawn account or returned. The per item fee is determined by the Company’s pricing committee and is based primarily on the competitive market prices as well as on costs associated with processing the items.

The Federal Reserve issued a regulatory change, effective July 1, 2010, prohibiting banks from charging fees for paying overdrafts on automated teller machine and one-time debit card transactions unless the customer consents, or opts in, to the overdraft service for those types of transactions. During 2010, approximately 49% of the customers affected by the regulatory change opted in to the fee-paid overdraft protection. Management estimates the impact of revenues lost due to customers who incurred multiple overdrafts prior to the effect of the regulatory change but did not opt in to having overdraft items paid for a fee to be a decrease of $150 thousand to $200 thousand in annual overdraft revenues. These expected revenue losses as well as competitor pricing prompted the increase in the overdraft per item fee charge in August.

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

Debit card revenues increased by 15.55% from the third quarter of 2010 to the third quarter of 2011 and decreased by 1.10% from the second quarter of 2011 to the third quarter of 2011. The recently enacted Dodd-Frank Act includes measures that would allow the Federal Reserve to define limits on large banks for interchange fees that may be charged on debit cards. The Federal Reserve issued a final rule on June 29, 2011, setting the fee cap at $.21 per transaction plus 5 basis points multiplied by the value of the transaction, with an additional potential fee of $.01 per transaction as a fraud-prevention reimbursement. The final rule went into effect on October 1, 2011. Although the regulation is aimed at banks with $10 billion in total assets and greater, management believes that the reduced interchange fees could possibly result in banks with less than $10 billion in total assets receiving less business activity on their cards, which would charge higher fees to the merchants. Management expects that the Dodd-Frank legislation, if it continues in effect, could reduce debit card revenues by as much as $800 thousand annually in the future. The following table shows the components of deposit account income:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30		September 30
	2011	2010	2011	2010
Service charge revenues	$300	$322	$902	$964
Debit/ATM card revenues	810	701	2,450	2,026
Overdraft fee revenues	1,611	1,606	4,300	4,685
Service charges on deposit accounts	$2,721	$2,629	$7,652	$7,675

Mortgage banking income increased by 58.79% from the third quarter of 2010 to the third quarter of 2011 and increased by 62.23% from the second quarter of 2011 to the third quarter of 2011. Mortgage originations increased by 31.81% from the third quarter of 2010 to the third quarter of 2011 and increased by 112.18% from the second quarter of 2011 to the third quarter of 2011. Mortgage rates fell steadily in 2010 from a high of 5.21% in April to a low of 4.17% in November. During this period, refinancing volumes increased from $7.689 million for the second quarter of 2010 to $15.769 million for the fourth quarter of 2010 while home purchase originations remained steady. Mortgage rates increased by approximately .70% from the low in November 2010 to the end of December. Rates remained stable during the first quarter of 2011 and subsequently dropped by approximately .35% over the course of the second quarter. A subsequent drop of .50% during the third quarter of 2011 brought mortgage rates to 4.01%, prompting an increase in purchase and refinance origination volumes. These volume increases resulted in the large mortgage revenue increases both year-over-year and linked-quarter. Management expects mortgage volumes and revenues to remain steady as long as rates remain low or decrease slowly if rates begin to move upward.

Agency commission income decreased by 9.17% from the third quarter of 2010 to the third quarter of 2011 and increased by 7.91% from the second quarter of 2011 to the third quarter of 2011. Insurance commission volumes are expected to be influenced by the strength of the economy. Insurance pricing is expected to be negatively affected by the highly competitive market for property and casualty products.

FIRST M & F CORPORATION

The Company sold $22.243 million of U.S. government-sponsored entity securities and $36.668 million of mortgage-backed securities for gains of $2.193 million during the first nine months of 2011. The Company sold $9.882 million of U.S. government-sponsored entity securities and $7.510 million of mortgage-backed securities for gains of $456 thousand during the third quarter of 2011. The Company sold $9.902 million of government sponsored entity securities, $29.007 million of mortgage-backed securities and $5.387 million of municipal bonds for gains of approximately $1.763 million during the first nine months of 2010. The proceeds from the 2011 sales of mortgage-backed securities and government sponsored entities were reinvested in similar securities with shorter maturities. The proceeds from the 2010 sales of mortgage-backed securities were mostly reinvested into other mortgage-backed securities while the proceeds of the municipal bond sales as well as sales and calls of U.S. government sponsored entity bonds were reinvested into securities of U.S. government sponsored entities, most of which had three to five year maturities.

The Company owns five separate beneficial interests in collateralized debt obligations that own bank trust preferred securities. These beneficial interests are tested for impairment on a quarterly basis. All of the beneficial interests have incurred other-than-temporary impairments since 2008. Three of the beneficial interests - Trapeza I, Trapeza II and Trapeza V - are deferring their interest payments and were placed in nonaccrual status during 2009. The MM Community Funding IX beneficial interest was placed in nonaccrual status during the fourth quarter of 2009 after failing an impairment test. The MM Community Funding IX beneficial interest began deferring interest payments during the third quarter of 2011. The Trapeza V, Tpref Funding II and MM Community Funding IX beneficial interests failed impairment tests at March 31, 2011. The MM Community Funding IX beneficial interest failed an impairment test at June 30, 2011. The Tpref Funding II and MM Community Funding IX beneficial interests failed impairment tests at September 30, 2011. The total amount of interest that would have been earned by the four securities that were in nonaccrual status during the third quarter of 2011 was $22 thousand and for the third quarter of 2010 was $18 thousand. The total amount of interest that would have been earned by the four securities that were in nonaccrual status during the first nine months of 2011 was $56 thousand and for the first nine months of 2010 was $52 thousand.

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

The following table shows the other-than-temporary charges that the Company incurred during the first nine months of 2011.

(Dollars in thousands)
Name of Issuer	Other-Than-Temporary Impairment Charged Against Earnings	Other-Than-Temporary Impairment Charged To (Reclassified From) Other Comprehensive Income
Trapeza V	$224	$35
Tpref Funding II	74	(71)
MM Community Funding IX	283	(178)
Total	$581	$(214)

The following table shows the other-than-temporary charges that the Company incurred during the first nine months of 2010.

(Dollars in thousands)
Name of Issuer	Other-Than-Temporary Impairment Charged Against Earnings	Other-Than-Temporary Impairment Charged To (Reclassified From) Other Comprehensive Income
Trapeza I 2002-1A	$101	$156
Trapeza II 2003-2A	62	24
Tpref Funding II	50	(18)
MM Community Funding IX	190	(130)
Total	$403	$32

FIRST M & F CORPORATION

The following table summarizes certain financial information about the trust preferred security-backed CDOs at the balance sheet date:

As of September 30, 2011
(Dollars in thousands)
Name of Issuer	Class	Book Value	Fair Value	Unrealized Loss	Moody's Credit Rating	Number of Banks in Issuance	Deferrals and Defaults as a Percent of Collateral	Excess Subordination
Trapeza I 2002-1A	C1	$474	$56	$418	C	25	43.09%	—%
Trapeza II 2003-2A	C1	989	273	716	Ca	37	37.04	—%
Tpref Funding II	B	763	221	542	Caa3	34	38.81	—%
Trapeza V 2003-5A	C1	609	95	514	Ca	42	37.29	—%
MM Community Funding IX	B1	352	85	267	Caa3	33	49.95	—%
		$3,187	$730	$2,457

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

Significant components of other income for the second and third quarters of 2011 and 2010 are contained in the following table:

(Dollars in thousands)	3Q2011	2Q2011	3Q2010	2Q2010
Agency profit-sharing revenues	$—	$3	$—	$1
Loan fees	93	100	96	102
Gains on student loan sales	—	—	6	77
All other income	302	293	322	208
Total other income	$395	$396	$424	$388

Agency profit-sharing revenues are profit sharing distributions received by M&F Insurance Group, Inc. from its underwriting companies generally based on the amount of business written during the previous year adjusted for claims incurred.

The Company has a strategy to increase noninterest revenues as a proportion of total revenues over time. Noninterest revenues as a percentage of total revenues increased from 27.42% in the third quarter of 2010 to 27.96% in the third quarter of 2011, and increased from 25.88% in the second quarter of 2011 to 27.96% in the third quarter of 2011. Another metric that the Company monitors is revenues per full-time employee, which were approximately $37 thousand per employee for the third quarter of 2011, $37 thousand for the second quarter of 2011, $35 thousand for the third quarter of 2010 and $35 thousand for the second quarter of 2010. Insurance product revenues per producer decreased to $26 thousand per producer for the third quarter of 2011 from $29 thousand per producer for the third quarter of 2010. Management’s strategic focus is to improve revenues generated per employee while maintaining stability in revenue growth by increasing the mix of noninterest revenues to total revenues.

FIRST M & F CORPORATION

Non Interest Expense

Noninterest expenses increased by 7.88% from the third quarter of 2010 to the third quarter of 2011 and decreased by 1.12% from the second quarter of 2011 to the third quarter of 2011.

Salary and benefit expenses, which comprise approximately 53% of noninterest expenses, increased by 8.81% from the third quarter of 2010 to the third quarter of 2011 and increased by 4.18% from the second quarter of 2011 to the third quarter of 2011. The number of full-time equivalent employees was 496 at September 30, 2011, 510 at June 30, 2011, 497 at September 30, 2010, and 498 at June 30, 2010. The increases in salary and benefit expenses for the first nine months of 2011 over the first nine months of 2010 were due primarily to restructuring efforts during the third quarter of 2011 as well as health care-related costs, which increased by 5.10% year-over-year. The Company initiated a restructuring project during the third quarter of 2011 which called for the closure of five branches, the sale of up to two branches and a reduction in staffing of 55 positions. Approximately $226 thousand in severance expense was incurred, related to the elimination of 20 positions, during the third quarter. The branch reductions and remaining staff reductions are expected to be substantially completed during the fourth quarter of 2011. Foreclosed property expenses increased significantly in 2009 commensurate with an increase in other real estate foreclosures and subsequently decreased in 2010. They continued to be a significant item in 2011, representing 12.26% of total noninterest expenses for the year. Management expects expenses and losses related to foreclosed properties to continue to be a significant expense through 2011 as the Company continues to foreclose on non-performing loans and dispose of the properties in a weak real estate market.

The components of foreclosed property expenses for the second and third quarters of 2011 and 2010 are contained in the following table:

(Dollars in thousands)	3Q2011	2Q2011	3Q2010	2Q2010
Losses (gains) on sales of other real estate	$356	$124	$(192)	$(98)
Write-downs of other real estate	670	1,053	233	465
Other real estate expenses	610	327	189	109
Rental income on other real estate properties	(153)	(36)	(64)	(57)
Total foreclosed property expenses	$1,483	$1,468	$166	$419

FDIC insurance assessments decreased by 32.55% from the third quarter of 2010 to the third quarter of 2011 and decreased by 5.55% from the second quarter of 2011 to the third quarter of 2011. The primary cause of the decrease from the third quarter of 2010 to the third quarter of 2011 was the effect of the change in assessment base and assessment rate as prescribed by the Dodd-Frank Act. The FDIC, as required by the Dodd-Frank Act, redefined the deposit assessment insurance base effective April 1, 2011. The new assessment base is generally defined as average consolidated assets minus average tangible equity, subject to adjustments for unsecured debt and brokered deposits.  The new base assessment rate applicable to the adjusted asset base is generally 14 basis points annually. The previous base assessment rate applicable to the adjusted deposit base was generally 22 basis points annually.

Significant components of other expense for the second and third quarters of 2011 and 2010 are contained in the following table:

(Dollars in thousands)	3Q2011	2Q2011	3Q2010	2Q2010
Postage and shipping	$215	$232	$227	$212
Supplies	202	182	176	177
Legal expenses	244	250	323	313
Other professional expenses	236	267	182	254
Insurance expenses	274	104	238	114
Debit card processing expenses	194	194	208	178
All other expenses	828	1,467	1,374	1,308
Total other expense	$2,193	$2,696	$2,728	$2,556

Income Taxes

The average tax rate for the first nine months of 2011 was 19.11% as compared to 19.73% for the first nine months of 2010. The low average tax rate was due primarily to the low level of net income before taxes as compared to the tax-exempt revenues and tax credit items available for those periods.

During the first quarter of 2010 the Company paid approximately $217 thousand in assessments related to an audit of its Mississippi returns for the tax years 2005 through 2007. The effect of the assessment on income tax expense, net of resulting refunds due from other state jurisdictions for the same tax years, was $88 thousand.

FIRST M & F CORPORATION

At September 30, 2011, the Company had a current tax benefit receivable of $130 thousand and a deferred tax asset of $13.181 million. The Company incurred net operating losses in 2009 which it carried back to its 2007 and 2008 tax years, generating refunds of $7.738 million in Federal taxes and $768 thousand in Mississippi taxes. The Company carried forward $14.700 million in Federal tax NOLs and $19.004 million in Mississippi tax NOLs from the 2009 return. The Company generated $4.321 million of additional NOLs in 2010, thus increasing the NOLs carried forward to approximately $19.021 million for Federal purposes and $23.712 million for Mississippi tax purposes. During the five years prior to 2009 the Company paid annual Federal taxes ranging from $3.500 million to $5.200 million. Management expects that the current tax benefits generated due to the 2009 and 2010 credit-related losses will be realized through carry-forwards to future tax years. Management has also reviewed its deferred tax assets and determined that it is more likely than not that the deferred tax assets will be realized in the foreseeable future and therefore no valuation allowance has been accrued. The Company expects to utilize the tax benefits implicit in the deferred tax asset in the foreseeable future when (1) current tax benefits increase as losses are realized through loan charge-offs and collateral foreclosures and dispositions and (2) future earnings become sufficient to absorb the deductions. The following table shows the differences between actual income tax expense and expected income tax expense, listing significant items that affected the average tax rate for each period:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
Amount computed using the Federal statutory rates on income before taxes	$585	$561	$1,423	$1,427
Increase (decrease) resulting from:
State income tax expense, net of Federal effect	36	32	72	219
Tax exempt income, net of disallowed interest deduction	(122)	(144)	(367)	(457)
Life insurance income	(56)	(48)	(178)	(164)
Low income housing tax credits	(55)	(83)	(165)	(248)
Other, net	3	89	15	51
Total income tax expense	$391	$407	$800	$828

The Company had no material recognized uncertain tax positions as of September 30, 2011 or 2010 and therefore did not have any tax accruals during the first nine months of 2011 or 2010 related to uncertain positions.

FIRST M & F CORPORATION

Assets and Liabilities

Assets increased by 2.60% from September 30, 2010 to September 30, 2011, and decreased by 1.07% from December 31, 2010. Investments increased by 12.74% from September 30, 2010 to September 30, 2011, and increased by 10.92% from December 31, 2010.

The following table shows net changes in the major balance sheet categories for the quarter-to-date and year-to-date as of September 30, 2011 and 2010:

	September 30, 2011		September 30, 2010
(Dollars in thousands)	Net Change		Net Change
	QTD	YTD	QTD	YTD
Cash and due from banks	$1,399	$(2,554)	$2,019	$(6,214)
Interest-bearing bank balances
and Federal funds sold	(37,821)	(6,077)	(26,545)	(96,906)
Securities available for sale	14,034	30,238	(10,041)	(12,083)
Loans held for sale	9,559	5,434	(591)	(6,373)
Loans held for investment	(29,629)	(45,180)	8,898	(11,327)
Allowance for loan losses	2,694	(86)	(1,776)	3,937
Other real estate	2,072	1,597	7,400	15,053
Other assets	1,469	(469)	(1,119)	(2,420)
Total assets	$(36,223)	$(17,097)	$(21,755)	$(116,333)
Total deposits	(40,640)	8,447	(21,932)	(66,384)
Total borrowings	2,150	(31,208)	(93)	(55,326)
Other liabilities	1,540	1,949	(780)	1,250
Stockholders’ equity	727	3,715	1,050	4,127
Total liabilities and equity	$(36,223)	$(17,097)	$(21,755)	$(116,333)

An influx of public funds deposits and loan payments in 2011 provided liquidity that was used to pay down borrowings and to build the investment portfolio. Most of the decrease in borrowings occurred in short-term repurchase agreements. Alternatively, core customer deposits decreased during the first nine months of 2010 and Federal Home Loan Bank borrowings were paid down, utilizing short-term, liquid assets. Loans decreased during the first nine months of 2011 as loan payment activity continued to outpace new loan demand. The increase in investments during 2011 occurred primarily in three-to-five year maturity government sponsored entity and mortgage-backed securities.

During the third quarter of 2011 commercial real estate loans decreased by $12.916 million, other commercial loans decreased by $7.880 million and construction and land development loans decreased by $4.726 million. Foreclosure activity represented approximately $6.970 million of the decrease in loans during the third quarter. Loans not secured by real estate represented 18.44% of loans held for investment at September 30, 2011, 18.78% at June 30, 2011 and 16.78% at December 31, 2010. A portfolio of loans secured by church properties was purchased for $36.221 million during the fourth quarter of 2010 as a diversification effort within the real estate sector of the portfolio. Approximately $12.128 million of the church loans paid off during 2011. The diversification of the entire loan portfolio is a continuing effort as management has re-emphasized small business lending and agricultural lending and added lenders with small business and SBA expertise as well as timberland expertise. A commercial products division was started during the third quarter of 2011 to acquire loan participations, build the asset-based lending portfolio and grow the commercial and industrial and commercial real estate loan portfolios.

Management expects that the loan portfolio’s change in size over the next year will depend on the volume of real estate-related and other problem loans that are moved out of the portfolio as well as the pace of economic recovery as it relates to consumer, small business and timber loans. Loans as a percent of total assets were 63.96% at September 30, 2011, 66.10% at December 31, 2010, and 67.70% at September 30, 2010.

FIRST M & F CORPORATION

The following table shows loans held for investment by type as September 30, 2011, December 31, 2010, and September 30, 2010:

(Dollars in thousands)	September 30, 2011	December 31, 2010	September 30, 2010
Commercial real estate	$603,904	$646,731	$626,747
Residential real estate	185,564	195,184	196,299
Home equity lines	38,320	40,305	40,523
Commercial, financial and agricultural	143,133	133,226	137,823
Consumer	44,045	44,700	45,621
Total	$1,014,966	$1,060,146	$1,047,013
Mortgages held for sale	$11,676	$6,242	$3,893

Deposits increased by 4.69% from September 30, 2010 to September 30, 2011, and increased by .61% from December 31, 2010. The following table shows the breakdown by deposit category of core deposit and public funds deposit changes from December 31, 2010 to September 30, 2011:

	Core Customers		Public Funds		Total Deposits
(Dollars in thousands)	Increase (Decrease)		Increase (Decrease)		Increase (Decrease)
	Amt.	Pct.	Amt.	Pct.	Amt.	Pct.
Noninterest-bearing	$9,372	4.55%	$471	7.63%	$9,843	4.64%
NOW	2,521	1.14%	11,679	8.12%	14,200	3.90%
MMDA	7,467	4.89%	5,216	37.76%	12,683	7.62%
Savings	4,051	3.54%	(6)	(1.79)%	4,045	3.52%
Customer CDs	(30,623)	(6.36)%	(5,364)	(25.45)%	(35,987)	(7.16)%
Brokered CDs	3,159	33.61%	504	8.98%	3,663	24.41%
Total	$(4,053)	(0.34)%	$12,500	6.55%	$8,447	0.61%

Increases in public funds NOW deposits and core customer noninterest-bearing checking deposits drove overall deposit growth for the first nine months of 2011, as core customer certificates of deposit decreased. The decrease in certificates of deposit resulted primarily from the Company’s more conservative pricing strategy – a strategy prompted by declining loan balances. Balances in the interest-bearing Summit Checking account decreased by $2.258 million during the first nine months of 2011 after increasing by $16.992 million for the calendar year 2010 as rates decreased over the course of 2011. The Summit Checking account is designed to pay a premium deposit rate if the customer meets certain criteria related to electronic banking and debit card transaction activity. Summit accounts are classified as NOW accounts. Deposits decreased by $40.640 million during the third quarter of 2011, driven primarily by decreases of $21.342 million in core customer noninterest-bearing deposits and $16.473 million in public funds NOW deposits. Approximately half of the noninterest-bearing deposit decrease was due to a seasonal transfer in one commercial account. The decrease in public funds deposits was due to governmental spending of accumulated tax receipts. Noninterest-bearing deposits represented 16.05% of total deposits at September 30, 2011 as compared to 15.43% at December 31, 2010 and 16.69% at September 30, 2010. The Company’s long-term strategy is to build the core customer deposit base, relying less on public funds deposits and borrowed funds, as a primary source of liquidity. Additional sources of deposits available to the Company are the traditional brokered CD market, which may be used when funding is needed within a short period of time, and reciprocal brokered CD markets which are used to provide enhanced FDIC coverage for customers with large certificate of deposit balances. Additionally, the Company uses repurchase agreements with certain commercial customers in an effort to provide them with better cash management tools.

The following table shows the deposit mix as of September 30, 2011, December 31, 2010, and September 30, 2010:

(Dollars in thousands)	September 30, 2011	December 31, 2010	September 30, 2010
Noninterest-bearing demand	$222,042	$212,199	$220,556
NOW deposits	378,409	364,209	307,533
Money market deposits	179,138	166,455	162,955
Savings deposits	118,814	114,769	117,175
Certificates of deposit	466,785	502,772	495,893
Brokered certificates of deposit	18,671	15,008	17,767
Total	$1,383,859	$1,375,412	$1,321,879

FIRST M & F CORPORATION

The following table shows the mix of public funds deposits as of September 30, 2011, December 31, 2010, and September 30, 2010:

(Dollars in thousands)	September 30, 2011	December 31, 2010	September 30, 2010
Noninterest-bearing demand	$6,645	$6,174	$22,950
NOW deposits	155,460	143,781	98,148
Money market deposits	19,030	13,814	13,952
Savings deposits	329	335	235
Certificates of deposit	15,712	21,076	17,594
Brokered certificates of deposit	6,114	5,610	6,069
Total	$203,290	$190,790	$158,948

Other borrowings decreased by $5.826 million from September 30, 2010 to September 30, 2011 and decreased by $6.101 million from December 31, 2010. The decreases in borrowings were primarily funded through liquidity provided by loan portfolio paydowns and sales and maturities of investment securities. Amounts of borrowings maturing within one year decreased from 21.24% of other borrowings at December 31, 2010 to 18.61% at September 30, 2011. Management intends to allow its Federal Home Loan Bank borrowings to decrease as they mature while deposits are used as a primary source of funding.

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

Equity

The Company’s and Bank’s regulatory capital ratios at September 30, 2011, as disclosed in Note 11: Regulatory Matters, are in excess of the minimum requirements and qualify the institution as “well capitalized” under the risk-based capital regulations.

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

FIRST M & F CORPORATION

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

The Company’s stock is publicly traded on the NASDAQ Global Select Market, also providing an avenue for additional capital if it is needed. The Company’s shares have traded at a rate of approximately 7,500 shares per day during 2011. The stock’s closing price was $3.16 per share on September 30, 2011.

The ratio of capital to assets stood at 6.98% at September 30, 2011, 6.68% at December 31, 2010, and 7.03% at September 30, 2010, with risk-based capital ratios in excess of the regulatory requirements. The Company’s regulatory capital ratios for 2011 and 2010 are summarized in Note 11: Regulatory Matters, of the financial statements included in Item 1, Financial Statements (unaudited)  in this Form 10-Q.

Interest Rate Risk and Liquidity Management

Responsibility for managing the Company’s program for controlling and monitoring interest rate risk and liquidity risk and for maintaining income stability, given the Company’s exposure to changes in interest rates, is vested in the asset/liability committee. Appropriate policy and guidelines, approved by the board of directors, govern these actions. Monitoring is primarily accomplished through monthly reviews and analysis of asset and liability repricing opportunities, market conditions and expectations for the economy. Cash flow analyses are also used to project short-term interest rate risks and liquidity risks. Management believes, at September 30, 2011, there is adequate flexibility to alter the current rate and maturity structures as necessary to minimize the exposure to changes in interest rates, should they occur. The Company is currently in a negative gap position for assets and liabilities repricing within the next year. This generally means that for assets and liabilities maturing and repricing within the next 12 months, the Company is positioned for more liabilities to reprice than the amount of assets repricing.

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

The Company experienced a large increase in the amount of past due and nonaccrual real estate-secured construction and commercial loans during 2008, a trend which has continued since. The trend in nonaccrual and past due loans stabilized in the fourth quarter of 2009 and remained stable through 2010 and into 2011. Management addressed the problem of liquidating nonperforming loans by creating a special problem asset group within the organization in 2009, separate from the ongoing credit operations and lending activities of the Company. Problem loans, including large nonaccrual loans, have been assigned to this group of specialists with the intent of liquidating the loans or their collateral in an orderly fashion. Over the course of 2009 and through 2010 many real estate-secured loans were worked out or foreclosed on and properties disposed of. Nonaccrual loans have moved downward from their high of $74.420 million in the second quarter of 2009 and stabilized within a range of $25 million to $35 million since the second quarter of 2010. The primary challenge during 2011 and beyond will be to liquidate foreclosed properties to avoid a burdensome build-up of these non-earning assets as problem loans are either managed back to performing status or foreclosed on.

Approximately 88.67% of the $26.622 million in nonaccrual loans at September 30, 2011 were in construction and development and commercial real estate loans. These nonaccrual balances consisted of several large loans rather than a great many small loans.

FIRST M & F CORPORATION

The following table summarizes the number and amount of nonaccrual construction and land development loans of $500 thousand or more at the end of each quarter from September 30, 2010 through September 30, 2011:

(Dollars in thousands)
	Number of Loans	Amount
Balance at 09/30/11	6	$6,927
Balance at 06/30/11	7	8,035
Balance at 03/31/11	7	10,139
Balance at 12/31/10	7	10,553
Balance at 09/30/10	7	8,581

The following table summarizes the number and amount of nonaccrual commercial real estate loans of $500 thousand or more at the end of each quarter from September 30, 2010 through September 30, 2011:

(Dollars in thousands)
	Number of Loans	Amount
Balance at 09/30/11	5	$12,465
Balance at 06/30/11	8	16,221
Balance at 03/31/11	7	15,467
Balance at 12/31/10	6	10,152
Balance at 09/30/10	7	13,451

FIRST M & F CORPORATION

The following tables list construction and commercial real estate loans, along with their impairment allowances, that were in nonaccrual status and had balances of $500 thousand or more at September 30, 2011 and at December 31, 2010:

	September 30, 2011		December 31, 2010
(Dollars in thousands)	Six Largest Loans		Seven Largest Loans
Note	Nonaccrual Balance	Impairment Allowance	Nonaccrual Balance	Impairment Allowance
1	$1,849	$449	$—	$—
2	1,465	200	1,465	—
3	1,413	250	1,393	125
4	878	—	2,925	—
5	761	5	1,008	—
6	561	—	803	—
	—	—	1,634	—
	—		1,325
Totals	$6,927	$904	$10,553	$125
Total nonaccrual construction and land development loans	$8,801	$988	$13,993	$175

	September 30, 2011		December 31, 2010
(Dollars in thousands)	Five Largest Loans		Six Largest Loans
Note	Nonaccrual Balance	Impairment Allowance	Nonaccrual Balance	Impairment Allowance
7	$5,379	$79	$—	$—
8	2,273	200	2,469	—
9	2,086	644	2,093	—
10	1,847	—	2,455	300
11	880	—	880	—
	—	—	1,582	—
	—	—	673	255
Totals	$12,465	$923	$10,152	$555
Total nonaccrual commercial real estate loans	$14,804	$1,022	$13,027	$765

FIRST M & F CORPORATION

The following table summarizes information relevant to the impairment determinations for the six largest construction and development loans and the five largest commercial real estate loans that were in nonaccrual status at September 30, 2011:

(Dollars in thousands)
Note	Type of Borrower	Type of Collateral	Nonaccrual Balance September 30, 2011	Impairment Allowance September 30, 2011	Information Supporting Allowance
1	Commercial Developer	Commercial	$1,849	$449	Appraisal dated 07/06/11
2	Residential Developer	Residential Subdivision	1,465	200	Appraisal dated 11/23/09
3	Commercial Developer	Commercial - Retail	1,413	250	Appraisal dated 10/03/08
4	Commercial	Land	878	—	Appraisal dated 04/05/11
5	Residential Developer	Residential Subdivision	761	5	Appraisal dated 07/15/11
6	Residential Developer	Residential Subdivision	561	—	Appraisal dated 09/30/09
7	Commercial	Assisted Living Facility	5,379	79	Appraisal dated 06/23/11
8	Commercial	Office	2,273	200	Appraisal dated 02/24/10
9	Commercial	Office/Warehouse	2,086	644	Appraisal dated 03/02/11
10	Commercial	Retailer	1,847	—	Appraisal dated 10/05/10
11	Commercial	Commercial Office	880	—	Appraisal dated 07/08/10

During 2010 and into 2011 initial impairments became fewer for construction loans while commercial real estate loans have incurred new impairments.

The following table shows a distribution of the totals for construction loans evaluated for impairment and the impairment allowances allocated to those loans at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
(Dollars in thousands)	Loan Balance	Impairment Allowance	Loan Balance	Impairment Allowance
Non-accrual loans	$8,801	$988	$13,993	$175
Accruing loans with an allowance	7,368	1,362	11,327	2,696
Accruing loans without an allowance	8,045	—	8,111	—
Total	$24,214	$2,350	$33,431	$2,871

The following table shows a distribution of the totals for commercial real estate loans evaluated for impairment and the impairment allowances allocated to those loans at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
(Dollars in thousands)	Loan Balance	Impairment Allowance	Loan Balance	Impairment Allowance
Non-accrual loans	$14,804	$1,022	$13,027	$765
Accruing loans with an allowance	1,793	359	5,025	817
Accruing loans without an allowance	29,321	—	36,275	—
Total	$45,918	$1,381	$54,327	$1,582

FIRST M & F CORPORATION

The following table shows the trend in credit quality related to the largest segments of the real estate loan portfolio:

(Dollars in thousands)	Outstanding Balances	Past Due 30-89 Days And Still Accruing	Past Due 90 Days Or More And Still Accruing	Nonaccrual	Year-To-Date Net Charge-Offs (Recoveries)
Construction and development loans:
9/30/2011	$83,100	$1,147	$—	$8,801	$743
6/30/2011	87,826	1,514	307	9,735	(551)
3/31/2011	92,744	1,218	101	13,608	(68)
12/31/2010	89,093	1,257	274	13,993	4,167
9/30/2010	96,848	979	430	11,887	2,628
Loans secured by 1-4 family properties:
9/30/2011	$223,884	$2,334	$3	$2,166	$1,790
6/30/2011	226,823	2,067	285	3,272	585
3/31/2011	227,912	2,378	102	3,144	295
12/31/2010	235,489	3,020	564	3,863	1,733
9/30/2010	236,822	2,422	319	5,001	936
Commercial real estate-secured loans:
9/30/2011	$520,804	$2,958	$189	$14,804	$2,229
6/30/2011	533,720	3,746	67	18,506	753
3/31/2011	549,628	4,940	65	19,111	395
12/31/2010	557,638	2,091	—	13,027	7,360
9/30/2010	529,899	3,824	44	16,306	4,917

The following table shows overall statistics for non-performing loans and other assets of the Company:

(Dollars in thousands)	September 30	December 31	September 30
	2011	2010	2010
Nonaccrual loans	$26,622	$33,127	$37,082
Other real estate	32,722	31,125	38,631
Nonaccrual investment securities	509	698	596
Total non-performing assets	$59,853	$64,950	$76,309
Past due 90 days or more and still accruing interest	$252	$951	$858
Restructured loans (accruing)	19,712	18,052	18,518
Ratios:
Nonaccrual loans to loans	2.59%	3.11%	3.53%
Past due 90 day loans to loans	0.02%	0.09%	0.08%
Non-performing credit assets to loans and other real estate	5.60%	5.85%	6.95%
Non-performing assets to assets	3.77%	4.05%	4.93%

FIRST M & F CORPORATION

The Company is still in the process, begun in 2008, of working through the negative effects of the real estate downturn. The length and depth of any further deterioration will depend on the strength of the economy and of the housing and commercial real estate sectors. A continued deterioration in real estate values, especially if in the commercial real estate sector, could result in additional write-downs of loans. The Company’s nonperforming assets have stabilized into a range of $60 million to $70 million over the past 12 months. Foreclosed real estate makes up approximately half of the nonperforming asset balance. The Company’s ability to significantly reduce nonperforming assets will depend on its ability to dispose of foreclosed properties. The construction and commercial real estate market remains illiquid with properties moving at a slow pace. Management believes that until the economy strengthens significantly the largest properties will continue to be hard to dispose of, increasing the risk of further impairment charges. Management does not know of any additional material contingencies that could negatively affect the remainder of the loan portfolio during 2011.

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

Off-Balance Sheet Arrangements

The Company’s primary off-balance sheet arrangements are in the form of loan commitments, operating lease commitments and an interest rate swap. At September 30, 2011, the Company had $110.933 million in unused loan commitments outstanding. Of these commitments, $78.363 million mature in one year or less. Lines of credit are established using the credit policy of the Company concerning the lending of money.

Letters of credit are used to facilitate a borrower’s business and are usually related to the acquisition of inventory or of assets to be used in the customer’s business. Letters of credit are generally secured and are underwritten using the same standards as traditional commercial loans. Most standby letters of credit expire without being presented for payment. However, the presentment of a standby letter of credit would create a loan receivable from the Bank’s loan customer. The Bank’s asset-based lending subsidiary uses commercial letters of credit to facilitate the purchase of inventory items by its customers. There were no commercial letters of credit outstanding at the end of the third quarter of 2011 or 2010. At September 30, 2011, the Company had $4.887 million million in financial standby letters of credit issued and outstanding.

The Company occasionally uses standby letters of credit issued on its behalf by the Federal Home Loan Bank of Dallas to pledge to certain state and municipality deposits and occasionally as additional collateral on loan participations sold and is obligated to the Federal Home Loan Bank if the letters of credit must be drawn upon. At September 30, 2011 and September 30, 2010, there were no standby letters of credit issued on the Company’s behalf by any Federal Home Loan Banks.

Liabilities of $7 thousand at September 30, 2011, and $16 thousand at September 30, 2010, are recognized in other liabilities related to the obligation to stand ready to perform related to standby letters of credit.

The Company makes commitments to originate mortgage loans that will be held for sale. The total commitments to originate mortgages to be held for sale were $26.451 million at September 30, 2011. These commitments are accounted for as derivatives and are marked to fair value with changes in fair value recorded in mortgage banking income.  At September 30, 2011, mortgage origination-related derivatives with positive fair values of $420 thousand were included in other assets, and derivatives with negative fair values of $279 thousand were included in other liabilities.

The Company also engages in forward sales contracts with mortgage investors to purchase mortgages held for sale. Those forward sale agreements that have a determined price and expiration date are accounted for as derivatives and marked to fair value through mortgage banking income. At September 30, 2011, the Company had $35.952 million in locked forward sales agreements in place. Forward sale-related derivatives with positive fair values of $152 thousand were included in other assets, and derivatives with negative fair values of $162 thousand were included in other liabilities.

Mortgages that are sold generally have recourse obligations if any of the first four payments become past due over 30 days under certain investor contracts and over 90 days under other investor contracts. The Company may also be required to repurchase mortgages that do not conform to FNMA or FHA underwriting standards or that contain critical documentation errors or fraud. The Company only originates for sale mortgages that conform to FNMA and FHA underwriting guidelines. The Company has not sustained any recourse-related losses in its mortgage program and the repurchase of mortgages has been an extremely rare event. Mortgages sold that were still in the recourse period were $26.155 million at September 30, 2011. No recourse liability was recorded for these mortgages.

In the ordinary course of business the Company enters into rental and lease agreements to secure office space and equipment. The Company has a variety of lease agreements in place, all of which are operating leases. The largest lease obligations are for office space and mainframe computer systems.

FIRST M & F CORPORATION

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

Fair value

Certain of the Company’s assets and liabilities are financial instruments carried at fair value. This includes securities available for sale, mortgage-related derivatives and interest rate swaps. Most of the assets and liabilities carried at fair value are based on either quoted market prices, market prices for similar instruments or market data for the instruments being valued. At September 30, 2011, less than 1% of assets measured at fair value were based on significant unobservable inputs.

FIRST M & F CORPORATION

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

FIRST M & F CORPORATION

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

Accounting Standards Update No. 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 provides guidance and clarification to help in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (1) the restructuring constitutes a concession, and (2) the debtor is experiencing financial difficulties. ASU 2011-02 will be effective for the Company as of July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011. For purposes of measuring impairment of those receivables that are newly considered impaired, the provisions of ASU 2011-02 are to be applied prospectively as of July 1, 2011. Adoption of ASU 2011-02 did not have a material impact on the Company’s financial position or results of operations.

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

Interest rate shock analysis shows that the Company will experience a 0.25% increase over 12 months in its net interest income with a gradual (12 month ramp) and sustained 100 basis point decrease in interest rates. A gradual and sustained increase in interest rates of 200 basis points will result in a .37% increase in net interest income.

An analysis of the change in market value of equity shows how an interest rate shock will affect the difference between the market value of assets and the market value of liabilities. With all financial instruments being stated at market value, the market value of equity will increase by 4.69% with an immediate and sustained increase in interest rates of 200 basis points. The market value of equity will decrease by 9.80% with an immediate and sustained decrease in interest rates of 100 basis points.

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

As of September 30, 2011, (the "Evaluation Date"), the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as defined in the Exchange Act Rules.  Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are sufficiently effective to ensure that material information relating to the Company and required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. During the last quarter ended September 30, 2011, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Standard & Poor's downgrade in the U.S. government's sovereign credit rating, and in the credit ratings of instruments issued, insured or guaranteed by certain related institutions, agencies and instrumentalities, could result in risks to the Company and general economic conditions that we are not able to predict.

•
On August 5, 2011, Standard & Poor’s downgraded the United States long-term debt rating from its AAA rating to AA+. On August 8, 011, Standard & Poor's downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. Instruments of this nature are key assets on the balance sheets of financial institutions, including the Company. These downgrades could adversely affect the market value of such instruments, and could adversely impact our ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available. We cannot predict if, when or how these changes to the credit ratings will affect economic conditions. These ratings downgrades could result in a significant adverse impact to the Company, and could exacerbate the other risks to which the Company is subject, including those described under Risk Factors in the Company's 2010 Annual Report on Form 10-K.

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

10.4	Form of Preferred Stock Certificate. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2009.

10.5	Side Letter Agreement. Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2009.

10.6	CDCI Letter Agreement dated September 29, 2010. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 5, 2010.

11	Computation of Earnings Per Share – Filed herewith as Note 13 to the consolidated financial statements.

31	Rule 13a-14(a) Certification of Hugh S. Potts, Jr., Chief Executive Officer and Rule 13a-14(a) Certification of John G. Copeland, Chief Financial Officer.

32	Section 1350 Certification of Hugh S. Potts, Jr., Chief Executive Officer and Section 1350 Certification of John G. Copeland, Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Definition Linkbase.

FIRST M & F CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2011

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

10.4	Form of Preferred Stock Certificate. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2009.

10.5	Side Letter Agreement. Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2009.

10.6	CDCI Letter Agreement dated September 29, 2010. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 5, 2010.

11	Computation of Earnings Per Share – Filed herewith as Note 13 to the consolidated financial statements.

31	Rule 13a-14(a) Certification of Hugh S. Potts, Jr., Chief Executive Officer and Rule 13a-14(a) Certification of John G. Copeland, Chief Financial Officer.

32	Section 1350 Certification of Hugh S. Potts, Jr., Chief Executive Officer and Section 1350 Certification of John G. Copeland, Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Definition Linkbase.