Form 10-K
period 2011-12-31
FIRST M&F CORP/MS
filed 2012-03-14
CIK 320387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number 000-09424

FIRST M&F CORPORATION
(Exact name of registrant as specified in its charter)

MISSISSIPPI	64-0636653
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

134 West Washington Street, Kosciusko, Mississippi	39090
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:  662-289-5121

Securities registered under Section 12(b) of the Act:

Common Stock, $5 par value	The NASDAQ Stock Market LLC
(Title of each class)	(Name of each exchange on which registered)

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

Large accelerated filer ☐            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes    ☒ No

Based on the closing sale price for shares on June 30, 2011, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $28,316,770.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common stock, $5 par value	9,154,936 Shares
Title of Class	Shares Outstanding at January 31, 2012

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement dated March 14, 2012, are incorporated by reference into Part III of the Form 10-K report.

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

The Bank was chartered and organized under the laws of the State of Mississippi in 1890, and accounts for substantially all of the total assets and revenues of the Company. The Bank is the sixth largest bank in the state, having total assets of approximately $1.569 billion at December 31, 2011. The Bank offers a complete range of commercial and consumer services at its main office and two branches in Kosciusko and its branches within central and north Mississippi, including Ackerman, Brandon, Bruce, Canton, Cleveland, Clinton, Durant, Flowood, Grenada, Madison, Olive Branch, Oxford, Pearl, Philadelphia, Ridgeland, Southaven, Starkville, and Tupelo. The Bank also has banking locations in southwest Tennessee in Bells and Cordova. The Bank also has banking locations in central Alabama in Chelsea, Columbiana, Inverness and Pelham. The Bank also has a banking location in Niceville, Florida.

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

The Bank offers a variety of deposit, investment and credit products to customers. In 2010 the Bank became certified by the U.S. Treasury Department as a Community Development Financial Institution (CDFI). Therefore, the primary mission of the Bank became the promoting of community development, which means that the activities of the Bank are purposefully directed toward improving the social and/or economic conditions of underserved people (which may include low-income persons and persons who lack adequate access to capital and/or financial services) and/or residents of economically distressed communities. As a CDFI, the Bank is required to serve certain investment areas and targeted populations, generally defined by Federal regulations in quantitative terms as low-income or underserved. The Bank provides financial products and development services to these investment areas and targeted populations. These investment areas and target populations are enveloped within the Bank’s current geographical service footprint. Therefore, the Bank will continue to provide full commercial banking products and services to all of its current markets, but will place a special emphasis on providing development services and financial products and services designed for its CDFI-related investment areas and targeted populations. The financial services offered by the Bank include a variety of checking accounts, debit cards, automated teller machine access, an overdraft protection plan, money orders, official checks, check cashing services, safe deposit box services, internet banking and bill paying services, image checking statements, savings accounts, certificates of deposit, Individual Retirement Accounts, business checking, remote deposit capture/imaging services, treasury management services, ACH and direct deposit origination, sweep accounts, letters of credit, and secured and unsecured lines of credit with an emphasis on small business, consumer and agricultural loans. Development services that are offered include financial and credit counseling to individuals to facilitate home ownership, promoting self-employment, providing counseling and assistance with Small Business Administration loan applications, enhancing consumer financial management skills, and technical assistance to borrowers to enhance their business planning, marketing and management skills. Wealth management and Trust services are offered through the Kosciusko and Madison offices in Mississippi and discount brokerage services are offered through the Madison and Tupelo offices in Mississippi.

As of December 31, 2011, the Company and its subsidiary employed 460 full-time equivalent employees.

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

FIRST M&F CORPORATION AND SUBSIDIARY

Overview

In the opinion of First M&F Corporation’s management, the Company’s highlights during 2011 were as follows:

Facilities

•	In December 2011 closed and sold a limited service branch in Ridgeland, Mississippi

•	In December 2011 closed a full service branch in Jackson, Mississippi

•	In December 2011 closed and sold a full service branch in Tupelo, Mississippi

•	In December 2011 closed and sold a limited service branch in Oxford, Mississippi

•	In December 2011 closed a limited service branch in Wilsonville, Alabama
Earnings

•	Return on assets for 2011 was 0.27% while the return on equity was 4.00%. Return on assets for 2010 was 0.25% while the return on equity was 3.74%.

•	Debit card revenues grew by 17.86%, composing 31.55% of deposit revenues

•	Mortgage banking revenues increased by 15.18% in 2011 after decreasing by 13.27% in 2010

•	Mortgage originations were $92.009 million in 2011 as compared to $80.139 million in 2010

•	Property, casualty, life and health insurance commissions decreased from $3.796 million in 2010 to $3.618 million in 2011
Credit

•	Loans held for investment decreased by 6.02% in 2011 due to the continuing effects of the general economic slowdown

•	Net charge offs, as a percentage of average loans, were 1.05% for 2011 compared to 1.65% for 2010

•	Nonaccrual loans as a percentage of loans decreased to 1.68% at the end of 2011 from 3.11% at the end of 2010

•	90 day past due accruing loans as a percentage of loans decreased to 0.06% at the end of 2011 from 0.09% at the end of 2010

•	Foreclosed real estate balances were $36.952 million at the end of 2011 as compared to $31.125 million at the end of 2010

•	Foreclosed real estate of $10.510 million was sold during 2011

•
Expenses related to foreclosed properties were $1.477 million in 2011 while losses incurred on foreclosed properties through sales and write-downs were $5.874 million as compared to expenses of $1.373 million and losses of $1.573 million in 2010

Other

•	As a result of branch closings and other cost-saving initiatives, full-time equivalent employees dropped from 499 at the end of 2010 to 460 at the end of 2011

•	The Company remained well capitalized with a total risk-based capital ratio of 12.09% at the end of 2011 as compared to 11.30% at the end of 2010
CDCI

On September 29, 2010, and pursuant to the terms of the letter agreement (the "Letter Agreement") between the Corporation and the United States Department of the Treasury (“Treasury”), the Corporation closed a transaction (the “Exchange”) whereby Treasury exchanged its 30,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Class B Non-Voting, Series A, (the “CPP Preferred Shares”) for 30,000 shares of a new series of preferred stock designated Fixed Rate Cumulative Perpetual Preferred Stock, Class B Non-Voting, Series CD (the “CDCI Preferred Shares”). As a result of the Exchange, the Corporation is no longer participating in the TARP Capital Purchase Program being administered by Treasury and is now participating in Treasury’s TARP Community Development Capital Initiative (the “CDCI”). The terms of the Exchange are more fully set forth in the Letter Agreement.

The most significant difference in terms between the CDCI Preferred Shares and the CPP Preferred Shares is the dividend rate applicable to each. The CDCI Preferred Shares entitle the holder to an annual dividend of 2% of the liquidation value of the shares, payable quarterly in arrears, whereas the CPP Preferred Shares previously entitled the holder to an annual dividend of 5% of the liquidation value of the shares, payable quarterly in arrears. Other differences in terms between the CDCI Preferred Shares and the CPP Preferred Shares, including, without limitation, the restrictions on common stock dividends and on redemption of common stock and other securities, exist. The terms of the CDCI Preferred Shares are more fully set forth in the Articles of Amendment creating the CDCI Preferred Shares, which Articles of Amendment were filed with the Mississippi Secretary of State on September 27, 2010.

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

In the opinion of management, the challenges and opportunities facing the Company going forward from December 31, 2011, are as follows:

•	Continue to strengthen credit monitoring systems to provide proactive credit solutions

•	Continue to work on sales of real estate owned as well as to work with customers to dispose of real estate collateral and manage the level of nonperforming loans downward

•	Build the capital strength and funding flexibility of the organization

•	Continue to build core deposits around strong products like Summit Checking that provide a base upon which a portfolio of financial services can be provided

•	Continue to diversify the loan portfolio into consumer and commercial loans that are not real estate dependent

•	Continue to increase the volumes and improve the products and services delivered through the insurance agencies and focus on branch referrals to enhance agency business

•	Promote low-cost delivery channels such as debit cards and electronic banking that are convenient to customers

•	Continue developing customer-friendly technologies such as deposit image capture for commercial customers, emailing of statements, enhanced internet banking capabilities and mobile banking

•	Encourage customer use of more efficient technologies over labor-intensive processes by tying rates and benefits of deposit products to the use of internet and technology-based applications

•	Enhance product offerings to and develop relationships with small business customers

•	Leverage our CDFI status to improve services and products offered to gain penetration in the Company’s target market

•	Develop corporate banking, especially in the purchased participations and SBA loan portfolios

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

FIRST M&F CORPORATION AND SUBSIDIARY

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

In October 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. The EESA authorized the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (“TARP”). The purpose of TARP was to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The Treasury Department allocated $250 billion towards the TARP Capital Purchase Program (“CPP”). Under the CPP, Treasury purchased debt or equity securities from participating institutions. The TARP also included direct purchases or guarantees of troubled assets of financial institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications.

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

FIRST M&F CORPORATION AND SUBSIDIARY

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

The minimum guideline for the total capital to risk-weighted assets, including certain off-balance sheet items such as standby letters of credit ("total capital ratio") is 8.0%. At least half of total capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 capital"). The remainder may consist of subordinated debt, other preferred stock, a limited amount of loan loss reserves, and unrealized gains on equity securities subject to limitations ("Tier 2 capital"). At December 31, 2011, the Company and the Bank were in compliance with the total capital ratio and the Tier 1 capital ratio requirements. Note 20 - Regulatory Matters of the Notes to Consolidated Financial Statements presents the Company's and the Bank's capital ratios.

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

FIRST M&F CORPORATION AND SUBSIDIARY

The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) changed the method of calculation for FDIC insurance assessments. Under the old system, the assessment base was domestic deposits minus a few allowable exclusions, such as pass-through reserve balances. Under the Dodd-Frank Act, assessments are calculated based on the depository institution’s average consolidated total assets, less its average amount of tangible equity. On February 9, 2011, the FDIC published final regulations implementing these changes. In addition to providing for the required change in assessment base, the FDIC has modified or eliminated the assessment adjustments based on unsecured debt, secured liabilities, and brokered deposits; added a new adjustment for holding unsecured debt issued by another insured depository institution; and lowered the initial base assessment rate schedule in order to collect approximately the same amount of revenue under the new base as under the old base, among other changes. Due to the expanded assessment base the new initial base assessment rates range from 5 to 35 basis points, and total base assessment rates range from 2.5 to 45 basis points after adjustments. These final regulations became effective April 1, 2011.

The enactment of the Emergency Economic Stabilization Act of 2008 temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. However, with the passage of the Dodd-Frank Act, this increase in the basic coverage limit has been made permanent.

Recent Developments

The enactment during 2010 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) will likely result in increased regulation of the financial services industry. Provisions likely to affect the activities of the Company and the Bank include, without limitation, the following:

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

This new legislation contained 16 different titles, was over 800 pages long, and calls for the completion of dozens of studies and reports and hundreds of new regulations. The information provided herein regarding the effect of the Dodd-Frank Act is intended merely for illustration and is not exhaustive, as the full impact of the legislation on banks and bank holding companies is still being studied and in any event cannot be fully known until the completion of hundreds of new federal agency rulemakings over the next few years. Interested shareholders should refer directly to the Dodd-Frank Act itself for additional information.

The Dodd-Frank Act is one of a number of legislative initiatives that have been proposed in recent months due to the ongoing national and global financial crisis. It is not possible to predict whether any other similar legislation may be adopted that would significantly affect the operations and performance of the Company and the Bank.

FIRST M&F CORPORATION AND SUBSIDIARY

Debit Interchange Fees

Effective June 29, 2011, the Federal Reserve issued a final rule to implement the “Durbin Amendment” to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. The rule included standards for assessing whether debit card interchange fees received by debit card issuers are reasonable and proportional to the costs incurred by issuers for electronic debit transactions. Interchange fees, or "swipe" fees, are charges that merchants pay to us and other credit card companies and card-issuing banks for processing electronic payment transactions. Under the final rule, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. The rule further allows for an upward adjustment of 1 cent to the interchange fee if an issuer certifies that it has implemented policies and procedures reasonably designed to achieve the fraud-prevention standards set forth by the Federal Reserve.

In addition, the legislation prohibits card issuers and networks from entering into exclusive arrangements requiring that debit card transactions be processed on a single network or only two affiliated networks, and allows merchants to determine transaction routing. The limits that the Dodd-Frank Act and Federal Reserve rules place on debit interchange fees may significantly reduce our debit card interchange revenues. The rule became effective October 1, 2011.

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

FIRST M&F CORPORATION AND SUBSIDIARY

STATISTICAL DISCLOSURE

The statistical disclosures for the Company are contained in Tables 1 through 12.

Table 1: AVERAGE BALANCE SHEETS/YIELDS

	2011			2010			2009
(Dollars in thousands)	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-bearing bank balances	$70,998	$179	0.25%	$60,894	$143	0.23%	$25,151	$42	0.17%
Federal funds sold	25,000	63	0.25	35,642	82	0.23	43,871	95	0.22
Taxable investments	265,446	6,745	2.54	236,046	7,616	3.23	234,942	9,531	4.06
Tax-exempt investments	33,390	1,997	5.98	41,347	2,470	5.97	56,021	3,357	5.99
Loans	1,040,703	60,632	5.83	1,052,883	62,501	5.94	1,130,428	67,290	5.95
Total earning assets	1,435,537	69,616	4.85	1,426,812	72,812	5.10	1,490,413	80,315	5.39
Nonearning assets	158,747			164,130			154,747
Total average assets	$1,594,284			$1,590,942			$1,645,160

NOW & MMDA	562,030	3,696	0.66	473,011	5,062	1.07	447,909	5,839	1.30
Savings deposits	117,686	1,318	1.12	114,358	1,467	1.28	113,397	1,679	1.48
Certificates of deposit	489,199	8,487	1.73	544,192	12,280	2.26	569,623	16,183	2.84
Short-term borrowings	10,855	36	0.33	19,112	66	0.35	10,448	97	0.93
Other borrowings	76,923	3,314	4.31	102,112	5,016	4.91	165,548	7,441	4.49
Total interest-bearing liabilities	1,256,693	16,851	1.34	1,252,785	23,891	1.91	1,306,925	31,239	2.39
Noninterest-bearing deposits	220,369			222,082			190,541
Noninterest-bearing liabilities	7,852			8,909			8,538
Capital	109,370			107,166			139,156
Total avg. liabilities & equity	$1,594,284			$1,590,942			$1,645,160
Net interest margin		52,765	3.68		48,921	3.43		49,076	3.29
Less tax equivalent adjustment
Investments		745	0.05		921	0.06		1,252	0.08
Loans		156	0.02		199	0.02		230	0.02
Reported book net interest margin		$51,864	3.61%		$47,801	3.35%		$47,594	3.19%

Tax equivalent adjustments were made using a blended Federal/State rate of 37.3%.

Nonaccrual loans are included in the average loan balances.

Table 2: RATE/VOLUME VARIANCES

	2011 Compared To 2010			2010 Compared To 2009
	Increase (Decrease) Due To			Increase (Decrease) Due To
(Dollars in thousands)	Volume	Yield/Cost	Net	Volume	Yield/Cost	Net
Interest earned on:
Interest-bearing bank balances	$25	$11	$36	$72	$29	$101
Federal funds sold	(26)	7	(19)	(18)	5	(13)
Taxable investments	848	(1,719)	(871)	40	(1,955)	(1,915)
Tax-exempt investments	(476)	3	(473)	(878)	(9)	(887)
Loans	(716)	(1,153)	(1,869)	(4,610)	(179)	(4,789)
Total earning assets	434	(3,630)	(3,196)	(3,336)	(4,167)	(7,503)
Interest paid on:
NOW & MMDA	769	(2,135)	(1,366)	298	(1,075)	(777)
Savings deposits	40	(189)	(149)	13	(225)	(212)
Certificates of deposit	(1,098)	(2,695)	(3,793)	(648)	(3,255)	(3,903)
Short-term borrowings	(28)	(2)	(30)	55	(86)	(31)
Other borrowings	(1,161)	(541)	(1,702)	(2,984)	559	(2,425)
Total interest-bearing liabilities	63	(7,103)	(7,040)	(1,163)	(6,185)	(7,348)
Change in net interest income on a tax-equivalent basis	$371	$3,473	$3,844	$(2,173)	$2,018	$(155)

The rate/volume variances are computed for each line item and are therefore non-additive.

FIRST M&F CORPORATION AND SUBSIDIARY

Table 3: SECURITIES AVAILABLE FOR SALE

	Carrying Value of Securities
	December 31
(Dollars in thousands)	2011	2010	2009
Securities Available For Sale
U.S. Treasury	$—	$—	$517
U.S. Government sponsored entities	58,792	58,611	55,161
Mortgage-backed securities	203,686	173,921	167,875
Obligations of states and political subdivisions	54,142	41,828	56,586
Other securities	4,154	2,569	4,411
Total securities available for sale	$320,774	$276,929	$284,550

	Amortized Cost of Securities
	December 31
	2011	2010	2009
Securities Available For Sale
U.S. Treasury	$—	$—	$503
U.S. Government sponsored entities	58,714	58,152	54,746
Mortgage-backed securities	198,832	170,039	162,647
Obligations of states and political subdivisions	51,763	40,924	55,153
Other securities	6,581	5,306	7,421
Total securities available for sale	$315,890	$274,421	$280,470

Table 4: MATURITY DISTRIBUTION AND YIELDS OF SECURITIES AVAILABLE FOR SALE

(Dollars in thousands)	Within One Year	Yield	After One But Within Five Years	Yield	After Five But Within Ten Years	Yield	Over Ten Years	Yield	Total	Yield
Securities Available For Sale
U.S. Government sponsored entities	$23,366	1.95%	$35,426	0.83%	$—	—%	$—	—%	$58,792	1.27%
Mortgage-backed securities	81,202	2.61	99,165	2.94	16,867	3.12	6,452	3.16	203,686	2.83
Obligations of states and political subdivisions	4,481	6.02	21,645	6.12	26,010	5.84	2,006	7.03	54,142	6.01
Other debt securities	—	—	3,335	2.55	—	—	819	1.64	4,154	2.37
Total debt securities available for sale	$109,049	2.61%	$159,571	2.89%	$42,877	4.77%	$9,277	3.86%	$320,774	3.07%

Tax equivalent adjustments were made using a blended Federal rate of 34.0% and a State rate of 5.0%. The amounts shown represent the investment portfolio as stated at its carrying value.

Non mortgage-backed securities are categorized in the earlier of their maturity dates or call dates. Mortgage-backed securities are distributed based upon their estimated average lives.

FIRST M&F CORPORATION AND SUBSIDIARY

Table 5: COMPOSITION OF THE LOAN PORTFOLIO

	2011		2010		2009		2008		2007
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Held For Investment:
Commercial, financial and agricultural	$155,330	15.59%	$133,226	12.57%	$129,571	12.24%	$136,795	11.63%	$176,747	14.49%
Non-residential real estate	574,505	57.66	646,731	61.00	643,804	60.83	745,699	63.38	731,595	59.99
Residential real estate	223,839	22.47	235,489	22.21	239,921	22.67	255,488	21.71	269,601	22.11
Consumer loans	42,666	4.28	44,700	4.22	45,044	4.26	38,613	3.28	41,492	3.40
Total loans	$996,340	100.00%	$1,060,146	100.00%	$1,058,340	100.00%	$1,176,595	100.00%	$1,219,435	100.00%

Loans held for sale	$26,073		$6,242		$10,266		$7,698		$5,571

Table 6: LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

Maturity distribution of loans at December 31, 2011
(Dollars in thousands)	Within One Year	One to Five Years	After Five Years	Total
Commercial, financial and agricultural	$77,756	$74,997	$2,577	$155,330
Non-residential real estate	136,271	365,291	72,943	574,505
Residential real estate	26,759	89,073	108,007	223,839
Consumer loans	10,885	30,664	1,117	42,666
Total loans	$251,671	$560,025	$184,644	$996,340

Rate sensitivity of loans at December 31, 2011
	One to Five Years	After Five Years	Total
Fixed rate loans	$499,988	$172,667	$672,655
Floating rate loans	60,037	11,977	72,014
Total	$560,025	$184,644	$744,669

Table 7: NONPERFORMING ASSETS AND PAST DUE LOANS

(Dollars in thousands)	2011	2010	2009	2008	2007
Nonaccrual loans	$17,177	$33,127	$44,549	$20,564	$6,524
Other real estate owned	36,952	31,125	23,578	11,061	6,232
Investment securities	599	698	825	—	—
Total nonperforming assets	$54,728	$64,950	$68,952	$31,625	$12,756
Accruing loans past due 90 days or more	$602	$951	$2,479	$5,686	$1,093
Restructured loans (accruing)	$19,662	$18,052	$4,620	$3,664	$—
Interest income that would have been recorded on nonaccrual loans if they had been current and accruing	$1,509
Interest that was recorded in the financial statements for loans that were on nonaccrual status	$185

FIRST M&F CORPORATION AND SUBSIDIARY

Table 8: ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)	2011	2010	2009	2008	2007
Balance at beginning of year	$16,025	$24,014	$24,918	$14,217	$14,950
Charge offs:
Commercial, financial and agricultural	(2,534)	(3,617)	(4,605)	(993)	(762)
Real estate – nonresidential	(7,381)	(13,325)	(42,133)	(5,235)	(1,223)
Real estate – residential	(2,142)	(1,854)	(3,409)	(1,968)	(1,581)
Consumer	(952)	(859)	(1,093)	(1,510)	(1,178)
Total	(13,009)	(19,655)	(51,240)	(9,706)	(4,744)
Recoveries:
Commercial, financial and agricultural	468	281	169	75	373
Real estate – nonresidential	1,413	1,798	174	135	666
Real estate – residential	144	121	47	67	25
Consumer	192	246	345	396	427
Total	2,217	2,446	735	673	1,491
Net charge-offs	(10,792)	(17,209)	(50,505)	(9,033)	(3,253)
Provision for loan losses	9,720	9,220	49,601	19,734	2,520
Balance at end of year	$14,953	$16,025	$24,014	$24,918	$14,217

Net Charge-Offs To Average Loans	1.05%	1.65%	4.50%	0.75%	0.28%

Table 9: ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	December 31
(Dollars in thousands)	2011	2010	2009	2008	2007
Commercial, financial and agricultural	$3,347	$4,442	$5,893	$6,815	$6,953
Non-residential real estate	8,204	6,705	13,375	13,129	3,094
Residential real estate	2,607	3,701	3,407	1,634	1,936
Consumer loans	795	1,177	1,339	3,340	2,234
Total loans	$14,953	$16,025	$24,014	$24,918	$14,217

	December 31
Allowance As A Percentage Of Loan Type	2011	2010	2009	2008	2007
Commercial, financial and agricultural	2.15%	3.33%	4.55%	4.98%	3.93%
Non-residential real estate	1.43	1.04	2.08	1.76	0.42
Residential real estate	1.16	1.57	1.42	0.64	0.72
Consumer loans	1.86	2.63	2.97	8.65	5.38
Total loans	1.50%	1.51%	2.27%	2.12%	1.17%

Net Charge-Offs As A Percent Of Year End	December 31
Loans Outstanding, By Type	2011	2010	2009	2008	2007
Commercial, financial and agricultural	1.33%	2.50%	3.42%	0.67%	0.22%
Non-residential real estate	1.04	1.78	6.52	0.68	0.08
Residential real estate	0.89	0.74	1.40	0.74	0.58
Consumer loans	1.78	1.37	1.66	2.89	1.81
Total loans	1.08%	1.62%	4.77%	0.77%	0.27%

FIRST M&F CORPORATION AND SUBSIDIARY

Table 10: TIME DEPOSITS OF $100,000 OR MORE

The table below shows maturities of outstanding time deposits of $100,000 or more at December 31, 2011 (dollars in thousands):

Three months or less	$48,904
Over three months through six months	20,392
Over six months through twelve months	43,297
Over one year	87,948
Total	$200,541

Table 11: SELECTED RATIOS

The following table reflects ratios for the Company for the last three years:

	2011	2010	2009
Return on average assets	0.27%	0.25%	(3.63)%
Return on average equity	4.00	3.74	(42.97)
Dividend payout ratio	14.29	2.41	—
Average equity to assets ratio	6.86	6.74	8.46

Table 12: SHORT-TERM BORROWINGS

The table below presents certain information regarding the Company’s short-term borrowings for each of the last three years:

(Dollars in thousands)	2011	2010	2009
Securities sold under agreements to repurchase
Outstanding at end of period	$4,398	$33,481	$8,642
Maximum outstanding at any month-end during the period	27,082	41,897	12,985
Average outstanding during the period	10,855	19,112	10,331
Interest paid	36	66	96
Weighted average rate during each period	0.33%	0.35%	0.93%

Federal funds purchased
Outstanding at end of period	$—	$—	$—
Maximum outstanding at any month-end during the period	—	—	—
Average outstanding during the period	—	—	117
Interest paid	—	—	1
Weighted average rate during each period	—%	—%	0.80%

FIRST M&F CORPORATION AND SUBSIDIARY

RISK FACTORS

The Company faces various risks that are inherent to our business such as credit, legal, market, operational, liquidity and regulatory risks. The following factors could affect the performance and operating results of the Company and its subsidiary.

The Company may be vulnerable to economic uncertainty.

•
The Company owns $36.952 million in foreclosed other real estate properties. The ability of the Company to dispose of other real estate without incurring severe losses depends on the strength of the economy and especially the strength and liquidity of the real estate market. If the economy remains weak, the Company may not be able to sell some properties. A lack of sales of properties may prompt further write-downs in their values as they become stagnant and less marketable. An inability to sell foreclosed properties also impacts liquidity through a lack of positive cash flows. If properties take longer than expected to sell or become difficult to market, expenses related to the maintenance of those properties may continue or possibly increase.

•
The credit quality of the loan portfolio depends on a strengthened economy, as the primary source of repayment for many loans is sales revenue. If the economy stagnates, then customers will have to turn to secondary sources of repayment which may be limited. This could lead to additional loan impairments and possible increases in loan charge-offs.

•
The Company has a 58% concentration of commercial real estate loans in the loan portfolio. These loans are vulnerable to fluctuations and economic disruptions in the real estate-related sectors of the economy. Also included in the commercial real estate loan portfolio, representing 2.17% of the Company’s loan portfolio, is a group of predominately out-of-market purchased loan participations secured by church properties. The Company is vulnerable to economic or social events that could hurt the cash flows of the underlying church organizations.

•
Within the commercial loan portfolio the Company has a group of asset-based loans, some of which are outside of the Company’s banking markets, representing 3.77% of the Company’s loan portfolio. These loans are secured primarily by inventory and accounts receivable, are dependent on daily sales and accounts receivable collections, and require significant monitoring by the asset-based lending staff. Deterioration in economic conditions could significantly affect the collateral cash flows and result in impairments on these loans.

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

FIRST M&F CORPORATION AND SUBSIDIARY

The Company relies on the financial markets to provide needed capital.

•
The Company’s stock is listed and traded on the NASDAQ Global Select Market. The Company depends on the liquidity of the NASDAQ Global Select Market to raise equity capital. If the market should fail to operate, the Company may be severely constrained in raising capital.

•
Due to its recent net operating losses and concentrations in real estate-related assets, the Company may not be financially attractive to investors.  This could prevent the Company from being able to raise additional capital if needed.

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

•
In 2010 the Company redeemed its $30 million in preferred stock issued under the Capital Purchase Program (CPP) with $30 million in preferred stock issued under the CDCI program. Participation in this program constrains the Company’s ability to raise dividends and repurchase equity securities and also places certain constraints on executive compensation arrangements. The new funding, which carries a 2% dividend rate, takes the place of the CPP funding which provided assurance that the Company can maintain its minimum regulatory capital ratios in the face of possible future credit-related losses. The Company will have to repay these funds by raising capital within the next seven years to keep its dividend costs from increasing to 9% per annum.

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

FIRST M&F CORPORATION AND SUBSIDIARY

The Company incurred $38.353 million in Federal net operating losses (NOLs) and $34.371 million in Mississippi NOLs in 2009. Approximately $23.653 million of Federal and $15.366 million of Mississippi NOLs were carried back to 2007 and 2008. The Company incurred $4.321 million in Federal and $4.707 million in Mississippi NOLs in 2010.

•
The Company has 20 years to generate net taxable earnings sufficient to absorb the $19.021 million in Federal and $23.712 million in Mississippi NOLs remaining after the 2009 carrybacks and 2010 NOLs. If the Company cannot generate sufficient taxable earnings, then the NOLs will be lost.

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

•
On August 5, 2011, Standard & Poor's downgraded the United States long-term debt rating from its AAA rating to AA+. On August 8, 2011, Standard & Poor's downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. Although these downgrades did not have a significant effect on the Company's operations, any future additional downgrades could have a significant effect on the value of the Company's U.S. government-related investments and on lending and other programs that are dependent on the credit standing of the U.S. government.

UNRESOLVED STAFF COMMENTS

Not Applicable.

PROPERTIES

The Bank's legal headquarters is a 21,000 square foot, three story, brick building located at 134 West Washington Street. This building houses the primary administrative offices of the Bank and Company.

The Bank owns its main office building and 33 of its branch facilities and leases three of its locations. The Bank’s insurance agency subsidiary owns four of its locations and leases one. The Bank’s asset-based lending subsidiary leases one office.  The facilities occupied under lease agreements have terms which range from month to month to six years.

LEGAL PROCEEDINGS

The Company and its subsidiaries are defendants in various lawsuits arising out of the normal course of business. In the opinion of management, the ultimate resolution of these claims should not have a material adverse effect on the Company’s consolidated financial position or results of operations.

MINE SAFETY DISCLOSURES

Not Applicable.

FIRST M&F CORPORATION AND SUBSIDIARY

PART II

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

At December 31, 2011, there were 1,118 shareholders of record of the Company's common stock. On December 31, 2011, the Company's stock closed at $2.84 per share.

The following table summarizes the trading ranges and dividend payouts for the two years ended December 31, 2011:

	Quarterly Closing Common Stock Price Ranges and Dividends Paid - Common
	First	Second	Third	Fourth
2011:
High	$4.48	$4.34	$4.14	$3.00
Low	3.52	3.42	2.99	2.49
Close	4.08	3.78	3.16	2.84
Dividend	.01	.01	.01	.01	*

2010:
High	$3.50	$5.90	$4.50	$4.15
Low	2.16	3.00	2.95	3.42
Close	3.15	3.86	3.38	3.74
Dividend	.01	.01	.01	.01	*

The following table summarizes common stock and dividend performance ratios for the five years ended December 31, 2011:

	Common Stock and Dividend Performance
	2011	2010	2009	2008	2007
Price/earnings ratio	10.14x	2.25x	—	141.00x	9.88x
Price/book value ratio	0.28x	0.38x	0.26x	0.56x	1.02x
Book value/share	$10.05	$9.96	$8.36	$15.00	$15.45
Dividend payout ratio	14.29%	2.41%	—%	866.67%	32.50%
Historical dividend yield	1.07%	1.81%	1.89%	3.29%	2.65%

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

FIRST M&F CORPORATION AND SUBSIDIARY

The following table provides information regarding securities issued under our equity compensation plans that were in effect during 2011:

	Plan Name	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	1999 Stock Option Plan	15,800	$16.02	—
	2005 Equity Incentive Plan	17,800	10.53	613,434

Equity compensation plans not approved by security holders	None	—	—	—
Total		33,600	$13.11	613,434

In April 2005 the 2005 Equity Incentive Plan was approved by a shareholder vote and replaced the 1999 Stock Option Plan.

The maximum number of shares of common stock with respect to which awards may be granted to any participant under the plan shall be 200,000 shares per calendar year, including any awards granted which are subsequently canceled.

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

In 2011, under the 2005 Equity Incentive Plan, there were forfeitures of 11,000 shares and vestings of 6,000 shares of restricted stock. Also in 2011, under the 2005 Equity Incentive Plan, the Company issued 3,000 shares of stock options to directors with a grant date strike price of $4.12, which was the grant date fair value of the underlying stock.

FIRST M&F CORPORATION AND SUBSIDIARY

Five Year Shareholder Return Comparison

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on the Company’s Common Stock against the cumulative total return of the NASDAQ Market US Index and the NASDAQ Bank Index which consists of the period of five (5) years beginning in 2006.

	12/06	12/07	12/08	12/09	12/10	12/11
First M&F Corporation	100.00	83.07	46.65	12.60	21.56	16.57
NASDAQ Composite	100.00	110.26	65.65	95.19	112.10	110.81
NASDAQ Bank	100.00	76.94	64.14	53.93	61.47	54.83

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

FIRST M&F CORPORATION AND SUBSIDIARY

SELECTED FINANCIAL DATA

(Thousands, except per share data)	2011	2010	2009	2008	2007
EARNINGS

Interest income	$68,715	$71,692	$78,833	$93,288	$101,916
Interest expense	16,851	23,891	31,239	41,292	47,876
Net interest income	51,864	47,801	47,594	51,996	54,040
Provision for loan losses	9,720	9,220	49,601	19,734	2,520
Noninterest income	21,574	20,521	19,970	21,131	21,320
Noninterest expense	58,334	54,490	95,872	54,284	51,373
Income taxes	1,011	602	(18,104)	(1,436)	6,976
Noncontrolling interests	—	(1)	(6)	19	33
Net income (loss)	$4,373	$4,011	$(59,799)	$526	$14,458
Net interest income, taxable equivalent	$52,765	$48,921	$49,076	$53,469	$55,277
Cash dividends paid on common stock	$368	$366	$1,466	$4,772	$4,772
Dividends paid and accretion on preferred stock	$1,774	$1,692	$1,464	$—	$—

PER COMMON SHARE

Net income (loss) – basic	$0.28	$1.66	$(6.69)	$0.06	$1.58
Cash dividends paid – common	.04	.04	.16	.52	.52
Book value – common	10.05	9.96	8.36	15.00	15.45
Closing stock price – common	2.84	3.74	2.21	8.46	15.80

SELECTED AVERAGE BALANCES

Assets	$1,594,284	$1,590,942	$1,645,160	$1,621,703	$1,573,630
Earning assets, amortized cost	1,435,537	1,426,812	1,490,413	1,455,836	1,407,559
Loans held for investment	1,032,137	1,045,467	1,122,307	1,200,628	1,148,275
Investments, amortized cost	298,836	277,393	290,963	232,274	243,042
Total deposits	1,389,284	1,353,643	1,321,470	1,270,547	1,208,007
Equity	109,370	107,166	139,156	142,024	134,102

SELECTED YEAR-END BALANCES

Assets	$1,568,651	$1,603,964	$1,662,967	$1,596,865	$1,653,751
Earning assets, carrying value	1,407,578	1,440,420	1,507,966	1,427,344	1,467,624
Loans held for investment	996,340	1,060,146	1,058,340	1,176,595	1,219,435
Investments, carrying value	320,774	276,929	284,550	227,145	237,138
Total deposits	1,371,463	1,375,412	1,388,263	1,261,386	1,262,455
Equity	109,596	107,065	104,630	135,968	140,098

SELECTED RATIOS

Return on average assets	0.27%	0.25%	(3.63)%	0.03%	0.92%
Return on average equity	4.00	3.74	(42.97)	0.37	10.78
Average equity to average assets	6.86	6.74	8.46	8.76	8.52
Dividend payout ratio	14.29	2.41	—	866.67	32.50
Price to earnings	10.14x	2.25x	—	141.00x	9.88x
Price to book	0.28x	0.38x	0.26x	0.56x	1.02x

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

SUMMARY

The net income for 2011 was $4.373 million, or $.28 basic and diluted earnings per share as compared to net income of $4.011 million, or $1.66 basic and diluted earnings per share in 2010 and a net loss of $59.799 million, or $6.69 basic and diluted loss per share in 2009. The major factors contributing to the increase in 2011 were (1) an increase of $3.563 million in net interest income after provision for loan loss, (2) net gains of approximately $534 thousand on closings and disposals of branch properties and (3) an increase of $4.405 million in foreclosed property expenses. The major factors contributing to the earnings increase in 2010 were (1) a decrease of $40.381 million in loan loss accruals in 2010, (2) an increase in net gains on sales of investment securities of $1.799 million (3) a decrease of $41.382 million in noninterest expenses as compared to 2009 as a result of goodwill impairment charges of $32.572 million in 2009 and additional intangible asset impairment charges of $1.248 million during 2009 and (4) a decrease of $4.337 million in foreclosed property expenses.

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

In December 2011 the Company closed five individual branches in Ridgeland, Jackson, Tupelo and Oxford, Mississippi and in Wilsonville, Alabama and consolidated their operations with other branches in those general markets. The Company also sold the branch properties of the Ridgeland, Tupelo and Oxford branches for a net gain of $534 thousand. The Wilsonville, Alabama property was transferred into other real estate at a value of $98 thousand with no impairment charge required. The Jackson office is subject to a lease that expires in April 2013. The Company incurred a $67 thousand exit cost in 2011 for the lease. Since the Company did not fully exit any markets, no discontinued operations were reported.

In January 2010, the Company closed individual branches in the Memphis and Germantown, Tennessee and Birmingham, Alabama markets and consolidated their operations into the remaining branches in each market.

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

Total assets decreased by 2.20% in 2011, ending the year at $1.569 billion. Total assets decreased by 3.55% in 2010, ending the year at $1.604 billion. The compounded annual growth rate for total assets for the last five (5) years was 0.37%, while the compounded growth rate for deposits was 2.95%.

FIRST M&F CORPORATION AND SUBSIDIARY

RESULTS OF OPERATIONS

The following table shows performance ratios for the last three years:

	2011	2010	2009
Net interest margin	3.68%	3.43%	3.29%
Efficiency ratio	78.47	78.47	89.87
Return on assets	0.27	0.25	(3.63)
Return on equity	4.00	3.74	(42.97)
Noninterest income to avg. assets	1.35	1.29	1.21
Noninterest income to revenues (1)	29.02	29.55	28.92
Noninterest expense to avg. assets	3.66	3.43	5.83
Salaries and benefits to total noninterest expense	48.80	50.11	29.53
Nonaccrual loans to loans	1.68	3.11	4.17
90 day past due loans to loans	0.06	0.09	0.23
Net charge-offs as a percent of average loans	1.05	1.65	4.50

(1)	Revenues equal tax-equivalent net interest income before loan loss expense, plus noninterest income.

The following table shows revenue related performance statistics for the last three years:

(Dollars in thousands)	2011	2010	2009
Mortgage originations	$92,009	$80,139	$97,741
Treasury and electronic banking services revenues	98	100	119
Trust and retail investment revenues	584	526	489
Revenues per FTE employee	150	140	131
Agency commissions per agency FTE employee (2)	93	99	99
(2)  Agency commissions are property, casualty, life and health commissions produced by the insurance agency personnel.

Net Interest Income

Net interest income before loan loss expenses for 2011 was $51.864 million as compared to $47.801 million for 2010. For 2011 compared to 2010: earning asset yields decreased by 25 basis points, liability costs decreased by 57 basis points, the net interest spread increased by 31 basis points and the net interest margin increased by 25 basis points.

Net interest income before loan loss expenses for 2010 was $47.801 million as compared to $47.594 million for 2009. For 2010 compared to 2009: earning asset yields decreased by 29 basis points, liability costs decreased by 48 basis points, the net interest spread increased by 20 basis points and the net interest margin increased by 14 basis points.

Balance sheet dynamics affecting the comparative net interest margins for 2011 compared to 2010 include (1) a decrease of 1.28% in average loans held for investment, (2) a decrease in average loans as a percentage of earning assets from 73.27% in 2010 to 71.90% in 2011, (3) a decrease in average certificates of deposits of 10.11%, (4) a decrease in average other borrowings of 24.67% and (5) a decrease in average noninterest-bearing deposits as a percentage of total assets from 13.96% in 2010 to 13.82% in 2011.

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

Yield and cost dynamics affecting the comparative net interest margins for 2011 compared to 2010 include (1) a decrease of 11 basis points in yields on loans held for investment and for sale, (2) a decrease of 48 basis points in investment and short-term funds yields, (3) a decrease of 50 basis points in costs of deposits and (4) a decrease of 37 basis points in costs of borrowings.

Yield and cost dynamics affecting the comparative net interest margins for 2010 compared to 2009 include (1) a decrease of 1 basis point in yields on loans held for investment and for sale, (2) a decrease of 86 basis points in investment and short-term funds yields, (3) a decrease of 44 basis points in costs of deposits and (4) a decrease of 9 basis points in costs of borrowings.

FIRST M&F CORPORATION AND SUBSIDIARY

Interest income decreased from 2010 to 2011 as the decrease in earning asset yields out-weighed the increase in average earning assets. The mix of earning assets continued to move more heavily toward investments and other liquid assets as the loan portfolio continued its decreasing trend from 2010. The driving force behind the improvement in net interest margin and net interest income during 2011 was the continued decrease in the cost of deposits, a trend that was carried over from 2010. Deposit costs decreased from 1.66% in 2010 to 1.16% in 2011. Another factor in the improved net interest income in 2011 was the decrease in the cost of other borrowings from 4.91% in 2010 to 4.31% in 2011. The overall borrowing cost decrease resulted primarily from the transition of the Company's subordinated debentures from a fixed rate of 6.44% to a floating rate of three-month LIBOR plus 1.33% beginning in March 2011. Additionally, the Company entered into an interest rate swap in March 2011 to effectively fix the cost of the debentures at 3.795%. The dynamic of liability costs falling faster than earning asset yields resulted in higher net interest income and an improved net interest margin of 3.68% for 2011 over 3.43% for 2010. Market interest rates declined throughout 2011 as three-month Treasury rates fell to .01% in December 2011 from .14% in December 2010. Ten-year Treasury rates fell to 1.98% in December 2011 from 3.29% in December 2010 while AAA corporate bond rates also fell by over 100 basis points during 2011. Given the anticipated slow pace of economic recovery, management does not expect any significant change in market rates during 2012.

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

Management expects loan demand to remain modest in 2012. Therefore, four challenges for 2012 will be to (1) manage the earning asset mix by utilizing loan purchase opportunities and SBA lending programs to improve overall asset yields, (2) improve interest income quality by continuing to move non-performing assets off of the balance sheet and redeploy funds into earning assets (3) take advantage of opportunities to decrease deposit costs or to leverage new deposit relationships with sales of related fee-based services and (4) manage the funding mix to emphasize checking accounts and interest-bearing deposits and further reduce dependence on borrowed funds.

Provision for Loan Losses

The accrual for the provision for loan losses for 2011 was $9.720 million as compared to $9.220 million for 2010 and $49.601 million for 2009. Net charge-offs were $10.792 million for 2011 as compared to $17.209 million for 2010 and $50.505 million for 2009. The decreasing trend in net charge-offs is indicative of the slow but steady progress made in updating collateral valuations and working out problem loans after the initial write-downs stemming from the real estate downturn of 2008.

The percentage of allowance for loan loss to total loans held for investment was 1.50% at December 31, 2011, 1.51% at December 31, 2010, and 2.27% at December 31, 2009.

The Credit Risk Management section of this discussion provides further details on the allowance provisioning process.

Noninterest Income

Deposit account revenues have declined over the last three years as service charge and overdraft charge revenues have declined. Overdraft revenues tend to be sensitive to economic conditions. The overdraft revenue decreases have been influenced by a decrease in spending by customers as the economy softened beginning in 2008 and into 2009 and through 2011. Numbers of items charged decreased by 12.80% in 2011 and decreased by 12.79% in 2010.

The following table summarizes the different categories that make up total service charges on deposit accounts:

(Dollars in thousands)	2011	2010	2009
Service charge revenues	$1,209	$1,282	$1,368
Debit/ATM card revenues	3,247	2,755	2,518
Overdraft fee revenues	5,837	6,184	7,090
Service charges on deposit accounts	$10,293	$10,221	$10,976

FIRST M&F CORPORATION AND SUBSIDIARY

Overdraft fees are per item charges applied to each check paid on an overdrawn account or returned. The per item fee is determined by the Company’s pricing committee and is based primarily on competitive market prices as well as on costs associated with processing the items. The majority of the volumes of overdraft items processed comes from customers in the Company’s overdraft protection program which grants overdraft limits to customers, generally allows account activity up to the overdraft limit balance, and requires that accounts have positive balances at some point within a thirty day period. Overdraft limits, which are equivalent to credit limits, were increased for accounts in the overdraft protection program during 2007. This policy change influenced the increased volume that was experienced during 2008. Overdrafts are considered loans for accounting purposes and therefore are subject to the Company’s loan accounting policies concerning the charging off of accounts to the allowance for loan losses. Interest charged on overdrawn balances, based on the Federal discount rate, is recorded as interest on loans. The overdraft protection program is designed to help customers with their cash flow needs and is not extended to individuals who are poor credit risks.

The Federal Reserve issued a regulatory change, effective July 1, 2010, prohibiting banks from charging fees for paying overdrafts on automated teller machine and one-time debit card transactions unless the customer consents, or opts in, to the overdraft service for those types of transactions. During 2010, approximately 49% of the customers affected by the regulatory change opted in to the fee-paid overdraft protection. At the end of 2010 management estimated the impact of revenues lost due to customers who incurred multiple overdrafts prior to the effect of the regulatory change but did not opt in to having overdraft items paid for a fee to be a decrease of $150 thousand to $200 thousand in annual overdraft revenues. These expected revenue losses as well as competitor pricing prompted an increase in the overdraft per item fee by $6 in August 2011.

Debit card activity has experienced 7.91% compounded annual growth over the last three years. Many of the Company’s deposit products encourage the use of debit cards, online banking and image checking account statements. The recently enacted Dodd-Frank Act includes measures that would allow the Federal Reserve to define limits on large banks for interchange fees that may be charged on debit cards. The Federal Reserve issued a final rule on June 29, 2011, setting the fee cap at $.21 per transaction plus 5 basis points multiplied by the value of the transaction, with an additional potential fee of $.01 per transaction as a fraud-prevention reimbursement. The final rule went into effect on October 1, 2011. Although the regulation is aimed at banks with $10 billion in total assets and greater, management believes that the reduced interchange fees could possibly result in banks with less than $10 billion in total assets receiving less business activity on their cards, which would charge higher fees to the merchants. Management estimates, but does not necessarily expect, that the Dodd-Frank legislation would reduce debit card revenues by as much as $800 thousand annually going forward if small banks were forced to reduce interchange fees to remain competitive or were to lose business because of the disparity in pricing between banks over and under $10 billion in asset size.

Management believes that overdraft fee revenues will continue to be the largest component of deposit revenues for the foreseeable future, while debit card revenues should continue to grow. Overdraft fee revenues should remain a dependable source of revenues in 2012 if the economy strengthens and personal spending increases.

Mortgage banking income increased by 15.18% from 2010 to 2011 after decreasing by 13.27% from 2009 to 2010. Origination volumes were evenly balanced between refinancing and purchase mortgages. Mortgage rates on conventional 30-year mortgages fell by 91 basis points in 2011 after declining by 28 basis points in 2010. During 2011 the Company began originating mortgages through mortgage brokers in Alabama. Originations of $18.773 million were produced through broker-referred (wholesale) mortgages while traditional retail originations were $73.236 million. Mortgage revenues include $1.741 million in retail revenues and $80 thousand in wholesale revenues. Interest on loans held for sale includes $208 thousand in interest on retail mortgages and $67 thousand in interest on wholesale mortgages. Other noninterest expense includes $232 thousand in broker fees and pricing discounts paid to originate wholesale mortgages.

Origination volumes slowed to $80.139 million in 2010 from $97.741 million in 2009, with 59.33% being for refinancing purposes, as the refinancing cycle played out. Mortgage rates remained around 5.00% during the first quarter of 2010 and then fell for the remainder of the year, hitting a low of 4.17% in November. Turnover in the mortgage management personnel and originator staff during the summer and fall months of the year also hurt 2010 origination volumes. A more liquid secondary mortgage market emerged in 2010 as mortgage investors became more competitive in their pricing for mortgage purchases. This improved pricing helped mortgage revenues during the latter half of 2010.

The Company expects mortgage revenues to move inversely with the trend in mortgage rates and to move directly with improvements in the unemployment rate and the general economy.

Agency commissions have declined for three consecutive years as certain annuity products and title insurance lines have been discontinued and the traditional property, casualty, life and health lines (traditional agency lines) have experienced decreased pricing margins and lower demand. Average revenues per employee in the traditional agency lines have decreased from $102.583 thousand per employee in 2008 to $92.543 thousand per employee in 2011 while average salary and commission costs have decreased from $49.077 thousand per employee in 2008 to $46.760 thousand per employee in 2011. The soft economy has hurt demand for insurance products and more intense competition has reduced profit margins for property and casualty products.

FIRST M&F CORPORATION AND SUBSIDIARY

The Company sold $44.924 million of mortgage-backed securities for net gains of $2.037 million in 2011. Additionally, the Company had sales of $26.773 million and calls of $36.316 million of U.S. government-sponsored entity securities for net gains of $614 thousand. The proceeds from the sales were primarily reinvested in mortgage-backed securities with approximately $10 million being reinvested in municipal securities. The Company sold $23.266 million of U.S. government-sponsored entity securities, $31.035 million of mortgage-backed securities and $7.199 million of municipal bonds for gains of approximately $2.302 million during 2010. The proceeds from the sale of the mortgage-backed securities, coupled with payments received from mortgage-backed securities, were redeployed back into the mortgage-backed portfolio. The proceeds from sales and maturities of municipal bonds and calls of U.S. government sponsored entity bonds were reinvested into securities of U.S. government sponsored entities, most of which had three to five year maturities. The sales were made to generate taxable gains on securities and to provide liquidity for loan participation purchases.

The Company owns certain beneficial interests in collateralized debt obligations that own bank trust preferred securities. Three of the beneficial interests, Trapeza I, Trapeza II, and Trapeza V deferred their interest payments and were placed in nonaccrual status during 2009. The MM Community Funding IX interest was placed in nonaccrual status in 2009 and began deferring payments in 2011. All of the beneficial interests failed impairment tests in 2009, with four failing additional impairment tests in 2010. The Trapeza V, Tpref Funding II and MM Community Funding IX interests failed impairment tests during 2011. The total amount of interest that would have been earned by the four securities that were in nonaccrual status was $86 thousand during 2011, $70 thousand during 2010 and $74 thousand during 2009.

These beneficial interests are secured and funded by trust preferred securities issued by commercial and savings banks. The significant problems that occurred in the housing market and the related mortgage market beginning in 2008 resulted in widespread losses for financial institutions that had exposure to those markets. Many of those financial institutions had issued trust preferred securities that had been purchased and securitized by the trusts that issued the beneficial interests that the Company had invested in. Certain of these financial institutions began to default on their trust preferred securities during 2009, resulting in deficiencies in the collateral securing and funding the beneficial interests. The Company’s holdings are at risk if enough of the trust preferred securities default so that the beneficial interests senior to and equal to the Company’s owned beneficial interests cannot be fully paid. Impairment tests of these beneficial interests are performed each quarter to determine if losses are expected due to cash flow deficiencies. This is primarily done by projecting cash flows to be received on the Company’s interests owned after determining the effect of expected collateral defaults on the payments made by the interests senior to and equal to the Company’s interests owned. If the cash flows expected to be received by the Company are less than the original contractual cash flows, then an other-than-temporary credit-related impairment, which is charged against current earnings, is assumed. The remaining difference between the fair value of the beneficial interest and its book value is charged against other comprehensive income.

The following table shows the other-than-temporary charges that the Company incurred during 2011.

(Dollars in thousands)	Other-Than-Temporary Impairment Charged Against Earnings				Other-Than-Temporary Impairment Charged To (Reclassified From) Other Comprehensive Income
Name of Issuer	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Trapeza I 2002-1A	$—	$—	$—	$—	$—	$—	$—	$—
Trapeza II 2003-2A	—	—	—	—	—	—	—	—
Tpref Funding II	69	—	5	50	(72)	—	1	(49)
Trapeza V 2003-5A	224	—	—	—	35	—	—	—
MM Community Funding IX	3	85	195	—	(18)	(87)	(73)	—
Total	$296	$85	$200	$50	$(55)	$(87)	$(72)	$(49)

The following table shows the other-than-temporary charges that the Company incurred during 2010.

(Dollars in thousands)	Other-Than-Temporary Impairment Charged Against Earnings				Other-Than-Temporary Impairment Charged To (Reclassified From) Other Comprehensive Income
Name of Issuer	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Trapeza I 2002-1A	$101	$—	$—	$—	$156	$—	$—	$—
Trapeza II 2003-2A	—	53	8	—	—	(14)	39	—
Tpref Funding II	—	50	—	—	—	(17)	—	—
MM Community Funding IX	101	61	29	—	(86)	(36)	(10)	—
Total	$202	$164	$37	$—	$70	$(67)	$29	$—

FIRST M&F CORPORATION AND SUBSIDIARY

The following table shows the other-than-temporary charges that the Company incurred during 2009.

(Dollars in thousands)	Other-Than-Temporary Impairment Charged Against Earnings				Other-Than-Temporary Impairment Charged To Other Comprehensive Income
Name of Issuer	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Trapeza I 2002-1A	$—	$175	$—	$—	$—	$218	$—	$—
Trapeza II 2003-2A	—	—	—	200	—	—	—	769
Tpref Funding II	—	—	—	113	—	—	—	632
Trapeza V 2003-5A	—	—	167	—	—	—	501	—
MM Community Funding IX	—	—	70	104	—	—	489	89
Total	$—	$175	$237	$417	$—	$218	$990	$1,490

The following table summarizes certain financial information about the trust preferred security-backed CDOs at the end of 2011 and 2010.

As of December 31, 2011
(Dollars in thousands)
Name of Issuer	Class	Book Value	Fair Value	UnrealizedLoss	Moody's Credit Rating	Number of Banks in Issuance	Deferrals and Defaults as a Percent of Collateral	Excess Subordination
Trapeza I 2002-1A	C1	$474	$91	$383	C	22	43.33%	0.00%
Trapeza II 2003-2A	C1	989	273	716	Ca	36	30.41	0.00
Tpref Funding II	B	713	220	493	Caa3	34	38.81	0.00
Trapeza V 2003-5A	C1	609	115	494	Ca	42	35.45	0.00
MM Community Funding IX	B1	352	120	232	Caa3	31	50.68	0.00
		$3,137	$819	$2,318

As of December 31, 2010
(Dollars in thousands)
Name of Issuer	Class	Book Value	Fair Value	UnrealizedLoss	Moody's Credit Rating	Number of Banks in Issuance	Deferrals and Defaults as a Percent of Collateral	Excess Subordination
Trapeza I 2002-1A	C1	$474	$112	$362	C	25	43.09%	0.00%
Trapeza II 2003-2A	C1	989	246	743	Ca	37	37.04	0.00
Tpref Funding II	B	837	235	602	Caa3	34	36.21	0.00
Trapeza V 2003-5A	C1	833	129	704	Ca	43	29.30	0.00
MM Community Funding IX	B1	635	212	423	Caa3	33	42.95	0.00
		$3,768	$934	$2,834

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

FIRST M&F CORPORATION AND SUBSIDIARY

Significant components of other income for 2009 through 2011 are contained in the following table:

(Dollars in thousands)	2011	2010	2009
Agency profit-sharing revenues	$257	$234	$433
Loan fees	384	387	399
Gains on student loan sales	—	176	133
Loss on bankers bank stock	—	—	(78)
All other income	1,823	1,068	1,525
Other income	$2,464	$1,865	$2,412

Agency profit-sharing revenues are profit sharing distributions received by M&F Insurance Group, Inc. from its underwriting companies generally based on the amount of business written during the previous year, adjusted for claims incurred. Loan fees include fees other than origination fees, primarily monthly collateral monitoring fees related to asset-based lending arrangements and fees charged for issuing letters of credit. All other income for 2011 includes $534 thousand in net gains on disposals of four branch properties in the Jackson, Oxford, Ridgeland and Tupelo, Mississippi markets and one branch property in Wilsonville, Alabama.

The Company has a strategy to increase noninterest revenues as a proportion of total revenues over time. Noninterest revenues as a percentage of total revenues increased from 28.92% for 2009 to 29.55% for 2010 and decreased to 29.02% for 2011. Another metric that the Company monitors is revenues per full-time employee, which were approximately $150 thousand for 2011 as compared to $140 thousand for 2010 and $131 thousand for 2009. Management's focus is to improve revenues generated per employee while maintaining stability in revenue growth by increasing the mix of noninterest revenues to total revenues.

Noninterest Expense

The increase in salaries and employee benefits for 2011 included $551 thousand in increased salary expenses, $158 thousand in increased severance pay, $232 thousand in increased health care costs and $126 thousand in increased retirement plan costs. The increase in salary expense was due primarily to general raises that were re-instituted during the fourth quarter of 2010 and implemented piecemeal through April 2011 after the elimination of raises for 2009 and 2010.

The decrease in salaries and employee benefits for 2010 was due to the closure of four branches during the fourth quarter of 2009 and three branches during the first quarter of 2010. The 3 branch closures in 2010 were done without exiting any markets. For 2010 compared to 2009, salaries were down by $897 thousand, health plan costs were up by $70 thousand, 401k savings plan costs were down by $69 thousand and pension expenses were down by $85 thousand. During 2009 the Company closed 5 branches without exiting any markets.

The branch closures and related employee severance activities resulted in a decrease in average full-time equivalent employees from 528 in 2009 to 497 in 2010 and 496 in 2011. The number of full-time equivalent employees was 460 at the end of 2011, 499 at the end of 2010 and 512 at the end of 2009.

The Company initiated a restructuring project during the third quarter of 2011 which called for the closure of five branches, the sale of up to two branches and a reduction in staffing of approximately 55 positions. Five branches were closed in Jackson, Oxford, Ridgeland and Tupelo, Mississippi and in Wilsonville, Alabama with their operations being consolidated into other branches in those markets. A sale of the Niceville, Florida branch operation is pending and expected to occur in 2012. Substantially all of the staffing reductions occurred during the third and fourth quarters of 2011 with severance costs of $238 thousand being incurred.

Health care related costs increased by 12.71% in 2011, increased by 3.99% in 2010 and decreased by 19.53% in 2009. Health care costs rise and fall primarily due to claims experience and secondarily by the number of covered employees.

Prior to 2009 the Company matched 75% of participating employees' first 6% of contributions to the Company's 401(k) plan for all employees with three years or more of credited service and 60% of participating employees' first 6% of contributions for all employees with less than three years of credited service. Beginning in 2009, the Company cut the matching percentages in half to 37.5% and 30% respectively. The cost of the Company's matching contributions decreased from $712 thousand in 2008 to $385 thousand in 2009. The Company restored the original 75% and 60% matching contributions in September 2011. Management expects that the change in matching contribution levels will increase benefit plan expenses for 2012 by a range of $250 thousand to $300 thousand.

Occupancy expenses were unchanged from 2010 to 2011 with increased rental expenses being offset by decreased depreciation, property taxes and other property-related expenses. Occupancy expense decreased by 14.67% during 2010 due primarily to the closing of three branches, two of which were leased. Occupancy expense increased by 9.59% during 2009 due primarily to additional depreciation amounts related to the abandonment of leasehold improvements.

FIRST M&F CORPORATION AND SUBSIDIARY

Foreclosed property losses and expenses increased by $4.405 million in 2011 over 2010 and decreased by $4.337 million in 2010 from 2009. Other real estate increased from $23.578 million at the end of 2009 to $31.125 million at the end of 2010 and $36.952 million at the end of 2011. The Company became aggressive in writing down foreclosed properties in 2009. These actions resulted in some gains being taken on property sales in 2010 as conditions improved.Volumes of other real estate sales have decreased over the last three years as properties with buildings have drawn buyer interest. Vacant and undeveloped properties have been more difficult to sell, generating little investor interest. Management expects the working out of the bulk of the foreclosed property portfolio to occur over the next three to five years.

The components of foreclosed property expenses for the last three years are contained in the following table:

(Dollars in thousands)	2011	2010	2009
Losses (gains) on sales of other real estate	$781	$(749)	$1,677
Write-downs of other real estate	5,093	2,323	4,101
Other real estate expenses	1,816	1,686	1,543
Rental income on other real estate properties	(339)	(314)	(38)
Total foreclosed property expenses	$7,351	$2,946	$7,283

FDIC insurance assessment expenses decreased by 25.61% in 2011 from 2010 due to the change in assessment bases and assessment rates prescribed by the Dodd-Frank Act. The FDIC, as required by the Dodd-Frank Act, redefined the deposit assessment insurance base effective April 1, 2011. The new assessment base is generally defined as average consolidated assets minus average tangible equity (generally defined as average tier 1 capital) subject to adjustments for unsecured debt and brokered deposits. The new base assessment rate applicable to the adjusted asset base is generally 14 basis points annually for the Company. The previous base assessment rate applicable to the adjusted deposit base was generally 22 basis points annually for the Company. FDIC insurance assessments stabilized in 2010 after increasing significantly in 2009 over 2008 as (1) assessment rates for the first quarter of 2009 were increased by 7 basis points by the FDIC over the 2008 assessment rates, (2) credits used to reduce assessments paid were fully used up in 2008, (3) amounts paid due to the special assessment for insured deposits in excess of $250,000 in the Temporary Liquidity Guarantee Program and (4) a special banking industry assessment of 5 basis points on total bank assets less Tier 1 risk-based capital accrued during the second quarter of 2009. The special assessment accrued during the second quarter of 2009 was $749 thousand. During the third quarter of 2009 the base assessment rate for the Company increased from 14 basis points to 22 basis points based on a change in the classification of the Company into a lower performance category.  The Company remained in the lower classification category throughout 2010. The Company participated in the Temporary Liquidity Guarantee Program during 2009 and 2010 to insure noninterest-bearing deposits in excess of $250,000. Expenses for these assessments were $33.168 thousand in 2009 and $113.489 thousand in 2010. The Dodd-Frank Act effectively eliminated these provisions in the Temporary Liquidity Guarantee Program, which expired as of December 31, 2010, by legislating that all noninterest-bearing deposits in excess of $250,000 be covered by FDIC insurance through December 31, 2012.

FIRST M&F CORPORATION AND SUBSIDIARY

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

FIRST M&F CORPORATION AND SUBSIDIARY

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

Intangible asset impairments

The Company acquired a Florida banking charter acquired in November, 2006. The charter was recognized as an indefinite lived intangible asset. The significant slowdown in the economy, especially in areas with historically heavy construction activity, throughout 2008 and into 2009 affected the Company’s ability to grow its business in the Florida panhandle. As Florida markets became less attractive due to their exposure to the slowdown in housing and deteriorating conditions in the construction market, the Company observed fewer entities desiring to enter most Florida markets. When management decided to test the goodwill asset in March 2009, it decided to evaluate the banking charter and the insurance agency customer lists and noncompete agreements. Management determined that the Florida banking charter was fully impaired. Therefore, the Company charged $1.025 million to intangible asset amortization to write off the banking charter.

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

FIRST M&F CORPORATION AND SUBSIDIARY

Income Taxes

The average tax rate was 18.78% for 2011 as compared to 13.05% for 2010. The low average rate resulted from low pre-tax earnings that included $1.437 million in net tax-exempt interest, $638 thousand in non-taxable insurance income and low income housing tax credits of $248 thousand. The $1.011 million in income tax expenses for 2011 included $1.007 million in deferred tax expenses and $4 thousand in current tax expenses. At December 31, 2011 the Company had a current tax receivable of $175 thousand and a deferred tax asset of $14.115 million. The Company incurred net operating losses in 2009 which it carried back to its 2006 through 2008 tax years, generating refunds of $7.738 million in Federal taxes and $768 thousand in Mississippi taxes in 2010. The Company incurred additional net operating losses (NOLs) in 2010, resulting in accumulated Federal NOLs of $19.021 million and Mississippi NOLs of $23.712 million. The Company estimates that it generated approximately $6 million in Federal net taxable earnings and $5.5 million in Mississippi net taxable earnings during 2011. Management expects that the remaining net operating losses will be realized through carry-forwards in the foreseeable future. The net operating loss carryforwards represent deferred taxes of approximately $5.6 million. Management has reviewed its deferred tax assets and determined that it is more likely than not that the deferred tax assets will be realized in the foreseeable future and therefore no valuation allowance has been accrued. The Company expects to utilize the tax benefits implicit in the deferred tax asset in the foreseeable future when (1) current tax benefits increase as losses are realized through loan charge-offs and collateral foreclosures and dispositions and (2) future earnings become sufficient to absorb the deductions.

The Company had no material recognized uncertain tax positions as of December 31, 2010 or 2011 and therefore did not have any tax accruals during 2010 or 2011 related to uncertain positions.

FIRST M&F CORPORATION AND SUBSIDIARY

Quarterly Financial Trends (Unaudited)

The following table summarizes components of the Company’s statements of operations by quarter for 2011 and 2010:

	2011
(Dollars in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$17,569	$17,602	$17,239	$16,305
Interest expense	4,844	4,331	4,014	3,662
Net interest income	12,725	13,271	13,225	12,643
Provision for loan losses	2,580	2,280	2,580	2,280
Noninterest income	5,731	4,712	5,219	5,912
Noninterest expense	14,811	14,303	14,143	15,077
Net income before taxes	1,065	1,400	1,721	1,198
Income taxes	115	294	391	211
Noncontrolling interest	—	—	—	—
Net income	$950	$1,106	$1,330	$987

Net income allocated to common shareholders	$515	$661	$878	$530

Per common share:
Net income - basic	$.06	$.07	$.10	$.05
Net income - diluted	$.06	$.07	$.10	$.05
Cash dividends	$.01	$.01	$.01	$.01

	2010
(Dollars in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$18,012	$18,222	$17,855	$17,603
Interest expense	6,771	6,324	5,561	5,235
Net interest income	11,241	11,898	12,294	12,368
Provision for loan losses	2,280	2,380	2,280	2,280
Noninterest income	5,603	5,216	4,746	4,956
Noninterest expense	13,409	13,342	13,111	14,628
Net income before taxes	1,155	1,392	1,649	416
Income taxes	301	120	407	(226)
Noncontrolling interest	1	—	(3)	1
Net income	$853	$1,272	$1,245	$641

Net income allocated to common shareholders	$413	$826	$13,565	$267

Per common share:
Net income - basic	$.05	$.09	$1.49	$.03
Net income - diluted	$.05	$.09	$1.49	$.03
Cash dividends	$.01	$.01	$.01	$.01

Fourth Quarter Earnings

Net income before taxes for the fourth quarter of 2011 was down by $523 thousand from the third quarter. Net interest income before loan loss provision decreased by $582 thousand from the third quarter primarily due to a faster decrease in earning asset yields than the decrease in interest bearing liabilities. The acceleration in asset yield declines was prompted by the continued decrease in the loan portfolio and the reinvestment of proceeds from securities sales into lower yielding instruments. Noninterest income increased quarter-over-quarter due primarily to the $534 thousand in net gains taken on sales of branch properties. Noninterest expenses were up due to an increase in foreclosed property write-downs by $646 thousand, an increase of $140 thousand in legal expenses and an increase in mortgage processing expenses of $257 thousand. Approximately 70% of the $558 thousand decrease in salaries and employee benefits was due to the effect of the third and fourth quarter staffing reductions.

FIRST M&F CORPORATION AND SUBSIDIARY

FINANCIAL CONDITION

Earning Assets

The average earning asset mix for 2011 was 72.49% in loans, 20.82% in investments, and 6.69% in short-term funds. The average earning asset mix for 2010 was 73.79% in loans, 19.44% in investments, and 6.77% in short-term funds. The average earning asset mix for 2009 was 75.85% in loans, 19.52% in investments and 4.63% in short-term funds. Loans held for investment decreased by 6.02% in 2011 while deposits decreased by .29%. Loans held for investment increased by .17% in 2010 while deposits decreased by .93%. Loans held for investment decreased by 10.05% in 2009 while deposits decreased by 10.06%. The following table shows net changes in the major balance sheet categories for the year-to-date periods as of December 31, 2011 and 2010:

	Year to Date Net Change
(Dollars in thousands)	2011	2010
Cash and due from banks	$(5,123)	$2,653
Interest-bearing bank balances and Federal funds sold	(32,712)	(57,707)
Securities available for sale	43,845	(7,621)
Loans held for sale	19,831	(4,024)
Loans held for investment	(63,806)	1,806
Allowance for loan losses	1,072	7,989
Other real estate	5,827	7,547
Other assets	(4,247)	(9,647)
Total assets	$(35,313)	$(59,004)
Total deposits	(3,949)	(12,851)
Total borrowings	(36,498)	(47,255)
Other liabilities	2,603	(1,333)
Stockholders’ equity	2,531	2,435
Total liabilities and equity	$(35,313)	$(59,004)

Assets decreased by 2.20% from December 31, 2010 to December 31, 2011, and decreased by 3.55% from December 31, 2009 to December 31, 2010. Investments increased by 15.83% in 2011 after decreasing by 2.68% in 2010. The driving factor behind the decrease in total assets for 2011 was a decrease in short-term borrowings from customers in the form of repurchase agreements and a much smaller decrease in total deposits. These liability reductions were funded from cash and due from banks. As the loan portfolio continued its decrease through 2011, loan cash flows were primarily used to purchase investment securities and also to fund the growth in originations for mortgages held for sale. The mortgage activity was prompted by the low rate environment. The investment portfolio was grown from loan portfolio cash flows and was also restructured to take advantage of market gains. Approximately $62.543 million in U.S. government entity securities were purchased using proceeds from $36.316 million from called securities and the remainder from maturities, all in the same investment category. The mortgage-backed securities portfolio grew by $28.765 million as $135.180 million of securities were purchased using reinvested proceeds from $44.924 million of sold securities, $58.144 million from monthly payment activity and funds from loan pay-downs for the remainder. Included in the purchases were $63.999 million of collateralized mortgage obligations which have attractive payment structures and protections against interest rate risks. The Company began to move back into the municipal sector with $10.477 million in taxable municipal security purchases. The investment portfolio activity resulted in longer durations in U.S. government entity securities, shorter durations in mortgage-backed securities and longer durations in municipal securities. The Company changed its investment portfolio mix in 2010 in light of its net operating loss carry-forwards and the potential weakening of the municipal sector by disposing of $16.061 million of tax-exempt municipal bonds through sales, calls and maturities. Consequently, the portfolio of government-sponsored agency securities was increased by $3.406 million and the portfolio of mortgage-backed securities was increased by $7.392 million in 2010.

FIRST M&F CORPORATION AND SUBSIDIARY

The following table shows loans held for investment by type as of December 31, 2011, 2010 and 2009:

(Dollars in thousands)	December 31, 2011	December 31, 2010	December 31, 2009
Commercial real estate	$574,505	$646,731	$643,804
Residential real estate	186,815	195,184	195,361
Home equity lines	37,024	40,305	44,560
Commercial, financial and agricultural	117,790	105,094	102,092
Asset-based loans	37,540	28,132	27,479
Consumer	42,666	44,700	45,044
Total	$996,340	$1,060,146	$1,058,340

Mortgages held for sale	$26,073	$6,242	$3,118
Student loans held for sale	—	—	7,148

The diversification of the entire loan portfolio was a continuing effort in 2011 as management re-emphasized small business lending and agricultural lending, adding lenders with SBA and timberland expertise. A commercial products division was started during the third quarter of 2011 to acquire loan participations, build the asset-based lending portfolio and grow the commercial and industrial and commercial real estate loan portfolios.

Within the commercial real estate portfolio, construction loans declined by $19.768 million in 2011 after declining by $34.161 million in 2010. Other commercial real estate loans decreased by $52.458 million in 2011 primarily due to foreclosure activity and payment activity as demand remained weak and problem loans were worked out. Foreclosure activity represented $25.724 million of the decrease in construction and other real estate-secured loans in 2011 as compared to $28.273 million for 2010. A portfolio of acquired participations in loans secured by church properties declined by $15.446 million during 2011. One group of 8 loan participations with a total face value of $10.062 million and an average rate of 6.94%, secured by church properties in Florida, Georgia, Tennessee and Texas, were purchased in November of 2010 at face value. The second group of 20 loan participations with a total face value of $26.968 million and an average rate of 7.29%, secured by church properties in Florida, Georgia, Louisiana, North Carolina, Tennessee and Texas, were purchased in December of 2010 for $26.159 million to yield 9.04%.

Commercial, financial and agricultural loans grew by 12.08% during 2011, increased by 2.94% in 2010 and decreased by 7.47% in 2009. The growth for 2011 was driven by participations purchased during the fourth quarter. Agricultural loans increased due to the purchase of 19 participations in crop production loans from an agribusiness customer of the Company. The loans had a purchased face value of $10.154 million and were purchased at par value. They had outstanding balances of $8.919 million at the end of 2011. The commercial products division purchased participations in one commercial loan during the fourth quarter with a balance of $13.171 million and one commercial line of credit with a commitment of $1.829 million and an outstanding balance of $183 thousand. The loan and line were to a large technology company. SBA loans grew from $642 thousand at the end of 2010 to $3.044 million at the end of 2011 as the Company staffed for and focused resources on SBA opportunities. The asset-based lending operation portfolio in Memphis, M&F Business Credit, Inc. (MFBC), grew by 33.44% in 2011, grew by 2.38% in 2010 and grew by 3.85% in 2009. MFBC provides working capital lines of credit to companies that generally do not have the necessary capital base to support a traditional working capital line unless the line of credit is monitored on a daily or weekly basis. These companies would not qualify for a traditional bank line of credit and MFBC mitigates this risk through very tight monitoring of all accounts receivable and inventory (at least weekly), accounts payable and monthly reporting of financial statements. These loans are generally collateralized by inventory and accounts receivable and paid from the cash flows received from sales of inventory and collections of accounts receivable. The cash flows are managed through a lock box arrangement under the control of MFBC and collateral is monitored through daily, weekly or monthly procedures. The target market area for the asset-based lending operation is the southeastern U.S., but for the right opportunity, the group can service a loan anywhere in the U.S. The average balance per customer relationship was $1.976 million at the end of 2011.

Consumer loans grew steadily over the course of 2009 and leveled off in 2010. An automobile loan campaign in 2010 resulted in 3.03% growth in new and used car loan balances. Automobile loan balances decreased by $1.740 million in 2011 as no new campaigns were initiated.

The Company began the process of diversifying the product mix of the loan portfolio in 2009 by de-emphasizing commercial and residential construction loans. A renewed emphasis was made on small business, agricultural and consumer loans. A commercial products division was started in 2011 to acquire loan participations, build the asset-based lending portfolio, grow the commercial and industrial loan portfolio and begin the process of rebuilding the commercial real estate loan portfolio. Management expects that the loan portfolio's change in size over the next year will depend on the volume of real estate-related and other problem loans that are moved out of the portfolio as well as the pace of economic recovery as it relates to consumer, small business and agricultural loans.

FIRST M&F CORPORATION AND SUBSIDIARY

Liability Management

Deposits decreased by .29% during 2011 and decreased by .93% during 2010. The following table shows the breakdown by deposit category of core deposit and public funds deposit growth from December 31, 2010 to December 31, 2011:

	Core Customers Increase (Decrease)		Public Funds Increase (Decrease)		Total Deposits Increase (Decrease)
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest-bearing	$18,572	9.01%	$947	15.34%	$19,519	9.20%
NOW	4,117	1.87	21,930	15.25	26,047	7.15
MMDA	25,730	16.86	5,664	41.00	31,394	18.86
Savings	4,923	4.30	1	0.30	4,924	4.29
Customer CDs	(80,631)	(16.74)	(6,761)	(32.08)	(87,392)	(17.38)
Brokered CDs	1,386	14.75	173	3.08	1,559	10.39
Total	$(25,903)	(2.19)%	$21,954	11.51%	$(3,949)	(0.29)%

Noninterest-bearing core customer balances increased by $18.572 million in 2011 after decreasing by $5.677 million in 2010. Accounts with balances in excess of $250 thousand increased by $7.580 million in 2011 with the rest of the growth occurring across the deposit base. General decreases across the core customer noninterest-bearing account base were the cause of the 2010 decrease. Public funds noninterest-bearing balances decreased by $10.703 million in 2010 and subsequently increased by $947 thousand in 2011.

NOW account growth in 2011 was dominated by the public funds sector. Although public balances grew by 15.25% in 2011, the number of accounts grew by only 2.76%, indicating that the growth occurred primarily in established accounts. Balances in public funds NOW accounts, which tend to be difficult to predict, also increased from the end of 2009 to the end of 2010. The interest-bearing Summit Checking account, although showing no growth in balances in 2011, was the sales leader for deposit products in 2010. The number of Summit accounts grew in 2011 by 7.24%. The Summit Checking account was introduced during the fourth quarter of 2007. This account is designed to pay a premium deposit rate if the customer meets certain criteria related to electronic banking and debit card transaction activity. Summit accounts, which are classified as NOW accounts, increased by $16.992 million during 2010 while other core customer NOW account balances decreased across the customer base in 2010. The number of Summit Checking accounts grew by 12.64% in 2010 to approximately 11 thousand.

Similar to the activity in noninterest-bearing account balances, core money market balances showed 16.86% growth over 2010 with most of that growth occurring across the customer base. Money market deposits with balances in excess of $250 thousand increased by $4.109 million. The number of core money market accounts grew by 3.30% in 2011. The money market public funds growth occurred almost exclusively in accounts with balances in excess of $250 thousand. During 2010, core money market deposit accounts increased while public funds money market balances decreased. While the public funds money market balance decreases occurred primarily in a small number of accounts, the increase in core customer money market deposits occurred across the customer base. The number of money market deposit accounts with balances in excess of $250 thousand increased by 27.96% in 2010.

The Company became less aggressive in its rate-bidding process for certificates of deposits of municipalities during 2009 as deposit growth occurred in noninterest-bearing and interest-bearing checking accounts. The philosophy of pricing certificates of deposits in the middle to low range of market rates continued through 2010 and 2011 as management focused on limiting overall balance sheet growth and continuing to improve its capital ratios. Certificate of deposit balances dropped steadily through 2010 and 2011 as the rate environment became less conducive to time deposits. Market rates for one year certificates fell by over 100 basis points from the end of 2008 to the end of 2011. By 2010 the Summit NOW account and certain tiers of money market deposit accounts offered better customer yields than long-term certificates of deposits. The dynamics of the Company's deposit base have shown evidence of movement of funds from certificates into NOW and money market accounts since 2009. The Company has worked since 2008 to build the core customer deposit base as a primary source of liquidity and reduce balances of borrowed funds. The Company's capital requirements have limited the amount of balance sheet growth available to it since 2009, thus resulting in a flat to small trend down in total deposits. Strategies for deposit growth have been replaced by strategies toward a more quality core deposit mix. The numbers of core demand, NOW and money market deposit accounts have increased by approximately 2% since the end of 2009. Sources of deposits available to the Company are the traditional brokered CD market, which may be used when funding is needed within a short period of time, and reciprocal brokered CD markets which are used to provide enhanced FDIC coverage for customers with large certificate of deposit balances. Additionally, the Company uses repurchase agreements with certain commercial customers in an effort to provide them with better cash management tools.

FIRST M&F CORPORATION AND SUBSIDIARY

The following table shows the deposit mix for the last three year ends:

(Dollars in thousands)	December 31, 2011	December 31, 2010	December 31, 2009
Noninterest-bearing demand	$231,718	$212,199	$228,579
NOW deposits	390,256	364,209	309,545
Money market deposits	197,849	166,455	161,570
Savings deposits	119,693	114,769	112,764
Certificates of deposit	415,380	502,772	556,733
Brokered certificates of deposit	16,567	15,008	19,072
Total	$1,371,463	$1,375,412	$1,388,263

The following table shows the mix of public funds deposits as of the last three year ends:

(Dollars in thousands)	December 31, 2011	December 31, 2010	December 31, 2009
Noninterest-bearing demand	$7,121	$6,174	$16,877
NOW deposits	165,711	143,781	104,247
Money market deposits	19,478	13,814	30,793
Savings deposits	336	335	277
Certificates of deposit	14,315	21,076	40,072
Brokered certificates of deposit	5,783	5,610	4,261
Total	$212,744	$190,790	$196,527

Fed funds purchased and repurchase agreements decreased in 2011 due primarily to one repurchase agreement obligation.

Other borrowings decreased by 14.71% in 2011, decreased by 58.85% in 2010 and decreased by 19.16% in 2009. The decreases in borrowings were primarily funded through liquidity provided by correspondent bank balances and loan portfolio paydowns. Amounts of borrowings maturing within one year increased from 21.24% of other borrowings at December 31, 2010 to 22.76% at December 31, 2011. Management aggressively moved to reduce the amount of borrowings from the Federal Home Loan Bank (FHLB) in 2010. This effort resulted in a $73.595 million decrease in FHLB borrowings during 2010. Management intends to allow its Federal Home Loan Bank borrowings to decrease as they mature while deposits are used as a primary source of funding.

In February 2006 the Company formed First M&F Statutory Trust I for the purpose of issuing corporation-obligated mandatory redeemable capital securities to third-party investors and investing the proceeds from the sale of the capital securities in floating rate junior debentures of the Company. The $30 million in proceeds were used to fund the acquisition on February 17, 2006 of Columbiana Bancshares, Inc. The 30-year junior subordinated debentures paid interest quarterly at a rate of 6.44% fixed for the first five years, and subsequently converted to floating at a rate equal to three month LIBOR plus 133 basis points in March 2011. These junior subordinated debentures, net of the Company’s investment in the variable interest entity, qualify with certain limitations as Tier 1 capital for regulatory purposes. The Company expects to have sufficient cash flows to retire the debt according to its contractual terms.

In November 2010 the Company entered into a forward-starting interest rate swap designed to hedge the Company’s exposure to rising interest rates when the junior subordinated debenture interest payments moved from a fixed rate to a floating rate basis in March 2011. The swap has a notional amount of $30 million, became effective on March 15, 2011, and is structured so that the Company receives a floating rate of 3-month LIBOR plus 1.33% from the counterparty and pays a 3.795% fixed rate to the counterparty. Interest payments became due quarterly, starting with the June 15, 2011 payment, and continue through the termination date of March 15, 2018.

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

FIRST M&F CORPORATION AND SUBSIDIARY

The Company has investments in five asset-backed securities also known as collateralized debt obligations (CDOs) that are beneficial interests. These beneficial interests were issued by vehicles that used the proceeds to invest in trust preferred securities of commercial banks. Trust preferred securities are a long-term form of capital that were used by commercial banks during the past decade to fund acquisitions of other banks, repurchases of common stock and denovo expansion efforts. Some of the trust preferred securities in these trusts were issued by banks that incurred significant losses on sub-prime mortgages and other real estate-related loans, resulting in defaults on the trust preferred securities. As defaults and deferrals of dividend payments on these securities have increased, covenants have been triggered within these trusts to divert incoming cash flows toward the payment of the most senior securities issued by the trusts. As this occurred, the trusts began to defer interest payments on the less senior instruments. The financial troubles beginning in 2008 which led to deferrals of payments by the issuing banks led to a re-evaluation of the credit quality of the beneficial interests, secured by the issuing bank trust preferred securities, issued by the trusts. These reviews resulted in downgrades by Moody’s in late 2008 and early 2009 of the five CDOs that the Company owns to below investment grade. Since observable transactions in these securities are extremely rare, the Company uses assumptions that a market participant would use in valuing these instruments. These assumptions primarily include cash flow estimates and market discount rates. The cash flow estimates are sensitive to the assumptions related to the ability of the issuers to pay the underlying trust preferred securities according to their terms. The market discount rates depend on transactions, which are rare given the lack of interest of investors in these types of beneficial interests. As of the end of 2011, the Company carried these investments at 26.11% of amortized cost, with the unrealized losses of approximately $2.318 million recorded in stockholders’ equity, net of tax, as a component of other comprehensive income. As of the end of 2010, the Company carried these investments at 24.79% of amortized cost, with the unrealized losses of approximately $2.834 million recorded in stockholders’ equity, net of tax, as a component of other comprehensive income.

The Company recorded $631 thousand in 2011 and $403 thousand in 2010 of other-than-temporary impairment losses through earnings on these securities. The credit downgrades at the end of 2008 and in the first quarter of 2009 were the first indicator that an other-than-temporary impairment may be present in some of these beneficial interests. Impairment tests are performed quarterly and consist of estimating the cash flows that are available to pay the beneficial interests and discounting those cash flows using the Company’s initial yield at purchase as the discount rate. Any deficit of the discounted value below the book value of the beneficial interest is considered a credit-related other-than-temporary impairment and is charged against current earnings. The remainder of the difference between the fair value and the book value of the beneficial interest is considered an other-than-temporary impairment charged separately to other comprehensive income. The 2011 tests resulted in a $631 thousand credit-related impairment charge against earnings and $263 thousand of impairment charges reclassified from other comprehensive income on three of the beneficial interests. The 2010 tests resulted in a $403 thousand credit-related impairment charge against earnings and a $32 thousand other impairment charge to other comprehensive income on four of the beneficial interests.

An economic by-product of the sub-prime mortgage crisis has been the slow-down in the housing markets. Lack of demand in housing, an over-supply of homes on the market, a tightening of available credit by banks and a general deterioration in the economy have affected the Company’s ability to dispose of foreclosed properties and to arrive at values of real estate collateral for loan impairment testing. As real estate values have steadily fallen since 2008, losses and write-downs of other real estate have increased. The Company experienced losses on sales and write downs of foreclosed real estate of $5.874 million in 2011 as compared to $1.574 million in 2010. Real estate-related loan impairment calculations became more severe after 2008, resulting in $6.971 million in loan loss accruals related to real estate secured loans individually reviewed for impairments in 2011 and $8.247 million in 2010. The Company estimates that fair values of properties related to land development and construction and commercial real estate could remain under pressure through 2012, and may result in additional loan loss accruals for loan impairments.

In November 2010 the Company entered into an interest rate swap designed to hedge its exposure to rising interest rates on its $30 million of junior subordinated debentures, which converted from a fixed rate of interest to a floating rate effective March 15, 2011. The interest rate swap is designed for the Company to receive floating rate interest amounts and to make fixed rate payments in a net settlement arrangement with the swap counterparty. The swap is expected to be highly effective. Therefore, the net change in fair value of the swap is being recorded in other comprehensive income. On each interest settlement date the balance in accumulated other comprehensive income is reclassified into interest expense. Any ineffective portion of the change in the fair value of the swap, which is valued on a monthly basis, is recorded in earnings rather than into other comprehensive income. The fair value of the swap at the end of 2011 was $1.834 million, classified as a liability. The fair value, net of deferred taxes of $684 thousand, was recorded in other comprehensive income. The fair value of the swap at the end of 2010 was $817 thousand, classified as an asset. The fair value, net of deferred taxes of $305 thousand, was recorded in other comprehensive income.

The Company accounts for mortgages held for sale at the lower of cost or fair value. Fair values of mortgages are primarily influenced by market rates. The Company also uses credit spreads in valuing mortgages held for sale. Since these loans are originated to conform to FNMA underwriting standards, their values are not influenced by the sub-prime mortgage market. These mortgages are generally sold within 90 days of origination and retention of these mortgages in the Company’s loan portfolio is rare. The Company also issues rate locks related to loan originations and receives purchase commitments from correspondent bank investors to purchase the loans when they are originated. These commitments to originate and purchase are accounted for as derivatives and are therefore marked to fair value every month with changes being recorded in mortgage banking income. Fair value adjustments for origination derivatives resulted in $188 thousand in losses charged to mortgage banking income during 2011 and $12 thousand in revenues credited to mortgage banking income during 2010. Fair value adjustments for forward sale derivatives contributed $188 thousand in revenues to mortgage banking income during 2011 and increased mortgage banking revenues by $502 thousand during 2010.

FIRST M&F CORPORATION AND SUBSIDIARY

Credit Risk Management

The Company measures and monitors credit quality on an ongoing basis through credit committees and the loan review process. Credit standards are approved by the Board with their adherence monitored during the lending process as well as through subsequent loan reviews. The Company strives to minimize risk through the diversification of the portfolio geographically as well as by loan purpose and collateral. Maximum exposure guidelines by loan class are reviewed monthly. The Company’s credit standards are enforced within the Bank as well as within all of its wholly-owned subsidiaries.

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

The adequacy of the allowance for loan losses is evaluated quarterly with provision accruals approved by the Board. Allowance adequacy is dependent on loan classifications by internal and external loan review personnel, past due status, collateral reviews, loan growth and loss history. As part of the allowance evaluation, certain impaired loans are tested to determine if individual impairment allowances are required. A loan is considered to be impaired if management estimates that it is probable that the Company will be unable to collect all contractual payments due. Impairment review meetings are held monthly to review existing and new impairments. Loans with high risk grades, generally implying a substandard classification, are considered impaired and therefore are selected for individual impairment allowance tests. Loan grades are a significant indicator in determining which loans to individually test for impairment amounts because the loan grading process incorporates past due status, payment history, customer financial condition and collateral value in assigning individual grades to loans. Nonaccrual loans are also generally selected for individual impairment allowance tests. Loans that have been modified in a troubled debt restructuring are also selected for individual impairment allowance tests. For collateral-dependent loans, those for which the repayment is expected to be provided solely by the underlying collateral, the impairment allowance is primarily based on the value of the related collateral. Otherwise, impairment allowance calculations are based on the estimated present value of expected cash flows discounted at the effective interest rate of the loan. The material estimates necessary in this process make it inherently subjective and make the estimates subject to significant changes and may add volatility to earnings as provisions are adjusted. Loans not individually tested for impairment allowances are grouped into risk-rated pools and evaluated based on historical loss experience. Additionally, in determining the allowances for pools of loans, management considers specific qualitative external credit risk factors (“environmental factors”) that may not be reflected in historical loss rates such as: (1) potential disruptions in the real estate market and their effect on real estate concentrations; (2) trends in loan to value exception rates; (3) general economic conditions, including extending or worsening recessionary pressures; (4) past due rates; and (5) reviews of underwriting standards in our various markets. These and other environmental factors are reviewed on a quarterly basis. During 2011 the Company changed the number of periods included in the historical loss rate from 13 years to five years. The 13-year average previously used was also adjusted by two standard deviations to capture a higher percentage of probable losses. Given the higher variation and wider distribution of losses that can occur during any 13-year historical period, two standard deviations were added to the mean to capture the potential losses that may have been distributed further from the mean but resulted from conditions that could reasonably re-occur. The five year average calculation includes more recent loss history, which management believes reflects current conditions better than the 13-year calculation. The change in calculation, given the previous statistical adjustments to the 13-year average, resulted in an immaterial difference. At the end of 2011, the average loss rates applied to pools of commercial loans and for real estate secured commercial and construction loans were adjusted for economic condition environmental factors related to (1) the lack of economic growth impacting small businesses in the Company's markets and (2) the lack of liquidity in the market for commercial real estate, especially concerning undeveloped properties.

The Company experienced a large increase in the amount of past due and nonaccrual real estate-secured construction and commercial loans during 2008. The trend in nonaccrual and past due loans stabilized in the fourth quarter of 2009, remained stable through 2010 and began its decline in 2011. Management addressed the problem of liquidating nonperforming loans by creating a special problem asset group within the organization in 2009, separate from the ongoing credit operations and lending activities of the Company. Problem loans, including large nonaccrual loans, have been assigned to this group of specialists with the intent of liquidating the loans or their collateral in an orderly fashion. Over the course of 2009 and through 2010 many real estate-secured loans were worked out or foreclosed on and properties disposed of. Nonaccrual loans have moved downward from their high of $74.420 million in the second quarter of 2009 and fallen below $20 million at the end of 2011. The primary challenge during 2012 and beyond will be to liquidate foreclosed properties to avoid a burdensome build-up of these non-earning assets as problem loans are either managed back to performing status or foreclosed on.

FIRST M&F CORPORATION AND SUBSIDIARY

Nonaccrual loans decreased to $17.177 million at the end of 2011 from $33.127 million at the end of 2010 and $44.549 million at the end of 2009. Nonperforming assets as a percentage of total assets decreased from 4.15% at the end of 2009 to 4.05% at the end of 2010 and decreased to 3.49% at the end of 2011. The slow-down in housing that began in 2007 continued to worsen throughout 2008 and 2009. The real estate market, although still stagnant, stabilized somewhat in 2010 from its steep losses in 2008 and 2009. The lack of a liquid housing market has had a direct effect on developers and builders as lots and speculative houses became more difficult to move and prices continued to drop through 2009 in search of an equilibrium, with prices still moving downward at a slow pace in 2011. The Company disposed of $15.877 million of foreclosed real estate during 2010 and sold $10.510 million of foreclosed properties in 2011.

Approximately 83.45% of the $17.177 million in nonaccrual loans at December 31, 2011 were in construction and development and commercial real estate loans. These nonaccrual balances included several large loans.

The following table summarizes the number and amount of nonaccrual construction and land development loans of $500 thousand or more at the end of each quarter from December 31, 2010 through December 31, 2011.

(Dollars in thousands)	Number of Loans	Amount
Balance at 12/31/11	3	$2,989

Balance at 09/30/11	6	6,927

Balance at 06/30/11	7	8,035

Balance at 03/31/11	7	10,139

Balance at 12/31/10	7	10,553

The following table summarizes the number and amount of nonaccrual commercial real estate loans of $500 thousand or more at the end of each quarter from December 31, 2010 through December 31, 2011.

(Dollars in thousands)	Number of Loans	Amount
Balance at 12/31/11	4	$8,185

Balance at 09/30/11	5	12,465

Balance at 06/30/11	8	16,221

Balance at 03/31/11	7	15,467

Balance at 12/31/10	6	10,152

FIRST M&F CORPORATION AND SUBSIDIARY

The following tables list construction and commercial real estate loans, along with their impairment allowances, that were in nonaccrual status and had balances of $500 thousand or more at December 31, 2010 and at December 31, 2011.

	December 31, 2011		December 31, 2010
	Three Largest Loans		Seven Largest Loans
(Dollars in thousands)	Nonaccrual Balance	Impairment Allowance	Nonaccrual Balance	Impairment Allowance
Note
1	$1,465	$400	$1,465	$—
2	963	—	1,393	125
3	561	—	803	—
4	—	—	2,925	—
5	—	—	1,634	—
6	—	—	1,325	—
7	—	—	1,008	—
Totals	$2,989	$400	$10,553	$125

Total nonaccrual construction and land development loans	$4,398	$400	$13,993	$175

	December 31, 2011		December 31, 2010
	Four Largest Loans		Six Largest Loans
(Dollars in thousands)	Nonaccrual Balance	Impairment Allowance	Nonaccrual Balance	Impairment Allowance
Note
8	$4,650	$—	$—	$—
9	1,847	200	2,455	300
10	881	—	880	—
11	807	207	—	—
12	—	—	2,469	—
13	—	—	2,093	—
14	—	—	1,582	—
15	—	—	673	255
Totals	$8,185	$407	$10,152	$555

Total nonaccrual commercial real estate loans	$9,937	$477	$13,027	$765

The following table summarizes information relevant to the impairment determinations for the three largest construction and development loans and the four largest commercial real estate loans that were in nonaccrual status at December 31, 2011.

(Dollars in thousands)	Type of Borrower	Type of Collateral	Nonaccrual Balance	Impairment Allowance	Information Supporting Allowance
Note			12/31/2011	12/31/2011
1	Residential Developer	Residential Subdivision	$1,465	$400	Appraisal dated 11/23/09
2	Commercial Developer	Commercial - Retail	963	—	Appraisal dated 10/03/08
3	Residential Developer	Residential Subdivision	561	—	Appraisal dated 09/30/09
8	Commercial	Assisted Living Facility	4,650	—	Appraisal dated 06/23/11
9	Commercial	Retailer	1,847	200	Appraisal dated 10/05/10
10	Commercial	Commercial Office	881	—	Appraisal dated 07/08/10
11	Commercial	Industrial	807	207	Appraisal dated 10/14/10

FIRST M&F CORPORATION AND SUBSIDIARY

Through 2007 and into 2008 the majority of loans that were individually reviewed for impairment were in accrual status but had risk ratings that indicated potential or actual impairment. Toward the end of 2008 and into the first quarter of 2009 many of these loans required an impairment allowance and also were placed into nonaccrual status. The additions to the impairment allowance and the nonaccrual loan balances in 2009 occurred primarily in construction and land development loans. Many of these loans were foreclosed on during 2009. Many remaining nonaccrual loans were written down to their collateral values, resulting in a small allowance for loan losses remaining for nonaccrual loans at the end of 2009. During 2010 initial impairments became fewer for construction loans while commercial real estate loans incurred new impairments. Commercial real estate loans in nonaccrual status increased from 18 loans for $9.789 million at the end of 2009 to 26 loans for $13.027 million at the end of 2010 and then decreased to 14 loans for $9.937 million at the end of 2011.

The following table shows a distribution of the totals for construction loans evaluated for impairment and the impairment allowances allocated to those loans at December 31, 2011 and December 31, 2010.

	December 31, 2011		December 31, 2010
(Dollars in thousands)	Loan Balance	Impairment Allowance	Loan Balance	Impairment Allowance
Nonaccrual loans	$4,398	$400	$13,993	$175
Accruing loans with an allowance	7,155	1,350	11,327	2,696
Accruing loans without an allowance	6,606	—	8,111	—
Total	$18,159	$1,750	$33,431	$2,871

The following table shows a distribution of the totals for commercial real estate loans evaluated for impairment and the impairment allowances allocated to those loans at December 31, 2011 and December 31, 2010.

	December 31, 2011		December 31, 2010
(Dollars in thousands)	Loan Balance	Impairment Allowance	Loan Balance	Impairment Allowance
Nonaccrual loans	$9,937	$477	$13,027	$765
Accruing loans with an allowance	4,495	417	5,025	817
Accruing loans without an allowance	26,338	—	36,275	—
Total	$40,770	$894	$54,327	$1,582

FIRST M&F CORPORATION AND SUBSIDIARY

The following table shows the trend in credit quality related to the largest segments of the real estate loan portfolio.

(Dollars in thousands)	Outstanding Balances	Past Due 30 - 89 Days And Still Accruing	Past Due 90 Days Or More And Still Accruing	Nonaccrual	Year-To- Date Net Charge-Offs
Construction and development loans:
12/31/2011	$69,325	$603	$72	$4,398	$1,970
9/30/2011	83,100	1,147	—	8,801	743
6/30/2011	87,826	1,514	307	9,735	(551)
3/31/2011	92,744	1,218	101	13,608	(68)
12/31/2010	89,093	1,257	274	13,993	4,167

Loans secured by 1-4 family properties:
12/31/2011	$223,839	$3,288	$174	$1,896	$1,998
9/30/2011	223,884	2,334	3	2,166	1,790
6/30/2011	226,823	2,067	285	3,272	585
3/31/2011	227,912	2,378	102	3,144	295
12/31/2010	235,489	3,020	564	3,863	1,733

Commercial real estate-secured loans:
12/31/2011	$505,180	$2,592	$279	$9,937	$3,998
9/30/2011	520,804	2,958	189	14,804	2,229
6/30/2011	533,720	3,746	67	18,506	753
3/31/2011	549,628	4,940	65	19,111	395
12/31/2010	557,638	2,091	—	13,027	7,360

The following table shows overall statistics for non-performing loans and other assets of the Company:

(Dollars in thousands)	December 31, 2011	December 31, 2010	December 31, 2009
Nonaccrual loans	$17,177	$33,127	$44,549
Other real estate	36,952	31,125	23,578
Investment securities	599	698	825
Total non-performing assets	$54,728	$64,950	$68,952

Past due 90 days or more and still accruing interest	$602	$951	$2,479
Restructured loans (accruing)	19,662	18,052	4,620

Ratios:
Nonaccrual loans to loans	1.68%	3.11%	4.17%
Past due 90 day loans to loans	.06%	.09%	.23%
Non-performing credit assets to loans and other real estate	5.11%	5.85%	6.24%
Non-performing assets to assets	3.49%	4.05%	4.15%

FIRST M&F CORPORATION AND SUBSIDIARY

The following table shows foreclosed real estate balances by type as of December 31, 2011 and December 31, 2010:

(Dollars in thousands)	December 31, 2011	December 31, 2010
Construction and land development	$22,773	$21,682
Farmland	2,618	1,841
1-4 family residential	2,136	2,706
Five plus residential	950	1,036
Nonfarm nonresidential	8,475	3,860
	$36,952	$31,125

The Company is still in the process, begun in 2008, of working through the negative effects of the real estate downturn. The length and depth of any further deterioration will depend on the strength of the economy and of the housing and commercial real estate sectors. A continued deterioration in real estate values, especially if in the commercial real estate sector, could result in additional write-downs of loans. Management does not know of any additional material contingencies that could negatively affect the remainder of the loan portfolio during 2012.

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

In an effort to address and change the risk profile of the Company’s balance sheet, management decided in 2010 to de-emphasize residential and commercial construction loans and re-emphasize consumer, small business loans and certain agricultural loans. The Company also added a group of acquired participations of church loans to further diversify the portfolio.

Defined Benefit Pension Plan

The Company has a defined benefit pension plan that it froze in September 2001. For accounting purposes, the plan’s funded status was a net liability of $2.564 million at the end of 2011 and $542 thousand at the end of 2010. The plan had an unamortized actuarial loss of $4.272 million at the end of 2011 and $2.952 million at the end of 2010 that was recorded in stockholders’ equity within other comprehensive income. The actuarial loss balance is being amortized against earnings on a straight-line basis through 2013. The Company expects to terminate the plan in five to seven years.

During 2011, the plan experienced losses in its investment portfolio of $235 thousand. The plan also experienced actuarial losses of $1.478 million related to the change in present value of the pension obligation. The actuarial loss was triggered by a decline in the discount rate from 5.05% at the end of 2010 to 4.00% at the end of 2011. The amortization expense component of pension expense was $984 thousand in 2011 and $885 thousand in 2010. It is expected to be $2.136 million for 2012.

Two significant issues for the Company going forward are (1) how to adjust planned contributions to the pension plan since it experienced a net funded deficit at the ends of 2010 and 2011 and (2) working with the higher expense level brought about by the unamortized actuarial loss and the shortening of the time frame for amortizing that loss against earnings. Management expects to manage pension contributions with the desire to terminate the plan within the next five to seven years. Contributions of $224 thousand were made in 2010 and of $168 thousand were made in 2011. If interest rates increase over the next three to five years, then the discounted value of the benefit obligations will decrease, thus reducing the actuarial loss further or producing a net actuarial gain. However, during 2012 and likely into 2013 the Company will experience pension expenses of approximately $2 million annually.

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

The Company received funding in 2010 from the U.S. Treasury under the Community Development Capital Initiative (CDCI), which was used to pay off its $30 million U.S. Treasury Capital Purchase Program obligations that were incurred in 2009. The CDCI obligation is in the form of preferred stock with a 2% annual dividend rate. The dividend rate accelerates to 9% in the fourth quarter of 2018. The Company expects to generate sufficient cash flows through earnings retention to pay off the preferred stock before the dividend rate accelerates.

The Company also has $30 million in subordinated debenture obligations related to a trust preferred securities issuance in 2006. The debentures pay interest on a quarterly basis of LIBOR plus 133 basis points. The obligations are due in 2036 and may be prepaid. The Company expects to generate sufficient cash flows through future earnings to pay the debentures in full.

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

The Company is currently in a negative gap position for assets and liabilities repricing within the next year. This generally means that for assets and liabilities maturing and repricing within the next 12 months, the Company is positioned for more liabilities to reprice than the amount of assets repricing. At the end of 2011, the one-year repricing gap stood at -2.44% as compared to -1.40% at the end of 2010. The primary factor influencing the change in the one-year repricing gap to a more negative percentage was a decrease in short-term earning assets. According to interest-rate sensitivity analysis, the Company has low-to-moderate interest rate risk.

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

FIRST M&F CORPORATION AND SUBSIDIARY

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

Cumulative dividends on the Class B, Series A Preferred Stock paid a dividend rate of 5% per annum until they were exchanged in September 2010. The Class B, Series A Preferred Stock did not have a stated maturity date and was generally non-voting.

On September 29, 2010 the Company issued 30,000 shares of Class B, Series CD Preferred Stock to the U. S. Treasury to redeem its Class B, Series A Preferred Stock. The Class B, Series CD shares were issued through the U. S. Treasury’s Community Development Capital Initiative, which is available to Community Development Financial Institutions. The Company’s banking subsidiary, M&F Bank, was certified by the U. S. Treasury as a Community Development Financial Institution (CDFI) on September 28, 2010.

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

The Company’s stock is publicly traded on the NASDAQ Global Select Market, also providing an avenue for additional capital if it is needed. The Company’s shares traded at a rate of approximately 7,500 shares per day during 2011. The stock's closing price was $2.84 per share on December 31, 2011.

The ratio of capital to assets stood at 6.99% at December 31, 2011, 6.68% at December 31, 2010, and 6.29% at December 31, 2009, with risk-based capital ratios in excess of the regulatory requirements. The Company’s regulatory capital ratios for 2011 and 2010 are summarized in Note 20 – Regulatory Matters of the audited financial statements included in Item 8, Financial Statements and Supplementary Data, in this Form 10-K.

FIRST M&F CORPORATION AND SUBSIDIARY

OFF-BALANCE SHEET ARRANGEMENTS

The Company’s primary off-balance sheet arrangements are in the form of loan commitments, operating lease commitments and an interest rate swap. At December 31, 2011, the Company had $126.455 million in unused loan commitments outstanding. Of these commitments, $89.963 million mature in one year or less. Lines of credit are established using the credit policy of the Company concerning the lending of money.

Letters of credit are used to facilitate the borrowers’ business and are usually related to the acquisition of inventory or of assets to be used in the customers’ business. Letters of credit are generally secured and are underwritten using the same standards as traditional commercial loans. Most standby letters of credit expire without being presented for payment. However, the presentment of a standby letter of credit would create a loan receivable from the Bank’s loan customer. At December 31, 2011, the Company had $1.580 million in financial standby letters of credit issued and outstanding. At December 31, 2010, the Company had $6.169 million in financial standby letters of credit issued and outstanding.

Liabilities of $4 thousand at December 31, 2011, and $15 thousand at December 31, 2010, are recognized in other liabilities related to the obligation to stand ready to perform related to standby letters of credit.

The Company makes commitments to originate mortgage loans that will be held for sale. The total commitments to originate mortgages to be held for sale were $11.246 million at December 31, 2011. These commitments are accounted for as derivatives and are marked to fair value with changes in fair value recorded in mortgage banking income. At December 31, 2011, mortgage origination-related derivatives with positive fair values of $134 thousand were included in other assets and derivatives with negative fair values of $167 thousand were included in other liabilities.

The Company also engages in forward sales contracts with mortgage investors to purchase mortgages held for sale. Those forward sale agreements that have a determined price and expiration date are accounted for as derivatives and marked to fair value through mortgage banking income. At December 31, 2011, the Company had $37.507 million in locked forward sales agreements in place. Forward sale-related derivatives with positive fair values of $135 thousand were included in other assets and derivatives with negative fair values of $124 thousand were included in other liabilities.

Mortgages that are sold generally have recourse obligations if any of the first four payments become past due over 30 days under certain investor contracts and over 90 days under other investor contracts. The Company may also be required to repurchase mortgages that do not conform to FNMA or FHA underwriting standards or that contain critical documentation errors or fraud. The Company only originates for sale mortgages that conform to FNMA and FHA underwriting guidelines. The Company incurred one recourse loss of $4 thousand in 2011, with no recourse loss in any of the previous five years. Mortgages sold that were still in the recourse period were $42.146 million at December 31, 2011. No recourse liability was recorded for these mortgages.

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

FIRST M&F CORPORATION AND SUBSIDIARY

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following table summarizes the obligations of the Company:

(Dollars in thousands)	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Time deposits	$431,947	$248,185	$135,174	$46,419	$2,169
Short-term borrowings	4,398	4,398	—	—	—
Other borrowings	43,001	9,786	21,748	10,685	782
Junior subordinated debentures	30,928	—	—	—	30,928
Capital lease obligations	—	—	—	—	—
Operating leases	1,965	577	683	504	201
Purchase obligations	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—

Total	$512,239	$262,946	$157,605	$57,608	$34,080

Long-term debt obligations primarily represent borrowings from the Federal Home Loan Bank. The junior subordinated debentures are redeemable beginning in March 2011. Operating leases are primarily leases on office space. Leases on office space range from those that are month-to-month to 120-month leases. Most leases have options to renew for periods equal to the original term of the lease. There are no bargain purchase options in any of the current leases.

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

(1)	Allowance for loan losses

(2)	Fair value

(3)	Contingent liabilities

(4)	Income taxes

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

FIRST M&F CORPORATION AND SUBSIDIARY

Management of the Company evaluates many factors in determining the estimate for the allowance for loan losses. Management reviews loan quality on an ongoing basis to determine the collectability of individual loans and reflects that collectability by assigning loan grades to individual credits. The grades generally determine how closely a loan will be monitored on an ongoing basis. A customer’s payment history, financial statements, cash flow patterns and collateral, among other factors, are reviewed to determine if the loan has potential losses. Such information is used to determine if individual loans are impaired and to group remaining loans into risk pools. A loan is impaired if management estimates that it is probable that the Company will be unable to collect all contractual payments due. Generally, all loans (1) risk-rated as substandard, doubtful or loss, (2) in nonaccrual status or (3) classified as troubled debt restructurings are considered to be impaired and are therefore individually tested for impairment allowances. Impairment estimates may be based on discounted cash flows or collateral values. Historical loan losses by loan type and loan grade are also a significant factor in estimating future losses when applied to the risk pools of loans not individually tested for impairment allowances. Various external environmental factors are also considered in estimating the allowance for pools of loans. Concentrations of credit by loan type and collateral type are also reviewed to estimate exposures and risks of loss for loans aggregately evaluated in risk pools. General economic factors as well as economic factors for individual industries or factors that would affect certain types of loan collateral are reviewed to determine the exposure of pools of loans to economic fluctuations. The Company has a loan review department that audits types of loans as well as geographic segments to determine credit problems and loan policy violations that require the attention of management. All of these factors are used to determine the adequacy of the allowance for loan losses and adjust its balance accordingly.

The allowance for loan losses is increased by the amount of the provision for loan losses and by recoveries of previously charged-off loans. It is decreased by loan charge-offs as they occur when principal is deemed to be uncollectible.

Fair Value

Certain of the Company’s assets and liabilities are financial instruments carried at fair value. This includes securities available for sale, mortgage-related derivatives and interest rate swaps. Most of the assets and liabilities carried at fair value are based on either quoted market prices, market prices for similar instruments or market data for the instruments being valued. At December 31, 2011, approximately 1% of assets and liabilities measured at fair value were based on significant unobservable inputs.

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

The Company enters into interest rate swaps. Interest rate swaps are valued using a discounted cash flow model. Future net cash flows are estimated based on the forward LIBOR rate curve, the payment terms of the swap and potential credit events. These cash flows are discounted using rates derived from the forward swap curve, with the resulting fair value being classified as a Level 3 valuation.

Other real estate acquired through partial or total satisfaction of loans is carried at the lower of fair value, net of estimated costs to sell, or cost. The original cost of other real estate is recognized as the fair value of the property, net of estimated costs to sell, at the date of acquisition. Any loss incurred at the date of acquisition is charged to the allowance for loan losses. The fair values of other real estate are usually based on appraisals by third parties. These fair values may also be adjusted for other market data that the Company becomes aware of.

FIRST M&F CORPORATION AND SUBSIDIARY

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

Income Taxes

The Company, the Bank and the Bank's wholly owned subsidiaries file consolidated Federal and state income tax returns. The estimates that pertain to the income tax expense or benefit and the related current and deferred tax assets and liabilities involves a high degree of judgment related to the ultimate measurement and resolution of tax-related matters. Management determines the appropriate tax treatment of transactions and filing positions based on reviews of tax laws and regulations, court actions and other relevant information. These judgments enter into the estimate of current and deferred tax expenses or benefits and the related current and deferred tax assets and liabilities. Changes in these estimates occur as tax rates, tax laws or regulations change, as court decisions change the merits of certain tax treatments and as examinations by taxing authorities change our treatments of tax items. These changes impact tax accruals and can materially affect our operating results. Management regularly evaluates our uncertain tax positions and estimates the appropriate level of tax accrual adjustments based on these evaluations.

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

FIRST M&F CORPORATION AND SUBSIDIARY

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk comes in the form of risk to the net interest income of the Company as well as to the market values of the financial assets and liabilities on the balance sheet and the values of off-balance sheet activities such as commitments. The Company monitors interest rate risk on a monthly basis with quarterly sensitivity analyses being performed on the balance sheet and economic value of equity. The following table shows the gap position of the Company at December 31, 2011, placing variable-rate instruments in the earliest repricing category and including estimated prepayment activity for certain loans and mortgage-backed securities. The gap positioning for deposits without maturities are estimated using a combination of factors that include deposit product price sensitivity estimates for increasing and decreasing rate periods. As the assumptions made regarding non-maturity deposits heavily influence the interest rate sensitivity analysis of the Company’s balance sheet, management frequently reviews these inputs to best reflect current deposit market forces and industry standards for monitoring these risk factors.

Rate Sensitivity Gap Report
As of December 31, 2011
(Dollars in thousands)	0-12 months	1-5 years	Over 5 years	Total
Short-term funds	$61,941	$2,450	$—	$64,391
Investments	103,178	155,818	61,778	320,774
Loans	483,431	472,894	66,088	1,022,413
Total earning assets	$648,550	$631,162	$127,866	$1,407,578

NOW, MMDA & savings deposits	$412,780	$40,520	$254,498	$707,798
Time deposits	248,185	181,593	2,169	431,947
Short-term borrowings	4,398	—	—	4,398
Other borrowings	51,398	21,751	780	73,929
Interest rate swap	(30,000)	—	30,000	—
Total int. bearing liabilities	$686,761	$243,864	$287,447	$1,218,072

Rate sensitive gap	$(38,211)	$387,298	$(159,581)

Cumulative gap	$(38,211)	$349,087	$189,506
Cumulative % of assets	(2.44)%	22.25%	12.08%

Interest rate shock analysis shows that the Company will experience a 1.04% decrease over 12 months in its net interest income with a gradual (12 month ramp) and sustained 100 basis point decrease in interest rates. A gradual and sustained increase in interest rates of 200 basis points will result in a .49% increase in net interest income.

An analysis of the change in market value of equity shows how an interest rate shock will affect the difference between the market value of assets and the market value of liabilities. With all financial instruments being stated at market value, the market value of equity will increase by 10.08% with an immediate and sustained increase in interest rates of 200 basis points. The market value of equity will decrease by 15.11% with an immediate and sustained decrease in interest rates of 100 basis points.

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

Based on First M&F Corporation’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2011.

/s/ Hugh S. Potts, Jr.	/s/ John G. Copeland
Hugh S. Potts, Jr.	John G. Copeland
Chairman and Chief Executive Officer	EVP and Chief Financial Officer

FIRST M&F CORPORATION AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
First M&F Corporation
Kosciusko, Mississippi

We have audited the accompanying consolidated statements of condition of First M&F Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First M&F Corporation as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP
Jackson, Mississippi
March 14, 2012

FIRST M&F CORPORATION AND SUBSIDIARY

Consolidated Statements of Condition
December 31, 2011 and 2010
(In Thousands, Except Share Data)

	2011	2010
Assets
Cash and due from banks	$39,976	$45,099
Interest-bearing bank balances	39,391	72,103
Federal funds sold	25,000	25,000
Securities available for sale, amortized cost of $315,890 and $274,421	320,774	276,929
Loans held for sale	26,073	6,242
Loans, net of unearned income	996,340	1,060,146
Allowance for loan losses	(14,953)	(16,025)
Net loans	981,387	1,044,121
Bank premises and equipment	37,989	40,696
Accrued interest receivable	6,122	6,380
Other real estate	36,952	31,125
Other intangible assets	4,586	5,013
Bank owned life insurance	22,477	21,790
Other assets	27,924	29,466
	$1,568,651	$1,603,964
Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing deposits	$231,718	$212,199
Interest-bearing deposits	1,139,745	1,163,213
Total deposits	1,371,463	1,375,412
Fed funds purchased and repurchase agreements	4,398	33,481
Other borrowings	43,001	50,416
Junior subordinated debt	30,928	30,928
Accrued interest payable	1,023	1,470
Other liabilities	8,242	5,192
Total liabilities	1,459,055	1,496,899
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock; 1,000,000 shares authorized; 30,000 shares issued and outstanding	17,564	16,390
Common stock of $5.00 par value; 50,000,000 shares authorized: 9,154,936 and 9,106,803 shares issued	45,775	45,534
Additional paid-in capital	31,895	31,883
Nonvested restricted stock awards	674	784
Retained earnings	14,456	12,225
Accumulated other comprehensive income (loss)	(768)	249
Total equity	109,596	107,065
	$1,568,651	$1,603,964

The accompanying notes are an integral part of these financial statements.

FIRST M&F CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations
Years Ended December 31, 2011, 2010 and 2009
(In Thousands, Except Share Data)

	2011		2010		2009
Interest income:
Interest and fees on loans	$60,201		$62,070		$66,782
Interest on loans held for sale	275		232		278
Taxable investments	6,745		7,616		9,531
Tax-exempt investments	1,252		1,549		2,105
Federal funds sold	63		82		95
Interest-bearing bank balances	179		143		42
Total interest income	68,715		71,692		78,833
Interest expense:
Deposits	13,501		18,809		23,701
Fed funds purchased and repurchase agreements	36		66		97
Other borrowings	1,979		3,024		5,449
Junior subordinated debt	1,335		1,992		1,992
Total interest expense	16,851		23,891		31,239
Net interest income	51,864		47,801		47,594
Provision for loan losses	9,720		9,220		49,601
Net interest income (expense) after provision for loan losses	42,144		38,581		(2,007)
Noninterest income:
Deposit account income	10,293		10,221		10,976
Mortgage banking income	1,821		1,581		1,823
Agency commission income	3,636		3,809		3,881
Trust and brokerage income	584		526		489
Bank owned life insurance income	638		667		762
Other income	2,464		1,865		2,412
Securities gains, net	2,769		2,255		456
Total investment other-than-temporary impairment losses	(368)		(435)		(3,527)
Portion of loss recognized in (reclassified from) other comprehensive income (before taxes)	(263)		32		2,698
Net investment impairment losses recognized	(631)		(403)		(829)
Total noninterest income	21,574		20,521		19,970
Noninterest expenses:
Salaries and employee benefits	28,469		27,303		28,314
Net occupancy expenses	3,935		3,937		4,614
Equipment expenses	1,871		2,382		2,877
Software and processing expenses	1,540		1,627		1,898
Foreclosed property expenses	7,351		2,946		7,283
FDIC insurance assessments	2,426		3,261		3,276
Goodwill impairment	—		—		32,572
Intangible asset amortization and impairment	427		426		1,688
Other expenses	12,315	12,608,000	12,608	12,315,000	13,350
Total noninterest expenses	58,334		54,490		95,872
Income (loss) before income taxes	5,384		4,612		(77,909)
Income tax expense (benefit)	1,011		602		(18,104)
Net income (loss)	4,373		4,010		(59,805)
Net loss attributable to noncontrolling interests	—		(1)		(6)
Net income (loss) attributable to First M&F Corporation	$4,373		$4,011		$(59,799)
Dividends and accretion on preferred stock	1,774		1,692		1,464
Gain on exchange of preferred stock	—		12,867		—
Net income (loss) applicable to common stock	$2,599		$15,186		$(61,263)
Net income (loss) allocated to common shareholders	$2,584		$15,071		$(60,655)
Earnings (loss) per share:
Basic	$0.28		$1.66		$(6.69)
Diluted	0.28		1.66		(6.69)

The accompanying notes are an integral part of these financial statements.

FIRST M&F CORPORATION AND SUBSIDIARY

Consolidated Statements of Comprehensive Income
Years Ended December 31, 2011, 2010 and 2009
(In Thousands)

	2011	2010	2009
Net income (loss)	$4,373	$4,010	$(59,805)
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized gains on securities available for sale arising during the period, net of tax of $1,728, $159, and $1,628	2,901	267	2,736
Unrealized losses on other-than-temporarily impaired securities available for sale arising during the period, net of tax of $43, $54 and $1,462	(72)	(92)	(2,458)
Reclassification adjustment for gains on securities available for sale included in net income, net of tax of $1,033, $841, and $170	(1,736)	(1,414)	(286)
Reclassification adjustment for credit related other-than-temporary impairment losses on securities available for sale included in net income, net of tax of $235, $150 and $309	396	253	520
Unrealized gains (losses) net of settlements on cash flow hedge arising during the period, net of tax of $989 and $305	(1,662)	512	—
Defined benefit pension plans:
Net actuarial gains (losses) arising during the period, net of tax of $859, $111 and $32	(1,445)	(187)	53
Amortization of transition asset, net of tax of $0, $0 and $3	—	—	(4)
Amortization of prior service cost, net of tax of $9, $14 and $14	(16)	(23)	(23)
Amortization of actuarial loss, net of tax of $367, $330 and $338	617	554	568
Other comprehensive income (loss)	(1,017)	(130)	1,106
Total comprehensive income (loss)	3,356	3,880	(58,699)
Comprehensive loss attributable to noncontrolling interests	—	(1)	(6)
Comprehensive income (loss) of First M&F Corp	$3,356	$3,881	$(58,693)

The accompanying notes are an integral part of these financial statements.

FIRST M&F CORPORATION AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2011, 2010 and 2009
(In Thousands, Except Share Data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Nonvested Restricted Stock Awards	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
January 1, 2009	$—	$45,317	$30,447	$780	$60,133	$(727)	$18	$135,968
Net loss	—	—	—	—	(59,799)	—	(6)	(59,805)
Cash dividends - common ($.16 per share)	—	—	—	—	(1,466)	—	—	(1,466)
Issuance of 30,000 shares of preferred stock	28,637	—	—	—	—	—	—	28,637
Issuance of stock warrant for 513,113 shares	—	—	1,363	—	—	—	—	1,363
Dividends and accretion on preferred stock	201	—	—	—	(1,464)	—	—	(1,263)
6,000 restricted share awards vested	—	30	71	(101)	—	—	—	—
Share-based compensation expense recognized	—	—	17	55	1	—	—	73
Tax benefits on restricted stock dividends paid	—	—	28	—	—	—	—	28
Net change	—	—	—	—	—	1,106	—	1,106
Distributions	—	—	—	—	—	—	(11)	(11)
December 31, 2009	$28,838	$45,347	$31,926	$734	$(2,595)	$379	$1	$104,630
Net income	—	—	—	—	4,011	—	(1)	4,010
Cash dividends - common ($.04 per share)	—	—	—	—	(366)	—	—	(366)
37,457 shares issued to directors	—	187	(54)	—	—	—	—	133
Dividends and accretion on preferred stock	419	—	—	—	(1,692)	—	—	(1,273)
Gain on exchange of preferred stock	(12,867)	—	—	—	12,867	—	—	—
Share-based compensation expense recognized	—	—	11	50	—	—	—	61
Net change	—	—	—	—	—	(130)	—	(130)
December 31, 2010	$16,390	$45,534	$31,883	$784	$12,225	$249	$—	$107,065
Net income	—	—	—	—	4,373	—	—	4,373
Cash dividends - common ($.04 per share)	—	—	—	—	(368)	—	—	(368)
42,133 shares issued to directors	—	211	(68)	—	—	—	—	143
Dividends and accretion on preferred stock	1,174	—	—	—	(1,774)	—	—	(600)
6,000 restricted share awards vested	—	30	71	(101)	—	—	—	—
Share-based compensation expense recognized	—	—	7	(9)	—	—	—	(2)
Tax benefits on restricted stock dividends paid	—	—	2	—	—	—	—	2
Net change	—	—	—	—	—	(1,017)	—	(1,017)
December 31, 2011	$17,564	$45,775	$31,895	$674	$14,456	$(768)	$—	$109,596
The accompanying notes are an integral part of these financial statements.

FIRST M&F CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows
Years Ended December 31, 2011, 2010 and 2009
(In Thousands)

	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$4,373	$4,010	$(59,805)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation	141	194	73
Amortization of pension costs	676	787	878
Depreciation and amortization	2,517	2,736	3,281
Goodwill impairment	—	—	32,572
Intangible asset impairments	—	—	1,248
Provision for loan losses	9,720	9,220	49,601
Net investment amortization	2,791	2,090	1,178
Net change in unearned fees/deferred costs on loans	(109)	44	(243)
Capitalized dividends on FHLB stock	(27)	(27)	(19)
Gain on securities available for sale	(2,769)	(2,255)	(456)
Impairment loss on securities available for sale	631	403	829
Gains on loans held for sale	(1,377)	(1,285)	(1,006)
Other real estate losses	5,874	1,574	5,778
Other asset sale (gains) losses	(317)	225	(732)
Deferred income taxes	1,007	735	(10,855)
Originations of loans held for sale, net of repayments	(92,009)	(83,200)	(107,959)
Sales proceeds of loans held for sale	73,071	88,277	106,348
(Increase) decrease in:
Accrued interest receivable	258	1,218	2,234
Cash surrender value of bank owned life insurance	(638)	(667)	(762)
Other assets	(1,683)	(1,800)	1,086
Increase (decrease) in:
Accrued interest payable	(447)	(1,463)	(604)
Other liabilities	799	8,392	(4,874)
Net cash provided by operating activities	2,482	29,208	17,791

Cash flows from investing activities:
Purchases of securities available for sale	(220,235)	(170,862)	(142,697)
Sales of securities available for sale	114,435	89,164	17,240
Maturities of securities available for sale	63,678	87,509	67,318
Purchases of loans held for investment	(42,118)	(44,167)	—
Sales of nonperforming loans	—	500	6,350
Net decrease in other loans held for investment	75,124	397	21,506
Net (increase) decrease in:
Interest-bearing bank balances	32,712	12,707	(78,254)
Federal funds sold	—	45,000	(60,650)
Bank premises and equipment	1,119	(226)	(1,061)
Net benefits received (purchases) of bank owned life insurance	(49)	(41)	202
Proceeds from sales of other real estate and other repossessed assets	9,729	16,626	23,127
Payments for ORE improvements and lienholder payoffs	(563)	(1,276)	(599)
Net redemptions of FHLB stock	—	—	225
Net cash provided by (used in) investing activities	33,832	35,331	(147,293)

FIRST M&F CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows
Years Ended December 31, 2011, 2010 and 2009
(In Thousands)

	2011	2010	2009
Cash flows from financing activities:
Net increase (decrease) in deposits	(3,973)	(12,880)	126,857
Net increase (decrease) in short-term borrowings	(29,083)	24,839	(1,086)
Proceeds from other borrowings	686	2,872	20,000
Repayments of other borrowings	(8,101)	(74,966)	(49,037)
Earnings distributions to noncontrolling interests	—	—	(11)
Common dividends paid	(368)	(366)	(1,466)
Preferred dividends paid	(600)	(1,385)	(1,075)
Preferred shares and common stock warrant issued to U.S. Treasury	—	—	30,000
Tax benefits related to share-based compensation	2	—	28
Net cash provided by (used in) financing activities	(41,437)	(61,886)	124,210
Net increase (decrease) in cash and due from banks	(5,123)	2,653	(5,292)
Cash and due from banks at January 1	45,099	42,446	47,738
Cash and due from banks at December 31	$39,976	$45,099	$42,446

Supplemental disclosures:
Total interest paid	$17,311	$25,373	$31,852
Total income taxes paid	3	232	69
Income tax refunds received	—	8,735	1,249

Transfers of loans to foreclosed property	20,870	24,192	40,048
Transfers of buildings to foreclosed property	139	180	—
Gain on exchange of Class B preferred stock	—	12,867	—
U.S. Treasury preferred dividend accrued but unpaid	75	75	187
Accretion on U.S. Treasury preferred stock	1,174	419	201

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

Reclassifications

Certain immaterial items within the accompanying financial statements for previous years have been reclassified to conform to the 2011 presentation. These reclassifications had no effect on net earnings or stockholders’ equity.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future economic and market conditions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although our estimates and assumptions contemplate current economic conditions and how we expect them to change in the future, it is reasonably possible that in 2012 actual conditions could be worse than those anticipated, which could materially affect our financial condition and results of operations. The allowance for loan losses, the fair value of financial instruments, the fair value of other real estate, the valuation of deferred tax assets and other-than-temporary investment impairments represent significant estimates.

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

Allowance and Provision for Loan Losses

The allowance for loan losses is established through provisions for loan losses charged against earnings. Loans are considered uncollectible when available information confirms that the loan can't be collected in full. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is maintained at a level believed to be adequate by management to absorb estimated probable loan losses. Management’s periodic evaluation of the adequacy of the allowance for loan losses is based on estimated credit losses for specifically identified impaired loans as well as estimated probable credit losses inherent in the remainder of the loan portfolio based primarily on historical loss rates. Several asset quality metrics, both quantitative and qualitative, are considered in estimating both specific impairments and in the application of historical loss rates. The fundamental tool used by management to estimate individual impairment allowances and contingency allowances is the individual loan risk rate. For the purpose of determining allowances, management segregates the loan portfolio primarily by risk rating and secondarily by whether the loan is collateral dependent. Management considers a number of factors in assigning risk rates to individual loans and in determining impairment allowances and in the application of historical loss rates, including: past due trends, current trends, current economic conditions, industry exposure, internal and external loan reviews, loan performance, the estimated value of underlying collateral, evaluation of a borrower’s financial condition and other factors considered relevant. Loans not reviewed for specific impairment allowances are grouped into risk pools with similar traits and subjected to historical loss rates to estimate losses in each pool. Troubled debt restructurings are considered to be impaired loans and are included with the loans that are individually reviewed for impairment allowances. Troubled debt restructurings are loans in which the Company has granted a concession to the borrower which would not otherwise be considered due to the borrower’s financial difficulties.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 1: (Continued)

Certain risk characteristics are common to all real estate lending, whether it be construction and land development, commercial real estate or residential real estate. Real property values can fall, creating loan to value problems that can be exacerbated by over supply and falling demand. General economic conditions including increasing or stagnant unemployment rates can have a negative effect on normally credit-worthy borrowers in each real estate segment. Debt service ratios can weaken if real estate sales fall off or have not fully recovered. Commercial and asset-based lending credits are directly affected by swings in the economy and the inherent risks from lower retail sales, due to lower consumer and commercial demand, falling rental prices and rental vacancies. Unemployment also can weigh heavily on business credits and put additional strain on commercial cash flows. Consumer lending is most directly affected by unemployment issues and consumer confidence in the economy and jobs market. Retail lending volumes and credit-worthiness can come under strain as prices rise and income opportunities decline. The Company considers all of these qualitative risks in its determination of not only individual loan risk grading but also decisions about individual loan impairments and the need for any overall environmental factor or any adjustment of historical loss rates.

The Company monitors available credit on large lines to identify any off-balance sheet credit risks that may arise. Available credit lines are also taken into consideration for loans that are individually tested for impairment amounts. Any lines for which there is insufficient collateral or other sources of repayment will have impairment amounts accrued for deficiencies above the amount of the outstanding loan balance. The Company generally has the contractual right to suspend available credit on a commitment when a contractual default occurs. Available lines are generally suspended, except for the completion of construction projects, when loans are restructured. The Company did not have a liability accrued for any off-balance sheet credit risks at December 31, 2011.

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

Other Real Estate

Other real estate acquired through partial or total satisfaction of loans is carried at the lower of fair value, net of estimated costs to sell, or cost. The original cost of other real estate is recognized as the fair value of the property, net of estimated costs to sell, at the date of acquisition (foreclosure or transfer). Any loss incurred at the date of acquisition is charged to the allowance for loan losses. Gains or losses incurred subsequent to the date of acquisition are reported in current operations. Related operating income and expenses are reported in current operations.

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

Income Taxes

The Company, the Bank and the Bank's wholly owned subsidiaries file consolidated Federal and state income tax returns. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Deferred income tax expenses (benefits) result from changes in deferred tax assets and liabilities between reporting periods. A valuation allowance, if needed, reduces deferred tax assets to the expected amount most likely to be realized. Realization of deferred tax assets is dependent upon the generation of a sufficient level of future taxable income and recoverable taxes paid in prior years. Interest and penalties assessed by the taxing authorities are classified as income tax expense in the statement of operations.

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

Restricted Cash Balances

The Company has entered into an interest rate swap agreement designed to convert floating rate interest payments on subordinated debentures into fixed rate payments. The Company had pledged interest bearing bank balances as collateral to an interest rate swap counterparty in the amounts of $1.861 million at December 31, 2011 and $1.500 million at December 31, 2010.

The Company holds $200 thousand in certificates of deposit in commercial banks as compensating balances for a third party debit card processor and a third party credit card originator. The certificates of deposit are included in interest-bearing bank balances.

Recent Pronouncements

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

Recent Pronouncements: (Continued)

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

Accounting Standards Update No. 2011-02, “Receivables (Topic 310) – A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring." ASU 2011-02 provides guidance and clarification to help in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (1) the restructuring constitutes a concession, and (2) the debtor is experiencing financial difficulties. ASU 2011-02 became effective for the Company as of July 1, 2011, and was applied retrospectively to restructurings occurring on or after January 1, 2011. For purposes of measuring impairment of those receivables that were newly considered impaired, the provisions of ASU 2011-02 were applied prospectively as of July 1, 2011. The adoption of ASU 2011-02 did not have a material impact on the Company’s financial position or results of operations.

Accounting Standards Update No. 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements." ASU 2011-03 provides guidance related to the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 clarifies the guidance related to whether an entity has maintained effective control over transferred assets and therefore must treat the transaction as a financing rather than as a sale. ASU 2011-03 provides that the criterion pertaining to an exchange of collateral should not be a determining factor in assessing effective control. The assessment of effective control must focus on a transferor's contractual rights and obligations with respect to transferred financial assets, not on whether the transferor has the practical ability to perform in accordance with those rights or obligations. Therefore, the amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. ASU 2011-03 will be effective for the Company as of January 1, 2012. Adoption of ASU 2011-03 is not expected to have a material impact on the Company's financial position or results of operations.

Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS." ASU 2011-04 clarifies how fair values should be measured for instruments classified in stockholders' equity and under what circumstances premiums and discounts should be applied in fair value measurements. The guidance also permits entities to measure fair value on a net basis for financial instruments that are managed based on net exposure to market risks or counterparty credit risks. Required new disclosures for financial instruments classified as Level 3 fair values include (1) quantitative information about unobservable inputs used in measuring fair values, (2) qualitative discussion of the sensitivity of fair value measurements to changes in unobservable inputs and (3) a description of the valuation processes used. ASU 2011-04 also requires disclosure of fair value levels for financial instruments that are not recorded at fair value but for which fair value is required to be disclosed. ASU 2011-04 will be effective for the Company prospectively for interim and annual periods beginning on January 1, 2012. Adoption of ASU 2011-04 is not expected to have a material impact on the Company's financial position or results of operations.

Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income." ASU 2011-05 requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. ASU 2011-05 will be effective for the Company retrospectively for interim and annual periods beginning on January 1, 2012. Certain provisions related to the presentation of reclassification adjustments were deferred by ASU 2011-12 as noted below. Adoption of ASU 2011-05 is not expected to have a material impact on the Company's financial position or results of operations.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 1: (Continued)

Recent Pronouncements: (Continued)

Accounting Standards Update No. 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities." ASU 2011-11 requires the disclosure of both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing and lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU 2011-11 is effective for interim and annual periods beginning on January 1, 2013. Adoption of ASU 2011-11 is not expected to have a material impact on the Company's financial position or results of operations.

Accounting Standards Update No. 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." ASU 2011-12 defers changes in ASU 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to redeliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 is effective concurrent with the effective date of ASU 2011-05.

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

Level 2 Inputs – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds or credit risks) or inputs that are derived principally from or corroborated by market data.

Level 3 Inputs – Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 2:  (Continued)

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at December 31, 2011, Using
	Assets/Liabilities Measured at Fair Value	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
U.S. Government sponsored entities	$58,792	$—	$58,792	$—
Mortgage-backed investments	203,686	—	203,686	—
Obligations of states and political subdivisions	54,142	—	54,142	—
Collateralized debt obligations	819	—	—	819
Other debt securities	3,335	—	3,335	—
Total securities available for sale	$320,774	$—	$319,955	$819
Interest rate swap asset	—	—	—	—
Mortgage derivative assets	269	—	—	269
	$321,043	$—	$319,955	$1,088

Interest rate swap liability	$1,834	$—	$—	$1,834
Mortgage derivative liabilities	291	—	—	291
	$2,125	$—	$—	$2,125

		Fair Value Measurements at December 31, 2010, Using
	Assets/Liabilities Measured at Fair Value	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
U.S. Government sponsored entities	$58,611	$—	$58,611	$—
Mortgage-backed investments	173,921	—	173,921	—
Obligations of states and political subdivisions	41,828	—	41,828	—
Collateralized debt obligations	934	—	—	934
Other debt securities	1,635	—	1,635	—
Total securities available for sale	$276,929	$—	$275,995	$934
Interest rate swap asset	817	—	—	817
Mortgage derivative assets	246	—	—	246
	$277,992	$—	$275,995	$1,997

Interest rate swap liability	$—	$—	$—	$—
Mortgage derivative liabilities	28	—	—	28
	$28	$—	$—	$28

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

Obligations of states and political subdivisions. Municipal securities include investments that are traded in a dealer market and investments that trade infrequently and are reported using Level 2 inputs. The fair value measurements are obtained from both an independent pricing service and from a pricing matrix that considers observable inputs such as dealer quotes, market yield curves, credit information (including observable default rates) and the instrument's contractual terms and conditions, obtained from a municipal security data provider.

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

Mortgage derivatives.  Mortgage derivative assets and liabilities represent the fair values of the interest rate lock commitments (IRLCs) of the Company to originate mortgages at certain rates as well as the commitments, or forward sale agreements (FSAs), to sell the mortgages to investors at locked prices within a specified period of time. The Company uses an internal valuation model with observable market data inputs consisting primarily of dealer quotes, market yield curves and estimated servicing values, and non-observable inputs such as credit-related adjustments and estimated pull-through rates. These instruments are classified as Level 3 fair values. Mortgage derivative assets are included in other assets and mortgage derivative liabilities are included in other liabilities in the Company’s statement of condition.

Interest rate swap.  The interest rate swap is valued using a discounted cash flow model. Future net cash flows are estimated based on the forward LIBOR rate curve, the payment terms of the swap and potential credit events. These cash flows are discounted using a rate derived from the forward swap curve, with the resulting fair value being classified as a Level 3 valuation.

The following table reports the activity for 2011 in assets measured at fair value on a recurring basis using significant unobservable (Level 3) inputs.

	Year Ended December 31, 2011
(Dollars in thousands)	Collateralized Debt Obligations	Mortgage Derivatives	Interest Rate Swap
Beginning Balance	$934	$218	$817
Total gains or losses (realized/unrealized):
Other-than-temporary impairment included in earnings	(631)	—	—
Other-than-temporary impairment transferred from other comprehensive income	263	—	—
Other gains/losses included in other comprehensive income	253	—	(3,171)
Net swap settlement recorded	—	—	520
IRLC and FSA issuances	—	398	—
IRLC and FSA expirations and fair value changes included in earnings	—	(398)	—
IRLC transfers into closed loans/FSA transferred on sales	—	(240)	—
Ending Balance	$819	$(22)	$(1,834)

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(631)	$—	$(520)

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 2:  (Continued)

The following table reports the activity for 2010 in assets measured at fair value on a recurring basis using significant unobservable (Level 3) inputs.

	Year Ended December 31, 2010
(Dollars in thousands)	Collateralized Debt Obligations	Mortgage Derivatives	Interest Rate Swap
Beginning Balance	$1,080	$84	$—
Total gains or losses (realized/unrealized):
Other-than-temporary impairment included in earnings	(403)	—	—
Other-than-temporary impairment included in other comprehensive income	(32)	—	—
Other gains/losses included in other comprehensive income	289	—	817
Net swap settlement recorded	—	—	—
IRLC and FSA issuances	—	702	—
IRLC and FSA expirations and fair value changes included in earnings	—	(188)	—
IRLC transfers into closed loans/FSA transferred on sales	—	(380)	—
Ending Balance	$934	$218	$817

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(403)	$—	$—

The following table reports the activity for 2009 in assets measured at fair value on a recurring basis using significant unobservable (Level 3) inputs.

	Year Ended December 31, 2009
(Dollars in thousands)	Collateralized Debt Obligations	Mortgage Derivatives
Beginning Balance	$—	$—
Total gains or losses (realized/unrealized):
Other-than-temporary impairment included in earnings	(829)	—
Other-than-temporary impairment included in other comprehensive income	(2,698)	—
Other gains/losses included in other comprehensive income	641	—
Transfers in and/or out of Level 3	3,966	84
Ending Balance	$1,080	$84

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(829)	$—

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 2:  (Continued)

The following tables summarize assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements Using
	For the Year-to-Date Ended	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	12/31/11 (a)	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$15,533	$—	$—	$15,533
Loan foreclosures	11,304	—	—	11,304
Other real estate	13,788	—	—	13,788

The following tables summarize assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements Using
	For the Year-to-Date Ended	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	12/31/10 (a)	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$27,335	$—	$—	$27,335
Loan foreclosures	5,013	—	—	5,013
Loans transferred to HFS	—	—	—	—
Other real estate	12,498	—	—	12,498

The following tables summarize assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements Using
	For the Year-to-Date Ended	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	12/31/09 (a)	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$67,492	$—	$—	$67,492
Loan foreclosures	17,899	—	—	17,899
Loans transferred to HFS	—	—	—	—
Other real estate	11,464	—	—	11,464
Bankers bank stock	—	—	—	—
Goodwill	—	—	—	—
Intangible assets	—	—	—	—

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

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 2:  (Continued)

The following table summarizes losses recognized related to nonrecurring fair value measurements of individual assets or portfolios:

(Dollars in thousands)	2011	2010	2009
Impaired loans	$8,303	$6,550	$26,135
Loan foreclosures	4,892	4,080	12,025
Loans transferred to HFS	—	325	3,189
Other real estate	5,093	2,323	4,101
Bankers bank stock	—	—	78
Goodwill	—	—	32,572
Intangible assets	—	—	1,248

Gains and losses recognized due to fair value re-measurements are recorded in the consolidated statements of operations in (1) provision for loan losses for impaired loans, loan foreclosures and loans held for sale and (2) foreclosed property expenses for other real estate. The loss on bankers bank stock was recorded in other income. The goodwill and intangible asset impairments were recorded as separate noninterest expense line items.

Impaired Loans.  Collateral dependent loans, which are loans for which the repayment is expected to be provided solely by the underlying collateral, are valued for impairment purposes by using the fair value of the underlying collateral. For collateral dependent loans, collateral values are estimated using Level 3 inputs based on observable market data and other internal estimates.

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

Goodwill.  Goodwill is tested for impairment on an annual basis and also when there are indicators that an impairment may have occurred. The Company evaluated its goodwill asset as of March 31, 2009 and again at December 31, 2009 after the stock price continued to fall from $8.46 per share at December 31, 2008 to $6.12 per share at March 31, 2009 and to $2.21 per share at December 31, 2009 and as the Company continued to accrue for growing losses in the real estate construction loan portfolio during the first quarter and again during the fourth quarter. The implied fair value of goodwill was determined after valuing the community banking unit of the Company using Level 3 inputs based primarily on (1) historical deal prices for community banks, adjusted for bank size and credit quality factors and (2) discounted cash flow analyses. The implied fair value of goodwill was determined as a residual amount after allocating the estimated value of the net assets of the community banking unit to its identifiable recognized and unrecognized, both tangible and intangible, assets and liabilities in a manner similar to the purchase accounting allocations required by applicable accounting principles. These allocations required the estimation of the fair values of identifiable assets and liabilities, both recognized and unrecognized, primarily using Level 3 inputs such as discounted cash flow analyses utilizing cash flow projections, credit assumptions, and discount rate assumptions and other adjustments that management assumes that a market participant would use. The implied fair value of goodwill at March 31, 2009, which had a carrying value of $32.572 million, was estimated to be $16.772 million, requiring an impairment charge of $15.800 million. The implied fair value of goodwill at December 31, 2009, which had a carrying value of $16.772 million, was estimated to be zero, requiring an impairment charge of $16.772 million.

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

Fair Value of Financial Instruments

The following table presents the carrying amounts and fair values of the Company’s financial instruments at December 31, 2011 and December 31, 2010:

	December 31, 2011		December 31, 2010
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and short-term investments	$104,367	$104,367	$142,202	$142,202
Securities available for sale	320,774	320,774	276,929	276,929
Loans held for sale	26,073	27,053	6,242	6,242
Loans held for investment	981,387	921,351	1,044,121	965,894
Agency accounts receivable	217	217	346	346
Accrued interest receivable	6,122	6,122	6,380	6,380
Nonmarketable equity investments	7,380	7,380	7,353	7,353
Investment in unconsolidated VIE	3,425	3,425	3,615	3,615
Mortgage derivative assets	269	269	246	246
Financial liabilities:
Noninterest-bearing deposits	231,718	231,718	212,199	212,199
NOW, MMDA and savings deposits	707,798	707,798	645,433	645,433
Certificates of deposit	431,947	439,518	517,780	527,971
Short-term borrowings	4,398	4,398	33,481	33,481
Other borrowings	43,001	45,193	50,416	53,213
Junior subordinated debt	30,928	25,204	30,928	25,123
Agency accounts payable	641	641	586	586
Accrued interest payable	1,023	1,023	1,470	1,470
Mortgage derivative liabilities	291	291	28	28
Other financial instruments:
Commitments to extend credit and letters of credit	(4)	(320)	(15)	(306)
Interest rate swap	(1,834)	(1,834)	817	817

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

Securities available for sale are predominantly valued based on prices obtained from an independent nationally recognized pricing service and market yield matrices. We use an external pricing service to electronically provide prices by CUSIP number. These prices include exchange quoted prices, dealer quoted prices and prices derived from market yields published by specialized financial database providers. We use the one price per instrument provided for the securities that the service can produce prices for. We do not adjust the prices that are obtained from external pricing services. Typically, all securities except for some small municipal issues and the collateralized debt obligations are priced by the primary external provider. For issues that are not priced by the primary provider, we use the pricing disclosed in the investment accounting product provided by a broker-dealer affiliate of a correspondent bank. The broker-dealer’s accounting system uses prices provided by (1) the same external pricing service that we use, (2) Standard & Poor’s, (3) matrix pricing with market yield inputs provided by Bloomberg and a municipal securities market data provider and (4) the broker-dealer’s trading staff. Any quotes provided by a broker-dealer are usually non-binding. However, the Company rarely uses solicited broker-dealer quotes to price any of its securities. The broker-dealer prices all municipal securities through its pricing matrix. At December 31, 2011, the only securities that were not priced by the primary provider were 13 municipal bonds representing 6 issuers and the collateralized debt obligations. We used the broker-dealer’s matrix prices for the municipal securities and a third-party provider’s modeled prices for the collateralized debt obligations (CDOs).

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

Mortgage origination and sale commitments are considered derivatives and are therefore carried at fair market value with the changes in fair value recorded in mortgage banking income. Mortgage-related commitments with positive values are carried in other assets and those with negative values are carried in other liabilities in the statement of condition. Mortgage derivatives are valued using a combination of market discount rates, dealer quotes, estimated servicing values and pull-through rates.

The interest rate swap is being used to hedge the interest cash flows on the Company’s junior subordinated debentures. It is valued using a discounted cash flow methodology with cash flows being estimated from the 3-month LIBOR curve and discount rates derived from the swap curve.

Note 3:  Securities Available for Sale

The following is a summary of the amortized cost and fair value of securities available for sale at December 31, 2011, and 2010:

	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in thousands)		Gains	Losses
December 31, 2011:
U.S. Government sponsored entities	$58,714	$174	$96	$58,792
Mortgage-backed investments	198,832	5,016	162	203,686
Obligations of states and political subdivisions	51,763	2,459	80	54,142
Collateralized debt obligations	3,137	—	2,318	819
Other debt securities	3,444	25	134	3,335
	$315,890	$7,674	$2,790	$320,774

December 31, 2010:
U.S. Government sponsored entities	$58,152	$650	$191	$58,611
Mortgage-backed investments	170,039	4,268	386	173,921
Obligations of states and political subdivisions	40,924	1,104	200	41,828
Collateralized debt obligations	3,768	—	2,834	934
Other debt securities	1,538	97	—	1,635
	$274,421	$6,119	$3,611	$276,929

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 3:  (Continued)

Provided below is a summary of securities available for sale which were in an unrealized loss position and the length of time that individual securities have been in a continuous loss position at December 31, 2011 and December 31, 2010. Securities on which we have taken only credit-related other-than-temporary-impairment (OTTI) write-downs are categorized as being “less than 12 months” or “12 months or more” in a continuous loss position based on the point in time that the fair value declined to below the amortized cost basis and not the period of time since the OTTI write-down.

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
December 31, 2011:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government sponsored entities	$23,734	$96	$—	$—	$23,734	$96
Mortgage-backed investments	32,280	162	—	—	32,280	162
Obligations of states and political subdivisions	7,613	80	—	—	7,613	80
Collateralized debt obligations	—	—	819	2,318	819	2,318
Other debt securities	2,317	134	—	—	2,317	134
	$65,944	$472	$819	$2,318	$66,763	$2,790
December 31, 2010:
U.S. Government sponsored entities	$10,898	$191	$—	$—	$10,898	$191
Mortgage-backed investments	35,821	386	—	—	35,821	386
Obligations of states and political subdivisions	5,898	162	317	38	6,215	200
Collateralized debt obligations	—	—	934	2,834	934	2,834
	$52,617	$739	$1,251	$2,872	$53,868	$3,611

At December 31, 2011 there were 19 U.S. government sponsored entity securities with unrealized losses less than 12 months. There were 16 mortgage-backed securities with unrealized losses less than 12 months. There were 20 municipal securities with unrealized losses less than 12 months. The unrealized losses associated with the U.S. government sponsored entity, mortgage-backed and municipal securities were primarily driven by changes in market rates and liquidity and not due to the credit quality of the securities.

There are five collateralized debt obligations that represent the majority of unrealized losses in the investment portfolio. These obligations are secured by commercial bank trust preferred securities. Management has evaluated these instruments for impairment as of each quarter end within the accounting guidelines for determining impairments for beneficial interests using the discounted cash flow approach prescribed, which required management to make assumptions concerning the estimates of the ultimate collectability of the contractual cash flows of the beneficial interests owned. Credit downgrades of the beneficial interests are also factored in when determining whether the impairments in these securities are other-than-temporary. The discounted cash flow estimates depend on the expected cash flows that the beneficial interest issuer will receive on its investments in the trust preferred securities (the CDO collateral) of the commercial bank investees. The ability of the banks that issued trust preferred securities to the beneficial interest issuer to pay their obligations is determined based on an analysis of the financial condition of the banks. Generally, the same factors that result in credit rating downgrades of the beneficial interests also result in negative adjustments to the expected cash flows of the underlying collateral. This analysis results in an estimate of the timing and amount of cash flows derived from a determination of how many would default on their obligations and how many would eventually pay off their obligations and the timing of those events. Those estimated cash flows would first pay off more senior beneficial interests if certain collateral coverage ratios are not maintained, with the remaining amounts eventually flowing through to the interests owned by the Company. Based on this type of analysis for each beneficial interest issuer, the cash flows of each of the five beneficial interests owned by the Company are projected and discounted to their present values and compared to the amortized cost book values of the interests. This analysis has resulted in other-than-temporary impairment (OTTI) conditions for all five of the securities since 2008. During 2011, three of the securities incurred other-than-temporary impairments that resulted in $631 thousand in credit-related losses being charged against earnings. During 2010, four of the securities incurred other-than-temporary impairments that resulted in $403 thousand in credit-related losses. The unrealized losses by individual security in the CDO portfolio as of December 31, 2011 ranged from 66% of amortized cost to 81% of amortized cost. Management believes that as the economy improves, the deferrals related to the CDO collateral will cure and provide enough cash flows to the CDOs for the Company to recover its adjusted book values.

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

	Year Ended December 31
(Dollars in thousands)	2011	2010	2009
Beginning balance	$1,232	$829	$—
OTTI credit losses on securities not previously impaired	—	—	724
OTTI credit losses on previously impaired securities	631	403	105
Ending balance	$1,863	$1,232	$829

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

The amortized cost and fair values of debt securities available for sale at December 31, 2011, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with, or without, call or prepayment penalties. Mortgage-backed securities receive monthly payments based on the cash flows of the underlying collateral. Therefore, their stated maturities do not represent the timing of principal amounts received and no maturity distributions are shown for these securities.

(Dollars in thousands)	Amortized Cost	Fair Value
One year or less	$27,286	$27,281
After one through five years	59,747	60,971
After five through ten years	24,929	26,010
After ten years	5,096	2,826
	117,058	117,088
Mortgage-backed investments	198,832	203,686

	$315,890	$320,774

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 3:  (Continued)

The following is a summary of the amortized cost and fair value of securities available for sale which were pledged to secure public deposits, short-term borrowings and for other purposes required or permitted by law:

	2011		2010
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Pledged to secure public and tax deposits	$184,739	$188,445	$158,839	$161,469
Pledged for Trust account deposits	3,902	4,084	4,877	4,990
Pledged for non-public repurchase agreements	8,049	8,458	37,420	37,109
Pledged for Fed funds purchased lines of credit	1,008	1,006	8,683	8,866
Pledged for interest rate swap	1,500	1,505	—	—
Pledged for letter of credit obtained	7,837	7,924	5,691	5,717
Pledged to an insurance commissioner	548	566	546	585
Total securities pledged	$207,583	$211,988	$216,056	$218,736

The following is a summary of gains and losses on securities available for sale:

(Dollars in thousands)	2011	2010	2009
Proceeds from sales	$114,435	$89,164	$17,240

Gross realized gains	2,838	2,346	467
Gross realized losses	(69)	(91)	(11)
Net gains from sales	$2,769	$2,255	$456
Gross recognized losses related to the credit component of other-than-temporary impairments	$631	$403	$829

Note 4:  Loans and Allowance for Loan Losses

The Bank's loan portfolio includes commercial, consumer, agricultural and residential loans originated primarily in its markets in central and north Mississippi, southwest Tennessee, central Alabama and the Florida panhandle. The following is a summary of the Bank's loans held for investment, net of unearned income of $2.045 million and $2.439 million at December 31, 2011, and 2010:

(Dollars in thousands)	December 31, 2011	December 31, 2010
Construction and land development loans	$69,325	$89,093
Other commercial real estate loans	505,180	557,638
Asset-based loans	37,540	28,132
Other commercial loans	117,790	105,094
Home equity loans	37,024	40,305
Other 1-4 family residential loans	186,815	195,184
Consumer loans	42,666	44,700
Total loans	$996,340	$1,060,146

The Bank uses loans as collateral for borrowings at the Federal Reserve Bank and a Federal Home Loan Bank. Approximately $18.005 million and $15.658 million of commercial and consumer loans were pledged to a line of credit with the Federal Reserve Bank at December 31, 2011 and December 31, 2010 respectively. Approximately $216.201 million and $247.422 million of individual real estate-secured loans were pledged to the Federal Home Loan Bank at December 31, 2011 and December 31, 2010, respectively.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 4:  (Continued)

During 2011 the Company purchased $31.144 million in participations of commercial loans extended to three companies. Additionally, the Company purchased $10.154 million of participations in 19 agricultural loans originated by an agribusiness customer. The commercial participations mature in five years while the agricultural participations mature during the first quarter of 2012. During 2010 the Company purchased two groups of participations in loans secured by church properties. The first group of 8 loan participations with a total face value of $10.062 million, secured by church properties in Florida, Georgia, Tennessee and Texas, were purchased at face value. The second group of 20 loan participations with a total face value of $26.968 million, secured by church properties in Florida, Georgia, Louisiana, North Carolina, Tennessee and Texas, were purchased for $26.159 million.

The Bank has made, and expects in the future to continue to make, in the ordinary course of business, loans to directors and executive officers of the Company and the Bank and to affiliates of these directors and officers. In the opinion of management, these transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than normal risk of collectiblity at the time of the transaction.  A summary of such outstanding loans follows:

(Dollars in thousands)	2011	2010
Loans outstanding at January 1	$4,485	$5,018
New loans and advances	13,341	13,182
Repayments	(15,879)	(11,380)
Retirements	(156)	(2,335)
Loans outstanding at December 31	$1,791	$4,485

The following table presents a summary of the past due status of all loans, including nonaccrual loans, by type at December 31, 2011:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
Construction and land development loans	$603	$—	$4,172	$4,775	$64,550	$69,325	$72
Other commercial real estate loans	2,194	679	9,792	12,665	492,515	505,180	279
Asset based loans	—	—	—	—	37,540	37,540	—
Other commercial loans	546	442	419	1,407	116,383	117,790	50
Home equity loans	121	37	141	299	36,725	37,024	—
Other 1-4 family residential loans	2,978	303	981	4,262	182,553	186,815	174
Consumer loans	214	67	41	322	42,344	42,666	27
Total	$6,656	$1,528	$15,546	$23,730	$972,610	$996,340	$602

The following table presents a summary of the past due status of all loans, including nonaccrual loans, by type at December 31, 2010:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
Construction and land development loans	$1,295	$388	$11,190	$12,873	$76,220	$89,093	$274
Other commercial real estate loans	997	1,453	11,632	14,082	543,556	557,638	—
Asset based loans	—	—	—	—	28,132	28,132	—
Other commercial loans	873	48	2,028	2,949	102,145	105,094	99
Home equity loans	453	—	220	673	39,632	40,305	—
Other 1-4 family residential loans	2,396	452	2,549	5,397	189,787	195,184	564
Consumer loans	315	147	46	508	44,192	44,700	14
Total	$6,329	$2,488	$27,665	$36,482	$1,023,664	$1,060,146	$951

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 4:  (Continued)

Loans are placed into nonaccrual status when, in management’s opinion, the borrowers may be unable to meet their payment obligations, which typically occurs when principal or interest payments are more than 90 days past due. The following table presents a summary of the nonaccrual status of loans by type at December 31, 2011 and December 31, 2010 and other nonperforming assets:

(Dollars in thousands)	December 31, 2011	December 31, 2010
Construction and land development loans	$4,398	$13,993
Other commercial real estate loans	9,937	13,027
Asset based loans	—	—
Other commercial loans	913	2,151
Home equity loans	474	303
Other 1-4 family residential loans	1,422	3,560
Consumer loans	33	93
Total nonaccrual loans	$17,177	$33,127
Other real estate owned	36,952	31,125
Total nonperforming credit-related assets	$54,129	$64,252

Accruing loans past due 90 days or more	$602	$951
Loans restructured and in compliance with modified terms	$19,662	$18,052

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

The following table presents a summary of loans by credit risk rating at December 31, 2011.

(Dollars in thousands)	Construction	Other Commercial Real Estate	Asset-Based	Other Commercial
10 and 20	$—	$—	$—	$11,085
30-32	45,982	406,498	29,296	103,359
40	5,185	57,912	7,096	1,802
50	13,059	40,770	1,148	1,466
60	5,099	—	—	78
Total	$69,325	$505,180	$37,540	$117,790

(Dollars in thousands)	Home Equity	Other 1-4 Family	Consumer	Total
10 and 20	$—	$119	$13,486	$24,690
30-32	35,824	172,182	28,471	821,612
40	585	8,205	544	81,329
50	615	6,216	162	63,436
60	—	93	3	5,273
Total	$37,024	$186,815	$42,666	$996,340

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

During 2011 the Company changed the way that it calculated the historical loss rates that were applied to the various risk pools of loans in determining the allowance for loan losses for loans not individually tested for impairment. Loss rates are calculated by loan type including the major categories of construction and land development, 1-4 family residential, commercial real estate secured, commercial and industrial and consumer loans. The Company has historically used a conservatively adjusted 13-year historical period for loss rates, believing that this time frame incorporated a broader range of economic and business cycles than a shorter time frame and gave a better estimate of expected losses. In September 2011, management began using a shorter historical period of five years, calculating a five year average loss rate by class of loan. This change was prompted by management and regulatory concerns about the current economic environment, observed industry changes and trends as well as management's view of the current business cycle and environment. Because of a conservative treatment of the former longer historic loss rate period - primarily by adjusting the 13-year average loss rate by two standard deviations in an attempt to include low probability events in the loss rate - there was no material difference between it and the new five year convention. The five year convention is a straight historical average which naturally includes recent high-loss years. Given the immaterial difference in the two calculations, no adjustment was required to the provision for loan losses. Management does believe that going forward the five year historical loss calculation will better reflect the risks inherent in the recent and current credit environment and that it is more appropriate than an even shorter historical period (e.g., three years) because a shorter period would too heavily weight improved periods and too quickly remove recent periods that included larger losses caused by factors that could still reasonably exist latent in the makeup of the loan class.

The Company uses environmental factors to adjust loss rates to reflect economic conditions and other circumstances that imply risk of loss in the current environment that is not necessarily reflected in the historical loss rates. At December 31, 2011 the Company adjusted the five-year loss rates by an economic environmental factor based on recessionary conditions and an illiquid market for undeveloped real estate collateral. The loss rate applied to commercial real estate loans was adjusted upward by 10 basis points. The loss rate applied to commercial, agricultural and municipal loans was adjusted upward by 50 basis points given their dependency on cash flows which are at risk absent a growing economy.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 4:  (Continued)

The following table summarizes loans that were individually reviewed for impairment allowances at December 31, 2011:

(Dollars in thousands)	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance:
Construction and land development loans	$9,539	$13,915	$—	$10,665	$419
Other commercial real estate loans	33,048	36,117	—	33,597	1,361
Asset based loans	—	—	—	—	—
Other commercial loans	433	460	—	1,920	83
Home equity loans	159	159	—	291	4
Other 1-4 family residential loans	4,466	4,732	—	4,476	229
Consumer loans	128	154	—	147	14
Loans with a specific valuation allowance:
Construction and land development loans	$8,620	$11,294	$1,750	$10,991	$356
Other commercial real estate loans	7,722	8,471	894	10,005	314
Asset based loans	—	—	—	—	—
Other commercial loans	1,111	1,111	485	2,099	91
Home equity loans	456	456	166	457	7
Other 1-4 family residential loans	1,843	1,843	397	1,848	93
Consumer loans	37	37	37	50	3
Total:
Construction and land development loans	$18,159	$25,209	$1,750	$21,656	$775
Other commercial real estate loans	40,770	44,588	894	43,602	1,675
Asset based loans	—	—	—	—	—
Other commercial loans	1,544	1,571	485	4,019	174
Home equity loans	615	615	166	748	11
Other 1-4 family residential loans	6,309	6,575	397	6,324	322
Consumer loans	165	191	37	197	17

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 4:  (Continued)

The following table summarizes loans that were individually reviewed for impairment allowances at December 31, 2010:

(Dollars in thousands)	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans *
Loans without a specific valuation allowance:
Construction and land development loans	$20,531	$29,004	$—	$20,641
Other commercial real estate loans	45,611	49,868	—	46,488
Asset based loans	—	—	—	—
Other commercial loans	7,028	8,049	—	7,288
Home equity loans	508	508	—	513
Other 1-4 family residential loans	4,695	4,961	—	4,721
Consumer loans	474	485	—	505
Loans with a specific valuation allowance:
Construction and land development loans	$12,900	$13,921	$2,871	$12,936
Other commercial real estate loans	8,716	8,716	1,582	8,940
Asset based loans	—	—	—	—
Other commercial loans	1,268	1,419	809	1,387
Home equity loans	45	45	45	45
Other 1-4 family residential loans	2,304	2,304	765	2,317
Consumer loans	129	129	60	138
Total:
Construction and land development loans	$33,431	$42,925	$2,871	$33,577
Other commercial real estate loans	54,327	58,584	1,582	55,428
Asset based loans	—	—	—	—
Other commercial loans	8,296	9,468	809	8,675
Home equity loans	553	553	45	558
Other 1-4 family residential loans	6,999	7,265	765	7,038
Consumer loans	603	614	60	643

* These are the average year-to-date balances of loans that were reviewed for impairment in the December 31, 2010 testing.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 4:  (Continued)

The following table summarizes activity in the allowance for loan losses for 2011 by loan category:

(Dollars in thousands)	Construction	Other CRE	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of year	$3,942	$2,763	$4,442	$3,701	$1,177	$—	$16,025
Provision charged to expense	2,159	5,308	971	904	378	—	9,720
Losses charged off	(2,935)	(4,446)	(2,534)	(2,142)	(952)	—	(13,009)
Recoveries	965	448	468	144	192	—	2,217
Balance, end of year	$4,131	$4,073	$3,347	$2,607	$795	$—	$14,953
Ending balance:
individually evaluated for impairment	$1,750	$894	$485	$563	$37	$—	$3,729
Ending balance:
collectively evaluated for impairment	$2,381	$3,179	$2,862	$2,044	$758	$—	$11,224
Ending balance:
loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—
Loans:
Ending balance	$69,325	$505,180	$155,330	$223,839	$42,666	$—	$996,340
Ending balance:
individually evaluated for impairment	$18,159	$40,770	$1,544	$6,924	$165	$—	$67,562
Ending balance:
collectively evaluated for impairment	$51,166	$464,410	$153,786	$216,915	$42,501	$—	$928,778
Ending balance:
loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—
The following table summarizes activity in the allowance for loan losses for 2010 by loan category:

(Dollars in thousands)	Construction	Other CRE	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of year	$7,416	$5,959	$5,893	$3,407	$1,339	$—	$24,014
Provision charged to expense	693	4,164	1,885	2,027	451	—	9,220
Losses charged off	(5,471)	(7,854)	(3,617)	(1,854)	(859)	—	(19,655)
Recoveries	1,304	494	281	121	246	—	2,446
Balance, end of year	$3,942	$2,763	$4,442	$3,701	$1,177	$—	$16,025
Ending balance:
individually evaluated for impairment	$2,871	$1,582	$809	$810	$60	$—	$6,132
Ending balance:
collectively evaluated for impairment	$1,071	$1,181	$3,633	$2,891	$1,117	$—	$9,893
Ending balance:
loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—
Loans:
Ending balance	$89,093	$557,638	$133,226	$235,489	$44,700	$—	$1,060,146
Ending balance:
individually evaluated for impairment	$33,431	$54,327	$8,296	$7,552	$603	$—	$104,209
Ending balance:
collectively evaluated for impairment	$55,662	$503,311	$124,930	$227,937	$44,097	$—	$955,937
Ending balance:
loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 4:  (Continued)

Transactions in the allowance for loan losses are summarized as follows:

(Dollars in thousands)	2011	2010	2009
Balance at January 1	$16,025	$24,014	$24,918
Loans charged off	(13,009)	(19,330)	(48,051)
Charge offs resulting from write-downs of loans transferred to held for sale status	—	(325)	(3,189)
Recoveries	2,217	2,446	735
Net charge-offs	(10,792)	(17,209)	(50,505)
Provision for loan losses	9,720	9,220	49,601
Balance at December 31	$14,953	$16,025	$24,014

Restructured loans are considered to be impaired loans. A troubled debt restructuring occurs when a creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. That concession either stems from an agreement between the creditor and the debtor or is imposed by law or a court. The following table presents information about the Company’s impaired loans as of and for the years ended December 31, 2011, and 2010:

	December 31, 2011		December 31, 2010
(Dollars in thousands)	Recorded Balance	Allowance	Recorded Balance	Allowance
Restructured loans with an allowance:
Construction and land development loans	$136	$61	$2,135	$450
Other commercial real estate loans	4,018	320	2,086	160
Other commercial loans	387	117	210	175
Other 1-4 family residential loans	199	76	1,179	512
Restructured loans without an allowance:
Construction and land development loans	2,725	—	—	—
Other commercial real estate loans	17,002	—	12,333	—
Other commercial loans	119	—	—	—
Other 1-4 family residential loans	1,194	—	167	—
Total restructured loans	$25,780	$574	$18,110	$1,297

At December 31, 2011, there were $356 thousand in available credit commitments for construction and land development restructured loans. At December 31, 2010, there were no available credit commitments for any restructured loans.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 4:  (Continued)

The following table summarizes the activity for troubled debt restructurings that occurred during 2011.

(Dollars in thousands)	Number of Loans Modified	Pre Modification Balance	Post Modification Balance
Interest Rate Modifications:
Construction and land development loans	3	$1,125	$1,125
Other commercial real estate loans	3	674	672
Other commercial loans	1	10	10
Other 1-4 family residential loans	3	157	157
Total rate modifications	10	$1,966	$1,964

Term Extensions and Renewals:
Construction and land development loans	6	$3,685	$3,483
Other commercial real estate loans	7	9,694	9,663
Other commercial loans	1	1,797	1,747
Other 1-4 family residential loans	3	537	536
Total extensions and renewals	17	$15,713	$15,429
Total loans restructured	27	$17,679	$17,393

The following table presents loans modified under the terms of a TDR that became 90 days or more delinquent or were foreclosed on during 2011 that were initially restructured during 2011.

(Dollars in thousands)	Number of Loans	Amortized Cost
Construction and land development loans	2	$1,951
Other commercial real estate loans	5	6,655
Other 1-4 family residential loans	4	306
Total subsequent defaults	11	$8,912

The defaults for construction and land development loans for were foreclosures. Three loans for $1.118 million of the defaults for other commercial real estate loans were foreclosures, with the remaining balances being subsequent ninety day past due defaults. The other 1-4 family loans were all subsequent ninety day past due defaults.

Note 5:  Bank Premises and Equipment

The following is a summary of bank premises and equipment at December 31, 2011 and 2010:

(Dollars in thousands)	2011	2010
Land	$12,365	$14,178
Buildings	36,293	36,292
Furniture, fixtures and equipment	19,901	19,890
Leasehold improvements	842	890
Construction in progress	131	428
	69,532	71,678
Less accumulated depreciation and amortization	31,543	30,982
	$37,989	$40,696

Amounts charged to operating expenses for depreciation and amortization of bank premises and equipment were $2.090 million in 2011, $2.310 million in 2010, and $2.841 million in 2009.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 5:  (Continued)

Rent expense applicable to operating leases was as follows for the years ended December 31:

(Dollars in thousands)	2011	2010	2009
Buildings and office space	$665	$581	$844
Computer equipment	13	284	399
Other equipment and autos	163	184	276
	841	1,049	1,519
Rental income	(41)	(42)	(47)
Net rent expense	$800	$1,007	$1,472

The Company is obligated under a number of noncancelable operating leases for premises and equipment. Minimum future lease payments for noncancelable operating leases at December 31, 2011, are as follows:

(Dollars in thousands)
2012	$573
2013	384
2014	300
2015	271
2016	233
After 2016	201
Total minimum lease payments	$1,962

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

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 6:  (Continued)

The following is a summary of intangible assets at December 31, 2010 and 2011:

	Core Deposit Intangible
	December 31
(Dollars in thousands)	2011	2010
Beginning Balance	$5,013	$5,439
Amortization expense	(427)	(426)
Ending Balance	$4,586	$5,013
Estimated amortization expense
2012	$427
2013	427
2014	427
2015	427
2016	427

The following tables summarize the gross carrying amounts and accumulated amortization balances of amortizing intangible assets as of December 31, 2011, and 2010:

	Core Deposit Intangible
	December 31
(Dollars in thousands)	2011	2010
Gross carrying amount	$7,060	$7,060
Accumulated amortization	(2,474)	(2,047)
Net carrying amount	$4,586	$5,013

Intangible assets with a determinable useful life are amortized over their respective useful lives. Core deposit intangibles have lives of 16 to 20 years with a remaining average life of 11.0 years at December 31, 2011.

Amortization expense for intangible assets having determinable useful lives amounted to $427 thousand in 2011, $426 thousand in 2010, and $440 thousand in 2009. Impairment charges for intangible assets having determinable useful lives amounted to $223 thousand in 2009.

Note 7:  Other Assets

The following is a summary of other assets at December 31, 2011, and 2010:

(Dollars in thousands)	2011	2010
Federal Home Loan Bank stock	$7,380	$7,353
Income taxes receivable	175	129
Deferred income tax	14,115	14,563
Investment in First M&F Statutory Trust I	928	928
Investment in low income housing tax credit entities	2,497	2,687
Other	2,829	3,806
	$27,924	$29,466

As a condition to borrowing funds from the Federal Home Loan Bank (FHLB) of Dallas, the Bank is required to purchase stock in the FHLB. No ready market exists for the stock, and it has no quoted market price. The investment in FHLB stock can only be redeemed by the FHLB at face value.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 8:  Deposits

The following is a summary of deposits at December 31, 2011, and 2010:

(Dollars in thousands)	2011	2010
Noninterest-bearing	$231,718	$212,199
Interest-bearing:
NOW and money market deposits	588,105	530,664
Savings deposits	119,693	114,769
Core certificates of deposit of $100 thousand or more	187,513	234,500
Other core certificates of deposit	227,867	268,272
Brokered certificates of deposit of $100 thousand or more	13,028	11,934
Other brokered certificates of deposit	3,539	3,074
Total interest-bearing	1,139,745	1,163,213
Total deposits	$1,371,463	$1,375,412

Interest expense on certificates of deposit of $100 thousand or more amounted to $4.265 million in 2011, $5.942 million in 2010 and $7.900 million in 2009.

The amount of overdrawn demand and savings deposits that were reclassified as loans held for investment were $492 thousand at December 31, 2011, and $627 thousand at December 31, 2010.

At December 31, 2011, the scheduled maturities of certificates of deposit are as follows:

(Dollars in thousands)
2012	$250,353
2013	93,564
2014	41,629
2015	44,254
2016	2,147
After 2016	—
$431,947

The amount of deposits of directors and executive officers and their related interests were $15.820 million at December 31, 2011, and $18.351 million at December 31, 2010.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 9:  Short-Term Borrowings

The following is a summary of information related to short-term borrowings:

	Balance Outstanding			Weighted Average Rate
(Dollars in thousands)	Maximum Month End	Average Daily	At Year End	During Year	At Year End
2011:
Federal funds purchased	$—	$—	$—	—%	—%
Securities sold under agreements to repurchase	27,082	10,855	4,398	0.33%	0.70%
	$27,082	$10,855	$4,398
2010:
Federal funds purchased	$—	$—	$—	—%	—%
Securities sold under agreements to repurchase	41,897	19,112	33,481	0.35%	0.17%
	$41,897	$19,112	$33,481
2009:
Federal funds purchased	$—	$117	$—	0.80%	—%
Securities sold under agreements to repurchase	12,985	10,331	8,642	0.93%	0.61%
	$12,985	$10,448	$8,642

Federal funds purchased represent primarily overnight borrowings through relationships with correspondent banks. Federal funds purchased may be obtained through secured or unsecured lines. The Company had $37.000 million in available Federal funds purchased lines with its correspondent banks. The Company has pledged $1.006 million in investment securities to secure certain Federal funds lines. Securities sold under agreements to repurchase generally have maturities of less than 30 days and are collateralized by U. S. Treasury securities and securities of U. S. Government agencies and sponsored entities. The Company has pledged $8.458 million in investment securities to secure repurchase agreements. The amounts of repurchase agreement obligations due to directors and their related interests were $2.919 million at December 31, 2011 and $4.810 million at December 31, 2010.

Note 10:  Other Borrowings

The following is a summary of other borrowings at December 31, 2011, and 2010:

(Dollars in thousands)	2011	2010
Company’s line of credit in the amount of $5,000,000, maturing in March 2012; secured by approximately 51% of the Bank’s common stock; interest payable quarterly at the prime rate with a floor of 3.50%	$3,292	$3,417

Bank’s advances from Federal Home Loan Banks	39,709	46,999
	$43,001	$50,416

Company’s junior subordinated debentures, interest payable quarterly at 90-day LIBOR plus 1.33% through March 2036; currently redeemable	$30,928	$30,928

The Company’s revolving correspondent line of credit, as modified in February and October 2011, requires two principal payments of at least $125 thousand each - one during the fourth quarter of 2011 and one during the first quarter of 2012. The October modification changed the line of credit from non-revolving to revolving. The line of credit contains certain restrictive covenants related to capital ratios, asset quality, returns on average assets, dividends and supervisory actions by the Company's regulators. The Company was current and in compliance with the covenants at December 31, 2011.

The Bank has advances and letters of credit from the Federal Home Loan Bank of Dallas (FHLB) collateralized by real estate-secured loans. The Bank must pledge collateral to obtain advances from the FHLB. Based on the amount of collateral pledged as of December 31, 2011 the Bank had approximately $431 thousand in available credit although any new advances could only be received after approval by the FHLB.

The Bank has a line of credit with the Federal Reserve Discount Window collateralized by commercial and consumer loans. The bank had a line of credit of approximately $10.081 million at December 31, 2011, all of which was available.

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

In November 2010 the Company entered into a forward-starting, pay-fixed, receive-floating interest rate swap with a notional value of $30 million designed to hedge the variability of interest payments when the junior subordinated debentures reset from a fixed rate of interest to a floating rate of interest on March 15, 2011. The interest rate swap payments became effective on March 15, 2011, and it terminates on March 15, 2018. The terms of the interest rate swap include fixed interest paid by the Company to the counterparty at a rate of 3.795% and floating interest paid from the counterparty to the Company based on 90-day LIBOR plus 1.33%. Based on its analysis, the Company expects the hedge to be highly effective.

Under the terms of an informal agreement with the Federal Reserve Bank of St. Louis, the Company must obtain prior approval by the Federal Reserve of the payment of interest on outstanding trust preferred securities and of the incurrence of additional debt by the holding company.

The following is a summary of FHLB advances at December 31, 2011, and 2010:

(Dollars in thousands)	2011	2010
Single payment advances maturing within 12 months of year end:
Balance	$—	$686
Range of rates	—%	0.16%
Single payment advances maturing after 12 months of year end:
Balance	$—	$—
Range of rates	—	—
Range of maturities	—	—
Amortizing advances:
Balance	$39,709	$46,313
Monthly payment amount	541	550
Range of rates	3.17%-7.83%	3.17%-7.83%
Range of maturities	2012-2020	2011-2020

Scheduled principal payments on FHLB advances at December 31, 2011, are as follows:

(Dollars in thousands)
2012	$6,494
2013	19,488
2014	2,260
2015	2,346
2016	8,339
After 2016	782
$39,709

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

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

The Company is involved as a limited partner in two low income housing tax credit entities. The Company has determined that it is not the primary beneficiary of these partnerships because it does not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance. The Company had a total investment and a total exposure in these entities of $2.497 million at December 31, 2011 and $2.687 million at December 31, 2010.

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

Standby and commercial letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. When issuing letters of credit, the Company applies the same credit policies and standards as it does in the normal lending process. Collateral is obtained based upon the Company's assessment of a customer's credit worthiness. A liability of $4 thousand is recognized at December 31, 2011, and a liability of $15 thousand is recognized at December 31, 2010, for the Company’s obligation to stand ready to perform related to standby letters of credit.

The maximum credit exposure in the event of nonperformance for loan commitments and letters of credit is represented by the contract amount of the instruments. A summary of these instruments at December 31, 2011, and 2010 follows:

(Dollars in thousands)	2011	2010
Commitments to extend credit	$126,455	$122,448
Standby letters of credit	1,580	6,169

At December 31, 2011 and December 31, 2010, there were no standby letters of credit issued on the Company’s behalf by any Federal Home Loan Banks. The Company generally uses these letters as security for public funds deposits and is obligated to the Federal Home Loan Bank if the letters of credit must be drawn upon.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 12:  (Continued)

The Company makes commitments to originate mortgage loans that will be held for sale. The total commitments to originate mortgages to be held for sale were $11.246 million at December 31, 2011, and $4.398 million at December 31, 2010. These commitments are accounted for as derivatives and marked to fair value through mortgage banking income. At December 31, 2011, mortgage origination-related derivatives with positive fair values of $134 thousand were included in other assets and derivatives with negative fair values of $167 thousand were included in other liabilities. At December 31, 2010, mortgage origination-related derivatives with positive fair values of $1 thousand were included in other assets and derivatives with negative fair values of $28 thousand were included in other liabilities.  The Company also engages in forward sales contracts with mortgage investors to purchase mortgages held for sale. Those forward sale agreements that have a determined price and expiration date are accounted for as derivatives and marked to fair value through mortgage banking income. At December 31, 2011 and 2010, the Company had $37.507 million and $7.745 million in locked forward sales agreements in place. At December 31, 2011, forward sale-related derivatives with positive fair values of $135 thousand thousand were included in other assets and derivatives with negative fair values of $124 thousand were included in other liabilities. At December 31, 2010, forward sale-related derivatives with positive fair values of $245 thousand were included in other assets and no derivatives with negative fair values were included in other liabilities.

Mortgages that are sold generally have recourse obligations if any of the first four payments become past due over 30 days under certain investor contracts and over 90 days under other investor contracts. The Company may also be required to repurchase mortgages that do not conform to FNMA or FHA underwriting standards or that contain critical documentation errors or fraud. The Company only originates for sale mortgages that conform to FNMA and FHA underwriting guidelines. The Company incurred a recourse loss of $4 thousand on one mortgage in 2011. No recourse losses were incurred in 2010 or 2009. Mortgages sold that were still in the recourse period were $42.146 million at December 31, 2011, and $27.984 million at December 31, 2010. The Company did not have a recourse liability recorded at December 31, 2011 or 2010.

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

Note 13:  Accumulated Other Comprehensive Income

The following is a summary of the gross amounts of accumulated other comprehensive income and the related income tax effects:

(Dollars in thousands)	Gross	Tax	Net
December 31, 2011:
Net unrealized gain on securities available for sale	$7,202	$2,688	$4,514
Net unrealized loss on other-than-temporarily impaired securities available for sale	(2,318)	(865)	(1,453)
Net unamortized pension costs	(4,272)	(1,593)	(2,679)
Net unrealized loss on cash flow hedge	(1,834)	(684)	(1,150)
	$(1,222)	$(454)	$(768)
December 31, 2010:
Net unrealized gain on securities available for sale	$5,342	$1,993	$3,349
Net unrealized loss on other-than-temporarily impaired securities available for sale	(2,834)	(1,057)	(1,777)
Net unamortized pension costs	(2,927)	(1,092)	(1,835)
Net unrealized gain on cash flow hedge	817	305	512
	$398	$149	$249
December 31, 2009:
Net unrealized gain on securities available for sale	$7,171	$2,675	$4,496
Net unrealized loss on other-than-temporarily impaired securities available for sale	(3,091)	(1,153)	(1,938)
Net unamortized pension costs	(3,476)	(1,297)	(2,179)
	$604	$225	$379

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

Accretion of the discount associated with the preferred stock is recognized as an increase to preferred stock dividends in determining net income available to common shareholders. The discount on the Class B, Series A Preferred Stock was being accreted over a five-year period using the effective yield method. The discount on the Class B, Series CD Preferred Stock is being accreted over an eight-year period. The discount accretion recognized on the Class B, Series A Preferred Stock was $188 thousand during 2010 and $201 thousand during 2009. The discount accretion recognized on the Class B, Series CD Preferred Stock was $231 thousand during 2010. The discount accretion recognized on the Class B, Series CD Preferred Stock was $1.174 million during 2011.

The following table summarizes preferred stock of the Company:

		Shares at		Shares at		Carrying Value
(Dollars in thousands)		December 31, 2011		December 31, 2010		December 31, 2011	December 31, 2010
	Rate	Authorized	Outstanding	Authorized	Outstanding
Class A	—	1,000,000	—	1,000,000	—	$—	$—
Class B:		1,000,000		1,000,000
Series A	5%		—		—	—	—
Series CD	2%		30,000		30,000	17,564	16,390
						$17,564	$16,390

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions in 2011, 2010 and 2009: expected dividend yields of 1.00%, 1.00% and 1.50%; expected volatility of 31.66%, 31.45% and 23.37%; risk-free interest rates of 2.84%, 3.28% and 2.47%; and expected lives of 7 years. Expected dividends are based on current dividend rates at the grant date. Expected volatility is estimated using the Company’s historical price variances over the prior ten years. The expected lives are calculated as the average of the contractual life and the vesting period, which approximates the Company’s historical experience. The estimated fair values of stock options at their grant date were $1.44 in 2011, $1.74 in 2010 and $1.28 in 2009. In determining the amounts of compensation expense to record for unvested stock options, the Company is using an estimated forfeiture rate of 9.45% (1.89% annual rate) for employee grants and 5.45% (1.09% annual rate) for Director grants based upon the history of the plan.

The following table shows the amounts of stock-based compensation that were included in salary and employee benefits expenses:

(Dollars in thousands, except share data)	2011	2010	2009
Stock option expense recognized, gross	$7	$11	$17
Adjustment for actual vs expected forfeitures	—	—	—
Stock option expense recognized, net	7	11	17
Restricted stock award expenses recognized, gross	136	170	256
Adjustment for actual vs expected forfeitures	(145)	(120)	(200)
Restricted stock award expenses recognized, net	(9)	50	56
Total stock-based compensation	(2)	61	73
Income tax benefits	1	(23)	(27)
Net stock-based compensation recognized	$(1)	$38	$46

The Company recognized $143 thousand in other expense in 2011 for the fair value of 42,133 shares of stock issued to Directors in lieu of quarterly fees. The Company recognized $133 thousand in other expense in 2010 for the fair value of 37,457 shares of stock issued to Directors in lieu of quarterly fees.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 15:  (Continued)

The following is a summary of stock awards activity:

	2005 Plan					1999 Plan
		Restricted Stock		Stock Options		Stock Options
	Shares Available for Grant	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2009	570,984	106,250	$16.823	12,000	$16.004	119,900	$15.995
Awards Granted	(4,000)	—	—	4,000	5.140	—	—
Vested	—	(6,000)	16.855	—	—	—	—
Forfeitures	23,250	(23,250)	16.754	—	—	—	—
Expired	—	—	—	—	—	(98,300)	16.195
December 31, 2009	590,234	77,000	16.841	16,000	13.288	21,600	15.087
Awards Granted	(2,000)	—	—	2,000	4.890	—	—
Vested	—	—	—	—	—	—	—
Forfeitures	15,400	(14,000)	16.278	(1,400)	16.051	(200)	17.000
Expired	—	—	—	—	—	(5,600)	12.127
December 31, 2010	603,634	63,000	16.995	16,600	12.043	15,800	16.018
Awards Granted	(3,000)	—	—	3,000	4.120	—	—
Vested	—	(6,000)	16.855	—	—	—	—
Forfeitures	12,800	(11,000)	16.915	(1,800)	13.840	—	—
Expired	—	—	—	—	—	—	—
December 31, 2011	613,434	46,000	$17.032	17,800	$10.526	15,800	$16.018

The following is a summary of stock options outstanding at December 31, 2011:

Exercise Price Range	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price- Options Outstanding	Options Exercisable	Weighted Average Exercise Price- Options Exercisable
$4.12 - 5.14	9,000	8.22	$4.74	2,000	$5.09
12.63 - 13.84	9,400	3.03	13.19	8,200	13.10
17.00 - 19.06	15,200	2.97	18.01	15,000	18.00
	33,600	4.40	$13.11	25,200	$15.38

There was no aggregate intrinsic value of options exercisable at December 31, 2011 or December 31, 2010. At December 31, 2011, there was a total of $11 thousand in unrecognized compensation costs, expected to be recognized over a weighted-average period of 3.3 years, related to stock options.

The Company has issued restricted stock awards to certain executives and senior officers. The awards vest over periods of one to seven years and are forfeited in their entirety if the officer leaves the Company before the end of the vesting term. Additionally the restricted shares include a performance condition that may accelerate vesting at the achievement of a diluted earnings per share and net income target. Non-achievement of the performance condition during the vesting period would not prevent vesting of the shares. Dividends are paid quarterly to restricted stock grantees. At December 31, 2011, there were $82 thousand in unrecognized compensation costs. The unrecognized costs at December 31, 2011, are expected to be recognized over a weighted-average period of nine months. The Company estimates that 4.00% (.57% annual rate) of the nonvested shares will be forfeited in determining net compensation expenses recognized. In May 2009, 6,000 shares of restricted stock with a fair value of $26 thousand became fully vested and outstanding. In June 2011, 6,000 shares of restricted stock with a fair value of $23 thousand became fully vested and outstanding.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 15:  (Continued)

In July 2010 the Board of Directors approved the reservation of 1,000,000 shares of authorized, unissued shares for issuance in lieu of cash for directors’ fees earned for 2010 and beyond. All shares are issued at market value and provide a convenient way for directors to receive shares of the Company based on the amount of directors fees that would otherwise be paid. Directors individually elect a percentage of their compensation, not less than 50%, to be received in common stock with the balance of the fees being paid in cash each quarter. For 2010, the Board authorized the issuance of 37,457 shares to directors in lieu of fees, and in 2011, 42,133 shares were issued to directors in lieu of fees.

Note 16:  Other Expenses

Significant components of other expenses are summarized as follows:

(Dollars in thousands)	2011	2010	2009
Telecommunications expenses	$909	$980	$1,043
Postage and shipping	896	875	926
Stationery and supplies	775	696	814
Marketing and business development expenses	1,139	1,014	1,351
Accounting, legal and professional fees	2,053	2,324	2,160
Insurance expense	911	836	782
Other	5,632	5,883	6,274
	$12,315	$12,608	$13,350

Note 17:  Income Taxes

The components of income tax expense (benefit) are as follows:

(Dollars in thousands)	Federal	State	Total
2011:
Current	$4	$—	$4
Deferred	864	143	1,007
Total	$868	$143	$1,011
2010:
Current	$4	$(137)	$(133)
Deferred	417	318	735
Total	$421	$181	$602
2009:
Current	$(6,221)	$(1,028)	$(7,249)
Deferred	(9,341)	(1,514)	(10,855)
Total	$(15,562)	$(2,542)	$(18,104)

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 17:  (Continued)

The differences between actual income tax expense (benefit) and expected income tax expense (benefit) are summarized as follows:

(Dollars in thousands)	2011	2010	2009
Amount computed using the Federal statutory rates on income before taxes	$1,831	$1,568	$(26,489)
Increase (decrease) resulting from:
Tax exempt income, net of disallowed interest deduction	(488)	(594)	(770)
State income tax expense (benefit), net of Federal effect	95	207	(1,677)
Life insurance income	(217)	(227)	(259)
Goodwill impairment expense	—	—	11,074
Low income housing tax credits	(248)	(330)	—
Other, net	38	(22)	17
	$1,011	$602	$(18,104)

The change in the net deferred taxes is a result of current period deferred tax expense (benefit), and changes in accumulated other comprehensive income. The components of the net deferred tax asset (liability) at December 31, 2011, and 2010 consist of the following:

(Dollars in thousands)	2011	2010
Allowance for loan losses	$5,566	$5,977
Loan fees	518	406
Purchase accounting adjustments	187	238
Nonperforming assets	4,432	3,131
Accrued expenses	148	71
Share-based compensation	277	324
Employee benefit plans	185	173
Net pension liability and unamortized pension costs	956	202
Unrealized loss on cash flow hedge	684	—
Net operating loss carry forward	5,606	7,989
Tax credit carry forward	982	507
Other	52	568
Total deferred tax assets	19,593	19,586
Fixed assets and depreciation	(1,460)	(1,448)
Federal Home Loan Bank stock dividends	(478)	(468)
Intangible assets	(1,290)	(1,438)
Prepaid expenses	(393)	(401)
Unrealized gain on securities available for sale	(1,823)	(936)
Unrealized gain on cash flow hedge	—	(305)
Other	(34)	(27)
Total deferred tax liabilities	(5,478)	(5,023)
	$14,115	$14,563

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 17:  (Continued)

In connection with the 2009 and 2010 net operating losses and estimated earnings for 2011, the Company had the following net operating losses and tax credits available for carryover for Federal and state income tax purposes at December 31, 2011:

(Dollars in thousands)	2009 NOL	Carried Back to Prior Years	2010 NOL (Earnings)	Estimated 2011 NOL (Earnings)	Total Carried Forward For Future Years	Expiring in 2029	Expiring in 2030	Expiring in 2031
Federal net operating loss	$38,353	$(23,653)	$4,321	$(6,000)	$13,021	$8,700	$4,321	$—
Mississippi net operating loss	34,371	(15,366)	4,707	(5,500)	18,212	13,505	4,707	—
Alabama net operating loss	3,206	(708)	(477)	(170)	1,851	1,851	—	—
Tennessee net operating loss	1,790	—	86	(50)	1,826	1,740	86	—
Florida net operating loss	654	—	20	25	699	654	20	25

					Tax Credit Amounts	Expiration Dates
Federal tax credits from 2009					$208	2029
Federal tax credits from 2010					299	2030
Federal tax credits from 2011					475	2031

No valuation allowance has been accrued for the deferred tax asset as it is more likely than not that the deferred tax assets will be recognized in the foreseeable future.

The Company had no material recognized uncertain tax positions as of December 31, 2011 and 2010 and therefore did not have any tax accruals in 2011 or 2010 related to uncertain positions.

Federal tax credits for 2011 include a $120 thousand credit related to an adjustment to the amended tax returns for 2006 and 2007. The Company carried back more than the allowable net operating losses for alternative minimum tax purposes and therefore, owes approximately $184 thousand in alternative minimum tax for 2007. This tax, net of $64 thousand in credits that were available but not taken in the amended 2006 return are available to be carried forward as tax credits.

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

(Dollars in thousands)	2011	2010
Change in benefit obligation:
Projected benefit obligation at beginning of year	$9,182	$8,643
Interest cost	448	468
Actuarial loss	1,478	614
Benefit payments	(563)	(543)
Projected benefit obligation at end of year	10,545	9,182
Change in plan assets:
Fair value of plan assets at beginning of year	8,640	8,115
Actual return on plan assets	(235)	874
Employer contributions	168	224
Benefit payments	(563)	(543)
Expenses	(29)	(30)
Fair value of plan assets at end of year	7,981	8,640
Funded status at measurement date	$(2,564)	$(542)

The following is a summary of amounts recorded in the consolidated statements of condition:

(Dollars in thousands)	2011	2010
Net pension asset	$—	$—

Net pension liability	$(2,564)	$(542)

Accumulated other comprehensive income, before income taxes	$4,272	$2,927

The following is a summary of information related to benefit obligations and plan assets:

(Dollars in thousands)	2011	2010
Projected benefit obligation	$10,545	$9,182
Accumulated benefit obligation	10,545	9,182
Fair value of plan assets	7,981	8,640

The following is a summary of the components of accumulated other comprehensive income:

(Dollars in thousands)	2011	2010
Unamortized prior service credit	$—	$(25)
Unamortized actuarial loss	4,272	2,952
Accumulated other comprehensive income	$4,272	$2,927

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 18:  (Continued)

Components of net periodic benefit costs and other amounts recognized in retained earnings and other comprehensive income:

(Dollars in thousands)	2011	2010	2009
Net Periodic Benefit Cost:
Interest cost	$448	$468	$486
Expected return on plan assets	(563)	(529)	(470)
Amortization of transition asset	—	—	(7)
Amortization of prior service credit	(25)	(37)	(37)
Recognized actuarial loss	984	885	906
Net periodic benefit cost	$844	$787	$878
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net (gain) loss	$2,304	$299	$(85)
Amortization of actuarial net loss	(984)	(885)	(906)
Amortization of transition asset	—	—	7
Amortization of prior service credit	25	37	37
Total recognized in other comprehensive income	$1,345	$(549)	$(947)
Total recognized in net periodic benefit cost and other comprehensive income	$2,189	$238	$(69)

The Company elected to amortize the unrecognized net gain or loss over a seven year period on a straight-line basis starting in 2007. For plan years up through 2006, the unrecognized gain or loss was amortized based on the average remaining service period of participants.

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic pension cost during 2012 is $2.136 million.

Total expenses recorded in the accompanying consolidated statements of operations related to the pension plan included the following components:

(Dollars in thousands)	2011	2010	2009
Net pension cost	$844	$787	$878
Payments for expenses made on behalf of the plan	32	43	39
Payments to PBGC for premiums	11	16	15
	$887	$846	$932

The following is a summary of weighted average assumptions:

	2011	2010	2009
Discount rate for determining current year’s costs	5.05%	5.60%	6.25%
Discount rate for determining year end benefit obligation	4.00%	5.05%	5.60%
Expected return on plan assets for determining current year’s costs	6.75%	6.75%	6.75%
Rate of compensation increase (plan is frozen)	—%	—%	—%

The discount rate used to determine the present value of the pension benefit obligation has decreased since 2008 as the Federal Reserve has acted to reduce market rates in its economic stimulation efforts. The decreases in the discount rate for 2009, 2010 and 2011 resulted in actuarial losses as the present values of the liabilities increased. The Company bases the discount rate on general corporate rates prevalent in the market on the actuarial measurement date.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 18:  (Continued)

The credit market disruptions and a severely slowing economy resulted in stock market losses in excess of 35% in 2008. The markets recovered some of the 2008 losses during 2009 and 2010, which resulted in positive plan returns. At the end of 2010, there was still uncertainty about the strength of the economic recovery going forward and the plan incurred investment losses in 2011. The lack of a market recovery would increase pension expense, which is dominated by the amortization of deferred actuarial gains and losses. Plan returns or losses that negatively deviate from expected returns result in increases in these actuarial deferred losses. Returns in excess of expectations would reduce the deferred actuarial loss and therefore would reduce pension expenses going forward.

The Company estimates the long-term rate of return on plan assets using historical returns, changes in asset mix, general economic conditions and industry practice. Historical annual returns on plan assets have normally ranged from losses of approximately 10% to gains in excess of 15%. The short-term volatility of these returns makes them an unreliable indicator of future long-term returns. Therefore, the historical plan rate of return is not used as a starting point, but rather as a guideline in determining the plan assumption for returns. The plan return was a 2.72% loss in 2011, a 10.77% profit in 2010 and a 16.25% profit in 2009. The mix of invested assets has remained relatively stable over the last five years with equity holdings representing between 45% and 60% of plan assets. The equity securities have brought more return volatility and higher expected returns to the portfolio. Management has operated under the general assumption that the long-term equity market returns will approximate the past 50 years, which provided an average 10% return, based upon stock market historical data. Current and expected economic conditions have also been considered in determining the estimate of long-term returns. Management also uses a survey of pension plan managers provided by a third party which indicates the rate of return assumptions that are predominant in the industry. At the end of 2006, management changed its investment horizon to coincide with the amortization period of the unamortized actuarial gain or loss. The assumption concerning expected returns for 2008 through 2010 was maintained at 2007 levels, which reflected management’s view of expected market returns over the investment horizon. The expected return assumption for 2011 was maintained at the same level as 2010. Management believes that the economy and the markets will recover enough over the next 5 to 7 years to allow the Company to achieve an expectation of 6.75% in annual returns over those periods. Management intends to terminate the Plan within the next 5 to 7 years.

The plan’s asset allocations at December 31, 2011, and 2010 by asset category were as follows:

	2011	2010
Interest-bearing bank balances	7%	5%
Debt securities	26%	32%
Equity securities	67%	63%
	100%	100%

Equity securities included 18,868 shares of the Company’s common stock at December 31, 2011, and 2010.

The following table summarizes the fair values of pension plan assets at December 31, 2011 by asset category.

		Fair Value Measurements at December 31, 2011, Using
	Assets/Liabilities Measured at Fair Value	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$548	$548	$—	$—
Equity securities – domestic	3,965	3,965	—	—
Equity securities – international	1,142	1,142	—	—
Mutual funds (bond funds)	214	214	—	—
Government debt securities	239	—	239	—
Corporate debt securities - domestic	1,528	—	1,528	—
Corporate debt securities - international	345	—	345	—
Total assets	$7,981	$5,869	$2,112	$—

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 18:  (Continued)

The following table summarizes the fair values of pension plan assets at December 31, 2010 by asset category.

		Fair Value Measurements at December 31, 2010, Using
	Assets/Liabilities Measured at Fair Value	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$398	$398	$—	$—
Equity securities – domestic	4,692	4,692	—	—
Equity securities – international	581	581	—	—
Mutual funds (bond funds)	212	212	—	—
Government debt securities	1,056	—	1,056	—
Corporate debt securities - domestic	1,389	—	1,389	—
Corporate debt securities - international	312	—	312	—
Total assets	$8,640	$5,883	$2,757	$—

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

(Dollars in thousands)
Year	Expected payments

2012	$622
2013	651
2014	688
2015	680
2016	682
2017 – 2021	3,370

The Company expects to make a contribution within a range of $150 thousand to $250 thousand to the pension plan in 2012.

Profit and Savings Plan

The Bank has a profit and savings plan which includes features such as an Employee Stock Ownership Plan (ESOP) and a 401(k) plan which provides for certain salary deferrals, covering substantially all full-time employees of the Bank and subsidiaries. The Bank matched employee 401(k) contributions equal to 50% of an employee's first 5% of salary deferral through 2004. Beginning in 2005, the Company matched contributions equal to 50% of an employee’s first 6% of salary deferral. Effective in May 2006, the Company began matching 60% of an employee’s first 6% of salary deferral for all employees with less than three years of credited service. Concurrently, the Company began matching 75% of an employee’s first 6% of salary deferral for all employees with three years or more of credited service. In March 2009 the Company cut the matching percentages in half. In September 2011 the Company returned the matching percentages to 60% of an employee's first 6% of salary deferral for employees with less than three years of credited service and 75% for all employees with three years or more of credited service. Total matching contributions for this plan were $402 thousand in 2011, $317 thousand in 2010 and $385 thousand in 2009. Additional contributions to the plan are at the discretion of the Board of Directors. Discretionary contributions, which are invested in the Company’s common stock, for this plan were $75 thousand in 2011, 2010 and 2009. ESOP shares are considered outstanding for basic earnings per share calculations. Dividends on ESOP shares are deducted from retained earnings when declared. The plan was amended in 2011 to allow employees to borrow from the plan. As of December 31, 2011, the plan had $142 thousand in loans receivable from employees.

At December 31, 2011, and 2010, the profit and savings plan owned 288,586 and 285,672 shares of the Company's common stock.

Nonqualified Deferred Compensation Plan

The Bank has a nonqualified deferred compensation plan for senior officers and executives of the Bank and its subsidiaries. The plan allows for the deferral of salary by the participants with the Company having the option of also making matching contributions and profit sharing contributions. The participants’ earnings credits are indexed to selected mutual fund returns. Matching contributions and profit sharing contributions vest evenly over a five (5) year period. The Company will use the earnings of Bank-owned life insurance policies to provide sufficient revenues to offset the cost of the liabilities incurred by participant earnings credits. Participants deferred $52 thousand of compensation during 2011, $51 thousand during 2010 and $67 thousand during 2009. The Company did not make any profit sharing contributions to the plan in 2011, 2010 or 2009. The plan also had distributions of $14 thousand in 2011, $23 thousand in 2010 and $80 thousand in 2009. Included in salaries and employee benefit expenses are credits for earnings declines of $2 thousand for 2011, charges for earnings increases of $40 thousand for 2010, and charges for earnings increases of $2 thousand in 2009. Also included in salaries and employee benefit expenses are administrative expenses of $4 thousand in 2011, $2 thousand in 2010 and $3 thousand in 2009.

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

(Dollars in thousands, except per share data)	2011	2010	2009
Net income (loss)	$4,373	$4,011	$(59,799)
Less: Preferred dividends	1,774	1,692	1,464
Add: Gain on exchange of preferred stock	—	12,867	—
Net income (loss) attributable to common stock	$2,599	$15,186	$(61,263)
Net income (loss) allocated to common stockholders:
Distributed	366	363	1,451
Undistributed	2,218	14,708	(62,106)
	$2,584	$15,071	$(60,655)
Weighted-average basic common and participating shares outstanding	9,180,997	9,150,980	9,157,752
Less: weighted average participating restricted shares outstanding	54,392	69,293	90,872
Weighted-average basic shares outstanding	9,126,605	9,081,687	9,066,880
Basic net income (loss) per share	$0.28	$1.66	$(6.69)
Weighted-average basic common and participating shares outstanding	9,180,997	9,150,980	9,157,752
Add: share-based options and stock warrant	—	—	—
	9,180,997	9,150,980	9,157,752
Less: weighted average participating restricted shares outstanding	54,392	69,293	90,872
Weighted-average dilutive shares outstanding	9,126,605	9,081,687	9,066,880
Dilutive net income (loss) per share	$0.28	$1.66	$(6.69)
Weighted-average shares of potentially dilutive instruments that are not included in the dilutive share calculation due to anti-dilutive effect:
Compensation plan-related stock options	33,117	38,942	62,184
Common stock warrant	513,113	513,113	432,983

Note 20:  Regulatory Matters

Federal banking regulations require that the Bank maintain certain cash reserves based on a percent of deposits. This requirement was $2.258 million, which was covered by $12.311 million in vault cash, at December 31, 2011. The Company is also required to hold a clearing balance of $2.000 million with the Federal Reserve. This clearing balance is included in interest bearing bank balances.

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

Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Total Capital and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2011, that all capital adequacy requirements have been met.

As of December 31, 2011, the most recent notification by the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 20:  (Continued)

The Company's and Bank's actual capital amounts and ratios as of December 31, 2011, and 2010, are also presented in the table:

	Actual		Minimum Capital		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011:
Total capital (to risk weighted assets):
Company	$141,434	12.09%	$93,564	8.00%	$—	—%
Bank	141,088	12.08%	93,410	8.00%	116,762	10.00%
Tier I capital (to risk weighted assets):
Company	126,810	10.84%	46,782	4.00%	—	—%
Bank	126,488	10.83%	46,705	4.00%	70,057	6.00%
Tier I capital (to average assets):
Company	126,810	8.17%	62,072	4.00%	—	—%
Bank	126,488	8.17%	61,933	4.00%	77,416	5.00%
December 31, 2010:
Total capital (to risk weighted assets):
Company	$135,291	11.30%	$95,790	8.00%	$—	—%
Bank	134,020	11.22%	95,568	8.00%	119,460	10.00%
Tier I capital (to risk weighted assets):
Company	120,310	10.05%	47,895	4.00%	—	—%
Bank	119,074	9.97%	47,784	4.00%	71,676	6.00%
Tier I capital (to average assets):
Company	120,310	7.74%	62,211	4.00%	—	—%
Bank	119,074	7.66%	62,155	4.00%	77,693	5.00%
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

The Bank is required to get prior approval from its primary regulators - the Federal Deposit Insurance Corporation and the State of Mississippi Department of Banking and Consumer Finance - to pay dividends to the Company.

In November 2009, the Company entered into an informal agreement with the Federal Reserve Bank of St. Louis (the “Federal Reserve”). The agreement requires prior approval by the Federal Reserve of (1) the declaration or payment by the Company of dividends to shareholders and (2) the payment of interest on outstanding trust preferred securities and the payment of dividends on outstanding TARP preferred stock and (3) the incurrence of additional debt. The agreement is not a “written agreement” for purposes of Section 8 of the Federal Deposit Insurance Act, as amended. The Federal Reserve approved, pursuant to the informal agreement, the common dividends payable to shareholders, the interest payment on the trust preferred securities and the dividends payable on the TARP preferred stock for 2010 and 2011.

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

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 21:  Derivative Financial Instruments

In November 2010 the Company entered into an interest rate swap designed to hedge the interest cash flows of its junior subordinated debentures. The swap became effective on March 15, 2011, which is the date on which the junior subordinated debentures switched from a fixed interest rate to a floating interest rate. The maturity date of the swap is March 15, 2018. The Company expects the hedge to be highly effective and it is being accounted for as a cash flow hedge. The unrealized gains and losses of the interest rate swap are being recorded in accumulated other comprehensive income until the interest payment due dates when the balances remaining in other comprehensive income are removed and charged or credited to interest expense. The swap is designed to make fixed rate payments at 3.795% to the counterparty and receive floating rate payments at three month LIBOR plus 1.33% from the counterparty. Government sponsored entity securities with a fair value of $1.505 million and cash of $1.861 million were pledged as collateral on the swap at December 31, 2011. Cash of $1.500 million was pledged as collateral on the swap at December 31, 2010.

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

The following tables summarize the Company’s derivative positions:

	As of December 31, 2011
	Asset Derivatives			Liability Derivatives
(Dollars in thousands)	Balance Sheet Classification	Notional Amount	Fair Value	Balance Sheet Classification	Notional Amount	Fair Value
Derivatives designated in cash flow hedging relationships:
Interest rate swap	Other assets	$—	$—	Other liabilities	$30,000	$1,834
Derivatives not designated as hedging instruments:
Forward sale agreements	Other assets	22,220	135	Other liabilities	15,287	124
Written interest rate options (locks)	Other assets	4,225	134	Other liabilities	7,021	167
Total derivatives		$26,445	$269		$52,308	$2,125

	As of December 31, 2010
	Asset Derivatives			Liability Derivatives
(Dollars in thousands)	Balance Sheet Classification	Notional Amount	Fair Value	Balance Sheet Classification	Notional Amount	Fair Value
Derivatives designated in cash flow hedging relationships:
Interest rate swap	Other assets	$30,000	$817	Other liabilities	$—	$—
Derivatives not designated as hedging instruments:
Forward sale agreements	Other assets	7,745	245	Other liabilities	—	—
Written interest rate options (locks)	Other assets	3,234	1	Other liabilities	1,164	28
Total derivatives		$40,979	$1,063		$1,164	$28

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 21:  (Continued)

Amounts included in the consolidated statements of operations and in other comprehensive income (OCI) in 2011, 2010 and 2009 are summarized in the following tables:

	Year Ended December 31, 2011
(Dollars in thousands)	Amount of pre-tax gain (loss) recognized in OCI (Effective Portion)	Classification of gain (loss) reclassified from AOCI into earnings (Effective Portion)	Amount of pre-tax gain (loss) reclassified from AOCI into earnings (Effective Portion)
Derivatives in cash flow hedging relationships:
Interest rate swap	$(3,171)	Interest on junior subordinated debt	$(520)
	Classification of gain (loss) recognized in earnings		Amount of pre-tax gain (loss) recognized in earnings
Derivatives not designated as hedging instruments:
Forward sale agreements	Mortgage banking income		$188
Written interest rate options (locks)	Mortgage banking income		(188)
Total			$—

	Year Ended December 31, 2010
(Dollars in thousands)	Amount of pre-tax gain (loss) recognized in OCI (Effective Portion)	Classification of gain (loss) reclassified from AOCI into earnings (Effective Portion)	Amount of pre-tax gain (loss) reclassified from AOCI into earnings (Effective Portion)
Derivatives in cash flow hedging relationships:
Interest rate swap	$817	Interest on junior subordinated debt	$—
	Classification of gain (loss) recognized in earnings		Amount of pre-tax gain (loss) recognized in earnings
Derivatives not designated as hedging instruments:
Forward sale agreements	Mortgage banking income		$502
Written interest rate options (locks)	Mortgage banking income		12
Total			$514

	Year Ended December 31, 2009
(Dollars in thousands)	Amount of pre-tax gain (loss) recognized in OCI (Effective Portion)	Classification of gain (loss) reclassified from AOCI into earnings (Effective Portion)	Amount of pre-tax gain (loss) reclassified from AOCI into earnings (Effective Portion)
Derivatives in cash flow hedging relationships:
Interest rate swap	$—	Interest on junior subordinated debt	$—
	Classification of gain (loss) recognized in earnings		Amount of pre-tax gain (loss) recognized in earnings
Derivatives not designated as hedging instruments:
Forward sale agreements	Mortgage banking income		$(62)
Written interest rate options (locks)	Mortgage banking income		128
Total			$66

Net settlement payments of $496 thousand were made to the swap counterparty during 2011. The Company estimates that approximately $146 thousand will be recognized as a charge to interest expense during the first quarter of 2012 related to the swap. The Company expects approximately $585 thousand related to future swap settlements to be recognized as a charge to interest expense over the next twelve months.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 22:  Summarized Financial Information of First M & F Corporation

Summarized financial information of First M & F Corporation (parent company only) is as follows:

STATEMENTS OF CONDITION

(Dollars in thousands)	2011	2010
Assets

Cash	$976	$2,901
Restricted interest bearing balances	1,861	1,500
Securities available for sale	1,505	—
Investment in banking subsidiary	137,470	133,947
Investment in statutory trust	928	928
Other assets	3,035	2,250
	$145,775	$141,526
Liabilities and Stockholders’ Equity

Note payable	$3,292	$3,416
Junior subordinated debt	30,928	30,928
Other liabilities	1,959	117
Stockholders’ equity	109,596	107,065
	$145,775	$141,526

STATEMENTS OF OPERATIONS

(Dollars in thousands)	2011	2010	2009
Income:
Dividends received from banking subsidiary	$2,650	$2,200	$3,800
Dividends received from statutory trust	27	60	60
Equity in undistributed earnings (loss) of banking subsidiary	2,738	3,215	(59,869)
Interest on investment securities	45	—	—
Other income	5	10	24
Total income (loss)	5,465	5,485	(55,985)
Expenses:
Interest on other borrowings	146	84	64
Interest on junior subordinated debentures	1,335	1,992	1,992
Goodwill impairment	—	—	2,310
Other expenses	206	224	291
Total expenses	1,687	2,300	4,657
Income (loss) before income taxes	3,778	3,185	(60,642)
Income tax benefit	595	826	843
Net income (loss)	$4,373	$4,011	$(59,799)

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 22:  (Continued)

STATEMENTS OF CASH FLOWS

(Dollars in thousands)	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$4,373	$4,011	$(59,799)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (earnings) loss of banking subsidiary	(2,738)	(3,215)	59,869
Goodwill impairment	—	—	2,310
Other, net	(608)	(879)	(45)
Net cash provided by (used in) operating activities	1,027	(83)	2,335
Cash flows from investing activities:
Purchases of securities available for sale	(1,500)	—	—
Additional investment in Bank	—	—	(25,000)
Net cash used in investing activities	(1,500)	—	(25,000)
Cash flows from financing activities:
Increase (decrease) in note payable	(125)	1,500	(500)
Cash dividends	(968)	(1,751)	(2,541)
Preferred stock issued	—	—	30,000
Tax benefits on share-based transactions	2	—	28
Net cash provided by (used in) financing activities	(1,091)	(251)	26,987
Net increase (decrease) in cash	(1,564)	(334)	4,322
Cash at January 1	4,401	4,735	413
Cash at December 31	$2,837	$4,401	$4,735

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

As of December 31, 2011 (the "Evaluation Date"), the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as defined in the Exchange Act Rules. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are sufficiently effective to ensure that material information relating to the Company and required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting is contained on page 52 of this Annual Report on Form 10-K and is hereby incorporated by reference.

Design and Evaluation of Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company included a report of management’s assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2011. Management’s report is included in the section, Financial Statements and Supplementary Data of this Annual Report on Form 10-K, under the heading “Management’s Annual Report on Internal Control Over Financial Reporting.”

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

The following information concerns the employment history of executive officers for the last five (5) years.

Name	Five Year Employment History
Hugh S. Potts, Jr. (age 67)	Chairman of the Board and CEO, First M&F Corporation and M&F Bank since 1994
John G. Copeland (age 59)	EVP & Chief Financial Officer, First M&F Corporation and M&F Bank since May 2004
Jeffrey B. Lacey (age 49)	President & Chief Banking Officer, M&F Bank since December 2008; Branch President, M&F Bank from March 2002 through December 2008
Eric K. Hanbury (age 39)
EVP & Chief Credit Officer, M&F Bank since August 30, 2011; Senior Vice President - Regional Credit Officer of Northern Mississippi, Alabama and Florida from December 2008 to August 2011; Branch President, M&F Bank from July 2005 to December 2008

Barry S. Winford (age 45)
EVP - Corporate Banking, M&F Bank since August 30, 2011; EVP & Chief Credit Officer, M&F Bank from February 17, 2009 to August 30, 2011; President, Community Church Capital from May 2008 through December 2008; President, Therizo Capital from October 2006 through December 2008

Grover C. Kinney, III (age 51)	EVP - Retail Banking, M&F Bank since September 2011; EVP - Region I, M&F Bank from December 2008 to August 2011; EVP - Chief Deposit Officer, M&F Bank prior to December 2008
Samuel B. Potts (age 33)	Vice-President - Corporate Planning, Performance & Risk Management, M&F Bank since July 2008; Vice President - Commercial Lending, M&F Bank from March 2004 to July 2008

The Company's Board of Directors has adopted a Code of Ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions. A copy of this Code of Ethics can be found at the Company's internet website at https://www.mfbank.com/files/ethics_code.pdf. The Company intends to disclose any amendments to its Code of Ethics, and any waiver from a provision of the Code of Ethics granted to the Company's principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, on the Company's internet website within five business days following such amendment or waiver. The information contained on or connected to the Company's internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

As a CDCI/TARP recipient the Company is required to have an Excessive Expenditure Policy. Such a policy was adopted by the Company’s Board of Directors on October 5, 2009 and is posted on the Bank’s website at https://www.mfbank.com/resource-center-investor-relations-governance.htm#fmfcexcessiveexpenditurespolicy.

EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated by reference and contained in the proxy material on Page 16 and following.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of owners and management is incorporated by reference and contained in the proxy material on Page 14 and following.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions is incorporated by reference and contained in the proxy material on Pages 8 and 11.

PRINCIPAL ACCOUNTING FEES AND SERVICES
(Last Two Fiscal Years)

Information concerning principal accounting fees and services, as well as information concerning the Company’s audit committee pre-approval policies and procedures, is incorporated by reference and contained in the proxy material on Page 15.

FIRST M&F CORPORATION AND SUBSIDIARY

PART IV

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Exhibits

The following financial statements included under the heading "Financial Statements and Supplementary Data" are included in this report:

(a)	Management’s Annual Report on Internal Control Over Financial Reporting

(b)	Report of Independent Registered Public Accounting Firm

(c)	Consolidated Statements of Condition – December 31, 2011 and 2010

(d)	Consolidated Statements of Operations – Years Ended December 31, 2011, 2010 and 2009

(e)	Consolidated Statements of Comprehensive Income – Years Ended December 31, 2011, 2010 and 2009

(f)	Consolidated Statements of Stockholders’ Equity – Years Ended December 31, 2011, 2010 and 2009

(g)	Consolidated Statements of Cash Flows – Years Ended December 31, 2011, 2010 and 2009

(h)	Notes to Consolidated Financial Statements

The following exhibits have been filed with the Securities and Exchange Commission and are available upon written request:

3.1	Articles of Incorporation of the Registrant. Incorporated herein by reference to Exhibit 3 to the Company’s Form S-1 (File No. 33-08751) September 15, 1986, incorporated herein by reference.

3.2	Amended and Restated Articles of Incorporation of the Registrant, filed herewith.

3.3	By-laws of the Registrant, as amended. Filed as Exhibit 3-b to the Company's Form S-1 (File No. 33-08751) September 15, 1986, incorporated herein by reference.

3.4	Amended and Restated Bylaws of the Registrant, filed herewith.

4.1	Warrant to Purchase up to 513,113 Shares of Common Stock of the Registrant. Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2009.

10.1	First M&F Corporation 2005 Equity Incentive Plan. Filed as Appendix A to the Company’s Proxy Statement, March 15, 2005, incorporated herein by reference.

10.2	Merchants and Farmers Bank Profit and Savings Plan, as amended. Filed as Exhibit 10(B) to the Company’s Form 10-Q on August 9, 2005, incorporated herein by reference.

10.3
Letter Agreement, including as Exhibit A thereto, Securities Purchase Agreement. Incorporated herein by reference to Exhibit A to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2009.

10.4	Form of Preferred Stock Certificate. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2009.

10.5	Side Letter Agreement. Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2009.

10.6	CDCI Letter Agreement dated September 29, 2010. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 5, 2010.

10.7	Form of Change in Control Agreement between the Company and John G. Copeland, effective May 3, 2004, filed herewith.

11	Computation of Earnings per Share. Filed herewith as Note 19 to the consolidated financial statements.

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31	Rule 13a-14(a) Certification of Hugh S. Potts, Jr., Chief Executive Officer and Rule 13a-14(a) Certification of John G. Copeland, Chief Financial Officer.

32	Section 1350 Certification of Hugh S. Potts, Jr., Chief Executive Officer and Section 1350 Certification of John G. Copeland, Chief Financial Officer.

99
Certification pursuant to the Emergency Economic Stability Act of 2008 of Hugh S. Potts, Jr., Chief Executive Officer and Certification pursuant to the Emergency Stability Act of 2008 of John G. Copeland, Chief Financial Officer.

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

FIRST M & F CORPORATION

BY:	/s/ Hugh S. Potts, Jr.
Hugh S. Potts, Jr.
Chairman of the Board and
Chief Executive Officer

DATE:	March 14, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Hugh S. Potts, Jr.
DATE:	March 14, 2012	Hugh S. Potts, Jr., Director
Chairman of the Board
Chief Executive Officer
(principal executive officer)

/s/ Hollis C. Cheek
DATE:	March 14, 2012	Hollis C. Cheek, Director

/s/ Jon A. Crocker
DATE:	March 14, 2012	Jon A. Crocker, Director

DATE:	March 14, 2012	James D. Frerer, Director

/s/ Jeffrey B. Lacey
DATE:	March 14, 2012	Jeffrey B. Lacey, Director
President &
Chief Banking Officer

/s/ John Clark Love, III
DATE:	March 14, 2012	John Clark Love, III, Director

/s/ Susan P. McCaffery
DATE:	March 14, 2012	Susan P. McCaffery, Director

/s/ Michael L. Nelson
DATE:	March 14, 2012	Michael L. Nelson, Director

/s/ Otho E. Pettit, Jr.
DATE:	March 14, 2012	Otho E. Pettit, Jr., Director

/s/ Samuel B. Potts
DATE:	March 14, 2012	Samuel B. Potts, Director
Vice President

/s/ Julie B. Taylor
DATE:	March 14, 2012	Julie B. Taylor, Director

FIRST M&F CORPORATION AND SUBSIDIARY

/s/ Lawrence D. Terrell
DATE:	March 14, 2012	Lawrence D. Terrell, Director

/s/ Lawrence D. Terrell, Jr.
DATE:	March 14, 2012	Lawrence D. Terrell, Jr., Director

/s/ James I. Tims
DATE:	March 14, 2012	James I. Tims, Director

/s/ Scott M. Wiggers
DATE:	March 14, 2012	Scott M. Wiggers, Director

/s/ John G. Copeland
DATE:	March 14, 2012	John G. Copeland
EVP & Chief Financial Officer
(principal financial officer)

/s/ Robert C. Thompson, III
DATE:	March 14, 2012	Robert C. Thompson, III
VP – Accounting Policy
(principal accounting officer)

FIRST M&F CORPORATION AND SUBSIDIARY

EXHIBIT INDEX

3.1	Articles of Incorporation of the Registrant. Incorporated herein by reference to Exhibit 3 to the Company's Form S-1 (File No. 33-08751) September 15, 1986, incorporated herein by reference.

3.2	Amended and Restated Articles of Incorporation of the Registrant, filed herewith.

3.3	By-laws of the Registrant, as amended. Filed as Exhibit 3-b to the Company’s Form S-1 (File No. 33-08751) September 15, 1986, incorporated herein by reference.

3.4	Amended and Restated Bylaws of the Registrant, filed herewith.

4.1	Warrant to Purchase up to 513,113 Shares of Common Stock of the Registrant. Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2009.

10.1	First M&F Corporation 2005 Equity Incentive Plan. Filed as Appendix A to the Company’s Proxy Statement, March 15, 2005, incorporated herein by reference.

10.2	Merchants and Farmers Bank Profit and Savings Plan, as amended. Filed as Exhibit 10(B) to the Company’s Form 10-Q on August 9, 2005, incorporated herein by reference.

10.3
Letter Agreement, including as Exhibit A thereto, Securities Purchase Agreement. Incorporated herein by reference to Exhibit A to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2009.

10.4	Form of Preferred Stock Certificate. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2009.

10.5	Side Letter Agreement. Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2009.

10.6	CDCI Letter Agreement dated September 29, 2010. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 5, 2010.

10.7	Form of Change in Control Agreement between the Company and John G. Copeland, effective May 3, 2004, filed herewith.

11	Computation of Earnings per Share – Filed herewith as Note 19 to the consolidated financial statements.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31	Rule 13a-14(a) Certification of Hugh S. Potts, Jr., Chief Executive Officer and Rule 13a-14(a) Certification of John G. Copeland, Chief Financial Officer.

32	Section 1350 Certification of Hugh S. Potts, Jr., Chief Executive Officer and Section 1350 Certification of John G. Copeland, Chief Financial Officer.

99
Certification pursuant to the Emergency Economic Stability Act of 2008 of Hugh S. Potts, Jr., Chief Executive Officer and Certification pursuant to the Emergency Stability Act of 2008 of John G. Copeland, Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Definition Linkbase.