Form 10-K/A
period 2011-12-31
FIRST M&F CORP/MS
filed 2012-03-28
CIK 320387

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

FIRST M&F CORPORATION AND SUBSIDIARY

EXPLANATORY NOTE

First M&F Corporation (the "Company") is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the "Original 10-K"), which was filed on March 14, 2012. This Amendment is being filed solely to remove certain extraneous figures inadvertently included in the Consolidated Statements of Operations in the Original 10-K.

Except for the foregoing, the Original 10-K remains unchanged; furthermore, nothing contained in this Amendment No. 1 reflects events occurring after the date on which the Company filed the Original 10-K.

FIRST M&F CORPORATION AND SUBSIDIARY

CROSS REFERENCE INDEX

		Page
PART II

Item 8	Financial Statements and Supplementary Data
	Consolidated Statements of Operations	1

SIGNATURES		2

FIRST M&F CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations
Years Ended December 31, 2011, 2010 and 2009
(In Thousands, Except Share Data)

	2011	2010	2009
Interest income:
Interest and fees on loans	$60,201	$62,070	$66,782
Interest on loans held for sale	275	232	278
Taxable investments	6,745	7,616	9,531
Tax-exempt investments	1,252	1,549	2,105
Federal funds sold	63	82	95
Interest-bearing bank balances	179	143	42
Total interest income	68,715	71,692	78,833
Interest expense:
Deposits	13,501	18,809	23,701
Fed funds purchased and repurchase agreements	36	66	97
Other borrowings	1,979	3,024	5,449
Junior subordinated debt	1,335	1,992	1,992
Total interest expense	16,851	23,891	31,239
Net interest income	51,864	47,801	47,594
Provision for loan losses	9,720	9,220	49,601
Net interest income (expense) after provision for loan losses	42,144	38,581	(2,007)
Noninterest income:
Deposit account income	10,293	10,221	10,976
Mortgage banking income	1,821	1,581	1,823
Agency commission income	3,636	3,809	3,881
Trust and brokerage income	584	526	489
Bank owned life insurance income	638	667	762
Other income	2,464	1,865	2,412
Securities gains, net	2,769	2,255	456
Total investment other-than-temporary impairment losses	(368)	(435)	(3,527)
Portion of loss recognized in (reclassified from) other comprehensive income (before taxes)	(263)	32	2,698
Net investment impairment losses recognized	(631)	(403)	(829)
Total noninterest income	21,574	20,521	19,970
Noninterest expenses:
Salaries and employee benefits	28,469	27,303	28,314
Net occupancy expenses	3,935	3,937	4,614
Equipment expenses	1,871	2,382	2,877
Software and processing expenses	1,540	1,627	1,898
Foreclosed property expenses	7,351	2,946	7,283
FDIC insurance assessments	2,426	3,261	3,276
Goodwill impairment	—	—	32,572
Intangible asset amortization and impairment	427	426	1,688
Other expenses	12,315	12,608	13,350
Total noninterest expenses	58,334	54,490	95,872
Income (loss) before income taxes	5,384	4,612	(77,909)
Income tax expense (benefit)	1,011	602	(18,104)
Net income (loss)	4,373	4,010	(59,805)
Net loss attributable to noncontrolling interests	—	(1)	(6)
Net income (loss) attributable to First M&F Corporation	$4,373	$4,011	$(59,799)
Dividends and accretion on preferred stock	1,774	1,692	1,464
Gain on exchange of preferred stock	—	12,867	—
Net income (loss) applicable to common stock	$2,599	$15,186	$(61,263)
Net income (loss) allocated to common shareholders	$2,584	$15,071	$(60,655)
Earnings (loss) per share:
Basic	$0.28	$1.66	$(6.69)
Diluted	0.28	1.66	(6.69)

The accompanying notes are an integral part of these financial statements.

FIRST M&F CORPORATION AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST M & F CORPORATION

BY:	/s/ John G. Copeland
John G. Copeland
EVP and Chief Financial Officer

DATE:	March 28, 2012

2