Form 10-Q
period 2012-03-31
FIRST M&F CORP/MS
filed 2012-05-14
CIK 320387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2012 Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number 000-09424

FIRST M&F CORPORATION
(Exact name of registrant as specified in its charter)

MISSISSIPPI (State or other jurisdiction of Incorporation or organization)	64-0636653 (I.R.S. Employer Identification Number)

134 West Washington Street, Kosciusko, Mississippi (Address of principal executive offices)	39090 (Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Common stock, $5 par value	9,162,721 Shares
Title of Class	Shares Outstanding at April 30, 2012

FIRST M&F CORPORATION

FORM 10-Q

FIRST M & F CORPORATION AND SUBSIDIARY

PART I: FINANCIAL INFORMATION

Item 1 – Financial Statements (Unaudited)

Consolidated Statements of Condition

(Dollars in thousands)
	March 31, 2012	December 31, 2011

	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$38,688	$39,976
Interest bearing bank balances	51,900	39,391
Federal funds sold	25,000	25,000
Securities available for sale, amortized cost of $361,199 and $315,890	365,970	320,774
Loans held for sale	28,684	26,073
Loans, net of unearned income	979,495	996,340
Allowance for loan losses	(16,084)	(14,953)
Net loans	963,411	981,387
Bank premises and equipment	37,831	37,989
Accrued interest receivable	6,098	6,122
Other real estate	34,636	36,952
Other intangible assets	4,479	4,586
Bank owned life insurance	22,674	22,477
Other assets	27,771	27,924
	$1,607,142	$1,568,651
Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing deposits	$238,603	$231,718
Interest-bearing deposits	1,171,905	1,139,745
Total deposits	1,410,508	1,371,463
Federal funds purchased and repurchase agreements	3,738	4,398
Other borrowings	41,673	43,001
Junior subordinated debt	30,928	30,928
Accrued interest payable	868	1,023
Other liabilities	8,072	8,242
Total liabilities	1,495,787	1,459,055
Commitments and contingencies
Stockholders’ equity:
Preferred stock; 2,000,000 shares authorized; 30,000 shares issued and outstanding	17,877	17,564
Common stock of $5.00 par value; 50,000,000 shares authorized: 9,162,721 and 9,154,936 shares issued and outstanding	45,814	45,775
Additional paid-in capital	31,892	31,895
Nonvested restricted stock awards	700	674
Retained earnings	15,508	14,456
Accumulated other comprehensive income (loss)	(436)	(768)
Total equity	111,355	109,596
	$1,607,142	$1,568,651

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations
(Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended
	March 31
	2012	2011
Interest income:
Interest and fees on loans	$14,158	$15,375
Interest on loans held for sale	173	41
Taxable investments	1,490	1,771
Tax-exempt investments	318	314
Federal funds sold	15	16
Interest bearing bank balances	51	52
Total interest income	16,205	17,569
Interest expense:
Deposits	2,513	3,847
Federal funds purchased and repurchase agreements	6	15
Other borrowings	451	524
Junior subordinated debt	271	458
Total interest expense	3,241	4,844
Net interest income	12,964	12,725
Provision for loan losses	2,280	2,580
Net interest income after provision for loan losses	10,684	10,145
Noninterest income:
Deposit account income	2,457	2,458
Mortgage banking income	567	356
Agency commission income	829	892
Trust and brokerage income	140	133
Bank owned life insurance income	187	183
Other income	650	656
Securities gains, net	591	1,349
Total investment other-than-temporary impairment losses	—	(240)
Portion of loss reclassified from other comprehensive income (before taxes)	—	(56)
Net investment impairment losses recognized	—	(296)
Total noninterest income	5,421	5,731
Noninterest expenses:
Salaries and employee benefits	6,863	6,956
Net occupancy expenses	908	989
Equipment expenses	463	465
Software and processing expenses	362	399
Telecommunication expenses	245	225
Marketing and business development expenses	237	205
Foreclosed property expenses	1,456	2,353
FDIC insurance assessments	514	774
Intangible asset amortization	107	107
Other expenses	2,831	2,338
Total noninterest expenses	13,986	14,811
Income before income taxes	2,119	1,065
Income tax expense	512	115
Net income	$1,607	$950
Dividends and accretion on preferred stock	463	432
Net income applicable to common stock	$1,144	$518
Net income allocated to common shareholders	$1,139	$515
Earnings per share:
Basic	$0.12	$0.06
Diluted	$0.12	$0.06

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Comprehensive Income
(Unaudited)

(Dollars in thousands)	Three Months Ended
	March 31
	2012	2011
Net income	$1,607	$950
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized gains on securities available for sale arising during the period, net of tax of $156 and $188 for the three months ended March 31	269	316
Unrealized gains (losses) on other-than-temporarily impaired securities available for sale arising during the period, net of tax of $20 and $25 for the three months ended March 31	33	(43)
Reclassification adjustment for gains on securities available for sale included in net income, net of tax of $220 and $503 for the three months ended March 31	(371)	(846)
Reclassification adjustment for credit related other-than- temporary impairment losses on securities available for sale included in net income, net of tax of $0 and $110 for the three months ended March 31	—	186
Unrealized losses net of settlements on cash flow hedge arising during the period, net of tax of $40 and $64 for the three months ended March 31	66	107
Defined benefit pension plans:
Amortization of prior service cost, net of tax of $0 and $2 for the three months ended March 31	—	(4)
Amortization of actuarial loss, net of tax of $199 and $91 for the three months ended March 31	335	155
Other comprehensive income (loss)	332	(129)
Total comprehensive income	$1,939	$821

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity
Three Months Ended March 31, 2012 and 2011
(Unaudited)

(Dollars in thousands, except per share data)
	Preferred Stock	Common Stock	Additional Paid-In Capital	Nonvested Restricted Stock Awards	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
January 1, 2011	$16,390	$45,534	$31,883	$784	$12,225	$249	$107,065
Net income	—	—	—	—	950	—	950
Cash dividends ($.01 per share)	—	—	—	—	(92)	—	(92)
8,967 shares granted to directors	—	45	(11)	—	—		34
Dividends and accretion on preferred stock	283	—	—	—	(432)	—	(149)
Share-based compensation expense recognized	—	—	1	(1)	—	—	—
Net change	—	—	—	—	—	(129)	(129)
March 31, 2011	$16,673	$45,579	$31,873	$783	$12,651	$120	$107,679
January 1, 2012	$17,564	$45,775	$31,895	$674	$14,456	$(768)	$109,596
Net income	—	—	—	—	1,607	—	1,607
Cash dividends ($.01 per share)	—	—	—	—	(92)	—	(92)
7,785 shares granted to directors	—	39	(6)	—	—	—	33
Dividends and accretion on preferred stock	313	—	—	—	(463)	—	(150)
Share-based compensation expense recognized	—	—	3	26	—	—	29
Net change	—	—	—	—	—	332	332
March 31, 2012	$17,877	$45,814	$31,892	$700	$15,508	$(436)	$111,355

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)	Three Months Ended
	March 31
	2012	2011
Cash flows from operating activities:
Net income	$1,607	$950
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	62	34
Amortization of pension costs	505	211
Depreciation and amortization	583	652
Provision for loan losses	2,280	2,580
Net investment amortization	1,014	559
Net change in unearned fees/deferred costs on loans	(238)	40
Capitalized dividends on FHLB stock	(7)	(7)
Gain on securities available for sale	(591)	(1,349)
Impairment loss on securities available for sale	—	296
Gain on loans held for sale	(525)	(210)
Other real estate losses	1,223	2,018
Other asset sales losses	66	70
Deferred income taxes	510	114
Originations of loans held for sale, net of repayments	(30,473)	(12,553)
Sales proceeds of loans held for sale	26,226	16,426
(Increase) decrease in:
Accrued interest receivable	24	(339)
Cash surrender value of bank owned life insurance	(187)	(183)
Other assets	(345)	266
Increase (decrease) in:
Accrued interest payable	(155)	(103)
Other liabilities	(196)	(775)
Net cash provided by operating activities	1,383	8,697
Cash flows from investing activities:
Purchases of securities available for sale	(97,327)	(74,537)
Sales of securities available for sale	33,982	41,421
Maturities of securities available for sale	17,612	13,680
Purchases of loans held for investment	—	(821)
Net decrease in other loans held for investment	16,423	5,094
Net (increase) decrease in:
Interest bearing bank balances	(12,509)	(8,305)
Federal funds sold	—	—
Bank premises and equipment	(314)	(366)
Net purchases of bank owned life insurance	(9)	(15)
Proceeds from sales of other real estate and other repossessed assets	2,660	2,630
Net cash used in investing activities	(39,482)	(21,219)

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)	Three Months Ended
	March 31
	2012	2011
Cash flows from financing activities:
Net increase in deposits	$39,040	$24,657
Net decrease in short-term borrowings	(660)	(18,920)
Proceeds from other borrowings	—	686
Repayments of other borrowings	(1,327)	(2,575)
Common dividends paid	(92)	(92)
Preferred dividends paid	(150)	(149)
Net cash provided by financing activities	36,811	3,607
Net decrease in cash and due from banks	(1,288)	(8,915)
Cash and due from banks at January 1	39,976	45,099
Cash and due from banks at March 31	$38,688	$36,184
Supplemental disclosures:
Total interest paid	$3,400	$4,952
Total income taxes paid	186	1

Transfers of loans from held for sale to held for investment	1,997	—
Transfers of loans to foreclosed property	1,565	3,182
U. S. Treasury preferred dividend accrued but unpaid	75	75
Accretion on U. S. Treasury preferred stock	313	283

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 1:  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed balance sheet as of December 31, 2011, has been derived from audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements include all entities in which the Company has a controlling financial interest. Therefore, the condensed consolidated financial statements of First M & F Corporation include the financial statements of Merchants and Farmers Bank, a wholly owned subsidiary, and the Bank’s wholly owned subsidiaries, First M & F Insurance Company, Inc., M & F Financial Services, Inc., M & F Bank Securities Corporation, M & F Insurance Agency, Inc., M & F Insurance Group, Inc., and M & F Business Credit, Inc. The consolidated financial statements also include the Bank’s 55% ownership in MS Statewide Title, LLC, a title insurance agency. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

Reclassifications

Certain reclassifications have been made to the 2011 financial statements to be consistent with the 2012 presentation.

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

The Company monitors available credit on large lines to identify any off-balance sheet credit risks that may arise. Available credit lines are also taken into consideration for loans that are individually tested for impairment amounts. Any lines for which there is insufficient collateral or other sources of repayment will have impairment amounts accrued for deficiencies above the amount of the outstanding loan balance. The Company generally has the contractual right to suspend available credit on a commitment when a contractual default occurs. Available lines are generally suspended, except for the completion of construction projects, when loans are restructured. The Company did not have a liability accrued for any off-balance sheet credit risks at March 31, 2012 or December 31, 2011.

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

Restricted Cash Balances

The Company has entered into an interest rate swap agreement designed to convert floating rate interest payments on subordinated debentures into fixed rate payments. The Company had pledged interest bearing bank balances as collateral to the interest rate swap counterparty in the amounts of $2.251 million at March 31, 2012 and $1.861 million at December 31, 2011.

The Company held $100 thousand in certificates of deposit and $401 thousand in other interest bearing bank balances at March 31, 2012 and $100 thousand in certificates of deposit and $100 thousand in other interest bearing bank balances at December 31, 2011 in commercial banks as compensating balances for a third party credit card originator and a third party debit card processor. The amounts are included in interest-bearing bank balances.

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at March 31, 2012, Using
	Assets/Liabilities Measured at Fair Value	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	March 31, 2012	(Level 1)	(Level 2)	(Level 3)
U.S. Government sponsored entities	$76,125	$—	$76,125	$—
Mortgage-backed investments	226,312	—	226,312	—
Obligations of states and political subdivisions	59,198	—	59,198	—
Collateralized debt obligations	872	—	—	872
Other debt securities	3,463	—	3,463	—
Total securities available for sale	$365,970	$—	$365,098	$872
Interest rate swap asset	—	—	—	—
Mortgage derivative assets	435	—	—	435
	$366,405	$—	$365,098	$1,307

Interest rate swap liability	$1,728	$—	$—	$1,728
Mortgage derivative liabilities	354	—	—	354
	$2,082	$—	$—	$2,082

		Fair Value Measurements at December 31, 2011, Using
	Assets/Liabilities Measured at Fair Value	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
U.S. Government sponsored entities	$58,792	$—	$58,792	$—
Mortgage-backed investments	203,686	—	203,686	—
Obligations of states and political subdivisions	54,142	—	54,142	—
Collateralized debt obligations	819	—	—	819
Other debt securities	3,335	—	3,335	—
Total available for sale securities	$320,774	$—	$319,955	$819
Interest rate swap asset	—	—	—	—
Mortgage derivative assets	269	—	—	269
	$321,043	$—	$319,955	$1,088

Interest rate swap liability	$1,834	$—	$—	$1,834
Mortgage derivative liabilities	291	—	—	291
	$2,125	$—	$—	$2,125

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

Obligations of states and political subdivisions. Municipal securities include investments that are traded in a dealer market and investments that trade infrequently and are reported using Level 2 inputs. The fair value measurements are obtained from both an independent pricing service and from a pricing matrix that considers observable inputs such as dealer quotes, market yield curves, credit information (including observable default rates) and the instrument’s contractual terms and conditions, obtained from a municipal security data provider.

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

The following table reports the activity for the first three months of 2012 and 2011 in assets measured at fair value on a recurring basis using significant unobservable (Level 3) inputs.

(Dollars in thousands)	Three Months Ended
	March 31, 2012
	Collateralized Debt Obligations	Mortgage Derivatives	Interest Rate Swap
Beginning Balance	$819	$(22)	$(1,834)
Total gains or losses (realized/unrealized):
Other-than-temporary impairment included in earnings	—	—	—
Other-than-temporary impairment (included in) transferred from other comprehensive income	—	—	—
Other gains/losses included in other comprehensive income	53	—	(40)
Net swap settlement recorded	—	—	146
IRLC and FSA issuances	—	(353)	—
IRLC and FSA expirations and fair value changes included in earnings	—	230	—
IRLC transfers into closed loans/FSA transferred on sales	—	226	—
Ending Balance	$872	$81	$(1,728)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$—	$(146)

	Three Months Ended
(Dollars in thousands)	March 31, 2011
	Collateralized Debt Obligations	Mortgage Derivatives	Interest Rate Swap
Beginning Balance	$934	$218	$817
Total gains or losses (realized/unrealized):
Other-than-temporary impairment included in earnings	(296)	—	—
Other-than-temporary impairment (included in) transferred from other comprehensive income	56	—	—
Other gains/losses included in other comprehensive income	172	—	142
Net swap settlement recorded	—	—	29
IRLC and FSA issuances	—	167	—
IRLC and FSA expirations and fair value changes included in earnings	—	(43)	—
IRLC transfers into closed loans/FSA transferred on sales	—	(310)	—
Ending Balance	$866	$32	$988
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(296)	$—	$(29)

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

The following table summarizes certain quantitative information about valuation techniques and significant unobservable inputs used in determining Level 3 fair value measurements.

	Fair Value at	Valuation	Unobservable
(Dollars in thousands)	March 31, 2012	Techniques	Inputs	Range
Collateralized debt obligations	$872	Discounted cash flow	Discount margin Default rates	17.50% - 25.00% 0.25% - 2.45%
Mortgage interest rate lock agreements	(193)	Discounted cash flow	Pull-through rates	85.00%
Mortgage forward sale agreements	274	Consensus pricing	Pull-through rates	85.00%
Interest rate swap	(1,728)	Discounted cash flow	Discount rate	0.52%

Collateralized debt obligations: The discount margins for the collateralized debt obligations is the margin added to the libor yield curve. The margins are based on averages of observed market transactions for similar preferred securities and adjusted to reflect the lack of liquidity in the trust preferred CDO market. The default rates are annual rates based on a credit scoring analysis of the underlying collateral issuers. The default rates are used in estimating the timing and amounts of expected cash flows.

Mortgage interest rate lock agreements: The pull-through rate is estimated based on closing activity from a sample time period. The pull-though rate is applied as a probability estimate that is multiplied by the estimated price in arriving at an expected price.

Mortgage forward sale agreements: The pull-through rate is estimated based on data provided by mortgage investors. The pull-through rate is applied as a probability estimate that is multiplied by the estimated price in arriving at an expected price.

Interest rate swap: A LIBOR swap yield curve is used to discount the expected cash flows. The yield curve is constructed from swap quotes, adjusted by returns on underlying collateral and adjusted by a margin, consisting primarily of credit and liquidity factors, constructed in a proprietary model. The rate disclosed is a weighted average of the rates along the discount curve.

The following tables summarize assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	03/31/12 (a)	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$10,253	$—	$—	$11,353
Loan foreclosures	1,511	—	—	1,511
Other real estate	8,550	—	—	8,550

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

The following table summarizes losses recognized related to nonrecurring fair value measurements of individual assets or portfolios:

	Three Months Ended
	March 31
(Dollars in thousands)	2012	2011
Impaired loans (a)	$2,847	$2,060
Loan foreclosures (b)	379	472
Other real estate (c)	1,100	2,054

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

Other real estate. Other real estate consists primarily of real estate from loans that have been foreclosed on. It is carried at the lower of cost or fair value less costs to sell. Subsequent to foreclosure, these properties may experience further market declines. When this occurs, the Company writes the property down to management’s best estimate of what the market may be willing to pay. Management considers recent appraisals when available, what other properties have sold for, how long properties have been on the market, the condition of the property, the availability of liquid buyers and other assumptions that market participants may use in determining a price at which they would acquire the property. Since certain significant inputs to these estimates are management-derived and unobservable, fair values are reported as using Level 3 inputs.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

Fair Value of Financial Instruments

The following tables present the carrying amounts and fair values of the Company’s financial instruments at March 31, 2012 and December 31, 2011:

			Fair Value Measurements at March 31, 2012, Using
	March 31, 2012		Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and short-term investments	$115,588	$115,588	$115,588	$—	$—
Securities available for sale	365,970	365,970	—	365,098	872
Loans held for sale	28,684	28,918	—	—	28,918
Loans held for investment	963,411	894,498	—	—	894,498
Agency accounts receivable	181	181	181	—	—
Accrued interest receivable	6,098	6,098	13	1,693	4,391
Nonmarketable equity investments	7,387	7,387	—	—	7,387
Investments in unconsolidated VIEs	3,353	3,353	—	—	3,353
Mortgage derivative assets	435	435	—	—	435
Financial liabilities:
Noninterest-bearing deposits	238,603	238,603	238,603	—	—
NOW, MMDA and savings deposits	765,137	765,137	765,137	—	—
Certificates of deposit	406,768	413,947	—	—	413,947
Short-term borrowings	3,738	3,738	3,738	—	—
Other borrowings	41,673	44,503	—	—	44,503
Junior subordinated debt	30,928	25,034	—	—	25,034
Agency accounts payable	579	579	579	—	—
Accrued interest payable	868	868	54	—	814
Mortgage derivative liabilities	354	354	—	—	354
Other financial instruments:
Commitments to extend credit and letters of credit	(2)	(318)	—	—	(318)
Interest rate swap	(1,728)	(1,728)	—	—	(1,728)

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

	December 31, 2011
(Dollars in thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and short-term investments	$104,367	$104,367
Securities available for sale	320,774	320,774
Loans held for sale	26,073	27,053
Loans held for investment	981,387	921,351
Agency accounts receivable	217	217
Accrued interest receivable	6,122	6,122
Nonmarketable equity investments	7,380	7,380
Investments in unconsolidated VIEs	3,425	3,425
Mortgage derivative assets	269	269
Financial liabilities:
Noninterest-bearing deposits	231,718	231,718
NOW, MMDA and savings deposits	707,798	707,798
Certificates of deposit	431,947	439,518
Short-term borrowings	4,398	4,398
Other borrowings	43,001	45,193
Junior subordinated debt	30,928	25,204
Agency accounts payable	641	641
Accrued interest payable	1,023	1,023
Mortgage derivative liabilities	291	291
Other financial instruments:
Commitments to extend credit and letters of credit	(4)	(320)
Interest rate swap	(1,834)	(1,834)

The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

Cash and due from banks, interest-bearing deposits with banks and Federal funds sold are valued at their carrying amounts which are reasonable estimates of fair value due to the relatively short period to maturity of the instruments.

Securities available for sale are predominantly valued based on prices obtained from an independent nationally recognized pricing service and market yield matrices. An external pricing service is used to electronically provide prices by CUSIP number. These prices include exchange quoted prices, dealer quoted prices and prices derived from market yields published by specialized financial database providers. The price per instrument provided by the pricing service is used and not adjusted. Typically, all securities except for some small municipal issues and the collateralized debt obligations are priced by the primary external provider. For issues that are not priced by the primary provider, we use a third-party value provided by a broker-dealer affiliate of a correspondent bank. The broker-dealer’s valuation system uses prices provided by (1) the same external pricing service that the Company uses, (2) Standard & Poor’s, (3) matrix pricing with market yield inputs provided by Bloomberg and a municipal securities market data provider and (4) the broker-dealer’s trading staff. Any quotes provided by a broker-dealer are usually non-binding. However, the Company rarely uses solicited broker-dealer quotes to price any of its securities. The broker-dealer prices all municipal securities through its pricing matrix. At March 31, 2012, the only securities that were not priced by the primary provider were 10 municipal bonds representing 5 issuers and the collateralized debt obligations. The broker-dealer’s matrix prices were used for the municipal securities and a third-party provider’s modeled prices were used for the collateralized debt obligations (CDOs).

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

The primary method of validation of investment security values is the comparison of the prices that are received from the primary pricing service provider with the prices that are used in the broker-dealer’s valuation system. The fair values used for selected agency, mortgage-backed and corporate securities are also periodically checked by comparing them to prices obtained from Bloomberg. The CDOs are validated by comparing the fair values with market activity of similar instruments. Management reviews the documentation provided with the CDO pricing and impairment models to assure that sound valuation methodologies are used and to determine whether or not the significant inputs are reasonable.

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

Noninterest-bearing deposits do not pay interest and do not have defined maturity dates. Therefore, the carrying value is estimated to be equivalent to fair value for these deposits.

NOW, MMDA and savings deposits pay interest and generally do not have defined maturity dates. Although there are some restrictions on access to certain savings deposits, these restrictions are not expected to have a material effect on the value of the deposits. Therefore, the fair value for NOW, MMDA and savings deposits is estimated to be their carrying value.

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

Agency accounts payable are trade payables of M&F Insurance Group, Inc. due to insurance companies. These payables are very short term in nature and therefore the fair value of the payables is estimated to be their carrying value. These payables are carried in other liabilities in the statement of condition.

Accrued interest payable is short-term in nature and therefore the fair value is estimated to be the carrying value.

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 3:  Investment Securities

The following is a summary of the amortized cost and fair value of securities available for sale at March 31, 2012 and December 31, 2011:

		Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
March 31, 2012:
U.S. Government sponsored entities	$76,215	$187	$277	$76,125
Mortgage-backed investments	221,558	4,970	216	226,312
Obligations of states and political subdivisions	56,840	2,534	176	59,198
Collateralized debt obligations	3,137	—	2,265	872
Other debt securities	3,449	45	31	3,463
	$361,199	$7,736	$2,965	$365,970
December 31, 2011:
U.S. Government sponsored entities	$58,714	$174	$96	$58,792
Mortgage-backed investments	198,832	5,016	162	203,686
Obligations of states and political subdivisions	51,763	2,459	80	54,142
Collateralized debt obligations	3,137	—	2,318	819
Other debt securities	3,444	25	134	3,335
	$315,890	$7,674	$2,790	$320,774

Provided below is a summary of securities available for sale which were in an unrealized loss position and the length of time that individual securities have been in a continuous loss position at March 31, 2012 and December 31, 2011. Securities on which we have taken only credit-related other-than-temporary-impairment (OTTI) write-downs are categorized as being “less than 12 months” or “12 months or more” in a continuous loss position based on the point in time that the fair value declined to below the amortized cost basis and not the period of time since the OTTI write-down.

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2012:
U.S. Government sponsored entities	$38,552	$277	$—	$—	$38,552	$277
Mortgage-backed investments	53,900	216	—	—	53,900	216
Obligations of states and political subdivisions	7,507	176	—	—	7,507	176
Collateralized debt obligations	—	—	872	2,265	872	2,265
Other debt securities	2,427	31	—	—	2,427	31
	$102,386	$700	$872	$2,265	$103,258	$2,965
December 31, 2011:
U.S. Government sponsored entities	$23,734	$96	$—	$—	$23,734	$96
Mortgage-backed investments	32,280	162	—	—	32,280	162
Obligations of states and political subdivisions	7,613	80	—	—	7,613	80
Collateralized debt obligations	—	—	819	2,318	819	2,318
Other debt securities	2,317	134	—	—	2,317	134
	$65,944	$472	$819	$2,318	$66,763	$2,790

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 3:  (Continued)

At March 31, 2012, there were 26 U.S. government sponsored entity securities with unrealized losses less than 12 months. There were 22 mortgage-backed securities with unrealized losses less than 12 months. There were 23 municipal securities with unrealized losses less than 12 months. There were 2 corporate securities with unrealized losses less than 12 months. The unrealized losses associated with the U.S. government sponsored entity, mortgage-backed and corporate securities were primarily driven by changes in market rates and not due to the credit quality of the securities. The municipal securities that were in unrealized loss positions for less than a year were in unrealized loss positions due primarily to fluctuations in interest rates and market liquidity. A review of the municipal securities portfolio did not indicate any credit deterioration.

There are five collateralized debt obligations that represent the majority of unrealized losses in the investment portfolio. These obligations are secured by commercial bank trust preferred securities. Management has evaluated these instruments for impairment as of each quarter end within the accounting guidelines for determining impairments for beneficial interests using the discounted cash flow approach prescribed, which required management to make assumptions concerning the estimates of the ultimate collectability of the contractual cash flows of the beneficial interests owned. Credit downgrades of the beneficial interests are also factored in when determining whether the impairments in these securities are other-than-temporary. The discounted cash flow estimates depend on the expected cash flows that the beneficial interest issuer will receive on its investments in the trust preferred securities (the CDO collateral) of the commercial bank investees. The ability of the banks that issued trust preferred securities to the beneficial interest issuer to pay their obligations is determined based on an analysis of the financial condition of the banks. Generally, the same factors that result in credit rating downgrades of the beneficial interests also result in negative adjustments to the expected cash flows of the underlying collateral. This analysis results in an estimate of the timing and amount of cash flows derived from a determination of how many would default on their obligations and how many would eventually pay off their obligations and the timing of those events. Those estimated cash flows would first pay off more senior beneficial interests if certain collateral coverage ratios are not maintained, with the remaining amounts eventually flowing through to the interests owned by the Company. Based on this type of analysis for each beneficial interest issuer, the cash flows of each of the five beneficial interests owned by the Company are projected and discounted to their present values and compared to the amortized cost book values of the interests. This analysis has resulted in other-than-temporary impairment (OTTI) conditions for all five of the securities since 2008. During the first quarter of 2011, three of the securities incurred other-than-temporary impairments that resulted in $296 thousand in credit-related losses being charged against earnings with the remaining non-credit-related losses being charged to other comprehensive income. During the first quarter of 2012, none of the securities incurred other-than-temporary impairments. Management believes that as the economy improves, the deferrals related to the CDO collateral will cure and provide enough cash flows to the CDOs for the Company to recover its adjusted book values.

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

	Three Months Ended
(Dollars in thousands)	March 31
	2012	2011
Beginning balance	$1,863	$1,232
OTTI credit losses on previously impaired securities	—	296
Ending balance	$1,863	$1,528

The fair values of our CDOs could decline in the future if the underlying performance of the collateral for the trust preferred CDOs deteriorates and credit enhancements in the form of seniority in the cash flow waterfalls do not provide sufficient protection to our contractual principal and interest. As a result, there is a risk that additional OTTI may occur in the future if the economy deteriorates.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 3:  (Continued)

The following is a summary of gains and losses on securities available for sale:

	Three Months Ended
(Dollars in thousands)	March 31
	2012	2011
Proceeds from sales	$33,982	$41,421
Gross realized gains	682	1,358
Gross realized losses	91	9
Net gains from sales	$591	$1,349
Gross recognized losses related to the credit component of other-than-temporary impairments	$—	$296

Realized gains and losses on securities available for sale are determined using the specific amortized cost of the securities sold.

Securities with a carrying value totaling $237.991 million at March 31, 2012 and $211.988 million at December 31, 2011 were pledged to secure an interest rate swap, public deposits, short-term borrowings and for other purposes required or permitted by law.

The amortized cost and fair values of debt securities available for sale at March 31, 2012, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with, or without, call or prepayment penalties. Mortgage-backed securities receive monthly payments based on the cash flows of the underlying collateral. Therefore, their stated maturities do not represent the timing of principal amounts received and no maturity distributions are shown for these securities.

(Dollars in thousands)	Amortized Cost	Fair Value
One year or less	$27,404	$27,401
After one through five years	68,202	69,550
After five through ten years	29,887	30,930
After ten years	14,148	11,777
	139,641	139,658
Mortgage-backed investments	221,558	226,312
	$361,199	$365,970

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  Loans and Allowance for Loan Losses

The Bank's loan portfolio includes commercial, consumer, agricultural and residential loans originated primarily in its markets in central and north Mississippi, southwest Tennessee, central Alabama and the Florida panhandle. The following is a summary of the Bank's loans held for investment, net of unearned income of $1.748 million at March 31, 2012 and $2.045 million at December 31, 2011:

(Dollars in thousands)	March 31, 2012	December 31, 2011
Construction and land development loans	$70,087	$69,325
Other commercial real estate loans	498,724	505,180
Asset-based loans	35,909	37,540
Other commercial loans	108,410	117,790
Home equity loans	36,098	37,024
Other 1-4 family residential loans	188,891	186,815
Consumer loans	41,376	42,666
Total loans	$979,495	$996,340

The Bank uses loans as collateral for borrowings at the Federal Reserve Bank and a Federal Home Loan Bank. Approximately $13.021 million and $18.005 million of commercial and consumer loans were pledged to a line of credit with the Federal Reserve Bank at March 31, 2012 and December 31, 2011 respectively. Approximately $193.398 million and $216.201 million of individual real estate-secured loans were pledged to the Federal Home Loan Bank at March 31, 2012 and December 31, 2011, respectively.

During the first quarter of 2011 the Company purchased $821 thousand in commercial real estate loan participations. No loan purchases were made during the first quarter of 2012.

During the first quarter of 2012 the Company transferred $1.997 million of mortgage loans from held-for-sale status into the portfolio of loans held for investment. No loans were transferred from the held-for-sale portfolio into loans held for investment during the first quarter of 2011.

The following table presents a summary of the past due status of all loans, including nonaccrual loans, by type at March 31, 2012:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
Construction and land development loans	$157	$105	$4,235	$4,497	$65,590	$70,087	$23
Other commercial real estate loans	2,944	118	6,602	9,664	489,060	498,724	75
Asset based loans	—	—	—	—	35,909	35,909	—
Other commercial loans	412	91	430	933	107,477	108,410	50
Home equity loans	130	44	31	205	35,893	36,098	7
Other 1-4 family residential loans	1,939	928	1,419	4,286	184,605	188,891	80
Consumer loans	208	46	11	265	41,111	41,376	11
Total	$5,790	$1,332	$12,728	$19,850	$959,645	$979,495	$246

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

Loans are placed into nonaccrual status when, in management's opinion, the borrowers may be unable to meet their payment obligations, which typically occurs when principal or interest payments are more than 90 days past due. The following table presents a summary of the nonaccrual status of loans by type at March 31, 2012 and December 31, 2011 and other nonperforming assets:

(Dollars in thousands)	March 31, 2012	December 31, 2010
Construction and land development loans	$4,519	$4,398
Other commercial real estate loans	7,125	9,937
Asset based loans	43	—
Other commercial loans	551	913
Home equity loans	374	474
Other 1-4 family residential loans	1,978	1,422
Consumer loans	14	33
Total nonaccrual loans	$14,604	$17,177
Other real estate owned	34,636	36,952
Total nonperforming credit-related assets	$49,240	$54,129

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

Consumer - Special Mention loans include the following characteristics: (1) loans with guideline tolerances or exceptions of any kind that have not been mitigated by other economic or credit factors, (2) extending loans that are currently performing satisfactorily but with potential weaknesses that may, if not corrected, weaken the asset or inadequately protect the Bank’s position at some future date – potential weaknesses are the result of deviations from prudent lending practices, and (3) loans where adverse economic conditions that develop subsequent to the loan origination that do not jeopardize liquidation of the debt but do substantially increase the level of risk may also warrant this rating.

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

Risk rating 60 – Doubtful:

Commercial and Consumer – Loans classified Doubtful have all the weaknesses inherent in loans classified Substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values highly questionable and improbable. However, these loans are not yet rated as loss because certain events may occur which would salvage the debt. Among these events are: (1) injection of capital, (2) alternative financing and (3) liquidation of assets or the pledging of additional collateral. The ability of the borrower to service the debt is extremely weak, overdue status is constant, the debt has been considered for non-accrual status, and the repayment schedule is questionable. Doubtful is a temporary grade where a loss is expected but is presently not quantified with any degree of accuracy. Once the loss position is determined, the amount is charged off.

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

The following table presents a summary of loans by credit risk rating at March 31, 2012.

(Dollars in thousands)
	Construction	Other Commercial Real Estate	Asset-Based	Other Commercial
10 and 20	$—	$—	$—	$21,289
30-32	45,829	402,230	24,252	83,853
40	6,757	66,467	10,634	1,874
50	12,401	30,027	1,023	1,317
60	5,100	—	—	77
Total	$70,087	$498,724	$35,909	$108,410

(Dollars in thousands)
	Home Equity	Other 1-4 Family	Consumer	Total
10 and 20	$—	$117	$13,638	$35,044
30-32	34,694	173,283	27,014	791,155
40	757	8,683	567	95,739
50	647	6,716	154	52,285
60	—	92	3	5,272
Total	$36,098	$188,891	$41,376	$979,495

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  (Continued)

During the first quarter of 2012 the Company removed the environmental factor in the loss rate applied to pools of commercial loans not individually reviewed for impairment. Due to the switch from a 13-year average loss calculation to a 5-year calculations, average loss rates applied to pools of commercial loans increased by 27 basis points from the calculation used at the end of 2011. This increase captured the risks that were manually adjusted into the 2011 loss rate calculations, therefore removing the need for the environmental factor. This adjustment resulted in a negative provision for the commercial loan class. The consumer loan class also experienced a negative provision due primarily to a reduction in loan balances and in overdraft balances.

The following table summarizes loans that were individually reviewed for impairment allowances at March 31, 2012:

(Dollars in thousands)
	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance:
Construction and land development loans	$12,869	$17,072	$—
Other commercial real estate loans	33,625	36,738	—
Asset based loans	—	—	—
Other commercial loans	579	606	—
Home equity loans	322	322	—
Other 1-4 family residential loans	4,455	4,527	—
Consumer loans	119	130	—
Loans with a specific valuation allowance:
Construction and land development loans	$4,632	$7,307	$1,689
Other commercial real estate loans	9,109	10,137	1,340
Asset based loans	—	—	—
Other commercial loans	814	814	361
Home equity loans	325	325	286
Other 1-4 family residential loans	2,353	2,353	420
Consumer loans	39	39	39
Total:
Construction and land development loans	$17,501	$24,379	$1,689
Other commercial real estate loans	42,734	46,875	1,340
Asset based loans	—	—	—
Other commercial loans	1,393	1,420	361
Home equity loans	647	647	286
Other 1-4 family residential loans	6,808	6,880	420
Consumer loans	158	169	39

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  (Continued)

The following table summarizes the average recorded investment in impaired loans and the amount of interest income recognized for the first quarter of 2012:

(Dollars in thousands)
	Average Investment In Impaired Loans Quarter-to-Date	Interest Income Recognized Quarter-to-Date
Loans without a specific valuation allowance:
Construction and land development loans	$13,900	$150
Other commercial real estate loans	34,382	408
Asset based loans	—	—
Other commercial loans	673	9
Home equity loans	325	1
Other 1-4 family residential loans	5,280	53
Consumer loans	130	2
Loans with a specific valuation allowance:
Construction and land development loans	$4,634	$32
Other commercial real estate loans	9,614	61
Asset based loans	—	—
Other commercial loans	822	6
Home equity loans	327	2
Other 1-4 family residential loans	2,356	31
Consumer loans	47	1
Total:
Construction and land development loans	$18,534	$182
Other commercial real estate loans	43,996	469
Asset based loans	—	—
Other commercial loans	1,495	15
Home equity loans	652	3
Other 1-4 family residential loans	7,636	84
Consumer loans	177	3

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  (Continued)

The following table summarizes loans that were individually reviewed for impairment allowances at March 31, 2011:

(Dollars in thousands)
	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance:
Construction and land development loans	$20,094	$27,754	$—
Other commercial real estate loans	48,496	52,858	—
Asset based loans	—	—	—
Other commercial loans	6,279	6,305	—
Home equity loans	708	708	—
Other 1-4 family residential loans	3,054	3,054	—
Consumer loans	515	526	—
Loans with a specific valuation allowance:
Construction and land development loans	$12,798	$13,960	$2,821
Other commercial real estate loans	9,661	9,668	2,128
Asset based loans	—	—	—
Other commercial loans	1,305	1,458	908
Home equity loans	—	—	—
Other 1-4 family residential loans	2,850	2,872	953
Consumer loans	105	105	51
Total:
Construction and land development loans	$32,892	$41,714	$2,821
Other commercial real estate loans	58,157	62,526	2,128
Asset based loans	—	—	—
Other commercial loans	7,584	7,763	908
Home equity loans	708	708	—
Other 1-4 family residential loans	5,904	5,926	953
Consumer loans	620	631	51

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  (Continued)

The following table summarizes the average recorded investment in impaired loans and the amount of interest income recognized for the first quarter of 2011:

(Dollars in thousands)
	Average Investment In Impaired Loans Quarter-to-Date	Interest Income Recognized Quarter-to-Date
Loans without a specific valuation allowance:
Construction and land development loans	$20,556	$132
Other commercial real estate loans	48,583	484
Asset based loans	—	—
Other commercial loans	6,312	79
Home equity loans	708	—
Other 1-4 family residential loans	3,096	34
Consumer loans	527	7
Loans with a specific valuation allowance:
Construction and land development loans	$12,795	$96
Other commercial real estate loans	9,672	46
Asset based loans	—	—
Other commercial loans	1,312	9
Home equity loans	—	—
Other 1-4 family residential loans	2,852	4
Consumer loans	106	—
Total:
Construction and land development loans	$33,351	$228
Other commercial real estate loans	58,255	530
Asset based loans	—	—
Other commercial loans	7,624	88
Home equity loans	708	—
Other 1-4 family residential loans	5,948	38
Consumer loans	633	7

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  (Continued)

The following table summarizes loans that were individually reviewed for impairment allowances at December 31, 2011:

(Dollars in thousands)
	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance:
Construction and land development loans	$9,539	$13,915	$—
Other commercial real estate loans	33,048	36,117	—
Asset based loans	—	—	—
Other commercial loans	433	460	—
Home equity loans	159	159	—
Other 1-4 family residential loans	4,466	4,732	—
Consumer loans	128	154	—
Loans with a specific valuation allowance:
Construction and land development loans	$8,620	$11,294	$1,750
Other commercial real estate loans	7,722	8,471	894
Asset based loans	—	—	—
Other commercial loans	1,111	1,111	485
Home equity loans	456	456	166
Other 1-4 family residential loans	1,843	1,843	397
Consumer loans	37	37	37
Total:
Construction and land development loans	$18,159	$25,209	$1,750
Other commercial real estate loans	40,770	44,588	894
Asset based loans	—	—	—
Other commercial loans	1,544	1,571	485
Home equity loans	615	615	166
Other 1-4 family residential loans	6,309	6,575	397
Consumer loans	165	191	37

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  (Continued)

The following table summarizes activity in the allowance for loan losses for the three months ended March 31, 2012 by loan category:

(Dollars in thousands)
	Construction	Other CRE	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of period	$4,131	$4,073	$3,347	$2,607	$795	$—	$14,953
Provision charged to expense	32	2,446	(355)	258	(101)	—	2,280
Losses charged off	(92)	(1,353)	(208)	(239)	(169)	—	(2,061)
Recoveries	355	114	72	320	51	—	912
Balance, end of period	$4,426	$5,280	$2,856	$2,946	$576	$—	$16,084
Ending balance:
Individually evaluated for impairment	$1,689	$1,340	$361	$706	$39	$—	$4,135
Ending balance:
Collectively evaluated for impairment	$2,737	$3,940	$2,495	$2,240	$537	$—	$11,949
Ending balance:
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—
Loans:
Ending balance	$70,087	$498,724	$144,319	$224,989	$41,376	$—	$979,495
Ending balance:
Individually evaluated for impairment	$17,501	$42,734	$1,393	$7,455	$158	$—	$69,241
Ending balance:
Collectively evaluated for impairment	$52,586	$455,990	$142,926	$217,534	$41,218	$—	$910,254
Ending balance:
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  (Continued)

The following table summarizes activity in the allowance for loan losses for the three months ended March 31, 2011 by loan category:

(Dollars in thousands)
	Construction	Other CRE	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of period	$3,942	$2,763	$4,442	$3,701	$1,177	$—	$16,025
Provision charged to expense	114	797	1,377	200	92	—	2,580
Losses charged off	(220)	(502)	(840)	(380)	(205)	—	(2,147)
Recoveries	288	107	44	85	61	—	585
Balance, end of period	$4,124	$3,165	$5,023	$3,606	$1,125	$—	$17,043
Ending balance:
Individually evaluated for impairment	$2,821	$2,128	$908	$953	$51	$—	$6,861
Ending balance:
Collectively evaluated for impairment	$1,303	$1,037	$4,115	$2,653	$1,074	$—	$10,182
Ending balance:
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—
Loans:
Ending balance	$92,744	$549,629	$137,620	$227,911	$43,357	$—	$1,051,261
Ending balance:
Individually evaluated for impairment	$32,892	$58,157	$7,584	$6,612	$620	$—	$105,865
Ending balance:
Collectively evaluated for impairment	$59,852	$491,472	$130,036	$221,299	$42,737	$—	$945,396
Ending balance:
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

The following table summarizes the balance in the allowance for loan losses at December 31, 2011 by loan category:

(Dollars in thousands)
	Construction	Other CRE	Commercial	Residential	Consumer	Unallocated	Total
Ending balance	$4,131	$4,073	$3,347	$2,607	$795	$—	$14,953
Ending balance:
Individually evaluated for impairment	$1,750	$894	$485	$563	$37	$—	$3,729
Ending balance:
Collectively evaluated for impairment	$2,381	$3,179	$2,862	$2,044	$758	$—	$11,224
Ending balance:
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—
Loans:
Ending balance	$69,325	$505,180	$155,330	$223,839	$42,666	$—	$996,340
Ending balance:
Individually evaluated for impairment	$18,159	$40,770	$1,544	$6,924	$165	$—	$67,562
Ending balance:
Collectively evaluated for impairment	$51,166	$464,410	$153,786	$216,915	$42,501	$—	$928,778
Ending balance:
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  (Continued)

Restructured loans are considered to be impaired loans. A troubled debt restructuring occurs when a creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. That concession either stems from an agreement between the creditor and the debtor or is imposed by law or a court. The following table presents information about the Company’s restructured loan portfolio as of March 31, 2012 and December 31, 2011:

(Dollars in thousands)	March 31, 2012		December 31, 2011
	Recorded Balance	Allowance	Recorded Balance	Allowance
Restructured loans with an allowance:
Construction and land development loans	$136	$61	$136	$61
Other commercial real estate loans	8,812	1,164	4,018	320
Other commercial loans	335	72	387	117
Other 1-4 family residential loans	199	76	199	76
Restructured loans without an allowance:
Construction and land development loans	2,566	—	2,725	—
Other commercial real estate loans	11,789	—	17,002	—
Other commercial loans	101	—	119	—
Other 1-4 family residential loans	623	—	1,194	—
Total restructured loans	$24,561	$1,373	$25,780	$574

At March 31, 2012, there were $175 thousand in available credit commitments for construction and land development restructured loans. At December 31, 2011, there were $356 thousand in available credit commitments for construction and land development restructured loans.

There were no loans restructured during the first quarter of 2012 or during the first quarter of 2011.

The following table presents loans modified under the terms of a TDR that became 90 days or more delinquent or were foreclosed on during the three months ended March 31, 2012, that were initially restructured within the prior twelve months.

(Dollars in thousands)	Three Months Ended March 31, 2012
	Number of Loans	Amortized Cost
Other commercial loans	1	$335
Other 1-4 family residential loans	1	152
Total subsequent defaults	2	$487

The first quarter of 2012 defaults were 90 day delinquencies.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 5:  Other Intangible Assets

Following is a summary of intangible assets, net of accumulated amortization, included in the consolidated statements of condition:

Core Deposit Intangible
	Three Months Ended
(Dollars in thousands)	March 31
	2012	2011
Beginning Balance	$4,586	$5,013
Amortization expense	(107)	(107)
Ending Balance	$4,479	$4,906

Estimated amortization expense
Remainder of 2012		320
2013		427
2014		427
2015		427
2016		427
2017		427

Note 6:  Borrowing Arrangements

The following is a summary of other borrowings at March 31, 2012 and December 31, 2011:

(Dollars in thousands)	March 31 2012	December 31 2011
Company’s line of credit in the amount of $5,000,000, maturing in March 2013; secured by approximately 51% of the Bank’s common stock; interest payable quarterly at the prime rate with a floor of 3.50%	$3,166	$3,292
Bank’s advances from Federal Home Loan Banks	38,507	39,709
	$41,673	$43,001
Company’s junior subordinated debentures, interest payable quarterly at 90-day LIBOR plus 1.33% through March 2036; currently redeemable	$30,928	$30,928

The Company’s revolving correspondent line of credit, as modified in March 2012, requires three principal payments of at least $125 thousand each – one during the second, third and fourth quarters of 2012. The line of credit contains certain restrictive covenants related to capital ratios, asset quality, returns on average assets, dividends and supervisory actions by the Company’s regulators. The Company was in compliance with the covenants at March 31, 2012.

The Bank has advances and letters of credit from the Federal Home Loan Bank of Dallas (FHLB) collateralized by real estate-secured loans. The Bank must pledge collateral to obtain advances from the FHLB. Based on the amount of collateral pledged as of March 31, 2012 the Bank had approximately $486 thousand in available credit although any new advances could only be received after approval by the FHLB.

The Bank has a line of credit with the Federal Reserve Discount Window collateralized by commercial and consumer loans. The bank had a line of credit of approximately $8.464 million at March 31, 2012, all of which was available.

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

Accretion of the discount associated with the preferred stock is recognized as an increase to preferred stock dividends in determining net income available to common shareholders. The discount on the Class B, Series A Preferred Stock was being accreted over a five-year period using the effective yield method. The discount on the Class B, Series CD Preferred Stock is being accreted over an eight-year period. The discount accretion recognized on the Class B, Series CD Preferred Stock was $283 thousand during the first quarter of 2011. The discount accretion recognized on the Class B, Series CD Preferred Stock was $313 thousand during the first quarter of 2012.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 7:  (Continued)

The following table summarizes preferred stock of the Company:

(Dollars in thousands)		Shares at		Shares at		Carrying Value
		March 31, 2012		December 31, 2011		March 31, 2012	December 31, 2011
	Rate	Authorized	Outstanding	Authorized	Outstanding
Class A	—	1,000,000	—	1,000,000	—	$—	$—
Class B:		1,000,000		1,000,000
Series A	5%		—		—	—	—
Series CD	2%		30,000		30,000	17,877	17,564
						$17,877	$17,564

Note 8:  Pension and Other Employee Benefit Plans

As discussed in Note 18: Employee Benefit Plans, to the December 31, 2011 financial statements, the Bank has a defined benefit pension plan covering substantially all full time employees of the Bank and its subsidiaries. The following table provides a summary of the components of the unamortized pension costs recognized in stockholders’ equity as of March 31, 2012 and December 31, 2011:

(Dollars in thousands)	Balance	2012	Balance
	12/31/11	Amortization	03/31/12
Unamortized actuarial loss	$4,272	$(534)	$3,738
Deferred taxes	(1,593)	199	(1,394)
Net unamortized pension costs	$2,679	$(335)	$2,344

The following is a summary of the components of net periodic benefit costs for the three-month periods ended March 31, 2012 and 2011:

	Three Months Ended
(Dollars in thousands)	March 31
	2012	2011
Interest cost	$102	$112
Expected return on plan assets	(131)	(141)
Amortization of prior service costs	—	(6)
Recognized actuarial loss	534	246
Net pension cost	$505	$211

The Company made $56 thousand in contributions to the pension plan during the first three months of 2012. The Company made no contribution to the pension plan during the first three months of 2011. The Company expects to make approximately $406 thousand in contributions to the pension plan during the remainder of 2012.

The Company made $75 thousand in contributions to the ESOP and $164 thousand in matching contributions to the 401k plan during the first three months of 2012. The Company made $75 thousand in contributions to the ESOP and $76 thousand in matching contributions to the 401k plan during the first three months of 2011. During 2012 the Company matched 60% of an employee's first 6% of salary deferral in the 401k plan for all employees with less than three years of credited service and 75% for employees with three years or more of credited service. During the first quarter of 2011, the matching percentages were 30% and 37.5% respectively.

The Company has a nonqualified deferred compensation plan for certain senior officers. Participants deferred $21 thousand of compensation and received $8 thousand in distributions during the first three months of 2012. Participants deferred $12 thousand of compensation and received $6 thousand in distributions during the first three months of 2011. Employee benefit expenses include charges for earnings increases of $34 thousand for the first three months of 2012 and $25 thousand for the first three months of 2011. The plan incurred $1 thousand of expenses during the first three months of 2012 and $1 thousand during the first three months of 2011. Liabilities of the plan were $552 thousand at March 31, 2012 and $506 thousand at March 31, 2011, substantially all of which were vested.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 9:  Share-based Compensation

The Company uses the fair value method of accounting for stock-based compensation. The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model.

The following table is a summary of stock awards activity:

	2005 Plan					1999 Plan
		Restricted Stock		Stock Options		Stock Options
	Shares Available For Grant	Number of Shares	Weighted Average Grant Date Fair Value	Number Of Shares	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price
January 1, 2011	603,634	63,000	$16.995	16,600	$12.043	15,800	$16.018
Awards Granted	—	—	—	—	—	—	—
Vested	—	—	—	—	—	—	—
Forfeitures	3,000	(3,000)	17.075	—	—	—	—
Expired	—	—	—	—	—	—	—
March 31, 2011	606,634	60,000	$16.991	16,600	$12.043	15,800	$16.018
January 1, 2012	613,434	46,000	$17.032	17,800	$10.526	15,800	$16.018
Awards Granted	—	—	—	—	—	—	—
Vested	—	—	—	—	—	—	—
Forfeitures	—	—	—	—	—	—	—
Expired	—	—	—	—	—	—	—
March 31, 2012	613,434	46,000	$17.032	17,800	$10.526	15,800	$16.018
Shares exercisable at March 31, 2012		—	—	9,400	$14.301	15,800	$16.018

The Company estimates a forfeiture rate of 9.45% (1.89% annual rate) for stock options issued to employees and a forfeiture rate of 5.45% (1.09% annual rate) for stock options issued to directors in determining net compensation costs. At March 31, 2012, there were $9 thousand in unrecognized compensation costs related to stock option awards.

The Company has issued restricted stock awards to certain executives and senior officers. The awards vest over periods of one to seven years and are forfeited in their entirety if the officer leaves the Company before the end of the vesting term. Additionally the restricted shares include a performance condition that may accelerate vesting at the achievement of a diluted earnings per share and net income target. Non-achievement of the performance condition during the vesting period would not prevent vesting of the shares. Dividends are paid quarterly to restricted stock grantees. At March 31, 2012, there were $54 thousand in unrecognized compensation costs. The unrecognized costs at March 31, 2012, are expected to be recognized over a weighted-average period of seven months. The Company estimates that 4.00% (.57% annual rate) of the nonvested shares will be forfeited in determining net compensation expenses recognized.

In July 2010 the Board of Directors approved the reservation of 1,000,000 shares of authorized, unissued shares for issuance in lieu of cash for directors’ fees earned for 2010 and beyond. All shares are issued at market value and provide a convenient way for directors to receive shares of the Company based on the amount of directors’ fees that would otherwise be paid. Directors individually elect a percentage of their compensation, not less than 50%, to be received in common stock with the balance of the fees being paid in cash each quarter. For the first quarter of 2012, 7,785 shares were issued to directors in lieu of fees.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 10:  Accumulated Other Comprehensive Income (Loss)

The following is a summary of the gross amounts of accumulated other comprehensive income and the related income tax effects:

(Dollars in thousands)	Gross	Tax	Net
March 31, 2012:
Net unrealized gain on securities available for sale	$7,036	$2,624	$4,412
Net unrealized loss on other-than-temporarily impaired securities available for sale	(2,265)	(845)	(1,420)
Net unamortized pension costs	(3,738)	(1,394)	(2,344)
Net unrealized loss on cash flow hedge	(1,728)	(644)	(1,084)
	$(695)	$(259)	$(436)
December 31, 2011:
Net unrealized gain on securities available for sale	$7,202	$2,688	$4,514
Net unrealized loss on other-than-temporarily impaired securities available for sale	(2,318)	(865)	(1,453)
Net unamortized pension costs	(4,272)	(1,593)	(2,679)
Net unrealized loss on cash flow hedge	(1,834)	(684)	(1,150)
	$(1,222)	$(454)	$(768)
March 31, 2011:
Net unrealized gain on securities available for sale	$4,497	$1,678	$2,819
Net unrealized loss on other-than-temporarily impaired securities available for sale	(2,606)	(972)	(1,634)
Net unamortized pension costs	(2,687)	(1,003)	(1,684)
Net unrealized gain on cash flow hedge	988	369	619
	$192	$72	$120

Note 11:  Regulatory Matters

Federal banking regulations require that the Bank maintain certain cash reserves based on a percent of deposits. This requirement was $3.965 million at March 31, 2012 and $2.258 million at December 31, 2011. The reserve requirements were covered by vault cash of $11.858 million at March 31, 2012 and $12.311 million at December 31, 2011. The Company is also required to hold a clearing balance of $2.000 million with the Federal Reserve. This clearing balance was included in interest bearing bank balances at March 31, 2012 and December 31, 2011.

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

Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Total Capital and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined). Management believes, as of March 31, 2012, that all capital adequacy requirements have been met.

As of March 31, 2012, the most recent notification by the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 11:  (Continued)

The Company's and Bank's actual capital amounts and ratios as of March 31, 2012, and December 31, 2011, are also presented in the table:

(Dollars in thousands)	Actual		Minimum Capital		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2012:
Total capital (to risk weighted assets):
Company	$143,395	12.32%	$93,123	8.00%	$—	—%
Bank	143,105	12.32%	92,961	8.00%	116,201	10.00%
Tier I capital (to risk weighted assets):
Company	128,826	11.07%	46,561	4.00%	—	—%
Bank	128,560	11.06%	46,480	4.00%	69,721	6.00%
Tier I capital (to average assets):
Company	128,826	8.08%	63,765	4.00%	—	—%
Bank	128,560	8.08%	63,622	4.00%	79,527	5.00%
December 31, 2011:
Total capital (to risk weighted assets):
Company	$141,434	12.09%	$93,564	8.00%	$—	—%
Bank	141,088	12.08%	93,410	8.00%	116,762	10.00%
Tier I capital (to risk weighted assets):
Company	126,810	10.84%	46,782	4.00%	—	—%
Bank	126,488	10.83%	46,705	4.00%	70,057	6.00%
Tier I capital (to average assets):
Company	126,810	8.17%	62,072	4.00%	—	—%
Bank	126,488	8.17%	61,933	4.00%	77,416	5.00%

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

In November 2009, the Company entered into an informal agreement with the Federal Reserve Bank of St. Louis (the “Federal Reserve”). The agreement requires prior approval by the Federal Reserve of (1) the declaration or payment by the Company of dividends to shareholders and (2) the payment of interest on outstanding trust preferred securities and the payment of dividends on outstanding TARP preferred stock and (3) the incurrence of additional debt. The agreement is not a “written agreement” for purposes of Section 8 of the Federal Deposit Insurance Act, as amended. The Federal Reserve approved, pursuant to the informal agreement, the common dividends payable to shareholders, the interest payment on the trust preferred securities and the dividends payable on the TARP preferred stock for the first three months of 2012.

Under the terms of the Exchange Agreement related to the Company's participation in the TARP Community Development Capital Initiative, the Company may not pay common dividends in excess of the current rate of $.01 per share per quarter ($.04 per share per year) through the earlier of September 2018 or the date the preferred stock is redeemed.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 12:  Income Taxes

Income tax expense was as follows:

	Three Months Ended
(Dollars in thousands)	March 31
	2012	2011
Current income tax expense	$2	$1
Deferred income tax expense	510	114
Total income tax expense	$512	$115

Net deferred tax assets totaled $13.593 million at March 31, 2012 and $14.115 million at December 31, 2011. Management has reviewed its deferred tax assets and determined that it is more likely than not that the deferred tax assets will be realized in the foreseeable future and therefore no valuation allowance has been accrued.

In connection with its 2009 and 2010 operating losses and estimated earnings for 2011, the Company had the following net operating losses and tax credits available for carryover for Federal income tax purposes at December 31, 2011:

(Dollars in thousands)
	Amount	Expiration Dates
Net operating loss from 2009	$8,700	2029
Net operating loss from 2010	4,321	2030
Tax credits from 2009	208	2029
Tax credits from 2010	299	2030
Tax credits from 2011	475	2031

Federal tax credits for 2011 include a $120 thousand credit related to an adjustment to the amended tax returns for 2006 and 2007. The Company carried back more than the allowable net operating losses for alternative minimum tax purposes and therefore, owed approximately $184 thousand in alternative minimum tax for 2007. The tax due was accrued during the fourth quarter of 2011 and paid during the first quarter of 2012. This tax, net of $64 thousand in credits that were available but not taken in the amended 2006 return are available to be carried forward as tax credits.

The Company is currently being audited for the tax years of 2008 through 2010 by the Mississippi State Tax Commission. The audit is expected to be concluded by the end of 2012.

The Company had no material recognized uncertain tax positions as of March 31, 2012 or December 31, 2011 and therefore did not have any tax accruals in 2012 or 2011 related to uncertain positions. The Company is no longer subject to Federal income tax examinations of tax returns filed for years before 2008.

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

The calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share were as follows:

	Three Months Ended
(Dollars in thousands, except per share data)	March 31
	2012	2011
Net income	$1,607	$950
Preferred dividends	463	432
Net income attributable to common stock	1,144	518
Net income allocated to common stockholders:
Distributed	92	91
Undistributed	1,047	424
	$1,139	$515
Weighted-average basic common and participating shares outstanding	9,202,476	9,169,528
Less: weighted average participating restricted shares outstanding	46,000	60,433
Weighted-average basic shares outstanding	9,156,476	9,109,095
Basic net income per share	$0.12	$0.06
Weighted-average basic common and participating shares outstanding	9,202,476	9,169,528
Add: share-based options and stock warrant	—	—
	9,202,476	9,169,528
Less: weighted average participating restricted shares outstanding	46,000	60,433
Weighted-average dilutive shares outstanding	9,156,476	9,109,095
Dilutive net income per share	$0.12	$0.06
Weighted-average shares of potentially dilutive instruments that are not included in the dilutive share calculation due to anti-dilutive effect:
Compensation plan-related stock options	33,600	39,600
Common stock warrant	513,113	513,113

Note 14:  Derivative Financial Instruments

In November 2010 the Company entered into an interest rate swap designed to hedge the interest cash flows of its junior subordinated debentures. The swap became effective on March 15, 2011, which is the date on which the junior subordinated debentures switched from a fixed interest rate to a floating interest rate. The maturity date of the swap is March 15, 2018. The Company expects the hedge to be highly effective and it is being accounted for as a cash flow hedge. The unrealized gains and losses of the interest rate swap are being recorded in accumulated other comprehensive income until the interest payment due dates when the balance remaining in other comprehensive income will be removed and charged or credited to interest expense. The swap is designed to make fixed rate payments at 3.795% to the counterparty and receive floating rate payments at three month LIBOR plus 1.33% from the counterparty. Government sponsored entity securities with a fair value of $1.481 million and cash of $2.251 million were pledged as collateral on the swap at March 31, 2012. Government sponsored entity securities with a fair value of $1.505 million and cash of $1.861 million were pledged as collateral on the swap at December 31, 2011.

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 14:  (Continued)

The following tables summarize the Company’s derivative positions:

	As of March 31, 2012
	Asset Derivatives			Liability Derivatives
(Dollars in thousands)	Balance Sheet Classification	Notional Amount	Fair Value	Balance Sheet Classification	Notional Amount	FairValue
Derivatives designated in cash flow hedging relationships:
Interest rate swap	Other assets	$—	$—	Other liabilities	$30,000	$1,728
Derivatives not designated as hedging instruments:
Forward sale agreements	Other assets	41,152	297	Other liabilities	9,747	23
Written interest rate options (locks)	Other assets	7,668	138	Other liabilities	13,878	331
Total derivatives		$48,820	$435		$53,625	$2,082

	As of December 31, 2011
	Asset Derivatives			Liability Derivatives
(Dollars in thousands)	Balance Sheet Classification	Notional Amount	Fair Value	Balance Sheet Classification	Notional Amount	Fair Value
Derivatives designated in cash flow hedging relationships:
Interest rate swap	Other assets	$—	$—	Other liabilities	$30,000	$1,834
Derivatives not designated as hedging instruments:
Forward sale agreements	Other assets	22,220	135	Other liabilities	15,287	124
Written interest rate options (locks)	Other assets	4,225	134	Other liabilities	7,021	167
Total derivatives		$26,445	$269		$52,308	$2,125

Amounts included in the consolidated statements of operations and in other comprehensive income (OCI) in for the first three months of 2012 and 2011 are summarized in the following tables:

	Three Months Ended March 31, 2012
(Dollars in thousands)	Amount of pre-tax gain (loss) recognized in OCI (Effective Portion)	Classification of gain (loss) reclassified from AOCI into earnings (Effective Portion)	Amount of pre-tax gain (loss) reclassified from AOCI into earnings (Effective Portion)
Derivatives in cash flow hedging relationships:
Interest rate swap	$(40)	Interest on junior subordinated debt	$(146)
	Classification of gain (loss) recognized in earnings		Amount of pre-tax gain (loss) recognized in earnings
Derivatives not designated as hedging instruments:
Forward sale agreements	Mortgage banking income		$248
Written interest rate options (locks)	Mortgage banking income		(371)
Total			$(123)

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 14:  (Continued)

	Three Months Ended March 31, 2011
(Dollars in thousands)	Amount of pre-tax gain (loss) recognized in OCI (Effective Portion)	Classification of gain (loss) reclassified from AOCI into earnings (Effective Portion)	Amount of pre-tax gain (loss) reclassified from AOCI into earnings (Effective Portion)
Derivatives in cash flow hedging relationships:
Interest rate swap	$(2,908)	Interest on junior subordinated debt	$(362)
	Classification of gain (loss) recognized in earnings		Amount of pre-tax gain (loss) recognized in earnings
Derivatives not designated as hedging instruments:
Forward sale agreements	Mortgage banking income		$133
Written interest rate options (locks)	Mortgage banking income		(9)
Total			$124

A net settlement payment of $146 thousand was made to the swap counterparty on March 15, 2012. The Company estimates that approximately $365 thousand will be recognized as a charge to interest expense during the remainder of 2012 related to the swap. The Company expects approximately $484 thousand related to future swap settlements to be recognized as a charge to interest expense over the next twelve months.

Note 15:  Variable Interest Entities

In February 2006, the Company issued $30.928 million in fixed/floating rate junior subordinated deferrable interest debentures to First M&F Statutory Trust I. The Company received $30.000 million in cash and $928 thousand of common securities from the Trust. The debentures mature in March 2036, and interest is payable quarterly. The subordinated debentures are redeemable at par. The subordinated debentures are the only asset of the Trust. The Trust issued $30.000 million in capital securities through a placement and issued $928 thousand of common securities to the Company.

First M&F Statutory Trust I, which is a wholly owned financing subsidiary of the Company for regulatory and legal purposes, is a variable interest entity. A determination has been made that the Company, since its equity interest is not at risk, is not the primary beneficiary and therefore, the Trust is not consolidated with the Company’s financial statements.

The Company is involved as a limited partner in two low income housing tax credit entities. The Company has determined that it is not the primary beneficiary of these partnerships because it does not have the power to direct the activities of the entity – primarily construction, renovation and property management – that most significantly impact the entity’s economic performance. The Company had a total investment and a total exposure of $2.425 million in these entities at March 31, 2012 and $2.497 million at December 31, 2011. The low income housing tax credit partnership investments are evaluated for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable.

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

Financial Summary

Net income for the first quarter of 2012 was $1.607 million, or $0.12 basic and diluted earnings per share as compared to net income of $950 thousand, or $0.06 basic and diluted earnings per share for the same period in 2011 and net income of $987 thousand or $0.05 basic and diluted earnings per share for the fourth quarter of 2011. The major factors contributing to the increase in year-over-year earnings were (1) a $239 thousand increase in net interest income, (2) a $300 thousand decrease in loan loss provision accruals and (3) a $897 thousand decrease in foreclosed property expenses. Net investment gains were down by $462 thousand year-over-year.

Highlights for the first three months of 2012 and 2011 are as follows:

•	Debit card revenues increased by 3.17% for the first quarter of 2012 from the first quarter of 2011

•	The net interest margin increased to 3.67% in the first quarter of 2012 from 3.59% in the first quarter of 2011

•	Loans held for investment were down by $71.766 million from the March 31, 2011 balance

•	Nonaccrual loans were 1.45% of total loans at March 31, 2012 as compared to 3.55% at March 31, 2011

•	Annualized net charge-offs were 0.47% for the first quarter of 2012 as compared to 0.60% for the first quarter of 2011

•	As a result of branch closings and other cost-saving initiatives, full-time equivalent employees dropped from 489 employees at March 31, 2011 to 460 employees at March 31, 2012

FIRST M & F CORPORATION

The following table shows the quarterly net loan, non-interest bearing deposit, and interest bearing deposit changes for the last five quarters:

(Net change, in thousands)

	Loans	Non-Interest Bearing Deposits	Interest Bearing Deposits
1st Qtr 2011	$(8,885)	$(3,742)	$28,406
2nd Qtr 2011	(6,666)	35,169	(10,746)
3rd Qtr 2011	(29,629)	(21,584)	(19,056)
4th Qtr 2011	(18,626)	9,676	(22,072)
1st Qtr 2012	(16,845)	6,885	32,160

The following table shows the quarterly net interest income, loan loss accruals, non-interest income and non-interest expense amounts for the last five quarters:

(Net amount, in thousands)

	Net Interest Income	Loan Loss Accruals	Non-Interest Income	Non-Interest Expense
1st Qtr 2011	$12,725	$2,580	$5,731	$14,811
2nd Qtr 2011	13,271	2,280	4,712	14,303
3rd Qtr 2011	13,225	2,580	5,219	14,143
4th Qtr 2011	12,643	2,280	5,912	15,077
1st Qtr 2012	12,964	2,280	5,421	13,986

The following table shows the components of pre-tax basic earnings per share for the last five quarters:

	1st Qtr 2012	4th Qtr 2011	3rd Qtr 2011	2nd Qtr 2011	1st Qtr 2011
Net interest income	$1.42	$1.38	$1.45	$1.45	$1.39
Loan loss expense	0.25	0.25	0.28	0.25	0.28
Noninterest income	0.59	0.65	0.57	0.52	0.63
Noninterest expense	1.53	1.65	1.55	1.57	1.62
Net income before taxes	$0.23	$0.13	$0.19	$0.15	$0.12

FIRST M & F CORPORATION

The following table shows performance ratios for the last five quarters:

	1st Qtr 2012	4th Qtr 2011	3rd Qtr 2011	2nd Qtr 2011	1st Qtr 2011
Net interest margin	3.67%	3.64%	3.72%	3.75%	3.59%
Efficiency ratio	75.18%	80.29%	75.76%	78.56%	79.26%
Return on assets	0.40%	0.25%	0.33%	0.28%	0.24%
Return on total equity	5.84%	3.54%	4.78%	4.07%	3.58%
Return on common equity	4.95%	2.27%	3.76%	2.90%	2.31%
Noninterest income to avg. assets	1.36%	1.50%	1.30%	1.18%	1.43%
Noninterest income to revenues (1)	29.14%	31.48%	27.96%	25.88%	30.67%
Noninterest expense to avg assets	3.50%	3.82%	3.52%	3.59%	3.70%
Salaries and benefits to total noninterest expense	49.07%	45.76%	52.72%	50.04%	46.97%
Nonaccrual loans to loans	1.45%	1.68%	2.59%	3.13%	3.55%
90 day past due loans to loans	0.02%	0.06%	0.02%	0.07%	0.03%
Annualized net charge offs as a percent of average loans	0.47%	1.37%	2.03%	0.20%	0.60%

(1)	Revenues equal tax-equivalent net interest income before loan loss expense, plus noninterest income.

The following table shows revenue related performance statistics for the last five quarters:

(Dollars in thousands)	1st Qtr 2012	4th Qtr 2011	3rd Qtr 2011	2nd Qtr 2011	1st Qtr 2011
Mortgage originations	$30,473	$41,380	$25,875	$12,195	$12,559
Trust revenues	41	43	56	43	46
Retail investment revenues	99	110	90	109	87
Revenues per FTE employee	40	39	37	37	38
Agency commissions per agency FTE employee (1)	22	20	26	24	23
(1) Agency commissions are property, casualty, life and health commissions produced by the insurance agency personnel.

The following table shows additional statistics for the Company at the end of the last five quarters:

	1st Qtr 2012	4th Qtr 2011	3rd Qtr 2011	2nd Qtr 2011	1st Qtr 2011
Full-time equivalent employees	460	460	496	510	489
Number of noninterest-bearing deposit accounts	32,081	32,332	32,587	32,609	32,821

FIRST M & F CORPORATION

Net Interest Income

Net interest income before loan loss expenses for the first quarter of 2012 was $12.964 million as compared to $12.725 million for the first quarter of 2011 and $12.643 million for the fourth quarter of 2011. For the first quarter of 2012 compared to the same quarter of 2011: earning asset yields decreased by 36 basis points, liability costs decreased by 48 basis points, the net interest spread increased by 12 basis points and the net interest margin increased by 8 basis points. For the first quarter of 2012 compared to the fourth quarter of 2011: earning asset yields decreased by 11 basis points, liability costs decreased by 17 basis points, the net interest spread increased by 6 basis points and the net interest margin increased by 3 basis points.

Balance sheet dynamics affecting the comparative net interest margins for the first quarter of 2012 compared to 2011 include (1) a decrease of 6.92% in average loans held for investment, (2) a decrease in average loans held for investment as a percentage of earning assets from 72.24% in the first quarter of 2011 to 68.07% in the first quarter of 2012, (3) a decrease in average interest-bearing deposits of .89%, (4) a decrease in average other borrowings of 8.91% and (5) an increase in average noninterest-bearing deposits as a percentage of total assets from 12.90% in 2011 to 14.04% in 2012.

Balance sheet dynamics affecting the comparative net interest margins for the first quarter of 2012 compared to the fourth quarter of 2011 include (1) a decrease of 1.01% in average loans held for investment, (2) a decrease in average loans held for investment as a percentage of earning assets from 70.89% in the fourth quarter of 2011 to 68.07% in the first quarter of 2012, (3) an increase in average interest-bearing deposits of 4.33%, (4) a decrease in average other borrowings of 1.78% and (5) a decrease in average noninterest-bearing deposits as a percentage of total assets from 14.82% in the fourth quarter of 2011 to 14.04% in the first quarter of 2012.

Yield and cost dynamics affecting the comparative net interest margins for the first quarter of 2012 compared to 2011 include (1) a decrease of 17 basis points in yields on loans held for investment and for sale, (2) a decrease of 47 basis points in investment and short-term funds yields, (3) a decrease of 46 basis points in costs of deposits and (4) a decrease of 13 basis points in costs of borrowings.

Yield and cost dynamics affecting the comparative net interest margins for the first quarter of 2012 compared to the fourth quarter of 2011 include (1) no change in yields on loans held for investment and for sale, (2) a decrease of 1 basis point in investment and short-term funds yields, (3) a decrease of 16 basis points in costs of deposits and (4) a decrease of 8 basis points in costs of borrowings.

The primary drivers of the increase in net interest income for the first quarter of 2012 over the fourth quarter of 2011 were a 3 basis point increase in the net interest margin and a $43.384 million increase in average earning assets. Average earning assets grew primarily in interest bearing bank balances, driven by first quarter deposit growth. Average yields on total loans for sale and investment remained steady at 5.74% for both quarters while the cost of deposits decreased from 1.01% during the fourth quarter of 2011 to .85% for the first quarter of 2012. Average loans for sale and investment declined as a percentage of earning assets from 72.36% for the fourth quarter of 2011 to 69.64% for the first quarter of 2012 as loan volumes continued downward. Interest-bearing deposits dominated funding, representing 81.90% of average earning assets for the first quarter of 2012 as compared to 80.94% for the fourth quarter of 2011.

Net interest income for the first quarter for 2012 as compared to the first quarter of 2011 improved due to an 8 basis point increase in the net interest margin, offsetting a $17.700 million decline in average earning assets. The improvement was dominated by declines in funding costs as deposit costs decreased from 1.31% in 2011 to .85% in 2012 and borrowing costs decreased from 3.88% in 2011 to 3.75% in 2012. The decline in deposit costs has occurred through a shift in deposit mix from certificates of deposit into NOW and money market accounts. The earning asset mix continued to shift from loans to other earning assets while the funding mix continued to shift away from borrowings and into deposits. Yields and costs followed the general interest rate environment as 10-year Treasury yields declined from 3.41% in March of 2011 to 2.17% in March of 2012. AAA corporate bond yields declined from 5.13% to 3.99% over the same term, indicating the pricing pressures in corporate bond and loan portfolios. The ability to create yield spreads also declined as the spread between 10-year Treasuries and 2-year Treasuries fell from 2.71% in March of 2011 to 1.83% in March of 2012. A positive mitigating factor for the Company has been the decline in nonaccrual loans from 3.55% of total loans at March 31, 2011 to 1.45% of total loans at March 31, 2012.

Management expects pricing pressures to continue in the near term as the economy continues a slow recovery. Net interest revenues will continue to be driven by earning asset growth provided through deposit growth and declines in deposit costs.

FIRST M & F CORPORATION

The following table shows the components of the net interest margin for the first quarters of 2012 and 2011 and the fourth quarters of 2011 and 2010:

	Yields/Costs		Yields/Costs
	1st Quarter, 2012	4th Quarter, 2011	1st Quarter, 2011	4th Quarter, 2010
Interest bearing bank balances	0.26%	0.33%	0.22%	0.21%
Federal funds sold	0.25	0.25	0.25	0.25
Taxable investments	2.00	1.81	2.88	2.91
Tax-exempt investments	5.83	5.94	5.98	5.95
Loans held for sale	3.06	2.98	3.85	3.75
Loans held for investment	5.80	5.79	5.92	5.91
Earning asset yield	4.57	4.68	4.93	5.04
Interest checking	0.46	0.47	0.81	1.02
Money market deposits	0.52	0.62	0.85	1.14
Savings deposits	0.99	1.05	1.21	1.26
Certificates of deposit	1.39	1.60	1.86	1.95
Short-term borrowings	0.48	0.53	0.25	0.20
Other borrowings	3.97	4.04	4.97	5.10
Cost of interest-bearing liabilities	1.03	1.20	1.51	1.69
Net interest spread	3.54	3.48	3.42	3.35
Effect of non-interest bearing deposits	0.16	0.19	0.21	0.26
Effect of leverage	(0.03)	(0.03)	(0.04)	(0.05)
Net interest margin, tax-equivalent	3.67	3.64	3.59	3.57
Less: Tax equivalent adjustments:
Investments	0.05	0.05	0.05	0.06
Loans	0.01	0.01	0.01	0.01
Reported book net interest margin	3.61%	3.58%	3.53%	3.49%

FIRST M & F CORPORATION

The following table shows average balance sheets for the first quarters of 2012 and 2011 and the fourth quarters of 2011 and 2010:

(Dollars in thousands)
	1st Quarter,	4th Quarter,	1st Quarter,	4th Quarter,
	2012	2011	2011	2010
Interest bearing bank balances	$79,212	$44,653	$93,864	$65,302
Federal funds sold	25,000	25,000	25,000	25,000
Taxable investments	299,622	283,986	249,061	228,935
Tax-exempt investments	34,969	33,923	33,939	37,525
Loans held for sale	22,729	20,516	4,265	6,551
Loans held for investment	983,800	993,869	1,056,903	1,041,453
Earning assets	1,445,332	1,401,947	1,463,032	1,404,766
Other assets	161,681	162,584	159,331	169,660
Total assets	$1,607,013	$1,564,531	$1,622,363	$1,574,426
Interest checking	$419,260	$369,789	$402,801	$319,309
Money market deposits	226,602	186,898	161,581	167,154
Savings deposits	120,835	118,833	115,815	115,806
Certificates of deposit	417,086	459,182	514,184	512,012
Short-term borrowings	5,054	4,809	23,917	34,194
Other borrowings	73,107	74,431	80,261	80,946
Interest-bearing liabilities	1,261,944	1,213,942	1,298,559	1,229,421
Noninterest-bearing deposits	225,610	231,926	209,352	227,457
Other liabilities	8,714	8,180	6,819	8,438
Stockholders’ equity	110,745	110,483	107,633	109,110
Liabilities and stockholders’ equity	$1,607,013	$1,564,531	$1,622,363	$1,574,426
Loans to earning assets	68.07%	70.89%	72.24%	74.14%
Loans to assets	61.22%	63.53%	65.15%	66.15%
Earning assets to assets	89.94%	89.61%	90.18%	89.22%
Noninterest-bearing deposits to assets	14.04%	14.82%	12.90%	14.45%
Equity to assets	6.89%	7.06%	6.63%	6.93%

Provision for Loan Losses

The accrual for the provision for loan losses for the first quarter of 2012 was $2.280 million as compared to $2.580 million for the first quarter of 2011. Net charge-offs were $1.149 million for the first quarter of 2012 as compared to $3.437 million for the fourth quarter of 2011 and $1.562 million for the first quarter of 2011. The allowance for loan losses as a percentage of loans was 1.64% at March 31, 2012, 1.50% at December 31, 2011, and 1.62% at March 31, 2011.

The Credit Risk Management section of this discussion provides further details on the allowance provisioning process.

FIRST M & F CORPORATION AND SUBSIDIARY

Non Interest Income

Noninterest income, excluding securities transactions, was $4.830 million for the first quarter of 2012 as compared to $4.678 million for the same period in 2011 and $5.343 million in the fourth quarter of 2011. For the first quarter of 2012 as compared to the first quarter of 2011: (1) deposit revenues decreased by $1 thousand, (2) mortgage banking revenues increased by $211 thousand and (3) agency commissions decreased by $63 thousand. For the first quarter of 2012 as compared to the fourth quarter of 2011: (1) deposit revenues decreased by $184 thousand, (2) mortgage banking revenues decreased by $51 thousand and (3) agency commissions increased by $31 thousand.

The first quarter of 2012 showed a decrease of 0.04% from the first quarter of 2011 and a 6.97% decrease from the fourth quarter of 2011 in deposit revenues. Overdraft fee revenues, which comprise approximately 54% of deposit revenues, decreased by .75% from the first quarter of 2011 to the first quarter of 2012 and decreased by 13.86% from the fourth quarter of 2011 to the first quarter of 2012. On August 1, 2011 the Company increased the per item charge for overdrafts by $6 per item. The year-over-year positive impact of the fee increase was fully offset by a 17.29% decline in overdraft items processed. Overdraft fee revenues declined by $213 thousand from the fourth quarter of 2011 as compared to the first quarter of 2012, primarily due to decreased volumes. Overdraft fees are per item charges applied to each check paid on an overdrawn account or returned. The per item fee is determined by the Company’s pricing committee and is based primarily on the competitive market prices as well as on costs associated with processing the items.

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

Debit card revenues increased by 3.17% from the first quarter of 2011 to the first quarter of 2012 and increased by 6.27% from the fourth quarter of 2011 to the first quarter of 2012. The recently enacted Dodd-Frank Act includes measures that would allow the Federal Reserve to define limits on large banks for interchange fees that may be charged on debit cards. The Federal Reserve issued a final rule on June 29, 2011, setting the fee cap at $.21 per transaction plus 5 basis points multiplied by the value of the transaction, with an additional potential fee of $.01 per transaction as a fraud-prevention reimbursement. The fee caps only apply to banks with $10 billion or more in total assets. The final rule went into effect on October 1, 2011. The full indirect effect of the fee cap regulations on community banks will become more evident over the remainder of 2012. The following table shows the components of deposit account income:

	Three Months Ended
(Dollars in thousands)	March 31
	2012	2011
Service charge revenues	$286	$303
Debit/ATM card revenues	847	821
Overdraft fee revenues	1,324	1,334
Service charges on deposit accounts	$2,457	$2,458

Mortgage banking income increased by 59.27% from the first quarter of 2011 to the first quarter of 2012 and decreased by 8.25% from the fourth quarter of 2011 to the first quarter of 2012. Mortgage originations increased by 142.64% from the first quarter of 2011 to the first quarter of 2012 and decreased by 26.36% from the fourth quarter of 2011 to the first quarter of 2012. Mortgage revenues were $280 thousand in retail revenues and $287 thousand in broker-referred (wholesale) revenues for the first quarter of 2012 as compared to $356 thousand in retail revenues for the first quarter of 2011. Origination volumes for the first quarter of 2012 were $17.392 million in retail and $13.081 million in wholesale loans. Origination volumes for the first quarter of 2011 were $12.559 million in retail loans. Sales volumes for the first quarter of 2012 were $16.096 million in retail and $9.605 million in wholesale loans. Sales volumes for the first quarter of 2011 were $16.217 million in retail loans. Interest on loans held for sale for the first quarter of 2012 included $94 thousand for retail and $79 thousand for wholesale loans. Other noninterest expense for the first quarter of 2012 included $203 thousand in broker fees and pricing discounts paid to originate wholesale mortgages. Conventional 30-year mortgage rates fell steadily by 91 basis points throughout 2011, ending the year at 3.95%. Rates remained flat during the first quarter of 2012. The rate decline triggered the increases in origination volumes for the first quarter of 2012. Management expects mortgage origination volumes to remain steady until economic pressures push mortgage rates back up.

Agency commission income decreased by 7.06% from the first quarter of 2011 to the first quarter of 2012 and increased by 3.88% from the fourth quarter of 2011 to the first quarter of 2012. Property and casualty commissions decreased by $75 thousand while life and health commissions increased by $13 thousand and annuity commissions decreased by $1 thousand for the first quarter of 2012 as compared to the first quarter of 2011. Insurance commission volumes are expected to be influenced by the strength of the economy, competitive pricing pressures and sales efforts.

FIRST M & F CORPORATION

The Company had sales and calls of $15.851 million of U.S. government-sponsored entity securities for a net loss of $20 thousand during the first quarter of 2012. The Company also had sales and calls of $17.115 million of mortgage-backed securities for net gains of $596 thousand during the first quarter of 2012. The Company also had sales and calls of $425 thousand of municipal securities for net gains of $15 thousand during the first quarter of 2012. The proceeds from the 2012 sales were combined with other funds and reinvested into the portfolio. The Company sold $8.317 million of U.S. government-sponsored entity securities and $24.377 million of mortgage-backed securities during the first quarter of 2011 to generate most of the $1.349 million in net gains reported. The proceeds were reinvested in similar securities with shorter maturities.

The Company owns five separate beneficial interests in collateralized debt obligations that own bank trust preferred securities. These beneficial interests are tested for impairment on a quarterly basis. All of the beneficial interests have incurred other-than-temporary impairments since 2008. Four of the beneficial interests - Trapeza I, Trapeza II, Trapeza V and MM Community Funding IX - are deferring their interest payments and are in nonaccrual status. The Trapeza V, Tpref Funding II and MM Community Funding IX beneficial interests failed impairment tests at March 31, 2011. None of the beneficial interests showed other-than-temporary impairments during the first quarter of 2012 testing. The total amount of interest that would have been earned by the four securities that were in nonaccrual status during the first quarter of 2012 was $24 thousand and for the first quarter of 2011 was $17 thousand.

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

The following table shows the other-than-temporary charges that the Company incurred during the first quarter of 2011.

(Dollars in thousands)
Name of Issuer	Other-Than-Temporary Impairment Charged Against Earnings	Other-Than-Temporary Impairment Charged To (Reclassified From) Other Comprehensive Income
Trapeza V	$224	$35
Tpref Funding II	69	(72)
MM Community Funding IX	3	(19)
Total	$296	$(56)

The following table summarizes certain financial information about the trust preferred security-backed CDOs at the balance sheet date:

As of March 31, 2012
(Dollars in thousands)
Name of Issuer	Class	Book Value	Fair Value	Unrealized Loss	Moody's Credit Rating	Number of Banks in Issuance	Deferrals and Defaults as a Percent of Collateral	Excess Subordination
Trapeza I 2002-1A	C1	$474	$101	$373	C	22	43.33%	—%
Trapeza II 2003-2A	C1	988	287	701	Ca	36	30.41	—%
Tpref Funding II	B	714	226	488	Caa3	34	38.81	—%
Trapeza V 2003-5A	C1	608	136	472	Ca	42	35.45	—%
MM Community Funding IX	B1	353	122	231	Caa3	31	50.68	—%
		$3,137	$872	$2,265

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

FIRST M & F CORPORATION

Significant components of other income for the first quarter of 2012 and 2011 and the fourth quarter of 2011 and 2010 are contained in the following table:

(Dollars in thousands)	1Q2012	4Q2011	1Q2011	4Q2010
Agency profit-sharing revenues	$132	$—	$254	$—
Loan fees	178	90	101	89
Gains on disposals of branch properties	—	534	—	—
All other income	340	393	301	175
Total other income	$650	$1,017	$656	$264

Agency profit-sharing revenues are profit sharing distributions received by M&F Insurance Group, Inc. from its underwriting companies generally based on the amount of business written during the previous year adjusted for claims incurred. Loan fees include fees other than origination fees, primarily monthly collateral monitoring fees related to asset-based lending arrangements and fees charged for issuing letters of credit. Other income for the fourth quarter of 2011 includes $534 thousand in net gains on disposals of four branch properties in the Jackson, Oxford, Ridgeland and Tupelo, Mississippi markets and one branch property in Wilsonville, Alabama.

The Company has a strategy to increase noninterest revenues as a proportion of total revenues over time. Noninterest revenues as a percentage of total revenues decreased from 30.67% in the first quarter of 2011 to 29.14% in the first quarter of 2012, and decreased from 31.48% in the fourth quarter of 2011 to 29.14% in the first quarter of 2012. Another metric that the Company monitors is revenues per full-time employee, which were approximately $40 thousand per employee for the first quarter of 2012, $39 thousand for the fourth quarter of 2011, $38 thousand for the first quarter of 2011 and $35 thousand for the fourth quarter of 2010. Insurance product revenues per producer decreased to $22 thousand per producer for the first quarter of 2012 from $23 thousand per producer for the first quarter of 2011. Management’s strategic focus is to improve revenues generated per employee while maintaining stability in revenue growth by increasing the mix of noninterest revenues to total revenues.

Non Interest Expense

Noninterest expenses decreased by 5.57% from the first quarter of 2011 to the first quarter of 2012 and decreased by 7.24% from the fourth quarter of 2011 to the first quarter of 2012.

Salary and benefit expenses, which comprise approximately 49% of noninterest expenses, decreased by 1.33% from the first quarter of 2011 to the first quarter of 2012 and decreased by .52% from the fourth quarter of 2011 to the first quarter of 2012. The number of full-time equivalent employees was 460 at March 31, 2012, 460 at December 31, 2011, 489 at March 31, 2011, and 499 at December 31, 2010. The decrease in salary and benefit expenses from the first three months of 2011 to the first three months of 2012 was due primarily to restructuring efforts initiated during the third quarter of 2011. The restructuring project called for the closure of five branches, the sale of up to two branches and a reduction in staffing of approximately 55 positions. Four branches were closed in Mississippi and one was closed in Alabama although no markets were exited. A sale of the Niceville, Florida branch operation is expected to close during the second quarter of 2012. Substantially all of the staffing reductions occurred during the third and fourth quarters of 2011 with severance costs of $238 thousand being incurred.

During April 2012, restricted stock grants totaling 298,746 shares were issued to employees and grants totaling 130,000 shares were issued to directors. The grants have five-year cliff vesting lives. The employee grants will increase salary and benefits expenses by $65 thousand per quarter. The director grants will increase other expense by $29 thousand per quarter.

Foreclosed property expenses decreased from the first quarter of 2011 due primarily to lower write-downs. Management expects expenses and losses related to foreclosed properties to continue to be a significant expense through 2012 as the Company continues to foreclose on non-performing loans and dispose of the properties in a weak real estate market.

The components of foreclosed property expenses for the first quarter of 2012 and 2011 and the fourth quarter of 2011 and 2010 are contained in the following table:

(Dollars in thousands)	1Q2012	4Q2011	1Q2011	4Q2010
Losses (gains) on sales of other real estate	$123	$338	$(36)	$(474)
Write-downs of other real estate	1,100	1,316	2,054	1,428
Other real estate expenses	304	520	359	1,078
Rental income on other real estate properties	(71)	(127)	(24)	(126)
Total foreclosed property expenses	$1,456	$2,047	$2,353	$1,906

FIRST M & F CORPORATION

FDIC insurance assessments decreased by 33.59% from the first quarter of 2011 to the first quarter of 2012 and decreased by 3.02% from the fourth quarter of 2011 to the first quarter of 2012. The primary cause of the decrease from the first quarter of 2011 to the first quarter of 2012 was the effect of the change in assessment base and assessment rate as prescribed by the Dodd-Frank Act. The FDIC, as required by the Dodd-Frank Act, redefined the deposit assessment insurance base effective April 1, 2011. The new assessment base is generally defined as average consolidated assets minus average tangible equity, subject to adjustments for unsecured debt and brokered deposits.  The new base assessment rate applicable to the adjusted asset base is generally 14 basis points annually. The previous base assessment rate applicable to the adjusted deposit base was generally 22 basis points annually.

Significant components of other expense for the first quarter of 2012 and 2011 and the fourth quarter of 2011 and 2010 are contained in the following table:

(Dollars in thousands)	1Q2012	4Q2011	1Q2011	4Q2010
Postage and shipping	$234	$210	$239	$209
Supplies	185	211	180	181
Legal expenses	292	392	174	348
Other professional expenses	334	285	205	314
Insurance expenses	275	285	248	246
Debit card processing expenses	205	193	192	169
Mortgage processing expenses	422	472	102	131
All other expenses	884	992	998	1,065
Total other expense	$2,831	$3,040	$2,338	$2,663

Income Taxes

The average tax rate for the first three months of 2012 was 24.16% as compared to 10.80% for the first three months of 2011. The low average tax rates are due primarily to the low level of net income before taxes as compared to the tax-exempt revenues and tax credit items available for those periods.

At March 31, 2012, the Company had a current tax benefit receivable of $175 thousand and a deferred tax asset of $13.593 million. At December 31, 2011, the Company had a current tax receivable of $175 thousand and a deferred tax asset of $14.115 million. The Company carried forward $19.021 million in Federal net operating losses (NOLs) and $23.712 million of Mississippi NOLs from its 2010 tax returns. The Company estimates that it generated approximately $6 million in Federal net taxable earnings and $5.5 million in Mississippi net taxable earnings during 2011. Management expects that the remaining net operating losses will be realized through carry-forwards within the next five years. The Company expects to utilize the tax benefits implicit in the deferred tax asset in the foreseeable future when (1) current tax benefits increase as losses are realized through loan charge-offs and collateral foreclosures and dispositions and (2) future earnings become sufficient to absorb the deductions. The following table shows the differences between actual income tax expense and expected income tax expense, listing significant items that affected the average tax rate for each period:

(Dollars in thousands)	Three Months Ended
	March 31
	2012	2011
Amount computed using the Federal statutory rates on income before taxes	$720	$362
Increase (decrease) resulting from:
State income tax expense, net of Federal effect	46	12
Tax exempt income, net of disallowed interest deduction	(120)	(124)
Life insurance income	(64)	(62)
Low income housing tax credits	(83)	(83)
Other, net	13	10
Total income tax expense	$512	$115

FIRST M & F CORPORATION

Assets and Liabilities

Assets decreased by .02% from March 31, 2011 to March 31, 2012, and increased by 2.45% from December 31, 2011. Investments increased by 23.54% from March 31, 2011 to March 31, 2012, and increased by 14.09% from December 31, 2011.

The following table shows net changes in the major balance sheet categories for the quarter-to-date as of March 31, 2012 and 2011 and year-over-year for March 31, 2012:

	March 31, 2012	March 31, 2011	March 31, 2012
(Dollars in thousands)	Net Change	Net Change	Net Change
	QTD	QTD	Year-Over-Year
Cash and due from banks	$(1,288)	$(8,915)	$2,504
Interest-bearing bank balances and Federal funds sold	12,509	8,305	(28,508)
Securities available for sale	45,196	19,313	69,728
Loans held for sale	2,611	(3,656)	26,098
Loans held for investment	(16,845)	(8,885)	(71,766)
Allowance for loan losses	(1,131)	(1,018)	959
Other real estate	(2,316)	(1,465)	4,976
Other assets	(245)	(143)	(4,349)
Total assets	$38,491	$3,536	$(358)
Total deposits	39,045	24,664	10,432
Total borrowings	(1,988)	(20,809)	(17,677)
Other liabilities	(325)	(933)	3,211
Stockholders’ equity	1,759	614	3,676
Total liabilities and equity	$38,491	$3,536	$(358)

Deposit growth and decreases in the loan portfolio provided an influx of liquidity during the first quarter of 2012. This liquidity, along with the proceeds of investment maturities, sales and payments, was primarily deployed into the investment portfolio as $32.046 million of government-sponsored entity securities, $47.198 million mortgage-backed securities and $9.998 million of collateralized mortgage obligations were purchased. Deposit growth during the first quarter of 2011 was used primarily to pay down borrowings. Loans decreased during the first three months of 2012 as loan payment activity continued to outpace new loan demand.

During the first quarter of 2012 loans continued to decline. Residential loans increased as $1.997 million of mortgages held for sale that could not be sold in the secondary market were transferred into the held-for-investment portfolio. The largest loan class decline occurred in agricultural loans which decreased by $8.635 million due to several purchased participations paying off. Within the commercial loan portfolio, SBA loans increased by $874 thousand while asset-based loans declined by $1.631 million. Although automobile loans declined by $581 thousand, new auto loan activity was $2.569 million due to a directed marketing campaign. Foreclosure activity of $1.565 million was half as much as the activity during the first quarter of 2011. The only class of loans that grew during the first quarter of 2011 was asset-based lending, which increased by $4.034 million. Loans as a percent of total assets were 60.95% at March 31, 2012, 63.52% at December 31, 2011, and 65.40% at March 31, 2011.

A commercial products division was started in 2011 to acquire loan participations, build the asset-based lending portfolio, grow the commercial and industrial loan portfolio and begin the process of rebuilding the commercial real estate loan portfolio. Management projects that the commercial real estate loan portfolio will decline at a slower pace during 2012 as foreclosures decrease and lending opportunities begin to emerge. Small business and consumer loan growth will depend on the momentum of economic growth.

FIRST M & F CORPORATION

The following table shows loans held for investment by type as March 31, 2012, December 31, 2011, and March 31, 2011:

(Dollars in thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Commercial real estate	$568,811	$574,505	$642,373
Residential real estate	188,891	186,815	189,289
Home equity lines	36,098	37,024	38,622
Commercial, financial and agricultural	144,319	155,330	137,620
Consumer	41,376	42,666	43,357
Total	$979,495	$996,340	$1,051,261
Mortgages held for sale	$28,684	$26,073	$2,586

Deposits increased by .75% from March 31, 2011 to March 31, 2012, and increased by 2.85% from December 31, 2011. The following table shows the breakdown by deposit category of core deposit and public funds deposit changes from December 31, 2011 to March 31, 2012:

	Core Customers		Public Funds		Total Deposits
(Dollars in thousands)	Increase (Decrease)		Increase (Decrease)		Increase (Decrease)
	Amt.	Pct.	Amt.	Pct.	Amt.	Pct.
Noninterest-bearing	$4,350	1.94%	$2,535	35.60%	$6,885	2.97%
NOW	5,823	2.59%	25,170	15.19%	30,993	7.94%
MMDA	25,688	14.40%	(1,521)	(7.81)%	24,167	12.21%
Savings	2,171	1.82%	8	2.38%	2,179	1.82%
Customer CDs	(23,308)	(5.81)%	(1,367)	(9.55)%	(24,675)	(5.94)%
Brokered CDs	568	5.27%	(1,072)	(18.54)%	(504)	(3.04)%
Total	$15,292	1.32%	$23,753	11.17%	$39,045	2.85%

Increases in core customer money market deposits and public funds NOW deposits drove overall deposit growth for the first three months of 2012, as core customer certificates of deposit decreased. Approximately 84% of the core customer MMDA growth occurred in one commercial account. The decrease in certificates of deposit resulted primarily from the low interest rate environment as other products have become more attractive. Balances in the interest-bearing Summit Checking account increased by $3.493 million during the first three months of 2012 after remaining flat for the calendar year 2011. The Summit Checking account is designed to pay a premium deposit rate if the customer meets certain criteria related to electronic banking and debit card transaction activity. Summit accounts are classified as NOW accounts. Deposit growth during the first quarter of 2011 was dominated by public funds growth, almost exclusively in NOW accounts. Noninterest-bearing deposits represented 16.92% of total deposits at March 31, 2012 as compared to 16.90% at December 31, 2011 and 14.89% at March 31, 2011. The Company’s long-term strategy is to build the core customer deposit base, relying less on public funds deposits and borrowed funds, as a primary source of liquidity. Additional sources of deposits available to the Company are the traditional brokered CD market, which may be used when funding is needed within a short period of time, and reciprocal brokered CD markets which are used to provide enhanced FDIC coverage for customers with large certificate of deposit balances. Additionally, the Company uses repurchase agreements with certain commercial customers in an effort to provide them with better cash management tools.

The following table shows the deposit mix as of March 31, 2012, December 31, 2011, and March 31, 2011:

(Dollars in thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Noninterest-bearing demand	$238,603	$231,718	$208,457
NOW deposits	421,249	390,256	411,898
Money market deposits	222,016	197,849	161,959
Savings deposits	121,872	119,693	116,714
Certificates of deposit	390,705	415,380	483,704
Brokered certificates of deposit	16,063	16,567	17,344
Total	$1,410,508	$1,371,463	$1,400,076

FIRST M & F CORPORATION

The following table shows the mix of public funds deposits as of March 31, 2012, December 31, 2011, and March 31, 2011:

(Dollars in thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Noninterest-bearing demand	$9,656	$7,121	$6,739
NOW deposits	190,881	165,711	191,945
Money market deposits	17,957	19,478	15,604
Savings deposits	344	336	346
Certificates of deposit	12,948	14,315	17,086
Brokered certificates of deposit	4,711	5,783	5,827
Total	$236,497	$212,744	$237,547

Other borrowings decreased by $6.854 million from March 31, 2011 to March 31, 2012 and decreased by $1.328 million from December 31, 2011. The decreases in borrowings were primarily funded through liquidity provided by loan portfolio paydowns and deposit growth. Amounts of borrowings maturing within one year increased from 22.76% of other borrowings at December 31, 2011 to 23.01% at March 31, 2012. Management intends to allow its Federal Home Loan Bank borrowings to decrease as they mature while deposits are used as a primary source of funding.

Equity

Capital adequacy is continuously monitored by the Company to promote depositor and investor confidence and provide a solid foundation for future growth of the organization. The Company increased its capital position during the first quarters of 2012 and 2011 primarily through the retention of earnings. The Company reduced the quarterly dividend rate to $.01 per share beginning in the second quarter of 2009 after maintaining a $.13 per share quarterly dividend rate from the second quarter of 2005 through the first quarter of 2009. The Company is restricted from increasing the dividend rate until its TARP preferred stock is redeemed.

Average year-to-date equity to assets was 6.89% at March 31, 2012, 6.86% at December 31, 2011 and 6.63% at March 31, 2011. Total asset growth has been constrained since the 2009 losses as capital has been rebuilt over time. Corporate strategies have been dominated primarily by capital growth and preservation and secondarily by asset and deposit growth strategies.

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

The Company registered 37.800 million shares in April 2012 to allow it the flexibility of raising capital sufficient to pay off its TARP obligations and for other capital and liquidity management needs. Management does not have any immediate plans to raise additional capital through a common stock offering.

The Company’s stock is publicly traded on the NASDAQ Global Select Market, also providing an avenue for additional capital if it is needed. The Company’s shares traded at a rate of approximately 7,500 shares per day during 2011. The stock’s closing price was $4.80 per share on March 31, 2012.

The Company’s and Bank’s regulatory capital ratios at March 31, 2012 were in excess of the minimum requirements and qualify the institution as “well capitalized” under the risk-based capital regulations.

FIRST M & F CORPORATION

The following table highlights certain capital ratios for the Company:

(Dollars in thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Tier 1 capital	$128,826	$126,810	$121,156
Total risk-based capital	143,395	141,434	135,993
Risk-weighted assets	1,164,034	1,169,553	1,184,733
Tier 1 common equity:
Tier 1 capital	128,826	126,810	121,156
Qualifying trust preferred securities	(30,000)	(30,000)	(30,000)
Preferred stock	(17,877)	(17,564)	(16,673)
Tier 1 common equity	$80,949	$79,246	$74,483
Risk-based ratios:
Tier 1 capital	11.07%	10.84%	10.23%
Total risk-based capital	12.32%	12.09%	11.48%
Tier 1 leverage	8.08%	8.17%	7.55%
Tier 1 common equity	6.95%	6.78%	6.29%

Total capital to assets ratio	6.93%	6.99%	6.70%

Interest Rate Risk and Liquidity Management

Interest rate sensitivity is a function of the repricing characteristics of the Company's portfolio of assets and liabilities. Interest rate sensitivity management focuses on repricing relationships of these assets and liabilities during periods of changing market interest rates. Management seeks to minimize the effect of interest rate movements on the volatility of net interest income. Responsibility for managing the Company’s program for controlling and monitoring interest rate risk and liquidity risk and for maintaining income stability, given the Company’s exposure to changes in interest rates, is vested in the asset/liability committee. Appropriate policy and guidelines, approved by the board of directors, govern these actions. Monitoring is primarily accomplished through monthly reviews and analysis of asset and liability repricing opportunities, market conditions and expectations for the economy. In addition to these monthly reviews, a quarterly sensitivity analysis is performed to determine the potential effects of changes in interest rates on the Company's net interest margin, net interest income and market value of equity. Cash flow analyses are also used to project short-term interest rate risks and liquidity risks. Management believes, at March 31, 2012, there is adequate flexibility to alter the current rate and maturity structures as necessary to minimize the exposure to changes in interest rates, should they occur. The Company is currently in a negative gap position for assets and liabilities repricing within the next year. This generally means that for assets and liabilities maturing and repricing within the next 12 months, the Company is positioned for more liabilities to reprice than the amount of assets repricing.

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

FIRST M & F CORPORATION

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

The adequacy of the allowance for loan losses is evaluated quarterly with provision accruals approved by the Board. Allowance adequacy is dependent on loan classifications by internal and external loan review personnel, past due status, collateral reviews, loan growth and loss history. As part of the allowance evaluation, certain impaired loans are tested to determine if individual impairment allowances are required. A loan is considered to be impaired if management estimates that it is probable that the Company will be unable to collect all contractual payments due. Impairment review meetings are held monthly to review existing and new impairments. Loans with high risk grades, generally implying a substandard classification, are considered impaired and therefore are selected for individual impairment allowance tests. Loan grades are a significant indicator in determining which loans to individually test for impairment amounts because the loan grading process incorporates past due status, payment history, customer financial condition and collateral value in assigning individual grades to loans. Nonaccrual loans are also generally selected for individual impairment allowance tests. Loans that have been modified in a troubled debt restructuring are also selected for individual impairment allowance tests. For collateral-dependent loans, those for which the repayment is expected to be provided solely by the underlying collateral, the impairment allowance is primarily based on the value of the related collateral. Otherwise, impairment allowance calculations are based on the estimated present value of expected cash flows discounted at the effective interest rate of the loan. The material estimates necessary in this process make it inherently subjective and make the estimates subject to significant changes and may add volatility to earnings as provisions are adjusted. Loans not individually tested for impairment allowances are grouped into risk-rated pools and evaluated based on historical loss experience. Additionally, in determining the allowances for pools of loans, management considers specific qualitative external credit risk factors (“environmental factors”) that may not be reflected in historical loss rates such as: (1) potential disruptions in the real estate market and their effect on real estate concentrations; (2) trends in loan to value exception rates; (3) general economic conditions, including extending or worsening recessionary pressures; (4) past due rates; and (5) reviews of underwriting standards in our various markets. These and other environmental factors are reviewed on a quarterly basis. During the third quarter of 2011 the Company changed the number of periods included in the historical loss rate from 13 years to five years. The 13-year average previously used was also adjusted by two standard deviations to capture a higher percentage of probable losses. Given the higher variation and wider distribution of losses that can occur during any 13-year historical period, two standard deviations were added to the mean to capture the potential losses that may have been distributed further from the mean but resulted from conditions that could reasonably re-occur. The five year average calculation includes more recent loss history, which management believes reflects current conditions better than the 13-year calculation. The change in calculation, given the previous statistical adjustments to the 13-year average, resulted in an immaterial difference. At the end of 2011, the average loss rates applied to pools of commercial loans and for real estate secured commercial and construction loans were adjusted for economic condition environmental factors related to (1) the lack of economic growth impacting small businesses in the Company's markets and (2) the lack of liquidity in the market for commercial real estate, especially concerning undeveloped properties.

The Company experienced a large increase in the amount of past due and nonaccrual real estate-secured construction and commercial loans during 2008. The trend in nonaccrual and past due loans stabilized in the fourth quarter of 2009 and began its decline in 2011. Management addressed the problem of liquidating nonperforming loans by creating a special problem asset group within the organization in 2009, separate from the ongoing credit operations and lending activities of the Company. Problem loans, including large nonaccrual loans, have been assigned to this group of specialists with the intent of liquidating the loans or their collateral in an orderly fashion. Nonaccrual loans have moved downward from their high of $74.420 million in the second quarter of 2009 and fallen to $14.604 million at March 31, 2012. The primary challenge during 2012 and beyond will be to liquidate foreclosed properties to avoid a burdensome build-up of these non-earning assets as problem loans are either managed back to performing status or foreclosed on.

FIRST M & F CORPORATION

The following table shows the nonaccrual loan balance trend since 2009, indicating a significant drop in numbers of nonaccrual loans as well as a reduction in the number and balances of large nonaccrual loans:

(Dollars in thousands)	03/31/12	12/31/11	03/31/11	12/31/10	12/31/09
Construction and land development:
Total number	13	10	23	22	54
Total balance	$4,519	$4,398	$13,608	$13,993	$25,655
Number, $500 thousand or more	3	3	7	7	13
Balance, $500 thousand or more	$2,959	$2,989	$10,139	$10,553	$19,297

Other commercial real estate:
Total number	11	14	29	26	18
Total balance	$7,125	$9,937	$19,111	$13,027	$9,789
Number, $500 thousand or more	2	4	7	6	2
Balance, $500 thousand or more	$5,423	$8,185	$15,467	$10,152	$3,496

1-4 family residential:
Total number	36	28	32	40	57
Total balance	$2,352	$1,896	$3,144	$3,863	$4,490
Number, $500 thousand or more	—	—	1	1	1
Balance, $500 thousand or more	$—	$—	$564	$941	$1,024

Total real estate:
Total number	60	52	84	88	129
Total balance	$13,996	$16,231	$35,863	$30,883	$39,934
Number, $500 thousand or more	5	7	15	14	16
Balance, $500 thousand or more	$8,382	$11,174	$26,170	$21,646	$23,817

Commercial, financial & agricultural:
Total number	12	17	20	23	33
Total balance	$594	$913	$1,343	$2,151	$4,459
Number, $500 thousand or more	—	—	—	1	2
Balance, $500 thousand or more	$—	$—	$—	$784	$2,411

Consumer:
Total number	3	5	9	10	10
Total balance	$14	$33	$201	$93	$156
Number, $500 thousand or more	—	—	—	—	—
Balance, $500 thousand or more	$—	$—	$—	$—	$—

Total portfolio:
Total number	75	74	113	121	172
Total balance	$14,604	$17,177	$37,407	$33,127	$44,549
Number, $500 thousand or more	5	7	15	15	18
Balance, $500 thousand or more	$8,382	$11,174	$26,170	$22,430	$26,228

FIRST M & F CORPORATION

As the trend in nonaccrual real estate-secured loans has declined, individual impairment allowances have also declined since 2009. The following table shows a distribution of the totals for construction loans evaluated for impairment and the impairment allowances allocated to those loans at March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
(Dollars in thousands)	Loan Balance	Impairment Allowance	Loan Balance	Impairment Allowance
Non-accrual loans	$4,519	$980	$4,398	$400
Accruing loans with an allowance	2,996	709	7,155	1,350
Accruing loans without an allowance	9,986	—	6,606	—
Total	$17,501	$1,689	$18,159	$1,750

The following table shows a distribution of the totals for commercial real estate loans evaluated for impairment and the impairment allowances allocated to those loans at March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
(Dollars in thousands)	Loan Balance	Impairment Allowance	Loan Balance	Impairment Allowance
Non-accrual loans	$7,125	$909	$9,937	$477
Accruing loans with an allowance	4,333	431	4,495	417
Accruing loans without an allowance	31,276	—	26,338	—
Total	$42,734	$1,340	$40,770	$894

The following table shows the trend in credit quality related to the largest segments of the real estate loan portfolio:

(Dollars in thousands)	Outstanding Balances	Past Due 30-89 Days And Still Accruing	Past Due 90 Days Or More And Still Accruing	Nonaccrual	Year-To-Date Net Charge-Offs (Recoveries)
Construction and development loans:
03/31/12	$70,087	$254	$23	$4,519	$(264)
12/31/11	69,325	603	72	4,398	1,970
09/30/11	83,100	1,147	—	8,801	743
06/30/11	87,826	1,514	307	9,735	(551)
03/31/11	92,744	1,218	101	13,608	(68)
Loans secured by 1-4 family properties:
03/31/12	$224,989	$2,810	$87	$2,352	$(82)
12/31/11	223,839	3,288	174	1,896	1,998
09/30/11	223,884	2,334	3	2,166	1,790
06/30/11	226,823	2,067	285	3,272	585
03/31/11	227,912	2,378	102	3,144	295
Commercial real estate-secured loans:
03/31/12	$498,724	$3,061	$75	$7,125	$1,239
12/31/11	505,180	2,952	279	9,937	3,998
09/30/11	520,804	2,958	189	14,804	2,229
06/30/11	533,720	3,746	67	18,506	753
03/31/11	549,628	4,940	65	19,111	395

FIRST M & F CORPORATION

The following table shows overall statistics for non-performing loans and other assets of the Company:

(Dollars in thousands)	March 31	December 31	March 31
	2012	2011	2011
Nonaccrual loans	$14,604	$17,177	$37,407
Other real estate	34,636	36,952	29,660
Nonaccrual investment securities	646	599	639
Total non-performing assets	$49,886	$54,728	$67,706
Past due 90 days or more and still accruing interest	$245	$602	$338
Restructured loans (accruing)	19,077	19,662	16,320
Ratios:
Nonaccrual loans to loans	1.45%	1.68%	3.55%
Past due 90 day loans to loans	0.02%	0.06%	0.03%
Non-performing credit assets to loans and other real estate	4.72%	5.11%	6.19%
Non-performing assets to assets	3.10%	3.49%	4.21%

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

As the Company has worked to reduce nonaccrual loan balances, a natural byproduct has been an increase in real estate foreclosures. The slow economy and stagnant real estate markets have combined to impede the process of disposing of foreclosed properties. During the first quarter of 2012, more properties were sold than were foreclosed on. The following table shows the activity in the other real estate properties and the progress to date.

	QTD	QTD	YTD
(Dollars in thousands)	March 31, 2012	March 31, 2011	December 31, 2011
Balance at beginning of period	$36,952	$31,125	$31,125
Foreclosures	1,565	3,182	20,870
Third-party lien pay-offs	—	—	449
Improvements	58	5	76
Write downs	(1,100)	(2,054)	(5,093)
Properties sold	(2,839)	(2,598)	(10,510)
Transfers of fixed assets to ORE	—	—	139
Transfers of ORE to fixed assets	—	—	(104)
Balance at end of period	$34,636	$29,660	$36,952

Construction properties are the largest segment of other real estate. These properties have been slow to move, as undeveloped properties have attracted very few interested buyers. The following table shows foreclosed real estate balances by type at March 31, 2012, December 31, 2011 and March 31, 2011.

(Dollars in thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Construction and land development	$22,435	$22,773	$19,903
Farmland	2,418	2,618	1,738
1-4 family residential	1,913	2,136	3,447
Multifamily residential	950	950	1,086
Nonfarm nonresidential	6,920	8,475	3,486
	$34,636	$36,952	$29,660

FIRST M & F CORPORATION

Off-Balance Sheet Arrangements

The Company’s primary off-balance sheet arrangements are in the form of loan commitments, operating lease commitments and an interest rate swap. At March 31, 2012, the Company had $126.361 million in unused loan commitments outstanding. Of these commitments, $91.292 million mature in one year or less. Lines of credit are established using the credit policy of the Company concerning the lending of money.

Letters of credit are used to facilitate a borrower’s business and are usually related to the acquisition of inventory or of assets to be used in the customer’s business. Letters of credit are generally secured and are underwritten using the same standards as traditional commercial loans. Most standby letters of credit expire without being presented for payment. However, the presentment of a standby letter of credit would create a loan receivable from the Bank’s loan customer. At March 31, 2012, the Company had $4.762 million in financial standby letters of credit issued and outstanding.

Liabilities of $2 thousand at March 31, 2012, and $8 thousand at March 31, 2011, were recognized in other liabilities related to the obligation to stand ready to perform related to standby letters of credit.

The Company makes commitments to originate mortgage loans that will be held for sale. The total commitments to originate mortgages to be held for sale were $21.546 million at March 31, 2012. These commitments are accounted for as derivatives and are marked to fair value with changes in fair value recorded in mortgage banking income. At March 31, 2012, mortgage origination-related derivatives with positive fair values of $138 thousand were included in other assets, and derivatives with negative fair values of $331 thousand were included in other liabilities.

The Company also engages in forward sales contracts with mortgage investors to purchase mortgages held for sale. Those forward sale agreements that have a determined price and expiration date are accounted for as derivatives and marked to fair value through mortgage banking income. At March 31, 2012, the Company had $50.899 million in locked forward sales agreements in place. Forward sale-related derivatives with positive fair values of $297 thousand were included in other assets, and derivatives with negative fair values of $23 thousand were included in other liabilities.

Mortgages that are sold generally have recourse obligations if any of the first four payments become past due over 30 days under certain investor contracts and over 90 days under other investor contracts. The Company may also be required to repurchase mortgages that do not conform to FNMA or FHA underwriting standards or that contain critical documentation errors or fraud. The Company only originates for sale mortgages that conform to FNMA and FHA underwriting guidelines. The repurchase of mortgages has been an extremely rare event. Mortgages sold that were still in the recourse period were $46.455 million at March 31, 2012. No recourse liability was recorded for these mortgages.

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

Fair value

Certain of the Company’s assets and liabilities are financial instruments carried at fair value. This includes securities available for sale, mortgage-related derivatives and interest rate swaps. Most of the assets and liabilities carried at fair value are based on either quoted market prices, market prices for similar instruments or market data for the instruments being valued. At March 31, 2012, approximately 1% of assets and liabilities measured at fair value were based on significant unobservable inputs.

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

Income taxes

The Company, the Bank and the Bank's wholly owned subsidiaries file consolidated Federal and state income tax returns. The estimates that pertain to the income tax expense or benefit and the related current and deferred tax assets and liabilities involve a high degree of judgment related to the ultimate measurement and resolution of tax-related matters. Management determines the appropriate tax treatment of transactions and filing positions based on reviews of tax laws and regulations, court actions and other relevant information. These judgments enter into the estimates of current and deferred tax expenses or benefits and the related current and deferred tax assets and liabilities. Changes in these estimates occur as tax rates, tax laws or regulations change, as court decisions change the merits of certain tax treatments and as examinations by taxing authorities change our treatments of tax items. These changes impact tax accruals and can materially affect our operating results. Management regularly evaluates our uncertain tax positions and estimates the appropriate level of tax accrual adjustments based on these evaluations.

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

FIRST M & F CORPORATION

Recent Accounting Pronouncements

Accounting Standards Update No. 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements." ASU 2011-03 provides guidance related to the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 clarifies the guidance related to whether an entity has maintained effective control over transferred assets and therefore must treat the transaction as a financing rather than as a sale. ASU 2011-03 provides that the criterion pertaining to an exchange of collateral should not be a determining factor in assessing effective control. The assessment of effective control must focus on a transferor's contractual rights and obligations with respect to transferred financial assets, not on whether the transferor has the practical ability to perform in accordance with those rights or obligations. Therefore, the amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. ASU 2011-03 became effective for the Company as of January 1, 2012. Adoption of ASU 2011-03 did not have a material impact on the Company's financial position or results of operations.

Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS." ASU 2011-04 clarifies how fair values should be measured for instruments classified in stockholders' equity and under what circumstances premiums and discounts should be applied in fair value measurements. The guidance also permits entities to measure fair value on a net basis for financial instruments that are managed based on net exposure to market risks or counterparty credit risks. Required new disclosures for financial instruments classified as Level 3 fair values include (1) quantitative information about unobservable inputs used in measuring fair values, (2) qualitative discussion of the sensitivity of fair value measurements to changes in unobservable inputs and (3) a description of the valuation processes used. ASU 2011-04 also requires disclosure of fair value levels for financial instruments that are not recorded at fair value but for which fair value is required to be disclosed. ASU 2011-04 became effective for the Company prospectively for interim and annual periods beginning on January 1, 2012. Adoption of ASU 2011-04 did not have a material impact on the Company's financial position or results of operations.

Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income." ASU 2011-05 requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. ASU 2011-05 became effective for the Company retrospectively for interim and annual periods beginning on January 1, 2012. Certain provisions related to the presentation of reclassification adjustments were deferred by ASU 2011-12 as noted below. Adoption of ASU 2011-05 did not have a material impact on the Company's financial position or results of operations.

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

Accounting Standards Update No. 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." ASU 2011-12 defers changes in ASU 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to redeliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 became effective concurrent with the effective date of ASU 2011-05.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market risk comes in the form of risk to the net interest income of the Company as well as to the market values of the financial assets and liabilities on the balance sheet and the values of off-balance sheet activities such as commitments. The Company monitors interest rate risk on a monthly basis with quarterly sensitivity analyses of net interest income and the economic value of equity.

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

As of March 31, 2012, (the "Evaluation Date"), the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as defined in the Exchange Act Rules.  Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are sufficiently effective to ensure that material information relating to the Company and required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. During the last quarter ended March 31, 2012, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

There have been no material changes in the risk factors previously disclosed under Part I - Item 1A of the Company's 2011 Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 – Other Information

None.

FIRST M & F CORPORATION

Item 6 – Exhibits

3.1	Articles of Incorporation of the Registrant. Incorporated herein by reference to Exhibit 3 to the Company's Form S-1 (File No. 33-08751) September 15, 1986, incorporated herein by reference.

3.2	Amended and Restated Articles of Incorporation of the Registrant. Incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K filed on March 14, 2012.

3.3	By-laws of the Registrant, as amended. Filed as Exhibit 3-b to the Company’s Form S-1 (File No. 33-08751) September 15, 1986, incorporated herein by reference.

3.4	Amended and Restated Bylaws of the Registrant. Incorporated herein by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K filed on March 14, 2012.

4.1	Warrant to Purchase up to 513,113 Shares of Common Stock of the Registrant. Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2009.

10.1	First M&F Corporation 2005 Equity Incentive Plan. Filed as Appendix A to the Company’s Proxy Statement, March 15, 2005, incorporated herein by reference.

10.2	Merchants and Farmers Bank Profit and Savings Plan, as amended. Filed as Exhibit 10(B) to the Company’s Form 10-Q on August 9, 2005, incorporated herein by reference.

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

10.7
Form of Change in Control Agreement between the Company and John G. Copeland, effective May 3, 2004. Incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed on March 14, 2012.

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

Date: May 14, 2012

BY:	/s/ Hugh S. Potts, Jr.	BY:	/s/ John G. Copeland
	Hugh S. Potts, Jr.		John G. Copeland
	Chairman of the Board and Chief Executive Officer (principal executive officer)		Executive Vice President and Chief Financial Officer (principal financial officer)

		BY:	/s/ Robert C. Thompson, III
Robert C. Thompson, III
Vice President – Accounting Policy (principal accounting officer)

FIRST M & F CORPORATION

EXHIBIT INDEX

3.1	Articles of Incorporation of the Registrant. Incorporated herein by reference to Exhibit 3 to the Company's Form S-1 (File No. 33-08751) September 15, 1986, incorporated herein by reference.

3.2	Amended and Restated Articles of Incorporation of the Registrant. Incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K filed on March 14, 2012.

3.3	By-laws of the Registrant, as amended. Filed as Exhibit 3-b to the Company’s Form S-1 (File No. 33-08751) September 15, 1986, incorporated herein by reference.

3.4	Amended and Restated Bylaws of the Registrant. Incorporated herein by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K filed on March 14, 2012.

4.1	Warrant to Purchase up to 513,113 Shares of Common Stock of the Registrant. Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2009.

10.1	First M&F Corporation 2005 Equity Incentive Plan. Filed as Appendix A to the Company’s Proxy Statement, March 15, 2005, incorporated herein by reference.

10.2	Merchants and Farmers Bank Profit and Savings Plan, as amended. Filed as Exhibit 10(B) to the Company’s Form 10-Q on August 9, 2005, incorporated herein by reference.

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

10.7
Form of Change in Control Agreement between the Company and John G. Copeland, effective May 3, 2004. Incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed on March 14, 2012.

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