Form 10-Q
period 2012-06-30
FIRST M&F CORP/MS
filed 2012-08-14
CIK 320387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2012 Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number 000-09424

FIRST M&F CORPORATION
(Exact name of registrant as specified in its charter)

MISSISSIPPI (State or other jurisdiction of Incorporation or organization)	64-0636653 (I.R.S. Employer Identification Number)

134 West Washington Street, Kosciusko, Mississippi (Address of principal executive offices)	39090 (Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Common stock, $5 par value	9,172,098 Shares
Title of Class	Shares Outstanding at July 31, 2012

FIRST M&F CORPORATION

FORM 10-Q

FIRST M & F CORPORATION AND SUBSIDIARY

PART I: FINANCIAL INFORMATION

Item 1 – Financial Statements (Unaudited)

Consolidated Statements of Condition

(Dollars in thousands)
	June 30, 2012	December 31, 2011

	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$37,147	$39,976
Interest bearing bank balances	20,708	39,391
Federal funds sold	6,750	25,000
Securities available for sale, amortized cost of $371,424 and $315,890	377,670	320,774
Loans held for sale	22,291	26,073
Loans, net of unearned income	982,596	996,340
Allowance for loan losses	(15,310)	(14,953)
Net loans	967,286	981,387
Bank premises and equipment	37,529	37,989
Accrued interest receivable	6,060	6,122
Other real estate	31,077	36,952
Other intangible assets	4,373	4,586
Bank owned life insurance	22,866	22,477
Other assets	27,739	27,924
	$1,561,496	$1,568,651
Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing deposits	$236,145	$231,718
Interest-bearing deposits	1,125,193	1,139,745
Total deposits	1,361,338	1,371,463
Federal funds purchased and repurchase agreements	3,224	4,398
Other borrowings	40,333	43,001
Junior subordinated debt	30,928	30,928
Accrued interest payable	844	1,023
Other liabilities	10,912	8,242
Total liabilities	1,447,579	1,459,055
Commitments and contingencies
Stockholders’ equity:
Preferred stock; 2,000,000 shares authorized; 30,000 shares issued and outstanding	18,198	17,564
Common stock of $5.00 par value; 50,000,000 shares authorized: 9,172,098 and 9,154,936 shares issued and outstanding	45,860	45,775
Additional paid-in capital	31,890	31,895
Nonvested restricted stock awards	836	674
Retained earnings	16,699	14,456
Accumulated other comprehensive income (loss)	434	(768)
Total equity	113,917	109,596
	$1,561,496	$1,568,651

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations
(Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Interest income:
Interest and fees on loans	$13,741	$15,281	$27,899	$30,656
Interest on loans held for sale	244	27	417	68
Taxable investments	1,563	1,931	3,053	3,702
Tax-exempt investments	319	302	637	616
Federal funds sold	11	15	26	31
Interest bearing bank balances	28	46	79	98
Total interest income	15,906	17,602	32,111	35,171
Interest expense:
Deposits	2,233	3,523	4,746	7,370
Federal funds purchased and repurchase agreements	5	7	11	22
Other borrowings	437	509	888	1,033
Junior subordinated debt	315	292	586	750
Total interest expense	2,990	4,331	6,231	9,175
Net interest income	12,916	13,271	25,880	25,996
Provision for loan losses	2,280	2,280	4,560	4,860
Net interest income after provision for loan losses	10,636	10,991	21,320	21,136
Noninterest income:
Deposit account income	2,548	2,473	5,005	4,931
Mortgage banking income	1,806	323	2,373	679
Agency commission income	848	936	1,677	1,828
Trust and brokerage income	163	152	303	285
Bank owned life insurance income	182	176	369	359
Other income	491	396	1,141	1,052
Securities gains, net	1	341	592	1,690
Total investment other-than-temporary impairment losses	(8)	2	(8)	(239)
Portion of loss recognized in (reclassified from) other comprehensive income (before taxes)	4	(87)	4	(142)
Net investment impairment losses recognized	(4)	(85)	(4)	(381)
Total noninterest income	6,035	4,712	11,456	10,443
Noninterest expenses:
Salaries and employee benefits	6,737	7,157	13,600	14,113
Net occupancy expenses	932	951	1,840	1,940
Equipment expenses	423	451	886	916
Software and processing expenses	346	395	708	794
Telecommunication expenses	221	229	466	454
Marketing and business development expenses	267	272	504	477
Foreclosed property expenses	1,282	1,468	2,738	3,821
FDIC insurance assessments	553	577	1,067	1,351
Intangible asset amortization	106	107	213	214
Other expenses	3,452	2,696	6,283	5,034
Total noninterest expenses	14,319	14,303	28,305	29,114
Income before income taxes	2,352	1,400	4,471	2,465
Income tax expense	599	294	1,111	409
Net income	1,753	1,106	$3,360	$2,056
Dividends and accretion on preferred stock	471	440	934	872
Net income applicable to common stock	$1,282	$666	$2,426	$1,184
Net income allocated to common shareholders	$1,226	$661	$2,365	$1,176
Earnings per share:
Basic	0.14	0.07	$0.26	$0.13
Diluted	0.14	0.07	$0.26	$0.13

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Comprehensive Income
(Unaudited)

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Net income	$1,753	$1,106	$3,360	$2,056
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized gains on securities available for sale arising during the period, net of tax of $557 and $1,161 for the three months ended June 30 and $713 and $1,349 for the six months ended June 30	936	1,953	1,205	2,269
Unrealized gains (losses) on other-than-temporarily impaired securities available for sale arising during the period, net of tax of $7 and $30 for the three months ended June 30 and $13 and $5 for the six months ended June 30	(14)	50	19	7
Reclassification adjustment for gains on securities available for sale included in net income, net of tax of $0 and $127 for the three months ended June 30 and $220 and $630 for the six months ended June 30	(1)	(214)	(372)	(1,060)
Reclassification adjustment for credit related other-than-temporary impairment losses on securities available for sale included in net income, net of tax of $1 and $32 for the three months ended June 30 and $1 and $142 for the six months ended June 30	3	53	3	239
Unrealized losses net of settlements on cash flow hedge arising during the period, net of tax of $232 and $330 for the three months ended June 30 and $192 and $266 for the six months ended June 30	(389)	(555)	(323)	(448)
Defined benefit pension plans:
Amortization of prior service cost, net of tax of $0 and $2 for the three months ended June 30 and $0 and $4 for the six months ended June 30	—	(4)	—	(8)
Amortization of actuarial loss, net of tax of $199 and $92 for the three months ended June 30 and $398 and $183 for the six months ended June 30	335	154	670	309
Other comprehensive income	870	1,437	1,202	1,308
Total comprehensive income	$2,623	$2,543	$4,562	$3,364

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity
Six Months Ended June 30, 2012 and 2011
(Unaudited)

(Dollars in thousands, except per share data)
	Preferred Stock	Common Stock	Additional Paid-In Capital	Nonvested Restricted Stock Awards	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
January 1, 2011	$16,390	$45,534	$31,883	$784	$12,225	$249	$107,065
Net income	—	—	—	—	2,056	—	2,056
Cash dividends ($.02 per share)	—	—	—	—	(185)	—	(185)
18,584 shares granted to directors	—	93	(23)	—	—		70
Dividends and accretion on preferred stock	572	—	—	—	(872)	—	(300)
6,000 restricted share awards vested	—	30	71	(101)	—	—	—
Share-based compensation expense recognized	—	—	4	35	—	—	39
Net change	—	—	—	—	—	1,308	1,308
June 30, 2011	$16,962	$45,657	$31,935	$718	$13,224	$1,557	$110,053
January 1, 2012	$17,564	$45,775	$31,895	$674	$14,456	$(768)	$109,596
Net income	—	—	—	—	3,360	—	3,360
Cash dividends ($.02 per share)	—	—	—	—	(189)	—	(189)
17,162 shares granted to directors	—	85	(8)	—	—	—	77
Dividends and accretion on preferred stock	634	—	—	—	(934)	—	(300)
Share-based compensation expense recognized	—	—	3	162	6	—	171
Net change	—	—	—	—	—	1,202	1,202
June 30, 2012	$18,198	$45,860	$31,890	$836	$16,699	$434	$113,917

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)	Six Months Ended
	June 30
	2012	2011
Cash flows from operating activities:
Net income	$3,360	$2,056
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	248	109
Amortization of pension costs	901	366
Depreciation and amortization	1,170	1,290
Provision for loan losses	4,560	4,860
Net investment amortization	2,112	1,017
Net change in unearned fees/deferred costs on loans	(992)	(421)
Capitalized dividends on FHLB stock	(14)	(14)
Gain on securities available for sale	(592)	(1,690)
Impairment loss on securities available for sale	4	381
Gain on loans held for sale	(1,497)	(438)
Other real estate losses	2,254	3,195
Other asset sales losses	95	140
Deferred income taxes	1,109	407
Originations of loans held for sale, net of repayments	(69,201)	(24,746)
Sales proceeds of loans held for sale	70,376	29,132
(Increase) decrease in:
Accrued interest receivable	62	410
Cash surrender value of bank owned life insurance	(369)	(359)
Other assets	(1,785)	(655)
Increase (decrease) in:
Accrued interest payable	(180)	(164)
Other liabilities	2,649	718
Net cash provided by operating activities	14,270	15,594
Cash flows from investing activities:
Purchases of securities available for sale	(136,027)	(101,320)
Sales of securities available for sale	42,837	61,074
Maturities of securities available for sale	36,131	26,655
Purchases of loans held for investment	(2,259)	(821)
Net decrease in other loans held for investment	13,534	7,483
Net (increase) decrease in:
Interest bearing bank balances	18,682	(31,744)
Federal funds sold	18,250	—
Bank premises and equipment	(449)	(944)
Net purchases of bank owned life insurance	(19)	(25)
Proceeds from sales of other real estate and other repossessed assets	6,688	4,863
Net cash used in investing activities	(2,632)	(34,779)

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)	Six Months Ended
	June 30
	2012	2011
Cash flows from financing activities:
Net increase (decrease) in deposits	$(10,136)	$49,075
Net decrease in short-term borrowings	(1,174)	(28,434)
Proceeds from other borrowings	—	686
Repayments of other borrowings	(2,668)	(5,610)
Common dividends paid	(189)	(185)
Preferred dividends paid	(300)	(300)
Net cash provided by (used in) financing activities	(14,467)	15,232
Net decrease in cash and due from banks	(2,829)	(3,953)
Cash and due from banks at January 1	39,976	45,099
Cash and due from banks at June 30	$37,147	$41,146
Supplemental disclosures:
Total interest paid	$6,417	$9,346
Total income taxes paid	192	3

Transfers of loans from held for sale to held for investment	4,199	454
Transfers of loans to foreclosed property	3,182	7,618
U. S. Treasury preferred dividend accrued but unpaid	75	75
Accretion on U. S. Treasury preferred stock	634	572

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

The Company monitors available credit on large lines to identify any off-balance sheet credit risks that may arise. Available credit lines are also taken into consideration for loans that are individually tested for impairment amounts. Any lines for which there is insufficient collateral or other sources of repayment will have impairment amounts accrued for deficiencies above the amount of the outstanding loan balance. The Company generally has the contractual right to suspend available credit on a commitment when a contractual default occurs. Available lines are generally suspended, except for the completion of construction projects, when loans are restructured. The Company did not have a liability accrued for any off-balance sheet credit risks at June 30, 2012 or December 31, 2011.

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

Restricted Cash Balances

The Company has entered into an interest rate swap agreement designed to convert floating rate interest payments on subordinated debentures into fixed rate payments. The Company had pledged interest bearing bank balances as collateral to the interest rate swap counterparty in the amounts of $1.752 million at June 30, 2012 and $1.861 million at December 31, 2011.

The Company held $100 thousand in certificates of deposit and $401 thousand in other interest bearing bank balances at June 30, 2012 and $100 thousand in certificates of deposit and $100 thousand in other interest bearing bank balances at December 31, 2011 in commercial banks as compensating balances for a third party credit card originator and a third party debit card processor. The amounts are included in interest-bearing bank balances.

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at June 30, 2012, Using
	Assets/Liabilities Measured at Fair Value	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	June 30, 2012	(Level 1)	(Level 2)	(Level 3)
U.S. Government sponsored entities	$79,269	$—	$79,269	$—
Mortgage-backed investments	221,589	—	223,560	—
Obligations of states and political subdivisions	63,180	—	63,180	—
Collateralized debt obligations	850	—	—	850
Other debt securities	12,782	—	10,811	—
Total securities available for sale	$377,670	$—	$376,820	$850
Mortgage derivative assets	576	—	—	576
	$378,246	$—	$376,820	$1,426

Interest rate swap liability	$2,349	$—	$—	$2,349
Mortgage derivative liabilities	304	—	—	304
	$2,653	$—	$—	$2,653

		Fair Value Measurements at December 31, 2011, Using
	Assets/Liabilities Measured at Fair Value	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
U.S. Government sponsored entities	$58,792	$—	$58,792	$—
Mortgage-backed investments	203,686	—	203,686	—
Obligations of states and political subdivisions	54,142	—	54,142	—
Collateralized debt obligations	819	—	—	819
Other debt securities	3,335	—	3,335	—
Total available for sale securities	$320,774	$—	$319,955	$819
Mortgage derivative assets	269	—	—	269
	$321,043	$—	$319,955	$1,088

Interest rate swap liability	$1,834	$—	$—	$1,834
Mortgage derivative liabilities	291	—	—	291
	$2,125	$—	$—	$2,125

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

The following table reports the activity for the second quarter and first six months of 2012 and 2011 in assets measured at fair value on a recurring basis using significant unobservable (Level 3) inputs.

(Dollars in thousands)	Three Months Ended			Six Months Ended
	June 30, 2012			June 30, 2012
	Collateralized Debt Obligations	Mortgage Derivatives	Interest Rate Swap	Collateralized Debt Obligations	Mortgage Derivatives	Interest Rate Swap
Beginning Balance	$872	$81	$(1,728)	$819	$(22)	$(1,834)
Total gains or losses (realized/unrealized):
Other-than-temporary impairment included in earnings	(4)	—	—	(4)	—	—
Other-than-temporary impairment (included in) transferred from other comprehensive income	(4)	—	—	(4)	—	—
Other gains/losses included in other comprehensive income	(14)	—	(772)	39	—	(812)
Net swap settlement recorded	—	—	151	—	—	297
IRLC and FSA issuances	—	448	—	—	95	—
IRLC and FSA expirations and fair value changes included in earnings	—	(180)	—	—	50	—
IRLC transfers into closed loans/FSA transferred on sales	—	(77)	—	—	149	—
Ending Balance	$850	$272	$(2,349)	$850	$272	$(2,349)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(4)	$—	$(151)	$—	$—	$(297)

	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 30, 2011			June 30, 2011
	Collateralized Debt Obligations	Mortgage Derivatives	Interest Rate Swap	Collateralized Debt Obligations	Mortgage Derivatives	Interest Rate Swap
Beginning Balance	$866	$31	$988	$934	218	$817
Total gains or losses (realized/unrealized):
Other-than-temporary impairment included in earnings	(85)	—	—	(381)	—	—
Other-than-temporary impairment (included in) transferred from other comprehensive income	87	—	—	143	—	—
Other gains/losses included in other comprehensive income	78	—	(1,049)	250	—	(907)
Net swap settlement recorded	—	—	164	—	—	193
IRLC and FSA issuances	—	39	—	—	206	—
IRLC and FSA expirations and fair value changes included in earnings	—	(22)	—	—	(65)	—
IRLC transfers into closed loans/FSA transferred on sales	—	(14)	—	—	(325)	—
Ending Balance	$946	$34	$103	$946	34	$103
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(85)	$—	$(164)	$—	—	$(193)

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

The following table summarizes certain quantitative information about valuation techniques and significant unobservable inputs used in determining Level 3 fair value measurements.

	Fair Value at	Valuation	Unobservable		Weighted
(Dollars in thousands)	June 30, 2012	Techniques	Inputs	Range	Average
Collateralized debt obligations	$850	Discounted cash flow	Discount margin Default rates	15.00% - 25.00% 0.25% - 1.76%	18.63% .74%
Mortgage interest rate lock agreements	309	Discounted cash flow	Pull-through rates	85.00%	85.00%
Mortgage forward sale agreements	(37)	Consensus pricing	Pull-through rates	85.00%	85.00%
Interest rate swap	(2,349)	Discounted cash flow	Discount rate	.52% - 1.10%	0.68%

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

Interest rate swap: A LIBOR swap yield curve is used to discount the expected cash flows. The yield curve is constructed from swap quotes derived by a third party.

The following tables summarize assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	06/30/12 (a)	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$8,245	$—	$—	$8,245
Loan foreclosures	1,855	—	—	1,855
Other real estate	8,732	—	—	8,732

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

The following table summarizes certain quantitative information about valuation techniques and significant unobservable inputs used in determining Level 3 nonrecurring fair value measurements.

	Fair Value at	Valuation	Unobservable		Weighted
(Dollars in thousands)	June 30, 2012	Techniques	Inputs	Range	Average
Impaired loans	$8,245	Appraisals from comparable properties	Adjustments for market conditions since appraisal	$1 thousand - $559 thousand	$51 thousand
Loan foreclosures	1,855	Appraisals from comparable properties	Adjustments for market conditions since appraisal	$1 thousand - $68 thousand	$25 thousand
Other real estate	8,732	Appraisals from comparable properties	Adjustments for market conditions since appraisal	$9 thousand - $116 thousand	$55 thousand

Collateral dependent loans and foreclosed properties are primarily valued using appraisals based on sales of comparable properties in the same or similar markets. These valuations are updated by appraisal staff using an internal database of factors. The values of foreclosed properties may also be revised when sale discussions indicate or when sale contracts are negotiated that require an additional write-down to the buyers' expectations.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

The following table summarizes losses recognized related to nonrecurring fair value measurements of individual assets or portfolios:

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2012	2011	2012	2011
Impaired loans (a)	$2,595	$2,356	$5,442	$4,416
Loan foreclosures (b)	1,124	345	1,503	817
Other real estate (c)	536	1,053	1,636	3,107

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

Fair Value of Financial Instruments

The following tables present the carrying amounts and fair values of the Company’s financial instruments at June 30, 2012 and December 31, 2011:

			Fair Value Measurements at June 30, 2012, Using
	June 30, 2012		Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Carrying	Estimated
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and short-term investments	$64,605	$64,605	$64,605	$—	$—
Securities available for sale	377,670	377,670	—	376,820	850
Loans held for sale	22,291	22,893	—	—	22,893
Loans held for investment	967,286	909,021	—	—	909,021
Agency accounts receivable	201	201	201	—	—
Accrued interest receivable	6,060	6,060	6	1,745	4,309
Nonmarketable equity investments	7,394	7,394	—	—	7,394
Investments in unconsolidated VIEs	3,281	3,281	—	—	3,281
Mortgage derivative assets	576	576	—	—	576
Financial liabilities:
Noninterest-bearing deposits	236,145	236,145	236,145	—	—
NOW, MMDA and savings deposits	719,771	719,771	719,771	—	—
Certificates of deposit	405,422	412,408	—	—	412,408
Short-term borrowings	3,224	3,224	3,224	—	—
Other borrowings	40,333	42,130	—	—	42,130
Junior subordinated debt	30,928	25,250	—	—	25,250
Agency accounts payable	1,518	1,518	1,518	—	—
Accrued interest payable	844	844	844	—	844
Mortgage derivative liabilities	304	304	—	—	304
Other financial instruments:
Commitments to extend credit and letters of credit	(2)	(319)	—	—	(319)
Interest rate swap	(2,349)	(2,349)	—	—	(2,349)

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

Securities available for sale are predominantly valued based on prices obtained from an independent nationally recognized pricing service and market yield matrices. An external pricing service is used to electronically provide prices by CUSIP number. These prices include exchange quoted prices, dealer quoted prices and prices derived from market yields published by specialized financial database providers. The price per instrument provided by the pricing service is used and not adjusted. Typically, all securities except for some small municipal issues and the collateralized debt obligations are priced by the primary external provider. For issues that are not priced by the primary provider, we use a third-party value provided by a broker-dealer affiliate of a correspondent bank. The broker-dealer’s valuation system uses prices provided by (1) the same external pricing service that the Company uses, (2) Standard & Poor’s, (3) matrix pricing with market yield inputs provided by Bloomberg and a municipal securities market data provider and (4) the broker-dealer’s trading staff. Any quotes provided by a broker-dealer are usually non-binding. However, the Company rarely uses solicited broker-dealer quotes to price any of its securities. The broker-dealer prices all municipal securities through its pricing matrix. At June 30, 2012, the only securities that were not priced by the primary provider were 10 municipal bonds representing 5 issuers and the collateralized debt obligations. The broker-dealer’s matrix prices were used for the municipal securities and a third-party provider’s modeled prices were used for the collateralized debt obligations (CDOs).

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 3:  Investment Securities

The following is a summary of the amortized cost and fair value of securities available for sale at June 30, 2012 and December 31, 2011:

		Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
June 30, 2012:
U.S. Government sponsored entities	$78,698	$625	$54	$79,269
Mortgage-backed investments	216,506	5,236	153	221,589
Obligations of states and political subdivisions	60,287	2,980	87	63,180
Collateralized debt obligations	3,132	—	2,282	850
Other debt securities	12,801	38	57	12,782
	$371,424	$8,879	$2,633	$377,670
December 31, 2011:
U.S. Government sponsored entities	$58,714	$174	$96	$58,792
Mortgage-backed investments	198,832	5,016	162	203,686
Obligations of states and political subdivisions	51,763	2,459	80	54,142
Collateralized debt obligations	3,137	—	2,318	819
Other debt securities	3,444	25	134	3,335
	$315,890	$7,674	$2,790	$320,774

Provided below is a summary of securities available for sale which were in an unrealized loss position and the length of time that individual securities have been in a continuous loss position at June 30, 2012 and December 31, 2011. Securities on which we have taken only credit-related other-than-temporary-impairment (OTTI) write-downs are categorized as being “less than 12 months” or “12 months or more” in a continuous loss position based on the point in time that the fair value declined to below the amortized cost basis and not the period of time since the OTTI write-down.

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2012:
U.S. Government sponsored entities	$20,506	$54	$—	$—	$20,506	$54
Mortgage-backed investments	20,184	153	—	—	20,184	153
Obligations of states and political subdivisions	7,122	87	—	—	7,122	87
Collateralized debt obligations	—	—	850	2,282	850	2,282
Other debt securities	9,304	32	2,437	25	11,741	57
	$57,116	$326	$3,287	$2,307	$60,403	$2,633
December 31, 2011:
U.S. Government sponsored entities	$23,734	$96	$—	$—	$23,734	$96
Mortgage-backed investments	32,280	162	—	—	32,280	162
Obligations of states and political subdivisions	7,613	80	—	—	7,613	80
Collateralized debt obligations	—	—	819	2,318	819	2,318
Other debt securities	2,317	134	—	—	2,317	134
	$65,944	$472	$819	$2,318	$66,763	$2,790

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 3:  (Continued)

At June 30, 2012, there were 13 U.S. government sponsored entity securities with unrealized losses less than 12 months. There were 9 mortgage-backed securities with unrealized losses less than 12 months. There were 20 municipal securities with unrealized losses less than 12 months. There were 7 corporate securities with unrealized losses less than 12 months and 2 corporate securities with unrealized losses more than 12 months. The unrealized losses associated with the U.S. government sponsored entity, mortgage-backed and corporate securities were primarily driven by changes in market rates and not due to the credit quality of the securities. Of the two corporate securities that had unrealized losses extending more than twelve months, one with an unrealized loss of $21 thousand had actually improved its position from a December 31, 2011 unrealized loss of $104 thousand. The municipal securities that were in unrealized loss positions for less than a year were in unrealized loss positions due primarily to fluctuations in interest rates and market liquidity. A review of the municipal securities portfolio did not indicate any credit deterioration.

There are five collateralized debt obligations that represent the majority of unrealized losses in the investment portfolio. These obligations are secured by commercial bank trust preferred securities. Management has evaluated these instruments for impairment as of each quarter end within the accounting guidelines for determining impairments for beneficial interests using the discounted cash flow approach prescribed, which required management to make assumptions concerning the estimates of the ultimate collectability of the contractual cash flows of the beneficial interests owned. Credit downgrades of the beneficial interests are also factored in when determining whether the impairments in these securities are other-than-temporary. The discounted cash flow estimates depend on the expected cash flows that the beneficial interest issuer will receive on its investments in the trust preferred securities (the CDO collateral) of the commercial bank investees. The ability of the banks that issued trust preferred securities to the beneficial interest issuer to pay their obligations is determined based on an analysis of the financial condition of the banks. Generally, the same factors that result in credit rating downgrades of the beneficial interests also result in negative adjustments to the expected cash flows of the underlying collateral. This analysis results in an estimate of the timing and amount of cash flows derived from a determination of how many would default on their obligations and how many would eventually pay off their obligations and the timing of those events. Those estimated cash flows would first pay off more senior beneficial interests if certain collateral coverage ratios are not maintained, with the remaining amounts eventually flowing through to the interests owned by the Company. Based on this type of analysis for each beneficial interest issuer, the cash flows of each of the five beneficial interests owned by the Company are projected and discounted to their present values and compared to the amortized cost book values of the interests. This analysis has resulted in other-than-temporary impairment (OTTI) conditions for all five of the securities since 2008. During the second quarter of 2011, one of the securities incurred other-than-temporary impairments that resulted in $85 thousand in credit-related losses being charged against earnings with the remaining non-credit-related losses being charged to other comprehensive income. During the second quarter of 2012, one of the securities incurred an other-than-temporary impairment of $4 thousand. Management believes that as the economy improves, the deferrals related to the CDO collateral will cure and provide enough cash flows to the CDOs for the Company to recover its adjusted book values.

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

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30		June 30
	2012	2011	2012	2011
Beginning balance	$1,863	$1,528	$1,863	$1,232
OTTI credit losses on previously impaired securities	4	85	4	381
Ending balance	$1,867	$1,613	$1,867	$1,613

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 3:  (Continued)

The following is a summary of gains and losses on securities available for sale:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30		June 30
	2012	2011	2012	2011
Proceeds from sales	$8,855	$19,653	$42,837	$61,074
Gross realized gains	6	388	688	1,746
Gross realized losses	5	47	96	56
Net gains from sales	$1	$341	$592	$1,690
Gross recognized losses related to the credit component of other-than-temporary impairments	$4	$85	$4	$381

Realized gains and losses on securities available for sale are determined using the specific amortized cost of the securities sold.

Securities with a carrying value totaling $218.739 million at June 30, 2012 and $211.988 million at December 31, 2011 were pledged to secure an interest rate swap, public deposits, short-term borrowings and for other purposes required or permitted by law.

The amortized cost and fair values of debt securities available for sale at June 30, 2012, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with, or without, call or prepayment penalties. Mortgage-backed securities receive monthly payments based on the cash flows of the underlying collateral. Therefore, their stated maturities do not represent the timing of principal amounts received and no maturity distributions are shown for these securities.

(Dollars in thousands)	Amortized Cost	Fair Value
One year or less	$20,830	$20,928
After one through five years	80,289	81,765
After five through ten years	38,256	39,740
After ten years	15,543	13,648
	154,918	156,081
Mortgage-backed investments	216,506	221,589
	$371,424	$377,670

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  Loans and Allowance for Loan Losses

The Bank's loan portfolio includes commercial, consumer, agricultural and residential loans originated primarily in its markets in central and north Mississippi, southwest Tennessee, central Alabama and the Florida panhandle. The following is a summary of the Bank's loans held for investment, net of unearned income of $1.437 million at June 30, 2012 and $2.045 million at December 31, 2011:

(Dollars in thousands)	June 30, 2012	December 31, 2011
Construction and land development loans	$67,814	$69,325
Other commercial real estate loans	499,370	505,180
Asset-based loans	36,689	37,540
Other commercial loans	111,084	117,790
Home equity loans	36,183	37,024
Other 1-4 family residential loans	189,927	186,815
Consumer loans	41,529	42,666
Total loans	$982,596	$996,340

The Bank uses loans as collateral for borrowings at the Federal Reserve Bank and a Federal Home Loan Bank. Approximately $11.344 million and $18.005 million of commercial and consumer loans were pledged to a line of credit with the Federal Reserve Bank at June 30, 2012 and December 31, 2011 respectively. Approximately $172.152 million and $216.201 million of individual real estate-secured loans were pledged to the Federal Home Loan Bank at June 30, 2012 and December 31, 2011, respectively.

During the first half of 2011 the Company purchased $821 thousand in commercial real estate loan participations. During the first half of 2012 the Company purchased $2.138 million in agricultural loan participations.

During the first half of 2012 the Company transferred $4.199 million of mortgage loans from held-for-sale status into the portfolio of loans held for investment. During the first half of 2011 the Company transferred $454 thousand of mortgage loans from held-for-sale status into the portfolio of loans held for investment.

The following table presents a summary of the past due status of all loans, including nonaccrual loans, by type at June 30, 2012:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
Construction and land development loans	$556	$64	$1,078	$1,698	$66,116	$67,814	$—
Other commercial real estate loans	1,155	499	2,832	4,486	494,884	499,370	1,368
Asset based loans	—	—	—	—	36,689	36,689	—
Other commercial loans	433	53	289	775	110,309	111,084	80
Home equity loans	209	80	17	306	35,877	36,183	—
Other 1-4 family residential loans	1,641	567	708	2,916	187,011	189,927	81
Consumer loans	188	37	14	239	41,290	41,529	8
Total	$4,182	$1,300	$4,938	$10,420	$972,176	$982,596	$1,537

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

Loans are placed into nonaccrual status when, in management's opinion, the borrowers may be unable to meet their payment obligations, which typically occurs when principal or interest payments are more than 90 days past due. The following table presents a summary of the nonaccrual status of loans by type at June 30, 2012 and December 31, 2011 and other nonperforming assets:

(Dollars in thousands)	June 30, 2012	December 31, 2011
Construction and land development loans	$1,373	$4,398
Other commercial real estate loans	2,557	9,937
Asset based loans	—	—
Other commercial loans	629	913
Home equity loans	116	474
Other 1-4 family residential loans	1,748	1,422
Consumer loans	20	33
Total nonaccrual loans	$6,443	$17,177
Other real estate owned	31,077	36,952
Total nonperforming credit-related assets	$37,520	$54,129

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

The following table presents a summary of loans by credit risk rating at June 30, 2012.

(Dollars in thousands)
	Construction	Other Commercial Real Estate	Asset-Based	Other Commercial
10 and 20	$—	$—	$—	$20,919
30-32	43,604	403,986	24,065	86,496
40	12,838	65,839	11,572	2,298
50	10,772	29,545	1,052	1,296
60	600	—	—	75
Total	$67,814	$499,370	$36,689	$111,084

(Dollars in thousands)
	Home Equity	Other 1-4 Family	Consumer	Total
10 and 20	$—	$114	$13,291	$34,324
30-32	34,033	174,642	27,427	794,253
40	977	8,745	605	102,874
50	1,173	6,335	203	50,376
60	—	91	3	769
Total	$36,183	$189,927	$41,529	$982,596

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

During 2011 the Company changed the way that it calculated the historical loss rates that were applied to the various risk pools of loans in determining the allowance for loan losses for loans not individually tested for impairment. Loss rates are calculated by loan type including the major categories of construction and land development, 1-4 family residential, commercial real estate secured, commercial and industrial and consumer loans. The Company has historically used a conservatively adjusted thirteen year historical period for loss rates, believing that this time frame incorporated a broader range of economic and business cycles than a shorter time frame and gave a better estimate of expected losses. In September 2011, management began using a shorter historical period of five years, calculating a five year average loss rate by class of loan. This change was prompted by management and regulatory concerns about the current economic environment, observed industry changes and trends as well as management's view of the current business cycle and environment. Because of a conservative treatment of the former longer historic loss rate period - primarily by adjusting the thirteen year average loss rate by two standard deviations in an attempt to include low probability events in the loss rate - there was no material difference between it and the new five year convention. The five year convention is a straight historical average which naturally includes recent high-loss years. Given the immaterial difference in the two calculations, no adjustment was required to the provision for loan losses. Management does believe that going forward the five year historical loss calculation will better reflect the risks inherent in the recent and current credit environment and that it is more appropriate than an even shorter historical period (e.g., three years) because a shorter period would too heavily weight improved periods and too quickly remove recent periods that included larger losses caused by factors that could still reasonably exist latent in the makeup of the loan class.

The Company uses environmental factors to adjust loss rates to reflect economic conditions and other circumstances that imply risk of loss in the current environment that is not necessarily reflected in the historical loss rates. At December 31, 2011 the Company adjusted the five year loss rates by an economic environmental factor based on recessionary conditions and an illiquid market for undeveloped real estate collateral. The loss rate applied to commercial real estate loans was adjusted upward by 10 basis points. The loss rate applied to commercial, agricultural and municipal loans was adjusted upward by 50 basis points given their dependency on cash flows which are at risk absent a growing economy.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  (Continued)

During the first quarter of 2012 the Company removed the environmental factor in the loss rate applied to pools of commercial loans not individually reviewed for impairment. Due to the switch from a thirteen year average loss calculation to a five year calculation, average loss rates applied to pools of commercial loans increased by 27 basis points from the calculation used at the end of 2011. This increase captured the risks that were manually adjusted into the 2011 loss rate calculations, therefore removing the need for the environmental factor.

The following table summarizes loans that were individually reviewed for impairment allowances at June 30, 2012:

(Dollars in thousands)
	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance:
Construction and land development loans	$7,028	$9,382	$—
Other commercial real estate loans	37,763	39,601	—
Asset based loans	—	—	—
Other commercial loans	687	713	—
Home equity loans	1,099	1,099	—
Other 1-4 family residential loans	4,187	4,245	—
Consumer loans	112	124	—
Loans with a specific valuation allowance:
Construction and land development loans	$4,344	$4,344	$1,120
Other commercial real estate loans	6,933	6,962	1,372
Asset based loans	—	—	—
Other commercial loans	684	813	496
Home equity loans	74	74	36
Other 1-4 family residential loans	2,239	2,239	520
Consumer loans	94	95	94
Total:
Construction and land development loans	$11,372	$13,726	$1,120
Other commercial real estate loans	44,696	46,563	1,372
Asset based loans	—	—	—
Other commercial loans	1,371	1,526	496
Home equity loans	1,173	1,173	36
Other 1-4 family residential loans	6,426	6,484	520
Consumer loans	206	219	94

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  (Continued)

The following table summarizes the average recorded investment in impaired loans and the amount of interest income recognized for the second quarter and first half of 2012:

(Dollars in thousands)	Average Investment In Impaired Loans	Interest Income Recognized	Average Investment In Impaired Loans	Interest Income Recognized
	Quarter-to-Date	Quarter-to-Date	Year-to-Date	Year-to-Date
Loans without a specific valuation allowance:
Construction and land development loans	$11,818	$77	$12,856	$228
Other commercial real estate loans	35,435	435	34,911	844
Asset based loans	—	—	—	—
Other commercial loans	664	13	669	22
Home equity loans	1,135	13	732	14
Other 1-4 family residential loans	4,159	65	4,716	118
Consumer loans	108	3	119	5
Loans with a specific valuation allowance:
Construction and land development loans	$4,351	$70	$4,491	$101
Other commercial real estate loans	11,178	168	10,400	229
Asset based loans	—	—	—	—
Other commercial loans	576	1	698	7
Home equity loans	76	4	201	6
Other 1-4 family residential loans	2,561	18	2,460	49
Consumer loans	126	2	87	3
Total:
Construction and land development loans	$16,169	$147	$17,347	$329
Other commercial real estate loans	46,613	603	45,311	1,073
Asset based loans	—	—	—	—
Other commercial loans	1,240	14	1,367	29
Home equity loans	1,211	17	933	20
Other 1-4 family residential loans	6,720	83	7,176	167
Consumer loans	234	5	206	8

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  (Continued)

The following table summarizes loans that were individually reviewed for impairment allowances at June 30, 2011:

(Dollars in thousands)
	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance:
Construction and land development loans	$13,493	$18,319	$—
Other commercial real estate loans	34,100	36,754	—
Asset based loans	—	—	—
Other commercial loans	728	754	—
Home equity loans	721	721	—
Other 1-4 family residential loans	2,835	2,836	—
Consumer loans	452	462	—
Loans with a specific valuation allowance:
Construction and land development loans	$14,209	$18,046	$3,333
Other commercial real estate loans	16,459	18,129	2,658
Asset based loans	—	—	—
Other commercial loans	3,393	3,545	1,341
Home equity loans	—	—	—
Other 1-4 family residential loans	3,286	3,307	1,261
Consumer loans	54	54	40
Total:
Construction and land development loans	$27,702	$36,365	$3,333
Other commercial real estate loans	50,559	54,883	2,658
Asset based loans	—	—	—
Other commercial loans	4,121	4,299	1,341
Home equity loans	721	721	—
Other 1-4 family residential loans	6,121	6,143	1,261
Consumer loans	506	516	40

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  (Continued)

The following table summarizes the average recorded investment in impaired loans and the amount of interest income recognized for the second quarter and first half of 2011:

(Dollars in thousands)	Average Investment In Impaired Loans	Interest Income Recognized	Average Investment In Impaired Loans	Interest Income Recognized
	Quarter-to-Date	Quarter-to-Date	Year-to-Date	Year-to-Date
Loans without a specific valuation allowance:
Construction and land development loans	$9,294	$115	$14,894	$247
Other commercial real estate loans	19,933	290	34,179	774
Asset based loans	—	—	—	—
Other commercial loans	—	—	3,156	79
Home equity loans	730	4	719	4
Other 1-4 family residential loans	2,905	31	3,000	65
Consumer loans	416	7	471	14
Loans with a specific valuation allowance:
Construction and land development loans	$16,583	$97	$14,700	$193
Other commercial real estate loans	23,563	1	16,656	47
Asset based loans	—	—	—	—
Other commercial loans	5,490	53	3,413	62
Home equity loans	—	—	—	—
Other 1-4 family residential loans	3,725	40	3,291	44
Consumer loans	7	1	56	1
Total:
Construction and land development loans	$25,877	$212	$29,594	$440
Other commercial real estate loans	43,496	291	50,835	821
Asset based loans	—	—	—	—
Other commercial loans	5,490	53	6,569	141
Home equity loans	730	4	719	4
Other 1-4 family residential loans	6,630	71	6,291	109
Consumer loans	423	8	527	15

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  (Continued)

The following table summarizes activity in the allowance for loan losses for the six months ended June 30, 2012 by loan category:

(Dollars in thousands)
	Construction	Other CRE	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of period	$4,131	$4,073	$3,347	$2,607	$795	$—	$14,953
Provision charged to expense	935	3,146	51	426	2	—	4,560
Losses charged off	(1,506)	(2,584)	(479)	(596)	(356)	—	(5,521)
Recoveries	588	141	104	355	130	—	1,318
Balance, end of period	$4,148	$4,776	$3,023	$2,792	$571	$—	$15,310
Ending balance:
Individually evaluated for impairment	$1,120	$1,372	$496	$556	$94	$—	$3,638
Ending balance:
Collectively evaluated for impairment	$3,028	$3,404	$2,527	$2,236	$477	$—	$11,672
Ending balance:
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—
Loans:
Ending balance	$67,814	$499,370	$147,773	$226,110	$41,529	$—	$982,596
Ending balance:
Individually evaluated for impairment	$11,372	$44,696	$1,371	$7,599	$206	$—	$65,244
Ending balance:
Collectively evaluated for impairment	$56,442	$454,674	$146,402	$218,511	$41,323	$—	$917,352
Ending balance:
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

The following table summarizes activity in the allowance for loan losses for the three months ended June 30, 2012 by loan category:

(Dollars in thousands)
	Construction	Other CRE	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of period	$4,426	$5,280	$2,856	$2,946	$576	$—	$16,084
Provision charged to expense	903	700	406	168	103	—	2,280
Losses charged off	(1,414)	(1,231)	(271)	(357)	(187)	—	(3,460)
Recoveries	233	27	32	35	79	—	406
Balance, end of period	$4,148	$4,776	$3,023	$2,792	$571	$—	$15,310

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  (Continued)

The following table summarizes activity in the allowance for loan losses for the six months ended June 30, 2011 by loan category:

(Dollars in thousands)
	Construction	Other CRE	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of period	$3,942	$2,763	$4,442	$3,701	$1,177	$—	$16,025
Provision charged to expense	127	2,092	1,798	566	277	—	4,860
Losses charged off	(331)	(1,017)	(1,095)	(706)	(440)	—	(3,589)
Recoveries	882	264	137	121	105	—	1,509
Balance, end of period	$4,620	$4,102	$5,282	$3,682	$1,119	$—	$18,805
Ending balance:
Individually evaluated for impairment	$3,333	$2,658	$1,341	$1,261	$40	$—	$8,633
Ending balance:
Collectively evaluated for impairment	$1,287	$1,444	$3,941	$2,421	$1,079	$—	$10,172
Ending balance:
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—
Loans:
Ending balance	$87,826	$533,720	$152,063	$226,823	$44,163	$—	$1,044,595
Ending balance:
Individually evaluated for impairment	$27,702	$50,559	$4,121	$6,842	$506	$—	$89,730
Ending balance:
Collectively evaluated for impairment	$60,124	$483,161	$147,942	$219,981	$43,657	$—	$954,865
Ending balance:
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

The following table summarizes activity in the allowance for loan losses for the three months ended June 30, 2011 by loan category:

(Dollars in thousands)
	Construction	Other CRE	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of period	$4,124	$3,165	$5,023	$3,606	$1,125	$—	$17,043
Provision charged to expense	13	1,295	421	366	185	—	2,280
Losses charged off	(111)	(515)	(255)	(326)	(235)	—	(1,442)
Recoveries	594	157	93	36	44	—	924
Balance, end of period	$4,620	$4,102	$5,282	$3,682	$1,119	$—	$18,805

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  (Continued)

The following table summarizes the balance in the allowance for loan losses at December 31, 2011 by loan category:

(Dollars in thousands)
	Construction	Other CRE	Commercial	Residential	Consumer	Unallocated	Total
Balance December 31, 2011	$4,131	$4,073	$3,347	$2,607	$795	$—	$14,953
Balance December 31, 2011:
Individually evaluated for impairment	$1,750	$894	$485	$563	$37	$—	$3,729
Balance December 31, 2011:
Collectively evaluated for impairment	$2,381	$3,179	$2,862	$2,044	$758	$—	$11,224
Balance December 31, 2011:
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—
Loans:
Balance December 31, 2011:	$69,325	$505,180	$155,330	$223,839	$42,666	$—	$996,340
Balance December 31, 2011:
Individually evaluated for impairment	$18,159	$40,770	$1,544	$6,924	$165	$—	$67,562
Balance December 31, 2011:
Collectively evaluated for impairment	$51,166	$464,410	$153,786	$216,915	$42,501	$—	$928,778
Balance December 31, 2011:
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Restructured loans are considered to be impaired loans. A troubled debt restructuring occurs when a creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. That concession either stems from an agreement between the creditor and the debtor or is imposed by law or a court. The following table presents information about the Company’s restructured loan portfolio as of June 30, 2012 and December 31, 2011:

(Dollars in thousands)	June 30, 2012		December 31, 2011
	Recorded Balance	Allowance	Recorded Balance	Allowance
Restructured loans with an allowance:
Construction and land development loans	$295	$16	$136	$61
Other commercial real estate loans	4,447	603	4,018	320
Other commercial loans	238	238	387	117
Other 1-4 family residential loans	198	80	199	76
Restructured loans without an allowance:
Construction and land development loans	2,282	—	2,725	—
Other commercial real estate loans	11,707	—	17,002	—
Other commercial loans	92	—	119	—
Other 1-4 family residential loans	469	—	1,194	—
Total restructured loans	$19,728	$937	$25,780	$574

At June 30, 2012, there were $175 thousand in available credit commitments for construction and land development restructured loans. At December 31, 2011, there were $356 thousand in available credit commitments for construction and land development restructured loans.

There were no loans restructured during the second quarter of 2012 or during the first half of 2012. There were no loans restructured during the first quarter of 2011 while there were 11 loans restructured during the second quarter of 2011. The following table summarizes the activity for trouble debt restructurings that occurred in the second quarter of 2011.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  (Continued)

(Dollars in thousands)	Number of Loans Modified	Pre Modification Balance	Post Modification Balance
Interest Rate Modifications:
Construction and land development loans	2	$662	$662
Total rate modifications	2	$662	$662

Term Extensions and Renewals:
Construction and land development loans	2	$1,004	$949
Other commercial real estate loans	5	4,188	4,175
Other commercial loans	1	1,828	1,797
Other 1-4 family residential loans	1	153	152
Total extensions and renewals	9	$7,173	$7,073
Total loans restructured	11	$7,835	$7,735

The following table presents loans modified under the terms of a TDR that became 90 days or more delinquent or were foreclosed on during the three and six month periods ended June 30, 2012, that were initially restructured within the prior twelve months.

(Dollars in thousands)	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Number of Loans	Amortized Cost	Number of Loans	Amortized Cost
Other commercial loans	—	$—	1	$335
Other 1-4 family residential loans	1	152	2	304
Total subsequent defaults	1	$152	3	$639

The second quarter and first half of 2012 defaults were 90 day delinquencies and all were term extensions and renewals.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 5:  Other Intangible Assets

Following is a summary of intangible assets, net of accumulated amortization, included in the consolidated statements of condition:

Core Deposit Intangible
	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30		June 30
	2012	2011	2012	2011
Beginning Balance	$4,479	$4,906	$4,586	$5,013
Amortization expense	(106)	(107)	(213)	(214)
Ending Balance	$4,373	$4,799	$4,373	$4,799

Estimated future amortization expense
Remainder of 2012	$214
2013	427
2014	427
2015	427
2016	427
2017	427

Note 6:  Borrowing Arrangements

The following is a summary of other borrowings at June 30, 2012 and December 31, 2011:

(Dollars in thousands)	June 30 2012	December 31 2011
Company’s line of credit in the amount of $5,000,000, maturing in March 2013; secured by approximately 51% of the Bank’s common stock; interest payable quarterly at the prime rate with a floor of 3.50%	$3,042	$3,292
Bank’s advances from Federal Home Loan Banks	37,291	39,709
	$40,333	$43,001
Company’s junior subordinated debentures, interest payable quarterly at 90-day LIBOR plus 1.33% through March 2036; currently redeemable	$30,928	$30,928

The Company’s revolving correspondent line of credit, as modified in March 2012, requires three principal payments of at least $125 thousand each – one during the second, third and fourth quarters of 2012. The line of credit contains certain restrictive covenants related to capital ratios, asset quality, returns on average assets, dividends and supervisory actions by the Company’s regulators. The Company was in compliance with the covenants at June 30, 2012.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 6:  (Continued)

The Bank has advances and letters of credit from the Federal Home Loan Bank of Dallas (FHLB) collateralized by real estate-secured loans. The Bank must pledge collateral to obtain advances from the FHLB. Based on the amount of collateral pledged as of June 30, 2012 the Bank had approximately $64.869 million in available credit.

The Bank has a line of credit with the Federal Reserve Discount Window collateralized by commercial and consumer loans. The bank had a line of credit of approximately $7.373 million at June 30, 2012, all of which was available.

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

Accretion of the discount associated with the preferred stock is recognized as an increase to preferred stock dividends in determining net income available to common shareholders. The discount on the Class B, Series A Preferred Stock was being accreted over a five year period using the effective yield method. The discount on the Class B, Series CD Preferred Stock is being accreted over an eight year period. The discount accretion recognized on the Class B, Series CD Preferred Stock was $572 thousand during the first half of 2011. The discount accretion recognized on the Class B, Series CD Preferred Stock was $634 thousand during the first half of 2012.

The following table summarizes preferred stock of the Company:

(Dollars in thousands)		Shares at		Shares at		Carrying Value
		June 30, 2012		December 31, 2011		June 30, 2012	December 31, 2011
	Rate	Authorized	Outstanding	Authorized	Outstanding
Class A	—	1,000,000	—	1,000,000	—	$—	$—
Class B:		1,000,000		1,000,000
Series A	5%		—		—	—	—
Series CD	2%		30,000		30,000	18,198	17,564
						$18,198	$17,564

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 8:  Pension and Other Employee Benefit Plans

As discussed in Note 18: Employee Benefit Plans, to the December 31, 2011 financial statements, the Bank has a defined benefit pension plan covering substantially all full time employees of the Bank and its subsidiaries. The following table provides a summary of the components of the unamortized pension costs recognized in stockholders’ equity as of June 30, 2012 and December 31, 2011:

(Dollars in thousands)	Balance	2012	Balance
	12/31/11	Amortization	06/30/12
Unamortized actuarial loss	$4,272	$(1,068)	$3,204
Deferred taxes	(1,593)	398	(1,195)
Net unamortized pension costs	$2,679	$(670)	$2,009

The following is a summary of the components of net periodic benefit costs for the three and six month periods ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30		June 30
	2012	2011	2012	2011
Interest cost	$102	$112	$204	$224
Expected return on plan assets	(132)	(141)	(263)	(282)
Amortization of prior service costs	—	(6)	—	(12)
Recognized actuarial loss	534	246	1,068	492
Net pension cost	$504	$211	$1,009	$422

The Company made $108 thousand in contributions to the pension plan during the first six months of 2012. The Company made no contribution to the pension plan during the first six months of 2011. The Company expects to make approximately $406 thousand in contributions to the pension plan during the remainder of 2012.

The Company made $75 thousand in contributions to the ESOP and $322 thousand in matching contributions to the 401k plan during the first six months of 2012. The Company made $75 thousand in contributions to the ESOP and $156 thousand in matching contributions to the 401k plan during the first six months of 2011. During 2012 the Company matched 60% of an employee's first 6% of salary deferral in the 401k plan for all employees with less than three years of credited service and 75% for employees with three years or more of credited service. During the first half of 2011, the matching percentages were 30% and 37.5% respectively.

The Company has a nonqualified deferred compensation plan for certain senior officers. Participants deferred $42 thousand of compensation and received $5 thousand in distributions during the first six months of 2012. Participants deferred $29 thousand of compensation and received $4 thousand in distributions during the first six months of 2011. Employee benefit expenses include charges for earnings increases of $65 thousand for the first six months of 2012 and $47 thousand for the first six months of 2011. The plan incurred $1 thousand of expenses during the first six months of 2012 and $2 thousand during the first six months of 2011. Liabilities of the plan were $600 thousand at June 30, 2012 and $537 thousand at June 30, 2011, substantially all of which were vested.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 9:  Share-based Compensation

The Company uses the fair value method of accounting for stock-based compensation. The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model.

The following table is a summary of stock awards activity:

	2005 Plan					1999 Plan
		Restricted Stock		Stock Options		Stock Options
	Shares Available For Grant	Number of Shares	Weighted Average Grant Date Fair Value	Number Of Shares	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price
January 1, 2011	603,634	63,000	$16.995	16,600	$12.043	15,800	$16.018
Awards Granted	(3,000)	—	—	3,000	4.120	—	—
Vested	—	(6,000)	16.855	—	—	—	—
Forfeitures	4,800	(3,000)	17.075	(1,800)	13.840	—	—
Expired	—	—	—	—	—	—	—
June 30, 2011	605,434	54,000	$17.006	17,800	$10.526	15,800	$16.018
January 1, 2012	613,434	46,000	$17.032	17,800	$10.526	15,800	$16.018
Awards Granted	(428,746)	428,746	4.510	—	—	—	—
Vested	—	—	—	—	—	—	—
Forfeitures	—	—	—	—	—	(600)	5.140
Expired	—	—	—	—	—	(5,000)	12.625
June 30, 2012	184,688	474,746	$5.723	17,800	$10.526	10,200	$18.322
Shares exercisable at June 30, 2012		—	—	12,400	$12.672	10,200	$18.322
The Company estimates a forfeiture rate of 9.45% (1.89% annual rate) for stock options issued to employees and a forfeiture rate of 5.45% (1.09% annual rate) for stock options issued to directors in determining net compensation costs. At June 30, 2012, there were $8 thousand in unrecognized compensation costs related to stock option awards.

The Company issues restricted stock awards to certain executives and other key employees. The awards vest over periods of one to seven years and are forfeited in their entirety if the officer leaves the Company before the end of the vesting term. Additionally the restricted shares include a performance condition that may accelerate vesting at the achievement of a diluted earnings per share and net income target. Non-achievement of the performance condition during the vesting period would not prevent vesting of the shares. Dividends are paid quarterly to restricted stock grantees. In April 2012 the Company granted 298,746 shares of restricted stock to certain officers and other employees. Also during April 2012 the Company granted 130,000 shares of restricted stock to the directors of the Company who are not members of management. The April grants vest over a five year period and may be forfeited if the employee or director leaves before the completion of the vesting period. The 2012 stock grants do not contain any performance conditions. At June 30, 2012, there were $1.863 million in unrecognized compensation costs for all restricted stock grants. The unrecognized costs at June 30, 2012, are expected to be recognized over a weighted-average period of 4.69 years. The Company estimates that 4.00% (0.80% annual rate) of the employee shares and 2.00% (0.40% annual rate) of the director shares will be forfeited in determining net compensation expenses recognized.

As a sublimit under the plan, there are 100,000 shares available for awards to directors who are not employees of the Company at the time of the grant. At the time of the April 2012 grants, 82,200 shares remained available for grants to such directors. The grants of 130,000 shares to non-employee directors would exceed the amount of shares currently available under the applicable sublimit. The Board proposes to amend the sublimit without affecting the total authorized shares under the plan and to seek shareholder approval of the proposed amendment. The amount of these grants in excess of the existing limitation are contingent on shareholder approval of the amendment.

In July 2010 the Board of Directors approved the reservation of 1,000,000 shares of authorized, unissued shares for issuance in lieu of cash for directors’ fees earned for 2010 and beyond. All shares are issued at market value and provide a convenient way for directors to receive shares of the Company based on the amount of directors’ fees that would otherwise be paid. Directors individually elect a percentage of their compensation, not less than 50%, to be received in common stock with the balance of the fees being paid in cash each quarter. For the second quarter of 2012, 9,377 shares were issued to directors in lieu of fees. For the first six months of 2012, 17,162 shares were issued to directors in lieu of fees.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 10:  Accumulated Other Comprehensive Income (Loss)

The following is a summary of the gross amounts of accumulated other comprehensive income (loss) and the related income tax effects:

(Dollars in thousands)	Gross	Tax	Net
June 30, 2012:
Net unrealized gain on securities available for sale	$8,528	$3,181	$5,347
Net unrealized loss on other-than-temporarily impaired securities available for sale	(2,282)	(851)	(1,431)
Net unamortized pension costs	(3,204)	(1,195)	(2,009)
Net unrealized loss on cash flow hedge	(2,349)	(876)	(1,473)
	$693	$259	$434
December 31, 2011:
Net unrealized gain on securities available for sale	$7,202	$2,688	$4,514
Net unrealized loss on other-than-temporarily impaired securities available for sale	(2,318)	(865)	(1,453)
Net unamortized pension costs	(4,272)	(1,593)	(2,679)
Net unrealized loss on cash flow hedge	(1,834)	(684)	(1,150)
	$(1,222)	$(454)	$(768)
June 30, 2011:
Net unrealized gain on securities available for sale	$7,270	$2,712	$4,558
Net unrealized loss on other-than-temporarily impaired securities available for sale	(2,441)	(910)	(1,531)
Net unamortized pension costs	(2,447)	(913)	(1,534)
Net unrealized gain on cash flow hedge	103	39	64
	$2,485	$928	$1,557

Note 11:  Regulatory Matters

Federal banking regulations require that the Bank maintain certain cash reserves based on a percent of deposits. This requirement was $2.755 million at June 30, 2012 and $2.258 million at December 31, 2011. The reserve requirements were covered by vault cash of $11.873 million at June 30, 2012 and $12.311 million at December 31, 2011. The Company is also required to hold a clearing balance of $2.000 million with the Federal Reserve. This clearing balance was included in interest bearing bank balances at June 30, 2012 and December 31, 2011.

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

Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Total Capital and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined). Management believes, as of June 30, 2012, that all capital adequacy requirements have been met.

As of June 30, 2012, the most recent notification by the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 11:  (Continued)

The Company's and Bank's actual capital amounts and ratios as of June 30, 2012, and December 31, 2011, are also presented in the table:

(Dollars in thousands)	Actual		Minimum Capital		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2012:
Total capital (to risk weighted assets):
Company	$146,734	12.49%	$93,985	8.00%	$—	—%
Bank	146,579	12.50%	93,830	8.00%	117,287	10.00%
Tier I capital (to risk weighted assets):
Company	132,041	11.24%	46,992	4.00%	—	—%
Bank	131,910	11.25%	46,915	4.00%	70,372	6.00%
Tier I capital (to average assets):
Company	132,041	8.43%	62,633	4.00%	—	—%
Bank	131,910	8.44%	62,483	4.00%	78,104	5.00%
December 31, 2011:
Total capital (to risk weighted assets):
Company	$141,434	12.09%	$93,564	8.00%	$—	—%
Bank	141,088	12.08%	93,410	8.00%	116,762	10.00%
Tier I capital (to risk weighted assets):
Company	126,810	10.84%	46,782	4.00%	—	—%
Bank	126,488	10.83%	46,705	4.00%	70,057	6.00%
Tier I capital (to average assets):
Company	126,810	8.17%	62,072	4.00%	—	—%
Bank	126,488	8.17%	61,933	4.00%	77,416	5.00%

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

In November 2009, the Company entered into an informal agreement with the Federal Reserve Bank of St. Louis (the “Federal Reserve”). The agreement requires prior approval by the Federal Reserve of (1) the declaration or payment by the Company of dividends to shareholders and (2) the payment of interest on outstanding trust preferred securities and the payment of dividends on outstanding TARP preferred stock and (3) the incurrence of additional debt. The agreement is not a “written agreement” for purposes of Section 8 of the Federal Deposit Insurance Act, as amended. The Federal Reserve approved, pursuant to the informal agreement, the common dividends payable to shareholders, the interest payment on the trust preferred securities and the dividends payable on the TARP preferred stock for the first six months of 2012.

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 12:  Income Taxes

Income tax expense was as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30		June 30
	2012	2011	2012	2011
Current income tax expense	$—	$1	$2	$2
Deferred income tax expense	599	293	1,109	407
Total income tax expense	$599	$294	$1,111	$409

Net deferred tax assets totaled $12.483 million at June 30, 2012 and $14.115 million at December 31, 2011. Management has reviewed its deferred tax assets and determined that it is more likely than not that the deferred tax assets will be realized in the foreseeable future and therefore no valuation allowance has been accrued.

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

Federal tax credits for 2011 include a $120 thousand credit related to an adjustment to the amended tax returns for 2006 and 2007. The Company carried back more than the allowable net operating losses for alternative minimum tax purposes and therefore, owed approximately $184 thousand in alternative minimum tax for 2007. The tax due was accrued during the fourth quarter of 2011 and paid during the second quarter of 2012. The taxes paid, net of $64 thousand in credits that were available but not taken in the amended 2006 return, are available to be carried forward as tax credits.

The Company is currently being audited for the tax years of 2008 through 2010 by the Mississippi State Tax Commission. The audit is expected to be concluded by the end of 2012.

The Company had no material recognized uncertain tax positions as of June 30, 2012 or December 31, 2011 and therefore did not have any tax accruals in 2012 or 2011 related to uncertain positions. The Company is no longer subject to Federal income tax examinations of tax returns filed for years before 2008.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 13:  Earnings Per Share

The Company calculates basic earnings per share using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share separately for common stock and participating securities according to dividends declared and participation rights in undistributed earnings. The Company has determined that its outstanding non-vested restricted stock awards are participating securities. Diluted earnings per share are calculated using the more dilutive of the two-class method and the treasury stock method.

The calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share were as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	June 30		June 30
	2012	2011	2012	2011
Net income	$1,753	$1,106	$3,360	$2,056
Preferred dividends	471	440	934	872
Net income attributable to common stock	1,282	666	2,426	1,184
Net income allocated to common stockholders:
Distributed	92	93	184	185
Undistributed	1,134	568	2,181	991
	$1,226	$661	$2,365	$1,176
Weighted-average basic common and participating shares outstanding	9,596,919	9,178,201	9,399,697	9,173,888
Less: weighted average participating restricted shares outstanding	432,343	59,934	239,171	60,182
Weighted-average basic shares outstanding	9,164,576	9,118,267	9,160,526	9,113,706
Basic net income per share	0.14	0.07	0.26	0.13
Weighted-average basic common and participating shares outstanding	9,596,919	9,178,201	9,399,697	9,173,888
Add: share-based options and stock warrant	—	—	—	—
	9,596,919	9,178,201	9,399,697	9,173,888
Less: weighted average participating restricted shares outstanding	432,343	59,934	239,171	60,182
Weighted-average dilutive shares outstanding	9,164,576	9,118,267	9,160,526	9,113,706
Dilutive net income per share	0.14	0.07	0.26	0.13
Weighted-average shares of potentially dilutive instruments that are not included in the dilutive share calculation due to anti-dilutive effect:
Compensation plan-related stock options	29,714	32,848	31,657	32,625
Common stock warrant	513,113	513,113	513,113	513,113

Note 14:  Derivative Financial Instruments

In November 2010 the Company entered into an interest rate swap designed to hedge the interest cash flows of its junior subordinated debentures. The swap became effective on March 15, 2011, which is the date on which the junior subordinated debentures switched from a fixed interest rate to a floating interest rate. The maturity date of the swap is March 15, 2018. The Company expects the hedge to be highly effective and it is being accounted for as a cash flow hedge. The unrealized gains and losses of the interest rate swap are being recorded in accumulated other comprehensive income until the interest payment due dates when the balance remaining in other comprehensive income will be removed and charged or credited to interest expense. The swap is designed to make fixed rate payments at 3.795% to the counterparty and receive floating rate payments at three month LIBOR plus 1.33% from the counterparty. Government sponsored entity securities with a fair value of $1.506 million and cash of $1.752 million were pledged as collateral on the swap at June 30, 2012. Government sponsored entity securities with a fair value of $1.505 million and cash of $1.861 million were pledged as collateral on the swap at December 31, 2011.

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 14:  (Continued)

The following tables summarize the Company’s derivative positions:

	As of June 30, 2012
	Asset Derivatives			Liability Derivatives
(Dollars in thousands)	Balance Sheet Classification	Notional Amount	Fair Value	Balance Sheet Classification	Notional Amount	Fair Value
Derivatives designated in cash flow hedging relationships:
Interest rate swap	Other assets	$—	$—	Other liabilities	$30,000	$2,349
Derivatives not designated as hedging instruments:
Forward sale agreements	Other assets	22,167	137	Other liabilities	25,484	174
Written interest rate options (locks)	Other assets	17,972	439	Other liabilities	6,955	130
Total derivatives		$40,139	$576		$62,439	$2,653

	As of December 31, 2011
	Asset Derivatives			Liability Derivatives
(Dollars in thousands)	Balance Sheet Classification	Notional Amount	Fair Value	Balance Sheet Classification	Notional Amount	Fair Value
Derivatives designated in cash flow hedging relationships:
Interest rate swap	Other assets	$—	$—	Other liabilities	$30,000	$1,834
Derivatives not designated as hedging instruments:
Forward sale agreements	Other assets	22,220	135	Other liabilities	15,287	124
Written interest rate options (locks)	Other assets	4,225	134	Other liabilities	7,021	167
Total derivatives		$26,445	$269		$52,308	$2,125

Amounts included in the consolidated statements of operations and in other comprehensive income (OCI) in for the three and six month periods ending on June 30 of 2012 and 2011 are summarized in the following tables:

	Three Months Ended June 30, 2012
(Dollars in thousands)	Amount of pre-tax gain (loss) recognized in OCI (Effective Portion)	Classification of gain (loss) reclassified from AOCI into earnings (Effective Portion)	Amount of pre-tax gain (loss) reclassified from AOCI into earnings (Effective Portion)
Derivatives in cash flow hedging relationships:
Interest rate swap	$(772)	Interest on junior subordinated debt	$(151)
	Classification of gain (loss) recognized in earnings		Amount of pre-tax gain (loss) recognized in earnings
Derivatives not designated as hedging instruments:
Forward sale agreements	Mortgage banking income		$(299)
Written interest rate options (locks)	Mortgage banking income		567
Total			$268

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 14:  (Continued)

	Six Months Ended June 30, 2012
(Dollars in thousands)	Amount of pre-tax gain (loss) recognized in OCI (Effective Portion)	Classification of gain (loss) reclassified from AOCI into earnings (Effective Portion)	Amount of pre-tax gain (loss) reclassified from AOCI into earnings (Effective Portion)
Derivatives in cash flow hedging relationships:
Interest rate swap	$(812)	Interest on junior subordinated debt	$(297)
	Classification of gain (loss) recognized in earnings		Amount of pre-tax gain (loss) recognized in earnings
Derivatives not designated as hedging instruments:
Forward sale agreements	Mortgage banking income		$(51)
Written interest rate options (locks)	Mortgage banking income		196
Total			$145

	Three Months Ended June 30, 2011
(Dollars in thousands)	Amount of pre-tax gain (loss) recognized in OCI (Effective Portion)	Classification of gain (loss) reclassified from AOCI into earnings (Effective Portion)	Amount of pre-tax gain (loss) reclassified from AOCI into earnings (Effective Portion)
Derivatives in cash flow hedging relationships:
Interest rate swap	$(1,049)	Interest on junior subordinated debt	$(164)
	Classification of gain (loss) recognized in earnings		Amount of pre-tax gain (loss) recognized in earnings
Derivatives not designated as hedging instruments:
Forward sale agreements	Mortgage banking income		$32
Written interest rate options (locks)	Mortgage banking income		(15)
Total			$17

	Six Months Ended June 30, 2011
(Dollars in thousands)	Amount of pre-tax gain (loss) recognized in OCI (Effective Portion)	Classification of gain (loss) reclassified from AOCI into earnings (Effective Portion)	Amount of pre-tax gain (loss) reclassified from AOCI into earnings (Effective Portion)
Derivatives in cash flow hedging relationships:
Interest rate swap	$(851)	Interest on junior subordinated debt	$(165)
	Classification of gain (loss) recognized in earnings		Amount of pre-tax gain (loss) recognized in earnings
Derivatives not designated as hedging instruments:
Forward sale agreements	Mortgage banking income		$165
Written interest rate options (locks)	Mortgage banking income		(24)
Total			$141

A net settlement payment of $153 thousand was made to the swap counterparty on June 15, 2012. A total of $299 thousand in settlement payments were made to the swap counterparty during the first six months of 2012. The Company estimates that approximately $306 thousand will be recognized as a charge to interest expense during the remainder of 2012 related to the swap. The Company expects approximately $607 thousand related to future swap settlements to be recognized as a charge to interest expense over the next twelve months.

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

The Company is involved as a limited partner in two low income housing tax credit entities. The Company has determined that it is not the primary beneficiary of these partnerships because it does not have the power to direct the activities of the entity – primarily construction, renovation and property management – that most significantly impact the entity’s economic performance. The Company had a total investment and a total exposure of $2.353 million in these entities at June 30, 2012 and $2.497 million at December 31, 2011. The low income housing tax credit partnership investments are evaluated for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable.

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

Financial Summary

Net income for the second quarter of 2012 was $1.753 million, or $0.14 basic and diluted earnings per share as compared to net income of $1.106 million, or $0.07 basic and diluted earnings per share for the same period in 2011 and net income of $1.607 million or $0.12 basic and diluted earnings per share for the first quarter of 2012. Net income for the first six months of 2012 was $3.360 million or $0.26 basic and diluted earnings per share as compared to net income of $2.056 million or $0.13 basic and diluted earnings per share for the same period in 2011. The major factors contributing to the improvement in earnings for the second quarter of 2012 as compared to the second quarter of 2011 were (1) an increase of $1.483 million in mortgage revenues and (2) a negligible increase in noninterest expenses highlighted by a decrease of $420 thousand in salaries and employee benefits and a $186 thousand decrease in foreclosure expenses. The major factors contributing to the improvement in earnings for the second quarter of 2012 as compared to the first quarter of 2012 were (1) an improvement in the net interest margin from 3.67% to 3.72%, (2) an increase of $1.239 million in mortgage revenues and (2) decreases of $126 thousand in salaries and employee benefits and $174 thousand in foreclosure expenses.

Highlights for the first six months of 2012 and 2011 are as follows:

•	Debit card revenues increased by 15.75% for the second quarter of 2012 from the second quarter of 2011

•	The net interest margin decreased to 3.72% in the second quarter of 2012 from 3.75% in the second quarter of 2011

•	Loans held for investment were down by $61.999 million from the June 30, 2011 balance

•	Nonaccrual loans were 0.64% of total loans at June 30, 2012 as compared to 3.13% at June 30, 2011

•	Annualized net charge-offs were 1.26% for the second quarter of 2012 as compared to 0.20% for the second quarter of 2011

•	The lease was transferred and fixed assets sold of the Niceville, Florida branch to another financial institution in May 2012

•	As a result of branch closings and other cost-saving initiatives, full-time equivalent employees dropped from 510 employees at June 30, 2011 to 468 employees at June 30, 2012

FIRST M & F CORPORATION

The following table shows the quarterly net loan, non-interest bearing deposit, and interest bearing deposit changes for the last five quarters:

(Net change, in thousands)

	Loans	Non-Interest Bearing Deposits	Interest Bearing Deposits
2nd Qtr 2011	$(6,666)	$35,169	$(10,746)
3rd Qtr 2011	(29,629)	(21,584)	(19,056)
4th Qtr 2011	(18,626)	9,676	(22,072)
1st Qtr 2012	(16,845)	6,885	32,160
2nd Qtr 2012	3,101	(2,458)	(46,712)

The following table shows the quarterly net interest income, loan loss accruals, non-interest income and non-interest expense amounts for the last five quarters:

(Net amount, in thousands)

	Net Interest Income	Loan Loss Accruals	Non-Interest Income	Non-Interest Expense
2nd Qtr 2011	$13,271	$2,280	$4,712	$14,303
3rd Qtr 2011	13,225	2,580	5,219	14,143
4th Qtr 2011	12,643	2,280	5,912	15,077
1st Qtr 2012	12,964	2,280	5,421	13,986
2nd Qtr 2012	12,916	2,280	6,035	14,319

The following table shows the components of pre-tax basic earnings per share for the last five quarters:

	2nd Qtr 2012	1st Qtr 2012	4th Qtr 2011	3rd Qtr 2011	2nd Qtr 2011
Net interest income	$1.41	$1.42	$1.38	$1.45	$1.45
Loan loss expense	0.25	0.25	0.25	0.28	0.25
Noninterest income	0.66	0.59	0.65	0.57	0.52
Noninterest expense	1.56	1.53	1.65	1.55	1.57
Net income before taxes	$0.26	$0.23	$0.13	$0.19	$0.15

FIRST M & F CORPORATION

The following table shows performance ratios for the last five quarters:

	2nd Qtr 2012	1st Qtr 2012	4th Qtr 2011	3rd Qtr 2011	2nd Qtr 2011
Net interest margin	3.72%	3.67%	3.64%	3.72%	3.75%
Efficiency ratio	74.70%	75.18%	80.29%	75.76%	78.56%
Return on assets	0.45%	0.40%	0.25%	0.33%	0.28%
Return on total equity	6.27%	5.84%	3.54%	4.78%	4.07%
Return on common equity	5.46%	4.95%	2.27%	3.76%	2.90%
Noninterest income to avg. assets	1.54%	1.36%	1.50%	1.30%	1.18%
Noninterest income to revenues (1)	31.48%	29.14%	31.48%	27.96%	25.88%
Noninterest expense to avg assets	3.65%	3.50%	3.82%	3.52%	3.59%
Salaries and benefits to total noninterest expense	47.05%	49.07%	45.76%	52.72%	50.04%
Nonaccrual loans to loans	0.64%	1.45%	1.68%	2.59%	3.13%
90 day past due loans to loans	0.15%	0.02%	0.06%	0.02%	0.07%
Annualized net charge offs as a percent of average loans	1.26%	0.47%	1.37%	2.03%	0.20%

(1)	Revenues equal tax-equivalent net interest income before loan loss expense, plus noninterest income.

The following table shows revenue related performance statistics for the last five quarters:

(Dollars in thousands)	2nd Qtr 2012	1st Qtr 2012	4th Qtr 2011	3rd Qtr 2011	2nd Qtr 2011
Mortgage originations	$38,693	$30,508	$41,297	$25,863	$12,194
Trust revenues	46	41	43	56	43
Retail investment revenues	117	99	110	90	109
Revenues per FTE employee	41	40	39	37	37
Agency commissions per agency FTE employee (1)	22	22	20	26	24
(1) Agency commissions are property, casualty, life and health commissions produced by the insurance agency personnel.

The following table shows additional statistics for the Company at the end of the last five quarters:

	2nd Qtr 2012	1st Qtr 2012	4th Qtr 2011	3rd Qtr 2011	2nd Qtr 2011
Full-time equivalent employees	468	460	460	496	510
Number of noninterest-bearing deposit accounts	31,980	32,081	32,332	32,587	32,609

FIRST M & F CORPORATION

Net Interest Income

Net interest income before loan loss expenses for the first six months of 2012 was $25.880 million as compared to $25.996 million for the first six months of 2011. For the first six months of 2012 compared to 2011: earning asset yields decreased by 37 basis points, liability costs decreased by 43 basis points, the net interest spread increased by 6 basis points and the net interest margin increased by 2 basis points.
Net interest income before loan loss expenses for the second quarter of 2012 was $12.916 million as compared to $13.271 million for the second quarter of 2011 and $12.964 million for the first quarter of 2012. For the second quarter of 2012 compared to the same quarter of 2011: earning asset yields decreased by 43 basis points, liability costs decreased by 39 basis points, the net interest spread decreased by 4 basis points and the net interest margin decreased by 3 basis points. For the second quarter of 2012 compared to the first quarter of 2012: earning asset yields remained unchanged, liability costs decreased by 5 basis points, the net interest spread increased by 5 basis points and the net interest margin increased by 5 basis points.

Balance sheet dynamics affecting the comparative net interest margins for the first six months of 2012 compared to 2011 include (1) a decrease of 7.10% in average loans held for investment, (2) a decrease in average loans as a percentage of earning assets from 72.47% in the first six months of 2011 to 68.30% in the first six months of 2012, (3) a decrease in average interest-bearing deposits of 1.84%, (4) a decrease in average other borrowings of 8.12% and (5) an increase in average noninterest-bearing deposits as a percentage of total assets from 13.21% in 2011 to 14.39% in 2012.
Balance sheet dynamics affecting the comparative net interest margins for the second quarter of 2012 compared to 2011 include (1) a decrease of 7.29% in average loans held for investment, (2) a decrease in average loans held for investment as a percentage of earning assets from 72.69% in the second quarter of 2011 to 68.54% in the second quarter of 2012, (3) a decrease in average interest-bearing deposits of 2.81%, (4) a decrease in average other borrowings of 7.32% and (5) an increase in average noninterest-bearing deposits as a percentage of total assets from 13.52% in 2011 to 14.75% in 2012.

Balance sheet dynamics affecting the comparative net interest margins for the second quarter of 2012 compared to the first quarter of 2012 include (1) a decrease of 1.04% in average loans held for investment, (2) an increase in average loans held for investment as a percentage of earning assets from 68.07% in the first quarter of 2012 to 68.54% in the second quarter of 2012, (3) a decrease in average interest-bearing deposits of 3.11%, (4) a decrease in average other borrowings of 1.83% and (5) an increase in average noninterest-bearing deposits as a percentage of total assets from 14.04% in the first quarter of 2012 to 14.75% in the second quarter of 2012.

Yield and cost dynamics affecting the comparative net interest margins for the first six months of 2012 compared to 2011 include (1) a decrease of 20 basis points in yields on loans held for investment and for sale, (2) a decrease of 49 basis points in investment and short-term funds yields, (3) a decrease of 43 basis points in costs of deposits and (4) an increase of 7 basis points in costs of borrowings.
Yield and cost dynamics affecting the comparative net interest margins for the second quarter of 2012 compared to 2011 include (1) a decrease of 24 basis points in yields on loans held for investment and for sale, (2) a decrease of 50 basis points in investment and short-term funds yields, (3) a decrease of 42 basis points in costs of deposits and (4) an increase of 31 basis points in costs of borrowings.

Yield and cost dynamics affecting the comparative net interest margins for the second quarter of 2012 compared to the first quarter of 2012 include (1) a decrease of 13 basis points in yields on loans held for investment and for sale, (2) an increase of 15 basis point in investment and short-term funds yields, (3) a decrease of 7 basis points in costs of deposits and (4) an increase of 32 basis points in costs of borrowings.

Net interest income for the second quarter of 2012 was down minimally as compared to the first quarter of 2012 as earning asset yields remained unchanged at 4.57%, earning assets declined driven by interest-bearing deposit declines, and liability costs decreased by fewer basis points than any quarter since the fourth quarter of 2008. The stabilization in earning asset yields occurred as short-term interest-bearing cash was moved into the investment portfolio and the average balances of loans held for investment and held for sale stabilized with little downward movement from the first quarter. The slowdown in liability costs from the first to second quarter was due to a smaller quarterly decrease in certificate of deposit costs, 8 basis points as compared to 21 basis points, and an increase in borrowing costs. The small decline in the cost of certificates of deposit was a result of a stabilization of offered rates with first quarter pricing.

FIRST M & F CORPORATION

Net interest income for the second quarter for 2012 as compared to the second quarter of 2011 decreased due primarily to trends that were prevalent throughout 2011. Earning assets decreased from the second quarter of 2011 to the second quarter of 2012 while the net interest margin decreased from 3.75% to 3.72%. A mitigating factor to the decline in net interest income from the second quarter of 2011 to 2012 has been the change in asset and liability mix. Short-term interest-bearing funds decreased from 6.67% of average earning assets to 3.24% as cash was invested for better returns with minimal reduction in liquidity. Certificates of deposit declined from 38.99% of interest-bearing liabilities to 32.96% while other interest-bearing deposits, which are the most price-sensitive liabilities, increased from 54.21% to 60.92%.

Net interest income for the first half of 2012 as compared to the first half of 2011 decreased due to several factors related to those mentioned above. Average earning assets declined by $20.953 million while interest-bearing liabilities declined by $40.450 million - producing more financial leverage from noninterest-bearing demand deposits. Earning asset yields declined by 37 basis points from the first half of 2011 to the first half of 2012 while the net interest margin declined by only 2 basis points. The change in the net interest margin tracked the change in the average 3-month Treasury rate, which declined by 1 basis point. Alternatively, the change in earning asset yields tracked the change in the average 2-year Treasury rate, which declined by 34 basis points. The spread between the yield on earning assets and the average AAA corporate debt rate was negative 14 basis points for the first half of 2011, indicating the dominance of non-loan assets in the balance sheet mix. However, for the first half of 2012, the spread between earning asset yields and the average AAA corporate debt rate was a positive 72 basis points. Although yields on loans held for investment decreased from 5.88% during the first half of 2011 to 5.74% during the first half of 2012, the pricing was actually stronger as the spread between these loan yields and the average AAA corporate debt rate increased from 80 basis points during the first half of 2011 to 189 basis points during the first half of 2012. However, as the long end of the yield curve continues to flatten, loans will tend to reprice downward. A mitigating factor to this trend is that the market appears to be pricing corporate credit risk as the spread between the average AAA corporate debt rate and the 10-year Treasury yield increased from 174 basis points during the first half of 2011 to 192 basis points during the first half of 2012, indicating that below-prime pricing for generally unsecured debt is a rare event. The strength of the economy, especially with respect to how it affects consumer spending and the ability of small businesses to grow, will be the primary driver of loan growth over the next year. Loan growth will be necessary to stabilize earning asset yields over time, which will influence the trend of the net interest margin.

FIRST M & F CORPORATION

The following table shows the components of the net interest margin for the first and second quarters of 2012 and 2011:

	Yields/Costs		Yields/Costs
	2nd Quarter, 2012	1st Quarter, 2012	2nd Quarter, 2011	1st Quarter, 2011
Interest bearing bank balances	0.37%	0.26%	0.26%	0.22%
Federal funds sold	0.27	0.25	0.25	0.25
Taxable investments	1.88	2.00	2.95	2.88
Tax-exempt investments	5.59	5.83	5.98	5.98
Loans held for sale	3.22	3.06	3.75	3.85
Loans held for investment	5.69	5.80	5.85	5.92
Earning asset yield	4.57	4.57	5.00	4.93
Interest checking	0.43	0.46	0.71	0.81
Money market deposits	0.37	0.52	0.77	0.85
Savings deposits	0.95	0.99	1.12	1.21
Certificates of deposit	1.31	1.39	1.76	1.86
Short-term borrowings	0.62	0.48	0.34	0.25
Other borrowings	4.21	3.97	4.15	4.97
Cost of interest-bearing liabilities	0.98	1.03	1.37	1.51
Net interest spread	3.59	3.54	3.63	3.42
Effect of non-interest bearing deposits	0.16	0.16	0.20	0.21
Effect of leverage	(0.03)	(0.03)	(0.08)	(0.04)
Net interest margin, tax-equivalent	3.72	3.67	3.75	3.59
Less: Tax equivalent adjustments:
Investments	0.05	0.05	0.05	0.05
Loans	0.01	0.01	0.02	0.01
Reported book net interest margin	3.66%	3.61%	3.68%	3.53%

The following table shows the components of the net interest margin for the first six months of 2012 and 2011:
	Yields/Costs
	YTD June 2012	YTD June 2011
Interest bearing bank balances	0.29%	0.24%
Federal funds sold	0.26	0.25
Taxable investments	1.94	2.92
Tax-exempt investments	5.71	5.98
Loans held for sale	3.15	3.81
Loans held for investment	5.74	5.88
Earning asset yield	4.57	4.94
Interest checking	0.45	0.76
Money market deposits	0.45	0.81
Savings	0.97	1.17
Certificates of deposit	1.35	1.81
Short-term borrowings	0.53	0.27
Other borrowings	4.09	4.56
Cost of interest-bearing liabilities	1.01	1.44
Net interest spread	3.56	3.50
Effect of non-interest bearing deposits	0.16	0.21
Effect of leverage	(0.03)	(0.04)
Net interest margin, tax-equivalent	3.69	3.67
Less: Tax equivalent adjustments:
Investments	0.05	0.05
Loans	0.01	0.01
Reported book net interest margin	3.63%	3.61%

FIRST M & F CORPORATION

The following table shows average balance sheets for the first and second quarters of 2012 and 2011:

(Dollars in thousands)
	2nd Quarter,	1st Quarter,	2nd Quarter,	1st Quarter,
	2012	2012	2011	2011
Interest bearing bank balances	$30,923	$79,212	$71,291	$93,864
Federal funds sold	15,082	25,000	25,000	25,000
Taxable investments	333,794	299,622	262,915	249,061
Tax-exempt investments	36,610	34,969	32,407	33,939
Loans held for sale	30,416	22,729	2,928	4,265
Loans held for investment	973,545	983,800	1,050,136	1,056,903
Earning assets	1,420,370	1,445,332	1,444,677	1,463,032
Other assets	157,050	161,681	154,194	159,331
Total assets	$1,577,420	$1,607,013	$1,598,871	$1,622,363
Interest checking	$404,958	$419,260	$400,942	$402,801
Money market deposits	217,533	226,602	167,657	161,581
Savings deposits	121,778	120,835	117,783	115,815
Certificates of deposit	402,703	417,086	493,722	514,184
Short-term borrowings	2,974	5,054	8,637	23,917
Other borrowings	71,771	73,107	77,440	80,261
Interest-bearing liabilities	1,221,717	1,261,944	1,266,181	1,298,559
Noninterest-bearing deposits	232,744	225,610	216,227	209,352
Other liabilities	10,493	8,714	7,552	6,819
Stockholders’ equity	112,466	110,745	108,911	107,633
Liabilities and stockholders’ equity	$1,577,420	$1,607,013	$1,598,871	$1,622,363
Loans to earning assets	68.54%	68.07%	72.69%	72.24%
Loans to assets	61.72%	61.22%	65.68%	65.15%
Earning assets to assets	90.04%	89.94%	90.36%	90.18%
Noninterest-bearing deposits to assets	14.75%	14.04%	13.52%	12.90%
Equity to assets	7.13%	6.89%	6.81%	6.63%

FIRST M & F CORPORATION

The following table shows average balance sheets for the first six months of 2012 and 2011:

(Dollars in thousands)
	YTD June 2012	YTD June 2011
Interest bearing bank balances	$55,067	$82,515
Federal funds sold	20,041	25,000
Taxable investments	316,708	256,026
Tax-exempt investments	35,790	33,169
Loans held for sale	26,573	3,593
Loans held for investment	978,672	1,053,501
Earning assets	1,432,851	1,453,804
Other assets	159,365	156,748
Total assets	$1,592,216	$1,610,552
Interest checking	$412,108	$401,866
Money market deposits	222,067	164,635
Savings deposits	121,307	116,805
Certificates of deposit	409,895	503,896
Short-term borrowings	4,014	16,235
Other borrowings	72,439	78,843
Interest-bearing liabilities	1,241,830	1,282,280
Noninterest-bearing deposits	229,177	212,809
Other liabilities	9,603	7,188
Stockholders’ equity	111,606	108,275
Liabilities and stockholders’ equity	$1,592,216	$1,610,552
Loans to earning assets	68.30%	72.47%
Loans to assets	61.47%	65.41%
Earning assets to assets	89.99%	90.27%
Noninterest-bearing deposits to assets	14.39%	13.21%
Equity to assets	7.01%	6.72%

Provision for Loan Losses

The accrual for the provision for loan losses for the second quarter of 2012 was $2.280 million as compared to $2.280 million for the first quarter of 2012 and $2.280 million for the second quarter of 2011. Net charge-offs were $3.054 million for the second quarter of 2012 as compared to $1.149 million for the first quarter of 2012 and $.518 million for the second quarter of 2011. The accrual for the provision for loan losses for the first half of 2012 was $4.560 million as compared to $4.860 for the same period in 2011. Net charge-offs were $4.203 million for the first half of 2012 as compared to $2.080 for the same period in 2011. The allowance for loan losses as a percentage of loans was 1.56% at June 30, 2012, 1.50% at December 31, 2011, and 1.80% at June 30, 2011.

The Credit Risk Management section of this discussion provides further details on the allowance provisioning process.

FIRST M & F CORPORATION

Non Interest Income

Noninterest income, excluding securities transactions, was $6.038 million for the second quarter of 2012 as compared to $4.456 million for the same period in 2011 and $4.830 million in the first quarter of 2012. For the second quarter of 2012 as compared to the second quarter of 2011: (1) deposit revenues increased by $75 thousand, (2) mortgage banking revenues increased by $1,483 thousand and (3) agency commissions decreased by $88 thousand. For the second quarter of 2012 as compared to the first quarter of 2012: (1) deposit revenues increased by $91 thousand, (2) mortgage banking revenues increased by $1,239 thousand and (3) agency commissions increased by $19 thousand.

The second quarter of 2012 showed an increase of 3.03% from the second quarter of 2011 and a 3.70% increase from the first quarter of 2012 in deposit revenues. Overdraft fee revenues, which comprise approximately 52% of deposit revenues, decreased by 2.88% from the second quarter of 2011 to the second quarter of 2012 and decreased by .60% from the first quarter of 2012 to the second quarter of 2012. On August 1, 2011 the Company increased the per item charge for overdrafts by $6 per item. The year-over-year positive impact of the fee increase was fully offset by a 19.12% decline in overdraft items processed. Overdraft fee revenues declined by $8 thousand from the first quarter of 2012 to the second quarter of 2012, primarily due to decreased volumes. Overdraft fees are per item charges applied to each check paid on an overdrawn account or returned. The per item fee is determined by the Company’s pricing committee and is based primarily on the competitive market prices as well as on costs associated with processing the items.

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

Debit card revenues increased by 15.75% from the second quarter of 2011 to the second quarter of 2012 and increased by 11.92% from the first quarter of 2012 to the second quarter of 2012 as monthly transaction volumes have increased steadily since February 2012. The Dodd-Frank Act includes measures that allow the Federal Reserve to define limits on large banks for interchange fees that may be charged on debit cards. The Federal Reserve issued a final rule on June 29, 2011, setting the fee cap at $.21 per transaction plus 5 basis points multiplied by the value of the transaction, with an additional potential fee of $.01 per transaction as a fraud-prevention reimbursement. The fee caps only apply to banks with $10 billion or more in total assets. The final rule went into effect on October 1, 2011. The Company has not experienced any direct or indirect negative consequences from the implementation of the fee caps. The following table shows the components of deposit account income:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30		June 30
	2012	2011	2012	2011
Service charge revenues	$284	$299	$570	$602
Debit/ATM card revenues	948	819	1,795	1,640
Overdraft fee revenues	1,316	1,355	2,640	2,689
Service charges on deposit accounts	$2,548	$2,473	$5,005	$4,931

FIRST M & F CORPORATION

Mortgage banking income increased by 459.13% from the second quarter of 2011 to the second quarter of 2012 and increased by 218.52% from the first quarter of 2012 to the second quarter of 2012. Mortgage originations increased by 217.31% from the second quarter of 2011 to the second quarter of 2012 and increased by 26.83% from the first quarter of 2011 to the second quarter of 2012.

The following table summarizes certain performance metrics related to mortgage revenues:

(Dollars in thousands)				YTD	YTD
	2Q12	1Q12	2Q11	June 2012	June 2011
Non-interest income:
Retail revenues	$1,110	$280	$323	$1,390	$679
Selected non-interest expenses: (a)
Recourse expenses	74	6	—	80	—
Closing and shipping expenses	182	143	94	325	196
Origination-related expenses	256	149	94	405	196
Adjusted revenues	$854	$131	$229	$985	$483

Retail originations	$23,898	$17,434	$12,194	$41,332	$24,746
Retail sales	$25,123	$16,095	$12,478	$41,218	$28,695

Adjusted revenues / dollar sales	3.40%	0.81%	1.84%	2.39%	1.68%

Non-interest income:
Wholesale revenues	$696	$287	$—	$983	$—
Selected non-interest expenses: (a)
Broker fees	368	203		571	—
Recourse expenses	86	—	—	86	—
Closing and shipping expenses	132	70	—	202	—
Origination-related expenses	586	273	—	859	—
Adjusted revenues	$110	$14	$—	$124	$—

Wholesale originations	$14,795	$13,074	$—	$27,869	$—
Wholesale sales	$18,055	$9,605	$—	$27,660	$—

Adjusted revenues / dollar sales	0.61%	0.15%	—	0.45%	—
(a) Selected noninterest expenses are those expenses related to mortgage closings, credit risk, and broker fees and discounts. They do not include originator, processor, or underwriter compensation costs.

Conventional 30-year mortgage rates fell steadily by 91 basis points throughout 2011, ending the year at 3.95%. Rates were volatile during the first quarter of 2012 but ended relatively flat as compared to the beginning of the year. Mortgage rates steadily declined during the second quarter of 2012, ending the quarter 42 basis points lower than their high point in late March. The 30-year mortgage rate ended the second quarter at 3.66% after beginning the year at 3.95%. The rate decline triggered the increases in origination volumes for the first half of 2012. Management expects mortgage origination volumes to remain steady until the economy strengthens to the point that long-term rates are allowed to move up.

Agency commission income decreased by 9.40% from the second quarter of 2011 to the second quarter of 2012 and increased by 2.29% from the first quarter of 2012 to the second quarter of 2012. Property and casualty commissions decreased by $61 thousand while life and health commissions decreased by $25 thousand and annuity commissions decreased by $2 thousand for the second quarter of 2012 as compared to the second quarter of 2011. Property and casualty commissions increased by $46 thousand while life and health commissions decreased by $27 thousand for the second quarter of 2012 as compared to the first quarter of 2012. Insurance commission volumes are expected to be influenced by the strength of the economy, competitive pricing pressures and sales efforts.

FIRST M & F CORPORATION

The Company had sales and calls of $7.993 million of U.S. government-sponsored entity (GSE) securities for a net gain of $6 thousand during the second quarter of 2012. The Company also had sales and calls of $859 thousand of municipal securities for a net loss of $5 thousand during the second quarter of 2012. The Company had sales and calls of $15.851 million of GSE securities for a net loss of $20 thousand during the first quarter of 2012. The Company also had sales and calls of $17.115 million of mortgage-backed securities for net gains of $596 thousand during the first quarter of 2012. The Company also had sales and calls of $425 thousand of municipal securities for net gains of $15 thousand during the first quarter of 2012. The first quarter sales of mortgage-backed securities were primarily done for capital preservation. The first quarter GSE losses were due primarily to called securities. The gains and losses arising during the second quarter of 2012 were all due to called securities. The Company had sales and calls of $28.408 million of GSE securities for a net gain of $282 thousand during the first half of 2011. The Company also had sales and calls of $29.746 million of mortgage-backed securities for a net gain of $1.408 million during the first half of 2011. The Company also had calls of $391 thousand of corporate debt securities for a net gain of $7 thousand and calls of $1.117 million of municipal securities for net losses of $7 thousand during the first half of 2011. Approximately 80% of the 2011 sales occurred during the first quarter while approximately 60% of the calls occurred during the second quarter. Sales of GSE and mortgage-backed securities during the first quarter dominated investment gains, which were generated to support earnings and preserve capital.

The Company owns five separate beneficial interests in collateralized debt obligations that own bank trust preferred securities. These beneficial interests are tested for impairment on a quarterly basis. All of the beneficial interests have incurred other-than-temporary impairments since 2008. Four of the beneficial interests - Trapeza I, Trapeza II, Trapeza V and MM Community Funding IX - are deferring their interest payments and are in nonaccrual status. The Trapeza V, Tpref Funding II and MM Community Funding IX beneficial interests failed impairment tests during the first half of 2011. The Tpref Funding II beneficial interest failed an impairment test during the second quarter of 2012. The total amount of interest that would have been earned by the four securities that were in nonaccrual status during the first half of 2012 was $49 thousand and for the first half of 2011 was $36 thousand.

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

The following table shows the other-than-temporary charges that the Company incurred during 2012.

(Dollars in thousands)	Other-Than-Temporary Impairment Charged Against Earnings		Other-Than-Temporary Impairment Charged To (Reclassified From) Other Comprehensive Income
Name of Issuer	1st Quarter	2nd Quarter	1st Quarter	2nd Quarter
Tpref Funding II	$—	$4	$—	$4
Total	$—	$4	$—	$4

The following table shows the other-than-temporary charges that the Company incurred during 2011.

(Dollars in thousands)	Other-Than-Temporary Impairment Charged Against Earnings		Other-Than-Temporary Impairment Charged To (Reclassified From) Other Comprehensive Income
Name of Issuer	1st Quarter	2nd Quarter	1st Quarter	2nd Quarter
Tpref Funding II	$69	$—	$(72)	$—
Trapeza V 2003-5A	224	—	35	—
MM Community Funding IX	3	85	(18)	(87)
Total	$296	$85	$(55)	$(87)

FIRST M & F CORPORATION

The following table summarizes certain financial information about the trust preferred security-backed CDOs at the balance sheet date:

As of June 30, 2012
(Dollars in thousands)
Name of Issuer	Class	Book Value	Fair Value	Unrealized Loss	Moody's Credit Rating	Number of Banks in Issuance	Deferrals and Defaults as a Percent of Collateral	Excess Subordination
Trapeza I 2002-1A	C1	$474	$103	$371	C	22	43.33%	—%
Trapeza II 2003-2A	C1	988	267	721	Ca	36	38.43%	—%
Tpref Funding II	B	710	211	499	Caa3	34	38.81	—%
Trapeza V 2003-5A	C1	608	128	480	Ca	42	33.97%	—%
MM Community Funding IX	B1	352	141	211	Caa3	31	50.68	—%
		$3,132	$850	$2,282

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

Significant components of other income for the first and second quarters of 2012 and 2011 are contained in the following table:

(Dollars in thousands)	2Q2012	1Q2012	2Q2011	1Q2011
Agency profit-sharing revenues	$10	$132	$3	$254
Loan fees	76	178	100	101
Gains on disposals of branch properties	44	—	—	—
All other income	361	340	293	301
Total other income	$491	$650	$396	$656

Agency profit-sharing revenues are profit sharing distributions received by M&F Insurance Group, Inc. from its underwriting companies generally based on the amount of business written during the previous year adjusted for claims incurred. Loan fees include fees other than origination fees, primarily monthly collateral monitoring fees related to asset-based lending arrangements and fees charged for issuing letters of credit. Other income for the second quarter of 2012 includes $44 thousand in net gains on the sale of the Niceville, Florida branch property to another financial institution.

The Company has a strategy to increase noninterest revenues as a proportion of total revenues over time. Noninterest revenues as a percentage of total revenues decreased from 25.88% in the second quarter of 2011 to 31.48% in the second quarter of 2012, and decreased from 29.14% in the first quarter of 2012 to 31.48% in the second quarter of 2012. Another metric that the Company monitors is revenues per full-time employee, which were approximately $41 thousand per employee for the second quarter of 2012, $40 thousand for the first quarter of 2012, $37 thousand for the second quarter of 2011 and $38 thousand for the first quarter of 2011. Insurance product revenues per producer decreased to $22 thousand per producer for the second quarter of 2012 from $24 thousand per producer for the second quarter of 2011. Management’s strategic focus is to improve revenues generated per employee while maintaining stability in revenue growth by increasing the mix of noninterest revenues to total revenues.

FIRST M & F CORPORATION

Non Interest Expense

Noninterest expenses increased by .11% from the second quarter of 2011 to the second quarter of 2012 and increased by 2.38% from the first quarter of 2012 to the second quarter of 2012.

Salary and benefit expenses, which comprise approximately 47% of noninterest expenses, decreased by 5.87% from the second quarter of 2011 to the second quarter of 2012 and decreased by 1.84% from the first quarter of 2012 to the second quarter of 2012. The number of full-time equivalent employees was 468 at June 30, 2012, 460 at December 31, 2011, 510 at June 30, 2011, and 489 at December 31, 2010. The decrease in salary and benefit expenses from the first half of 2011 to the first half of 2012 was due primarily to restructuring efforts initiated during the third quarter of 2011. The restructuring project called for the closure of five branches, the sale of up to two branches and a reduction in staffing of approximately 55 positions. Four branches were closed in Mississippi and one was closed in Alabama although no markets were exited. A sale of the Niceville, Florida branch location closed during the second quarter of 2012. Substantially all of the staffing reductions occurred during the third and fourth quarters of 2011 with severance costs of $238 thousand being incurred. For the second quarter of 2012 compared to the first quarter of 2012: (1) salaries were up by $193 thousand due to employee raises being granted in April, (2) commission expenses were up by $157 thousand due to increased mortgage production, (3) stock-based compensation expenses were up by $85 thousand due to new stock grants issued in April, (4) deferred loan costs were up by $172 thousand due to higher commercial and commercial real estate loan origination volumes (these deferred costs reduce salary expenses and are capitalized, net of origination fees, to the originated loan and subsequently amortized to loan interest income as a yield adjustment) and (5) health plan costs decreased by $253 thousand as the estimate for the effect of claims was reduced by $200 thousand in the second quarter.

During April 2012, restricted stock grants totaling 298,746 shares were issued to employees and grants totaling 130,000 shares were issued to directors. The grants have five-year cliff vesting lives. The employee grants are being recognized over their vesting periods in salary and benefits expenses. The director grants are being recognized over their vesting periods in other expenses.

Foreclosed property expenses decreased from the second quarter of 2011 to the second quarter of 2012 due primarily to lower write-downs. The second quarter losses were the result of sales of $4.787 million of foreclose properties as compared to first quarter sales of $2.810 million of properties. Management expects expenses and losses related to foreclosed properties to continue to be a significant expense through 2012 as the Company continues to foreclose on non-performing loans and dispose of the properties in a weak real estate market.

The components of foreclosed property expenses for the first and second quarters of 2012 and 2011 are contained in the following table:

(Dollars in thousands)	2Q2012	1Q2012	2Q2011	1Q2011
Losses (gains) on sales of other real estate	$495	$123	$124	$(36)
Write-downs of other real estate	536	1,100	1,053	2,054
Other real estate expenses	288	304	327	359
Rental income on other real estate properties	(37)	(71)	(36)	(24)
Total foreclosed property expenses	$1,282	$1,456	$1,468	$2,353

FIRST M & F CORPORATION

FDIC insurance assessments decreased by 4.16% from the second quarter of 2011 to the second quarter of 2012 and increased by 7.59% from the first quarter of 2012 to the second quarter of 2012. The primary cause of the expense decrease for the first half of 2012 as compared to 2011 was the effect of the change in assessment base and assessment rate as prescribed by the Dodd-Frank Act. The FDIC, as required by the Dodd-Frank Act, redefined the deposit assessment insurance base effective April 1, 2011. The new assessment base is generally defined as average consolidated assets minus average tangible equity, subject to adjustments for unsecured debt and brokered deposits. The new base assessment rate applicable to the adjusted asset base is generally 14 basis points annually. The previous base assessment rate applicable to the adjusted deposit base was generally 22 basis points annually. The first to second quarter increase in 2012 was due to higher estimated average adjusted assets.

Significant components of other expense for the first and second quarters of 2012 and 2011 are contained in the following table:

(Dollars in thousands)	2Q2012	1Q2012	2Q2011	1Q2011
Postage and shipping	$224	$234	$232	$239
Supplies	214	185	182	180
Legal expenses	274	292	250	174
Other professional expenses	324	334	267	205
Insurance expenses	141	275	104	248
Debit card processing expenses	220	205	194	192
Mortgage processing expenses	842	422	94	102
All other expenses	1,213	884	1,373	998
Total other expense	$3,452	$2,831	$2,696	$2,338

Income Taxes

The average tax rate for the first half of 2012 was 24.85% as compared to 16.60% for the first half of 2011. The low average tax rates are due primarily to the low level of net income before taxes as compared to the tax-exempt revenues and tax credit items available for those periods.

At June 30, 2012, the Company had a current tax benefit receivable of $175 thousand and a deferred tax asset of $12.483 million. At December 31, 2011, the Company had a current tax receivable of $175 thousand and a deferred tax asset of $14.115 million. The Company carried forward $19.021 million in Federal net operating losses (NOLs) and $23.712 million of Mississippi NOLs from its 2010 tax returns. The Company estimates that it generated approximately $6 million in Federal net taxable earnings and $5.5 million in Mississippi net taxable earnings during 2011. Management expects that the remaining net operating losses will be realized through carry-forwards within the next five years. The Company expects to utilize the tax benefits implicit in the deferred tax asset in the foreseeable future when (1) current tax benefits increase as losses are realized through loan charge-offs and collateral foreclosures and dispositions and (2) future earnings become sufficient to absorb the deductions. The following table shows the differences between actual income tax expense and expected income tax expense, listing significant items that affected the average tax rate for each period:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Amount computed using the Federal statutory rates on income before taxes	$800	$476	$1,520	$838
Increase (decrease) resulting from:
State income tax expense, net of Federal effect	56	24	102	36
Tax exempt income, net of disallowed interest deduction	(119)	(121)	(239)	(245)
Life insurance income	(62)	(60)	(126)	(122)
Low income housing tax credits	(82)	(27)	(165)	(110)
Other, net	6	2	19	12
Total income tax expense	$599	$294	$1,111	$409

FIRST M & F CORPORATION

Assets and Liabilities

Assets decreased by 3.79% from June 30, 2011 to June 30, 2012, and decreased by .46% from December 31, 2011. Investments increased by 28.84% from June 30, 2011 to June 30, 2012, and increased by 17.74% from December 31, 2011.

The following table shows net changes in the major balance sheet categories for the quarter-to-date and year-to-date as of June 30, 2012 and 2011 and year-over-year for June 30, 2012:

	June 30, 2012		June 30, 2011		June 30, 2012
(Dollars in thousands)	Net Change		Net Change		Net Change
	QTD	YTD	QTD	YTD	Year-Over-Year
Cash and due from banks	$(1,541)	$(2,829)	$4,962	$(3,953)	$(3,999)
Interest-bearing bank balances and Federal funds sold	(49,442)	(36,933)	23,439	31,744	(101,389)
Securities available for sale	11,700	56,896	(3,109)	16,204	84,537
Loans held for sale	(6,393)	(3,782)	(469)	(4,125)	20,174
Loans held for investment	3,101	(13,744)	(6,666)	(15,551)	(61,999)
Allowance for loan losses	774	(357)	(1,762)	(2,780)	3,495
Other real estate	(3,559)	(5,875)	990	(475)	427
Other assets	(286)	(531)	(1,795)	(1,938)	(2,840)
Total assets	$(45,646)	$(7,155)	$15,590	$19,126	$(61,594)
Total deposits	(49,170)	(10,125)	24,423	49,087	(63,161)
Total borrowings	(1,854)	(3,842)	(12,549)	(33,358)	(6,982)
Other liabilities	2,816	2,491	1,342	409	4,685
Stockholders’ equity	2,562	4,321	2,374	2,988	3,864
Total liabilities and equity	$(45,646)	$(7,155)	$15,590	$19,126	$(61,594)

Deposits declined during the second quarter of 2012 as public funds, primarily in NOW accounts, flowed out after having accumulated during the first quarter. Public NOW deposits decreased by $25.382 million during the second quarter of 2012 after increasing by $25.170 million during the first quarter. Certificates of deposit stabilized during the second quarter of 2012, decreasing by $1.346 million after having decreased by $25.179 million during the first quarter. The deposit declines were funded primarily from interest-bearing cash on hand and Fed funds sold. Loans held for investment reversed their downward trend during the second quarter of 2012 as agricultural loans increased by $2.290 million as a result of purchased participations, closed-end first lien residential loans increased by $2.139 million primarily through transfers from mortgages held for sale and asset-based commercial loans increased by $780 thousand. SBA loans increase by $1.071 million during the second quarter of 2012 and have increased by $2.998 million for the year. Other real estate declined during the second quarter of 2012 as $4.787 million of properties were disposed of as compared to $2.838 million in the first quarter. The first half of 2012 was dominated by asset movement as increased investments were funded by cash flows from loan portfolio net decreases and a decrease in interest-bearing bank balances and Fed funds sold. Approximately $136.027 million of securities were purchased during the first half of 2012, 32.53% of which were U.S. government sponsored entity securities and 53.16% of which were mortgage-backed securities. Approximately 58% of the purchases were funded by security sales, calls, maturities and principal payments. The security purchases were prompted by the need to redeploy excess liquidity, so the investment portfolio was used to provide better yields than the short-term cash. Most loan categories declined during the first half of 2012 with agricultural loans and other commercial real estate loans making up most of the decline from December 31, 2011. At June 30, 2012 real estate-secured loans made up 80.73% of loans held for investment as compared to 81.22% at June 30, 2011.

During the first half of 2011 deposit growth was used to pay down borrowing and build liquidity. Most of the cash flow from the pay-down of the loan portfolio was reinvested into securities as loans continued to decline. Asset-based loans were one sector of the portfolio that grew during the first half of 2011, increasing by $11.885 million. Other commercial loans also increased by $6.952 million, dominated by one large loan to an existing commercial deposit customer. A commercial products division was started in August of 2011 to acquire loan participations, build the asset-based lending portfolio, grow the commercial and industrial loan portfolio and begin the process of rebuilding the commercial real estate loan portfolio.

Loans as a percent of total assets were 62.93% at June 30, 2012, 63.52% at December 31, 2011, and 64.36% at June 30, 2011. Management projects that the commercial real estate loan portfolio will decline at a slower pace over the next twelve months as foreclosures decrease and lending opportunities begin to emerge. Small business and consumer loan growth will depend on the momentum of economic growth.

FIRST M & F CORPORATION

The following table shows loans held for investment by type as June 30, 2012, December 31, 2011, and June 30, 2011:

(Dollars in thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Commercial real estate	$567,184	$574,505	$621,546
Residential real estate	189,927	186,815	187,932
Home equity lines	36,183	37,024	38,891
Commercial, financial and agricultural	147,773	155,330	152,063
Consumer	41,529	42,666	44,163
Total	$982,596	$996,340	$1,044,595
Mortgages held for sale	$22,291	$26,073	$2,117

Deposits decreased by 4.43% from June 30, 2011 to June 30, 2012, and decreased by .74% from December 31, 2011. The following table shows the breakdown by deposit category of core deposit and public funds deposit changes from December 31, 2011 to June 30, 2012:

	Core Customers		Public Funds		Total Deposits
(Dollars in thousands)	Increase (Decrease)		Increase (Decrease)		Increase (Decrease)
	Amt.	Pct.	Amt.	Pct.	Amt.	Pct.
Noninterest-bearing	$4,463	1.99%	$(36)	(0.51)%	$4,427	1.91%
NOW	1,682	0.75%	(212)	(0.13)%	1,470	0.38%
MMDA	17,406	9.76%	(3,808)	(19.55)%	13,598	6.87%
Savings	(3,010)	(2.52)%	(85)	(25.30)%	(3,095)	(2.59)%
Customer CDs	(25,952)	(6.47)%	(1,818)	(12.70)%	(27,770)	(6.69)%
Brokered CDs	1,479	13.71%	(234)	(4.05)%	1,245	7.51%
Total	$(3,932)	(0.34)%	$(6,193)	(2.91)%	$(10,125)	(0.74)%

Large fluctuations moved core money market deposits, which increased by $25.688 million during the first quarter and decreased by $8.282 million during the second quarter. Approximately 84% of the core customer MMDA growth during the first quarter occurred in one commercial account. Although core certificates of deposit declined during the first half of 2012, most of the decrease occurred during the first quarter, with the second quarter remaining relatively stable. The decrease in certificates of deposit resulted primarily from the low interest rate environment as other products have become more attractive.

During the first half of 2011 deposit growth was dominated by core noninterest-bearing deposits and public funds deposits, especially in NOW accounts. Approximately 62% of the noninterest-bearing growth was due to one commercial customer. Noninterest-bearing deposits represented 17.35% of total deposits at June 30, 2012 as compared to 16.90% at December 31, 2011 and 17.10% at June 30, 2011.

The Company’s long-term strategy is to build the core customer deposit base, relying less on public funds deposits, which tend to be volatile, as a primary source of liquidity. Additional sources of deposits available to the Company are the traditional brokered CD market, which may be used when funding is needed within a short period of time, and reciprocal brokered CD markets which are used to provide enhanced FDIC coverage for customers with large certificate of deposit balances. Additionally, the Company uses repurchase agreements with certain commercial customers in an effort to provide them with better cash management tools.

The following table shows the deposit mix as of June 30, 2012, December 31, 2011, and June 30, 2011:

(Dollars in thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Noninterest-bearing demand	$236,145	$231,718	$243,626
NOW deposits	391,726	390,256	397,281
Money market deposits	211,447	197,849	174,127
Savings deposits	116,598	119,693	117,830
Certificates of deposit	387,610	415,380	473,387
Brokered certificates of deposit	17,812	16,567	18,248
Total	$1,361,338	$1,371,463	$1,424,499

FIRST M & F CORPORATION

The following table shows the mix of public funds deposits as of June 30, 2012, December 31, 2011, and June 30, 2011:

(Dollars in thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Noninterest-bearing demand	$7,085	$7,121	$6,887
NOW deposits	165,499	165,711	171,933
Money market deposits	15,670	19,478	19,595
Savings deposits	251	336	320
Certificates of deposit	12,497	14,315	17,184
Brokered certificates of deposit	5,549	5,783	5,261
Total	$206,551	$212,744	$221,180

Other borrowings decreased by $5.159 million from June 30, 2011 to June 30, 2012 and decreased by $2.668 million from December 31, 2011. The decreases in borrowings were primarily funded through liquidity provided by loan portfolio paydowns and deposit growth. Amounts of borrowings maturing within one year increased from 22.76% of other borrowings at December 31, 2011 to 25.80% at June 30, 2012. Management intends to continue to allow its Federal Home Loan Bank borrowings to decrease as they mature while deposits are used as a primary source of funding.

Equity

Capital adequacy is continuously monitored by the Company to promote depositor and investor confidence and provide a solid foundation for future growth of the organization. The Company increased its capital position during the first quarters of 2012 and 2011 primarily through the retention of earnings. The Company reduced the quarterly dividend rate to $.01 per share beginning in the second quarter of 2009 after maintaining a $.13 per share quarterly dividend rate from the second quarter of 2005 through the first quarter of 2009. The Company is restricted from increasing the dividend rate until its Community Development Capital Initiative (CDCI) preferred stock is redeemed.

Average year-to-date equity to assets was 7.01% at June 30, 2012, 6.86% at December 31, 2011 and 6.72% at June 30, 2011. Total asset growth has been constrained since the 2009 losses as capital has been rebuilt over time. Corporate strategies have been dominated primarily by capital growth and preservation and secondarily by asset and deposit growth strategies.

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

The Company registered 37.800 million shares in April 2012 to allow it the flexibility of raising capital sufficient to pay off its CDCI obligations and for other capital and liquidity management needs. Management does not have any immediate plans to raise additional capital through a common stock offering.

The Company’s stock is publicly traded on the NASDAQ Global Select Market, also providing an avenue for additional capital if it is needed. The Company’s shares traded at a rate of approximately 10,000 shares per day during the first half of 2012. The stock’s closing price was $5.18 per share on June 30, 2012.

The Company’s and Bank’s regulatory capital ratios at June 30, 2012 were in excess of the minimum requirements and qualify the institution as “well capitalized” under the risk-based capital regulations.

FIRST M & F CORPORATION

The following table highlights certain regulatory capital ratios for the Company:

(Dollars in thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Tier 1 capital	$132,041	$126,810	$124,625
Total risk-based capital	146,734	141,434	139,435
Risk-weighted assets	1,174,807	1,169,553	1,180,785
Tier 1 common equity:
Tier 1 capital	132,041	126,810	124,625
Qualifying trust preferred securities	(30,000)	(30,000)	(30,000)
Preferred stock	(18,198)	(17,564)	(16,962)
Tier 1 common equity	$83,843	$79,246	$77,663
Risk-based ratios:
Tier 1 capital	11.24%	10.84%	10.55%
Total risk-based capital	12.49%	12.09%	11.81%
Tier 1 leverage	8.43%	8.17%	7.87%
Tier 1 common equity	7.14%	6.78%	6.58%

Total capital to assets ratio	7.30%	6.99%	6.78%

Interest Rate Risk and Liquidity Management

Interest rate sensitivity is a function of the repricing characteristics of the Company's portfolio of assets and liabilities. Interest rate sensitivity management focuses on repricing relationships of these assets and liabilities during periods of changing market interest rates. Management seeks to minimize the effect of interest rate movements on the volatility of net interest income. Responsibility for managing the Company’s program for controlling and monitoring interest rate risk and liquidity risk and for maintaining income stability, given the Company’s exposure to changes in interest rates, is vested in the asset/liability committee. Appropriate policy and guidelines, approved by the board of directors, govern these actions. Monitoring is primarily accomplished through monthly reviews and analysis of asset and liability repricing opportunities, market conditions and expectations for the economy. In addition to these monthly reviews, a quarterly sensitivity analysis is performed to determine the potential effects of changes in interest rates on the Company's net interest margin, net interest income and market value of equity. The Company generally designs strategies to keep the one-year change in net interest income no more than 10% lower than current levels based on interest rate shocks of 100 basis points down and 200 basis points up. The Committee also monitors all loan originations, excluding residential mortgages, with maturities of greater than five years. Management believes, at June 30, 2012, there is adequate flexibility to alter the current rate and maturity structures as necessary to minimize the exposure to changes in interest rates, should they occur. Although the Company has hedged it's floating rate subordinated debt, most interest rate risk mitigation strategies are carried out through pricing and product structures. The Company is currently in a negative gap position for assets and liabilities repricing within the next year. This generally means that for assets and liabilities maturing and repricing within the next 12 months, the Company is positioned for more liabilities to reprice than the amount of assets repricing.

The asset/liability committee further establishes guidelines, approved by appropriate board action, by which the current liquidity position of the Company is monitored to ensure adequate funding capacity. The Company monitors liquid assets such as cash equivalents and unpledged marketable securities to assure that there is sufficient liquidity available to cover deposit maturities over a one month horizon plus other potential volatile deposit movements. The Company also runs longer-term sensitivity tests on the earning asset and liability cash flows under simulated conditions with interest rates moving up 200 basis points and down 100 basis points. Strategies are implemented to mitigate any indicated weaknesses. Accessibility to local, regional and other funding sources is also maintained in order to actively manage the funding structure that supports the earning assets of the Company. The Company has limited lines available through the Federal Reserve, the Federal Home Loan Bank and correspondent banks to meet anticipated liquidity needs.

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

The adequacy of the allowance for loan losses is evaluated quarterly with provision accruals approved by the Board. Allowance adequacy is dependent on loan classifications by internal and external loan review personnel, past due status, collateral reviews, loan growth and loss history. As part of the allowance evaluation, certain impaired loans are tested to determine if individual impairment allowances are required. A loan is considered to be impaired if management estimates that it is probable that the Company will be unable to collect all contractual payments due. Impairment review meetings are held monthly to review existing and new impairments. Loans with high risk grades, generally implying a substandard classification, are considered impaired and therefore are selected for individual impairment allowance tests. Loan grades are a significant indicator in determining which loans to individually test for impairment amounts because the loan grading process incorporates past due status, payment history, customer financial condition and collateral value in assigning individual grades to loans. Nonaccrual loans are also generally selected for individual impairment allowance tests. Loans that have been modified in a troubled debt restructuring are also selected for individual impairment allowance tests. For collateral-dependent loans, those for which the repayment is expected to be provided solely by the underlying collateral, the impairment allowance is primarily based on the value of the related collateral. Otherwise, impairment allowance calculations are based on the estimated present value of expected cash flows discounted at the effective interest rate of the loan. The material estimates necessary in this process make it inherently subjective and make the estimates subject to significant changes and may add volatility to earnings as provisions are adjusted. Loans not individually tested for impairment allowances are grouped into risk-rated pools and evaluated based on historical loss experience. Additionally, in determining the allowances for pools of loans, management considers specific qualitative external credit risk factors (“environmental factors”) that may not be reflected in historical loss rates such as: (1) potential disruptions in the real estate market and their effect on real estate concentrations; (2) trends in loan to value exception rates; (3) general economic conditions, including extending or worsening recessionary pressures; (4) past due rates; and (5) reviews of underwriting standards in our various markets. These and other environmental factors are reviewed on a quarterly basis. During the third quarter of 2011 the Company changed the number of periods included in the historical loss rate from thirteen years to five years. The thirteen year average previously used was also adjusted by two standard deviations to capture a higher percentage of probable losses. Given the higher variation and wider distribution of losses that can occur during any thirteen year historical period, two standard deviations were added to the mean to capture the potential losses that may have been distributed further from the mean but resulted from conditions that could reasonably re-occur. The five year average calculation includes more recent loss history, which management believes reflects current conditions better than the thirteen year calculation. The change in calculation, given the previous statistical adjustments to the thirteen year average, resulted in an immaterial difference.

FIRST M & F CORPORATION

At the end of 2011, the average loss rates applied to pools of commercial loans and for real estate secured commercial and construction loans were adjusted for economic condition environmental factors related to (1) the lack of economic growth impacting small businesses in the Company's markets and (2) the lack of liquidity in the market for commercial real estate, especially concerning undeveloped properties. During the first quarter of 2012 the Company removed the environmental factor in the loss rate applied to pools of commercial loans not individually reviewed for impairment. Due to the switch from a thirteen year average loss calculation to a five year calculation, average loss rates applied to pools of commercial loans increased by 27 basis points from the calculation used at the end of 2011, indicating that the shorter term average will be more volatile than the average loss rates used prior to the third quarter of 2011. The 27 basis point increase captured risks that were manually adjusted into the 2011 year end loss rate calculations, therefore removing the need for the environmental factor.

The Company experienced a large increase in the amount of past due and nonaccrual real estate-secured construction and commercial loans during 2008. The trend in nonaccrual and past due loans stabilized in the fourth quarter of 2009 and began its decline in 2011. Management addressed the problem of liquidating nonperforming loans by creating a special problem asset group within the organization in 2009, separate from the ongoing credit operations and lending activities of the Company. Problem loans, including large nonaccrual loans, have been assigned to this group of specialists with the intent of liquidating the loans or their collateral in an orderly fashion. Nonaccrual loans have moved downward from their high of $74.420 million in the second quarter of 2009 and fallen to $6.443 million at June 30, 2012. Management has made much progress recently in improving the credit quality of the portfolio as substandard and loss loans have fallen from 8.69% of loans held for investment at June 30, 2011 to 5.21% at June 30, 2012. Construction and development substandard and loss loans decreased from 31.65% to 16.77% and other commercial real estate substandard and loss loans decreased from 9.47% to 5.92% during the same period. During the same period the allowance for loan losses as a percentage of loans held for investment has decreased from 1.80% to 1.56%. The allowances for loans individually tested for impairment fell from $8.633 million at June 30, 2011 to $3.638 million at June 30, 2012. Moving forward, as old years are removed and recent years are added, the allowances related to risk pools of loans should also decline as the historical five year average loss rates decline, assuming that recent trends continue. The portfolio clean-up since 2008 came at the expense of higher net charge-offs. Although the $4.203 million in net charge-offs for the first half of 2012 exceeded those of the first half of 2011, they were much lower than the $8.712 million in net charge-offs produced during the second half of 2011, producing a downward trend in net loan losses during the last four quarters. Approximately 35.76% of the net charge-off activity in 2012 was related to foreclosure transactions. Approximately 45.33% of the net charge-offs for all of 2011 were related to foreclosure transactions. Foreclosure volume increased every quarter during 2011, accelerating to $8.186 million for the fourth quarter. During the first half of 2012, $3.064 million of properties were foreclosed on.

The primary challenge during 2012 and beyond will be the liquidation of foreclosed properties. The Company sold $4.787 million of foreclosed properties for $4.291 million during the second quarter of 2012. During the second quarter of 2011 $2.643 million of properties were sold for $2.519 million. During the first quarter of 2012 $2.838 million of properties were sold for $2.716 million. Over the past twelve months $12.893 million of properties have been sold for approximately 89.83% of their book value. As sales have outpaced foreclosure activity in 2012, the Company faces the challenge of selling the remaining properties, with the most difficult task being the disposition of raw land which makes up over 75% of the balance of other real estate owned.

FIRST M & F CORPORATION

The following table shows the nonaccrual loan balance trend since 2009, indicating a significant drop in numbers of nonaccrual loans as well as a reduction in the number and balances of large nonaccrual loans:

(Dollars in thousands)	06/30/12	12/31/11	06/30/11	12/31/10	12/31/09
Construction and land development:
Total number	4	10	21	22	54
Total balance	$1,373	$4,398	$9,735	$13,993	$25,655
Number, $500 thousand or more	1	3	7	7	13
Balance, $500 thousand or more	$600	$2,989	$8,035	$10,553	$19,297

Other commercial real estate:
Total number	12	14	20	26	18
Total balance	$2,557	$9,937	$18,506	$13,027	$9,789
Number, $500 thousand or more	—	4	8	6	2
Balance, $500 thousand or more	$—	$8,185	$16,221	$10,152	$3,496

1-4 family residential:
Total number	30	28	34	40	57
Total balance	$1,864	$1,896	$3,272	$3,863	$4,490
Number, $500 thousand or more	—	—	1	1	1
Balance, $500 thousand or more	$—	$—	$564	$941	$1,024

Total real estate:
Total number	46	52	75	88	129
Total balance	$5,794	$16,231	$31,513	$30,883	$39,934
Number, $500 thousand or more	1	7	16	14	16
Balance, $500 thousand or more	$600	$11,174	$24,820	$21,646	$23,817

Commercial, financial & agricultural:
Total number	11	17	15	23	33
Total balance	$629	$913	$1,141	$2,151	$4,459
Number, $500 thousand or more	—	—	—	1	2
Balance, $500 thousand or more	$—	$—	$—	$784	$2,411

Consumer:
Total number	4	5	7	10	10
Total balance	$20	$33	$146	$93	$156
Number, $500 thousand or more	—	—	—	—	—
Balance, $500 thousand or more	$—	$—	$—	$—	$—

Total portfolio:
Total number	61	74	97	121	172
Total balance	$6,443	$17,177	$32,800	$33,127	$44,549
Number, $500 thousand or more	1	7	16	15	18
Balance, $500 thousand or more	$600	$11,174	$24,820	$22,430	$26,228

FIRST M & F CORPORATION

As the trend in nonaccrual real estate-secured loans has declined, individual impairment allowances have also declined since 2009. The following table shows a distribution of the totals for construction loans evaluated for impairment and the impairment allowances allocated to those loans at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
(Dollars in thousands)	Loan Balance	Impairment Allowance	Loan Balance	Impairment Allowance
Non-accrual loans	$1,373	$31	$4,398	$400
Accruing loans with an allowance	4,024	1,089	7,155	1,350
Accruing loans without an allowance	5,975	—	6,606	—
Total	$11,372	$1,120	$18,159	$1,750

The following table shows a distribution of the totals for commercial real estate loans evaluated for impairment and the impairment allowances allocated to those loans at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
(Dollars in thousands)	Loan Balance	Impairment Allowance	Loan Balance	Impairment Allowance
Non-accrual loans	$2,557	$222	$9,937	$477
Accruing loans with an allowance	6,130	1,150	4,495	417
Accruing loans without an allowance	36,009	—	26,338	—
Total	$44,696	$1,372	$40,770	$894

The following table shows the trend in credit quality related to the largest segments of the real estate loan portfolio:

(Dollars in thousands)	Outstanding Balances	Past Due 30-89 Days And Still Accruing	Past Due 90 Days Or More And Still Accruing	Nonaccrual	Year-To-Date Net Charge-Offs (Recoveries)
Construction and development loans:
06/30/12	$67,814	$325	$—	$1,373	$918
03/31/12	70,087	254	23	4,519	(263)
12/31/11	69,325	603	72	4,398	1,970
09/30/11	83,100	1,147	—	8,801	743
06/30/11	87,826	1,514	307	9,735	(551)
Loans secured by 1-4 family properties:
06/30/12	$226,110	$2,232	$81	$1,864	$241
03/31/12	224,989	2,810	87	2,352	(81)
12/31/11	223,839	3,288	174	1,896	1,998
09/30/11	223,884	2,334	3	2,166	1,790
06/30/11	226,823	2,067	285	3,272	585
Commercial real estate-secured loans:
06/30/12	$499,370	$1,177	$1,368	$2,557	$2,443
03/31/12	498,724	3,061	75	7,125	1,239
12/31/11	505,180	2,952	279	9,937	3,998
09/30/11	520,804	2,958	189	14,804	2,229
06/30/11	533,720	3,746	67	18,506	753

FIRST M & F CORPORATION

The following table shows overall statistics for non-performing loans and other assets of the Company:

(Dollars in thousands)	June 30	December 31	June 30
	2012	2011	2011
Nonaccrual loans	$6,443	$17,177	$32,800
Other real estate	31,077	36,952	30,650
Nonaccrual investment securities	639	599	693
Total non-performing assets	$38,159	$54,728	$64,143
Past due 90 days or more and still accruing interest	$1,537	$602	$784
Restructured loans (accruing)	18,372	19,662	22,988
Ratios:
Nonaccrual loans to loans	0.64%	1.68%	3.13%
Past due 90 day loans to loans	0.15%	0.06%	0.07%
Non-performing credit assets to loans and other real estate	3.62%	5.11%	5.89%
Non-performing assets to assets	2.44%	3.49%	3.95%

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

As the Company has worked to reduce nonaccrual loan balances, a natural byproduct has been an increase in real estate foreclosures. The slow economy and stagnant real estate markets have combined to impede the process of disposing of foreclosed properties. During the second quarter and first half of 2012, more properties were sold than were foreclosed on. The following table shows the activity in the other real estate properties and the progress to date.

	QTD	QTD	YTD
(Dollars in thousands)	June 30, 2012	June 30, 2011	June 30, 2012
Balance at beginning of period	$34,636	$29,660	$36,952
Foreclosures	1,499	4,436	3,064
Third-party lien pay-offs	—	250	—
Improvements	265	—	323
Write downs	(536)	(1,053)	(1,636)
Properties sold	(4,787)	(2,643)	(7,626)
Balance at end of period	$31,077	$30,650	$31,077

Construction properties are the largest segment of other real estate. These properties have been slow to move, as undeveloped properties have attracted very few interested buyers. The following table shows foreclosed real estate balances by type at June 30, 2012, December 31, 2011 and June 30, 2011.

(Dollars in thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Construction and land development	$24,691	$22,773	$20,169
Farmland	137	2,618	1,823
1-4 family residential	1,122	2,136	2,798
Multifamily residential	—	950	2,036
Nonfarm nonresidential	5,127	8,475	3,824
	$31,077	$36,952	$30,650

FIRST M & F CORPORATION

Off-Balance Sheet Arrangements

The Company’s primary off-balance sheet arrangements are in the form of loan commitments, operating lease commitments and an interest rate swap. At June 30, 2012, the Company had $126.833 million in unused loan commitments outstanding. Of these commitments, $87.951 million mature in one year or less. Lines of credit are established using the credit policy of the Company concerning the lending of money.

Letters of credit are used to facilitate a borrower’s business and are usually related to the acquisition of inventory or of assets to be used in the customer’s business. Letters of credit are generally secured and are underwritten using the same standards as traditional commercial loans. Most standby letters of credit expire without being presented for payment. However, the presentment of a standby letter of credit would create a loan receivable from the Bank’s loan customer. At June 30, 2012, the Company had $3.685 million in financial standby letters of credit issued and outstanding.

Liabilities of $2 thousand at June 30, 2012, and $7 thousand at June 30, 2011, were recognized in other liabilities related to the obligation to stand ready to perform related to standby letters of credit.

The Company makes commitments to originate mortgage loans that will be held for sale. The total commitments to originate mortgages to be held for sale were $24.928 million at June 30, 2012. These commitments are accounted for as derivatives and are marked to fair value with changes in fair value recorded in mortgage banking income. At June 30, 2012, mortgage origination-related derivatives with positive fair values of $439 thousand were included in other assets, and derivatives with negative fair values of $130 thousand were included in other liabilities.

The Company also engages in forward sales contracts with mortgage investors to purchase mortgages held for sale. Those forward sale agreements that have a determined price and expiration date are accounted for as derivatives and marked to fair value through mortgage banking income. At June 30, 2012, the Company had $47.651 million in locked forward sales agreements in place. Forward sale-related derivatives with positive fair values of $137 thousand were included in other assets, and derivatives with negative fair values of $174 thousand were included in other liabilities.

Mortgages that are sold generally have recourse obligations if any of the first four payments become past due over 30 days under certain investor contracts and over 90 days under other investor contracts. The Company may also be required to repurchase mortgages that do not conform to FNMA or FHA underwriting standards or that contain critical documentation errors or fraud. The Company only originates for sale mortgages that conform to FNMA and FHA underwriting guidelines. Mortgages sold that were still in the recourse period were $61.896 million at June 30, 2012. A recourse liability of $161 thousand was recorded for these mortgages as of June 30, 2012.

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

Fair value

Certain of the Company’s assets and liabilities are financial instruments carried at fair value. This includes securities available for sale, mortgage-related derivatives and interest rate swaps. Most of the assets and liabilities carried at fair value are based on either quoted market prices, market prices for similar instruments or market data for the instruments being valued. At June 30, 2012, approximately 1% of assets and liabilities measured at fair value were based on significant unobservable inputs.

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

Interest rate shock analysis shows that the Company will experience a 0.79% decrease over 12 months in its net interest income with a gradual (12 month ramp) and sustained 100 basis point decrease in interest rates. A gradual and sustained increase in interest rates of 200 basis points will result in a 1.20% increase in net interest income.

An analysis of the change in market value of equity shows how an interest rate shock will affect the difference between the market value of assets and the market value of liabilities. With all financial instruments being stated at market value, the market value of equity will decrease by 4.99% with an immediate and sustained increase in interest rates of 200 basis points. The market value of equity will increase by 2.53% with an immediate and sustained decrease in interest rates of 100 basis points.

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

As of June 30, 2012, (the "Evaluation Date"), the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as defined in the Exchange Act Rules.  Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are sufficiently effective to ensure that material information relating to the Company and required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. During the last quarter ended June 30, 2012, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Not applicable.

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

Date: August 14, 2012

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