Form 10-Q/A
period 2012-06-30
FIRST M&F CORP/MS
filed 2012-09-13
CIK 320387

FIRST M & F CORPORATION

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

FIRST M & F CORPORATION

Explanatory Note

The sole purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2012, as filed with the Securities and Exchange Commission on August 14, 2012, is to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T. Exhibit 101 to this report furnishes the following financial and related information from First M&F Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in eXtensible Business Reporting Language (XBRL): (1) the unaudited Consolidated Balance Sheets, (2) the unaudited Consolidated Statements of Operations, (3) the unaudited Consolidated Statements of Comprehensive Income, (4) the unaudited Consolidated Statements of Stockholders' Equity, (5) the unaudited Consolidated Statements of Cash Flows and (6) the unaudited Notes to Consolidated Financial Statements.

No other changes have been made to the Form 10-Q other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

FIRST M & F CORPORATION

Item 6 - Exhibits

3.1	Articles of Incorporation of the Registrant. Incorporated herein by reference to Exhibit 3 to the Company's Form S-1 (File No. 33-08751) September 15, 1986, incorporated herein by reference.*

3.2	Amended and Restated Articles of Incorporation of the Registrant. Incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K filed on March 14, 2012.*

3.3	By-laws of the Registrant, as amended. Filed as Exhibit 3-b to the Company’s Form S-1 (File No. 33-08751) September 15, 1986, incorporated herein by reference.*

3.4	Amended and Restated Bylaws of the Registrant. Incorporated herein by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K filed on March 14, 2012.*

4.1	Warrant to Purchase up to 513,113 Shares of Common Stock of the Registrant. Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2009.*

10.1	First M&F Corporation 2005 Equity Incentive Plan. Filed as Appendix A to the Company’s Proxy Statement, March 15, 2005, incorporated herein by reference.*

10.2	Merchants and Farmers Bank Profit and Savings Plan, as amended. Filed as Exhibit 10(B) to the Company’s Form 10-Q on August 9, 2005, incorporated herein by reference.*

10.3
Letter Agreement, including as Exhibit A thereto, Securities Purchase Agreement. Incorporated herein by reference to Exhibit A to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2009.*

10.4	Form of Preferred Stock Certificate. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2009.*

10.5	Side Letter Agreement. Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2009.*

10.6	CDCI Letter Agreement dated September 29, 2010. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 5, 2010.*

10.7
Form of Change in Control Agreement between the Company and John G. Copeland, effective May 3, 2004. Incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed on March 14, 2012.*

11	Computation of Earnings Per Share – Filed herewith as Note 13 to the consolidated financial statements.*

31	Rule 13a-14(a) Certification of Hugh S. Potts, Jr., Chief Executive Officer and Rule 13a-14(a) Certification of John G. Copeland, Chief Financial Officer.*

32	Section 1350 Certification of Hugh S. Potts, Jr., Chief Executive Officer and Section 1350 Certification of John G. Copeland, Chief Financial Officer.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**

101.LAB	XBRL Taxonomy Extension Label Linkbase.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**

101.DEF	XBRL Taxonomy Definition Linkbase.**
* Previously filed or incorporated by reference into First M&F Corporation's Quarterly Report on Form 10-Q or the quarter ended June 30, 2012 (filed on August 14, 2012)
** Furnished with this Form 10-Q/A

FIRST M & F CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 13, 2012

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