Form 10-Q/A
period 2012-06-30
FIRST M&F CORP/MS
filed 2012-09-14
CIK 320387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

FIRST M&F CORPORATION

Explanatory Note

The sole purpose of this Amendment No. 2 to our Quarterly Report on Form 10-Q for the period ended June 30, 2012, as filed with the Securities and Exchange Commission on August 14, 2012, is to furnish an amended Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T. Exhibit 101 to this report furnishes the following financial and related information from First M&F Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in eXtensible Business Reporting Language (XBRL): (1) the unaudited Consolidated Balance Sheets, (2) the unaudited Consolidated Statements of Operations, (3) the unaudited Consolidated Statements of Comprehensive Income, (4) the unaudited Consolidated Statements of Stockholders' Equity, (5) the unaudited Consolidated Statements of Cash Flows and (6) the unaudited Notes to Consolidated Financial Statements. Amendment No.1, filed on September 13, 2012, included Exhibit 101 filed under the 2011 XBRL taxonomy which did not include detailed XBRL tagging. This Amendment No. 2 creates Exhibit 101 using the 2012 taxonomy and properly includes all of the detailed footnote tags as required.

No other changes have been made to the Form 10-Q other than those described above. This Amendment No. 2 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or Amendment No.1 of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q or Amendment No. 1 to the Form 10-Q.

FIRST M&F CORPORATION

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

FIRST M&F CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 14, 2012

BY:	/s/ John G. Copeland	BY:	/s/ Robert C. Thompson, III
	John G. Copeland		Robert C. Thompson, III
	Executive Vice President and Chief Financial Officer (principal financial officer)		Vice President – Accounting Policy (principal accounting officer)

FIRST M&F CORPORATION

EXHIBIT INDEX

3.1	Articles of Incorporation of the Registrant. Incorporated herein by reference to Exhibit 3 to the Company's Form S-1 (File No. 33-08751) September 15, 1986, incorporated herein by reference.

3.2	Amended and Restated Articles of Incorporation of the Registrant. Incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K filed on March 14, 2012.

3.3	By-laws of the Registrant, as amended. Filed as Exhibit 3-b to the Company’s Form S-1 (File No. 33-08751) September 15, 1986, incorporated herein by reference.

3.4	Amended and Restated Bylaws of the Registrant. Incorporated herein by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K filed on March 14, 2012.

4.1	Warrant to Purchase up to 513,113 Shares of Common Stock of the Registrant. Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2009.

10.1	First M&F Corporation 2005 Equity Incentive Plan. Filed as Appendix A to the Company’s Proxy Statement, March 15, 2005, incorporated herein by reference.

10.2	Merchants and Farmers Bank Profit and Savings Plan, as amended. Filed as Exhibit 10(B) to the Company’s Form 10-Q on August 9, 2005, incorporated herein by reference.

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