Form 10-K/A
period 2011-12-31
FIRST M&F CORP/MS
filed 2012-09-28
CIK 320387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(AMENDMENT NO. 2)

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

FIRST M&F CORPORATION AND SUBSIDIARY

EXPLANATORY NOTE

First M&F Corporation (the "Company") is filing this Amendment No. 2 on Form 10-K/A (this "Amendment") to its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the "Original 10-K"), which was filed on March 14, 2012. This Amendment is being filed solely to remove certain extraneous figures inadvertently included in the margins between financial statement columns in the Consolidated Statements of Operations in the Original 10-K. This Amendment No. 2 includes the entire Item 8 information rather than only the Consolidated Statements of Operations which were included in Amendment No. 1.

Except for the foregoing, the Original 10-K remains unchanged; furthermore, nothing contained in this Amendment No. 2 reflects events occurring after the date on which the Company filed the Original 10-K. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment No. 2 includes new certifications by our principal executive officer and principal financial officer.

FIRST M&F CORPORATION AND SUBSIDIARY

CROSS REFERENCE INDEX

PART II		Page

Item 8	Financial Statements and Supplementary Data	4

PART IV

Item 15	Exhibits, Financial Statement Schedules	63

FIRST M&F CORPORATION AND SUBSIDIARY

PART II

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

FIRST M&F CORPORATION AND SUBSIDIARY

PART IV

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Exhibits

The following financial statements included under the heading "Financial Statements and Supplementary Data" are included in this report:

(a)	Management’s Annual Report on Internal Control Over Financial Reporting

(b)	Report of Independent Registered Public Accounting Firm

(c)	Consolidated Statements of Condition – December 31, 2011 and 2010

(d)	Consolidated Statements of Operations – Years Ended December 31, 2011, 2010 and 2009

(e)	Consolidated Statements of Comprehensive Income – Years Ended December 31, 2011, 2010 and 2009

(f)	Consolidated Statements of Stockholders’ Equity – Years Ended December 31, 2011, 2010 and 2009

(g)	Consolidated Statements of Cash Flows – Years Ended December 31, 2011, 2010 and 2009

(h)	Notes to Consolidated Financial Statements

The following exhibits have been filed with the Securities and Exchange Commission and are available upon written request:

3.1	Articles of Incorporation of the Registrant. Incorporated herein by reference to Exhibit 3 to the Company’s Form S-1 (File No. 33-08751) September 15, 1986, incorporated herein by reference.

3.2	Amended and Restated Articles of Incorporation of the Registrant. Incorporated herein by reference to Exhibit 3.2 of the Company's Form 10-K for December 31, 2011, filed on March 14, 2012.

3.3	By-laws of the Registrant, as amended. Filed as Exhibit 3-b to the Company's Form S-1 (File No. 33-08751) September 15, 1986, incorporated herein by reference.

3.4	Amended and Restated Bylaws of the Registrant. Incorporated herein by reference to Exhibit 3.4 of the Company's Form 10-K for December 31, 2011, filed on March 14, 2012.

4.1	Warrant to Purchase up to 513,113 Shares of Common Stock of the Registrant. Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2009.

10.1	First M&F Corporation 2005 Equity Incentive Plan. Filed as Appendix A to the Company’s Proxy Statement, March 15, 2005, incorporated herein by reference.

10.2	Merchants and Farmers Bank Profit and Savings Plan, as amended. Filed as Exhibit 10(B) to the Company’s Form 10-Q on August 9, 2005, incorporated herein by reference.

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

10.7
Form of Change in Control Agreement between the Company and John G. Copeland, effective May 3, 2004. Incorporated by reference to Exhibit 10.7 of the Company's Form 10-K for December 31, 2011, filed on March 14, 2012.

11	Computation of Earnings per Share. Incorporated by reference to Exhibit 11 of the Company's Form 10-K for December 31, 2011, filed on March 14, 2012.

21	Subsidiaries of the Registrant. Incorporated by reference to Exhibit 21 of the Company's Form 10-K for December 31, 2011, filed on March 14, 2012.

23	Consent of Independent Registered Public Accounting Firm. Incorporated by reference to Exhibit 23 of the Company's Form 10-K for December 31, 2011, filed on March 14, 2012.

31.1 - 31.2
Rule 13a-14(a) Certification of Hugh S. Potts, Jr., Chief Executive Officer and Rule 13a-14(a) Certification of John G. Copeland, Chief Financial Officer. Incorporated by reference to Exhibit 31 of the Company's Form 10-K for December 31, 2011, filed on March 14, 2012.

31.3	Rule 13a-14(a) Certification of Hugh S. Potts, Jr., Chief Executive Officer.

31.4	Rule 13a-14(a) Certification of John G. Copeland, Chief Financial Officer.

32.1 - 32.2
Section 1350 Certification of Hugh S. Potts, Jr., Chief Executive Officer and Section 1350 Certification of John G. Copeland, Chief Financial Officer. Incorporated by reference to Exhibit 32 of the Company's Form 10-K for December 31, 2011, filed on March 14, 2012.

32.3	Section 1350 Certification of Hugh S. Potts, Jr., Chief Executive Officer.

32.4	Section 1350 Certification of John G. Copeland, Chief Financial Officer.

99
Certification pursuant to the Emergency Economic Stability Act of 2008 of Hugh S. Potts, Jr., Chief Executive Officer and Certification pursuant to the Emergency Stability Act of 2008 of John G. Copeland, Chief Financial Officer. Incorporated by reference to Exhibit 99 of the Company's Form 10-K for December 31, 2011, filed on March 14, 2012.

101	Interactive Data File (XBRL). Incorporated by reference to Exhibits 101 of the Company's Form 10-K for December 31, 2011, filed on March 14, 2012.

FIRST M&F CORPORATION AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 on Form 10-K/A to the registrant's Annual Report on Form 10-K for the year ended December 31, 2011 to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST M & F CORPORATION

BY:	/s/ John G. Copeland
John G. Copeland
EVP and Chief Financial Officer

DATE:	September 28, 2012

FIRST M&F CORPORATION AND SUBSIDIARY

EXHIBIT INDEX

3.1	Articles of Incorporation of the Registrant. Incorporated herein by reference to Exhibit 3 to the Company’s Form S-1 (File No. 33-08751) September 15, 1986, incorporated herein by reference.

3.2	Amended and Restated Articles of Incorporation of the Registrant. Incorporated herein by reference to Exhibit 3.2 of the Company's Form 10-K for December 31, 2011, filed on March 14, 2012.

3.3	By-laws of the Registrant, as amended. Filed as Exhibit 3-b to the Company's Form S-1 (File No. 33-08751) September 15, 1986, incorporated herein by reference.

3.4	Amended and Restated Bylaws of the Registrant. Incorporated herein by reference to Exhibit 3.4 of the Company's Form 10-K for December 31, 2011, filed on March 14, 2012.

4.1	Warrant to Purchase up to 513,113 Shares of Common Stock of the Registrant. Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2009.

10.1	First M&F Corporation 2005 Equity Incentive Plan. Filed as Appendix A to the Company’s Proxy Statement, March 15, 2005, incorporated herein by reference.

10.2	Merchants and Farmers Bank Profit and Savings Plan, as amended. Filed as Exhibit 10(B) to the Company’s Form 10-Q on August 9, 2005, incorporated herein by reference.

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

10.7
Form of Change in Control Agreement between the Company and John G. Copeland, effective May 3, 2004. Incorporated by reference to Exhibit 10.7 of the Company's Form 10-K for December 31, 2011, filed on March 14, 2012.

11	Computation of Earnings per Share. Incorporated by reference to Exhibit 11 of the Company's Form 10-K for December 31, 2011, filed on March 14, 2012.

21	Subsidiaries of the Registrant. Incorporated by reference to Exhibit 21 of the Company's Form 10-K for December 31, 2011, filed on March 14, 2012.

23	Consent of Independent Registered Public Accounting Firm. Incorporated by reference to Exhibit 23 of the Company's Form 10-K for December 31, 2011, filed on March 14, 2012.

31.1 - 31.2
Rule 13a-14(a) Certification of Hugh S. Potts, Jr., Chief Executive Officer and Rule 13a-14(a) Certification of John G. Copeland, Chief Financial Officer. Incorporated by reference to Exhibit 31 of the Company's Form 10-K for December 31, 2011, filed on March 14, 2012.

31.3	Rule 13a-14(a) Certification of Hugh S. Potts, Jr., Chief Executive Officer.

31.4	Rule 13a-14(a) Certification of John G. Copeland, Chief Financial Officer.

32.1 - 32.2
Section 1350 Certification of Hugh S. Potts, Jr., Chief Executive Officer and Section 1350 Certification of John G. Copeland, Chief Financial Officer. Incorporated by reference to Exhibit 32 of the Company's Form 10-K for December 31, 2011, filed on March 14, 2012.

32.3	Section 1350 Certification of Hugh S. Potts, Jr., Chief Executive Officer.

32.4	Section 1350 Certification of John G. Copeland, Chief Financial Officer.

99
Certification pursuant to the Emergency Economic Stability Act of 2008 of Hugh S. Potts, Jr., Chief Executive Officer and Certification pursuant to the Emergency Stability Act of 2008 of John G. Copeland, Chief Financial Officer. Incorporated by reference to Exhibit 99 of the Company's Form 10-K for December 31, 2011, filed on March 14, 2012.

101	Interactive Data File (XBRL). Incorporated by reference to Exhibits 101 of the Company's Form 10-K for December 31, 2011, filed on March 14, 2012.