Form 10-Q
period 2012-09-30
FIRST M&F CORP/MS
filed 2012-11-14
CIK 320387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2012 Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number 000-09424

FIRST M&F CORPORATION
(Exact name of registrant as specified in its charter)

MISSISSIPPI (State or other jurisdiction of Incorporation or organization)	64-0636653 (I.R.S. Employer Identification Number)

134 West Washington Street, Kosciusko, Mississippi (Address of principal executive offices)	39090 (Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Common stock, $5 par value	9,215,092 Shares
Title of Class	Shares Outstanding at October 31, 2012

FIRST M&F CORPORATION

FORM 10-Q

FIRST M & F CORPORATION AND SUBSIDIARY

PART I: FINANCIAL INFORMATION

Item 1 – Financial Statements (Unaudited)

Consolidated Statements of Condition

(Dollars in thousands)
	September 30, 2012	December 31, 2011

	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$41,605	$39,976
Interest bearing bank balances	42,777	39,391
Federal funds sold	—	25,000
Securities available for sale, amortized cost of $345,957 and $315,890	354,188	320,774
Loans held for sale	23,548	26,073
Loans, net of unearned income	987,327	996,340
Allowance for loan losses	(16,656)	(14,953)
Net loans	970,671	981,387
Bank premises and equipment	37,429	37,989
Accrued interest receivable	6,123	6,122
Other real estate	28,002	36,952
Other intangible assets	4,266	4,586
Bank owned life insurance	23,032	22,477
Other assets	21,536	27,924
	$1,553,177	$1,568,651
Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing deposits	$233,684	$231,718
Interest-bearing deposits	1,115,790	1,139,745
Total deposits	1,349,474	1,371,463
Federal funds purchased and repurchase agreements	5,225	4,398
Other borrowings	38,984	43,001
Junior subordinated debt	30,928	30,928
Accrued interest payable	806	1,023
Other liabilities	10,756	8,242
Total liabilities	1,436,173	1,459,055
Commitments and contingencies
Stockholders’ equity:
Preferred stock; 2,000,000 shares authorized; 30,000 shares issued and outstanding	18,528	17,564
Common stock of $5.00 par value; 50,000,000 shares authorized: 9,215,092 and 9,154,936 shares issued and outstanding	46,075	45,775
Additional paid-in capital	32,350	31,895
Nonvested restricted stock awards	304	674
Retained earnings	17,923	14,456
Accumulated other comprehensive income (loss)	1,824	(768)
Total equity	117,004	109,596
	$1,553,177	$1,568,651

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations
(Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Interest income:
Interest and fees on loans	$13,697	$15,063	$41,596	$45,719
Interest on loans held for sale	162	53	579	121
Taxable investments	1,421	1,746	4,474	5,448
Tax-exempt investments	325	318	962	934
Federal funds sold	—	16	26	47
Interest bearing bank balances	20	43	99	141
Total interest income	15,625	17,239	47,736	52,410
Interest expense:
Deposits	2,032	3,234	6,778	10,604
Federal funds purchased and repurchase agreements	5	8	16	30
Other borrowings	423	479	1,311	1,512
Junior subordinated debt	293	293	879	1,043
Total interest expense	2,753	4,014	8,984	13,189
Net interest income	12,872	13,225	38,752	39,221
Provision for loan losses	1,980	2,580	6,540	7,440
Net interest income after provision for loan losses	10,892	10,645	32,212	31,781
Noninterest income:
Deposit account income	2,589	2,721	7,594	7,652
Mortgage banking income	1,357	524	3,730	1,203
Agency commission income	1,001	1,010	2,678	2,838
Trust and brokerage income	114	146	417	431
Bank owned life insurance income	154	163	523	522
Other income	444	395	1,585	1,447
Securities gains (losses), net	(27)	460	565	2,150
Total investment other-than-temporary impairment losses	—	(129)	(8)	(367)
Portion of loss recognized in (reclassified from) other comprehensive income (before taxes)	(25)	(71)	(21)	(214)
Net investment impairment losses recognized	(25)	(200)	(29)	(581)
Total noninterest income	5,607	5,219	17,063	15,662
Noninterest expenses:
Salaries and employee benefits	6,900	7,457	20,500	21,570
Net occupancy expenses	917	992	2,757	2,932
Equipment expenses	422	476	1,308	1,392
Software and processing expenses	354	368	1,062	1,162
Telecommunication expenses	221	224	687	678
Marketing and business development expenses	272	299	776	776
Foreclosed property expenses	1,176	1,483	3,914	5,304
FDIC insurance assessments	333	545	1,400	1,896
Intangible asset amortization	107	106	320	320
Other expenses	3,358	2,193	9,641	7,227
Total noninterest expenses	14,060	14,143	42,365	43,257
Income before income taxes	2,439	1,721	6,910	4,186
Income tax expense	645	391	1,756	800
Net income	1,794	1,330	$5,154	$3,386
Dividends and accretion on preferred stock	479	448	1,413	1,320
Net income applicable to common stock	$1,315	$882	$3,741	$2,066
Net income allocated to common shareholders	$1,264	$878	$3,629	$2,054
Earnings per share:
Basic	0.14	0.10	$0.40	$0.23
Diluted	0.14	0.10	$0.40	$0.23

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Comprehensive Income
(Unaudited)

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Net income	$1,794	$1,330	$5,154	$3,386
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized gains on securities available for sale arising during the period, net of tax of $720 and $575 for the three months ended September 30 and $1,433 and $1,924 for the nine months ended September 30	1,209	965	2,414	3,234
Unrealized gains (losses) on other-than-temporarily impaired securities available for sale arising during the period, net of tax of $1 and $81 for the three months ended September 30 and $14 and $76 for the nine months ended September 30	3	(135)	22	(128)
Reclassification adjustment for gains (losses) on securities available for sale included in net income, net of tax of $9 and $172 for the three months ended September 30 and $211 and $802 for the nine months ended September 30	18	(288)	(354)	(1,348)
Reclassification adjustment for credit related other-than-temporary impairment losses on securities available for sale included in net income, net of tax of $10 and $75 for the three months ended September 30 and $11 and $217 for the nine months ended September 30	15	125	18	364
Unrealized losses net of settlements on cash flow hedge arising during the period, net of tax of $114 and $684 for the three months ended September 30 and $306 and $950 for the nine months ended September 30	(190)	(1,148)	(513)	(1,596)
Defined benefit pension plans:
Amortization of prior service cost, net of tax of $0 and $2 for the three months ended September 30 and $0 and $6 for the nine months ended September 30	—	(4)	—	(12)
Amortization of actuarial loss, net of tax of $199 and $91 for the three months ended September 30 and $597 and $274 for the nine months ended September 30	335	154	1,005	463
Other comprehensive income (loss)	1,390	(331)	2,592	977
Total comprehensive income	$3,184	$999	$7,746	$4,363

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity
Nine Months Ended September 30, 2012 and 2011
(Unaudited)

(Dollars in thousands, except per share data)
	Preferred Stock	Common Stock	Additional Paid-In Capital	Nonvested Restricted Stock Awards	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
January 1, 2011	$16,390	$45,534	$31,883	$784	$12,225	$249	$107,065
Net income	—	—	—	—	3,386	—	3,386
Cash dividends ($.03 per share)	—	—	—	—	(275)	—	(275)
29,914 shares granted to directors	—	150	(42)	—	—		108
Dividends and accretion on preferred stock	870	—	—	—	(1,320)	—	(450)
6,000 restricted share awards vested	—	30	71	(101)	—	—	—
Share-based compensation expense recognized	—	—	5	(36)	—	—	(31)
Net change	—	—	—	—	—	977	977
September 30, 2011	$17,260	$45,714	$31,917	$647	$14,016	$1,226	$110,780
January 1, 2012	$17,564	$45,775	$31,895	$674	$14,456	$(768)	$109,596
Net income	—	—	—	—	5,154	—	5,154
Cash dividends ($.03 per share)	—	—	—	—	(284)	—	(284)
23,156 shares granted to directors	—	115	3	—	—	—	118
Dividends and accretion on preferred stock	964	—	—	—	(1,414)	—	(450)
37,000 restricted share awards vested	—	185	447	(632)	—	—	—
Share-based compensation expense recognized	—	—	5	262	11	—	278
Net change	—	—	—	—	—	2,592	2,592
September 30, 2012	$18,528	$46,075	$32,350	$304	$17,923	$1,824	$117,004

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)	Nine Months Ended
	September 30
	2012	2011
Cash flows from operating activities:
Net income	$5,154	$3,386
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	396	77
Amortization of pension costs	1,288	521
Depreciation and amortization	1,758	1,911
Provision for loan losses	6,540	7,440
Net investment amortization	3,294	1,665
Net change in unearned fees/deferred costs on loans	(1,326)	(397)
Capitalized dividends on FHLB stock	(21)	(20)
Gain on securities available for sale	(565)	(2,150)
Impairment loss on securities available for sale	29	581
Gain on loans held for sale	(2,656)	(766)
Other real estate losses	3,067	4,221
Other asset sales losses	168	207
Deferred income taxes	1,754	797
Originations of loans held for sale, net of repayments	(116,496)	(50,614)
Sales proceeds of loans held for sale	115,067	45,595
(Increase) decrease in:
Accrued interest receivable	(1)	465
Cash surrender value of bank owned life insurance	(523)	(522)
Other assets	(2,340)	(3,864)
Increase (decrease) in:
Accrued interest payable	(217)	(233)
Other liabilities	2,453	1,998
Net cash provided by operating activities	16,823	10,298
Cash flows from investing activities:
Purchases of securities available for sale	(138,423)	(157,489)
Sales of securities available for sale	49,936	89,504
Maturities of securities available for sale	55,662	41,037
Purchases of loans held for investment	(8,109)	(821)
Net decrease in other loans held for investment	15,855	26,826
Net (increase) decrease in:
Interest bearing bank balances	(3,386)	6,077
Federal funds sold	25,000	—
Bank premises and equipment	(832)	(1,273)
Net purchases of bank owned life insurance	(32)	(38)
Proceeds from sales of other real estate and other repossessed assets	9,860	6,829
Net redemptions of FHLB stock	5,204	—
Net cash provided by investing activities	10,735	10,652

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)	Nine Months Ended
	September 30
	2012	2011
Cash flows from financing activities:
Net increase (decrease) in deposits	$(22,005)	$8,429
Net increase (decrease) in short-term borrowings	827	(25,107)
Proceeds from other borrowings	—	686
Repayments of other borrowings	(4,017)	(6,787)
Common dividends paid	(284)	(275)
Preferred dividends paid	(450)	(450)
Net cash used in financing activities	(25,929)	(23,504)
Net increase (decrease) in cash and due from banks	1,629	(2,554)
Cash and due from banks at January 1	39,976	45,099
Cash and due from banks at September 30	$41,605	$42,545
Supplemental disclosures:
Total interest paid	$9,210	$13,432
Total income taxes paid	192	4

Transfers of loans from held for sale to held for investment	6,576	454
Transfers of loans to foreclosed property	3,974	12,684
U. S. Treasury preferred dividend accrued but unpaid	75	75
Accretion on U. S. Treasury preferred stock	964	870

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

The allowance for loan losses is maintained at a level believed to be adequate by management to absorb estimated probable loan losses. Management’s periodic evaluation of the adequacy of the allowance for loan losses is based on estimated credit losses for specifically identified impaired loans as well as estimated probable credit losses inherent in the remainder of the loan portfolio based primarily on historical loss rates. Several asset quality metrics, both quantitative and qualitative, are considered in estimating both specific impairments and in the application of historical loss rates. The fundamental tool used by management to select loans for individual impairment allowance testing and estimate contingency allowances is the individual loan risk rate. For the purpose of determining allowances, management segregates the loan portfolio primarily by risk rating and secondarily by whether the loan is collateral dependent. Management considers a number of factors in assigning risk rates to individual loans and in determining impairment allowances and in the application of historical loss rates, including: past due trends, current trends, current economic conditions, industry exposure, internal and external loan reviews, loan performance, the estimated value of underlying collateral, evaluation of a borrower’s financial condition and other factors considered relevant. The Company measures individually impaired loans at the fair value of collateral, less costs to sell, if the loan is collateral dependent. Real estate collateral is primarily valued using appraisals based on sales of comparable properties in the same or similar markets. Updated appraisals or internally prepared evaluations are obtained for individually tested loans as management deems appropriate based on the date of the latest appraisal, the current status of the loan, known market conditions, current negotiations with borrowers and the outlook for action against the borrower. Other extenuating circumstances that may affect this frequency are judicial foreclosure delays, sales contracts, settlement agreements and lawsuits. Subsequent adjustments may be made to appraised values for current conditions that were not in existence at the time of the appraisal. The Company uses a database of information by market and real estate type that is updated quarterly in preparing evaluations and updating appraisal values. Management also uses this database of information along with other relevant information such as collateral sales negotiations or foreclosed property sales to adjust collateral values. Loans not reviewed for specific impairment allowances are grouped into risk pools with similar traits and subjected to historical loss rates to estimate losses in each pool. Troubled debt restructurings are considered to be impaired loans and are included with the loans that are individually reviewed for impairment allowances. Troubled debt restructurings are loans in which the Company has granted a concession to the borrower which would not otherwise be considered due to the borrower’s financial difficulties.

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

The Company monitors available credit on large lines to identify any off-balance sheet credit risks that may arise. Available credit lines are also taken into consideration for loans that are individually tested for impairment amounts. Any lines for which there is insufficient collateral or other sources of repayment will have impairment amounts accrued for deficiencies above the amount of the outstanding loan balance. The Company generally has the contractual right to suspend available credit on a commitment when a contractual default occurs. Available lines are generally suspended, except for the completion of construction projects, when loans are restructured. The Company did not have a liability accrued for any off-balance sheet credit risks at September 30, 2012 or December 31, 2011.

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 1:  (Continued)

Restricted Cash Balances

The Company has entered into an interest rate swap agreement designed to convert floating rate interest payments on subordinated debentures into fixed rate payments. The Company had pledged interest bearing bank balances as collateral to the interest rate swap counterparty in the amounts of $1.873 million at September 30, 2012 and $1.861 million at December 31, 2011.

The Company held $100 thousand in certificates of deposit and $401 thousand in other interest bearing bank balances at September 30, 2012 and $100 thousand in certificates of deposit and $100 thousand in other interest bearing bank balances at December 31, 2011 in commercial banks as compensating balances for a third party credit card originator and a third party debit card processor. The amounts are included in interest-bearing bank balances.

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at September 30, 2012, Using
	Assets/Liabilities Measured at Fair Value	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	September 30, 2012	(Level 1)	(Level 2)	(Level 3)
U.S. Government sponsored entities	$72,833	$—	$72,833	$—
Mortgage-backed investments	203,659	—	203,659	—
Obligations of states and political subdivisions	63,816	—	63,816	—
Collateralized debt obligations	855	—	—	855
Other debt securities	13,025	—	13,025	—
Total securities available for sale	$354,188	$—	$353,333	$855
Mortgage derivative assets	862	—	—	862
	$355,050	$—	$353,333	$1,717

Interest rate swap liability	$2,653	$—	$—	$2,653
Mortgage derivative liabilities	501	—	—	501
	$3,154	$—	$—	$3,154

		Fair Value Measurements at December 31, 2011, Using
	Assets/Liabilities Measured at Fair Value	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
U.S. Government sponsored entities	$58,792	$—	$58,792	$—
Mortgage-backed investments	203,686	—	203,686	—
Obligations of states and political subdivisions	54,142	—	54,142	—
Collateralized debt obligations	819	—	—	819
Other debt securities	3,335	—	3,335	—
Total available for sale securities	$320,774	$—	$319,955	$819
Mortgage derivative assets	269	—	—	269
	$321,043	$—	$319,955	$1,088

Interest rate swap liability	$1,834	$—	$—	$1,834
Mortgage derivative liabilities	291	—	—	291
	$2,125	$—	$—	$2,125

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

The following table reports the activity for the third quarter and first nine months of 2012 and 2011 in assets measured at fair value on a recurring basis using significant unobservable (Level 3) inputs.

(Dollars in thousands)	Three Months Ended			Nine Months Ended
	September 30, 2012			September 30, 2012
	Collateralized Debt Obligations	Mortgage Derivatives	Interest Rate Swap	Collateralized Debt Obligations	Mortgage Derivatives	Interest Rate Swap
Beginning Balance	$850	$272	$(2,349)	$819	$(22)	$(1,834)
Total gains or losses (realized/unrealized):
Other-than-temporary impairment included in earnings	(25)	—	—	(29)	—	—
Other-than-temporary impairment (included in) transferred from other comprehensive income	25	—	—	21	—	—
Other gains/losses included in other comprehensive income	5	—	(457)	44	—	(1,269)
Net swap settlement recorded	—	—	153	—	—	450
IRLC and FSA issuances	—	767	—	—	862	—
IRLC and FSA expirations and fair value changes included in earnings	—	(441)	—	—	(391)	—
IRLC transfers into closed loans/FSA transferred on sales	—	(237)	—	—	(88)	—
Ending Balance	$855	$361	$(2,653)	$855	$361	$(2,653)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(25)	$—	$(153)	$(29)	$—	$(450)

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 30, 2011			September 30, 2011
	Collateralized Debt Obligations	Mortgage Derivatives	Interest Rate Swap	Collateralized Debt Obligations	Mortgage Derivatives	Interest Rate Swap
Beginning Balance	$946	$34	$103	$934	218	$817
Total gains or losses (realized/unrealized):
Other-than-temporary impairment included in earnings	(200)	—	—	(581)	—	—
Other-than-temporary impairment (included in) transferred from other comprehensive income	71	—	—	214	—	—
Other gains/losses included in other comprehensive income	(87)	—	(2,001)	163	—	(2,908)
Net swap settlement recorded	—	—	169	—	—	362
IRLC and FSA issuances	—	171	—	—	377	—
IRLC and FSA expirations and fair value changes included in earnings	—	81	—	—	(146)	—
IRLC transfers into closed loans/FSA transferred on sales	—	(155)	—	—	(318)	—
Ending Balance	$730	$131	$(1,729)	$730	131	$(1,729)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(200)	$—	$(169)	$(581)	—	$(362)

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

The following table summarizes certain quantitative information about valuation techniques and significant unobservable inputs used in determining Level 3 fair value measurements.

	Fair Value at	Valuation	Unobservable		Weighted
(Dollars in thousands)	September 30, 2012	Techniques	Inputs	Range	Average
Collateralized debt obligations	$855	Discounted cash flow	Discount margin Default rates	15.00% - 25.00% 0.25% - 1.20%	18.15% .57%
Mortgage interest rate lock agreements	665	Discounted cash flow	Pull-through rates	85.00%	85.00%
Mortgage forward sale agreements	(304)	Consensus pricing	Pull-through rates	85.00%	85.00%
Interest rate swap	(2,653)	Discounted cash flow	Discount rate	.31% - .85%	0.50%

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

The following tables summarize assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	09/30/12 (a)	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$21,243	$—	$—	$21,243
Loan foreclosures	1,901	—	—	1,901
Other real estate	7,503	—	—	7,503

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

	Fair Value at	Valuation	Unobservable		Weighted
(Dollars in thousands)	September 30, 2012	Techniques	Inputs	Range	Average
Impaired loans	$21,243	Appraisals from comparable properties	Adjustments for market conditions since appraisal	$2 thousand - $490 thousand	$60 thousand
Loan foreclosures	1,901	Appraisals from comparable properties	Adjustments for market conditions since appraisal	$1 thousand - $91 thousand	$24 thousand
Other real estate	7,503	Appraisals from comparable properties	Adjustments for market conditions since appraisal	$1 thousand - $526 thousand	$95 thousand

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

The following table summarizes losses recognized related to nonrecurring fair value measurements of individual assets or portfolios:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2012	2011	2012	2011
Impaired loans (a)	$1,331	$1,805	$6,773	$6,221
Loan foreclosures (b)	282	1,904	1,785	2,721
Other real estate (c)	645	670	2,281	3,777

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

Fair Value of Financial Instruments

The following tables present the carrying amounts and fair values of the Company’s financial instruments at September 30, 2012 and December 31, 2011:

			Fair Value Measurements at September 30, 2012, Using
	September 30, 2012		Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Carrying	Estimated
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and short-term investments	$84,382	$84,382	$84,382	$—	$—
Securities available for sale	354,188	354,188	—	353,333	855
Loans held for sale	23,548	24,450	—	—	24,450
Loans held for investment	970,671	900,750	—	—	900,750
Agency accounts receivable	322	322	322	—	—
Accrued interest receivable	6,123	6,123	14	1,668	4,441
Nonmarketable equity investments	2,197	2,197	—	—	2,197
Investments in unconsolidated VIEs	3,209	3,209	—	—	3,209
Mortgage derivative assets	862	862	—	—	862
Financial liabilities:
Noninterest-bearing deposits	233,684	233,684	233,684	—	—
NOW, MMDA and savings deposits	720,395	720,395	720,395	—	—
Certificates of deposit	395,395	401,738	—	—	401,738
Short-term borrowings	5,225	5,225	5,225	—	—
Other borrowings	38,984	40,600	—	—	40,600
Junior subordinated debt	30,928	25,224	—	—	25,224
Agency accounts payable	859	859	859	—	—
Accrued interest payable	806	806	51	—	755
Mortgage derivative liabilities	501	501	—	—	501
Other financial instruments:
Commitments to extend credit and letters of credit	(5)	(340)	—	—	(340)
Interest rate swap	(2,653)	(2,653)	—	—	(2,653)

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

Securities available for sale are predominantly valued based on prices obtained from an independent nationally recognized pricing service and market yield matrices. An external pricing service is used to electronically provide prices by CUSIP number. These prices include exchange quoted prices, dealer quoted prices and prices derived from market yields published by specialized financial database providers. The price per instrument provided by the pricing service is used and not adjusted. Typically, all securities except for some small municipal issues and the collateralized debt obligations are priced by the primary external provider. For issues that are not priced by the primary provider, we use a third-party value provided by a broker-dealer affiliate of a correspondent bank. The broker-dealer’s valuation system uses prices provided by (1) the same external pricing service that the Company uses, (2) Standard & Poor’s, (3) matrix pricing with market yield inputs provided by Bloomberg and a municipal securities market data provider and (4) the broker-dealer’s trading staff. Any quotes provided by a broker-dealer are usually non-binding. However, the Company rarely uses solicited broker-dealer quotes to price any of its securities. The broker-dealer prices all municipal securities through its pricing matrix. At September 30, 2012, the only securities that were not priced by the primary provider were 10 municipal bonds representing 5 issuers and the collateralized debt obligations. The broker-dealer’s matrix prices were used for the municipal securities and a third-party provider’s modeled prices were used for the collateralized debt obligations (CDOs).

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 3:  Investment Securities

The following is a summary of the amortized cost and fair value of securities available for sale at September 30, 2012 and December 31, 2011:

		Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
September 30, 2012:
U.S. Government sponsored entities	$71,883	$952	$2	$72,833
Mortgage-backed investments	197,675	6,108	124	203,659
Obligations of states and political subdivisions	60,512	3,334	30	63,816
Collateralized debt obligations	3,108	—	2,253	855
Other debt securities	12,779	257	11	13,025
	$345,957	$10,651	$2,420	$354,188
December 31, 2011:
U.S. Government sponsored entities	$58,714	$174	$96	$58,792
Mortgage-backed investments	198,832	5,016	162	203,686
Obligations of states and political subdivisions	51,763	2,459	80	54,142
Collateralized debt obligations	3,137	—	2,318	819
Other debt securities	3,444	25	134	3,335
	$315,890	$7,674	$2,790	$320,774

Provided below is a summary of securities available for sale which were in an unrealized loss position and the length of time that individual securities have been in a continuous loss position at September 30, 2012 and December 31, 2011. Securities on which we have taken only credit-related other-than-temporary-impairment (OTTI) write-downs are categorized as being “less than 12 months” or “12 months or more” in a continuous loss position based on the point in time that the fair value declined to below the amortized cost basis and not the period of time since the OTTI write-down.

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2012:
U.S. Government sponsored entities	$1,499	$2	$—	$—	$1,499	$2
Mortgage-backed investments	11,550	124	—	—	11,550	124
Obligations of states and political subdivisions	3,489	30	—	—	3,489	30
Collateralized debt obligations	—	—	855	2,253	855	2,253
Other debt securities	—	—	2,453	11	2,453	11
	$16,538	$156	$3,308	$2,264	$19,846	$2,420
December 31, 2011:
U.S. Government sponsored entities	$23,734	$96	$—	$—	$23,734	$96
Mortgage-backed investments	32,280	162	—	—	32,280	162
Obligations of states and political subdivisions	7,613	80	—	—	7,613	80
Collateralized debt obligations	—	—	819	2,318	819	2,318
Other debt securities	2,317	134	—	—	2,317	134
	$65,944	$472	$819	$2,318	$66,763	$2,790

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 3:  (Continued)

At September 30, 2012, there were 2 U.S. government sponsored entity securities with unrealized losses less than 12 months. There were 8 mortgage-backed securities with unrealized losses less than 12 months. There were 11 municipal securities with unrealized losses less than 12 months. There were no corporate securities with unrealized losses less than 12 months and 2 corporate securities with unrealized losses more than 12 months. The unrealized losses associated with the U.S. government sponsored entity, mortgage-backed and corporate securities were primarily driven by changes in market rates and not due to the credit quality of the securities. Of the two corporate securities that had unrealized losses extending more than twelve months, one with an unrealized loss of $12 thousand had actually improved its position from a December 31, 2011 unrealized loss of $104 thousand. The municipal securities that were in unrealized loss positions for less than a year were in unrealized loss positions due primarily to fluctuations in interest rates and market liquidity. A review of the municipal securities portfolio did not indicate any credit deterioration.

There are five collateralized debt obligations that represent the majority of unrealized losses in the investment portfolio. These obligations are secured by commercial bank trust preferred securities. Management has evaluated these instruments for impairment as of each quarter end within the accounting guidelines for determining impairments for beneficial interests using the discounted cash flow approach prescribed, which required management to make assumptions concerning the estimates of the ultimate collectability of the contractual cash flows of the beneficial interests owned. Credit downgrades of the beneficial interests are also factored in when determining whether the impairments in these securities are other-than-temporary. The discounted cash flow estimates depend on the expected cash flows that the beneficial interest issuer will receive on its investments in the trust preferred securities (the CDO collateral) of the commercial bank investees. The ability of the banks that issued trust preferred securities to the beneficial interest issuer to pay their obligations is determined based on an analysis of the financial condition of the banks. Generally, the same factors that result in credit rating downgrades of the beneficial interests also result in negative adjustments to the expected cash flows of the underlying collateral. This analysis results in an estimate of the timing and amount of cash flows derived from a determination of how many would default on their obligations and how many would eventually pay off their obligations and the timing of those events. Those estimated cash flows would first pay off more senior beneficial interests if certain collateral coverage ratios are not maintained, with the remaining amounts eventually flowing through to the interests owned by the Company. Based on this type of analysis for each beneficial interest issuer, the cash flows of each of the five beneficial interests owned by the Company are projected and discounted to their present values and compared to the amortized cost book values of the interests. This analysis has resulted in other-than-temporary impairment (OTTI) conditions for all five of the securities since 2008. During the third quarter of 2011, two of the securities incurred other-than-temporary impairments that resulted in $200 thousand in credit-related losses being charged against earnings with the remaining non-credit-related losses being charged to other comprehensive income. During the third quarter of 2012, one of the securities incurred an other-than-temporary impairment of $25 thousand. Management believes that as the economy improves, the deferrals related to the CDO collateral will cure and provide enough cash flows to the CDOs for the Company to recover its adjusted book values.

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

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30		September 30
	2012	2011	2012	2011
Beginning balance	$1,867	$1,613	$1,863	$1,232
OTTI credit losses on previously impaired securities	25	200	29	581
Ending balance	$1,892	$1,813	$1,892	$1,813

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 3:  (Continued)

The following is a summary of gains and losses on securities available for sale:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30		September 30
	2012	2011	2012	2011
Proceeds from sales	$15,954	$28,430	$49,936	$89,504
Gross realized gains	—	463	688	2,209
Gross realized losses	27	3	123	59
Net gains (losses) from sales	$(27)	$460	$565	$2,150
Gross recognized losses related to the credit component of other-than-temporary impairments	$25	$200	$29	$581

Realized gains and losses on securities available for sale are determined using the specific amortized cost of the securities sold.

Securities with a carrying value totaling $210.327 million at September 30, 2012 and $211.988 million at December 31, 2011 were pledged to secure an interest rate swap, public deposits, short-term borrowings and for other purposes required or permitted by law.

The amortized cost and fair values of debt securities available for sale at September 30, 2012, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with, or without, call or prepayment penalties. Mortgage-backed securities receive monthly payments based on the cash flows of the underlying collateral. Therefore, their stated maturities do not represent the timing of principal amounts received and no maturity distributions are shown for these securities.

(Dollars in thousands)	Amortized Cost	Fair Value
One year or less	$15,433	$15,594
After one through five years	80,991	82,995
After five through ten years	36,392	38,213
After ten years	15,466	13,727
	148,282	150,529
Mortgage-backed investments	197,675	203,659
	$345,957	$354,188

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  Loans and Allowance for Loan Losses

The Bank's loan portfolio includes commercial, consumer, agricultural and residential loans originated primarily in its markets in central and north Mississippi, southwest Tennessee, central Alabama and the Florida panhandle. The following is a summary of the Bank's loans held for investment, net of unearned income of $1.074 million at September 30, 2012 and $2.045 million at December 31, 2011:

(Dollars in thousands)	September 30, 2012	December 31, 2011
Construction and land development loans	$57,613	$69,325
Other commercial real estate loans	496,862	505,180
Asset-based loans	42,436	37,540
Other commercial loans	113,454	117,790
Home equity loans	37,196	37,024
Other 1-4 family residential loans	197,629	186,815
Consumer loans	42,137	42,666
Total loans	$987,327	$996,340

The Bank uses loans as collateral for borrowings at the Federal Reserve Bank and a Federal Home Loan Bank. Approximately $9.914 million and $18.005 million of commercial and consumer loans were pledged to a line of credit with the Federal Reserve Bank at September 30, 2012 and December 31, 2011 respectively. Approximately $157.556 million and $216.201 million of individual real estate-secured loans were pledged to the Federal Home Loan Bank at September 30, 2012 and December 31, 2011, respectively.

During the first nine months of 2011 the Company purchased $821 thousand in commercial real estate loan participations. During the first nine months of 2012 the Company purchased $4.849 million in agricultural loan participations and $3.261 million in commercial real estate participations.

During the first nine months of 2012 the Company transferred $6.576 million of mortgage loans from held-for-sale status into the portfolio of loans held for investment. During the first nine months of 2011 the Company transferred $454 thousand of mortgage loans from held-for-sale status into the portfolio of loans held for investment.

The following table presents a summary of the past due status of all loans, including nonaccrual loans, by type at September 30, 2012:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
Construction and land development loans	$544	$64	$1,023	$1,631	$55,982	$57,613	$—
Other commercial real estate loans	15,726	22	1,988	17,736	479,126	496,862	172
Asset based loans	—	—	—	—	42,436	42,436	—
Other commercial loans	123	162	339	624	112,830	113,454	152
Home equity loans	139	—	10	149	37,047	37,196	10
Other 1-4 family residential loans	1,813	429	468	2,710	194,919	197,629	67
Consumer loans	115	72	10	197	41,940	42,137	7
Total	$18,460	$749	$3,838	$23,047	$964,280	$987,327	$408

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

Loans are placed into nonaccrual status when, in management's opinion, the borrowers may be unable to meet their payment obligations, which typically occurs when principal or interest payments are more than 90 days past due. The following table presents a summary of the nonaccrual status of loans by type at September 30, 2012 and December 31, 2011 and other nonperforming assets:

(Dollars in thousands)	September 30, 2012	December 31, 2011
Construction and land development loans	$1,465	$4,398
Other commercial real estate loans	2,658	9,937
Asset based loans	—	—
Other commercial loans	613	913
Home equity loans	98	474
Other 1-4 family residential loans	1,369	1,422
Consumer loans	16	33
Total nonaccrual loans	$6,219	$17,177
Other real estate owned	28,002	36,952
Total nonperforming credit-related assets	$34,221	$54,129

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

The following table presents a summary of loans by credit risk rating at September 30, 2012.

(Dollars in thousands)
	Construction	Other Commercial Real Estate	Asset-Based	Other Commercial
10 and 20	$—	$—	$—	$21,389
30-32	39,978	396,742	26,670	88,154
40	6,512	70,839	15,387	2,462
50	10,523	29,281	379	1,375
60	600	—	—	74
Total	$57,613	$496,862	$42,436	$113,454

(Dollars in thousands)
	Home Equity	Other 1-4 Family	Consumer	Total
10 and 20	$—	$59	$13,070	$34,518
30-32	35,313	181,556	28,361	796,774
40	729	9,366	567	105,862
50	1,154	6,558	137	49,407
60	—	90	2	766
Total	$37,196	$197,629	$42,137	$987,327

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  (Continued)

During the third quarter of 2012 the Company added environmental factors of approximately 10 basis points to commercial real estate loans and 25 basis points to commercial loans for economic uncertainty in the small business environment, reflective of slow sales growth in the Company's small business markets.

The following table summarizes loans that were individually reviewed for impairment allowances at September 30, 2012:

(Dollars in thousands)
	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance:
Construction and land development loans	$6,915	$9,269	$—
Other commercial real estate loans	29,160	29,299	—
Asset based loans	—	—	—
Other commercial loans	967	967	—
Home equity loans	1,080	1,080	—
Other 1-4 family residential loans	5,092	5,191	—
Consumer loans	100	104	—
Loans with a specific valuation allowance:
Construction and land development loans	$4,208	$4,208	$1,165
Other commercial real estate loans	15,145	16,555	2,182
Asset based loans	—	—	—
Other commercial loans	481	578	450
Home equity loans	74	74	36
Other 1-4 family residential loans	1,556	1,556	400
Consumer loans	39	39	39
Total:
Construction and land development loans	$11,123	$13,477	$1,165
Other commercial real estate loans	44,305	45,854	2,182
Asset based loans	—	—	—
Other commercial loans	1,448	1,545	450
Home equity loans	1,154	1,154	36
Other 1-4 family residential loans	6,648	6,747	400
Consumer loans	139	143	39

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  (Continued)

The following table summarizes the average recorded investment in impaired loans and the amount of interest income recognized for the third quarter and first nine months of 2012:

(Dollars in thousands)	Average Investment In Impaired Loans	Interest Income Recognized	Average Investment In Impaired Loans	Interest Income Recognized
	Quarter-to-Date	Quarter-to-Date	Year-to-Date	Year-to-Date
Loans without a specific valuation allowance:
Construction and land development loans	$6,935	$80	$10,861	$308
Other commercial real estate loans	24,168	266	31,291	1,110
Asset based loans	—	—	—	—
Other commercial loans	1,549	17	965	39
Home equity loans	1,831	15	1,102	29
Other 1-4 family residential loans	7,702	75	5,723	193
Consumer loans	272	4	171	9
Loans with a specific valuation allowance:
Construction and land development loans	$2,978	$38	$3,981	$139
Other commercial real estate loans	24,748	297	15,236	526
Asset based loans	—	—	—	—
Other commercial loans	42	5	477	12
Home equity loans	76	1	159	7
Other 1-4 family residential loans	832	4	1,917	53
Consumer loans	39	—	71	3
Total:
Construction and land development loans	$9,913	$118	$14,842	$447
Other commercial real estate loans	48,916	563	46,527	1,636
Asset based loans	—	—	—	—
Other commercial loans	1,591	22	1,442	51
Home equity loans	1,907	16	1,261	36
Other 1-4 family residential loans	8,534	79	7,640	246
Consumer loans	311	4	242	12

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  (Continued)

The following table summarizes the average recorded investment in impaired loans and the amount of interest income recognized for the third quarter and first nine months of 2011:

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  (Continued)

The following table summarizes activity in the allowance for loan losses for the nine months ended September 30, 2012 by loan category:

(Dollars in thousands)
	Construction	Other CRE	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of period	$4,131	$4,073	$3,347	$2,607	$795	$—	$14,953
Provision charged to expense	701	4,199	631	741	268	—	6,540
Losses charged off	(1,594)	(2,810)	(667)	(925)	(560)	—	(6,556)
Recoveries	754	288	130	369	178	—	1,719
Balance, end of period	$3,992	$5,750	$3,441	$2,792	$681	$—	$16,656
Ending balance:
Individually evaluated for impairment	$1,165	$2,182	$450	$436	$39	$—	$4,272
Ending balance:
Collectively evaluated for impairment	$2,827	$3,568	$2,991	$2,356	$642	$—	$12,384
Ending balance:
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—
Loans:
Ending balance	$57,613	$496,862	$155,890	$234,825	$42,137	$—	$987,327
Ending balance:
Individually evaluated for impairment	$11,123	$44,305	$1,448	$7,802	$139	$—	$64,817
Ending balance:
Collectively evaluated for impairment	$46,490	$452,557	$154,442	$227,023	$41,998	$—	$922,510
Ending balance:
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

The following table summarizes activity in the allowance for loan losses for the three months ended September 30, 2012 by loan category:

(Dollars in thousands)
	Construction	Other CRE	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of period	$4,148	$4,776	$3,023	$2,792	$571	$—	$15,310
Provision charged to expense	(234)	1,053	580	315	266	—	1,980
Losses charged off	(88)	(226)	(188)	(329)	(204)	—	(1,035)
Recoveries	166	147	26	14	48	—	401
Balance, end of period	$3,992	$5,750	$3,441	$2,792	$681	$—	$16,656

The provision expense for construction loans was negative for the third quarter of 2012 as the pool of loans collectively evaluated for impairment decreased by $9.952 million from the prior quarter end and as recoveries exceeded charge-offs for the quarter.

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

Restructured loans are considered to be impaired loans. A troubled debt restructuring occurs when a creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. That concession either stems from an agreement between the creditor and the debtor or is imposed by law or a court. The following table presents information about the Company’s restructured loan portfolio as of September 30, 2012 and December 31, 2011:

(Dollars in thousands)	September 30, 2012		December 31, 2011
	Recorded Balance	Allowance	Recorded Balance	Allowance
Restructured loans with an allowance:
Construction and land development loans	$442	$63	$136	$61
Other commercial real estate loans	4,571	922	4,018	320
Other commercial loans	238	238	387	117
Other 1-4 family residential loans	60	13	199	76
Restructured loans without an allowance:
Construction and land development loans	1,219	—	2,725	—
Other commercial real estate loans	11,483	—	17,002	—
Other commercial loans	79	—	119	—
Other 1-4 family residential loans	568	—	1,194	—
Total restructured loans	$18,660	$1,236	$25,780	$574

At September 30, 2012, there were no available credit commitments for restructured loans. At December 31, 2011, there were $356 thousand in available credit commitments for construction and land development restructured loans.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  (Continued)

There were no loans restructured during the third quarter of 2012 or during the first nine months of 2012. The following table summarizes the activity for troubled debt restructurings that occurred in the third quarter of 2011.

(Dollars in thousands)	Number of Loans Modified	Pre Modification Balance	Post Modification Balance
Interest Rate Modifications:
Construction and land development loans	1	$465	$463
Other commercial real estate loans	1	181	180
Total rate modifications	2	$646	$643

Term Extensions and Renewals:
Construction and land development loans	1	$404	$404
Other commercial real estate loans	1	109	109
Other commercial loans	—	—	—
Other 1-4 family residential loans	1	345	345
Total extensions and renewals	3	$858	$858
Total loans restructured	5	$1,504	$1,501

The following table summarizes the activity for troubled debt restructurings that occurred during the first nine months of 2011.

(Dollars in thousands)	Number of Loans Modified	Pre Modification Balance	Post Modification Balance
Interest Rate Modifications:
Construction and land development loans	3	$1,156	$1,125
Other commercial real estate loans	2	340	338
Other 1-4 family residential loans	3	158	157
Total rate modifications	8	$1,654	$1,620

Term Extensions and Renewals:
Construction and land development loans	4	$2,987	$2,987
Other commercial real estate loans	7	9,663	9,663
Other commercial loans	1	1,797	1,797
Other 1-4 family residential loans	2	496	496
Total extensions and renewals	14	$14,943	$14,943
Total loans restructured	22	$16,597	$16,563

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  (Continued)

The following table presents loans modified under the terms of a TDR that became 90 days or more delinquent or were foreclosed on during the three and nine month periods ended September 30, 2012, that were initially restructured within the prior twelve months.

(Dollars in thousands)	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Number of Loans	Amortized Cost	Number of Loans	Amortized Cost
Construction and land development loans	1	$295	1	$295
Other commercial loans	—	—	1	335
Other 1-4 family residential loans	1	38	3	342
Total subsequent defaults	2	$333	5	$972

The construction and land development loan for the third quarter and first nine months of 2012 was a foreclosure. Approximately $152 thousand of other 1-4 family residential loans for the first nine months of 2012 were foreclosures. The remaining defaults were 90 day delinquencies and all defaults were term extensions and renewals.

The following table presents loans modified under the terms of a TDR that became 90 days or more delinquent or were foreclosed on during the three and nine month periods ended September 30, 2011, that were initially restructured within the prior twelve months.

(Dollars in thousands)	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Number of Loans	Amortized Cost	Number of Loans	Amortized Cost
Construction and land development loans	2	$1,951	2	$1,951
Other commercial real estate loans	4	6,497	4	6,497
Other 1-4 family residential loans	3	155	3	155
Total subsequent defaults	9	$8,603	9	$8,603

The defaults for construction and land development loans for the third quarter and first nine months of 2011 defaults were foreclosures. Approximately $1.118 million of the defaults for other commercial real estate loans for the third quarter and first nine months of 2011 were foreclosures. The remaining balances were subsequent 90 day delinquencies.

Note 5:  Other Intangible Assets

Following is a summary of intangible assets, net of accumulated amortization, included in the consolidated statements of condition:

Core Deposit Intangible
	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30		September 30
	2012	2011	2012	2011
Beginning Balance	$4,373	$4,799	$4,586	$5,013
Amortization expense	(107)	(106)	(320)	(320)
Ending Balance	$4,266	$4,693	$4,266	$4,693

Estimated future amortization expense
Remainder of 2012	$107
2013	427
2014	427
2015	427
2016	427
2017	427

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 6:  Borrowing Arrangements

The following is a summary of other borrowings at September 30, 2012 and December 31, 2011:

(Dollars in thousands)	September 30 2012	December 31 2011
Company’s line of credit in the amount of $5,000,000, maturing in March 2013; secured by approximately 51% of the Bank’s common stock; interest payable quarterly at the prime rate with a floor of 3.50%	$2,917	$3,292
Bank’s advances from Federal Home Loan Banks	36,067	39,709
	$38,984	$43,001
Company’s junior subordinated debentures, interest payable quarterly at 90-day LIBOR plus 1.33% through March 2036; currently redeemable	$30,928	$30,928

The Company’s revolving correspondent line of credit, as modified in March 2012, requires three principal payments of at least $125 thousand each – one during the second, third and fourth quarters of 2012. The line of credit contains certain restrictive covenants related to capital ratios, asset quality, returns on average assets, dividends and supervisory actions by the Company’s regulators. The Company was in compliance with the covenants at September 30, 2012.

The Bank has advances and letters of credit from the Federal Home Loan Bank of Dallas (FHLB) collateralized by real estate-secured loans. The Bank must pledge collateral to obtain advances from the FHLB. Based on the amount of collateral pledged as of September 30, 2012 the Bank had approximately $49.902 million in available credit.

The Bank has a line of credit with the Federal Reserve Discount Window collateralized by commercial and consumer loans. The bank had a line of credit of approximately $6.444 million at September 30, 2012, all of which was available.

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

Accretion of the discount associated with the preferred stock is recognized as an increase to preferred stock dividends in determining net income available to common shareholders. The discount on the Class B, Series A Preferred Stock was being accreted over a five year period using the effective yield method. The discount on the Class B, Series CD Preferred Stock is being accreted over an eight year period. The discount accretion recognized on the Class B, Series CD Preferred Stock was $870 thousand during the first nine months of 2011. The discount accretion recognized on the Class B, Series CD Preferred Stock was $964 thousand during the first nine months of 2012.

The following table summarizes preferred stock of the Company:

(Dollars in thousands)		Shares at		Shares at		Carrying Value
		September 30, 2012		December 31, 2011		September 30, 2012	December 31, 2011
	Rate	Authorized	Outstanding	Authorized	Outstanding
Class A	—	1,000,000	—	1,000,000	—	$—	$—
Class B:		1,000,000		1,000,000
Series A	5%		—		—	—	—
Series CD	2%		30,000		30,000	18,528	17,564
						$18,528	$17,564

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 8:  Pension and Other Employee Benefit Plans

As discussed in Note 18: Employee Benefit Plans, to the December 31, 2011 financial statements, the Bank has a defined benefit pension plan covering substantially all full time employees of the Bank and its subsidiaries. The following table provides a summary of the components of the unamortized pension costs recognized in stockholders’ equity as of September 30, 2012 and December 31, 2011:

(Dollars in thousands)	Balance	2012	Balance
	12/31/11	Amortization	09/30/12
Unamortized actuarial loss	$4,272	$(1,602)	$2,670
Deferred taxes	(1,593)	597	(996)
Net unamortized pension costs	$2,679	$(1,005)	$1,674

The following is a summary of the components of net periodic benefit costs for the three and nine month periods ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30		September 30
	2012	2011	2012	2011
Interest cost	$103	$112	$307	$336
Expected return on plan assets	(132)	(140)	(395)	(422)
Amortization of prior service costs	—	(7)	—	(19)
Recognized actuarial loss	534	246	1,602	738
Net pension cost	$505	$211	$1,514	$633
The Company made $226 thousand in contributions to the pension plan during the first nine months of 2012. The Company made $112 thousand in contributions to the pension plan during the first nine months of 2011. The Company expects to make approximately $236 thousand in contributions to the pension plan during the remainder of 2012.

The Company made $75 thousand in contributions to the ESOP and $500 thousand in matching contributions to the 401k plan during the first nine months of 2012. The Company made $75 thousand in contributions to the ESOP and $256 thousand in matching contributions to the 401k plan during the first nine months of 2011. During 2012 the Company matched 60% of an employee's first 6% of salary deferral in the 401k plan for all employees with less than three years of credited service and 75% for employees with three years or more of credited service. During the first half of 2011, the matching percentages were 30% and 37.5% respectively.

The Company has a nonqualified deferred compensation plan for certain senior officers. Participants deferred $60 thousand of compensation and received $12 thousand in distributions during the first nine months of 2012. Participants deferred $42 thousand of compensation and received $10 thousand in distributions during the first nine months of 2011. Employee benefit expenses include charges for earnings increases of $61 thousand for the first nine months of 2012 and $50 thousand for the first nine months of 2011. The plan incurred $3 thousand of expenses during the first nine months of 2012 and $3 thousand during the first nine months of 2011. Liabilities of the plan were $615 thousand at September 30, 2012 and $550 thousand at September 30, 2011, substantially all of which were vested.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 9:  Share-based Compensation

The Company uses the fair value method of accounting for stock-based compensation. The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model.

The following table is a summary of stock awards activity:

	2005 Plan					1999 Plan
		Restricted Stock		Stock Options		Stock Options
	Shares Available For Grant	Number of Shares	Weighted Average Grant Date Fair Value	Number Of Shares	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price
January 1, 2011	603,634	63,000	$16.995	16,600	$12.043	15,800	$16.018
Awards Granted	(3,000)	—	—	3,000	4.120	—	—
Vested	—	(6,000)	16.855	—	—	—	—
Forfeitures	12,800	(11,000)	16.915	(1,800)	13.840	—	—
Expired	—	—	—	—	—	—	—
September 30, 2011	613,434	46,000	$17.032	17,800	$10.526	15,800	$16.018
January 1, 2012	613,434	46,000	$17.032	17,800	$10.526	15,800	$16.018
Awards Granted	(380,646)	380,646	4.510	—	—	—	—
Vested	—	(37,000)	17.075	—	—	—	—
Forfeitures	4,600	(4,000)	4.510	(600)	5.140	—	—
Expired	—	—	—	—	—	(5,000)	12.625
September 30, 2012	237,388	385,646	$4.798	17,200	$10.714	10,800	$17.590
Shares exercisable at September 30, 2012		—	—	11,800	$13.055	10,800	$17.590

The Company estimates a forfeiture rate of 9.45% (1.89% annual rate) for stock options issued to employees and a forfeiture rate of 5.45% (1.09% annual rate) for stock options issued to directors in determining net compensation costs. At September 30, 2012, there were $8 thousand in unrecognized compensation costs related to stock option awards.

The Company issues restricted stock awards to certain executives and other key employees. The awards vest over periods of one to seven years and are forfeited in their entirety if the officer leaves the Company before the end of the vesting term. Dividends are paid quarterly to restricted stock grantees. In April 2012 the Company granted 298,746 shares of restricted stock to certain officers and other employees. Also during April 2012 the Company granted 130,000 shares of restricted stock to the directors of the Company who are not members of management. The grants to non-management directors were revised during the third quarter by the Board due to a limit on the number of shares that could be granted under the plan. The revised grants to non-management directors were 81,900 shares of restricted stock with a Board commitment to issue an additional 48,100 restricted shares in April 2013 pending shareholder approval of an increase in the director sublimit in the plan. As a sublimit under the plan, there are 100,000 shares available for awards to directors who are not employees of the Company at the time of the grant. At the time of the April 2012 grants, 82,200 shares remained available for grants to such directors. The grants of 130,000 shares to non-employee directors would exceed the amount of shares currently available under the applicable sublimit. The Board proposes to amend the sublimit without affecting the total authorized shares under the plan and to seek shareholder approval of the proposed amendment. The amount of these grants in excess of the existing limitation - 48,100 shares in this case - are contingent on shareholder approval of the amendment. The April grants vest over a 5 year period and may be forfeited if the employee or director leaves before the completion of the vesting period. The 2012 stock grants do not contain any performance conditions. At September 30, 2012, there were $1.534 million in unrecognized compensation costs for all restricted stock grants. The unrecognized costs at September 30, 2012, are expected to be recognized over a weighted-average period of 4.45 years. The Company estimates that 4.00% (0.80% annual rate) of the employee shares and 2.00% (0.40% annual rate) of the director shares will be forfeited in determining net compensation expenses recognized.

In July 2010 the Board of Directors approved the reservation of 1,000,000 shares of authorized, unissued shares for issuance in lieu of cash for directors’ fees earned for 2010 and beyond. All shares are issued at market value and provide a convenient way for directors to receive shares of the Company based on the amount of directors’ fees that would otherwise be paid. Directors individually elect a percentage of their compensation, not less than 50%, to be received in common stock with the balance of the fees being paid in cash each quarter. For the third quarter of 2012, 5,994 shares were issued to directors in lieu of fees. For the first nine months of 2012, 23,156 shares were issued to directors in lieu of fees.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 10:  Accumulated Other Comprehensive Income (Loss)

The following is a summary of the gross amounts of accumulated other comprehensive income (loss) and the related income tax effects:

(Dollars in thousands)	Gross	Tax	Net
September 30, 2012:
Net unrealized gain on securities available for sale	$10,484	$3,910	$6,574
Net unrealized loss on other-than-temporarily impaired securities available for sale	(2,253)	(840)	(1,413)
Net unamortized pension costs	(2,670)	(996)	(1,674)
Net unrealized loss on cash flow hedge	(2,653)	(990)	(1,663)
	$2,908	$1,084	$1,824
December 31, 2011:
Net unrealized gain on securities available for sale	$7,202	$2,688	$4,514
Net unrealized loss on other-than-temporarily impaired securities available for sale	(2,318)	(865)	(1,453)
Net unamortized pension costs	(4,272)	(1,593)	(2,679)
Net unrealized loss on cash flow hedge	(1,834)	(684)	(1,150)
	$(1,222)	$(454)	$(768)
September 30, 2011:
Net unrealized gain on securities available for sale	$8,350	$3,115	$5,235
Net unrealized loss on other-than-temporarily impaired securities available for sale	(2,457)	(916)	(1,541)
Net unamortized pension costs	(2,208)	(824)	(1,384)
Net unrealized gain on cash flow hedge	(1,729)	(645)	(1,084)
	$1,956	$730	$1,226

Note 11:  Regulatory Matters

Federal banking regulations require that the Bank maintain certain cash reserves based on a percent of deposits. This requirement was $4.224 million at September 30, 2012 and $2.258 million at December 31, 2011. The reserve requirements were covered by vault cash of $13.364 million at September 30, 2012 and $12.311 million at December 31, 2011. The Company is also required to hold a clearing balance of $2.000 million with the Federal Reserve. This clearing balance was included in interest bearing bank balances at September 30, 2012 and December 31, 2011.

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

Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Total Capital and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined). Management believes, as of September 30, 2012, that all capital adequacy requirements have been met.

As of September 30, 2012, the most recent notification by the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 11:  (Continued)

The Company's and Bank's actual capital amounts and ratios as of September 30, 2012, and December 31, 2011, are also presented in the table:

(Dollars in thousands)	Actual		Minimum Capital		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2012:
Total capital (to risk weighted assets):
Company	$149,994	12.76%	$94,239	8.00%	$—	—%
Bank	147,353	12.56%	93,881	8.00%	117,352	10.00%
Tier I capital (to risk weighted assets):
Company	135,277	11.51%	47,119	4.00%	—	—%
Bank	132,659	11.30%	46,941	4.00%	70,411	6.00%
Tier I capital (to average assets):
Company	135,277	8.81%	61,414	4.00%	—	—%
Bank	132,659	8.67%	61,175	4.00%	76,469	5.00%
December 31, 2011:
Total capital (to risk weighted assets):
Company	$141,434	12.09%	$93,564	8.00%	$—	—%
Bank	141,088	12.08%	93,410	8.00%	116,762	10.00%
Tier I capital (to risk weighted assets):
Company	126,810	10.84%	46,782	4.00%	—	—%
Bank	126,488	10.83%	46,705	4.00%	70,057	6.00%
Tier I capital (to average assets):
Company	126,810	8.17%	62,072	4.00%	—	—%
Bank	126,488	8.17%	61,933	4.00%	77,416	5.00%

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

In November 2009, the Company entered into an informal agreement with the Federal Reserve Bank of St. Louis (the “Federal Reserve”). The agreement requires prior approval by the Federal Reserve of (1) the declaration or payment by the Company of dividends to shareholders and (2) the payment of interest on outstanding trust preferred securities and the payment of dividends on outstanding TARP preferred stock and (3) the incurrence of additional debt. The agreement is not a “written agreement” for purposes of Section 8 of the Federal Deposit Insurance Act, as amended. The Federal Reserve approved, pursuant to the informal agreement, the common dividends payable to shareholders, the interest payment on the trust preferred securities and the dividends payable on the TARP preferred stock for the first nine months of 2012.

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 12:  Income Taxes

Income tax expense was as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30		September 30
	2012	2011	2012	2011
Current income tax expense	$—	$1	$2	$3
Deferred income tax expense	645	390	1,754	797
Total income tax expense	$645	$391	$1,756	$800

Net deferred tax assets totaled $11.011 million at September 30, 2012 and $14.115 million at December 31, 2011. Management has reviewed its deferred tax assets and determined that it is more likely than not that the deferred tax assets will be realized in the foreseeable future and therefore no valuation allowance has been accrued.

In connection with its 2009 and 2010 operating losses and $7.895 million in taxable earnings for 2011, the Company had the following net operating losses and tax credits available for carryover for Federal income tax purposes at December 31, 2011:

(Dollars in thousands)
	Amount	Expiration Dates
Net operating loss from 2009	$6,805	2029
Net operating loss from 2010	4,321	2030
Tax credits from 2008	26	2028
Tax credits from 2009	57	2029
Tax credits from 2010	203	2030
Tax credits from 2011	377	2031
Alternative minimum tax credits from all years	738	indefinite lived

Federal tax credits for 2011 include a $120 thousand credit related to an adjustment to the amended tax returns for 2006 and 2007. The Company carried back more than the allowable net operating losses for alternative minimum tax purposes and therefore, owed approximately $184 thousand in alternative minimum tax for 2007. The tax due was accrued during the fourth quarter of 2011 and paid during the third quarter of 2012. The taxes paid, net of $64 thousand in credits that were available but not taken in the amended 2006 return, are available to be carried forward as tax credits.

The Company is currently being audited for the tax years of 2008 through 2010 by the Mississippi State Tax Commission. The audit is expected to be concluded by the end of 2012.

The Company had no material recognized uncertain tax positions as of September 30, 2012 or December 31, 2011 and therefore did not have any tax accruals in 2012 or 2011 related to uncertain positions. The Company is no longer subject to Federal income tax examinations of tax returns filed for years before 2008.

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

The calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	September 30		September 30
	2012	2011	2012	2011
Net income	$1,794	$1,330	$5,154	$3,386
Preferred dividends	479	448	1,413	1,320
Net income attributable to common stock	1,315	882	3,741	2,066
Net income allocated to common stockholders:
Distributed	92	89	276	273
Undistributed	1,172	789	3,353	1,781
	$1,264	$878	$3,629	$2,054
Weighted-average basic common and participating shares outstanding	9,599,721	9,184,872	9,452,463	9,177,590
Less: weighted average participating restricted shares outstanding	413,918	51,391	283,450	57,220
Weighted-average basic shares outstanding	9,185,803	9,133,481	9,169,013	9,120,370
Basic net income per share	0.14	0.10	0.40	0.23
Weighted-average basic common and participating shares outstanding	9,599,721	9,184,872	9,452,463	9,177,590
Add: share-based options and stock warrant	1,594	—	—	—
	9,601,315	9,184,872	9,452,463	9,177,590
Less: weighted average participating restricted shares outstanding	413,918	51,391	283,450	57,220
Weighted-average dilutive shares outstanding	9,187,397	9,133,481	9,169,013	9,120,370
Dilutive net income per share	0.14	0.10	0.40	0.23
Weighted-average shares of potentially dilutive instruments that are not included in the dilutive share calculation due to anti-dilutive effect:
Compensation plan-related stock options	19,600	33,600	30,429	32,954
Common stock warrant	513,113	513,113	513,113	513,113

Note 14:  Derivative Financial Instruments

In November 2010 the Company entered into an interest rate swap designed to hedge the interest cash flows of its junior subordinated debentures. The swap became effective on March 15, 2011, which is the date on which the junior subordinated debentures switched from a fixed interest rate to a floating interest rate. The maturity date of the swap is March 15, 2018. The Company expects the hedge to be highly effective and it is being accounted for as a cash flow hedge. The unrealized gains and losses of the interest rate swap are being recorded in accumulated other comprehensive income until the interest payment due dates when the balance remaining in other comprehensive income will be removed and charged or credited to interest expense. The swap is designed to make fixed rate payments at 3.795% to the counterparty and receive floating rate payments at three month LIBOR plus 1.33% from the counterparty. Government sponsored entity securities with a fair value of $1.520 million and cash of $1.873 million were pledged as collateral on the swap at September 30, 2012. Government sponsored entity securities with a fair value of $1.505 million and cash of $1.861 million were pledged as collateral on the swap at December 31, 2011.

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 14:  (Continued)

The following tables summarize the Company’s derivative positions:

	As of September 30, 2012
	Asset Derivatives			Liability Derivatives
(Dollars in thousands)	Balance Sheet Classification	Notional Amount	Fair Value	Balance Sheet Classification	Notional Amount	Fair Value
Derivatives designated in cash flow hedging relationships:
Interest rate swap	Other assets	$—	$—	Other liabilities	$30,000	$2,653
Derivatives not designated as hedging instruments:
Forward sale agreements	Other assets	18,184	106	Other liabilities	46,010	410
Written interest rate options (locks)	Other assets	30,792	756	Other liabilities	9,896	91
Total derivatives		$48,976	$862		$85,906	$3,154

	As of December 31, 2011
	Asset Derivatives			Liability Derivatives
(Dollars in thousands)	Balance Sheet Classification	Notional Amount	Fair Value	Balance Sheet Classification	Notional Amount	Fair Value
Derivatives designated in cash flow hedging relationships:
Interest rate swap	Other assets	$—	$—	Other liabilities	$30,000	$1,834
Derivatives not designated as hedging instruments:
Forward sale agreements	Other assets	22,220	135	Other liabilities	15,287	124
Written interest rate options (locks)	Other assets	4,225	134	Other liabilities	7,021	167
Total derivatives		$26,445	$269		$52,308	$2,125

Amounts included in the consolidated statements of operations and in other comprehensive income (OCI) in for the three and nine month periods ending on September 30 of 2012 and 2011 are summarized in the following tables:

	Three Months Ended September 30, 2012
(Dollars in thousands)	Amount of pre-tax gain (loss) recognized in OCI (Effective Portion)	Classification of gain (loss) reclassified from AOCI into earnings (Effective Portion)	Amount of pre-tax gain (loss) reclassified from AOCI into earnings (Effective Portion)
Derivatives in cash flow hedging relationships:
Interest rate swap	$(457)	Interest on junior subordinated debt	$(153)
	Classification of gain (loss) recognized in earnings		Amount of pre-tax gain (loss) recognized in earnings
Derivatives not designated as hedging instruments:
Forward sale agreements	Mortgage banking income		$(341)
Written interest rate options (locks)	Mortgage banking income		667
Total			$326

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 14:  (Continued)

	Nine Months Ended September 30, 2012
(Dollars in thousands)	Amount of pre-tax gain (loss) recognized in OCI (Effective Portion)	Classification of gain (loss) reclassified from AOCI into earnings (Effective Portion)	Amount of pre-tax gain (loss) reclassified from AOCI into earnings (Effective Portion)
Derivatives in cash flow hedging relationships:
Interest rate swap	$(1,269)	Interest on junior subordinated debt	$(450)
	Classification of gain (loss) recognized in earnings		Amount of pre-tax gain (loss) recognized in earnings
Derivatives not designated as hedging instruments:
Forward sale agreements	Mortgage banking income		$(392)
Written interest rate options (locks)	Mortgage banking income		863
Total			$471

	Three Months Ended September 30, 2011
(Dollars in thousands)	Amount of pre-tax gain (loss) recognized in OCI (Effective Portion)	Classification of gain (loss) reclassified from AOCI into earnings (Effective Portion)	Amount of pre-tax gain (loss) reclassified from AOCI into earnings (Effective Portion)
Derivatives in cash flow hedging relationships:
Interest rate swap	$(2,001)	Interest on junior subordinated debt	$(169)
	Classification of gain (loss) recognized in earnings		Amount of pre-tax gain (loss) recognized in earnings
Derivatives not designated as hedging instruments:
Forward sale agreements	Mortgage banking income		$(28)
Written interest rate options (locks)	Mortgage banking income		118
Total			$90

	Nine Months Ended September 30, 2011
(Dollars in thousands)	Amount of pre-tax gain (loss) recognized in OCI (Effective Portion)	Classification of gain (loss) reclassified from AOCI into earnings (Effective Portion)	Amount of pre-tax gain (loss) reclassified from AOCI into earnings (Effective Portion)
Derivatives in cash flow hedging relationships:
Interest rate swap	$(2,908)	Interest on junior subordinated debt	$(362)
	Classification of gain (loss) recognized in earnings		Amount of pre-tax gain (loss) recognized in earnings
Derivatives not designated as hedging instruments:
Forward sale agreements	Mortgage banking income		$137
Written interest rate options (locks)	Mortgage banking income		94
Total			$231

A net settlement payment of $156 thousand was made to the swap counterparty on September 17, 2012. A total of $455 thousand in settlement payments were made to the swap counterparty during the first nine months of 2012. The Company estimates that approximately $159 thousand will be recognized as a charge to interest expense during the remainder of 2012 related to the swap. The Company expects approximately $632 thousand related to future swap settlements to be recognized as a charge to interest expense over the next twelve months.

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

The Company is involved as a limited partner in two low income housing tax credit entities. The Company has determined that it is not the primary beneficiary of these partnerships because it does not have the power to direct the activities of the entity – primarily construction, renovation and property management – that most significantly impact the entity’s economic performance. The Company had a total investment and a total exposure of $2.281 million in these entities at September 30, 2012 and $2.497 million at December 31, 2011. The low income housing tax credit partnership investments are evaluated for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable.

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

Financial Summary

Net income for the third quarter of 2012 was $1.794 million, or $0.14 basic and diluted earnings per share as compared to net income of $1.330 million, or $0.10 basic and diluted earnings per share for the same period in 2011 and net income of $1.753 million or $0.14 basic and diluted earnings per share for the second quarter of 2012. Net income for the first nine months of 2012 was $5.154 million or $0.40 basic and diluted earnings per share as compared to net income of $3.386 million or $0.23 basic and diluted earnings per share for the same period in 2011. The major factors contributing to the improvement in earnings for the third quarter of 2012 as compared to the third quarter of 2011 were (1) an increase of $833 thousand in mortgage revenues, (2) a $600 thousand decrease in the loan loss provisions and (3) a small decrease in noninterest expenses highlighted by a decrease of $557 thousand in salaries and employee benefits, a $307 thousand decrease in foreclosure expenses and a $212 thousand decrease in FDIC insurance. The major factors contributing to the improvement in earnings for the third quarter of 2012 as compared to the second quarter of 2012 were (1) a $300 thousand decrease in provision for loan loss expense and (2) a decrease of $220 thousand in FDIC insurance expense offset by (3) a $449 thousand decrease in mortgage revenues.

Highlights for the first nine months of 2012 and 2011 are as follows:

•	Debit card revenues increased by 11.11% for the third quarter of 2012 from the third quarter of 2011

•	The net interest margin increased to 3.73% in the third quarter of 2012 from 3.72% in the third quarter of 2011

•	Loans held for investment were down by $27.639 million from the September 30, 2011 balance

•	Nonaccrual loans were 0.62% of total loans at September 30, 2012 as compared to 2.59% at September 30, 2011

•	Annualized net charge-offs were 0.26% for the third quarter of 2012 as compared to 2.03% for the third quarter of 2011

•	The lease was transferred and fixed assets sold of the Niceville, Florida branch to another financial institution in May 2012

•	As a result of branch closings and other cost-saving initiatives, full-time equivalent employees dropped from 496 employees at September 30, 2011 to 466 employees at September 30, 2012

FIRST M & F CORPORATION

The following table shows the quarterly net loan, non-interest bearing deposit, and interest bearing deposit changes for the last five quarters:

(Net change, in thousands)

	Loans	Non-Interest Bearing Deposits	Interest Bearing Deposits
3rd Qtr 2011	$(29,629)	$(21,584)	$(19,056)
4th Qtr 2011	(18,626)	9,676	(22,072)
1st Qtr 2012	(16,845)	6,885	32,160
2nd Qtr 2012	3,101	(2,458)	(46,712)
3rd Qtr 2012	4,731	(2,461)	(9,403)

The following table shows the quarterly net interest income, loan loss accruals, non-interest income and non-interest expense amounts for the last five quarters:

(Net amount, in thousands)

	Net Interest Income	Loan Loss Accruals	Non-Interest Income	Non-Interest Expense
3rd Qtr 2011	$13,225	$2,580	$5,219	$14,143
4th Qtr 2011	12,643	2,280	5,912	15,077
1st Qtr 2012	12,964	2,280	5,421	13,986
2nd Qtr 2012	12,916	2,280	6,035	14,319
3rd Qtr 2012	12,872	1,980	5,607	14,060

The following table shows the components of pre-tax basic earnings per share for the last five quarters:

	3rd Qtr 2012	2nd Qtr 2012	1st Qtr 2012	4th Qtr 2011	3rd Qtr 2011
Net interest income	$1.40	$1.41	$1.42	$1.38	$1.45
Loan loss expense	0.21	0.25	0.25	0.25	0.28
Noninterest income	0.61	0.66	0.59	0.65	0.57
Noninterest expense	1.53	1.56	1.53	1.65	1.55
Net income before taxes	$0.27	$0.26	$0.23	$0.13	$0.19

FIRST M & F CORPORATION

The following table shows performance ratios for the last five quarters:

	3rd Qtr 2012	2nd Qtr 2012	1st Qtr 2012	4th Qtr 2011	3rd Qtr 2011
Net interest margin	3.73%	3.72%	3.67%	3.64%	3.72%
Efficiency ratio	75.21%	74.70%	75.18%	80.29%	75.76%
Return on assets	0.46%	0.45%	0.40%	0.25%	0.33%
Return on total equity	6.18%	6.27%	5.84%	3.54%	4.78%
Return on common equity	5.38%	5.46%	4.95%	2.27%	3.76%
Noninterest income to avg. assets	1.44%	1.54%	1.36%	1.50%	1.30%
Noninterest income to revenues (1)	29.99%	31.48%	29.14%	31.48%	27.96%
Noninterest expense to avg assets	3.62%	3.65%	3.50%	3.82%	3.52%
Salaries and benefits to total noninterest expense	49.07%	47.05%	49.07%	45.76%	52.72%
Nonaccrual loans to loans	0.62%	0.64%	1.45%	1.68%	2.59%
90 day past due loans to loans	0.04%	0.15%	0.02%	0.06%	0.02%
Annualized net charge offs as a percent of average loans	0.26%	1.26%	0.47%	1.37%	2.03%

(1)	Revenues equal tax-equivalent net interest income before loan loss expense, plus noninterest income.

The following table shows revenue related performance statistics for the last five quarters:

(Dollars in thousands)	3rd Qtr 2012	2nd Qtr 2012	1st Qtr 2012	4th Qtr 2011	3rd Qtr 2011
Mortgage originations	$47,295	$38,693	$30,508	$41,297	$25,863
Trust revenues	43	46	41	43	56
Retail investment revenues	70	117	99	110	90
Revenues per FTE employee	40	41	40	39	37
Agency commissions per agency FTE employee (1)	27	22	22	20	26
(1) Agency commissions are property, casualty, life and health commissions produced by the insurance agency personnel.

The following table shows additional statistics for the Company at the end of the last five quarters:

	3rd Qtr 2012	2nd Qtr 2012	1st Qtr 2012	4th Qtr 2011	3rd Qtr 2011
Full-time equivalent employees	466	468	460	460	496
Number of noninterest-bearing deposit accounts	31,962	31,980	32,081	32,332	32,587

FIRST M & F CORPORATION

Net Interest Income

Net interest income before loan loss expenses for the first nine months of 2012 was $38.752 million as compared to $39.221 million for the first nine months of 2011. For the first nine months of 2012 compared to 2011: earning asset yields decreased by 36 basis points, liability costs decreased by 41 basis points, the net interest spread increased by 5 basis points and the net interest margin increased by 1 basis point.
Net interest income before loan loss expenses for the third quarter of 2012 was $12.872 million as compared to $13.225 million for the third quarter of 2011 and $12.916 million for the second quarter of 2012. For the third quarter of 2012 compared to the same quarter of 2011: earning asset yields decreased by 32 basis points, liability costs decreased by 35 basis points, the net interest spread increased by 3 basis points and the net interest margin increased by 1 basis point. For the third quarter of 2012 compared to the second quarter of 2012: earning asset yields decreased by 6 basis points, liability costs decreased by 6 basis points, the net interest spread increased by 1 basis point and the net interest margin increased by 1 basis point.

Balance sheet dynamics affecting the comparative net interest margins for the first nine months of 2012 compared to 2011 include (1) a decrease of 6.17% in average loans held for investment, (2) a decrease in average loans as a percentage of earning assets from 72.23% in the first nine months of 2011 to 69.02% in the first nine months of 2012, (3) a decrease in average interest-bearing deposits of 2.84%, (4) a decrease in average other borrowings of 7.71% and (5) an increase in average noninterest-bearing deposits as a percentage of total assets from 13.49% in 2011 to 14.62% in 2012.
Balance sheet dynamics affecting the comparative net interest margins for the third quarter of 2012 compared to 2011 include (1) a decrease of 4.29% in average loans held for investment, (2) a decrease in average loans held for investment as a percentage of earning assets from 71.75% in the third quarter of 2011 to 70.47% in the third quarter of 2012, (3) a decrease in average interest-bearing deposits of 4.86%, (4) a decrease in average other borrowings of 6.89% and (5) an increase in average noninterest-bearing deposits as a percentage of total assets from 14.05% in 2011 to 15.07% in 2012.

Balance sheet dynamics affecting the comparative net interest margins for the third quarter of 2012 compared to the second quarter of 2012 include (1) an increase of 1.10% in average loans held for investment, (2) an increase in average loans held for investment as a percentage of earning assets from 68.54% in the second quarter of 2012 to 70.47% in the third quarter of 2012, (3) a decrease in average interest-bearing deposits of 3.18%, (4) a decrease in average other borrowings of 1.87% and (5) an increase in average noninterest-bearing deposits as a percentage of total assets from 14.75% in the second quarter of 2012 to 15.07% in the third quarter of 2012.

Yield and cost dynamics affecting the comparative net interest margins for the first nine months of 2012 compared to 2011 include (1) a decrease of 24 basis points in yields on loans held for investment and for sale, (2) a decrease of 43 basis points in investment and short-term funds yields, (3) a decrease of 41 basis points in costs of deposits and (4) an increase of 7 basis points in costs of borrowings.
Yield and cost dynamics affecting the comparative net interest margins for the third quarter of 2012 compared to 2011 include (1) a decrease of 33 basis points in yields on loans held for investment and for sale, (2) a decrease of 30 basis points in investment and short-term funds yields, (3) a decrease of 37 basis points in costs of deposits and (4) an increase of 5 basis points in costs of borrowings.

Yield and cost dynamics affecting the comparative net interest margins for the third quarter of 2012 compared to the second quarter of 2012 include (1) a decrease of 13 basis points in yields on loans held for investment and for sale, (2) a decrease of 4 basis point in investment and short-term funds yields, (3) a decrease of 5 basis points in costs of deposits and (4) a decrease of 24 basis points in costs of borrowings.

Net interest income for the third quarter of 2012 was down minimally as compared to the second quarter of 2012 as earning asset yields and liability costs both decreased by 6 basis points and the net interest margin increased by 1 basis point, but average earning assets decreased by $23.546 million. A positive trend occurred with an increase in average loans held for investment of $10.737 million over the second quarter and an increase in the balances outstanding of loans held for investment of $4.731 million as compared to the end of June. Average loans held for investment as a percent of average earning assets increased from 68.54% for the second quarter to 70.47% for the third quarter.

FIRST M & F CORPORATION

Net interest income for the third quarter for 2012 as compared to the third quarter of 2011 decreased due primarily to trends that were prevalent throughout 2011. Earning assets decreased by $36.365 million from the third quarter of 2011 to the third quarter of 2012 while the net interest margin increased from 3.72% to 3.73%. Earning asset yields decreased by fewer basis points than liability costs as the earning asset mix shifted with short-term interest-bearing funds decreasing and the investment portfolio increasing. Certificates of deposit declined as a percent of interest-bearing liabilities from 39.25% for the third quarter of 2011 to 33.87% for the third quarter of 2012 as funds continued to move to lower costing, more liquid deposit types.

Net interest income for the first nine months of 2012 as compared to the first nine months of 2011 decreased due to a decline in average earning assets as the net interest margin increased from 3.69% to 3.70%. Average earning assets declined by $26.103 million while interest-bearing liabilities declined by $48.191 million - producing more financial leverage from noninterest-bearing demand deposits. Earning asset yields declined by 36 basis points from the first nine months of 2011 to the first nine months of 2012 while liability costs declined by 41 basis points. The change in the net interest margin tracked the change in the average 3-month Treasury rate, which increased by 2 basis points. The yield curve continued to flatten as the spread between 10-year and 2-year Treasury rates declined from 267 basis points in December 2010 to 177 basis points in September 2011 and to 146 basis points in September 2012. The Federal Reserve's monetary policy actions over the last 12 months have resulted in increased short-term rates and decreased long-term rates. This will eventually result in a slow down in the declining trend of deposit costs and an acceleration in the decline in loan yields. This implies that loan volume growth will be of growing importance in the management of net interest income going forward. The strength of the economy, especially with respect to how it affects consumer spending and the ability of small businesses to grow, will be the primary driver of loan growth over the next year.

FIRST M & F CORPORATION

The following table shows the components of the net interest margin for the second and third quarters of 2012 and 2011:

	Yields/Costs		Yields/Costs
	3rd Quarter, 2012	2nd Quarter, 2012	3rd Quarter, 2011	2nd Quarter, 2011
Interest bearing bank balances	0.29%	0.37%	0.23%	0.26%
Federal funds sold	0.31	0.27	0.25	0.25
Taxable investments	1.75	1.88	2.61	2.95
Tax-exempt investments	5.44	5.59	6.04	5.98
Loans held for sale	2.83	3.22	3.27	3.75
Loans held for investment	5.54	5.69	5.82	5.85
Earning asset yield	4.51	4.57	4.83	5.00
Interest checking	0.38	0.43	0.51	0.71
Money market deposits	0.27	0.37	0.65	0.77
Savings deposits	0.96	0.95	1.09	1.12
Certificates of deposit	1.23	1.31	1.72	1.76
Short-term borrowings	0.49	0.62	0.48	0.34
Other borrowings	4.04	4.21	4.05	4.15
Cost of interest-bearing liabilities	0.92	0.98	1.27	1.37
Net interest spread	3.59	3.59	3.56	3.63
Effect of non-interest bearing deposits	0.15	0.16	0.19	0.2
Effect of leverage	(0.01)	(0.03)	(0.03)	(0.08)
Net interest margin, tax-equivalent	3.73	3.72	3.72	3.75
Less: Tax equivalent adjustments:
Investments	0.05	0.05	0.05	0.05
Loans	0.01	0.01	0.01	0.02
Reported book net interest margin	3.67%	3.66%	3.66%	3.68%

The following table shows the components of the net interest margin for the first nine months of 2012 and 2011:
	Yields/Costs
	YTD September 2012	YTD September 2011
Interest bearing bank balances	0.29%	0.24%
Federal funds sold	0.26	0.25
Taxable investments	1.87	2.81
Tax-exempt investments	5.61	6.00
Loans held for sale	3.06	3.55
Loans held for investment	5.68	5.86
Earning asset yield	4.55	4.91
Interest checking	0.43	0.68
Money market deposits	0.39	0.75
Savings	0.97	1.14
Certificates of deposit	1.31	1.78
Short-term borrowings	0.52	0.31
Other borrowings	4.08	4.39
Cost of interest-bearing liabilities	0.98	1.39
Net interest spread	3.57	3.52
Effect of non-interest bearing deposits	0.16	0.20
Effect of leverage	(0.03)	(0.03)
Net interest margin, tax-equivalent	3.70	3.69
Less: Tax equivalent adjustments:
Investments	0.05	0.05
Loans	0.01	0.02
Reported book net interest margin	3.64%	3.62%

FIRST M & F CORPORATION

The following table shows average balance sheets for the second and third quarters of 2012 and 2011:

(Dollars in thousands)
	3rd Quarter,	2nd Quarter,	3rd Quarter,	2nd Quarter,
	2012	2012	2011	2011
Interest bearing bank balances	$28,177	$30,923	$74,683	$71,291
Federal funds sold	660	15,082	25,000	25,000
Taxable investments	323,015	333,794	265,438	262,915
Tax-exempt investments	37,945	36,610	33,294	32,407
Loans held for sale	22,745	30,416	6,402	2,928
Loans held for investment	984,282	973,545	1,028,372	1,050,136
Earning assets	1,396,824	1,420,370	1,433,189	1,444,677
Other assets	149,592	157,050	158,841	154,194
Total assets	$1,546,416	$1,577,420	$1,592,030	$1,598,871
Interest checking	$384,075	$404,958	$383,104	$400,942
Money market deposits	207,344	217,533	175,471	167,657
Savings deposits	117,534	121,778	118,273	117,783
Certificates of deposit	401,500	402,703	490,297	493,722
Short-term borrowings	4,594	2,974	6,319	8,637
Other borrowings	70,430	71,771	75,641	77,440
Interest-bearing liabilities	1,185,477	1,221,717	1,249,105	1,266,181
Noninterest-bearing deposits	233,107	232,744	223,689	216,227
Other liabilities	12,288	10,493	8,824	7,552
Stockholders’ equity	115,544	112,466	110,412	108,911
Liabilities and stockholders’ equity	$1,546,416	$1,577,420	$1,592,030	$1,598,871
Loans to earning assets	70.47%	68.54%	71.75%	72.69%
Loans to assets	63.65%	61.72%	64.60%	65.68%
Earning assets to assets	90.33%	90.04%	90.02%	90.36%
Noninterest-bearing deposits to assets	15.07%	14.75%	14.05%	13.52%
Equity to assets	7.47%	7.13%	6.94%	6.81%

FIRST M & F CORPORATION

The following table shows average balance sheets for the first nine months of 2012 and 2011:

(Dollars in thousands)
	YTD September 2012	YTD September 2011
Interest bearing bank balances	$46,038	$79,876
Federal funds sold	13,534	25,000
Taxable investments	318,825	259,198
Tax-exempt investments	36,513	33,211
Loans held for sale	25,288	4,539
Loans held for investment	980,556	1,045,033
Earning assets	1,420,754	1,446,857
Other assets	156,084	157,453
Total assets	$1,576,838	$1,604,310
Interest checking	$402,695	$395,544
Money market deposits	217,124	168,287
Savings deposits	120,040	117,299
Certificates of deposit	407,076	499,313
Short-term borrowings	4,209	12,893
Other borrowings	71,765	77,764
Interest-bearing liabilities	1,222,909	1,271,100
Noninterest-bearing deposits	230,496	216,475
Other liabilities	10,505	7,740
Stockholders’ equity	112,928	108,995
Liabilities and stockholders’ equity	$1,576,838	$1,604,310
Loans to earning assets	69.02%	72.23%
Loans to assets	62.18%	65.14%
Earning assets to assets	90.10%	90.19%
Noninterest-bearing deposits to assets	14.62%	13.49%
Equity to assets	7.16%	6.79%

Provision for Loan Losses

The accrual for the provision for loan losses for the third quarter of 2012 was $1.980 million as compared to $2.280 million for the second quarter of 2012 and $2.580 million for the third quarter of 2011. Net charge-offs were $634 thousand for the third quarter of 2012 as compared to $3.054 million for the second quarter of 2012 and $5.274 million for the third quarter of 2011. The accrual for the provision for loan losses for the first nine months of 2012 was $6.540 million as compared to $7.440 for the same period in 2011. Net charge-offs were $4.837 million for the first nine months of 2012 as compared to $7.354 for the same period in 2011. The allowance for loan losses as a percentage of loans was 1.69% at September 30, 2012, 1.50% at December 31, 2011, and 1.59% at September 30, 2011.

The provisions for loan loss accruals have decreased from 2011 to 2012 as net charge-offs have declined, substandard loans have declined and the loan portfolio has decreased. Nonaccrual loans at September 30, 2012 were at their lowest balance since the second quarter of 2007.

The Credit Risk Management section of this discussion provides further details on the allowance provisioning process.

FIRST M & F CORPORATION

Non Interest Income

Noninterest income, excluding securities transactions, was $5.659 million for the third quarter of 2012 as compared to $4.959 million for the same period in 2011 and $6.038 million in the second quarter of 2012. For the third quarter of 2012 as compared to the third quarter of 2011: (1) deposit revenues decreased by $132 thousand, (2) mortgage banking revenues increased by $833 thousand and (3) agency commissions decreased by $9 thousand. For the third quarter of 2012 as compared to the second quarter of 2012: (1) deposit revenues increased by $41 thousand, (2) mortgage banking revenues decreased by $449 thousand and (3) agency commissions increased by $153 thousand.

The third quarter of 2012 showed a decrease of 4.85% from the third quarter of 2011 and a 1.61% increase from the second quarter of 2012 in deposit revenues. Overdraft fee revenues, which comprise approximately 54% of deposit revenues, decreased by 12.79% from the third quarter of 2011 to the third quarter of 2012 and increased by 6.76% from the second quarter of 2012 to the third quarter of 2012. On August 1, 2011 the Company increased the per item charge for overdrafts by $6 per item. The year-over-year positive impact of the fee increase was fully offset by a 17.60% decline in overdraft items processed. Overdraft fee revenues increased by $89 thousand from the second quarter of 2012 to the third quarter of 2012, primarily due to increased volumes. Overdraft fees are per item charges applied to each check paid on an overdrawn account or returned. The per item fee is determined by the Company’s pricing committee and is based primarily on the competitive market prices as well as on costs associated with processing the items.

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

Debit card revenues increased by 11.11% from the third quarter of 2011 to the third quarter of 2012 and decreased by 5.06% from the second quarter of 2012 to the third quarter of 2012 as monthly transaction volumes have increased steadily since February 2012. The third quarter of 2012 saw a pull-back in transaction volume as compared to the second quarter, but still continued on a pace exceeding the volumes in 2011. The Dodd-Frank Act includes measures that allow the Federal Reserve to define limits on large banks for interchange fees that may be charged on debit cards. The Federal Reserve issued a final rule on June 29, 2011, setting the fee cap at $.21 per transaction plus 5 basis points multiplied by the value of the transaction, with an additional potential fee of $.01 per transaction as a fraud-prevention reimbursement. The fee caps only apply to banks with $10 billion or more in total assets. The final rule went into effect on October 1, 2011. The Company has not experienced any direct or indirect negative consequences from the implementation of the fee caps. The following table shows the components of deposit account income:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30		September 30
	2012	2011	2012	2011
Service charge revenues	$284	$300	$854	$902
Debit/ATM card revenues	900	810	2,695	2,450
Overdraft fee revenues	1,405	1,611	4,045	4,300
Service charges on deposit accounts	$2,589	$2,721	$7,594	$7,652

FIRST M & F CORPORATION

Mortgage banking income increased by 158.97% from the third quarter of 2011 to the third quarter of 2012 and decreased by 24.86% from the second quarter of 2012 to the third quarter of 2012. Mortgage originations increased by 82.87% from the third quarter of 2011 to the third quarter of 2012 and increased by 22.23% from the second quarter of 2012 to the third quarter of 2012.

The following table summarizes certain performance metrics related to mortgage revenues:

(Dollars in thousands)				YTD	YTD
	3Q12	2Q12	3Q11	September 2012	September 2011
Non-interest income:
Retail revenues	$612	$1,110	$550	$2,002	$1,229
Selected non-interest expenses: (a)
Recourse expenses	25	74	—	105	—
Closing and shipping expenses	264	182	127	589	323
Origination-related expenses	289	256	127	694	323
Adjusted revenues	$323	$854	$423	$1,308	$906

Retail originations	$28,586	$23,898	$22,126	$69,918	$46,872
Retail sales	$27,945	$25,123	$15,406	$69,163	$44,101

Adjusted revenues / dollar sales	1.16%	3.40%	2.75%	1.89%	2.05%

Non-interest income:
Wholesale revenues	$745	$696	$(26)	$1,728	$(26)
Selected non-interest expenses: (a)
Broker fees	363	368	6	934	6
Recourse expenses	23	86	—	109	—
Closing and shipping expenses	105	132	81	307	81
Origination-related expenses	491	586	87	1,350	87
Adjusted revenues	$254	$110	$(113)	$378	$(113)

Wholesale originations	$18,709	$14,795	$3,737	$46,578	$3,737
Wholesale sales	$15,588	$18,055	$855	$43,248	$855

Adjusted revenues / dollar sales	1.63%	0.61%	(13.22)%	0.87%	(13.22)%
(a) Selected noninterest expenses are those expenses related to mortgage closings, credit risk, and broker fees and discounts. They do not include originator, processor, or underwriter compensation costs.

Conventional 30-year mortgage rates fell steadily by 91 basis points throughout 2011, ending the year at 3.95%. Rates were volatile during the first quarter of 2012 but ended relatively flat as compared to the beginning of the year. Mortgage rates steadily declined during the second and third quarters of 2012, ending the third quarter 68 basis points lower than their high point in late March. The 30-year mortgage rate ended the third quarter at 3.40% after beginning the year at 3.95%. The rate decline triggered the increases in origination volumes for the first nine months of 2012. Management expects mortgage origination volumes to remain steady until the economy strengthens to the point that long-term rates are allowed to move up.

Agency commission income decreased by .89% from the third quarter of 2011 to the third quarter of 2012 and increased by 18.04% from the second quarter of 2012 to the third quarter of 2012. Property and casualty commissions decreased by $11 thousand while life and health commissions increased by $2 thousand and annuity commissions remained unchanged for the third quarter of 2012 as compared to the third quarter of 2011. Property and casualty commissions increased by $129 thousand while life and health commissions increased by $24 thousand for the third quarter of 2012 as compared to the second quarter of 2012. Insurance commission volumes are expected to be influenced by the strength of the economy, competitive pricing pressures and sales efforts.

FIRST M & F CORPORATION

The Company had sales and calls of $6.527 million of U.S. government-sponsored entity (GSE) securities for a net loss of $27 thousand during the third quarter of 2012. The Company also had sales and calls of $50 thousand of municipal securities for no gain or loss during the third quarter of 2012. The Company had sales and calls of $30.374 million of GSE securities for a net loss of $41 thousand during the first nine months of 2012. The Company also had sales and calls of $17.115 million of mortgage-backed securities for net gains of $595 thousand during the first nine months of 2012. The Company also had sales and calls of $1.334 million of municipal securities for net gains of $11 thousand during the first nine months of 2012. Most of the investment gains for 2012 were generated during the first quarter through sales of mortgage-backed securities and GSE securities. The gains were used to offset losses that were being taken on foreclosed properties. The Company had sales of $58.911 million of mortgage-backed and GSE securities for a net gain of $2.191 million during the first nine months of 2011. The Company also had $28.720 million of investment securities called for a net loss of $41 thousand during the first nine months of 2011. Sales of GSE and mortgage-backed securities during 2011 were generated to support earnings and preserve capital.

The Company owns five separate beneficial interests in collateralized debt obligations that own bank trust preferred securities. These beneficial interests are tested for impairment on a quarterly basis. All of the beneficial interests have incurred other-than-temporary impairments since 2008. Three of the beneficial interests - Trapeza I, Trapeza II and Trapeza V - are deferring their interest payments and are in nonaccrual status. The Trapeza V, Tpref Funding II and MM Community Funding IX beneficial interests failed impairment tests during the first nine months of 2011. The Tpref Funding II beneficial interest failed impairment tests during the second and third quarters of 2012. The total amount of interest that would have been earned by the securities that were in nonaccrual status during the first nine months of 2012 was $56 thousand and for the first nine months of 2011 was $59 thousand.

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

The following table shows the other-than-temporary charges that the Company incurred during 2012.

(Dollars in thousands)	Other-Than-Temporary Impairment Charged Against Earnings			Other-Than-Temporary Impairment Charged To (Reclassified From) Other Comprehensive Income
Name of Issuer	1st Quarter	2nd Quarter	3rd Quarter	1st Quarter	2nd Quarter	3rd Quarter
Tpref Funding II	$—	$4	$25	$—	$4	$(25)
Total	$—	$4	$25	$—	$4	$(25)

The following table shows the other-than-temporary charges that the Company incurred during 2011.

(Dollars in thousands)	Other-Than-Temporary Impairment Charged Against Earnings			Other-Than-Temporary Impairment Charged To (Reclassified From) Other Comprehensive Income
Name of Issuer	1st Quarter	2nd Quarter	3rd Quarter	1st Quarter	2nd Quarter		3rd Quarter
Tpref Funding II	$69	$—	$5	$(73)	$—		$1
Trapeza V 2003-5A	224	—	—	36	—	—	—
MM Community Funding IX	3	85	195	(19)	(87)		(72)
Total	$296	$85	$200	$(56)	$(87)		$(71)

FIRST M & F CORPORATION

The following table summarizes certain financial information about the trust preferred security-backed CDOs at the balance sheet date:

As of September 30, 2012
(Dollars in thousands)
Name of Issuer	Class	Book Value	Fair Value	Unrealized Loss	Moody's Credit Rating	Number of Banks in Issuance	Deferrals and Defaults as a Percent of Collateral	Excess Subordination
Trapeza I 2002-1A	C1	$474	$98	$376	C	22	39.51%	—%
Trapeza II 2003-2A	C1	988	263	725	Ca	36	34.70%	—%
Tpref Funding II	B	686	211	475	Caa3	34	38.81	—%
Trapeza V 2003-5A	C1	608	142	466	Ca	42	33.97%	—%
MM Community Funding IX	B1	352	141	211	Caa3	31	42.27%	—%
		$3,108	$855	$2,253
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

Significant components of other income for the second and third quarters of 2012 and 2011 are contained in the following table:

(Dollars in thousands)	3Q2012	2Q2012	3Q2011	2Q2011
Agency profit-sharing revenues	$—	$10	$—	$3
Loan fees	106	76	93	100
Gains on disposals of branch properties	—	44	—	—
All other income	338	361	302	293
Total other income	$444	$491	$395	$396

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

The Company has a strategy to increase noninterest revenues as a proportion of total revenues over time. Noninterest revenues as a percentage of total revenues increased from 27.96% in the third quarter of 2011 to 29.99% in the third quarter of 2012, and decreased from 31.48% in the second quarter of 2012 to 29.99% in the third quarter of 2012. Another metric that the Company monitors is revenues per full-time employee, which were approximately $40 thousand per employee for the third quarter of 2012, $41 thousand for the second quarter of 2012, $37 thousand for the third quarter of 2011 and $37 thousand for the second quarter of 2011. Insurance product revenues per producer increased to $27 thousand per producer for the third quarter of 2012 from $26 thousand per producer for the third quarter of 2011. Management’s strategic focus is to improve revenues generated per employee while maintaining stability in revenue growth by increasing the mix of noninterest revenues to total revenues.

FIRST M & F CORPORATION

Non Interest Expense

Noninterest expenses decreased by .59% from the third quarter of 2011 to the third quarter of 2012 and decreased by 1.80% from the second quarter of 2012 to the third quarter of 2012.

Salary and benefit expenses, which comprise approximately 49% of noninterest expenses, decreased by 7.47% from the third quarter of 2011 to the third quarter of 2012 and increased by 2.41% from the second quarter of 2012 to the third quarter of 2012. The number of full-time equivalent employees was 466 at September 30, 2012, 468 at December 31, 2011, 496 at September 30, 2011, and 510 at December 31, 2010. The decrease in salary and benefit expenses from the first nine months of 2011 to the first nine months of 2012 was due primarily to restructuring efforts initiated during the third quarter of 2011. The restructuring project called for the closure of five branches, the sale of up to two branches and a reduction in staffing of approximately 55 positions. Four branches were closed in Mississippi and one was closed in Alabama although no markets were exited. A sale of the Niceville, Florida branch location closed during the second quarter of 2012. Substantially all of the staffing reductions occurred during the third and fourth quarters of 2011 with severance costs of $238 thousand being incurred. For the third quarter of 2012 compared to the second quarter of 2012, salaries and commissions were up by $143 thousand due primarily to corporate-wide raises granted in April and an increase in part-time staffing during the summer months.

During April 2012, restricted stock grants totaling 298,746 shares were issued to employees and grants totaling 81,900 shares were issued to directors. The grants have five-year cliff vesting lives. The employee grants are being recognized over their vesting periods in salary and benefits expenses. The director grants are being recognized over their vesting periods in other expenses.

Foreclosed property expenses decreased from the third quarter of 2011 to the third quarter of 2012 due primarily to lower property costs and lower losses taken on sales of properties. The third quarter losses were the result of sales of $3.336 million of foreclose properties as compared to second quarter sales of $4.787 million of properties. Management expects expenses and losses related to foreclosed properties to continue to be a significant expense through 2012 as the Company continues to foreclose on non-performing loans and dispose of the properties in a weak real estate market.

The components of foreclosed property expenses for the second and third quarters of 2012 and 2011 are contained in the following table:

(Dollars in thousands)	3Q2012	2Q2012	3Q2011	2Q2011
Losses on sales of other real estate	$168	$495	$356	$124
Write-downs of other real estate	645	536	670	1,053
Other real estate expenses	387	288	610	327
Rental income on other real estate properties	(24)	(37)	(153)	(36)
Total foreclosed property expenses	$1,176	$1,282	$1,483	$1,468

FDIC insurance assessments decreased by 38.90% from the third quarter of 2011 to the third quarter of 2012 and decreased by 39.78% from the second quarter of 2012 to the third quarter of 2012. The primary causes of the expense decrease for the first nine months of 2012 as compared to 2011 were (1) the effect of the change in assessment base and assessment rate as prescribed by the Dodd-Frank Act and (2) an improvement in the assessment rate category for the Company beginning in the third quarter due to improved performance related to certain regulatory criteria. The FDIC, as required by the Dodd-Frank Act, redefined the deposit assessment insurance base effective April 1, 2011. The new assessment base is generally defined as average consolidated assets minus average tangible equity, subject to adjustments for unsecured debt and brokered deposits. The new base assessment rate applicable to the adjusted asset base is generally 14 basis points annually. Beginning in the third quarter of 2012, the base assessment rate for the Company was adjusted downward by approximately 7 basis points due to its movement into the improved risk category. The previous base assessment rate applicable to the adjusted deposit base in 2011 was generally 22 basis points annually.

Significant components of other expense for the second and third quarters of 2012 and 2011 are contained in the following table:

(Dollars in thousands)	3Q2012	2Q2012	3Q2011	2Q2011
Postage and shipping	$223	$224	$215	$232
Supplies	182	214	202	182
Legal expenses	252	274	244	250
Other professional expenses	349	324	236	267
Insurance expenses	285	141	274	104
Debit card processing expenses	248	220	194	194
Mortgage processing expenses	781	842	25	94
All other expenses	1,038	1,213	803	1,373
Total other expense	$3,358	$3,452	$2,193	$2,696

FIRST M & F CORPORATION

Income Taxes

The average tax rate for the first nine months of 2012 was 25.41% as compared to 19.11% for the first nine months of 2011. The low average tax rates are due primarily to the low level of net income before taxes as compared to the tax-exempt revenues and tax credit items available for those periods.

At September 30, 2012, the Company had a current tax benefit receivable of $175 thousand and a deferred tax asset of $11.011 million. At December 31, 2011, the Company had a current tax receivable of $175 thousand and a deferred tax asset of $14.115 million. The Company carried forward $11.125 million in Federal net operating losses (NOLs) and $18.328 million of Mississippi NOLs from its 2011 tax returns. Management expects that the remaining net operating losses will be realized through carry-forwards within the next five years. The Company expects to utilize the tax benefits implicit in the deferred tax asset in the foreseeable future when (1) current tax benefits increase as losses are realized through loan charge-offs and collateral foreclosures and dispositions and (2) future earnings become sufficient to absorb the deductions. The following table shows the differences between actual income tax expense and expected income tax expense, listing significant items that affected the average tax rate for each period:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Amount computed using the Federal statutory rates on income before taxes	$830	$585	$2,350	$1,423
Increase (decrease) resulting from:
State income tax expense, net of Federal effect	60	36	162	72
Tax exempt income, net of disallowed interest deduction	(119)	(122)	(358)	(367)
Life insurance income	(52)	(56)	(178)	(178)
Low income housing tax credits	(83)	(55)	(248)	(165)
Other, net	9	3	28	15
Total income tax expense	$645	$391	$1,756	$800

FIRST M & F CORPORATION

Assets and Liabilities

Assets decreased by 2.12% from September 30, 2011 to September 30, 2012, and decreased by .99% from December 31, 2011. Investments increased by 15.31% from September 30, 2011 to September 30, 2012, and increased by 10.42% from December 31, 2011.

The following table shows net changes in the major balance sheet categories for the quarter-to-date and year-to-date as of September 30, 2012 and 2011 and year-over-year for September 30, 2012:

	September 30, 2012		September 30, 2011		September 30, 2012
(Dollars in thousands)	Net Change		Net Change		Net Change
	QTD	YTD	QTD	YTD	Year-Over-Year
Cash and due from banks	$4,458	$1,629	$1,399	$(2,554)	$(940)
Interest-bearing bank balances and Federal funds sold	15,319	(21,614)	(37,821)	(6,077)	(48,249)
Securities available for sale	(23,482)	33,414	14,034	30,238	47,021
Loans held for sale	1,257	(2,525)	9,559	5,434	11,872
Loans held for investment	4,731	(9,013)	(29,629)	(45,180)	(27,639)
Allowance for loan losses	(1,346)	(1,703)	2,694	(86)	(545)
Other real estate	(3,075)	(8,950)	2,072	1,597	(4,720)
Other assets	(6,181)	(6,712)	1,469	(469)	(10,490)
Total assets	$(8,319)	$(15,474)	$(36,223)	$(17,097)	$(33,690)
Total deposits	(11,864)	(21,989)	(40,640)	8,447	(34,385)
Total borrowings	652	(3,190)	2,150	(31,208)	(8,480)
Other liabilities	(194)	2,297	1,540	1,949	2,951
Stockholders’ equity	3,087	7,408	727	3,715	6,224
Total liabilities and equity	$(8,319)	$(15,474)	$(36,223)	$(17,097)	$(33,690)

Deposits declined during the third quarter of 2012 primarily in certificates of deposit. The deposit declines were funded primarily from investment portfolio cash flows generated from mortgage-backed securities payments and proceeds from called securities. Loans held for investment grew during the third quarter with the largest contributors being residential loans which grew by $7.702 million and asset-based loans which grew by $5.747 million. Other real estate declined during the third quarter of 2012 as $3.335 million of properties were disposed of. The first nine months of 2012 were dominated by asset movement as increased investments were funded by cash flows from loan portfolio net decreases and a decrease in interest-bearing bank balances and Fed funds sold. Approximately $137.873 million of securities were purchased during the first nine months of 2012, 30.64% of which were U.S. government sponsored entity securities and 53.22% of which were mortgage-backed securities. Approximately 73% of the purchases were funded by security sales, calls, maturities and principal payments. The security purchases were prompted by the need to redeploy excess liquidity, so the investment portfolio was used to provide better yields than the short-term cash. Most loan categories declined during the first nine months of 2012 with construction loans, other commercial real estate loans and agricultural loans making up most of the decline from December 31, 2011. At September 30, 2012 real estate-secured loans made up 79.94% of loans held for investment as compared to 81.56% at September 30, 2011.

During the first nine months of 2011 deposit growth was used to pay down borrowing and build liquidity. Most of the cash flow from the pay-down of the loan portfolio was reinvested into securities as loans continued to decline. Asset-based loans were one sector of the portfolio that grew during the first nine months of 2011, increasing by $10.835 million. A commercial products division was started in August of 2011 to acquire loan participations, build the asset-based lending portfolio, grow the commercial and industrial loan portfolio and begin the process of rebuilding the commercial real estate loan portfolio.

Loans as a percent of total assets were 63.57% at September 30, 2012, 63.52% at December 31, 2011, and 63.96% at September 30, 2011. Management projects that the commercial real estate loan portfolio will decline at a slower pace over the next twelve months as foreclosures decrease and lending opportunities begin to emerge. Small business and consumer loan growth will depend on the momentum of economic growth.

FIRST M & F CORPORATION

The following table shows loans held for investment by type as September 30, 2012, December 31, 2011, and September 30, 2011:

(Dollars in thousands)	September 30, 2012	December 31, 2011	September 30, 2011
Commercial real estate	$554,475	$574,505	$603,904
Residential real estate	197,629	186,815	185,564
Home equity lines	37,196	37,024	38,320
Commercial, financial and agricultural	155,890	155,330	143,133
Consumer	42,137	42,666	44,045
Total	$987,327	$996,340	$1,014,966
Mortgages held for sale	$23,548	$26,073	$11,676

Deposits decreased by 2.48% from September 30, 2011 to September 30, 2012, and decreased by 1.60% from December 31, 2011. The following table shows the breakdown by deposit category of core deposit and public funds deposit changes from December 31, 2011 to September 30, 2012:

	Core Customers		Public Funds		Total Deposits
(Dollars in thousands)	Increase (Decrease)		Increase (Decrease)		Increase (Decrease)
	Amt.	Pct.	Amt.	Pct.	Amt.	Pct.
Noninterest-bearing	$871	0.39%	$1,095	15.38%	$1,966	0.85%
NOW	(721)	(0.32)%	(3,164)	(1.91)%	(3,885)	(1.00)%
MMDA	19,758	11.08%	(987)	(5.07)%	18,771	9.49%
Savings	(2,204)	(1.85)%	(85)	(25.30)%	(2,289)	(1.91)%
Customer CDs	(34,672)	(8.64)%	(2,263)	(15.81)%	(36,935)	(8.89)%
Brokered CDs	1,132	10.50%	(749)	(12.95)%	383	2.31%
Total	$(15,836)	(1.37)%	$(6,153)	(2.89)%	$(21,989)	(1.60)%

Large fluctuations moved core money market deposits, which increased by $25.688 million during the first quarter, decreased by $8.282 million during the second quarter and stabilized during the third quarter. Approximately 84% of the core customer MMDA growth during the first quarter occurred in one commercial account. Although core certificates of deposit declined during the first nine months of 2012, approximately 67.22% of the decrease occurred during the first quarter, with the second quarter remaining relatively stable and the third quarter showing a decline of $8.720 million. The decrease in certificates of deposit resulted primarily from the low interest rate environment as other products have become more attractive.

Increases in public funds NOW deposits and core customer noninterest-bearing checking deposits drove overall deposit growth for the first nine months of 2011, while core customer certificates of deposit decreased. Noninterest-bearing deposits represented 17.32% of total deposits at September 30, 2012 as compared to 16.90% at December 31, 2011 and 16.05% at September 30, 2011.

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

The following table shows the deposit mix as of September 30, 2012, December 31, 2011, and September 30, 2011:

(Dollars in thousands)	September 30, 2012	December 31, 2011	September 30, 2011
Noninterest-bearing demand	$233,684	$231,718	$222,042
NOW deposits	386,371	390,256	378,409
Money market deposits	216,620	197,849	179,138
Savings deposits	117,404	119,693	118,814
Certificates of deposit	378,445	415,380	466,785
Brokered certificates of deposit	16,950	16,567	18,671
Total	$1,349,474	$1,371,463	$1,383,859

FIRST M & F CORPORATION

The following table shows the mix of public funds deposits as of September 30, 2012, December 31, 2011, and September 30, 2011:

(Dollars in thousands)	September 30, 2012	December 31, 2011	September 30, 2011
Noninterest-bearing demand	$8,216	$7,121	$6,645
NOW deposits	162,547	165,711	155,460
Money market deposits	18,491	19,478	19,030
Savings deposits	251	336	329
Certificates of deposit	12,052	14,315	15,712
Brokered certificates of deposit	5,034	5,783	6,114
Total	$206,591	$212,744	$203,290

Other borrowings decreased by $5.331 million from September 30, 2011 to September 30, 2012 and decreased by $4.017 million from December 31, 2011. The decreases in borrowings were primarily funded through liquidity provided by loan portfolio paydowns. Amounts of borrowings maturing within one year increased from 22.76% of other borrowings at December 31, 2011 to 25.80% at September 30, 2012. Management intends to continue to allow its Federal Home Loan Bank borrowings to decrease as they mature while deposits are used as a primary source of funding.

Equity

Capital adequacy is continuously monitored by the Company to promote depositor and investor confidence and provide a solid foundation for future growth of the organization. The Company increased its capital position during the first three quarters of 2012 and 2011 primarily through the retention of earnings. The Company reduced the quarterly dividend rate to $.01 per share beginning in the second quarter of 2009 after maintaining a $.13 per share quarterly dividend rate from the second quarter of 2005 through the first quarter of 2009. The Company is restricted from increasing the dividend rate until its Community Development Capital Initiative (CDCI) preferred stock is redeemed.

Average year-to-date equity to assets was 7.16% at September 30, 2012, 6.89% at December 31, 2011 and 6.79% at September 30, 2011. Total asset growth has been constrained since the 2009 losses as capital has been rebuilt over time. Corporate strategies have been dominated primarily by capital growth and preservation and secondarily by asset and deposit growth strategies.

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

The Company’s stock is publicly traded on the NASDAQ Global Select Market, also providing an avenue for additional capital if it is needed. The Company’s shares traded at a rate of approximately 10,000 shares per day during the first nine months of 2012. The stock’s closing price was $7.42 per share on September 30, 2012.

The Company’s and Bank’s regulatory capital ratios at September 30, 2012 were in excess of the minimum requirements and qualify the institution as “well capitalized” under the risk-based capital regulations.

FIRST M & F CORPORATION

The following table highlights certain regulatory capital ratios for the Company:

(Dollars in thousands)	September 30, 2012	December 31, 2011	September 30, 2011
Tier 1 capital	$135,277	$126,810	$126,440
Total risk-based capital	149,994	141,434	141,057
Risk-weighted assets	1,175,456	1,169,553	1,167,836

Risk-based ratios:
Tier 1 capital	11.51%	10.84%	10.83%
Total risk-based capital	12.76%	12.09%	12.08%
Tier 1 leverage	8.81%	8.17%	8.01%

Total capital to assets ratio	7.53%	6.99%	6.98%

Interest Rate Risk and Liquidity Management

Interest rate sensitivity is a function of the repricing characteristics of the Company's portfolio of assets and liabilities. Interest rate sensitivity management focuses on repricing relationships of these assets and liabilities during periods of changing market interest rates. Management seeks to minimize the effect of interest rate movements on the volatility of net interest income. Responsibility for managing the Company’s program for controlling and monitoring interest rate risk and liquidity risk and for maintaining income stability, given the Company’s exposure to changes in interest rates, is vested in the asset/liability committee. Appropriate policy and guidelines, approved by the board of directors, govern these actions. Monitoring is primarily accomplished through monthly reviews and analysis of asset and liability repricing opportunities, market conditions and expectations for the economy. In addition to these monthly reviews, a quarterly sensitivity analysis is performed to determine the potential effects of changes in interest rates on the Company's net interest margin, net interest income and market value of equity. The Company generally designs strategies to keep the one-year change in net interest income no more than 10% lower than current levels based on interest rate shocks of 100 basis points down and 200 basis points up. The Committee also monitors all loan originations, excluding residential mortgages, with maturities of greater than five years. Management believes, at September 30, 2012, there is adequate flexibility to alter the current rate and maturity structures as necessary to minimize the exposure to changes in interest rates, should they occur. Although the Company has hedged it's floating rate subordinated debt, most interest rate risk mitigation strategies are carried out through pricing and product structures. The Company is currently in a negative gap position for assets and liabilities repricing within the next year. This generally means that for assets and liabilities maturing and repricing within the next 12 months, the Company is positioned for more liabilities to reprice than the amount of assets repricing.

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

The adequacy of the allowance for loan losses is evaluated quarterly with provision accruals approved by the Board. Allowance adequacy is dependent on loan classifications by internal and external loan review personnel, past due status, collateral reviews, loan growth and loss history. As part of the allowance evaluation, certain impaired loans are tested to determine if individual impairment allowances are required. A loan is considered to be impaired if management estimates that it is probable that the Company will be unable to collect all contractual payments due. Impairment review meetings are held monthly to review existing and new impairments. Loans with high risk grades, generally implying a substandard classification, are considered impaired and therefore are selected for individual impairment allowance tests. Loan grades are a significant indicator in determining which loans to individually test for impairment amounts because the loan grading process incorporates past due status, payment history, customer financial condition and collateral value in assigning individual grades to loans. Nonaccrual loans are also generally selected for individual impairment allowance tests. Loans that have been modified in a troubled debt restructuring are also selected for individual impairment allowance tests. For collateral-dependent loans, those for which the repayment is expected to be provided solely by the underlying collateral, the impairment allowance is primarily based on the value of the related collateral. Otherwise, impairment allowance calculations are based on the estimated present value of expected cash flows discounted at the effective interest rate of the loan. Real estate collateral is primarily valued using appraisals based on sales of comparable properties in the same or similar markets. Updated appraisals or internally prepared evaluations are obtained for individually tested loans as management deems appropriate based on the date of the latest appraisal, the current status of the loan, known market conditions, current negotiations with borrowers and the outlook for action against the borrower. Other extenuating circumstances that may affect this frequency are judicial foreclosure delays, sales contracts, settlement agreements and lawsuits. Subsequent adjustments may be made to appraised values for current conditions that were not in existence at the time of the appraisal. The Company uses a database of information by market and real estate type that is updated quarterly in preparing evaluations and updating appraisal values. Management also uses this database of information along with other relevant information such as collateral sales negotiations or foreclosed property sales to adjust collateral values. The material estimates necessary in this process make it inherently subjective and make the estimates subject to significant changes and may add volatility to earnings as provisions are adjusted.

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

FIRST M & F CORPORATION

At the end of 2011, the average loss rates applied to pools of commercial loans and for real estate secured commercial and construction loans were adjusted for economic condition environmental factors related to (1) the lack of economic growth impacting small businesses in the Company's markets and (2) the lack of liquidity in the market for commercial real estate, especially concerning undeveloped properties. During the first quarter of 2012 the Company removed the environmental factor in the loss rate applied to pools of commercial loans not individually reviewed for impairment. During the third quarter of 2012 the Company added environmental factors of approximately 10 basis points to the commercial real estate loan pool loss rate and added 25 basis points to the commercial loan pool loss rate for economic uncertainty in the small business environment, reflecting slow sales growth in the Company's small business markets.

The Company experienced a large increase in the amount of past due and nonaccrual real estate-secured construction and commercial loans during 2008. The trend in nonaccrual and past due loans stabilized in the fourth quarter of 2009 and began its decline in 2011. Management addressed the problem of liquidating nonperforming loans by creating a special problem asset group within the organization in 2009, separate from the ongoing credit operations and lending activities of the Company. Problem loans, including large nonaccrual loans, have been assigned to this group of specialists with the intent of liquidating the loans or their collateral in an orderly fashion. Nonaccrual loans have moved downward from their high of $74.420 million in the second quarter of 2009 and fallen to $6.219 million at September 30, 2012. Management has made much progress recently in improving the credit quality of the portfolio as substandard and loss loans have fallen from 7.87% of loans held for investment at September 30, 2011 to 5.08% at September 30, 2012. Construction and development substandard and loss loans decreased from 29.14% of their outstanding balances to 19.31% and other commercial real estate substandard and loss loans decreased from 8.82% of their outstanding balances to 5.89% during the same period. The allowances for loans individually tested for impairment fell from $5.056 million at September 30, 2011 to $4.272 million at September 30, 2012. Moving forward, as old years are removed and recent years are added, the allowances related to risk pools of loans should also decline as the historical five year average loss rates decline, assuming that recent trends continue. The portfolio clean-up since 2008 came at the expense of higher net charge-offs. However, during 2012 net charge-offs have been $4.837 million as compared to $7.354 million for the first nine months of 2011. Approximately 36.90% of the net charge-off activity in 2012 was related to foreclosure transactions. Approximately 45.33% of the net charge-offs for all of 2011 were related to foreclosure transactions. Foreclosure volume increased every quarter during 2011, accelerating to $8.186 million for the fourth quarter. During the first nine months of 2012, $3.974 million of properties were foreclosed on.

The primary challenge during 2012 and beyond will be the liquidation of foreclosed properties. The Company sold $3.340 million of foreclosed properties for $3.172 million during the third quarter of 2012. During the third quarter of 2011 $2.574 million of properties were sold for $2.218 million. During the second quarter of 2012 $4.787 million of properties were sold for $4.292 million. Over the past twelve months $13.659 million of properties have been sold for approximately 91.78% of their book value. As sales have outpaced foreclosure activity in 2012, the Company faces the challenge of selling the remaining properties, with the most difficult task being the disposition of construction and land development properties which makes up over 75% of the balance of other real estate owned.

FIRST M & F CORPORATION

The following table shows the nonaccrual loan balance trend since 2009, indicating a significant drop in numbers of nonaccrual loans as well as a reduction in the number and balances of large nonaccrual loans:

(Dollars in thousands)	09/30/12	12/31/11	09/30/11	12/31/10	12/31/09
Construction and land development:
Total number	3	10	16	22	54
Total balance	$1,465	$4,398	$8,801	$13,993	$25,655
Number, $500 thousand or more	1	3	6	7	13
Balance, $500 thousand or more	$600	$2,989	$6,927	$10,553	$19,297

Other commercial real estate:
Total number	12	14	17	26	18
Total balance	$2,658	$9,937	$14,804	$13,027	$9,789
Number, $500 thousand or more	—	4	5	6	2
Balance, $500 thousand or more	$—	$8,185	$12,465	$10,152	$3,496

1-4 family residential:
Total number	23	28	31	40	57
Total balance	$1,467	$1,896	$2,166	$3,863	$4,490
Number, $500 thousand or more	—	—	—	1	1
Balance, $500 thousand or more	$—	$—	$—	$941	$1,024

Total real estate:
Total number	38	52	64	88	129
Total balance	$5,590	$16,231	$25,771	$30,883	$39,934
Number, $500 thousand or more	1	7	11	14	16
Balance, $500 thousand or more	$600	$11,174	$19,392	$21,646	$23,817

Commercial, financial & agricultural:
Total number	11	17	15	23	33
Total balance	$613	$913	$795	$2,151	$4,459
Number, $500 thousand or more	—	—	—	1	2
Balance, $500 thousand or more	$—	$—	$—	$784	$2,411

Consumer:
Total number	4	5	6	10	10
Total balance	$16	$33	$56	$93	$156
Number, $500 thousand or more	—	—	—	—	—
Balance, $500 thousand or more	$—	$—	$—	$—	$—

Total portfolio:
Total number	53	74	85	121	172
Total balance	$6,219	$17,177	$26,622	$33,127	$44,549
Number, $500 thousand or more	1	7	11	15	18
Balance, $500 thousand or more	$600	$11,174	$19,392	$22,430	$26,228

FIRST M & F CORPORATION

As the trend in nonaccrual real estate-secured loans has declined, individual impairment allowances have also declined since 2009. The following table shows a distribution of the totals for construction loans evaluated for impairment and the impairment allowances allocated to those loans at September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
(Dollars in thousands)	Loan Balance	Impairment Allowance	Loan Balance	Impairment Allowance
Non-accrual loans	$1,465	$63	$4,398	$400
Accruing loans with an allowance	3,766	1,102	7,155	1,350
Accruing loans without an allowance	5,892	—	6,606	—
Total	$11,123	$1,165	$18,159	$1,750

The following table shows a distribution of the totals for commercial real estate loans evaluated for impairment and the impairment allowances allocated to those loans at September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
(Dollars in thousands)	Loan Balance	Impairment Allowance	Loan Balance	Impairment Allowance
Non-accrual loans	$2,658	$348	$9,937	$477
Accruing loans with an allowance	14,580	1,834	4,495	417
Accruing loans without an allowance	12,043	—	26,338	—
Total	$29,281	$2,182	$40,770	$894

The following table shows the trend in credit quality related to the largest segments of the real estate loan portfolio:

(Dollars in thousands)	Outstanding Balances	Past Due 30-89 Days And Still Accruing	Past Due 90 Days Or More And Still Accruing	Nonaccrual	Year-To-Date Net Charge-Offs (Recoveries)
Construction and development loans:
09/30/12	$57,613	$166	$—	$1,465	$840
06/30/12	67,814	325	—	1,373	918
03/31/12	70,087	254	23	4,519	(263)
12/31/11	69,325	603	72	4,398	1,970
09/30/11	83,100	1,147	—	8,801	743
Loans secured by 1-4 family properties:
09/30/12	$234,825	$2,275	$77	$1,467	$241
06/30/12	226,110	2,232	81	1,864	241
03/31/12	224,989	2,810	87	2,352	(81)
12/31/11	223,839	3,288	174	1,896	1,998
09/30/11	223,884	2,334	3	2,166	1,790
Commercial real estate-secured loans:
09/30/12	$496,862	$15,569	$172	$2,658	$2,522
06/30/12	499,370	1,177	1,368	2,557	2,443
03/31/12	498,724	3,061	75	7,125	1,239
12/31/11	505,180	2,952	279	9,937	3,998
09/30/11	520,804	2,958	189	14,804	2,229

FIRST M & F CORPORATION

The following table shows overall statistics for non-performing loans and other assets of the Company:

(Dollars in thousands)	September 30	December 31	September 30
	2012	2011	2011
Nonaccrual loans	$6,219	$14,604	$26,622
Other real estate	28,002	34,636	32,722
Nonaccrual investment securities	644	646	509
Total non-performing assets	$34,865	$49,886	$59,853
Past due 90 days or more and still accruing interest	$408	$245	$252
Restructured loans (accruing)	16,784	19,077	19,712
Ratios:
Nonaccrual loans to loans	0.62%	1.45%	2.59%
Past due 90 day loans to loans	0.04%	0.02%	0.02%
Non-performing credit assets to loans and other real estate	3.29%	4.72%	5.60%
Non-performing assets to assets	2.24%	3.10%	3.77%

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

As the Company has worked to reduce nonaccrual loan balances, a natural byproduct has been an increase in real estate foreclosures. The slow economy and stagnant real estate markets have combined to impede the process of disposing of foreclosed properties. During the third quarter and first nine months of 2012, more properties were sold than were foreclosed on. The following table shows the activity in the other real estate properties and the progress to date.

	QTD	QTD	YTD
(Dollars in thousands)	September 30, 2012	September 30, 2011	September 30, 2012
Balance at beginning of period	$31,077	$30,650	$36,952
Foreclosures	910	5,066	3,974
Third-party lien pay-offs	—	198	—
Improvements	—	52	323
Write downs	(645)	(670)	(2,281)
Properties sold	(3,340)	(2,574)	(10,966)
Balance at end of period	$28,002	$32,722	$28,002

Construction properties are the largest segment of other real estate. These properties have been slow to move, as undeveloped properties have attracted very few interested buyers. The following table shows foreclosed real estate balances by type at September 30, 2012, December 31, 2011 and September 30, 2011.

(Dollars in thousands)	September 30, 2012	December 31, 2011	September 30, 2011
Construction and land development	$20,131	$22,773	$20,974
Farmland	2,079	2,618	1,773
1-4 family residential	1,119	2,136	3,005
Multifamily residential	864	950	1,036
Nonfarm nonresidential	3,809	8,475	5,934
	$28,002	$36,952	$32,722

FIRST M & F CORPORATION

Off-Balance Sheet Arrangements

The Company’s primary off-balance sheet arrangements are in the form of loan commitments, operating lease commitments and an interest rate swap. At September 30, 2012, the Company had $134.106 million in unused loan commitments outstanding. Of these commitments, $89.993 million mature in one year or less. Lines of credit are established using the credit policy of the Company concerning the lending of money.

Letters of credit are used to facilitate a borrower’s business and are usually related to the acquisition of inventory or of assets to be used in the customer’s business. Letters of credit are generally secured and are underwritten using the same standards as traditional commercial loans. Most standby letters of credit expire without being presented for payment. However, the presentment of a standby letter of credit would create a loan receivable from the Bank’s loan customer. At September 30, 2012, the Company had $3.726 million in financial standby letters of credit issued and outstanding.

Liabilities of $5 thousand at September 30, 2012, and $7 thousand at September 30, 2011, were recognized in other liabilities related to the obligation to stand ready to perform related to standby letters of credit.

The Company makes commitments to originate mortgage loans that will be held for sale. The total commitments to originate mortgages to be held for sale were $40.689 million at September 30, 2012. These commitments are accounted for as derivatives and are marked to fair value with changes in fair value recorded in mortgage banking income. At September 30, 2012, mortgage origination-related derivatives with positive fair values of $756 thousand were included in other assets, and derivatives with negative fair values of $91 thousand were included in other liabilities.

The Company also engages in forward sales contracts with mortgage investors to purchase mortgages held for sale. Those forward sale agreements that have a determined price and expiration date are accounted for as derivatives and marked to fair value through mortgage banking income. At September 30, 2012, the Company had $64.195 million in locked forward sales agreements in place. Forward sale-related derivatives with positive fair values of $106 thousand were included in other assets, and derivatives with negative fair values of $410 thousand were included in other liabilities.

Mortgages that are sold generally have recourse obligations if any of the first four payments become past due over 30 days under certain investor contracts and over 90 days under other investor contracts. The Company may also be required to repurchase mortgages that do not conform to FNMA or FHA underwriting standards or that contain critical documentation errors or fraud. The Company only originates for sale mortgages that conform to FNMA and FHA underwriting guidelines. Mortgages sold that were still in the recourse period were $78.845 million at September 30, 2012. A recourse liability of $209 thousand was recorded for these mortgages as of September 30, 2012.

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

Management of the Company evaluates many factors in determining the estimate for the allowance for loan losses. Management reviews loan quality on an ongoing basis to determine the collectability of individual loans and reflects that collectability by assigning loan grades to individual credits. The grades generally determine how closely a loan will be monitored on an ongoing basis. A customer’s payment history, financial statements, cash flow patterns and collateral, among other factors, are reviewed to determine if the loan has potential losses. Such information is used to determine if individual loans are impaired and to group remaining loans into risk pools. A loan is impaired if management estimates that it is probable that the Company will be unable to collect all contractual payments due. Generally, all loans (1) risk-rated as substandard, doubtful or loss, (2) in nonaccrual status or (3) classified as troubled debt restructurings are considered to be impaired and are therefore individually tested for impairment allowances. Impairment estimates may be based on discounted cash flows or collateral values. Real estate collateral is primarily valued using appraisals based on sales of comparable properties in the same or similar markets. Updated appraisals or internally prepared evaluations are obtained for individually tested loans as management deems appropriate based on the date of the latest appraisal, the current status of the loan, known market conditions, current negotiations with borrowers and the outlook for action against the borrower. Other extenuating circumstances that may affect this frequency are judicial foreclosure delays, sales contracts, settlement agreements and lawsuits. Subsequent adjustments may be made to appraised values for current conditions that were not in existence at the time of the appraisal. The Company uses a database of information by market and real estate type that is updated quarterly in preparing evaluations and updating appraisal values. Management also uses this database of information along with other relevant information such as collateral sales negotiations or foreclosed property sales to adjust collateral values. Historical loan losses by loan type and loan grade are also a significant factor in estimating future losses when applied to the risk pools of loans not individually tested for impairment allowances. Various external environmental factors are also considered in estimating the allowance for pools of loans. Concentrations of credit by loan type and collateral type are also reviewed to estimate exposures and risks of loss for loans aggregately evaluated in risk pools. General economic factors as well as economic factors for individual industries or factors that would affect certain types of loan collateral are reviewed to determine the exposure of pools of loans to economic fluctuations. The Company has a loan review department that audits types of loans as well as geographic segments to determine credit problems and loan policy violations that require the attention of management. All of these factors are used to determine the adequacy of the allowance for loan losses and adjust its balance accordingly.

The allowance for loan losses is increased by the amount of the provision for loan losses and by recoveries of previously charged-off loans. It is decreased by loan charge-offs as they occur when principal is deemed to be uncollectible.

Fair value

Certain of the Company’s assets and liabilities are financial instruments carried at fair value. This includes securities available for sale, mortgage-related derivatives and interest rate swaps. Most of the assets and liabilities carried at fair value are based on either quoted market prices, market prices for similar instruments or market data for the instruments being valued. At September 30, 2012, approximately 1% of assets and liabilities measured at fair value were based on significant unobservable inputs.

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

FIRST M & F CORPORATION

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

Interest rate shock analysis shows that the Company will experience a 0.45% decrease over 12 months in its net interest income with a gradual (12 month ramp) and sustained 100 basis point decrease in interest rates. A gradual and sustained increase in interest rates of 200 basis points will result in a 0.66% increase in net interest income.

An analysis of the change in market value of equity shows how an interest rate shock will affect the difference between the market value of assets and the market value of liabilities. With all financial instruments being stated at market value, the market value of equity will increase by 9.70% with an immediate and sustained increase in interest rates of 200 basis points. The market value of equity will decrease by 15.12% with an immediate and sustained decrease in interest rates of 100 basis points.

FIRST M & F CORPORATION

Item 4 - Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2012. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2012.

There have been no changes to the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: November 14, 2012

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