Form 10-K
period 2012-12-31
FIRST M&F CORP/MS
filed 2013-03-08
CIK 320387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Large accelerated filer ☐            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes    ☒ No

Based on the closing sale price for shares on June 30, 2012, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $39,607,663.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common stock, $5 par value	9,230,799 Shares
Title of Class	Shares Outstanding at January 31, 2013

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement dated March 8, 2013, are incorporated by reference into Part III of the Form 10-K report.

FIRST M&F CORPORATION AND SUBSIDIARY

CROSS REFERENCE INDEX

*Information called for by Part III (Items 10 through 14) is incorporated by reference to the Registrant’s Proxy Statement.

FIRST M&F CORPORATION AND SUBSIDIARY

PART I

BUSINESS

General

First M&F Corporation (the "Company" or "First M&F") is a one-bank holding company chartered and organized under Mississippi laws in 1979. The Company engages exclusively in the banking business through its wholly-owned subsidiary, Merchants and Farmers Bank of Kosciusko (the "Bank" or "M&F Bank") in the states of Mississippi, Tennessee, and Alabama.

The Bank was chartered and organized under the laws of the State of Mississippi in 1890, and accounts for substantially all of the total assets and revenues of the Company. The Bank is the sixth largest bank in the state, having total assets of approximately $1.593 billion at December 31, 2012. The Bank offers a complete range of commercial and consumer services at its main office and two branches in Kosciusko and its branches within central and north Mississippi, including Ackerman, Brandon, Bruce, Canton, Cleveland, Clinton, Durant, Flowood, Grenada, Madison, Olive Branch, Oxford, Pearl, Philadelphia, Ridgeland, Southaven, Starkville, and Tupelo. The Bank also has banking locations in southwest Tennessee in Bells and Cordova. The Bank also has banking locations in central Alabama in Chelsea, Columbiana, Inverness and Pelham.

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

The Bank offers a variety of deposit, investment and credit products to customers. In 2010 the Company and the Bank became certified by the U.S. Treasury Department as a Community Development Financial Institution ("CDFI"). Therefore, the primary mission of the Company and the Bank became the promoting of community development, which means that the activities of the Company and the Bank are purposefully directed toward improving the social and/or economic conditions of underserved people (which may include low-income persons and persons who lack adequate access to capital and/or financial services) and/or residents of economically distressed communities. To maintain certification as a CDFI, the Company and the Bank are required to serve certain investment areas and targeted populations, generally defined by Federal regulations in quantitative terms as low-income or underserved. The Bank provides financial products and development services to these investment areas and targeted populations. These investment areas and target populations are enveloped within the Bank’s current geographical service footprint. Therefore, the Bank will continue to provide full commercial banking products and services to all of its current markets, but will place a special emphasis on providing development services and financial products and services designed for its CDFI-related investment areas and targeted populations. The financial services offered by the Bank include a variety of checking accounts, debit cards, automated teller machine access, an overdraft protection plan, money orders, official checks, check cashing services, safe deposit box services, internet banking and bill paying services, image checking statements, savings accounts, certificates of deposit, Individual Retirement Accounts, business checking, remote deposit capture/imaging services, treasury management services, ACH and direct deposit origination, sweep accounts, letters of credit, and secured and unsecured lines of credit with an emphasis on small business, consumer and agricultural loans. Development services that are offered include financial and credit counseling to individuals to facilitate home ownership, promoting self-employment, providing counseling and assistance with Small Business Administration loan applications, enhancing consumer financial management skills, and technical assistance to borrowers to enhance their business planning, marketing and management skills. Wealth management and trust services are offered through the Kosciusko office in Mississippi and discount brokerage services are offered through the Madison and Tupelo offices in Mississippi.

As of December 31, 2012, the Company and its subsidiary employed 456 full-time equivalent employees.

Recent Developments

Proposed Merger with Renasant Corporation

On February 6, 2013, Renasant Corporation ("Renasant") and First M&F entered into a definitive merger agreement in which First M&F will merge with and into Renasant, with Renasant the surviving corporation. Concurrently, M&F Bank will merge with and into Renasant Bank, with Renasant the surviving bank. If the merger is completed, holders of First M&F common stock will receive .6425 of a share of Renasant common stock in exchange for each share of First M&F common stock. Completion of the merger is subject to regulatory and both First M&F and Renasant shareholder approval, the redemption, repurchase by the Company or Renasant or exchange for similar shares of Renasant stock of the CDCI Preferred Shares (which is defined herein) and other customary closing conditions.

FIRST M&F CORPORATION AND SUBSIDIARY

Overview

In the opinion of First M&F Corporation’s management, the Company’s highlights during 2012 were as follows:

Facilities

•	In February 2012 sold the branch building in Wilsonville, Alabama

•	In May 2012 transferred the lease and sold the fixed assets of a full service branch in Niceville, Florida to another financial institution
Earnings

•	Return on assets for 2012 was 0.44% while the return on equity was 6.12%. Return on assets for 2011 was 0.27% while the return on equity was 4.00%.

•	Debit card revenues increased by 10.29%, composing 35.18% of deposit revenues

•	Mortgage banking revenues increased by 191.27% in 2012 after increasing by 15.18% in 2011

•	Mortgage originations were $171.098 million in 2012 as compared to $92.009 million in 2011

•	Property, casualty, life and health insurance commissions decreased from $3.618 million in 2011 to $3.486 million in 2012
Credit

•	Loans held for investment decreased by 2.09% in 2012 due to the continuing effects of the general economic slowdown

•	Net charge offs, as a percentage of average loans, decreased to 0.61% for 2012 compared to 1.05% for 2011

•	Nonaccrual loans as a percentage of loans decreased to 0.75% at the end of 2012 from 1.68% at the end of 2011

•	90 day past due accruing loans as a percentage of loans decreased to 0.03% at the end of 2012 from 0.06% at the end of 2011

•	Foreclosed real estate balances decreased to $25.970 million at the end of 2012 as compared to $36.952 million at the end of 2011

•	Foreclosed real estate of $13.110 million was sold during 2012

•
Expenses related to foreclosed properties were $926 thousand in 2012 while losses incurred on foreclosed properties through sales and write-downs were $4.260 million as compared to expenses of $1.477 million and losses of $5.874 million in 2011

Other

•	As a result of branch closings and other cost-saving initiatives, full-time equivalent employees dropped from 499 at the end of 2010 to 460 at the end of 2011 and 456 at the end of 2012

•	The Company remained well capitalized with a total risk-based capital ratio of 13.30% at the end of 2012 as compared to 12.09% at the end of 2011

CDCI

On September 29, 2010, and pursuant to the terms of the letter agreement (the "Letter Agreement") between the Company and the United States Department of the Treasury (“Treasury”), the Company closed a transaction (the “Exchange”) whereby Treasury exchanged its 30,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Class B Non-Voting, Series A, (the “CPP Preferred Shares”) for 30,000 shares of a new series of preferred stock designated Fixed Rate Cumulative Perpetual Preferred Stock, Class B Non-Voting, Series CD (the “CDCI Preferred Shares”). As a result of the Exchange, the Company is no longer participating in the TARP Capital Purchase Program being administered by Treasury and is now participating in Treasury’s TARP Community Development Capital Initiative (the “CDCI”). The terms of the Exchange are more fully set forth in the Letter Agreement.

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

The Letter Agreement, pursuant to which the Preferred Shares were exchanged, contains limitations on the payment of dividends on the common stock (including with respect to the payment of cash dividends in excess of $0.04 per share annually) and on the Company’s ability to repurchase its common stock, and continues to subject the Company to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 ("EESA") as previously disclosed by the Company.

FIRST M&F CORPORATION AND SUBSIDIARY

As a condition to its participation in the CDCI, the Company was required to obtain certification as a Community Development Financial Institution (a “CDFI”) from Treasury’s Community Development Financial Institutions Fund (the “Fund”). On September 28, 2010, the Company was notified that its application for CDFI certification had been approved. The original CDFI certification expires in November 2013. In order to continue participating in the CDCI program, the Company must then apply for and receive recertification as a CDFI.

In the opinion of management, the challenges and opportunities facing the Company going forward from December 31, 2012, are as follows:

•	Continue to strengthen credit monitoring systems to provide proactive credit solutions

•	Continue to work on sales of real estate owned as well as to work with customers to dispose of real estate collateral and manage the level of nonperforming loans downward

•	Build the capital strength and funding flexibility of the organization

•	Continue to build core deposits around strong products like Summit Checking that provide a base upon which a portfolio of financial services can be provided

•	Continue to diversify the loan portfolio into consumer and commercial loans that are not real estate dependent

•	Continue to increase the volumes and improve the products and services delivered through the insurance agency offices and focus on branch referrals to enhance agency business

•	Promote low-cost delivery channels such as debit cards and electronic banking that are convenient to customers

•	Continue developing customer-friendly technologies such as deposit image capture for commercial customers, emailing of statements, enhanced internet banking capabilities and mobile banking

•	Encourage customer use of more efficient technologies over labor-intensive processes by tying rates and benefits of deposit products to the use of internet and technology-based applications

•	Enhance product offerings to and develop relationships with small business customers

•	Leverage our CDFI status to improve services and products offered to gain penetration in the Company’s target market

•	Develop corporate banking, especially in the purchased participations and SBA loan portfolios

Pursuant to the definitive merger agreement signed on February 6, 2013 by the Company and Renasant, among others, the CDCI Preferred Shares will be redeemed or repurchased by the Company or Renasant or exchanged for similar shares of Renasant stock prior to closing.

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

The Company has been certified as a CDFI and as such attempts to differentiate itself from competitors by providing community development services to a target market within its overall service area, thereby promoting growth in traditionally underserved markets. Community development services include such activities as educational seminars and presentations on financial literacy, banking and credit fundamentals offered to individuals, small businesses and various community groups.

Supervision and Regulation

As a bank holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956, as amended, (the "BHCA") and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Under the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve Board. The BHCA also generally limits the activities of a bank holding company to that of banking, managing or controlling banks, or any other activity which is determined to be so closely related to banking or managing or controlling banks that an exception is allowed for those activities.

As a state-chartered commercial bank, M&F Bank, the Company's banking subsidiary, is subject to regulation, supervision and examination by the Mississippi Department of Banking and Consumer Finance. The Bank is also subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation (the "FDIC"). State and Federal law also govern the activities in which the Bank engages, the investments it makes and the aggregate amount of loans that may be granted to one borrower. The insurance company subsidiary of the Bank is also regulated and examined by the Insurance Department of the State of Mississippi.

FIRST M&F CORPORATION AND SUBSIDIARY

The Company is required to file annual reports with the Federal Reserve Board, and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Company is also required to file annual reports with the Treasury and CDFI Fund as part of its obligations under the CDCI program and CDFI program, respectively. The Federal Reserve Board may examine a bank holding company or any of its subsidiaries, and charge the company for the cost of such examination. The Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") has removed many limitations on the Federal Reserve Board’s authority to make examinations of banks that are subsidiaries of bank holding companies. Under the Dodd-Frank Act, the Federal Reserve Board will generally be permitted to examine bank holding companies and their subsidiaries, provided that the Federal Reserve Board must rely on reports submitted directly by the institution and examination reports of the appropriate regulators (such as the FDIC and the Mississippi Department of Banking and Consumer Finance) to the fullest extent possible; must provide reasonable notice to, and consult with, the appropriate regulators before commencing an examination of a bank holding company subsidiary; and, to the fullest extent possible, must avoid duplication of examination activities, reporting requirements, and requests for information.

The earnings of the Bank and its subsidiaries are affected by general economic conditions, management policies, changes in state and Federal legislation and actions of various regulatory authorities, including those referred to above. The following description summarizes the significant state and Federal laws to which the Company, the Bank and subsidiaries are subject.

USA Patriot Act

In 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 ("USA Patriot Act") was signed into law. The USA Patriot Act broadened the application of anti-money laundering regulations to apply to additional types of financial institutions, such as broker-dealers, and strengthened the ability of the U.S. Government to detect and prosecute international money laundering and the financing of terrorism. The principal provisions of Title III of the USA Patriot Act require that regulated financial institutions, including state member banks: (i) establish an anti-money laundering program that includes training and audit components; (ii) comply with regulations regarding the verification of the identity of any person seeking to open an account; (iii) take additional required precautions with non-U.S. owned accounts; and (iv) perform certain verification and certification of money laundering risk for their foreign correspondent banking relationships. The USA Patriot Act also expanded the conditions under which funds in a U.S. interbank account may be subject to forfeiture and increased the penalties for violation of anti-money laundering regulations. Failure of a financial institution to comply with the USA Patriot Act’s requirements could have serious legal and reputational consequences for the institution. The Bank has adopted policies, procedures and controls to address compliance with the requirements of the USA Patriot Act under the existing regulations and will continue to revise and update its policies, procedures and controls to reflect changes required by the USA Patriot Act and implementing regulations.

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

Legislative and Regulatory Initiatives to Address Financial and Economic Crises

The Congress, Treasury Department and the federal banking regulators, including the FDIC, have taken broad action since early September 2008 to address volatility in the U.S. banking system, including the passage of legislation, the provision of other direct and indirect assistance to financial institutions, assistance by the banking authorities in arranging acquisitions of weakened banks and broker-dealers, implementation of programs by the Federal Reserve Board to provide liquidity to the commercial paper markets and expansion of deposit insurance coverage.

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

FIRST M&F CORPORATION AND SUBSIDIARY

On September 29, 2010, as part of the TARP CDCI, the Company entered into a Letter Agreement with the Treasury Department, pursuant to which the Company exchanged 30,000 shares of a new series of Fixed Rate Cumulative Perpetual Preferred Stock, Class B Nonvoting, Series CD for 30,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Class B Non-Voting, Series A. As a result of the exchange, the Company is no longer participating in the TARP CPP being administered by the Treasury Department and is now participating in the Treasury Department’s TARP CDCI.

The new administration and Congress have pursued a number of initiatives in an effort to stimulate the economy and stabilize the financial markets, including the enactment of the American Recovery and Reinvestment Act of 2009 and the Small Business Jobs Act of 2010, among others, and have altered the terms of some previously announced policies and programs.

Dodd-Frank Act

The enactment during 2010 of the Dodd-Frank Act has resulted in increased regulation of the financial services industry. Provisions affecting the activities of the Company and the Bank include, without limitation, the following:

•	Asset-based deposit insurance assessments. FDIC deposit insurance premium assessments will be based on bank assets rather than domestic deposits.

•	Deposit insurance limit increase. The deposit insurance coverage limit has been permanently increased from $100,000 to $250,000.

•
Establishment of the Bureau of Consumer Financial Protection ("CFPB").  The CFPB is housed within the Federal Reserve and, in consultation with the Federal banking agencies, makes rules relating to consumer protection. The CFPB has the authority, should it wish to do so, to rewrite virtually all of the consumer protection regulations governing banks, including those implementing the Truth in Lending Act, the Real Estate Settlement Procedures Act (or "RESPA"), the Truth in Savings Act, the Electronic Funds Transfer Act, the Equal Credit Opportunity Act, the Home Mortgage Disclosure Act, the S.A.F.E. Mortgage Licensing Act, the Fair Credit Reporting Act (except Sections 615(e) and 628), the Fair Debt Collection Practices Act, and the Gramm-Leach-Bliley Act (sections 502 through 509 relating to privacy), among others.

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

The minimum guideline for the total capital to risk-weighted assets, including certain off-balance sheet items such as standby letters of credit ("total capital ratio") is 8.0%. At least half of total capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 capital"). The remainder may consist of subordinated debt, other preferred stock, a limited amount of loan loss reserves, and unrealized gains on equity securities subject to limitations ("Tier 2 capital"). At December 31, 2012, the Company and the Bank were in compliance with the total capital ratio and the Tier 1 capital ratio requirements. Note 20 - Regulatory Matters of the Notes to Consolidated Financial Statements presents the Company's and the Bank's capital ratios.

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

The FDIC instituted the Transaction Account Guarantee Program in 2009 to allow financial institutions the option to insure primarily noninterest-bearing accounts for balances in excess of the standard $250 thousand limit. The annual cost of the additional insurance was $0.10 per $100 of the additional deposit balances insured. In an effort to replenish the deposit insurance fund the FDIC instituted a special assessment of $0.05 per $100 of total assets less Tier 1 capital as of June 30, 2009 and payable on September 30, 2009. The Company paid $745 thousand related to this assessment. In a second replenishment action during the fourth quarter of 2009 the FDIC instituted a requirement for banks to prepay their fourth quarter 2009 and full year 2010, 2011 and 2012 estimated assessments. This prepayment was due to be paid on December 30, 2009, with the 2010, 2011 and 2012 prepaid amounts to be recorded as assets and amortized in future quarters as the actual assessments would be due. The Company was granted an exemption by the FDIC, based on its future liquidity and de-leveraging needs, from paying the prepaid assessment of $11.126 million. The Transaction Account Guarantee Program expired on December 31, 2012.

The Dodd-Frank Act changed the method of calculation for FDIC insurance assessments. Under the old system, the assessment base was domestic deposits minus a few allowable exclusions, such as pass-through reserve balances. Under the Dodd-Frank Act, assessments are calculated based on the depository institution’s average consolidated total assets, less its average amount of tangible equity. On February 9, 2011, the FDIC published final regulations implementing these changes. In addition to providing for the required change in assessment base, the FDIC has modified or eliminated the assessment adjustments based on unsecured debt, secured liabilities, and brokered deposits; added a new adjustment for holding unsecured debt issued by another insured depository institution; and lowered the initial base assessment rate schedule in order to collect approximately the same amount of revenue under the new base as under the old base, among other changes. Due to the expanded assessment base the new initial base assessment rates range from 5 to 35 basis points, and total base assessment rates range from 2.5 to 45 basis points after adjustments. These final regulations became effective April 1, 2011.

The enactment of the Emergency Economic Stabilization Act of 2008 temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. However, with the passage of the Dodd-Frank Act, this increase in the basic coverage limit has been made permanent.

FIRST M&F CORPORATION AND SUBSIDIARY

Debit Interchange Fees

Effective June 29, 2011, the Federal Reserve issued a final rule to implement the “Durbin Amendment” to the Dodd-Frank Act. The rule included standards for assessing whether debit card interchange fees received by debit card issuers are reasonable and proportional to the costs incurred by issuers for electronic debit transactions. Interchange fees, or "swipe" fees, are charges that merchants pay to us and other credit card companies and card-issuing banks for processing electronic payment transactions. Under the final rule, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is the sum of $0.21 per transaction and 5 basis points multiplied by the value of the transaction. The rule further allows for an upward adjustment of $0.01 to the interchange fee if an issuer certifies that it has implemented policies and procedures reasonably designed to achieve the fraud-prevention standards set forth by the Federal Reserve.

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

Available Information

The Company maintains an internet website at www.mfbank.com. The Company makes available free of charge on the website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with the Securities and Exchange Commission (the "Commission"). These reports are made available on the Company's website as soon as reasonably practical after the reports are filed with the Commission. Information on the Company's website is not incorporated into this Form 10-K or the Company's other securities filings and is not a part of them.

FIRST M&F CORPORATION AND SUBSIDIARY

STATISTICAL DISCLOSURE

The statistical disclosures for the Company are contained in Tables 1 through 12.

Table 1: AVERAGE BALANCE SHEETS/YIELDS

	2012			2011			2010
(Dollars in thousands)	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-bearing bank balances	$54,808	$146	0.27%	$70,998	$179	0.25%	$60,894	$143	0.23%
Federal funds sold	11,566	30	0.26	25,000	63	0.25	35,642	82	0.23
Taxable investments	314,889	5,682	1.80	265,446	6,745	2.54	236,046	7,616	3.23
Tax-exempt investments	37,004	2,061	5.57	33,390	1,997	5.98	41,347	2,470	5.97
Loans	1,006,407	55,873	5.55	1,040,703	60,632	5.83	1,052,883	62,501	5.94
Total earning assets	1,424,674	63,792	4.48	1,435,537	69,616	4.85	1,426,812	72,812	5.10
Nonearning assets	154,333			158,747			164,130
Total average assets	$1,579,007			$1,594,284			$1,590,942

NOW & MMDA	618,256	2,380	0.38	562,030	3,696	0.66	473,011	5,062	1.07
Savings deposits	119,741	1,135	0.95	117,686	1,318	1.12	114,358	1,467	1.28
Certificates of deposit	401,097	5,112	1.27	489,199	8,487	1.73	544,192	12,280	2.26
Short-term borrowings	4,017	21	0.52	10,855	36	0.33	19,112	66	0.35
Other borrowings	70,818	2,881	4.07	76,923	3,314	4.31	102,112	5,016	4.91
Total interest-bearing liabilities	1,213,929	11,529	0.95	1,256,693	16,851	1.34	1,252,785	23,891	1.91
Noninterest-bearing deposits	239,402			220,369			222,082
Noninterest-bearing liabilities	11,592			7,852			8,909
Capital	114,084			109,370			107,166
Total avg. liabilities & equity	$1,579,007			$1,594,284			$1,590,942
Net interest margin		52,263	3.67		52,765	3.68		48,921	3.43
Less tax equivalent adjustment
Investments		769	0.05		745	0.05		921	0.06
Loans		101	0.01		156	0.02		199	0.02
Reported book net interest margin		$51,393	3.61%		$51,864	3.61%		$47,801	3.35%

Tax equivalent adjustments were made using a blended Federal/State rate of 37.3%.

Nonaccrual loans are included in the average loan balances.

Table 2: RATE/VOLUME VARIANCES

	2012 Compared To 2011			2011 Compared To 2010
	Increase (Decrease) Due To			Increase (Decrease) Due To
(Dollars in thousands)	Volume	Yield/Cost	Net	Volume	Yield/Cost	Net
Interest earned on:
Interest-bearing bank balances	$(42)	$9	$(33)	$25	$11	$36
Federal funds sold	(34)	1	(33)	(26)	7	(19)
Taxable investments	1,074	(2,137)	(1,063)	848	(1,719)	(871)
Tax-exempt investments	209	(145)	64	(476)	3	(473)
Loans	(1,951)	(2,808)	(4,759)	(716)	(1,153)	(1,869)
Total earning assets	(507)	(5,317)	(5,824)	434	(3,630)	(3,196)
Interest paid on:
NOW & MMDA	293	(1,609)	(1,316)	769	(2,135)	(1,366)
Savings deposits	21	(204)	(183)	40	(189)	(149)
Certificates of deposit	(1,326)	(2,049)	(3,375)	(1,098)	(2,695)	(3,793)
Short-term borrowings	(29)	14	(15)	(28)	(2)	(30)
Other borrowings	(256)	(177)	(433)	(1,161)	(541)	(1,702)
Total interest-bearing liabilities	(490)	(4,832)	(5,322)	63	(7,103)	(7,040)
Change in net interest income on a tax-equivalent basis	$(17)	$(485)	$(502)	$371	$3,473	$3,844

The rate/volume variances are computed for each line item and are therefore non-additive.

FIRST M&F CORPORATION AND SUBSIDIARY

Table 3: SECURITIES AVAILABLE FOR SALE

	Carrying Value of Securities
	December 31
(Dollars in thousands)	2012	2011	2010
Securities Available For Sale
U.S. Government sponsored entities	$72,615	$58,792	$58,611
Mortgage-backed securities	190,563	203,686	173,921
Obligations of states and political subdivisions	71,461	54,142	41,828
Other securities	13,923	4,154	2,569
Total securities available for sale	$348,562	$320,774	$276,929

	Amortized Cost of Securities
	December 31
	2012	2011	2010
Securities Available For Sale
U.S. Government sponsored entities	$71,645	$58,714	$58,152
Mortgage-backed securities	185,317	198,832	170,039
Obligations of states and political subdivisions	68,445	51,763	40,924
Other securities	15,866	6,581	5,306
Total securities available for sale	$341,273	$315,890	$274,421

Table 4: MATURITY DISTRIBUTION AND YIELDS OF SECURITIES AVAILABLE FOR SALE

(Dollars in thousands)	Within One Year	Yield	After One But Within Five Years	Yield	After Five But Within Ten Years	Yield	Over Ten Years	Yield	Total	Yield
Securities Available For Sale
U.S. Government sponsored entities	$7,078	1.73%	$56,228	0.88%	$1,016	2.10%	$8,293	2.90%	$72,615	1.21%
Mortgage-backed securities	79,453	2.52	94,708	2.44	8,784	2.42	7,618	2.39	190,563	2.47
Obligations of states and political subdivisions	3,818	6.40	22,735	5.97	43,046	4.69	1,862	7.14	71,461	5.25
Other debt securities	1,020	5.53	9,970	1.64	—	—	2,933	0.64	13,923	1.71
Total debt securities available for sale	$91,369	2.65%	$183,641	2.36%	$52,846	4.26%	$9,277	2.77%	$348,562	2.75%

Tax equivalent adjustments were made using a blended Federal rate of 34.0% and a State rate of 5.0%. The amounts shown represent the investment portfolio as stated at its carrying value.

Non mortgage-backed securities are categorized in the earlier of their maturity dates or call dates. Mortgage-backed securities are distributed based upon their estimated average lives.

FIRST M&F CORPORATION AND SUBSIDIARY

Table 5: COMPOSITION OF THE LOAN PORTFOLIO

	2012		2011		2010		2009		2008
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Held For Investment:
Commercial, financial and agricultural	$153,550	15.74%	$155,330	15.59%	$133,226	12.57%	$129,571	12.24%	$136,795	11.63%
Non-residential real estate	542,859	55.65	574,505	57.66	646,731	61.00	643,804	60.83	745,699	63.38
Residential real estate	238,728	24.47	223,839	22.47	235,489	22.21	239,921	22.67	255,488	21.71
Consumer loans	40,336	4.14	42,666	4.28	44,700	4.22	45,044	4.26	38,613	3.28
Total loans	$975,473	100.00%	$996,340	100.00%	$1,060,146	100.00%	$1,058,340	100.00%	$1,176,595	100.00%

Loans held for sale	$21,014		$26,073		$6,242		$10,266		$7,698

Table 6: LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

Maturity distribution of loans at December 31, 2012
(Dollars in thousands)	Within One Year	One to Five Years	After Five Years	Total
Commercial, financial and agricultural	$67,425	$61,104	$25,021	$153,550
Non-residential real estate	132,148	316,100	94,611	542,859
Residential real estate	25,449	84,059	129,220	238,728
Consumer loans	9,878	29,033	1,425	40,336
Total loans	$234,900	$490,296	$250,277	$975,473

Rate sensitivity of loans at December 31, 2012
	One to Five Years	After Five Years	Total
Fixed rate loans	$454,300	$215,233	$669,533
Floating rate loans	35,996	35,044	71,040
Total	$490,296	$250,277	$740,573

Table 7: NONPERFORMING ASSETS AND PAST DUE LOANS

(Dollars in thousands)	2012	2011	2010	2009	2008
Nonaccrual loans	$7,444	$17,177	$33,127	$44,549	$20,564
Other real estate owned	25,970	36,952	31,125	23,578	11,061
Investment securities	733	599	698	825	—
Total nonperforming assets	$34,147	$54,728	$64,950	$68,952	$31,625
Accruing loans past due 90 days or more	$321	$602	$951	$2,479	$5,686
Restructured loans (accruing)	$21,800	$19,662	$18,052	$4,620	$3,664
Interest income that would have been recorded on nonaccrual loans if they had been current and accruing	$475
Interest that was recorded in the financial statements for loans that were on nonaccrual status	$137

FIRST M&F CORPORATION AND SUBSIDIARY

Table 8: ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)	2012	2011	2010	2009	2008
Balance at beginning of year	$14,953	$16,025	$24,014	$24,918	$14,217
Charge offs:
Commercial, financial and agricultural	(786)	(2,534)	(3,617)	(4,605)	(993)
Real estate – nonresidential	(5,409)	(7,381)	(13,325)	(42,133)	(5,235)
Real estate – residential	(1,191)	(2,142)	(1,854)	(3,409)	(1,968)
Consumer	(754)	(952)	(859)	(1,093)	(1,510)
Total	(8,140)	(13,009)	(19,655)	(51,240)	(9,706)
Recoveries:
Commercial, financial and agricultural	158	468	281	169	75
Real estate – nonresidential	1,391	1,413	1,798	174	135
Real estate – residential	403	144	121	47	67
Consumer	207	192	246	345	396
Total	2,159	2,217	2,446	735	673
Net charge-offs	(5,981)	(10,792)	(17,209)	(50,505)	(9,033)
Provision for loan losses	8,520	9,720	9,220	49,601	19,734
Balance at end of year	$17,492	$14,953	$16,025	$24,014	$24,918

Net Charge-Offs To Average Loans	0.61%	1.05%	1.65%	4.50%	0.75%

Table 9: ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	December 31
(Dollars in thousands)	2012	2011	2010	2009	2008
Commercial, financial and agricultural	$3,266	$3,347	$4,442	$5,893	$6,815
Non-residential real estate	10,774	8,204	6,705	13,375	13,129
Residential real estate	2,886	2,607	3,701	3,407	1,634
Consumer loans	566	795	1,177	1,339	3,340
Total loans	$17,492	$14,953	$16,025	$24,014	$24,918

	December 31
Allowance As A Percentage Of Loan Type	2012	2011	2010	2009	2008
Commercial, financial and agricultural	2.13%	2.15%	3.33%	4.55%	4.98%
Non-residential real estate	1.98	1.43	1.04	2.08	1.76
Residential real estate	1.21	1.16	1.57	1.42	0.64
Consumer loans	1.40	1.86	2.63	2.97	8.65
Total loans	1.79%	1.50%	1.51%	2.27%	2.12%

Net Charge-Offs As A Percent Of Year End	December 31
Loans Outstanding, By Type	2012	2011	2010	2009	2008
Commercial, financial and agricultural	0.41%	1.33%	2.50%	3.42%	0.67%
Non-residential real estate	0.74	1.04	1.78	6.52	0.68
Residential real estate	0.33	0.89	0.74	1.40	0.74
Consumer loans	1.36	1.78	1.37	1.66	2.89
Total loans	0.61%	1.08%	1.62%	4.77%	0.77%

FIRST M&F CORPORATION AND SUBSIDIARY

Table 10: TIME DEPOSITS OF $100,000 OR MORE

The table below shows maturities of outstanding time deposits of $100,000 or more at December 31, 2012 (dollars in thousands):

Three months or less	$22,033
Over three months through six months	25,424
Over six months through twelve months	34,603
Over one year	96,363
Total	$178,423

Table 11: SELECTED RATIOS

The following table reflects ratios for the Company for the last three years:

	2012	2011	2010
Return on average assets	0.44%	0.27%	0.25%
Return on average equity	6.12	4.00	3.74
Dividend payout ratio	7.41	14.29	2.41
Average equity to assets ratio	7.23	6.86	6.74

Table 12: SHORT-TERM BORROWINGS

The table below presents certain information regarding the Company’s short-term borrowings for each of the last three years:

(Dollars in thousands)	2012	2011	2010
Securities sold under agreements to repurchase
Outstanding at end of period	$3,720	$4,398	$33,481
Maximum outstanding at any month-end during the period	5,225	27,082	41,897
Average outstanding during the period	4,017	10,855	19,112
Interest paid	21	36	66
Weighted average rate during each period	0.53%	0.33%	0.35%

FIRST M&F CORPORATION AND SUBSIDIARY

RISK FACTORS

The Company faces various risks that are inherent to our business such as credit, legal, market, operational, liquidity and regulatory risks. The following factors could affect the performance and operating results of the Company and its subsidiary.

The Company may be vulnerable to economic uncertainty.

•
The Company owns $25.970 million in foreclosed other real estate properties. The ability of the Company to dispose of other real estate without incurring severe losses depends on the strength of the economy and especially the strength and liquidity of the real estate market. If the economy remains weak, the Company may not be able to sell some properties. A lack of sales of properties may prompt further write-downs in their values as they become stagnant and less marketable. An inability to sell foreclosed properties also impacts liquidity through a lack of positive cash flows. If properties take longer than expected to sell or become difficult to market, expenses related to the maintenance of those properties may continue or possibly increase.

•
The credit quality of the loan portfolio depends on a strengthened economy, as the primary source of repayment for many loans is sales revenue. If the economy stagnates, then customers will have to turn to secondary sources of repayment which may be limited. This could lead to additional loan impairments and possible increases in loan charge-offs.

•
The Company has a 56% concentration of commercial real estate loans in the loan portfolio. These loans are vulnerable to fluctuations and economic disruptions in the real estate-related sectors of the economy.

•
Within the commercial loan portfolio the Company has a group of asset-based loans, some of which are outside of the Company’s banking markets, representing 3.76% of the Company’s loan portfolio. These loans are secured primarily by inventory and accounts receivable, are dependent on daily sales and accounts receivable collections, and require significant monitoring by the asset-based lending staff. Deterioration in economic conditions could significantly affect the collateral cash flows and result in impairments on these loans.

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

•
Shortly after the public announcement of the proposed merger with Renasant, the Company became aware of a threatened legal action on behalf of certain shareholders regarding the Company board of directors' fiduciary duties relating to the proposed merger. Unfavorable judgments, if such action was to actually be brought, or in any other ongoing litigation may result in additional expenses.

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

FIRST M&F CORPORATION AND SUBSIDIARY

The Company may terminate its pension plan in the near future.

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

•
Due to its recent net operating losses and concentrations in real estate-related assets, the Company may not be able to raise capital on favorable terms. This could prevent the Company from being able to raise additional capital if needed for operating purposes or to repay its preferred stock.

•
The Company has analyst coverage, and therefore, downgrades in the Company’s prospects by an analyst may cause the Company’s stock price to fall and prevent the Company from being able to access the markets for additional capital.

The Company is subject to regulation by various entities.

•
The Company is subject to the regulations of the Commission, the Federal Reserve Board, the FDIC, the Mississippi Department of Banking and Consumer Finance, and the Mississippi Department of Insurance. New regulations issued by these agencies may adversely affect the Company’s ability to carry on its business activities.

•
The enactment of the Dodd-Frank Act in 2010 represented a significant overhaul of many aspects of the regulation of the financial services industry, and the implementation of and rulemaking under the Dodd-Frank Act through 2012 and in the future could result in higher compliance costs and lower revenues for the Company.

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

•
In 2010 the Company redeemed its $30 million in preferred stock issued under the Capital Purchase Program (CPP) with $30 million in preferred stock issued under the CDCI program. Participation in this program constrains the Company’s ability to raise dividends and repurchase equity securities and also places certain constraints on executive compensation arrangements. The new funding, which carries a 2% dividend rate, takes the place of the CPP funding which provided assurance that the Company can maintain its minimum regulatory capital ratios in the face of possible future credit-related losses. The Company will have to repay these funds by raising capital within the next six years to keep its dividend costs from increasing to 9% per annum.

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

FIRST M&F CORPORATION AND SUBSIDIARY

•
As a condition to closing the proposed merger with Renasant, the Company's CDCI Preferred Shares must either be redeemed or repurchased by the Company or Renasant or exchanged for similar shares of Renasant stock. This condition includes the redemption, repurchase or exchange of the warrant issued to the United States Treasury Department for common stock of the Company. If the CDCI Preferred Shares and/or the warrant are not redeemed, repurchased or exchanged the proposed merger may be in jeopardy. If the proposed merger is not consummated as intended, the Company may suffer economic and reputational harm that could materially adversely affect the Company.

The Company brought $11.125 million in Federal net operating losses (NOLs) and $18.328 million in Mississippi NOLs forward into 2012 from the 2011 Federal and Mississippi tax returns. The Company estimates that $10.834 million of Federal taxable earnings and $8.511 million of Mississippi taxable earnings will be available from the 2012 tax returns to utilize against the NOLs.

•
The Company has 20 years to generate net taxable earnings sufficient to absorb the Federal and state NOLs and approximately $663 thousand in available general tax credits. If the Company cannot generate sufficient taxable earnings, then the NOLs and tax credits will be lost.

The Company relies on other companies to provide certain key components of its business infrastructure.

•
Third party vendors provide certain key components of the Company's business infrastructure such as core banking applications, internet connections, network access and disaster recovery services. Any problems caused by these third parties, including those which result from their failure to provide services for any reason or their poor performance of services, could adversely affect the Company's ability to deliver products and services to its customers.

The Company depends on information technology and telecommunications networks to sustain the information needs of the Company and its customers.

•
A disruption in the telecommunications network could interrupt the Company’s business for an unforeseeable amount of time in that it depends on these networks, which are outside of its control, to communicate information with its customers.

•
Hackers and others beyond the Company’s control could disrupt the Company’s information systems. The Company's computer systems and network infrastructure present security risks, and could be susceptible to hacking or identity theft, resulting in legal repercussions and reputational harm. Natural disasters, fires or electrical disasters could disrupt the Company’s information systems for an unforeseen time until its disaster recovery system could be initiated.

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

FIRST M&F CORPORATION AND SUBSIDIARY

Risk Factors Related to Pending Merger with Renasant

The Company cannot be sure of the market value of the merger consideration that Company shareholders will receive as a result of the announced merger with Renasant.

•
Upon completion of the merger, each share of Company common stock will be converted into merger consideration consisting of .6425 of a share of Renasant common stock. The market value of the merger consideration will vary from the closing price of Renasant common stock on the date we announced the merger, on the date that the proxy statement/prospectus is mailed to Company shareholders, on the date of the special meeting of the Company shareholders and on the date we complete the merger and thereafter. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in our respective businesses, operations and prospects, and regulatory considerations. Many of these factors are beyond our control.

•
Any change in the market price of Renasant common stock prior to completion of the merger will affect the market value of the merger consideration that Company shareholders will receive upon completion of the merger, and there will be no adjustment to the merger consideration for changes in the market price of either shares of Renasant common stock or shares of Company common stock.

We may fail to realize all of the anticipated benefits of the merger.

•
The success of the merger will depend, in part, on the resulting institution's ability to realize the anticipated benefits and cost savings from combining the businesses of Renasant and the Company. However, to realize these anticipated benefits and cost savings, the businesses of Renasant and the Company must be successfully combined. The anticipated benefits and cost savings of the merger may not be realized fully or at all or may take longer to realize than expected.

•
The Company has operated and, until the completion of the merger, will continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company's ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the merger. Integration efforts between the two companies will also divert management attention and resources and could result in deposit attrition or other adverse operational results. These integration matters could have an adverse effect on the Company during the pre-merger transition period and on the combined company following the merger.

The merger is subject to the receipt of consents and approvals from government entities that may impose conditions that could have an adverse effect on the combined company following the merger.

•
Before the merger may be completed, various approvals or consents must be obtained from the Federal Reserve Board, the FDIC, and various domestic banking, securities, antitrust, and other regulatory authorities. These government entities may impose conditions on the completion of the merger or require changes to the terms of the merger. Such conditions or changes could have the effect of delaying completion of the merger or imposing additional costs on or limiting the revenues of the combined company following the merger, any of which might have an adverse effect on the combined company following the merger.

If the merger is not completed, the Company will have incurred substantial expenses without realizing the expected benefits of the merger.

•
The Company will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement. If the merger is not completed, the Company would have to recognize these expenses without realizing the expected benefits of the merger.

The merger is subject to certain closing conditions that, if not satisfied or waived, will result in the merger not being completed, which may cause the market price of the Company's common stock to decline.

•
The merger is subject to customary conditions to closing, including the receipt of required regulatory approvals and approvals of the Renasant and Company shareholders. If any condition to the merger is not satisfied or waived, to the extent permitted by law, the merger will not be completed. In addition, Renasant and the Company may terminate the merger agreement under certain circumstances, including but not limited to if the merger has not been completed on or before September 30, 2013 or if a tender, exchange or similar offer for 20% or more of the outstanding shares of the Company's common stock is commenced and the Company's board of directors recommends that its shareholders tender their shares or otherwise fails to recommend that their shareholders reject such offering. If Renasant and the Company do not complete the merger, the market price of the Company's common stock may decline to the extent that the current market prices of those shares reflect a market assumption that the merger will be completed. In addition, neither company would realize any of the expected benefits of having completed the merger. If the merger is not completed, additional risks could materialize, which could materially and adversely affect the business, financial results, financial condition and stock price of the Company.

FIRST M&F CORPORATION AND SUBSIDIARY

The market price of Renasant common stock after the merger may be affected by factors different from those currently affecting the shares of the Company or Renasant.

•
The businesses of Renasant and the Company differ in important respects and, accordingly, the results of operations of the combined company and the market price of the combined company's shares of common stock may be affected by factors different from those currently affecting the independent results of operations of Renasant and the Company.

The merger agreement limits the Company's ability to pursue an alternative acquisition proposal and requires the Company to pay a termination fee of $5.8 million under limited circumstances relating to alternative acquisition proposals.

•
The merger agreement prohibits the Company from soliciting, initiating, endorsing or knowingly encouraging or facilitating certain alternative acquisition proposals with any third party, subject to exceptions set forth in the merger agreement. These provisions might discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of the Company from considering or proposing such an acquisition. Additionally, the Company is limited in its ability to entertain or accept another offer from an entity that is superior to the offer of Renasant. In the event the Company were to accept such an alternative acquisition proposal, the Company could be required to pay a termination fee of up to $5.8 million, which could materially adversely affect the financial condition of the Company.

The shares of Renasant common stock to be received by the Company's shareholders as a result of the merger will have different rights from the shares of the Company's common stock.

•
Upon completion of the merger, Company shareholders will become Renasant shareholders and their rights as shareholders will be governed by the Renasant articles of incorporation and the Renasant bylaws. The rights associated with Company common stock are different from the rights associated with Renasant common stock.

UNRESOLVED STAFF COMMENTS

Not Applicable.

PROPERTIES

The Company's legal headquarters is a 21,000 square foot, three story, brick building located at 134 West Washington Street, Kosciusko, Mississippi, 39090. This building houses the primary administrative offices of the Bank and Company.

The Bank owns its main office building and 33 of its branch facilities and leases two of its locations. The Bank’s insurance agency subsidiary owns four of its locations and leases one. The Bank’s asset-based lending subsidiary leases one office.  The facilities occupied under lease agreements have terms which range from month to month to ten years.

LEGAL PROCEEDINGS

The Company and its subsidiaries are defendants in various lawsuits arising out of the normal course of business. In the opinion of management, the ultimate resolution of these claims should not have a material adverse effect on the Company’s consolidated financial position or results of operations. Additionally, the Company is aware of a threatened legal action on behalf of certain shareholders regarding the Company board of directors' fiduciary duties relating to the proposed merger with Renasant.

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

At December 31, 2012, there were 1,149 shareholders of record of the Company's common stock. On December 31, 2012, the Company's stock closed at $6.98 per share.

The following table summarizes the trading ranges and dividend payouts for the two years ended December 31, 2012:

	Quarterly Closing Common Stock Price Ranges and Dividends Paid - Common
	First	Second	Third	Fourth
2012:
High	$5.36	$5.24	$7.49	$8.99
Low	2.60	3.80	5.15	6.25
Close	4.80	5.18	7.42	6.98
Dividend	.01	.01	.01	.01	*

2011:
High	$4.48	$4.34	$4.14	$3.00
Low	3.52	3.42	2.99	2.49
Close	4.08	3.78	3.16	2.84
Dividend	.01	.01	.01	.01	*

The following table summarizes common stock and dividend performance ratios for the five years ended December 31, 2012:

	Common Stock and Dividend Performance
	2012	2011	2010	2009	2008
Price/earnings ratio	12.93x	10.14x	2.25x	—	141.00x
Price/book value ratio	0.65x	0.28x	0.38x	0.26x	0.56x
Book value/share	$10.79	$10.05	$9.96	$8.36	$15.00
Dividend payout ratio	7.41%	14.29%	2.41%	—%	866.67%
Historical dividend yield	1.41%	1.07%	1.81%	1.89%	3.29%

*The Company entered into a transaction with the Department of the Treasury under the TARP Community Development Capital Initiative discussed in Part I above. Under the terms of the Securities Purchase Agreement, for as long as the CDCI preferred stock is outstanding and up until the eighth anniversary date of its issuance, the Company will not be able to increase dividends above $0.01 per share of common stock on a quarterly basis. Additionally, the Company may not repurchase any of its shares without Treasury approval, with limited exceptions, most significantly purchases in connection with benefit plans. Subsequent to the eighth anniversary of the issuance of the CDCI preferred stock, the Company must receive approval for the payment of its quarterly dividends from the Treasury. Under an informal Memorandum of Understanding entered into in November 2009 with the Federal Reserve Bank of St. Louis the Company must receive approval from the Federal Reserve prior to paying a quarterly dividend. The Memorandum of Understanding was terminated and all restrictions removed in January 2013.

FIRST M&F CORPORATION AND SUBSIDIARY

The following table provides information regarding securities issued under our equity compensation plans that were in effect during 2012:

	Plan Name	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	1999 Stock Option Plan	10,800	$17.59	—
	2005 Equity Incentive Plan	17,200	10.71	240,388

Equity compensation plans not approved by security holders	None	—	—	—
Total		28,000	$13.36	240,388

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

In 2012, under the 2005 Equity Incentive Plan, there were forfeitures of 7,000 shares and vestings of 46,000 shares of restricted stock.

FIRST M&F CORPORATION AND SUBSIDIARY

Five Year Shareholder Return Comparison

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on the Company’s Common Stock against the cumulative total return of the NASDAQ Market US Index and the NASDAQ Bank Index which consists of the period of five (5) years beginning in 2007.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among First M&F Corporation, the NASDAQ Composite Index, and the NASDAQ Bank Index

$120
$100
$80
$60
$40
$20
$0
12/07
12/08
12/09
12/10
12/11
12/12
First M&F Corporation
NASDAQ Composite
NASDAQ Bank

* $100 invested on 12/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/07	12/08	12/09	12/10	12/11	12/12
First M&F Corporation	100.00	56.15	15.17	25.96	19.95	49.39
NASDAQ Composite	100.00	59.03	82.25	97.32	98.63	110.78
NASDAQ Bank	100.00	78.22	68.07	82.40	70.08	82.33

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

FIRST M&F CORPORATION AND SUBSIDIARY

SELECTED FINANCIAL DATA

(Thousands, except per share data)	2012	2011	2010	2009	2008
EARNINGS

Interest income	$62,922	$68,715	$71,692	$78,833	$93,288
Interest expense	11,529	16,851	23,891	31,239	41,292
Net interest income	51,393	51,864	47,801	47,594	51,996
Provision for loan losses	8,520	9,720	9,220	49,601	19,734
Noninterest income	22,798	21,574	20,521	19,970	21,131
Noninterest expense	56,278	58,334	54,490	95,872	54,284
Income taxes	2,408	1,011	602	(18,104)	(1,436)
Noncontrolling interests	—	—	(1)	(6)	19
Net income (loss)	$6,985	$4,373	$4,011	$(59,799)	$526
Net interest income, taxable equivalent	$52,263	$52,764	$48,921	$49,076	$53,469
Cash dividends paid on common stock	$380	$368	$366	$1,466	$4,772
Dividends paid and accretion on preferred stock	$1,901	$1,774	$1,692	$1,464	$—

PER COMMON SHARE

Net income (loss) – basic	$0.54	$0.28	$1.66	$(6.69)	$0.06
Cash dividends paid – common	.04	.04	.04	.16	.52
Book value – common	10.79	10.05	9.96	8.36	15.00
Closing stock price – common	6.98	2.84	3.74	2.21	8.46

SELECTED AVERAGE BALANCES

Assets	$1,579,007	$1,594,284	$1,590,942	$1,645,160	$1,621,703
Earning assets, amortized cost	1,424,674	1,435,537	1,426,812	1,490,413	1,455,836
Loans held for investment	981,144	1,032,137	1,045,467	1,122,307	1,200,628
Investments, amortized cost	351,893	298,836	277,393	290,963	232,274
Total deposits	1,378,496	1,389,284	1,353,643	1,321,470	1,270,547
Equity	114,084	109,370	107,166	139,156	142,024

SELECTED YEAR-END BALANCES

Assets	$1,601,683	$1,568,651	$1,603,964	$1,662,968	$1,596,865
Earning assets, carrying value	1,449,362	1,407,578	1,440,420	1,507,966	1,427,344
Loans held for investment	975,473	996,340	1,060,146	1,058,340	1,176,595
Investments, carrying value	348,562	320,774	276,929	284,550	227,145
Total deposits	1,402,675	1,371,463	1,375,412	1,388,263	1,261,387
Equity	118,443	109,596	107,065	104,630	135,968

SELECTED RATIOS

Return on average assets	0.44%	0.27%	0.25%	(3.63)%	0.03%
Return on average equity	6.12	4.00	3.74	(42.97)	0.37
Average equity to average assets	7.23	6.86	6.74	8.46	8.76
Dividend payout ratio	7.41	14.29	2.41	—	866.67
Price to earnings	12.93x	10.14x	2.25x	—	141.00x
Price to book	0.65x	0.28x	0.38x	0.26x	0.56x

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

Forward Looking Statements

Certain of the information included in these discussions contains forward looking financial data and information that is based upon management’s belief as well as certain assumptions made by, and information currently available to management. Should the assumptions prove to be significantly different, actual results may vary from those estimated, anticipated, projected or expected. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following:

•	A significant weakening of the economy

•	A collapse of real estate values or the values of other assets that may serve as collateral on customers’ borrowings

•	Adverse changes in interest rates that could destabilize the Company’s net interest margins

•	An unanticipated inflationary spike or deflationary decline

•	A market crash or a highly volatile market

•	A loss of market liquidity for financial products

•	Unfavorable judgments in ongoing litigation

•	Technological disruptions or breaches

•	Unanticipated catastrophic events or natural disasters

•	Unforeseen new competition from outside the traditional financial services industry

•
The effect of changes in accounting principles pronounced by the Financial Accounting Standards Board and accounting policies, practices and disclosures as prescribed through regulations issued and enforced by the Securities and Exchange Commission and other regulatory agencies

•
Unanticipated changes in laws and regulations related to businesses that the Company is in or anticipates entering into or related to transactions that the Company engages in or anticipates engaging in

•
The results of the pending merger with Renasant may vary materially depending on the possibility that competing offers may be made, that various closing conditions may not be satisfied, or that the merger agreement may be terminated.

SUMMARY

The net income for 2012 was $6.985 million, or $0.54 basic and diluted earnings per share as compared to net income of $4.373 million, or $0.28 basic and diluted earnings per share in 2011 and net income of $4.011 million, or $1.66 basic and diluted earnings per share in 2010. The major factors contributing to the increase in 2012 were (1) an increase of $3.483 million in mortgage revenues, (2) a $1.200 million decrease in the loan loss provisions and (3) a decrease in noninterest expenses highlighted by a decrease of $1.582 million in salaries and employee benefits, a $2.165 million decrease in foreclosure expenses and a $515 thousand decrease in FDIC insurance. The major factors contributing to the increase in 2011 were (1) an increase of $3.563 million in net interest income after provision for loan loss, (2) net gains of approximately $534 thousand on closings and disposals of branch properties and (3) an increase of $4.405 million in foreclosed property expenses.

Earnings per share for 2010 include the effect of a $12.867 million gain on the swap of newly issued $30 million par value preferred stock with an initial coupon of 2% issued in the TARP CDCI program for $30 million par value preferred stock with an initial coupon of 5% that was issued by the Company in the TARP CPP in 2009. In September 2010 the Company received certification by the U.S. Treasury Department as a CDFI. As a CDFI, the Company gained access to a source of funding program for CDFIs within the TARP program. The CDCI program allows CDFIs to issue preferred stock with a coupon of 2% to the U.S. Treasury to fund community development activities. The Company issued the $30 million par value, 2% preferred stock in September 2010 and effectively paid off the $30 million par value, 5% coupon preferred stock that it had issued to the U.S. Treasury in February 2009 in the TARP CPP program. Accounting principles require that the issued preferred stock be recorded at its fair value. The difference between the fair value of the new preferred stock issued and the remaining book value of the preferred stock that was paid off must be recorded in retained earnings as a gain or loss. The fair value of the new preferred stock that was issued was $16.159 million. The book value of the old CPP preferred stock that was paid off was $29.026 million. The difference, a $12.867 million gain, was credited to retained earnings. For purposes of calculating earnings per share, the gain on the exchange of the preferred stock was required to be added to net income in determining the amount of earnings attributable to common stockholders. Therefore, the net income of $4.011 million resulted in $1.66 in basic and diluted earnings per share. Note 19 to the consolidated financial statements shows the calculation of basic and diluted earnings per share.

FIRST M&F CORPORATION AND SUBSIDIARY

In February 2012, the Wilsonville branch property was sold for a gain of $41 thousand. In May 2012, the Company transferred the lease and sold the fixed assets of the Niceville, Florida branch to another financial institution for a gain of $44 thousand.

In December 2011, the Company closed five individual branches in Ridgeland, Jackson, Tupelo and Oxford, Mississippi and in Wilsonville, Alabama and consolidated their operations with other branches in those general markets. The Company also sold the branch properties of the Ridgeland, Tupelo and Oxford branches for a net gain of $534 thousand. The Wilsonville, Alabama property was transferred into other real estate at a value of $98 thousand with no impairment charge required. It was subsequently sold in February 2012. The Jackson office is subject to a lease that expires in April 2013. The Company incurred a $67 thousand exit cost in 2011 for the lease. Since the Company did not fully exit any markets, no discontinued operations were reported.

In January 2010, the Company closed individual branches in the Memphis and Germantown, Tennessee and Birmingham, Alabama markets and consolidated their operations into the remaining branches in each market.

Total assets increased by 2.11% in 2012, ending the year at $1.602 billion. Total assets decreased by 2.20% in 2011, ending the year at $1.569 billion. The compounded annual growth rate for total assets for the last five (5) years was a 0.64% decrease, while the compounded growth rate for deposits was 2.13%.

RESULTS OF OPERATIONS

The following table shows performance ratios for the last three years:

	2012	2011	2010
Net interest margin	3.67%	3.68%	3.43%
Efficiency ratio	74.98	78.47	78.47
Return on assets	0.44	0.27	0.25
Return on equity	6.12	4.00	3.74
Noninterest income to avg. assets	1.44	1.35	1.29
Noninterest income to revenues (1)	30.37	29.02	29.55
Noninterest expense to avg. assets	3.56	3.66	3.43
Salaries and benefits to total noninterest expense	47.78	48.80	50.11
Nonaccrual loans to total loans	0.75	1.68	3.11
90 day past due loans to total loans	0.03	0.06	0.09
Net charge-offs as a percent of average loans held for investment	0.61	1.05	1.65

(1)	Revenues equal tax-equivalent net interest income before loan loss expense, plus noninterest income.

The following table shows revenue related performance statistics for the last three years:

(Dollars in thousands)	2012	2011	2010
Mortgage originations	$171,098	$92,009	$80,139
Treasury and electronic banking services revenues	105	98	100
Trust and retail investment revenues	587	584	526
Revenues per FTE employee	162	150	140
Agency commissions per agency FTE employee (2)	92	93	99
(2)  Agency commissions are property, casualty, life and health commissions produced by the insurance agency personnel.

FIRST M&F CORPORATION AND SUBSIDIARY

Net Interest Income

Net interest income before loan loss expenses for 2012 was $51.393 million as compared to $51.864 million for 2011. For 2012 compared to 2011: earning asset yields decreased by 37 basis points, liability costs decreased by 39 basis points, the net interest spread increased by 2 basis points and the net interest margin decreased by 1 basis point.

Net interest income before loan loss expenses for 2011 was $51.864 million as compared to $47.801 million for 2010. For 2011 compared to 2010: earning asset yields decreased by 25 basis points, liability costs decreased by 57 basis points, the net interest spread increased by 31 basis points and the net interest margin increased by 25 basis points.

Balance sheet dynamics affecting the comparative net interest margins for 2012 compared to 2011 include (1) a decrease of 4.94% in average loans held for investment, (2) a decrease in average loans held for investment as a percentage of earning assets from 71.90% in 2011 to 68.87% in 2012, (3) a decrease in average certificates of deposits of 18.01%, (4) a decrease in average other borrowings of 7.94% and (5) an increase in average noninterest-bearing deposits as a percentage of total assets from 13.82% in 2011 to 15.16% in 2012.

Balance sheet dynamics affecting the comparative net interest margins for 2011 compared to 2010 include (1) a decrease of 1.28% in average loans held for investment, (2) a decrease in average loans held for investment as a percentage of earning assets from 73.27% in 2010 to 71.90% in 2011, (3) a decrease in average certificates of deposits of 10.11%, (4) a decrease in average other borrowings of 24.67% and (5) a decrease in average noninterest-bearing deposits as a percentage of total assets from 13.96% in 2010 to 13.82% in 2011.

Yield and cost dynamics affecting the comparative net interest margins for 2012 compared to 2011 include (1) a decrease of 28 basis points in yields on loans held for investment and for sale, (2) a decrease of 39 basis points in investment and short-term funds yields, (3) a decrease of 40 basis points in costs of deposits and (4) an increase of 6 basis points in costs of borrowings.

Yield and cost dynamics affecting the comparative net interest margins for 2011 compared to 2010 include (1) a decrease of 11 basis points in yields on loans held for investment and for sale, (2) a decrease of 48 basis points in investment and short-term funds yields, (3) a decrease of 50 basis points in costs of deposits and (4) a decrease of 37 basis points in costs of borrowings.

Net interest income for 2012 as compared to 2011 decreased due to a decline in average earning assets as the net interest margin decreased from 3.68% to 3.67%. Average earning assets declined by $10.863 million while interest-bearing liabilities declined by $42.764 million - producing more financial leverage from noninterest-bearing demand deposits. Earning asset yields declined by 37 basis points from 2011 to 2012 while liability costs declined by 39 basis points. Average total loans as a percentage of average earning assets declined from 72.50% in 2011 to 70.64% in 2012. This change in the earning asset mix contributed to the decline in asset yields in 2012, and a continued reduction of loan volumes, coupled with funding being diverted into lower yielding assets, could cause asset yields to decrease faster than funding costs. The yield curve continued to flatten as the spread between 10-year and 2-year Treasury rates declined from 267 basis points in December 2010 to 172 basis points in December 2011 and to 146 basis points in December 2012. The Federal Reserve's monetary policy actions over the last 12 months have resulted in increased short-term rates and decreased long-term rates. This will eventually result in a slow down in the declining trend of deposit costs and an acceleration in the decline in loan yields. This implies that loan volume growth and pricing discipline will be of growing importance in the management of net interest income going forward. The strength of the economy, especially with respect to how it affects consumer spending and the ability of small businesses to grow, will be the primary driver of loan growth over the next year.

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

Management expects modest loan demand in 2013. Therefore, four challenges for 2013 will be to (1) manage the earning asset mix by utilizing loan purchase opportunities and SBA lending programs to improve overall asset yields, (2) improve interest income quality by continuing to move non-performing assets off of the balance sheet and redeploy funds into earning assets (3) take advantage of opportunities to decrease deposit costs or to leverage new deposit relationships with sales of related fee-based services and (4) manage the funding mix to emphasize checking accounts and interest-bearing deposits and further reduce dependence on borrowed funds.

FIRST M&F CORPORATION AND SUBSIDIARY

Provision for Loan Losses

The accrual for the provision for loan losses for 2012 was $8.520 million as compared to $9.720 million for 2011 and $9.220 million for 2010. Net charge-offs were $5.981 million for 2012 as compared to $10.792 million for 2011 and $17.209 million for 2010.

The provisions for loan loss accruals have decreased from 2011 to 2012 as net charge-offs have declined, substandard loans have declined and the loan portfolio has decreased. By the end of 2012, nonaccrual loans had returned to their pre-2008 levels. Net charge-offs as a percentage of loans dropped from 4.50% in 2009 to 1.65% in 2010, 1.05% in 2011 and .61% in 2012.

The percentage of allowance for loan loss to total loans held for investment was 1.79% at December 31, 2012, 1.50% at December 31, 2011, and 1.51% at December 31, 2010.

The Credit Risk Management section of this discussion provides further details on the allowance provisioning process.

Noninterest Income

Deposit account revenues have remained relatively flat over the last three years as service charge and overdraft charge revenues have declined but have been somewhat offset by increased debit card revenues. Overdraft revenues tend to be sensitive to economic conditions. The overdraft revenue decreases have been influenced by a decrease in spending by customers as the economy softened beginning in 2008. Numbers of items charged decreased by 15.77% in 2012 and decreased by 12.80% in 2011.

The following table summarizes the different categories that make up total service charges on deposit accounts:

(Dollars in thousands)	2012	2011	2010
Service charge revenues	$1,149	$1,209	$1,282
Debit/ATM card revenues	3,581	3,247	2,755
Overdraft fee revenues	5,450	5,837	6,184
Service charges on deposit accounts	$10,180	$10,293	$10,221

Overdraft fees are per item charges applied to each check or its electronic equivalent paid on an overdrawn account or returned. The per item fee is determined by the Company’s pricing committee and is based primarily on competitive market prices as well as on costs associated with processing the items. The majority of the volumes of overdraft items processed comes from customers in the Company’s overdraft protection program which grants overdraft limits to customers, generally allows account activity up to the overdraft limit balance, and requires that accounts have positive balances at some point within a thirty day period. Overdrafts are considered loans for accounting purposes and therefore are subject to the Company’s loan accounting policies concerning the charging off of accounts to the allowance for loan losses. Interest charged on overdrawn balances, based on the Federal discount rate, is recorded as interest on loans. The overdraft protection program is designed to help customers with their cash flow needs and is not extended to individuals who are poor credit risks.

The Federal Reserve issued a regulatory change, effective July 1, 2010, prohibiting banks from charging fees for paying overdrafts on automated teller machine and one-time debit card transactions unless the customer consents, or opts in, to the overdraft service for those types of transactions. During 2010, approximately 49% of the customers affected by the regulatory change opted in to the fee-paid overdraft protection. The expected resulting revenue losses as well as competitor pricing prompted an increase in the overdraft per item fee by $6 in August 2011.

Debit card revenues have experienced 12.46% compounded annual growth over the last three years. Many of the Company’s deposit products encourage the use of debit cards, online banking and image checking account statements. The Dodd-Frank Act includes measures that allow the Federal Reserve to define limits on large banks for interchange fees that may be charged on debit cards. The Federal Reserve issued a final rule on June 29, 2011, setting the fee cap at $0.21 per transaction plus 5 basis points multiplied by the value of the transaction, with an additional potential fee of $0.01 per transaction as a fraud-prevention reimbursement. The fee caps only apply to banks with $10 billion or more in total assets. The final rule went into effect on October 1, 2011. The Company has not experienced any direct or indirect negative consequences from the implementation of the fee caps.

Management believes that overdraft fee revenues will continue to be the largest component of deposit revenues for the foreseeable future, while debit card revenues should continue to grow. Overdraft fee revenues should remain a dependable source of revenues in 2013 if the economy strengthens and personal spending increases.

FIRST M&F CORPORATION AND SUBSIDIARY

Mortgage banking income increased by 191.27% from 2011 to 2012 after increasing by 15.18% from 2010 to 2011.

The following table summarizes certain performance metrics related to mortgage revenues:

(Dollars in thousands)	December 31, 2012	December 31, 2011
Non-interest income:
Retail revenues	$2,966	$1,741
Selected non-interest expenses: (a)
Recourse expenses	101	5
Closing and shipping expenses	902	499
Origination-related expenses	1,003	504
Revenues net of selected expenses	$1,963	$1,237

Retail originations	$98,597	$73,162
Retail sales	$97,635	$63,566

Adjusted net revenues / dollar sales	2.01%	1.95%

Non-interest income:
Wholesale revenues	$2,338	$80
Selected non-interest expenses: (a)
Broker fees	1,361	232
Recourse expenses	130	—
Closing and shipping expenses	425	147
Origination-related expenses	1,916	379
Revenues net of selected expenses	$422	$(299)

Wholesale originations	$72,501	$18,744
Wholesale sales	$70,582	$8,256

Adjusted net revenues / dollar sales	0.60%	(3.62)%
(a) Selected noninterest expenses are those expenses related to mortgage closings, credit risk, and broker fees and discounts. They do not include originator, processor, or underwriter compensation costs.

Origination volumes nearly doubled from 2011 to 2012 as mortgage rates continued on a steady decline and the Company relied more heavily on wholesale sources for originations. Approximately 60% of the originations during 2012 were refinancings. Retail mortgages generated $2.966 million in revenues while wholesale mortgages generated $977 thousand in revenues net of fees paid to brokers. Interest on loans held for sale in 2012 included $423 thousand in interest on retail mortgages and $344 thousand in interest on wholesale mortgages.

Origination volumes in 2011 were evenly balanced between refinancing and purchase mortgages. Mortgage rates on conventional 30-year mortgages fell by 91 basis points to 3.95% in 2011 after declining by 28 basis points in 2010. During 2011 the Company began originating mortgages through mortgage brokers in Alabama. Interest on loans held for sale in 2011 included $208 thousand in interest on retail mortgages and $67 thousand in interest on wholesale mortgages.

Origination volumes slowed to $80.139 million in 2010 from $97.741 million in 2009, with 59.33% being for refinancing purposes, as the refinancing cycle played out.

Management expects mortgage origination volumes to remain steady until the economy strengthens to the point that long-term rates are allowed to move up.

FIRST M&F CORPORATION AND SUBSIDIARY

Agency commissions have declined for three consecutive years as certain annuity products and title insurance lines have been discontinued and the traditional property, casualty, life and health lines (traditional agency lines) have experienced decreased pricing margins and lower demand. Average revenues per employee in the traditional agency lines have decreased from $99.457 thousand per employee in 2010 to $92.968 thousand per employee in 2012. The soft economy has hurt demand for insurance products and more intense competition has reduced profit margins for property and casualty products. Insurance commission volumes going forward are expected to be influenced by the strength of the economy, competitive pricing pressures and sales efforts.

The Company had sales and calls of $35.368 million of U.S. government-sponsored entity (GSE) securities for a net loss of $35 thousand during 2012. The Company also had sales and calls of $17.115 million of mortgage-backed securities for net gains of $595 thousand during 2012. The Company also had sales and calls of $1.948 million of municipal securities for net losses of $3 thousand during 2012. Most of the investment gains for 2012 were generated during the first quarter through sales of mortgage-backed securities and GSE securities. The gains were used to offset losses that were being taken on foreclosed properties. The Company had sales and calls of $63.089 million of GSE securities for a net gain of $614 thousand during 2011. The Company also had sales and calls of $45.177 million of mortgage-backed securities for net gains of $2.037 million during 2011. The Company also had $3.676 million in sales and calls of corporate and municipal securities for net gains of $118 thousand during 2011. Sales of GSE and mortgage-backed securities during 2011 were generated to support earnings and preserve capital.

The Company owns five separate beneficial interests in collateralized debt obligations that own bank trust preferred securities. These beneficial interests are tested for impairment on a quarterly basis. All of the beneficial interests have incurred other-than-temporary impairments since 2008. Three of the beneficial interests - Trapeza I, Trapeza II and Trapeza V - are deferring their interest payments and are in nonaccrual status. The Trapeza V, Tpref Funding II and MM Community Funding IX beneficial interests failed impairment tests during 2011. The Tpref Funding II beneficial interest failed impairment tests during 2012. The total amount of interest that would have been earned by the securities that were in nonaccrual status during 2012 was $58 thousand and for 2011 was $86 thousand.

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

The following table shows the other-than-temporary charges that the Company incurred during 2012:

(Dollars in thousands)	Other-Than-Temporary Impairment Charged Against Earnings				Other-Than-Temporary Impairment Charged To (Reclassified From) Other Comprehensive Income
Name of Issuer	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Trapeza I 2002-1A	$—	$—	$—	$—	$—	$—	$—	$—
Trapeza II 2003-2A	—	—	—	—	—	—	—	—
Tpref Funding II	—	4	25	—	—	4	(25)	—
Trapeza V 2003-5A	—	—	—	—	—	—	—	—
MM Community Funding IX	—	—	—	—	—	—	—	—
Total	$—	$4	$25	$—	$—	$4	$(25)	$—

The following table shows the other-than-temporary charges that the Company incurred during 2011:

(Dollars in thousands)	Other-Than-Temporary Impairment Charged Against Earnings				Other-Than-Temporary Impairment Charged To (Reclassified From) Other Comprehensive Income
Name of Issuer	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Trapeza I 2002-1A	$—	$—	$—	$—	$—	$—	$—	$—
Trapeza II 2003-2A	—	—	—	—	—	—	—	—
Tpref Funding II	69	—	5	50	(72)	—	1	(49)
Trapeza V 2003-5A	224	—	—	—	35	—	—	—
MM Community Funding IX	3	85	195	—	(18)	(87)	(73)	—
Total	$296	$85	$200	$50	$(55)	$(87)	$(72)	$(49)

FIRST M&F CORPORATION AND SUBSIDIARY

The following table shows the other-than-temporary charges that the Company incurred during 2010:

(Dollars in thousands)	Other-Than-Temporary Impairment Charged Against Earnings				Other-Than-Temporary Impairment Charged To (Reclassified From) Other Comprehensive Income
Name of Issuer	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Trapeza I 2002-1A	$101	$—	$—	$—	$156	$—	$—	$—
Trapeza II 2003-2A	—	53	8	—	—	(14)	39	—
Tpref Funding II	—	50	—	—	—	(17)	—	—
MM Community Funding IX	101	61	29	—	(86)	(36)	(10)	—
Total	$202	$164	$37	$—	$70	$(67)	$29	$—

The following table summarizes certain financial information about the trust preferred security-backed CDOs at the end of 2012 and 2011:

As of December 31, 2012
(Dollars in thousands)
Name of Issuer	Class	Book Value	Fair Value	UnrealizedLoss	Moody's Credit Rating	Number of Banks in Issuance	Deferrals and Defaults as a Percent of Collateral	Excess Subordination
Trapeza I 2002-1A	C1	$474	$167	$307	C	17	46.39%	0.00%
Trapeza II 2003-2A	C1	989	267	722	Ca	32	33.49	0.00
Tpref Funding II	B	684	212	472	Caa3	32	38.81	0.00
Trapeza V 2003-5A	C1	609	164	445	Ca	40	30.65	0.00
MM Community Funding IX	B1	352	136	216	Ca	29	39.29	0.00
		$3,108	$946	$2,162

As of December 31, 2011
(Dollars in thousands)
Name of Issuer	Class	Book Value	Fair Value	UnrealizedLoss	Moody's Credit Rating	Number of Banks in Issuance	Deferrals and Defaults as a Percent of Collateral	Excess Subordination
Trapeza I 2002-1A	C1	$474	$91	$383	C	22	43.33%	0.00%
Trapeza II 2003-2A	C1	989	273	716	Ca	36	30.41	0.00
Tpref Funding II	B	713	220	493	Caa3	34	38.81	0.00
Trapeza V 2003-5A	C1	609	115	494	Ca	42	35.45	0.00
MM Community Funding IX	B1	352	120	232	Caa3	31	50.68	0.00
		$3,137	$819	$2,318

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

FIRST M&F CORPORATION AND SUBSIDIARY

Significant components of other income for 2010 through 2012 are contained in the following table:

(Dollars in thousands)	2012	2011	2010
Agency profit-sharing revenues	$142	$257	$234
Loan fees	433	384	387
Gains on student loan sales	—	—	176
All other income	1,442	1,823	1,068
Other income	$2,017	$2,464	$1,865

Agency profit-sharing revenues are profit sharing distributions received by M&F Insurance Group, Inc. from its underwriting companies generally based on the amount of business written during the previous year, adjusted for claims incurred. Loan fees include fees other than origination fees, primarily monthly collateral monitoring fees related to asset-based lending arrangements and fees charged for issuing letters of credit. All other income for 2012 includes $44 thousand in net gains on the sale of the Niceville, Florida branch property to another financial institution and $41 thousand in net gains on the sale of the Wilsonville, Alabama branch property. All other income for 2011 includes $534 thousand in net gains on disposals of four branch properties in the Jackson, Oxford, Ridgeland and Tupelo, Mississippi markets and disposal of the furniture and equipment from the branch property in Wilsonville, Alabama.

The Company has a strategy to increase noninterest revenues as a proportion of total revenues over time. Noninterest revenues as a percentage of total revenues decreased from 29.55% for 2010 to 29.02% for 2011 and increased to 30.37% for 2012. Another metric that the Company monitors is revenues per full-time employee, which were approximately $162 thousand for 2012 as compared to $150 thousand for 2011 and $140 thousand for 2010. Management's strategic focus is to improve revenues generated per employee while maintaining stability in revenue growth by increasing the mix of noninterest revenues to total revenues.

Noninterest Expense

Salary and benefit expenses, which comprise approximately 48% of noninterest expenses, decreased by 3.52% from 2011 to 2012 and increased by 4.27% from 2010 to 2011. The decrease in salary and benefit expenses for 2012 was influenced primarily by (1) a decrease of $677 thousand in health care costs, (2) a $1.190 million increase in pension expenses, (3) a $258 thousand increase in 401(k) plan expenses, (4) an increase of $329 thousand in employee stock compensation expense, (5) a $2.250 million increase in deferred loan costs and (6) restructuring efforts initiated during the third quarter of 2011. The restructuring project called for the closure of five branches, the sale of up to two branches and a reduction in staffing of approximately 55 positions. Four branches were closed in Mississippi and one was closed in Alabama although no markets were exited. A sale of the Niceville, Florida branch location closed during the second quarter of 2012. Substantially all of the staffing reductions occurred during the third and fourth quarters of 2011 with severance costs of $238 thousand being incurred. The pension expense increase was due to an increase in the amortization of actuarial losses resulting from an increase in the estimated pension liability. Deferred loan costs were up due to an increase in the estimates of commercial and real estate loan origination costs (the deferred costs reduce salary expenses and are capitalized, net of origination fees, to the originated loan and subsequently amortized to loan interest income as a yield adjustment).

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

Health care related costs decreased by 32.85% in 2012, increased by 12.71% in 2011 and increased by 3.99% in 2010. Health care costs rise and fall primarily due to claims experience and secondarily by the number of covered employees.

Prior to 2009 the Company matched 75% of participating employees' first 6% of contributions to the Company's 401(k) plan for all employees with three years or more of credited service and 60% of participating employees' first 6% of contributions for all employees with less than three years of credited service. Beginning in 2009, the Company cut the matching percentages in half to 37.5% and 30% respectively. The Company restored the original 75% and 60% matching contributions in September 2011. The change in matching contribution levels was a contributing factor in the increased 401(k) benefit plan expenses for 2012.

FIRST M&F CORPORATION AND SUBSIDIARY

The branch closures and related employee severance activities resulted in a decrease in average full-time equivalent employees from 497 in 2010 to 496 in 2011 and 465 in 2012.

The number of full-time equivalent employees was 456 at the end of 2012, 460 at the end of 2011 and 499 at the end of 2010.

Foreclosed property losses and expenses decreased by $2.165 million in 2012 from 2011 and increased by $4.405 million in 2011 from 2010. Other real estate increased from $31.125 million at the end of 2010 to $36.952 million at the end of 2011 and then decreased to $25.970 million at the end of 2012. The Company became aggressive in writing down foreclosed properties beginning in 2009, and write-downs continue to dominate foreclosure expenses. The volume of sales of properties exceeded the volume of foreclosures in 2012, indicating an approach to the end of the foreclosure cycle set in motion in 2009. However, vacant and undeveloped properties have been more difficult to sell, generating little investor interest. Management expects the working out of the bulk of the foreclosed property portfolio to occur over the next three to five years.

The components of foreclosed property expenses for the last three years are contained in the following table:

(Dollars in thousands)	2012	2011	2010
Losses (gains) on sales of other real estate	$726	$781	$(749)
Write-downs of other real estate	3,534	5,093	2,323
Other real estate expenses	1,072	1,816	1,686
Rental income on other real estate properties	(146)	(339)	(314)
Total foreclosed property expenses	$5,186	$7,351	$2,946

FDIC insurance assessment expenses decreased by 21.23% in 2012 and by 25.61% in 2011 due to the change in assessment bases and assessment rates prescribed by the Dodd-Frank Act and an improvement in the Company's assessment rate category. The FDIC, as required by the Dodd-Frank Act, redefined the deposit assessment insurance base effective April 1, 2011. The new assessment base is generally defined as average consolidated assets minus average tangible equity (generally defined as average tier 1 capital) subject to adjustments for unsecured debt and brokered deposits. The new base assessment rate applicable to the adjusted asset base became generally 14 basis points annually for the risk category that the Company was classified in during 2011. The previous base assessment rate applicable to the adjusted deposit base was generally 22 basis points annually for the Company. During the fourth quarter of 2012 the Company was elevated to an improved risk category, resulting in an estimated 5 basis point decrease in the assessment rate.

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

Other expenses increased by 28.32% primarily due to an increase in mortgage processing expenses. The largest component of these expenses is the expense for fees paid to mortgage brokers for referrals which was $1.361 million in 2012 and $232 thousand in 2011.

Income Taxes

The average tax rate was 25.64% for 2012 as compared to 18.78% for 2011 as earnings began to normalize toward pre-crisis levels. The Company incurred net operating losses (NOLs) from 2008 through 2010. The Company had Federal taxable income of $7.896 million in 2011 to utilize against $19.021 million in previous accumulated NOLs. The Company estimates that it generated approximately $10.8 million in Federal taxable income during 2012. The $2.408 million in income tax expenses for 2012 included $2.406 million in deferred tax expenses and $2 thousand in current tax expenses. The deferred tax asset at December 31, 2012 included $1.758 million in Federal tax credits as well as a $715 thousand asset for Federal and state NOL carry-forwards. Management expects that the remaining Federal and state net operating losses will be realized through carry-forwards in the foreseeable future. Management has reviewed its deferred tax assets and determined that it is more likely than not that the deferred tax assets will be realized in the foreseeable future and therefore no valuation allowance has been accrued. The Company expects to utilize the tax benefits implicit in the deferred tax asset in the foreseeable future when (1) current tax benefits increase as losses are realized through loan charge-offs and collateral foreclosures and dispositions and (2) future earnings become sufficient to absorb the deductions.

The Company had no material recognized uncertain tax positions as of December 31, 2011 or 2012 and therefore did not have any tax accruals during 2011 or 2012 related to uncertain positions.

FIRST M&F CORPORATION AND SUBSIDIARY

Quarterly Financial Trends (Unaudited)

The following table summarizes components of the Company’s statements of operations by quarter for 2012 and 2011:

	2012
(Dollars in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$16,205	$15,906	$15,625	$15,186
Interest expense	3,241	2,990	2,753	2,545
Net interest income	12,964	12,916	12,872	12,641
Provision for loan losses	2,280	2,280	1,980	1,980
Noninterest income	5,421	6,035	5,607	5,735
Noninterest expense	13,986	14,319	14,060	13,913
Net income before taxes	2,119	2,352	2,439	2,483
Income taxes	512	599	645	652
Net income	$1,607	$1,753	$1,794	$1,831

Net income allocated to common shareholders	$1,139	$1,226	$1,264	$1,290

Per common share:
Net income - basic	$.12	$.14	$.14	$.14
Net income - diluted	$.12	$.14	$.14	$.14
Cash dividends	$.01	$.01	$.01	$.01

	2011
(Dollars in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$17,569	$17,602	$17,239	$16,305
Interest expense	4,844	4,331	4,014	3,662
Net interest income	12,725	13,271	13,225	12,643
Provision for loan losses	2,580	2,280	2,580	2,280
Noninterest income	5,731	4,712	5,219	5,912
Noninterest expense	14,811	14,303	14,143	15,077
Net income before taxes	1,065	1,400	1,721	1,198
Income taxes	115	294	391	211
Net income	$950	$1,106	$1,330	$987

Net income allocated to common shareholders	$515	$661	$878	$530

Per common share:
Net income - basic	$.06	$.07	$.10	$.05
Net income - diluted	$.06	$.07	$.10	$.05
Cash dividends	$.01	$.01	$.01	$.01

Fourth Quarter Earnings

Net income for the fourth quarter of 2012 was up by $37 thousand from the third quarter of 2012 and up by $844 thousand from the fourth quarter of 2011. The primary difference in the fourth quarter performance of 2012 as compared to 2011 was an improvement in credit costs as the provision for loan losses decreased by $300 thousand and foreclosed property expenses decreased by $775 thousand.

FIRST M&F CORPORATION AND SUBSIDIARY

FINANCIAL CONDITION

Earning Assets

The average earning asset mix for 2012 was 70.64% in loans, 24.70% in investments, and 4.66% in short-term funds. The average earning asset mix for 2011 was 72.49% in loans, 20.82% in investments, and 6.69% in short-term funds. The average earning asset mix for 2010 was 73.79% in loans, 19.44% in investments and 6.77% in short-term funds. Loans held for investment decreased by 2.09% in 2012 while deposits increased by 2.28%. Loans held for investment decreased by 6.02% in 2011 while deposits decreased by 0.29%. The following table shows net changes in the major balance sheet categories for the year-to-date periods as of December 31, 2012 and 2011:

	Year to Date Net Change
(Dollars in thousands)	2012	2011
Cash and due from banks	$14,835	$(5,123)
Interest-bearing bank balances and Federal funds sold	39,922	(32,712)
Securities available for sale	27,788	43,845
Loans held for sale	(5,059)	19,831
Loans held for investment	(20,867)	(63,806)
Allowance for loan losses	(2,539)	1,072
Other real estate	(10,982)	5,827
Other assets	(10,066)	(4,247)
Total assets	$33,032	$(35,313)
Total deposits	31,212	(3,949)
Total borrowings	(7,672)	(36,498)
Other liabilities	645	2,603
Stockholders’ equity	8,847	2,531
Total liabilities and equity	$33,032	$(35,313)

Assets increased by 2.11% from December 31, 2011 to December 31, 2012, and decreased by 2.20% from December 31, 2010 to December 31, 2011. Investments increased by 8.66% in 2012 after increasing by 15.83% in 2011. Deposit growth funded the asset increase for 2012, with most of the funds being deployed into interest bearing bank balances and investment securities. As the loan portfolio continued its decrease through 2012, loan cash flows were primarily used to purchase investment securities. Approximately $47.798 million in U.S. government entity securities, $81.646 million in mortgage-backed securities and $31.491 million in corporate and municipal securities were purchased in 2012. Mortgage-backed security purchases were funded primarily through sales and principal payments as the Company reduced mortgage-backed holdings in favor of further diversifying into municipal and corporate securities which presented better yield opportunities with manageable credit risk. The Company began a diversification strategy in 2011 with initial purchases of $10.472 million in taxable municipal securities. The mortgage-backed securities portfolio grew by $28.765 million in 2011 as $135.180 million of securities were purchased using reinvested proceeds from $44.924 million of sold securities, $58.144 million from monthly payment activity and funds from loan pay-downs for the remainder. Included in the 2011 purchases were $63.999 million of collateralized mortgage obligations which have attractive payment structures and protections against interest rate risks.

The following table shows loans held for investment by type as of December 31, 2012, 2011 and 2010:

(Dollars in thousands)	December 31, 2012	December 31, 2011	December 31, 2010
Commercial real estate	$542,859	$574,505	$646,731
Residential real estate	200,992	186,815	195,184
Home equity lines	37,736	37,024	40,305
Commercial, financial and agricultural	116,871	117,790	105,094
Asset-based loans	36,679	37,540	28,132
Consumer	40,336	42,666	44,700
Total	$975,473	$996,340	$1,060,146

Mortgages held for sale	$21,014	$26,073	$6,242

FIRST M&F CORPORATION AND SUBSIDIARY

The diversification of the entire loan portfolio was a continuing effort in 2011 and 2012 as management re-emphasized small business lending and agricultural lending, adding lenders with SBA and timberland expertise. A commercial products division was started during the third quarter of 2011 to acquire loan participations, build the asset-based lending portfolio and grow the commercial and industrial and commercial real estate loan portfolios.

Within the commercial real estate loan portfolio, construction loans declined by $10.580 million in 2012 after declining by $19.768 million in 2011. Other commercial real estate loans decreased by $21.066 million in 2012 and by $52.458 million in 2011 primarily due to foreclosure activity and payment activity as demand remained weak and problem loans were worked out. Foreclosure activity represented $7.846 million of the decrease in construction and other real estate-secured loans in 2012 as compared to $25.724 million for 2011. A portfolio of acquired participations in loans secured by church properties declined by $5.221 million during 2012 and by $7.469 million during 2011 as the Company slowed down an acquisition program that was begun in 2010.

Commercial, financial and agricultural loans declined by less than 1% during 2012, increased by 12.08% in 2011 and increased by 2.94% in 2010. The growth for 2011 was driven by participations purchased. Agricultural loans decreased by $8.596 million in 2012 driven primarily by the seasonal payoff of a group of crop production loan participations purchased in 2011. SBA loans grew from $3.044 million at the end of 2011 to $11.835 million at the end of 2012 as the Company focused resources on SBA opportunities. The asset-based lending operation portfolio in Memphis, M&F Business Credit, Inc. (MFBC), remained flat in 2012 after growing by 33.44% in 2011 and by 2.38% in 2010. MFBC provides working capital lines of credit to companies that generally do not have the necessary capital base to support a traditional working capital line unless the line of credit is monitored on a daily or weekly basis. These companies would not qualify for a traditional bank line of credit and MFBC mitigates this risk through very tight monitoring of all accounts receivable and inventory (at least weekly), accounts payable and monthly reporting of financial statements. These loans are generally collateralized by inventory and accounts receivable and paid from the cash flows received from sales of inventory and collections of accounts receivable. The cash flows are managed through a lock box arrangement under the control of MFBC and collateral is monitored through daily, weekly or monthly procedures. The target market area for the asset-based lending operation is the southeastern U.S., but for the right opportunity, the group can service a loan anywhere in the U.S. The average balance per customer relationship was $2.054 million at the end of 2012.

Residential loans grew by 7.59% in 2012 with 56% of that growth due to transfers of held-for-sale originated mortgages into the primary loan portfolio. The growth indicates some recovery of home values in the local housing markets and an emerging willingness of consumers to resume borrowing.

Liability Management

Deposits increased by 2.28% during 2012 and decreased by 0.29% during 2011. The following table shows the breakdown by deposit category of core deposit and public funds deposit growth from December 31, 2011 to December 31, 2012:

	Core Customers Increase (Decrease)		Public Funds Increase (Decrease)		Total Deposits Increase (Decrease)
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest-bearing	$42,512	18.93%	$2,065	29.00%	$44,577	19.24%
NOW	15,497	6.90	17,708	10.69	33,205	8.51
MMDA	15,317	8.59	925	4.75	16,242	8.21
Savings	(1,484)	(1.24)	(86)	(25.60)	(1,570)	(1.31)
Customer CDs	(57,524)	(14.34)	(3,144)	(21.96)	(60,668)	(14.61)
Brokered CDs	252	2.34	(826)	(14.28)	(574)	(3.46)
Total	$14,570	1.26%	$16,642	7.82%	$31,212	2.28%

FIRST M&F CORPORATION AND SUBSIDIARY

Noninterest-bearing core customer balances increased by $42.512 million in 2012 after increasing by $18.572 million in 2011. Accounts with balances in excess of $250 thousand increased by $36.551 million in 2012 and by $7.580 million in 2011 with the rest of the growth occurring across the deposit base. Public funds noninterest-bearing balances increased by $947 thousand in 2011 and subsequently increased by $2.065 million in 2012.

NOW account growth in 2012 was evenly distributed between public sector and non-public sector sources. Core NOW accounts in excess of $250 thousand grew by $9.378 million while public funds accounts in excess of $250 thousand increased by $17.378 million. NOW account growth in 2011 was dominated by the public funds sector. Although public balances grew by 15.25% in 2011, the number of accounts grew by only 2.76%, indicating that the growth occurred primarily in established accounts.

Core money market balances grew by $25.730 million in 2011 and by $15.317 million in 2012. During 2012 core money market deposits in excess of $250 thousand increased by $15.699 million in balances and by 7.08% in numbers of accounts. Core money market balances showed 16.86% growth in 2011 with most of that growth occurring across the customer base. Money market deposits with balances in excess of $250 thousand increased by $4.109 million. The number of core money market accounts grew by 3.30% in 2011. The money market public funds growth in 2011 occurred almost exclusively in accounts with balances in excess of $250 thousand.

The Company has had a philosophy of pricing certificates of deposits in the middle to low range of market rates since 2009 as management focused on limiting overall balance sheet growth and continued to improve its capital ratios. Certificate of deposit balances have dropped steadily since 2009 as the rate environment became less conducive to time deposits. Market rates for one year certificates fell by over 100 basis points from the end of 2008 to the end of 2011. Since 2010, the Summit NOW account and certain tiers of money market deposit accounts offered better customer yields than long-term certificates of deposits. The dynamics of the Company's deposit base have shown evidence of movement of funds from certificates into NOW and money market accounts since 2009. The Company has worked since 2008 to build the core customer deposit base as a primary source of liquidity and reduce balances of borrowed funds. The Company's capital requirements have limited the amount of balance sheet growth available to it since 2009, thus resulting in a flat to small trend upward in total deposits. Strategies for deposit growth have been replaced by strategies toward a more quality core deposit mix. The numbers of core demand, NOW and money market deposit accounts have decreased by less than 1% since the end of 2010.

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

The following table shows the deposit mix for the last three year ends:

(Dollars in thousands)	December 31, 2012	December 31, 2011	December 31, 2010
Noninterest-bearing demand	$276,295	$231,718	$212,199
NOW deposits	423,461	390,256	364,209
Money market deposits	214,091	197,849	166,455
Savings deposits	118,123	119,693	114,769
Certificates of deposit	354,712	415,380	502,772
Brokered certificates of deposit	15,993	16,567	15,008
Total	$1,402,675	$1,371,463	$1,375,412

The following table shows the mix of public funds deposits as of the last three year ends:

(Dollars in thousands)	December 31, 2012	December 31, 2011	December 31, 2010
Noninterest-bearing demand	$9,186	$7,121	$6,174
NOW deposits	183,419	165,711	143,781
Money market deposits	20,403	19,478	13,814
Savings deposits	250	336	335
Certificates of deposit	11,171	14,315	21,076
Brokered certificates of deposit	4,957	5,783	5,610
Total	$229,386	$212,744	$190,790

FIRST M&F CORPORATION AND SUBSIDIARY

Other borrowings decreased by 16.26% in 2012, decreased by 14.71% in 2011 and decreased by 58.85% in 2010. The decreases in borrowings were primarily funded through liquidity provided by correspondent bank balances and loan portfolio paydowns. Management intends to allow its Federal Home Loan Bank borrowings to decrease as they mature while deposits are used as a primary source of funding.

Prior to January 2013 the Company was required to seek prior approval from the Federal Reserve Bank of St. Louis to pay the interest on the subordinated debentures as well as to pay dividends on its preferred stock.

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

The Company has investments in five asset-backed securities also known as collateralized debt obligations (CDOs) that are beneficial interests. These beneficial interests were issued by vehicles that used the proceeds to invest in trust preferred securities of commercial banks. Trust preferred securities are a long-term form of capital that were used by commercial banks during the past decade to fund acquisitions of other banks, repurchases of common stock and denovo expansion efforts. Some of the trust preferred securities in these trusts were issued by banks that incurred significant losses on sub-prime mortgages and other real estate-related loans, resulting in defaults on the trust preferred securities. As defaults and deferrals of dividend payments on these securities have increased, covenants have been triggered within these trusts to divert incoming cash flows toward the payment of the most senior securities issued by the trusts. As this occurred, the trusts began to defer interest payments on the less senior instruments. The financial troubles beginning in 2008 which led to deferrals of payments by the issuing banks led to a re-evaluation of the credit quality of the beneficial interests, secured by the issuing bank trust preferred securities, issued by the trusts. These reviews resulted in downgrades by Moody’s in late 2008 and early 2009 of the five CDOs that the Company owns to below investment grade. Since observable transactions in these securities are extremely rare, the Company uses assumptions that a market participant would use in valuing these instruments. These assumptions primarily include cash flow estimates and market discount rates. The cash flow estimates are sensitive to the assumptions related to the ability of the issuers to pay the underlying trust preferred securities according to their terms. The market discount rates depend on transactions, which are rare given the lack of interest of investors in these types of beneficial interests. As of the end of 2012, the Company carried these investments at 30.44% of amortized cost, with the unrealized losses of approximately $2.162 million recorded in stockholders’ equity, net of tax, as a component of other comprehensive income. As of the end of 2011, the Company carried these investments at 26.11% of amortized cost, with the unrealized losses of approximately $2.318 million recorded in stockholders’ equity, net of tax, as a component of other comprehensive income.

The Company recorded $29 thousand in 2012 and $631 thousand in 2011 of other-than-temporary impairment losses through earnings on these securities. The credit downgrades at the end of 2008 and in the first quarter of 2009 were the first indicator that an other-than-temporary impairment may be present in some of these beneficial interests. Impairment tests are performed quarterly and consist of estimating the cash flows that are available to pay the beneficial interests and discounting those cash flows using the Company’s initial yield at purchase as the discount rate. Any deficit of the discounted value below the book value of the beneficial interest is considered a credit-related other-than-temporary impairment and is charged against current earnings. The remainder of the difference between the fair value and the book value of the beneficial interest is considered an other-than-temporary impairment charged separately to other comprehensive income. The 2012 tests resulted in a $29 thousand credit-related impairment charge against earnings and $21 thousand of impairment charges reclassified from other comprehensive income on three of the beneficial interests.The 2011 tests resulted in a $631 thousand credit-related impairment charge against earnings and $263 thousand of impairment charges reclassified from other comprehensive income on three of the beneficial interests.

An economic by-product of the sub-prime mortgage crisis has been the slow-down in the housing markets. Lack of demand in housing, an over-supply of homes on the market, a tightening of available credit by banks and a general deterioration in the economy have affected the Company’s ability to dispose of foreclosed properties and to arrive at values of real estate collateral for loan impairment testing. As real estate values have steadily fallen since 2008, losses and write-downs of other real estate have increased. The Company experienced losses on sales and write downs of foreclosed real estate of $4.260 million in 2012 as compared to $5.874 million in 2011. Real estate-related loan impairment calculations became more severe after 2008, resulting in $8.296 million in loan loss accruals related to real estate secured loans individually reviewed for impairments in 2012 and $6.971 million in 2011. The Company estimates that fair values of properties related to land development and construction and commercial real estate could remain under pressure through 2013, and may result in additional loan loss accruals for loan impairments.

FIRST M&F CORPORATION AND SUBSIDIARY

In November 2010 the Company entered into an interest rate swap designed to hedge its exposure to rising interest rates on its $30 million of junior subordinated debentures, which converted from a fixed rate of interest to a floating rate effective March 15, 2011. The interest rate swap is designed for the Company to receive floating rate interest amounts and to make fixed rate payments in a net settlement arrangement with the swap counterparty. The swap is expected to be highly effective. Therefore, the net change in fair value of the swap is being recorded in other comprehensive income. On each interest settlement date the balance in accumulated other comprehensive income is reclassified into interest expense. Any ineffective portion of the change in the fair value of the swap, which is valued on a monthly basis, is recorded in earnings rather than into other comprehensive income. The fair value of the swap at the end of 2012 was $2.484 million, classified as a liability. The fair value, net of deferred taxes of $927 thousand, was recorded in other comprehensive income. The fair value of the swap at the end of 2011 was $1.834 million, classified as a liability. The fair value, net of deferred taxes of $684 thousand, was recorded in other comprehensive income.

The Company accounts for mortgages held for sale at the lower of cost or fair value. Fair values of mortgages are primarily influenced by market rates. The Company also uses credit spreads in valuing mortgages held for sale. Since these loans are originated to conform to FNMA underwriting standards, their values are not influenced by the sub-prime mortgage market. These mortgages are generally sold within 90 days of origination and retention of these mortgages in the Company’s loan portfolio is rare. The Company also issues rate locks related to loan originations and receives purchase commitments from correspondent bank investors to purchase the loans when they are originated. These commitments to originate and purchase are accounted for as derivatives and are therefore marked to fair value every month with changes being recorded in mortgage banking income. Fair value adjustments for origination derivatives resulted in $662 thousand in revenues credited to mortgage banking income during 2012 and $188 thousand in losses charged to mortgage banking income during 2011. Fair value adjustments for forward sale derivatives contributed $137 thousand in revenues to mortgage banking income during 2012 and increased mortgage banking revenues by $188 thousand during 2011.

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

FIRST M&F CORPORATION AND SUBSIDIARY

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

At the end of 2011, the average loss rates applied to pools of commercial loans and for real estate secured commercial and construction loans were adjusted for economic condition environmental factors related to (1) the lack of economic growth impacting small businesses in the Company's markets and (2) the lack of liquidity in the market for commercial real estate, especially concerning undeveloped properties. The loss rate applied to commercial real estate loans was adjusted upward by 10 basis points. The loss rate applied to commercial, agricultural and municipal loans was adjusted upward by 50 basis points. At December 31, 2012 the Company added environmental factors of approximately 15 basis points to the five-year average loss rate for commercial real estate loans and 35 basis points to the five-year average loss rate for commercial loans to reflect sales growth uncertainty in the small business markets.

The Company experienced a large increase in the amount of past due and nonaccrual real estate-secured construction and commercial loans during 2008. The trend in nonaccrual and past due loans stabilized in the fourth quarter of 2009 and began its decline in 2011. Management addressed the problem of liquidating nonperforming loans by creating a special problem asset group within the organization in 2009, separate from the ongoing credit operations and lending activities of the Company. Problem loans, including large nonaccrual loans, have been assigned to this group of specialists with the intent of liquidating the loans or their collateral in an orderly fashion. Nonaccrual loans have moved downward from their high of $74.420 million in the second quarter of 2009 and fallen to $7.444 million at December 31, 2012. Management has made much progress recently in improving the credit quality of the portfolio as substandard and loss loans have fallen from 6.90% of loans held for investment at December 31, 2011 to 4.80% at December 31, 2012. Construction and development substandard and loss loans decreased from 26.19% of their outstanding balances to 17.60% and other commercial real estate substandard and loss loans decreased from 8.07% of their outstanding balances to 5.54% during the same period. The allowances for loans individually tested for impairment increased to $5.238 million at December 31, 2012 from $3.729 million at December 31, 2011, primarily due to (1) an increase in the impairment allowance in one construction loan and (2) an increase in the number of commercial real estate loans with impairment allowances as appraisals were updated during 2012. Moving forward, as old years are removed and recent years are added, the allowances related to risk pools of loans should decline as the historical five year average loss rates decline, assuming that recent trends continue. The portfolio clean-up since 2008 came at the expense of higher net charge-offs. However, during 2012 net charge-offs were $5.981 million as compared to $10.792 million for 2011. Approximately 42.07% of the net charge-off activity in 2012 was related to foreclosure transactions. Approximately 45.33% of the net charge-offs for all of 2011 were related to foreclosure transactions. Foreclosure volume increased every quarter during 2011, accelerating to $8.186 million for the fourth quarter. During 2012, $5.330 million of properties were foreclosed on.

The primary challenge during 2013 and beyond will be the liquidation of foreclosed properties. The Company sold $13.110 million of foreclosed properties for $12.384 million during 2012. During 2011, $10.510 million of properties were sold for $9.729 million. As sales have outpaced foreclosure activity in 2012, the Company faces the challenge of selling the remaining properties, with the most difficult task being the disposition of construction and land development properties which make up approximately 74% of the balance of other real estate owned.

FIRST M&F CORPORATION AND SUBSIDIARY

The following table shows the nonaccrual loan balance trend since 2009, indicating a significant drop in numbers of nonaccrual loans as well as a reduction in the number and balances of large nonaccrual loans:

(Dollars in thousands)	12/31/12	12/31/11	12/31/10	12/31/09
Construction and land development:
Total number	2	10	22	54
Total balance	$817	$4,398	$13,993	$25,655
Number, $500 thousand or more	1	3	7	13
Balance, $500 thousand or more	$600	$2,989	$10,553	$19,297

Other commercial real estate:
Total number	12	14	26	18
Total balance	$4,244	$9,937	$13,027	$9,789
Number, $500 thousand or more	1	4	6	2
Balance, $500 thousand or more	$2,322	$8,185	$10,152	$3,496

1-4 family residential:
Total number	21	28	40	57
Total balance	$1,596	$1,896	$3,863	$4,490
Number, $500 thousand or more	—	—	1	1
Balance, $500 thousand or more	$—	$—	$941	$1,024

Total real estate:
Total number	35	52	88	129
Total balance	$6,657	$16,231	$30,883	$39,934
Number, $500 thousand or more	2	7	14	16
Balance, $500 thousand or more	$2,922	$11,174	$21,646	$23,817

Commercial, financial & agricultural:
Total number	14	17	23	33
Total balance	$775	$913	$2,151	$4,459
Number, $500 thousand or more	—	—	1	2
Balance, $500 thousand or more	$—	$—	$784	$2,411

Consumer:
Total number	3	5	10	10
Total balance	$12	$33	$93	$156
Number, $500 thousand or more	—	—	—	—
Balance, $500 thousand or more	$—	$—	$—	$—

Total portfolio:
Total number	52	74	121	172
Total balance	$7,444	$17,177	$33,127	$44,549
Number, $500 thousand or more	2	7	15	18
Balance, $500 thousand or more	$2,922	$11,174	$22,430	$26,228

FIRST M&F CORPORATION AND SUBSIDIARY

As the trend in nonaccrual real estate-secured loans has declined, individual impairment allowances have also declined since 2009. The following table shows a distribution of the totals for construction loans evaluated for impairment and the impairment allowances allocated to those loans at December 31, 2012 and December 31, 2011.

	December 31, 2012		December 31, 2011
(Dollars in thousands)	Loan Balance	Impairment Allowance	Loan Balance	Impairment Allowance
Nonaccrual loans	$817	$—	$4,398	$400
Accruing loans with an allowance	3,435	2,036	7,155	1,350
Accruing loans without an allowance	6,086	—	6,606	—
Total	$10,338	$2,036	$18,159	$1,750

The following table shows a distribution of the totals for commercial real estate loans evaluated for impairment and the impairment allowances allocated to those loans at December 31, 2012 and December 31, 2011.

	December 31, 2012		December 31, 2011
(Dollars in thousands)	Loan Balance	Impairment Allowance	Loan Balance	Impairment Allowance
Nonaccrual loans	$4,244	$443	$9,937	$477
Accruing loans with an allowance	11,711	1,978	4,495	417
Accruing loans without an allowance	25,967	—	26,338	—
Total	$41,922	$2,421	$40,770	$894

The following table shows the trend in credit quality related to the largest segments of the real estate loan portfolio.

(Dollars in thousands)	Outstanding Balances	Past Due 30 - 89 Days And Still Accruing	Past Due 90 Days Or More And Still Accruing	Nonaccrual	Year-To- Date Net Charge-Offs
Construction and development loans:
12/31/2012	$58,745	$395	$—	$817	$1,117
9/30/2012	57,613	166	—	1,465	840
6/30/2012	67,814	325	—	1,373	918
3/31/2012	70,087	254	23	4,519	(263)
12/31/2011	69,325	603	72	4,398	1,970

Loans secured by 1-4 family properties:
12/31/2012	$238,728	$1,962	$168	$1,596	$788
9/30/2012	234,825	2,275	77	1,467	241
6/30/2012	226,110	2,232	81	1,864	241
3/31/2012	224,989	2,810	87	2,352	(81)
12/31/2011	223,839	3,288	174	1,896	1,998

Commercial real estate-secured loans:
12/31/2012	$484,114	$1,549	$66	$4,244	$2,901
9/30/2012	496,862	15,569	172	2,658	2,522
6/30/2012	499,370	1,177	1,368	2,557	2,443
3/31/2012	498,724	3,061	75	7,125	1,239
12/31/2011	505,180	2,952	279	9,937	3,998

FIRST M&F CORPORATION AND SUBSIDIARY

The following table shows overall statistics for non-performing loans and other assets of the Company:

(Dollars in thousands)	December 31, 2012	December 31, 2011	December 31, 2010
Nonaccrual loans	$7,444	$17,177	$33,127
Other real estate	25,970	36,952	31,125
Investment securities	733	599	698
Total non-performing assets	$34,147	$54,728	$64,950

Past due 90 days or more and still accruing interest	$321	$602	$951
Restructured loans (accruing)	21,800	19,662	18,052

Ratios:
Nonaccrual loans to loans	.75%	1.68%	3.11%
Past due 90 day loans to loans	.03%	.06%	.09%
Non-performing credit assets to loans and other real estate	3.27%	5.11%	5.85%
Non-performing assets to assets	2.13%	3.49%	4.05%

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

As the Company has worked to reduce nonaccrual loan balances, a natural byproduct has been an increase in real estate foreclosures. The slow economy and stagnant real estate markets have combined to impede the process of disposing of foreclosed properties. During 2012 more properties were sold than were foreclosed on. The following table shows the activity in the other real estate properties and the progress to date:

(Dollars in thousands)	December 31, 2012	December 31, 2011
Balance at beginning of period	$36,952	$31,125
Foreclosures	5,330	20,870
Third-party lien pay-offs	—	448
Improvements	332	77
Write downs	(3,534)	(5,093)
Properties sold	(13,110)	(10,510)
Transfers of fixed assets to ORE	—	139
Transfers of ORE to fixed assets	—	(104)
Balance at end of period	$25,970	$36,952

FIRST M&F CORPORATION AND SUBSIDIARY

Construction properties are the largest segment of other real estate. These properties have been slow to move, as undeveloped properties have attracted very few interested buyers. The following table shows foreclosed real estate balances by type as of December 31, 2012 and December 31, 2011:

(Dollars in thousands)	December 31, 2012	December 31, 2011
Construction and land development	$19,189	$22,773
Farmland	2,263	2,618
1-4 family residential	326	2,136
Five plus residential	864	950
Nonfarm nonresidential	3,328	8,475
	$25,970	$36,952

The Company is still in the process, begun in 2008, of working through the negative effects of the real estate downturn. The length and depth of any further deterioration will depend on the strength of the economy and of the housing and commercial real estate sectors. A sustained deterioration in real estate values, especially if in the commercial real estate sector, could result in additional write-downs of loans and subsequently additional foreclosures. Management does not know of any additional material contingencies that could negatively affect the remainder of the loan portfolio during 2013.

Defined Benefit Pension Plan

The Company has a defined benefit pension plan that it froze in September 2001. For accounting purposes, the plan’s funded status was a net liability of $2.330 million at the end of 2012 and $2.564 million at the end of 2011. The plan had an unamortized actuarial loss of $2.364 million at the end of 2012 and $4.272 million at the end of 2011 that was recorded in stockholders’ equity within other comprehensive income. The actuarial loss balance is being amortized against earnings on a straight-line basis through 2013. The Company expects to terminate the plan in five to seven years.

During 2012, the plan experienced gains in its investment portfolio of $1.011 million. The plan also experienced actuarial losses of $677 thousand related to the change in present value of the pension obligation. The actuarial loss was triggered by a decline in the discount rate from 4.00% at the end of 2011 to 3.50% at the end of 2012. The amortization expense component of pension expense was $2.136 million in 2012 and $984 thousand in 2011. It is expected to be $2.364 million for 2013.

Two significant issues for the Company going forward are (1) how to adjust planned contributions to the pension plan since it experienced a net funded deficit at the ends of 2011 and 2012 and (2) working with the higher expense level brought about by the unamortized actuarial loss and the shortening of the time frame for amortizing that loss against earnings. Management expects to manage pension contributions with the desire to terminate the plan within the next five to seven years. Contributions of $168 thousand were made in 2011 and of $344 thousand were made in 2012. If interest rates increase over the next three to five years, then the discounted value of the benefit obligations will decrease, thus reducing the actuarial loss further or producing a net actuarial gain. However, during 2013 the Company will experience pension plan expenses of approximately $2.163 million.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity is the ability of a bank to convert assets into cash and cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Company’s ability to meet day-to-day cash flow requirements of customers, whether they wish to withdraw funds or to borrow funds to meet their capital needs. Historically, deposit growth has been sufficient to provide for the Company’s liquidity needs. The Company used Federal Home Loan Bank borrowings in the past to fund loan growth when deposit volumes were insufficient. The Company’s strategy is to balance the use of deposits and short-term liquid assets as funding sources for future loan growth.

The asset/liability committee further establishes guidelines, approved by appropriate board action, by which the current liquidity position of the Company is monitored to ensure adequate funding capacity. The Company monitors liquid assets such as cash equivalents and unpledged marketable securities to assure that there is sufficient liquidity available to cover deposit maturities over a one month horizon plus other potential volatile deposit movements. The Company also runs longer-term sensitivity tests on the earning asset and liability cash flows under simulated conditions with interest rates moving up 200 basis points and down 100 basis points. Strategies are implemented to mitigate any indicated weaknesses. Accessibility to local, regional and other funding sources is also maintained in order to actively manage the funding structure that supports the earning assets of the Company. The Company and the Bank maintain secured lines of credit with correspondent banks, the Federal Home Loan Bank and the Federal Reserve.

FIRST M&F CORPORATION AND SUBSIDIARY

Prior to January 2013, the Company was required to obtain prior approval from the Federal Reserve Bank of St. Louis to obtain new borrowings. The bank subsidiary was not subject to the Federal Reserve approval requirement.

Interest Rate Sensitivity

Interest rate sensitivity is a function of the repricing characteristics of the Company’s portfolio of assets and liabilities. Interest rate sensitivity management focuses on repricing relationships of these assets and liabilities during periods of changing market interest rates. Management seeks to minimize the effect of interest rate movements on net interest income. Responsibility for managing the Company’s program for controlling and monitoring interest rate risk and liquidity risk and for maintaining income stability, given the Company’s exposure to changes in interest rates, is vested in the asset/liability committee. Appropriate policy and guidelines, approved by the board of directors, govern these actions. Monitoring is primarily accomplished through monthly reviews and analysis of asset and liability repricing opportunities, market conditions and expectations for the economy. In addition to these monthly reviews, a quarterly sensitivity analysis is performed to determine the potential effects of changes in interest rates on the Company’s net interest margin, net interest income and market value of equity. The Company generally designs strategies to keep the one-year change in net interest income at a floor of no more than 10% lower than current levels based on interest rate shocks of 100 basis points down and 200 basis points up. The Committee also monitors all loan originations, excluding residential mortgages, with maturities of greater than five years. Management believes that at December 31, 2012, there is adequate flexibility to alter the current rate and maturity structures as necessary to minimize the exposure to changes in interest rates, should they occur. Although the Company has hedged its floating rate subordinated debt, most interest rate risk mitigation strategies are carried out through pricing and product structures.

The Company is currently in a positive gap position for assets and liabilities repricing within the next year. This generally means that for assets and liabilities maturing and repricing within the next 12 months, the Company is positioned for more assets to reprice than the amount of liabilities repricing. At the end of 2012, the one-year repricing gap stood at +2.65% as compared to -2.44% at the end of 2011. The primary factors influencing the change in the one-year repricing gap to a positive percentage were (1) an increase in short-term earning assets, (2) more price sensitivity introduced into the loan portfolio and (3) lower volumes of funding from time deposits. According to interest-rate sensitivity analysis, the Company has low-to-moderate interest rate risk.

Capital Resources

Capital adequacy is continuously monitored by the Company to promote depositor and investor confidence and provide a solid foundation for future growth of the organization. The Company increased its capital position during 2012 and 2011 primarily through the retention of earnings. The Company reduced the quarterly dividend rate to $0.01 per share beginning in the second quarter of 2009 after maintaining a $0.13 per share quarterly dividend rate from the second quarter of 2005 through the first quarter of 2009. The Company is restricted from increasing the dividend rate until its Community Development Capital Initiative (CDCI) preferred stock is redeemed.

On September 29, 2010 the Company issued 30,000 shares of Class B, Series CD Preferred Stock to the U. S. Treasury to redeem its Class B, Series A Preferred Stock. The Class B, Series CD shares were issued through the U. S. Treasury’s CDCI, which is available to CDFIs. M&F Bank, was certified by the U. S. Treasury as a CDFI on September 28, 2010.

Cumulative dividends on the Class B, Series CD Preferred Stock accrue on the $1,000 liquidation preference at a rate of 2% per annum for the first eight years, and at a rate of 9% per annum thereafter but will be paid only if, as, and when declared by the Company’s Board of Directors. The rate may increase to 5% in the event that the Company fails to re-qualify as a CDFI three years after the initial certification, and that re-qualifying failure remains uncured for 180 days. If the Company continues to fail to re-qualify for an additional 90 days, the rate increases to 9% until the Company is once again re-qualified as a CDFI. The Class B, Series CD Preferred Stock has no maturity date and ranks senior to the Common Stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company. The Class B, Series CD Preferred Stock is generally non-voting.

The Company may redeem the Class B, Series CD Preferred Stock in whole or in part at $1,000 per share at any time, subject to the consent of the Federal Reserve Bank of St. Louis, which is the Company’s primary Federal banking regulator, and the U.S. Treasury Department.

The terms of the Exchange agreement with the U. S. Treasury specify that the Company may not pay common dividends in excess of the aggregate per share dividends for the immediately prior fiscal year. This will limit future common dividends while the preferred stock is outstanding to the current rate of $0.01 per share per quarter or $0.04 per share per year.

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

FIRST M&F CORPORATION AND SUBSIDIARY

On November 11, 2009, the Company entered into an informal agreement with the Federal Reserve Bank of St. Louis (the “Federal Reserve”). The agreement requires prior approval by the Federal Reserve of (1) the declaration or payment by the Company of dividends to shareholders and (2) the payment of interest on outstanding trust preferred securities and the payment of dividends on outstanding TARP preferred stock and (3) the incurrence of additional debt by the Company. The agreement is not a “written agreement” for purposes of Section 8 of the Federal Deposit Insurance Act, as amended. In January 2013 the Company was notified by the Federal Reserve that the informal agreement had been terminated and the Company was no longer subject to its restrictions.

Average year-to-date equity to assets was 7.23% for 2012 and 6.86% for 2011. Total asset growth has been constrained by a weak economy, decreasing by $61.285 million since 2009. Capital has been rebuilt primarily through earnings retention over time, increasing by $13.813 million since 2009. Corporate strategies have been dominated primarily by capital growth and preservation and secondarily by asset and deposit growth strategies.

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

On February 6, 2013 the Company entered into a merger agreement with Renasant in which the Company would merge with and into Renasant. Each share of the Company's common stock will be converted into .6425 of a share of Renasant common stock. The merger is subject to regulatory and shareholder approval and is expected to be completed during the third quarter of 2013.

The Company’s stock is publicly traded on the NASDAQ Global Select Market, also providing an avenue for additional capital if it is needed. The Company’s shares traded at a rate of approximately 10,500 shares per day during 2012. The stock’s closing price was $6.98 per share on December 31, 2012.

The Company’s and Bank’s regulatory capital ratios at December 31, 2012 were in excess of the minimum requirements and qualify the institution as “well capitalized” under the risk-based capital regulations.

The following table highlights certain regulatory capital ratios for the Company:

(Dollars in thousands)	December 31, 2012	December 31, 2011
Tier 1 capital	$140,471	$126,810
Total risk-based capital	155,088	141,434
Risk-weighted assets	1,166,489	1,169,553

Risk-based ratios:
Tier 1 capital	12.04%	10.84%
Total risk-based capital	13.30%	12.09%
Tier 1 leverage	8.91%	8.17%

Total capital to assets ratio	7.39%	6.99%

The Company’s and Bank's regulatory capital ratios for 2012 and 2011 are summarized in Note 20 – Regulatory Matters of the audited financial statements included in Item 8, Financial Statements and Supplementary Data, in this Form 10-K.

FIRST M&F CORPORATION AND SUBSIDIARY

OFF-BALANCE SHEET ARRANGEMENTS

The Company’s primary off-balance sheet arrangements are in the form of loan commitments, operating lease commitments and an interest rate swap. At December 31, 2012, the Company had $137.102 million in unused loan commitments outstanding. Of these commitments, $89.864 million mature in one year or less. Lines of credit are established using the credit policy of the Company concerning the lending of money.

Letters of credit are used to facilitate a borrowers’ business and are usually related to the acquisition of inventory or of assets to be used in the customers’ business. Letters of credit are generally secured and are underwritten using the same standards as traditional commercial loans. Most standby letters of credit expire without being presented for payment. However, the presentment of a standby letter of credit would create a loan receivable from the Bank’s loan customer. At December 31, 2012, the Company had $4.784 million in financial standby letters of credit issued and outstanding. At December 31, 2011, the Company had $1.580 million in financial standby letters of credit issued and outstanding.

Liabilities of $3 thousand at December 31, 2012, and $4 thousand at December 31, 2011, are recognized in other liabilities related to the obligation to stand ready to perform related to standby letters of credit.

The Company makes commitments to originate mortgage loans that will be held for sale. The total commitments to originate mortgages to be held for sale were $11.928 million at December 31, 2012. These commitments are accounted for as derivatives and are marked to fair value with changes in fair value recorded in mortgage banking income. At December 31, 2012, mortgage origination-related derivatives with positive fair values of $149 thousand were included in other assets and derivatives with negative fair values of $63 thousand were included in other liabilities.

The Company also engages in forward sales contracts with mortgage investors to purchase mortgages held for sale. Those forward sale agreements that have a determined price and expiration date are accounted for as derivatives and marked to fair value through mortgage banking income. At December 31, 2012, the Company had $32.813 million in locked forward sales agreements in place. Forward sale-related derivatives with positive fair values of $168 thousand were included in other assets and derivatives with negative fair values of $63 thousand were included in other liabilities.

Mortgages that are sold generally have recourse obligations if any of the first four payments become past due over 30 days under certain investor contracts and over 90 days under other investor contracts. The Company may also be required to repurchase mortgages that do not conform to FNMA or FHA underwriting standards or that contain critical documentation errors or fraud. The Company only originates for sale mortgages that conform to FNMA and FHA underwriting guidelines. The Company incurred two recourse losses totaling $9 thousand in 2012 and one recourse loss of $4 thousand in 2011. No recourse losses were incurred in 2010. Mortgages sold that were still in the recourse period were $81.407 million at December 31, 2012. A recourse liability of $223 thousand was recorded for these mortgages at December 31, 2012.

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

FIRST M&F CORPORATION AND SUBSIDIARY

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following table summarizes the obligations of the Company:

(Dollars in thousands)	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Time deposits	$370,705	$183,354	$172,911	$10,004	$4,436
Short-term borrowings	3,720	3,720	—	—	—
Other borrowings	36,007	22,280	4,606	8,526	595
Junior subordinated debentures	30,928	—	—	—	30,928
Capital lease obligations	—	—	—	—	—
Operating leases	1,259	403	548	284	24
Purchase obligations	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—

Total	$442,619	$209,757	$178,065	$18,814	$35,983

Long-term debt obligations primarily represent borrowings from the Federal Home Loan Bank. The junior subordinated debentures were redeemable beginning in March 2011. Operating leases are primarily leases on office space. Leases on office space range from those that are month-to-month to 120-month leases. Most leases have options to renew for periods equal to the original term of the lease. There are no bargain purchase options in any of the current leases.

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

Fair Value

Certain of the Company’s assets and liabilities are financial instruments carried at fair value. This includes securities available for sale, mortgage-related derivatives and interest rate swaps. Most of the assets and liabilities carried at fair value are based on either quoted market prices, market prices for similar instruments or market data for the instruments being valued. At December 31, 2012, approximately 1.1% of assets and liabilities measured at fair value were based on significant unobservable inputs.

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

FIRST M&F CORPORATION AND SUBSIDIARY

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk comes in the form of risk to the net interest income of the Company as well as to the market values of the financial assets and liabilities on the balance sheet and the values of off-balance sheet activities such as commitments. The Company monitors interest rate risk on a monthly basis with quarterly sensitivity analyses being performed on net interest income and the economic value of equity. The following table shows the gap position of the Company at December 31, 2012, placing variable-rate instruments in the earliest repricing category and including estimated prepayment activity for certain loans and mortgage-backed securities. The gap positioning for deposits without maturities are estimated using a combination of factors that include deposit product price sensitivity estimates for increasing and decreasing rate periods. As the assumptions made regarding non-maturity deposits heavily influence the interest rate sensitivity analysis of the Company’s balance sheet, management frequently reviews these inputs to best reflect current deposit market forces and industry standards for monitoring these risk factors.

Rate Sensitivity Gap Report
As of December 31, 2012
(Dollars in thousands)	0-12 months	1-5 years	Over 5 years	Total
Short-term funds	$102,813	$1,500	$—	$104,313
Investments	92,362	178,715	77,485	348,562
Loans	508,547	432,772	55,168	996,487
Total earning assets	$703,722	$612,987	$132,653	$1,449,362

NOW, MMDA & savings deposits	$449,053	$35,785	$270,837	$755,675
Time deposits	183,359	182,914	4,432	370,705
Short-term borrowings	3,720	—	—	3,720
Other borrowings	55,125	11,222	588	66,935
Interest rate swap	(30,000)	—	30,000	—
Total int. bearing liabilities	$661,257	$229,921	$305,857	$1,197,035

Rate sensitive gap	$42,465	$383,066	$(173,204)

Cumulative gap	$42,465	$425,531	$252,327
Cumulative % of assets	2.65%	26.57%	15.75%

Interest rate shock analysis shows that the Company will experience a 1.81% decrease over 12 months in its net interest income with a gradual (12 month ramp) and sustained 100 basis point decrease in interest rates. A gradual and sustained increase in interest rates of 200 basis points will result in a 3.22% increase in net interest income.

An analysis of the change in market value of equity shows how an interest rate shock will affect the difference between the market value of assets and the market value of liabilities. With all financial instruments being stated at market value, the market value of equity will increase by 19.41% with an immediate and sustained increase in interest rates of 200 basis points. The market value of equity will decrease by 14.87% with an immediate and sustained decrease in interest rates of 100 basis points.

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

Based on First M&F Corporation’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2012.

/s/ Hugh S. Potts, Jr.	/s/ John G. Copeland
Hugh S. Potts, Jr.	John G. Copeland
Chairman and Chief Executive Officer	EVP and Chief Financial Officer

FIRST M&F CORPORATION AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
First M&F Corporation
Kosciusko, Mississippi

We have audited the accompanying consolidated statements of condition of First M&F Corporation as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First M&F Corporation as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP
Jackson, Mississippi
March 8, 2013

FIRST M&F CORPORATION AND SUBSIDIARY

Consolidated Statements of Condition
December 31, 2012 and 2011
(In Thousands, Except Share Data)

	2012	2011
Assets
Cash and due from banks	$54,811	$39,976
Interest-bearing bank balances	94,313	39,391
Federal funds sold	10,000	25,000
Securities available for sale, amortized cost of $341,273 and $315,890	348,562	320,774
Loans held for sale	21,014	26,073
Loans, net of unearned income	975,473	996,340
Allowance for loan losses	(17,492)	(14,953)
Net loans	957,981	981,387
Bank premises and equipment	37,264	37,989
Accrued interest receivable	5,683	6,122
Other real estate	25,970	36,952
Other intangible assets	4,159	4,586
Bank owned life insurance	23,222	22,477
Other assets	18,704	27,924
	$1,601,683	$1,568,651
Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing deposits	$276,295	$231,718
Interest-bearing deposits	1,126,380	1,139,745
Total deposits	1,402,675	1,371,463
Federal funds purchased and repurchase agreements	3,720	4,398
Other borrowings	36,007	43,001
Junior subordinated debt	30,928	30,928
Accrued interest payable	661	1,023
Other liabilities	9,249	8,242
Total liabilities	1,483,240	1,459,055
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock; 2,000,000 shares authorized; 30,000 shares issued and outstanding	18,865	17,564
Common stock of $5.00 par value; 50,000,000 shares authorized: 9,230,799 and 9,154,936 shares issued and outstanding	46,154	45,775
Additional paid-in capital	32,469	31,895
Nonvested restricted stock awards	244	674
Retained earnings	19,180	14,456
Accumulated other comprehensive income (loss)	1,531	(768)
Total equity	118,443	109,596
	$1,601,683	$1,568,651

The accompanying notes are an integral part of these financial statements.

FIRST M&F CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations
Years Ended December 31, 2012, 2011 and 2010
(In Thousands, Except Share Data)

	2012	2011	2010
Interest income:
Interest and fees on loans	$55,005	$60,201	$62,070
Interest on loans held for sale	767	275	232
Taxable investments	5,682	6,745	7,616
Tax-exempt investments	1,292	1,252	1,549
Federal funds sold	30	63	82
Interest bearing bank balances	146	179	143
Total interest income	62,922	68,715	71,692
Interest expense:
Deposits	8,627	13,501	18,809
Federal funds purchased and repurchase agreements	21	36	66
Other borrowings	1,704	1,979	3,024
Junior subordinated debt	1,177	1,335	1,992
Total interest expense	11,529	16,851	23,891
Net interest income	51,393	51,864	47,801
Provision for loan losses	8,520	9,720	9,220
Net interest income after provision for loan losses	42,873	42,144	38,581
Noninterest income:
Deposit account income	10,180	10,293	10,221
Mortgage banking income	5,304	1,821	1,581
Agency commission income	3,486	3,636	3,809
Trust and brokerage income	587	584	526
Bank owned life insurance income	696	638	667
Other income	2,017	2,464	1,865
Securities gains, net	557	2,769	2,255
Total investment other-than-temporary impairment losses	(8)	(368)	(435)
Portion of loss recognized in (reclassified from) other comprehensive income (before taxes)	(21)	(263)	32
Net investment impairment losses recognized	(29)	(631)	(403)
Total noninterest income	22,798	21,574	20,521
Noninterest expenses:
Salaries and employee benefits	26,887	28,469	27,303
Net occupancy expenses	3,554	3,935	3,937
Equipment expenses	1,726	1,871	2,382
Software and processing expenses	1,428	1,540	1,627
Telecommunication expenses	913	909	980
Marketing and business development expenses	1,071	1,139	1,014
Foreclosed property expenses	5,186	7,351	2,946
FDIC insurance assessments	1,911	2,426	3,261
Intangible asset amortization	427	427	426
Other expenses	13,175	10,267	10,614
Total noninterest expenses	56,278	58,334	54,490
Income before income taxes	9,393	5,384	4,612
Income tax expense	2,408	1,011	602
Net income	$6,985	$4,373	$4,010
Net loss attributable to noncontrolling interests	—	—	(1)
Net income attributable to First M&F Corporation	$6,985	$4,373	$4,011
Dividends and accretion on preferred stock	1,901	1,774	1,692
Gain on exchange of preferred stock	—	—	12,867
Net income applicable to common stock	$5,084	$2,599	$15,186
Net income allocated to common shareholders	$4,919	$2,584	$15,071
Earnings per share:
Basic	$0.54	$0.28	$1.66
Diluted	$0.54	$0.28	$1.66
The accompanying notes are an integral part of these financial statements.

FIRST M&F CORPORATION AND SUBSIDIARY

Consolidated Statements of Comprehensive Income
Years Ended December 31, 2012, 2011 and 2010
(In Thousands)

	2012	2011	2010
Net income	$6,985	$4,373	$4,010
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized gains on securities available for sale arising during the period, net of tax of $1,045, $1,728 and $159	1,761	2,901	267
Unrealized gains (losses) on other-than-temporarily impaired securities available for sale arising during the period, net of tax of $48, $43 and $54	79	(72)	(92)
Reclassification adjustment for gains on securities available for sale included in net income, net of tax of $208, $1,033 and $841	(349)	(1,736)	(1,414)
Reclassification adjustment for credit related other-than-temporary impairment losses on securities available for sale included in net income, net of tax of $11, $235 and $150	18	396	253
Unrealized gains (losses) net of settlements on cash flow hedge arising during the period, net of tax of $243, $989 and $305	(407)	(1,662)	512
Defined benefit pension plans:
Net actuarial losses arising during the period, net of tax of $86, $859 and $111	(142)	(1,445)	(187)
Amortization of prior service cost, net of tax of $0, $9 and $14	—	(16)	(23)
Amortization of actuarial loss, net of tax of $797, $367 and $330	1,339	617	554
Other comprehensive income (loss)	2,299	(1,017)	(130)
Total comprehensive income	9,284	3,356	3,880
Comprehensive loss attributable to noncontrolling interests	—	—	(1)
Comprehensive income of First M&F Corp	$9,284	$3,356	$3,881

The accompanying notes are an integral part of these financial statements.

FIRST M&F CORPORATION AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2012, 2011 and 2010
(In Thousands, Except Share Data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Nonvested Restricted Stock Awards	Retained Earnings(Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total

January 1, 2010	$28,838	$45,347	$31,926	$734	$(2,595)	$379	$1	$104,630
Net income	—	—	—	—	4,011	—	(1)	4,010
Cash dividends - common ($.04 per share)	—	—	—	—	(366)	—	—	(366)
37,457 shares issued to directors	—	187	(54)	—	—	—	—	133
Dividends and accretion on preferred stock	419	—	—	—	(1,692)	—	—	(1,273)
Gain on exchange of preferred stock	(12,867)	—	—	—	12,867	—	—	—
Share-based compensation expense recognized	—	—	11	50	—	—	—	61
Net change	—	—	—	—	—	(130)	—	(130)
December 31, 2010	$16,390	$45,534	$31,883	$784	$12,225	$249	$—	$107,065
Net income	—	—	—	—	4,373	—	—	4,373
Cash dividends - common ($.04 per share)	—	—	—	—	(368)	—	—	(368)
42,133 shares issued to directors	—	211	(68)	—	—		—	143
Dividends and accretion on preferred stock	1,174	—	—	—	(1,774)	—	—	(600)
6,000 restricted share awards vested	—	30	71	(101)	—	—	—	—
Share-based compensation expense recognized	—	—	7	(9)	—	—	—	(2)
Tax benefits on restricted stock dividends paid	—	—	2	—	—	—	—	2
Net change	—	—	—	—	—	(1,017)	—	(1,017)
December 31, 2011	$17,564	$45,775	$31,895	$674	$14,456	$(768)	$—	$109,596
Net income	—	—	—	—	6,985	—	—	6,985
Cash dividends - common ($.04 per share)	—	—	—	—	(380)	—	—	(380)
29,863 shares issued to directors	—	149	14	—	—	—	—	163
Dividends and accretion on preferred stock	1,301	—	—	—	(1,901)	—	—	(600)
46,000 restricted share awards vested	—	230	554	(784)	—	—	—	—
Share-based compensation expense recognized	—	—	6	354	20	—	—	380
Net change	—	—	—	—	—	2,299	—	2,299
December 31, 2012	$18,865	$46,154	$32,469	$244	$19,180	$1,531	$—	$118,443

The accompanying notes are an integral part of these financial statements.

FIRST M&F CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows
Years Ended December 31, 2012, 2011 and 2010
(In Thousands)

	2012	2011	2010
Cash flows from operating activities:
Net income	$6,985	$4,373	$4,010
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	543	141	194
Amortization of pension costs	2,019	844	787
Depreciation and amortization	2,340	2,517	2,736
Provision for loan losses	8,520	9,720	9,220
Net investment amortization	4,499	2,515	2,090
Net change in unearned fees/deferred costs on loans	(1,593)	(109)	44
Capitalized dividends on FHLB stock	(25)	(27)	(27)
Gain on securities available for sale	(557)	(2,769)	(2,255)
Impairment loss on securities available for sale	29	631	403
Gain on loans held for sale	(4,073)	(1,377)	(1,285)
Other real estate losses	4,260	5,874	1,574
Other asset sales (gains) losses	240	(317)	225
Deferred income taxes	2,406	1,007	735
Originations of loans held for sale, net of repayments	(171,098)	(92,009)	(83,200)
Sales proceeds of loans held for sale	172,290	73,071	88,277
(Increase) decrease in:
Accrued interest receivable	439	258	1,218
Cash surrender value of bank owned life insurance	(696)	(638)	(667)
Other assets	(430)	(1,683)	(1,800)
Increase (decrease) in:
Accrued interest payable	(362)	(447)	(1,463)
Other liabilities	893	631	8,392
Net cash provided by operating activities	26,629	2,206	29,208

Cash flows from investing activities:
Purchases of securities available for sale	(160,936)	(220,235)	(170,862)
Sales of securities available for sale	54,988	114,711	89,164
Maturities of securities available for sale	76,594	63,678	87,509
Purchases of loans held for investment	(26,720)	(42,118)	(43,667)
Net decrease in other loans held for investment	45,585	75,124	397
Net (increase) decrease in:
Interest-bearing bank balances	(54,922)	32,712	12,707
Federal funds sold	15,000	—	45,000
Bank premises and equipment	(1,141)	1,119	(226)
Net purchases of bank owned life insurance	(49)	(49)	(41)
Proceeds from sales of other real estate and other repossessed assets	12,055	9,166	15,350
Net redemptions of FHLB stock	5,204	—	—
Net cash provided by (used in) investing activities	(34,342)	34,108	35,331

FIRST M&F CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows
Years Ended December 31, 2012, 2011 and 2010
(In Thousands)

	2012	2011	2010
Cash flows from financing activities:
Net increase (decrease) in deposits	$31,200	$(3,973)	$(12,880)
Net increase (decrease) in short-term borrowings	(678)	(29,083)	24,839
Proceeds from other borrowings	—	686	2,872
Repayments of other borrowings	(6,994)	(8,101)	(74,966)
Common dividends paid	(380)	(368)	(366)
Preferred dividends paid	(600)	(600)	(1,385)
Tax benefits related to share-based compensation	—	2	—
Net cash provided by (used in) financing activities	22,548	(41,437)	(61,886)
Net increase (decrease) in cash and due from banks	14,835	(5,123)	2,653
Cash and due from banks at January 1	39,976	45,099	42,446
Cash and due from banks at December 31	$54,811	$39,976	$45,099

Supplemental disclosures:
Total interest paid	$11,893	$17,311	$25,373
Total income taxes paid	192	3	232
Income tax refunds received	—	—	8,735

Transfers of loans from held for sale to held for investment	8,003	454	—
Transfers of loans to foreclosed property	5,330	20,870	24,192
Transfers of buildings to foreclosed property	—	139	180
Gain on exchange of Class B preferred stock	—	—	12,867
U. S. Treasury preferred dividend accrued but unpaid	75	75	75
Accretion on U. S. Treasury preferred stock	1,301	1,174	419

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

Organization and Operations

The Company is a one-bank holding company that owns 100% of the common stock of Merchants and Farmers Bank (the Bank) of Kosciusko, Mississippi. The Bank is a commercial bank and provides a full range of banking services through its offices in Mississippi, Alabama and Tennessee. The Bank provides brokerage and insurance services through its offices in Mississippi. As a state chartered commercial bank, the Bank is subject to the regulations of certain Federal and state agencies and undergoes periodic examinations by those regulatory authorities.

Principles of Consolidation

The consolidated financial statements of First M & F Corporation include the accounts of the Company and its wholly owned subsidiary, Merchants and Farmers Bank, and the accounts of the Bank’s wholly owned subsidiaries, First M & F Insurance Company, Inc., M & F Financial Services, Inc., M & F Bank Securities Corporation, M & F Insurance Agency, Inc., M & F Insurance Group, Inc., and M & F Business Credit, Inc. The consolidated financial statements also include the Bank’s 55% ownership in MS Statewide Title, LLC, a title insurance agency. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Reclassifications

Certain immaterial items within the accompanying financial statements for previous years have been reclassified to conform to the 2012 presentation. These reclassifications had no effect on net earnings or stockholders' equity.

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

The Company monitors available credit on large lines to identify any off-balance sheet credit risks that may arise. Available credit lines are also taken into consideration for loans that are individually tested for impairment amounts. Any lines for which there is insufficient collateral or other sources of repayment will have impairment amounts accrued for deficiencies above the amount of the outstanding loan balance. The Company generally has the contractual right to suspend available credit on a commitment when a contractual default occurs. Available lines are generally suspended, except for the completion of construction projects, when loans are restructured. The Company did not have a liability accrued for any off-balance sheet credit risks at December 31, 2012 or December 31, 2011.

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

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 1:  (Continued)

Restricted Cash Balances

The Company has entered into an interest rate swap agreement designed to convert floating rate interest payments on subordinated debentures into fixed rate payments. The Company had pledged interest bearing bank balances as collateral to the interest rate swap counterparty in the amounts of $1.973 million at December 31, 2012 and $1.861 million at December 31, 2011.

The Company held $100 thousand in certificates of deposit and $401 thousand in other interest bearing bank balances at December 31, 2012 and $100 thousand in certificates of deposit and $100 thousand in other interest bearing bank balances at December 31, 2011 in commercial banks as compensating balances for a third party credit card originator and a third party debit card processor. The amounts are included in interest-bearing bank balances.

Recent Pronouncements

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

Accounting Standards Update No. 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities." ASU 2011-11 requires the disclosure of both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing and lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU 2011-11 is effective for interim and annual periods beginning on January 1, 2013. ASU 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities" clarifies that ordinary trade receivables and accounts receivable are not within the scope of ASU 2011-11. Adoption of ASU 2011-11 and ASU 2013-01 are not expected to have a material impact on the Company's financial position or results of operations.

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

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 1:  (Continued)

Recent Pronouncements: (Continued)

Accounting Standards Update No. 2013-02, “Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." ASU 2013-02 requires disclosure of amounts reclassified out of accumulated other comprehensive income in their entirety, by component, on the face of the statement of operations or in the notes to the financial statements. Amounts that are not required to be classified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. ASU 2013-02 is effective prospectively for fiscal years and interim periods beginning after January 1, 2013. Adoption of ASU 2013-02 is not expected to have a material impact on the Company's financial position or results of operations.

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

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 2:  (Continued)

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at December 31, 2012, Using
	Assets/Liabilities Measured at Fair Value	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
U.S. Government sponsored entities	$72,615	$—	$72,615	$—
Mortgage-backed investments	190,563	—	190,563	—
Obligations of states and political subdivisions	71,461	—	71,461	—
Collateralized debt obligations	946	—	—	946
Other debt securities	12,977	—	12,977	—
Total securities available for sale	$348,562	$—	$347,616	$946
Mortgage derivative assets	317	—	—	317
	$348,879	$—	$347,616	$1,263

Interest rate swap liability	$2,484	$—	$—	$2,484
Mortgage derivative liabilities	126	—	—	126
	$2,610	$—	$—	$2,610

		Fair Value Measurements at December 31, 2011, Using
	Assets/Liabilities Measured at Fair Value	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
U.S. Government sponsored entities	$58,792	$—	$58,792	$—
Mortgage-backed investments	203,686	—	203,686	—
Obligations of states and political subdivisions	54,142	—	54,142	—
Collateralized debt obligations	819	—	—	819
Other debt securities	3,335	—	3,335	—
Total available for sale securities	$320,774	$—	$319,955	$819
Mortgage derivative assets	269	—	—	269
	$321,043	$—	$319,955	$1,088

Interest rate swap liability	$1,834	$—	$—	$1,834
Mortgage derivative liabilities	291	—	—	291
	$2,125	$—	$—	$2,125

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

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 2:  (Continued)

The following table reports the activity for 2012 and 2011 in assets measured at fair value on a recurring basis using significant unobservable (Level 3) inputs.

	Year Ended December 31, 2012			Year Ended December 31, 2011
(Dollars in thousands)	Collateralized Debt Obligations	Mortgage Derivatives	Interest Rate Swap	Collateralized Debt Obligations	Mortgage Derivatives	Interest Rate Swap
Beginning Balance	$819	$(22)	$(1,834)	$934	$218	$817
Total gains or losses (realized/unrealized):
Other-than-temporary impairment included in earnings	(29)	—	—	(631)	—	—
Other-than-temporary impairment (included in) transferred from other comprehensive income	21	—	—	263	—	—
Other gains/losses included in other comprehensive income	135	—	(1,263)	253	—	(3,171)
Net swap settlement recorded	—	—	613	—	—	520
IRLC and FSA issuances	—	1,365	—	—	398	—
IRLC and FSA expirations and fair value changes included in earnings	—	(566)	—	—	(398)	—
IRLC transfers into closed loans/FSA transferred on sales	—	(586)	—	—	(240)	—
Ending Balance	$946	$191	$(2,484)	$819	$(22)	$(1,834)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(29)	$—	$(613)	$(631)	$—	$(520)

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

	Fair Value at	Valuation	Unobservable		Weighted
(Dollars in thousands)	December 31, 2012	Techniques	Inputs	Range	Average
Collateralized debt obligations	$946	Discounted cash flow	Discount margin Default rates	15.00% - 20.00% 0.25% - 0.98%	17.30% 0.45%
Mortgage interest rate lock agreements	86	Discounted cash flow	Pull-through rates	85.00%	85.00%
Mortgage forward sale agreements	105	Consensus pricing	Pull-through rates	85.00%	85.00%
Interest rate swap	(2,484)	Discounted cash flow	Discount rate	0.31% - 0.83%	0.52%

Collateralized debt obligations: The discount margins for the collateralized debt obligations are the margins added to the LIBOR yield curve. The margins are based on averages of observed market transactions for similar preferred securities and adjusted to reflect the lack of liquidity in the trust preferred CDO market. The default rates are annual rates based on a credit scoring analysis of the underlying collateral issuers. The default rates are used in estimating the timing and amounts of expected cash flows.

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

The following tables summarize assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	12/31/12 (a)	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$20,815	$—	$—	$20,815
Loan foreclosures	2,562	—	—	2,562
Other real estate	12,771	—	—	12,771

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

	Fair Value at	Valuation	Unobservable		Weighted
(Dollars in thousands)	December 31, 2012	Techniques	Inputs	Range	Average
Impaired loans	$20,815	Appraisals from comparable properties	Adjustments for market conditions since appraisal	$1 thousand - $956 thousand	$96 thousand
Loan foreclosures	2,562	Appraisals from comparable properties	Adjustments for market conditions since appraisal	$2 thousand - $292 thousand	$97 thousand
Other real estate	12,771	Appraisals from comparable properties	Adjustments for market conditions since appraisal	$1 thousand - $631 thousand	$95 thousand

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

The following table summarizes losses recognized related to nonrecurring fair value measurements of individual assets or portfolios:

(Dollars in thousands)	2012	2011	2010
Impaired loans (a)	$9,259	$8,303	$6,550
Loan foreclosures (b)	2,516	4,892	4,080
Other real estate (c)	3,534	5,093	2,323

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

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 2:  (Continued)

Fair Value of Financial Instruments

The following tables present the carrying amounts and fair values of the Company’s financial instruments at December 31, 2012 and December 31, 2011:

			Fair Value Measurements at December 31, 2012, Using
			Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2012
(Dollars in thousands)	Carrying	Estimated
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and short-term investments	$159,124	$159,124	$159,124	$—	$—
Securities available for sale	348,562	348,562	—	347,616	946
Loans held for sale	21,014	21,398	—	—	21,398
Loans held for investment	957,981	860,071	—	—	860,071
Agency accounts receivable	151	151	151	—	—
Accrued interest receivable	5,683	5,683	7	1,682	3,994
Nonmarketable equity investments	2,201	2,201	—	—	2,201
Investments in unconsolidated VIEs	3,136	3,136	—	—	3,136
Mortgage derivative assets	317	317	—	—	317
Financial liabilities:
Noninterest-bearing deposits	276,295	276,295	276,295	—	—
NOW, MMDA and savings deposits	755,675	755,674	755,674	—	—
Certificates of deposit	370,705	377,459	—	—	377,459
Short-term borrowings	3,720	3,720	3,720	—	—
Other borrowings	36,007	37,441	—	—	37,441
Junior subordinated debt	30,928	25,795	—	—	25,795
Agency accounts payable	612	612	612	—	—
Accrued interest payable	661	661	23	—	638
Mortgage derivative liabilities	126	126	—	—	126
Other financial instruments:
Commitments to extend credit and letters of credit	(3)	(346)	—	—	(346)
Interest rate swap	(2,484)	(2,484)	—	—	(2,484)

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

Securities available for sale are predominantly valued based on prices obtained from an independent nationally recognized pricing service and market yield matrices. An external pricing service is used to electronically provide prices by CUSIP number. These prices include exchange quoted prices, dealer quoted prices and prices derived from market yields published by specialized financial database providers. The price per instrument provided by the pricing service is used and not adjusted. Typically, all securities except for some small municipal issues and the collateralized debt obligations are priced by the primary external provider. For issues that are not priced by the primary provider, we use a third-party value provided by a broker-dealer affiliate of a correspondent bank. The broker-dealer’s valuation system uses prices provided by (1) the same external pricing service that the Company uses, (2) Standard & Poor’s, (3) matrix pricing with market yield inputs provided by Bloomberg and a municipal securities market data provider and (4) the broker-dealer’s trading staff. Any quotes provided by a broker-dealer are usually non-binding. However, the Company rarely uses solicited broker-dealer quotes to price any of its securities. The broker-dealer prices all municipal securities through its pricing matrix. At December 31, 2012, the only securities that were not priced by the primary provider were 10 municipal bonds representing 5 issuers and the collateralized debt obligations. The broker-dealer’s matrix prices were used for the municipal securities and a third-party provider’s modeled prices were used for the collateralized debt obligations (CDOs).

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

Accrued interest payable is short term in nature and therefore the fair value is estimated to be the carrying value.

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

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 3:  Investment Securities

The following is a summary of the amortized cost and fair value of securities available for sale at December 31, 2012 and December 31, 2011:

		Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
December 31, 2012:
U.S. Government sponsored entities	$71,645	$993	$23	$72,615
Mortgage-backed investments	185,317	5,324	78	190,563
Obligations of states and political subdivisions	68,445	3,170	154	71,461
Collateralized debt obligations	3,108	—	2,162	946
Other debt securities	12,758	219	—	12,977
	$341,273	$9,706	$2,417	$348,562
December 31, 2011:
U.S. Government sponsored entities	$58,714	$174	$96	$58,792
Mortgage-backed investments	198,832	5,016	162	203,686
Obligations of states and political subdivisions	51,763	2,459	80	54,142
Collateralized debt obligations	3,137	—	2,318	819
Other debt securities	3,444	25	134	3,335
	$315,890	$7,674	$2,790	$320,774

Provided below is a summary of securities available for sale which were in an unrealized loss position and the length of time that individual securities have been in a continuous loss position at December 31, 2012 and December 31, 2011. Securities on which we have taken only credit-related other-than-temporary-impairment (OTTI) write-downs are categorized as being “less than 12 months” or “12 months or more” in a continuous loss position based on the point in time that the fair value declined to below the amortized cost basis and not the period of time since the OTTI write-down.

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2012:
U.S. Government sponsored entities	$5,478	$23	$—	$—	$5,478	$23
Mortgage-backed investments	13,866	77	880	1	14,746	78
Obligations of states and political subdivisions	11,015	154	—	—	11,015	154
Collateralized debt obligations	—	—	946	2,162	946	2,162
Other debt securities	—	—	—	—	—	—
	$30,359	$254	$1,826	$2,163	$32,185	$2,417
December 31, 2011:
U.S. Government sponsored entities	$23,734	$96	$—	$—	$23,734	$96
Mortgage-backed investments	32,280	162	—	—	32,280	162
Obligations of states and political subdivisions	7,613	80	—	—	7,613	80
Collateralized debt obligations	—	—	819	2,318	819	2,318
Other debt securities	2,317	134	—	—	2,317	134
	$65,944	$472	$819	$2,318	$66,763	$2,790

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 3:  (Continued)

At December 31, 2012, there were 4 U.S. government sponsored entity securities with unrealized losses less than 12 months. There were 8 mortgage-backed securities with unrealized losses less than 12 months and one mortgage-backed security with unrealized losses more than 12 months. There were 30 municipal securities with unrealized losses less than 12 months. The unrealized losses associated with the U.S. government sponsored entity and mortgage-backed securities were primarily driven by changes in market rates and not due to the credit quality of the securities. The mortgage-backed security with an unrealized loss in excess of 12 months is expected to fully recover without being sold. The municipal securities that were in unrealized loss positions for less than a year were in unrealized loss positions due primarily to fluctuations in interest rates and market liquidity. A review of the municipal securities portfolio did not indicate any credit deterioration.

There are five collateralized debt obligations that represent the majority of unrealized losses in the investment portfolio. These obligations are secured by commercial bank trust preferred securities. Management has evaluated these instruments for impairment as of each quarter end within the accounting guidelines for determining impairments for beneficial interests using the discounted cash flow approach prescribed, which required management to make assumptions concerning the estimates of the ultimate collectability of the contractual cash flows of the beneficial interests owned. Credit downgrades of the beneficial interests are also factored in when determining whether the impairments in these securities are other-than-temporary. The discounted cash flow estimates depend on the expected cash flows that the beneficial interest issuer will receive on its investments in the trust preferred securities (the CDO collateral) of the commercial bank investees. The ability of the banks that issued trust preferred securities to the beneficial interest issuer to pay their obligations is determined based on an analysis of the financial condition of the banks. Generally, the same factors that result in credit rating downgrades of the beneficial interests also result in negative adjustments to the expected cash flows of the underlying collateral. This analysis results in an estimate of the timing and amount of cash flows derived from a determination of how many would default on their obligations and how many would eventually pay off their obligations and the timing of those events. Those estimated cash flows would first pay off more senior beneficial interests if certain collateral coverage ratios are not maintained, with the remaining amounts eventually flowing through to the interests owned by the Company. Based on this type of analysis for each beneficial interest issuer, the cash flows of each of the five beneficial interests owned by the Company are projected and discounted to their present values and compared to the amortized cost book values of the interests. This analysis has resulted in other-than-temporary impairment (OTTI) conditions for all five of the securities since 2008. During 2011, three of the securities incurred other-than-temporary impairments that resulted in $631 thousand in credit-related losses being charged against earnings with the remaining non-credit-related losses being charged to other comprehensive income. During 2012, one of the securities incurred an other-than-temporary impairment that resulted in $29 thousand in credit-related losses. Management believes that as the economy improves, the deferrals related to the CDO collateral will cure and provide enough cash flows to the CDOs for the Company to recover its adjusted book values.

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

	Year Ended December 31
(Dollars in thousands)	2012	2011	2010
Beginning balance	$1,863	$1,232	$829
OTTI credit losses on previously impaired securities	29	631	403
Ending balance	$1,892	$1,863	$1,232

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

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 3:  (Continued)

The amortized cost and fair values of debt securities available for sale at December 31, 2012, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with, or without, call or prepayment penalties. Mortgage-backed securities receive monthly payments based on the cash flows of the underlying collateral. Therefore, their stated maturities do not represent the timing of principal amounts received and no maturity distributions are shown for these securities.

(Dollars in thousands)	Amortized Cost	Fair Value
One year or less	$14,083	$14,187
After one through five years	84,622	86,754
After five through ten years	42,283	43,750
After ten years	14,968	13,308
	155,956	157,999
Mortgage-backed investments	185,317	190,563
	$341,273	$348,562

The following is a summary of the amortized cost and fair value of securities available for sale which were pledged to secure public deposits, short-term borrowings and for other purposes required or permitted by law:

	2012		2011
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Pledged to secure public and tax deposits	$181,817	$186,070	$184,739	$188,445
Pledged for Trust account deposits	4,582	4,741	3,902	4,084
Pledged for non-public repurchase agreements	6,565	6,981	8,049	8,458
Pledged for Fed funds purchased lines of credit	1,249	1,348	1,008	1,006
Pledged for interest rate swap	1,496	1,520	1,500	1,505
Pledged for letter of credit obtained	5,733	5,876	7,837	7,924
Pledged to an insurance commissioner	550	552	548	566
Total securities pledged	$201,992	$207,088	$207,583	$211,988

The following is a summary of gains and losses on securities available for sale:

(Dollars in thousands)	2012	2011	2010
Proceeds from sales	$54,988	$114,711	$89,164

Gross realized gains	694	2,838	2,346
Gross realized losses	(137)	(69)	(91)
Net gains from sales	$557	$2,769	$2,255
Gross recognized losses related to the credit component of other-than-temporary impairments	$29	$631	$403

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 4:  Loans and Allowance for Loan Losses

The Bank's loan portfolio includes commercial, consumer, agricultural and residential loans originated primarily in its markets in central and north Mississippi, southwest Tennessee, central Alabama and the Florida panhandle. The following is a summary of the Bank's loans held for investment, net of unearned income of $736 thousand at December 31, 2012 and $2.045 million at December 31, 2011:

(Dollars in thousands)	December 31, 2012	December 31, 2011
Construction and land development loans	$58,745	$69,325
Other commercial real estate loans	484,114	505,180
Asset-based loans	36,679	37,540
Other commercial loans	116,871	117,790
Home equity loans	37,736	37,024
Other 1-4 family residential loans	200,992	186,815
Consumer loans	40,336	42,666
Total loans	$975,473	$996,340

The Bank uses loans as collateral for borrowings at the Federal Reserve Bank and a Federal Home Loan Bank. Approximately $16.703 million and $18.005 million of commercial and consumer loans were pledged to a line of credit with the Federal Reserve Bank at December 31, 2012 and December 31, 2011 respectively. Approximately $145.064 million and $216.201 million of individual real estate-secured loans were pledged to the Federal Home Loan Bank at December 31, 2012 and December 31, 2011, respectively.

During 2012 the Company purchased $4.849 million in agricultural loan participations, $5.871 million in commercial real estate participations and $16.000 million in commercial loan participations. During 2011 the Company purchased $31.144 million in commercial loan participations, $10.154 million in agricultural loan participations and $820 thousand in commercial real estate loan participations.

During 2012 the Company transferred $8.003 million of mortgage loans from held-for-sale status into the portfolio of loans held for investment. During 2011 the Company transferred $454 thousand of mortgage loans from held-for-sale status into the portfolio of loans held for investment.

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

(Dollars in thousands)	2012	2011
Loans outstanding at January 1	$1,791	$4,485
New loans and advances	92	13,341
Repayments	(1,285)	(15,879)
Retirements	(18)	(156)
Loans outstanding at December 31	$580	$1,791

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 4:  (Continued)

The following table presents a summary of the past due status of all loans, including nonaccrual loans, by type at December 31, 2012:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
Construction and land development loans	$369	$26	$817	$1,212	$57,533	$58,745	$—
Other commercial real estate loans	1,255	294	3,647	5,196	478,918	484,114	66
Asset based loans	—	—	—	—	36,679	36,679	—
Other commercial loans	366	50	489	905	115,966	116,871	64
Home equity loans	49	—	31	80	37,656	37,736	31
Other 1-4 family residential loans	1,329	584	791	2,704	198,288	200,992	137
Consumer loans	217	60	23	300	40,036	40,336	23
Total	$3,585	$1,014	$5,798	$10,397	$965,076	$975,473	$321

The following table presents a summary of the past due status of all loans, including nonaccrual loans, by type at December 31, 2011:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
Construction and land development loans	$603	$—	$4,172	$4,775	$64,550	$69,325	$72
Other commercial real estate loans	2,194	679	9,792	12,665	492,515	505,180	279
Asset based loans	—	—	—	—	37,540	37,540	—
Other commercial loans	546	442	419	1,407	116,383	117,790	50
Home equity loans	121	37	141	299	36,725	37,024	—
Other 1-4 family residential loans	2,978	303	981	4,262	182,553	186,815	174
Consumer loans	214	67	41	322	42,344	42,666	27
Total	$6,656	$1,528	$15,546	$23,730	$972,610	$996,340	$602

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 4:  (Continued)

Loans are placed into nonaccrual status when, in management's opinion, the borrowers may be unable to meet their payment obligations, which typically occurs when principal or interest payments are more than 90 days past due. The following table presents a summary of the nonaccrual status of loans by type at December 31, 2012 and December 31, 2011 and other nonperforming assets:

(Dollars in thousands)	December 31, 2012	December 31, 2011
Construction and land development loans	$817	$4,398
Other commercial real estate loans	4,244	9,937
Asset based loans	81	—
Other commercial loans	694	913
Home equity loans	72	474
Other 1-4 family residential loans	1,524	1,422
Consumer loans	12	33
Total nonaccrual loans	$7,444	$17,177
Other real estate owned	25,970	36,952
Total nonperforming credit-related assets	$33,414	$54,129

Accruing loans past due 90 days or more	$321	$602
Loans restructured and in compliance with modified terms	$21,800	$19,662
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

The following table presents a summary of loans by credit risk rating at December 31, 2012.

(Dollars in thousands)
	Construction	Other Commercial Real Estate	Asset-Based	Other Commercial
10 and 20	$—	$—	$—	$10,329
30-32	41,560	394,904	25,830	101,937
40	6,847	62,387	10,572	3,253
50	9,738	26,823	277	1,280
60	600	—	—	72
Total	$58,745	$484,114	$36,679	$116,871

(Dollars in thousands)
	Home Equity	Other 1-4 Family	Consumer	Total
10 and 20	$—	$58	$13,161	$23,548
30-32	35,848	184,703	26,439	811,221
40	733	9,529	602	93,923
50	1,155	6,613	132	46,018
60	—	89	2	763
Total	$37,736	$200,992	$40,336	$975,473

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

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 4:  (Continued)

At December 31, 2012 the Company added environmental factors of approximately 15 basis points to commercial real estate loans and 35 basis points to commercial loans for economic uncertainty in the small business environment, reflective of slow sales growth in the Company's small business markets.

The following table summarizes loans that were individually reviewed for impairment allowances at December 31, 2012:

(Dollars in thousands)
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance:
Construction and land development loans	$6,903	$9,257	$—	$10,510	$401
Other commercial real estate loans	27,156	27,353	—	30,478	1,506
Asset based loans	—	—	—	—	—
Other commercial loans	1,093	1,254	—	1,254	54
Home equity loans	1,084	1,084	—	1,141	43
Other 1-4 family residential loans	6,577	6,687	—	6,498	292
Consumer loans	94	97	—	155	12
Loans with a specific valuation allowance:
Construction and land development loans	$3,435	$3,435	$2,036	$3,354	$162
Other commercial real estate loans	14,766	16,177	2,421	14,906	590
Asset based loans	—	—	—	—	—
Other commercial loans	259	259	209	457	16
Home equity loans	72	72	36	75	10
Other 1-4 family residential loans	1,920	1,920	496	1,740	70
Consumer loans	40	40	40	67	3
Total:
Construction and land development loans	$10,338	$12,692	$2,036	$13,864	$563
Other commercial real estate loans	41,922	43,530	2,421	45,384	2,096
Asset based loans	—	—	—	—	—
Other commercial loans	1,352	1,513	209	1,711	70
Home equity loans	1,156	1,156	36	1,216	53
Other 1-4 family residential loans	8,497	8,607	496	8,238	362
Consumer loans	134	137	40	222	15

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

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 4:  (Continued)

The following table summarizes activity in the allowance for loan losses for 2012 by loan category:

(Dollars in thousands)
	Construction	Other CRE	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of year	$4,131	$4,073	$3,347	$2,607	$795	$—	$14,953
Provision charged to expense	1,895	4,693	547	1,067	318	—	8,520
Losses charged off	(2,052)	(3,357)	(786)	(1,191)	(754)	—	(8,140)
Recoveries	935	456	158	403	207	—	2,159
Balance, end of year	$4,909	$5,865	$3,266	$2,886	$566	$—	$17,492
Ending balance:
Individually evaluated for impairment	$2,036	$2,421	$209	$532	$40	$—	$5,238
Ending balance:
Collectively evaluated for impairment	$2,873	$3,444	$3,057	$2,354	$526	$—	$12,254
Ending balance:
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—
Loans:
Ending balance	$58,745	$484,114	$153,550	$238,728	$40,336	$—	$975,473
Ending balance:
Individually evaluated for impairment	$10,338	$41,922	$1,352	$9,653	$134	$—	$63,399
Ending balance:
Collectively evaluated for impairment	$48,407	$442,192	$152,198	$229,075	$40,202	$—	$912,074
Ending balance:
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

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

The following table summarizes the balance in the allowance for 2010 by loan category:

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

Restructured loans are considered to be impaired loans. A troubled debt restructuring occurs when a creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. That concession either stems from an agreement between the creditor and the debtor or is imposed by law or a court. The following table presents information about the Company’s restructured loan portfolio as of December 31, 2012 and 2011:

(Dollars in thousands)	December 31, 2012		December 31, 2011
	Recorded Balance	Allowance	Recorded Balance	Allowance
Restructured loans with an allowance:
Construction and land development loans	$—	$—	$136	$61
Other commercial real estate loans	11,038	1,082	4,018	320
Other commercial loans	—	—	387	117
Other 1-4 family residential loans	59	12	199	76
Restructured loans without an allowance:
Construction and land development loans	1,719	—	2,725	—
Other commercial real estate loans	11,115	—	17,002	—
Other commercial loans	308	—	119	—
Other 1-4 family residential loans	571	—	1,194	—
Total restructured loans	$24,810	$1,094	$25,780	$574

At December 31, 2012, there were no available credit commitments for restructured loans. At December 31, 2011, there were $356 thousand in available credit commitments for construction and land development restructured loans.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 4:  (Continued)

The following table summarizes the activity for troubled debt restructurings that occurred during 2012.

(Dollars in thousands)	Number of Loans Modified	Pre Modification Balance	Post Modification Balance
Interest Rate Modifications:
Other 1-4 family residential loans	1	$45	$44

Principal Forgiveness:
Other commercial real estate loans	1	$8,724	$7,313

Total loans restructured	2	$8,769	$7,357

The following table summarizes the activity for troubled debt restructurings that occurred during 2011.

(Dollars in thousands)	Number of Loans Modified	Pre Modification Balance	Post Modification Balance
Interest Rate Modifications:
Construction and land development loans	3	$1,125	$1,125
Other commercial real estate loans	3	674	672
Other commercial loans	1	10	10
Other 1-4 family residential loans	3	157	157
Total rate modifications	10	$1,966	$1,964

Term Extensions and Renewals:
Construction and land development loans	6	$3,685	$3,483
Other commercial real estate loans	7	9,694	9,663
Other commercial loans	1	1,797	1,747
Other 1-4 family residential loans	3	537	536
Total extensions and renewals	17	$15,713	$15,429
Total loans restructured	27	$17,679	$17,393

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 4:  (Continued)

The following table presents loans modified under the terms of a TDR that became 90 days or more delinquent or were foreclosed on during 2012, that were initially restructured within the prior twelve months.

(Dollars in thousands)	Number of Loans	Amortized Cost
Construction and land development loans	1	$295
Other commercial loans	1	335
Other 1-4 family residential loans	3	342
Total subsequent defaults	5	$972

The construction and land development loan for 2012 was a foreclosure. Approximately $152 thousand of other 1-4 family residential loans for 2012 were foreclosures. The remaining defaults were 90 day delinquencies and all defaults were term extensions and renewals.

The following table presents loans modified under the terms of a TDR that became 90 days or more delinquent or were foreclosed on during 2011, that were initially restructured within the prior twelve months.

(Dollars in thousands)	Number of Loans	Amortized Cost
Construction and land development loans	2	$1,951
Other commercial real estate loans	5	6,655
Other 1-4 family residential loans	4	306
Total subsequent defaults	11	$8,912

The defaults for construction and land development loans for 2011 defaults were foreclosures. Approximately $1.118 million of the defaults for other commercial real estate loans for 2011 were foreclosures. The remaining balances were subsequent 90 day delinquencies.

Note 5:  Bank Premises and Equipment

The following is a summary of bank premises and equipment at December 31, 2012 and 2011:

(Dollars in thousands)	2012	2011
Land	$12,365	$12,365
Buildings	36,415	36,293
Furniture, fixtures and equipment	20,786	19,901
Leasehold improvements	604	842
Construction in progress	131	131
	70,301	69,532
Less accumulated depreciation and amortization	33,037	31,543
	$37,264	$37,989

Amounts charged to operating expenses for depreciation and amortization of bank premises and equipment were $1.913 million in 2012, $2.090 million in 2011, and $2.310 million in 2010.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 5:  (Continued)

Rent expense applicable to operating leases was as follows for the years ended December 31:

(Dollars in thousands)	2012	2011	2010
Buildings and office space	$486	$665	$581
Computer equipment	—	13	284
Other equipment and autos	167	163	184
	653	841	1,049
Rental income	(46)	(41)	(42)
Net rent expense	$607	$800	$1,007

The Company is obligated under a number of noncancelable operating leases for premises and equipment. Minimum future lease payments for noncancelable operating leases at December 31, 2012, are as follows:

(Dollars in thousands)
2014	$403
2015	310
2016	238
2017	174
2018	110
After 2018	24
Total minimum lease payments	$1,259

Note 6:  Other Intangible Assets

Following is a summary of intangible assets, net of accumulated amortization, included in the consolidated statements of condition:

Core Deposit Intangible
	Twelve Months Ended
(Dollars in thousands)	December 31
	2012	2011
Beginning Balance	$4,586	$5,013
Amortization expense	(427)	(427)
Ending Balance	$4,159	$4,586

Estimated future amortization expense
2013	$427
2014	427
2015	427
2016	427
2017	427

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 6:  (Continued)

The following table summarizes the gross carrying amounts and accumulated amortization balances of amortizing intangible assets as of December 31, 2012, and 2011:

	Core Deposit Intangible
	December 31
(Dollars in thousands)	2012	2011
Gross carrying amount	$7,060	$7,060
Accumulated amortization	(2,901)	(2,474)
Net carrying amount	$4,159	$4,586

Intangible assets with a determinable useful life are amortized over their respective useful lives. Core deposit intangibles have lives of 16 to 20 years with a remaining average life of 10.0 years at December 31, 2012.

Amortization expense for intangible assets having determinable useful lives amounted to $427 thousand in 2012, $427 thousand in 2011, and $426 thousand in 2010.

Note 7:  Other Assets

The following is a summary of other assets at December 31, 2012, and 2011:

(Dollars in thousands)	2012	2011
Federal Home Loan Bank stock	$2,201	$7,380
Income taxes receivable	175	175
Deferred income tax	10,533	14,115
Investment in First M&F Statutory Trust I	928	928
Investment in low income housing tax credit entities	2,208	2,497
Other	2,659	2,829
	$18,704	$27,924

As a condition to borrowing funds from the Federal Home Loan Bank (FHLB) of Dallas, the Bank is required to purchase stock in the FHLB. No ready market exists for the stock, and it has no quoted market price. The investment in FHLB stock can only be redeemed by the FHLB at face value.

Note 8:  Deposits

The following is a summary of deposits at December 31, 2012, and 2011:

(Dollars in thousands)	2012	2011
Noninterest-bearing	$276,295	$231,718
Interest-bearing:
NOW and money market deposits	637,552	588,105
Savings deposits	118,123	119,693
Core certificates of deposit of $100 thousand or more	165,979	187,513
Other core certificates of deposit	188,733	227,867
Brokered certificates of deposit of $100 thousand or more	12,444	13,028
Other brokered certificates of deposit	3,549	3,539
Total interest-bearing	1,126,380	1,139,745
Total deposits	$1,402,675	$1,371,463

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 8:  (Continued)

Interest expense on certificates of deposit of $100 thousand or more amounted to $2.632 million in 2012, $4.265 million in 2011 and $5.942 million in 2010.

The amount of overdrawn demand and savings deposits that were reclassified as loans held for investment were $403 thousand at December 31, 2012, and $492 thousand at December 31, 2011.

At December 31, 2012, the scheduled maturities of certificates of deposit are as follows:

(Dollars in thousands)
2013	$183,354
2014	99,290
2015	73,621
2016	4,240
2017	5,764
After 2017	4,436
$370,705

The amount of deposits of directors and executive officers and their related interests were $16.458 million at December 31, 2012, and $15.820 million at December 31, 2011.

Note 9:  Short-Term Borrowings

The following is a summary of information related to short-term borrowings:

	Balance Outstanding			Weighted Average Rate
(Dollars in thousands)	Maximum Month End	Average Daily	At Year End	During Year	At Year End
2012:
Federal funds purchased	$—	$—	$—	—%	—%
Securities sold under agreements to repurchase	5,225	4,017	3,720	0.53%	0.47%
	$5,225	$4,017	$3,720
2011:
Federal funds purchased	$—	$—	$—	—%	—%
Securities sold under agreements to repurchase	27,082	10,855	4,398	0.33%	0.70%
	$27,082	$10,855	$4,398
2010:
Federal funds purchased	$—	$—	$—	—%	—%
Securities sold under agreements to repurchase	41,897	19,112	33,481	0.35%	0.17%
	$41,897	$19,112	$33,481

Federal funds purchased represent primarily overnight borrowings through relationships with correspondent banks. Federal funds purchased may be obtained through secured or unsecured lines. The Company had $37.000 million in available Federal funds purchased lines with its correspondent banks. The Company has pledged $1.348 million in investment securities to secure certain Federal funds lines. Securities sold under agreements to repurchase generally have maturities of less than 30 days and are collateralized by U. S. Treasury securities and securities of U. S. Government agencies and sponsored entities. The Company has pledged $6.981 million in investment securities to secure repurchase agreements. The amounts of repurchase agreement obligations due to directors and their related interests were $1.798 million at December 31, 2012 and $2.919 million at December 31, 2011.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 10:  Other Borrowings

The following is a summary of other borrowings at December 31, 2012 and December 31, 2011:

(Dollars in thousands)	December 31 2012	December 31 2011
Company’s line of credit in the amount of $5,000,000, maturing in March 2013; secured by approximately 51% of the Bank’s common stock; interest payable quarterly at the prime rate with a floor of 3.50%	$2,792	$3,292
Bank’s advances from Federal Home Loan Banks	33,215	39,709
	$36,007	$43,001
Company’s junior subordinated debentures, interest payable quarterly at 90-day LIBOR plus 1.33% through March 2036; currently redeemable	$30,928	$30,928

The Company’s revolving correspondent line of credit, as modified in March 2012, required three principal payments of at least $125 thousand each – one during the second, third and fourth quarters of 2012. The line of credit contains certain restrictive covenants related to capital ratios, asset quality, returns on average assets, dividends and supervisory actions by the Company’s regulators. The Company was in compliance with the covenants at December 31, 2012.

The Bank has advances and letters of credit from the Federal Home Loan Bank of Dallas (FHLB) collateralized by real estate-secured loans. The Bank must pledge collateral to obtain advances from the FHLB. Based on the amount of collateral pledged as of December 31, 2012 the Bank had approximately $44.679 million in available credit.

The Bank has a line of credit with the Federal Reserve Discount Window collateralized by commercial and consumer loans. The bank had a line of credit of approximately $10.857 million at December 31, 2012, all of which was available.

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

In November 2010 the Company entered into a forward-starting, pay-fixed, receive-floating interest rate swap with a notional value of $30 million designed to hedge the variability of interest payments when the junior subordinated debentures reset from a fixed rate of interest to a floating rate of interest on March 15, 2011. The interest rate swap payments became effective on March 15, 2011, and it terminates on March 15, 2018. The terms of the interest rate swap include fixed interest paid by the Company at a rate of 3.795% and floating interest paid based on 90-day LIBOR plus 1.33%. Based on its analysis, the Company determined the hedge to be highly effective.

The following is a summary of FHLB advances at December 31, 2012, and 2011:

(Dollars in thousands)	2012	2011
Amortizing advances:
Balance	$33,215	$39,709
Monthly payment amount	1,624	541
Range of rates	3.17% - 7.76%	3.17% - 7.83%
Range of maturities	2013 - 2020	2012 - 2020

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 10:  (Continued)

Scheduled principal payments on FHLB advances at December 31, 2012, are as follows:

(Dollars in thousands)
2013	$19,488
2014	2,260
2015	2,346
2016	8,339
2017	187
After 2017	595
$33,215

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

The Company is involved as a limited partner in two low income housing tax credit entities. The Company has determined that it is not the primary beneficiary of these partnerships because it does not have the power to direct the activities of the entity – primarily construction, renovation and property management – that most significantly impact the entity’s economic performance. The Company had a total investment and a total exposure of $2.208 million in these entities at December 31, 2012 and $2.497 million at December 31, 2011. The low income housing tax credit partnership investments are evaluated for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable.

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

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 12:  (Continued)

Standby and commercial letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. When issuing letters of credit, the Company applies the same credit policies and standards as it does in the normal lending process. Collateral is obtained based upon the Company's assessment of a customer's credit worthiness. A liability of $3 thousand is recognized at December 31, 2012, and a liability of $4 thousand is recognized at December 31, 2011, for the Company’s obligation to stand ready to perform related to standby letters of credit.

The maximum credit exposure in the event of nonperformance for loan commitments and letters of credit is represented by the contract amount of the instruments. A summary of these instruments at December 31, 2012, and 2011 follows:

(Dollars in thousands)	2012	2011
Commitments to extend credit	$137,102	$126,455
Standby letters of credit	4,784	1,580

The Company makes commitments to originate mortgage loans that will be held for sale. The total commitments to originate mortgages to be held for sale were $11.928 million at December 31, 2012, and $11.246 million at December 31, 2011. These commitments are accounted for as derivatives and marked to fair value through mortgage banking income. At December 31, 2012, mortgage origination-related derivatives with positive fair values of $149 thousand were included in other assets and derivatives with negative fair values of $63 thousand were included in other liabilities. At December 31, 2011, mortgage origination-related derivatives with positive fair values of $134 thousand were included in other assets and derivatives with negative fair values of $167 thousand were included in other liabilities. The Company also engages in forward sales contracts with mortgage investors to purchase mortgages held for sale. Those forward sale agreements that have a determined price and expiration date are accounted for as derivatives and marked to fair value through mortgage banking income. At December 31, 2012 and 2011, the Company had $32.813 million and $37.507 million in locked forward sales agreements in place. At December 31, 2012, forward sale-related derivatives with positive fair values of $168 thousand were included in other assets and derivatives with negative fair values of $63 thousand were included in other liabilities. At December 31, 2011, forward sale-related derivatives with positive fair values of $135 thousand were included in other assets and derivatives with negative fair values of $124 thousand were included in other liabilities.

Mortgages that are sold generally have recourse obligations if any of the first four payments become past due over 30 days under certain investor contracts and over 90 days under other investor contracts. The Company may also be required to repurchase mortgages that do not conform to FNMA or FHA underwriting standards or that contain critical documentation errors or fraud. The Company only originates for sale mortgages that conform to FNMA and FHA underwriting guidelines. The Company incurred two recourse losses totaling $9 thousand in 2012 and one recourse loss of $4 thousand in 2011. No recourse losses were incurred in 2010. Mortgages sold that were still in the recourse period were $81.407 million at December 31, 2012, and $42.146 million at December 31, 2011. The Company had a recourse liability of $223 thousand recorded at December 31, 2012 and had no recourse liability accrued at December 31, 2011.

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

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 13:  Accumulated Other Comprehensive Income (Loss)

The following is a summary of the gross amounts of accumulated other comprehensive income (loss) and the related income tax effects:

(Dollars in thousands)	Gross	Tax	Net
December 31, 2012:
Net unrealized gain on securities available for sale	$9,451	$3,525	$5,926
Net unrealized loss on other-than-temporarily impaired securities available for sale	(2,162)	(806)	(1,356)
Net unamortized pension costs	(2,364)	(882)	(1,482)
Net unrealized loss on cash flow hedge	(2,484)	(927)	(1,557)
	$2,441	$910	$1,531
December 31, 2011:
Net unrealized gain on securities available for sale	$7,202	$2,688	$4,514
Net unrealized loss on other-than-temporarily impaired securities available for sale	(2,318)	(865)	(1,453)
Net unamortized pension costs	(4,272)	(1,593)	(2,679)
Net unrealized loss on cash flow hedge	(1,834)	(684)	(1,150)
	$(1,222)	$(454)	$(768)
December 31, 2010:
Net unrealized gain on securities available for sale	$5,342	$1,993	$3,349
Net unrealized loss on other-than-temporarily impaired securities available for sale	(2,834)	(1,057)	(1,777)
Net unamortized pension costs	(2,927)	(1,092)	(1,835)
Net unrealized gain on cash flow hedge	817	305	512
	$398	$149	$249

Note 14:  Stockholders' Equity

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

Accretion of the discount associated with the preferred stock is recognized as an increase to preferred stock dividends in determining net income available to common shareholders. The discount on the Class B, Series A Preferred Stock was being accreted over a five-year period using the effective yield method. The discount on the Class B, Series CD Preferred Stock is being accreted over an eight-year period. The discount accretion recognized on the Class B, Series A Preferred Stock was $188 thousand during 2010. The discount accretion recognized on the Class B, Series CD Preferred Stock was $231 thousand during 2010. The discount accretion recognized on the Class B, Series CD Preferred Stock was $1.174 million during 2011 and was $1.301 million during 2012.

The following table summarizes preferred stock of the Company:

(Dollars in thousands)		Shares at		Shares at		Carrying Value
		December 31, 2012		December 31, 2011		December 31, 2012	December 31, 2011
	Rate	Authorized	Outstanding	Authorized	Outstanding
Class A	—	1,000,000	—	1,000,000	—	$—	$—
Class B:		1,000,000		1,000,000
Series A	5%		—		—	—	—
Series CD	2%		30,000		30,000	18,865	17,564
						$18,865	$17,564

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

Note 15:  Stock Compensation Plan

The Company's 2005 Equity Incentive Plan allows for share-based payments in the form of stock options, restricted stock awards, stock appreciation rights and other stock-based awards. The maximum number of shares that may be awarded are 700,000. However, there are limits on certain types of awards. The maximum number of shares that may be awarded in the form of stock options is 400,000. The maximum number of shares that may be awarded in forms other than options and stock appreciation rights is 500,000. The maximum number of shares that may be awarded to Directors is 100,000.

The Company uses the fair value method of accounting for stock-based compensation. Stock options generally vest evenly over a five year period. Stock grants fully vest on certain dates (cliff vesting), for generally five or seven year terms. The fair values of stock options and restricted stock grants are accrued to salary and benefits expenses over their vesting periods. The amounts accrued are equal to the fair values less an estimate for expected forfeitures. These accruals are subsequently adjusted for differences between estimated forfeiture rates and the actual experienced forfeiture rates.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 15:  (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions in 2011 and 2010: expected dividend yields of 1.00% and 1.00%; expected volatility of 31.66% and 31.45%; risk-free interest rates of 2.84% and 3.28%; and expected lives of 7 years. Expected dividends are based on current dividend rates at the grant date. Expected volatility is estimated using the Company’s historical price variances over the prior ten years. The expected lives are calculated as the average of the contractual life and the vesting period, which approximates the Company’s historical experience. The estimated fair values of stock options at their grant date were $1.44 in 2011 and $1.74 in 2010. In determining the amounts of compensation expense to record for unvested stock options, the Company is using an estimated forfeiture rate of 9.45% (1.89% annual rate) for employee grants and 5.45% (1.09% annual rate) for Director grants based upon the history of the plan.

The following table shows the amounts of stock-based compensation that were included in salary and employee benefits expenses:

(Dollars in thousands, except share data)	2012	2011	2010
Stock option expense recognized, gross	$6	$7	$11
Adjustment for actual vs expected forfeitures	—	—	—
Stock option expense recognized, net	6	7	11
Restricted stock award expenses recognized, gross	378	136	170
Adjustment for actual vs expected forfeitures	(4)	(145)	(120)
Restricted stock award expenses recognized, net	374	(9)	50
Total stock-based compensation	380	(2)	61
Income tax benefits	(134)	1	(23)
Net stock-based compensation recognized	$246	$(1)	$38

The following table is a summary of stock awards activity:

	2005 Plan					1999 Plan
		Restricted Stock		Stock Options		Stock Options
	Shares Available For Grant	Number of Shares	Weighted Average Grant Date Fair Value	Number Of Shares	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price
January 1, 2010	590,234	77,000	$16.841	16,000	$13.288	21,600	$15.087
Awards Granted	(2,000)	—	—	2,000	4.890	—	—
Vested	—	—	—	—	—	—	—
Forfeitures	15,400	(14,000)	16.278	(1,400)	16.051	(200)	17.000
Expired	—	—	—	—	—	(5,600)	12.127
December 31, 2010	603,634	63,000	16.995	16,600	12.043	15,800	16.018
Awards Granted	(3,000)	—	—	3,000	4.120	—	—
Vested	—	(6,000)	16.855	—	—	—	—
Forfeitures	12,800	(11,000)	16.915	(1,800)	13.840	—	—
Expired	—	—	—	—	—	—	—
December 31, 2011	613,434	46,000	17.032	17,800	10.526	15,800	16.018
Awards Granted	(380,646)	380,646	4.510	—	—	—	—
Vested	—	(46,000)	17.032	—	—	—	—
Forfeitures	7,600	(7,000)	4.510	(600)	5.140	—	—
Expired	—	—	—	—	—	(5,000)	12.625
December 31, 2012	240,388	373,646	$4.510	17,200	$10.714	10,800	$17.590

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 15:  (Continued)

The following is a summary of stock options outstanding at December 31, 2012:

Exercise Price Range	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price- Options Outstanding	Options Exercisable	Weighted Average Exercise Price- Options Exercisable
$4.12 - 5.14	8,400	7.09	$4.72	3,600	$4.91
13.84 - 19.06	19,600	2.22	17.07	19,000	17.18
	28,000	3.68	$13.37	22,600	$15.22

There were $7 thousand in aggregate intrinsic value of options exercisable at December 31, 2012 and no aggregate intrinsic value of options exercisable at December 31, 2011. At December 31, 2012, there were $7 thousand in unrecognized compensation costs related to stock options expected to be recognized over a weighted-average period of 1.89 years.

The Company issues restricted stock awards to certain executives and other key employees. The awards vest over periods of one to seven years and are forfeited in their entirety if the officer leaves the Company before the end of the vesting term. Dividends are paid quarterly to restricted stock grantees. In April 2012 the Company granted 298,746 shares of restricted stock to certain officers and other employees. Also during April 2012 the Company granted 81,900 shares of restricted stock to the directors of the Company who are not members of management. As a sublimit under the plan, there are 100,000 shares available for awards to directors who are not employees of the Company at the time of the grant. The April grants vest over a 5 year period and may be forfeited if the employee or director leaves before the completion of the vesting period. The 2012 stock grants do not contain any performance conditions. At December 31, 2012, there were $1.617 million in unrecognized compensation costs for all restricted stock grants. The unrecognized costs at December 31, 2012, are expected to be recognized over a weighted-average period of 4.22 years. The Company estimates that 4.00% (0.80% annual rate) of the employee shares and 2.00% (0.40% annual rate) of the director shares will be forfeited in determining net compensation expenses recognized.

In July 2010 the Board of Directors approved the reservation of 1,000,000 shares of authorized, unissued shares for issuance in lieu of cash for directors’ fees earned for 2010 and beyond. All shares are issued at market value and provide a convenient way for directors to receive shares of the Company based on the amount of directors’ fees that would otherwise be paid. Directors individually elect a percentage of their compensation, not less than 50%, to be received in common stock with the balance of the fees being paid in cash each quarter. The Company recognized $163 thousand in other expense in 2012 for the fair value of 29,863 shares of stock issued to directors in lieu of quarterly fees. The Company recognized $143 thousand in other expense in 2011 for the fair value of 42,133 shares of stock issued to directors in lieu of quarterly fees. The Company recognized $133 thousand in other expense in 2010 for the fair value of 37,457 shares of stock issued to Directors in lieu of quarterly fees.

Note 16:  Other Expenses

Significant components of other expenses are summarized as follows:

(Dollars in thousands)	2012	2011	2010
Postage and shipping	$905	$896	$875
Stationery and supplies	755	775	696
Accounting, legal and professional fees	2,356	2,053	2,324
Insurance expense	983	911	836
Mortgage processing and broker fee expenses	2,919	883	538
Other	5,257	4,749	5,345
	$13,175	$10,267	$10,614

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 17:  Income Taxes

The components of income tax expense (benefit) are as follows:

(Dollars in thousands)	Federal	State	Total
2012:
Current	$—	$2	$2
Deferred	2,071	335	2,406
Total	$2,071	$337	$2,408
2011:
Current	$4	$—	$4
Deferred	864	143	1,007
Total	$868	$143	$1,011
2010:
Current	$4	$(137)	$(133)
Deferred	417	318	735
Total	$421	$181	$602

The differences between actual income tax expense and expected income tax expense are summarized as follows:

(Dollars in thousands)	2012	2011	2010
Amount computed using the Federal statutory rates on income before taxes	$3,193	$1,831	$1,568
Increase (decrease) resulting from:
Tax exempt income, net of disallowed interest deduction	(479)	(488)	(594)
State income tax expense, net of Federal effect	223	95	207
Life insurance income	(237)	(217)	(227)
Low income housing tax credits	(330)	(248)	(330)
Other, net	38	38	(22)
	$2,408	$1,011	$602

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 17:  (Continued)

The change in the net deferred taxes is a result of current period deferred tax expense (benefit), and changes in accumulated other comprehensive income. The components of the net deferred tax asset (liability) at December 31, 2012, and 2011 consist of the following:

(Dollars in thousands)	2012	2011
Allowance for loan losses	$6,525	$5,566
Loan fees	126	518
Purchase accounting adjustments	140	187
Nonperforming assets	4,074	4,432
Accrued expenses	99	148
Share-based compensation	120	277
Employee benefit plans	235	185
Net pension liability and unamortized pension costs	869	956
Unrealized loss on cash flow hedge	926	684
Net operating loss carry forward	715	5,606
Tax credit carry forward	1,758	982
Other	399	52
Total deferred tax assets	15,986	19,593
Fixed assets and depreciation	(1,026)	(1,460)
Federal Home Loan Bank stock dividends	(147)	(478)
Intangible assets	(1,139)	(1,290)
Prepaid expenses	(405)	(393)
Unrealized gain on securities available for sale	(2,719)	(1,823)
Other	(17)	(34)
Total deferred tax liabilities	(5,453)	(5,478)
	$10,533	$14,115

Management has reviewed its deferred tax assets and determined that it is more likely than not that the deferred tax assets will be realized in the foreseeable future and therefore no valuation allowance has been accrued.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 17:  (Continued)

In connection with its previous net operating loss carryforwards and estimated $10.834 million in Federal taxable earnings for 2012, the Company had the following net operating losses and tax credits available for carryover for Federal income tax purposes at December 31, 2012:

(Dollars in thousands)
	Amount	Expiration Dates
Federal net operating loss from 2010	$291	2030
Mississippi net operating loss from 2009	5,110	2029
Mississippi net operating loss from 2010	4,707	2030
Alabama net operating loss from 2009	177	2029
Tennessee net operating loss for 2009	908	2029
Tennessee net operating loss for 2010	93	2030
Florida net operating loss for 2009	511	2029
Florida net operating loss for 2010	20	2030
Tax credits from 2008	26	2028
Tax credits from 2009	57	2029
Tax credits from 2010	203	2030
Tax credits from 2011	377	2031
Tax credits from 2012	356	2032
Alternative minimum tax credits from all years	739	indefinite lived

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

The Company was audited for the tax years of 2008 through 2010 by the Mississippi State Tax Commission during the current year. The audit was concluded in 2012 with additional taxes of $3 thousand owed.

The Company had no material recognized uncertain tax positions as of December 31, 2012 or December 31, 2011 and therefore did not have any tax accruals in 2012 or 2011 related to uncertain positions. The Company is no longer subject to Federal income tax examinations of tax returns filed for years before 2009.

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

On December 31, 2008, the Company transitioned to a calendar year-end measurement date. The following is a summary of the plan's funded status:

(Dollars in thousands)	2012	2011
Change in benefit obligation:
Projected benefit obligation at beginning of year	$10,545	$9,182
Interest cost	410	448
Actuarial loss	677	1,478
Benefit payments	(575)	(563)
Projected benefit obligation at end of year	11,057	10,545
Change in plan assets:
Fair value of plan assets at beginning of year	7,981	8,640
Actual return on plan assets	1,011	(235)
Employer contributions	344	168
Benefit payments	(575)	(563)
Expenses	(34)	(29)
Fair value of plan assets at end of year	8,727	7,981
Funded status at measurement date	$(2,330)	$(2,564)

The following is a summary of amounts recorded in the consolidated statements of condition:

(Dollars in thousands)	2012	2011
Net pension asset	$—	$—

Net pension liability	$(2,330)	$(2,564)

Accumulated other comprehensive income, before income taxes	$2,364	$4,272

The following is a summary of information related to benefit obligations and plan assets:

(Dollars in thousands)	2012	2011
Projected benefit obligation	$11,057	$10,545
Accumulated benefit obligation	11,057	10,545
Fair value of plan assets	8,727	7,981

The following is a summary of the components of accumulated other comprehensive income:

(Dollars in thousands)	2012	2011
Unamortized prior service credit	$—	$—
Unamortized actuarial loss	2,364	4,272
Accumulated other comprehensive income	$2,364	$4,272

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 18:  (Continued)

The following is a summary of the components of net periodic benefit costs and other amounts recognized in other comprehensive income:

(Dollars in thousands)	2012	2011	2010
Net Periodic Benefit Cost:
Interest cost	$410	$448	$468
Expected return on plan assets	(527)	(563)	(529)
Amortization of prior service credit	—	(25)	(37)
Recognized actuarial loss	2,136	984	885
Net periodic benefit cost	$2,019	$844	$787
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net loss	$228	$2,304	$299
Amortization of actuarial net loss	(2,136)	(984)	(885)
Amortization of prior service credit	—	25	37
Total recognized in other comprehensive income	$(1,908)	$1,345	$(549)
Total recognized in net periodic benefit cost and other comprehensive income	$111	$2,189	$238

The Company elected to amortize the unrecognized net gain or loss over a seven year period on a straight-line basis starting in 2007. For plan years up through 2006, the unrecognized gain or loss was amortized based on the average remaining service period of participants.

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic pension cost during 2013 is $2.364 million.

Total expenses recorded in the accompanying consolidated statements of operations related to the pension plan included the following components:

(Dollars in thousands)	2012	2011	2010
Net pension cost	$2,019	$844	$787
Payments for expenses made on behalf of the plan	37	32	43
Payments to PBGC for premiums	21	11	16
	$2,077	$887	$846

The following is a summary of weighted average assumptions:

	2012	2011	2010
Discount rate for determining current year’s costs	4.00%	5.05%	5.60%
Discount rate for determining year end benefit obligation	3.50%	4.00%	5.05%
Expected return on plan assets for determining current year’s costs	6.75%	6.75%	6.75%
Rate of compensation increase (plan is frozen)	—%	—%	—%

The discount rate used to determine the present value of the pension benefit obligation has decreased in recent years as the Federal Reserve has acted to reduce market rates in its economic stimulation efforts. The decreases in the discount rate for 2010, 2011 and 2012 resulted in actuarial losses as the present values of the liabilities increased. The Company bases the discount rate on general corporate rates prevalent in the market on the actuarial measurement date.

The credit market disruptions and a severely slowing economy resulted in stock market losses in excess of 35% in 2008. The markets have slowly recovered, while also experiencing bouts of high volatility, since 2008. Plan returns have been positive since 2008 with the exception of 2011. A reversal of the market recovery would increase pension expense, which is dominated by the amortization of deferred actuarial gains and losses. Plan returns or losses that negatively deviate from expected returns result in increases in these actuarial deferred losses. Returns in excess of expectations would reduce the deferred actuarial loss and therefore would reduce pension expenses going forward.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 18:  (Continued)

The Company estimates the long-term rate of return on plan assets using historical returns, changes in asset mix, general economic conditions and industry practice. Historical annual returns on plan assets have normally ranged from losses of approximately 10% to gains in excess of 15%. The short-term volatility of these returns makes them unreliable as a sole indicator of future long-term returns. Therefore, the historical plan rate of return is used merely as a guideline in determining the plan assumption for returns. The plan return was a 12.67% profit in 2012, a 2.72% loss in 2011 and a 10.77% profit in 2010. The mix of invested assets has remained relatively stable over the last five years with equity holdings representing between 45% and 60% of plan assets. The equity securities have brought more return volatility and higher expected returns to the portfolio. Management has operated under the general assumption that the long-term equity market returns will approximate the past 50 years, which provided an average 10% return, based upon stock market historical data. Current and expected economic conditions have also been considered in determining the estimate of long-term returns. Management also uses a survey of pension plan managers provided by a third party which indicates the rate of return assumptions that are predominant in the industry. Management believes that the economy and the markets will sustain their recovery enough over the next 5 to 7 years to allow the Company to achieve an expectation of 6.75% in annual returns over those periods. Management intends to terminate the Plan within the next 5 to 7 years.

The plan’s asset allocations at December 31, 2012, and 2011 by asset category were as follows:

	2012	2011
Interest-bearing bank balances	5%	7%
Debt securities	28%	26%
Equity securities	67%	67%
	100%	100%

Equity securities included 18,868 shares of the Company’s common stock at December 31, 2012, and 2011.

The following table summarizes the fair values of pension plan assets at December 31, 2012 by asset category:

		Fair Value Measurements at December 31, 2012, Using
	Assets/Liabilities Measured at Fair Value	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$433	$433	$—	$—
Equity securities – domestic	4,735	4,735	—	—
Equity securities – international	1,144	1,144	—	—
Mutual funds (bond funds)	320	320	—	—
Government debt securities	232	—	232	—
Corporate debt securities - domestic	1,496	—	1,496	—
Corporate debt securities - international	367	—	367	—
Total assets	$8,727	$6,632	$2,095	$—

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 18:  (Continued)

The following table summarizes the fair values of pension plan assets at December 31, 2011 by asset category:

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

The following table outlines the target asset allocations in percentages for plan assets:

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

(Dollars in thousands)
Year	Expected payments

2013	$667
2014	699
2015	688
2016	689
2017	691
2018 – 2022	3,355

The Company expects to make a contribution within a range of $150 thousand to $250 thousand to the pension plan in 2012.

Profit and Savings Plan

The Bank has a profit and savings plan which includes features such as an Employee Stock Ownership Plan (ESOP) and a 401(k) plan which provides for certain salary deferrals, covering substantially all full-time employees of the Bank and subsidiaries. The Bank matched employee 401(k) contributions equal to 50% of an employee's first 5% of salary deferral through 2004. Beginning in 2005, the Company matched contributions equal to 50% of an employee’s first 6% of salary deferral. Effective in May 2006, the Company began matching 60% of an employee’s first 6% of salary deferral for all employees with less than three years of credited service. Concurrently, the Company began matching 75% of an employee’s first 6% of salary deferral for all employees with three years or more of credited service. In March 2009 the Company cut the matching percentages in half. In September 2011 the Company returned the matching percentages to 60% of an employee's first 6% of salary deferral for employees with less than three years of credited service and 75% for all employees with three years or more of credited service. Total matching contributions for this plan were $660 thousand in 2012, $402 thousand in 2011 and $317 thousand in 2010. Additional contributions to the plan are at the discretion of the Board of Directors. Discretionary contributions, which are invested in the Company’s common stock, for this plan were $75 thousand in 2012, 2011 and 2010. ESOP shares are considered outstanding for basic earnings per share calculations. Dividends on ESOP shares are deducted from retained earnings when declared. The plan was amended in 2011 to allow employees to borrow from the plan. As of December 31, 2012, the plan had $293 thousand in loans receivable from employees and at December 31, 2011, the plan had $142 thousand in loans receivable from employees.

At December 31, 2012, and 2011, the profit and savings plan owned 382,943 and 288,586 shares of the Company's common stock.

Nonqualified Deferred Compensation Plan

The Bank has a nonqualified deferred compensation plan for senior officers and executives of the Bank and its subsidiaries. The plan allows for the deferral of salary by the participants with the Company having the option of also making matching contributions and profit sharing contributions. The participants’ earnings credits are indexed to selected mutual fund returns. Matching contributions and profit sharing contributions vest evenly over a five (5) year period. The Company will use the earnings of Bank-owned life insurance policies to provide sufficient revenues to offset the cost of the liabilities incurred by participant earnings credits. Participants deferred $78 thousand of compensation during 2012, $52 thousand during 2011 and $51 thousand during 2010. The Company did not make any profit sharing contributions to the plan in 2012, 2011 or 2010. The plan also had distributions of $20 thousand in 2012, $14 thousand in 2011 and $23 thousand in 2010. Included in salaries and employee benefit expenses are charges for earnings increases of $85 thousand for 2012, credits for earnings declines of $2 thousand for 2011, and charges for earnings increases of $40 thousand in 2010. Also included in salaries and employee benefit expenses are administrative expenses of $2 thousand in 2012, $4 thousand in 2011 and $2 thousand in 2010.

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

The calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share were as follows:

(Dollars in thousands, except per share data)	2012	2011	2010
Net income	$6,985	$4,373	$4,011
Less: Preferred dividends	1,901	1,774	1,692
Add: Gain on exchange of preferred stock	—	—	12,867
Net income attributable to common stock	$5,084	$2,599	$15,186
Net income allocated to common stockholders:
Distributed	367	366	363
Undistributed	4,552	2,218	14,708
	$4,919	$2,584	$15,071
Weighted-average basic common and participating shares outstanding	9,489,725	9,180,997	9,150,980
Less: weighted average participating restricted shares outstanding	308,713	54,392	69,293
Weighted-average basic shares outstanding	9,181,012	9,126,605	9,081,687
Basic net income per share	$0.54	$0.28	$1.66
Weighted-average basic common and participating shares outstanding	9,489,725	9,180,997	9,150,980
Add: share-based options and stock warrant	1,022	—	—
	9,490,747	9,180,997	9,150,980
Less: weighted average participating restricted shares outstanding	308,713	54,392	69,293
Weighted-average dilutive shares outstanding	9,182,034	9,126,605	9,081,687
Dilutive net income per share	$0.54	$0.28	$1.66
Weighted-average shares of potentially dilutive instruments that are not included in the dilutive share calculation due to anti-dilutive effect:
Compensation plan-related stock options	21,253	33,117	38,942
Common stock warrant	513,113	513,113	513,113

Note 20:  Regulatory Matters

Federal banking regulations require that the Bank maintain certain cash reserves based on a percent of deposits. This requirement was $3.053 million at December 31, 2012 and $2.258 million at December 31, 2011. The reserve requirements were covered by vault cash of $11.543 million at December 31, 2012 and $12.311 million at December 31, 2011.

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

Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Total Capital and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2012, that all capital adequacy requirements have been met.

As of December 31, 2012, the most recent notification by the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 20:  (Continued)

The Company's and Bank's actual capital amounts and ratios as of December 31, 2012, and December 31, 2011, are also presented in the table:

(Dollars in thousands)	Actual		Minimum Capital		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012:
Total capital (to risk weighted assets):
Company	$155,088	13.30%	$93,319	8.00%	$—	—%
Bank	153,091	13.15%	93,168	8.00%	116,459	10.00%
Tier I capital (to risk weighted assets):
Company	140,471	12.04%	46,660	4.00%	—	—%
Bank	138,497	11.89%	46,584	4.00%	69,876	6.00%
Tier I capital (to average assets):
Company	140,471	8.91%	63,087	4.00%	—	—%
Bank	138,497	8.83%	62,768	4.00%	78,460	5.00%
December 31, 2011:
Total capital (to risk weighted assets):
Company	$141,434	12.09%	$93,564	8.00%	$—	—%
Bank	141,088	12.08%	93,410	8.00%	116,762	10.00%
Tier I capital (to risk weighted assets):
Company	126,810	10.84%	46,782	4.00%	—	—%
Bank	126,488	10.83%	46,705	4.00%	70,057	6.00%
Tier I capital (to average assets):
Company	126,810	8.17%	62,072	4.00%	—	—%
Bank	126,488	8.17%	61,933	4.00%	77,416	5.00%

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

In November 2009, the Company entered into an informal agreement with the Federal Reserve Bank of St. Louis (the “Federal Reserve”). The agreement requires prior approval by the Federal Reserve of (1) the declaration or payment by the Company of dividends to shareholders and (2) the payment of interest on outstanding trust preferred securities and the payment of dividends on outstanding TARP preferred stock and (3) the incurrence of additional debt. The agreement is not a “written agreement” for purposes of Section 8 of the Federal Deposit Insurance Act, as amended. The Federal Reserve approved, pursuant to the informal agreement, the common dividends payable to shareholders, the interest payment on the trust preferred securities and the dividends payable on the TARP preferred stock for 2011 and 2012. In January 2013 the Company was notified by the Federal Reserve that the informal agreement had been terminated.

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

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 21:  Derivative Financial Instruments

In November 2010 the Company entered into an interest rate swap designed to hedge the interest cash flows of its junior subordinated debentures. The swap became effective on March 15, 2011, which is the date on which the junior subordinated debentures switched from a fixed interest rate to a floating interest rate. The maturity date of the swap is March 15, 2018. The Company expects the hedge to be highly effective and it is being accounted for as a cash flow hedge. The unrealized gains and losses of the interest rate swap are being recorded in accumulated other comprehensive income until the interest payment due dates when the balance remaining in other comprehensive income is removed and charged or credited to interest expense. The swap is designed to make fixed rate payments at 3.795% to the counterparty and receive floating rate payments at three month LIBOR plus 1.33% from the counterparty. Government sponsored entity securities with a fair value of $1.520 million and cash of $1.973 million were pledged as collateral on the swap at December 31, 2012. Government sponsored entity securities with a fair value of $1.505 million and cash of $1.861 million were pledged as collateral on the swap at December 31, 2011.

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

The following tables summarize the Company’s derivative positions:

	As of December 31, 2012
	Asset Derivatives			Liability Derivatives
(Dollars in thousands)	Balance Sheet Classification	Notional Amount	Fair Value	Balance Sheet Classification	Notional Amount	Fair Value
Derivatives designated in cash flow hedging relationships:
Interest rate swap	Other assets	$—	$—	Other liabilities	$30,000	$2,484
Derivatives not designated as hedging instruments:
Forward sale agreements	Other assets	21,925	168	Other liabilities	10,888	63
Written interest rate options (locks)	Other assets	8,641	149	Other liabilities	3,287	63
Total derivatives		$30,566	$317		$44,175	$2,610

	As of December 31, 2011
	Asset Derivatives			Liability Derivatives
(Dollars in thousands)	Balance Sheet Classification	Notional Amount	Fair Value	Balance Sheet Classification	Notional Amount	Fair Value
Derivatives designated in cash flow hedging relationships:
Interest rate swap	Other assets	$—	$—	Other liabilities	$30,000	$1,834
Derivatives not designated as hedging instruments:
Forward sale agreements	Other assets	22,220	135	Other liabilities	15,287	124
Written interest rate options (locks)	Other assets	4,225	134	Other liabilities	7,021	167
Total derivatives		$26,445	$269		$52,308	$2,125

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 21:  (Continued)

Amounts included in the consolidated statements of operations and in other comprehensive income (OCI) in 2012, 2011 and 2010 are summarized in the following tables:

	Year Ended December 31, 2012
(Dollars in thousands)	Amount of pre-tax gain (loss) recognized in OCI (Effective Portion)	Classification of gain (loss) reclassified from AOCI into earnings (Effective Portion)	Amount of pre-tax gain (loss) reclassified from AOCI into earnings (Effective Portion)
Derivatives in cash flow hedging relationships:
Interest rate swap	$(1,263)	Interest on junior subordinated debt	$(613)
	Classification of gain (loss) recognized in earnings		Amount of pre-tax gain (loss) recognized in earnings
Derivatives not designated as hedging instruments:
Forward sale agreements	Mortgage banking income		$137
Written interest rate options (locks)	Mortgage banking income		662
Total			$799

	Year Ended December 31, 2011
(Dollars in thousands)	Amount of pre-tax gain (loss) recognized in OCI (Effective Portion)	Classification of gain (loss) reclassified from AOCI into earnings (Effective Portion)	Amount of pre-tax gain (loss) reclassified from AOCI into earnings (Effective Portion)
Derivatives in cash flow hedging relationships:
Interest rate swap	$(3,171)	Interest on junior subordinated debt	$(520)
	Classification of gain (loss) recognized in earnings		Amount of pre-tax gain (loss) recognized in earnings
Derivatives not designated as hedging instruments:
Forward sale agreements	Mortgage banking income		$188
Written interest rate options (locks)	Mortgage banking income		(188)
Total			$—

	Year Ended December 31, 2010
(Dollars in thousands)	Amount of pre-tax gain (loss) recognized in OCI (Effective Portion)	Classification of gain (loss) reclassified from AOCI into earnings (Effective Portion)	Amount of pre-tax gain (loss) reclassified from AOCI into earnings (Effective Portion)
Derivatives in cash flow hedging relationships:
Interest rate swap	$817	Interest on junior subordinated debt	$—
	Classification of gain (loss) recognized in earnings		Amount of pre-tax gain (loss) recognized in earnings
Derivatives not designated as hedging instruments:
Forward sale agreements	Mortgage banking income		$502
Written interest rate options (locks)	Mortgage banking income		12
Total			$514

Net settlement payments of $612 thousand were made in 2012 and $496 thousand were made in 2011 to the swap counterparty. The Company estimates that approximately $167 thousand will be recognized as a charge to interest expense during the first quarter of 2013 related to the swap. The Company expects approximately $656 thousand related to future swap settlements to be recognized as a charge to interest expense over the next twelve months.

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 22:  Summarized Financial Information of First M & F Corporation

Summarized financial information of First M & F Corporation (parent company only) is as follows:

STATEMENTS OF CONDITION

(Dollars in thousands)	2012	2011
Assets

Cash	$2,309	$976
Restricted interest bearing balances	1,973	1,861
Securities available for sale	1,520	1,505
Investment in banking subsidiary	144,179	137,470
Investment in statutory trust	928	928
Other assets	3,859	3,035
	$154,768	$145,775
Liabilities and Stockholders’ Equity

Note payable	$2,792	$3,292
Junior subordinated debt	30,928	30,928
Other liabilities	2,605	1,959
Stockholders’ equity	118,443	109,596
	$154,768	$145,775

STATEMENTS OF OPERATIONS

(Dollars in thousands)	2012	2011	2010
Income:
Dividends received from banking subsidiary	$4,500	$2,650	$2,200
Dividends received from statutory trust	17	27	60
Equity in undistributed earnings of banking subsidiary	3,492	2,738	3,215
Interest on investment securities	19	45	—
Other income	4	5	10
Total income	8,032	5,465	5,485
Expenses:
Interest on other borrowings	124	146	84
Interest on junior subordinated debentures	1,177	1,335	1,992
Other expenses	336	206	224
Total expenses	1,637	1,687	2,300
Income before income taxes	6,395	3,778	3,185
Income tax benefit	590	595	826
Net income	$6,985	$4,373	$4,011

FIRST M&F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 22:  (Continued)

STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)	2012	2011	2010
Net income	$6,985	$4,373	$4,011
Other comprehensive income (loss):
Unrealized gains on securities available for sale	12	2	—
Unrealized gains (losses) on cash flow hedges	(407)	(1,662)	512
Equity in other comprehensive income of subsidiary	2,694	643	(642)
Other comprehensive income (loss)	2,299	(1,017)	(130)
Total comprehensive income	$9,284	$3,356	$3,881

STATEMENTS OF CASH FLOWS

(Dollars in thousands)	2012	2011	2010
Cash flows from operating activities:
Net income	$6,985	$4,373	$4,011
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of banking subsidiary	(3,492)	(2,738)	(3,215)
Other, net	(572)	(608)	(879)
Net cash provided by (used in) operating activities	2,921	1,027	(83)
Cash flows from investing activities:
Purchases of securities available for sale	(1,496)	(1,500)	—
Sales of securities available for sale	1,500	—	—
Net cash provided by (used in) investing activities	4	(1,500)	—
Cash flows from financing activities:
Increase (decrease) in note payable	(500)	(125)	1,500
Cash dividends	(980)	(968)	(1,751)
Tax benefits on share-based transactions	—	2	—
Net cash used in financing activities	(1,480)	(1,091)	(251)
Net increase (decrease) in cash	1,445	(1,564)	(334)
Cash at January 1	2,837	4,401	4,735
Cash at December 31	$4,282	$2,837	$4,401

Note 23:  Subsequent Event

On February 6, 2013, First M&F Corporation (First M&F) and Renasant Corporation (Renasant) entered into an Agreement and Plan of Merger providing for the merger of First M&F with and into Renasant, with Renasant the surviving corporation in the merger, and the merger of Merchants and Farmers Bank with and into Renasant Bank, with Renasant Bank the surviving banking corporation. If the merger is completed, holders of First M&F's common stock will receive 0.6425 of a share of Renasant common stock in exchange for each share of First M&F common stock held immediately prior to the merger, subject to the payment of cash in lieu of fractional shares. First M&F will hold a special shareholder meeting in which holders of First M&F common stock will be asked to vote to adopt and approve the merger agreement. Consummation of the merger is contingent upon regulatory and both First M&F and Renasant shareholder approval and other closing conditions.

FIRST M&F CORPORATION AND SUBSIDIARY

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company conducted an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act). As of December 31, 2012 the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, on a timely basis.

There have been no changes to the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Design and Evaluation of Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company included a report of management’s assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2012. Management’s report is included on page 51 in the section, Financial Statements and Supplementary Data of this Annual Report on Form 10-K, under the heading “Management’s Annual Report on Internal Control Over Financial Reporting” and is hereby incorporated by reference.

OTHER INFORMATION

None.

FIRST M&F CORPORATION AND SUBSIDIARY

PART III

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors, executive officers and corporate governance of the registrant is incorporated by reference and contained in the proxy material on Page 3 and following.

The following information concerns the employment history of executive officers for the last five (5) years.

Name	Five Year Employment History
Hugh S. Potts, Jr. (age 68)	Chairman of the Board and CEO, First M&F Corporation and M&F Bank since 1994
John G. Copeland (age 60)	EVP & Chief Financial Officer, First M&F Corporation and M&F Bank since May 2004
Jeffrey B. Lacey (age 50)	President & Chief Banking Officer, M&F Bank since December 2008; Branch President, M&F Bank from March 2002 through December 2008
Eric K. Hanbury (age 40)
EVP & Chief Credit Officer, M&F Bank since August 30, 2011; Senior Vice President - Regional Credit Officer of Northern Mississippi, Alabama and Florida from December 2008 to August 2011; Branch President, M&F Bank from July 2005 to December 2008

Barry S. Winford (age 46)
EVP - Corporate Banking, M&F Bank since August 30, 2011; EVP & Chief Credit Officer, M&F Bank from February 17, 2009 to August 30, 2011; President, Community Church Capital from May 2008 through December 2008; President, Therizo Capital from October 2006 through December 2008

Grover C. Kinney, III (age 52)	EVP - Retail Banking, M&F Bank since September 2011; EVP - Region I, M&F Bank from December 2008 to August 2011; EVP - Chief Deposit Officer, M&F Bank prior to December 2008
Samuel B. Potts (age 34)
Senior Vice President - Corporate Planning, Performance & Risk Management, M&F Bank since March 2012; Vice President - Corporate Planning, Performance & Risk Management, M&F Bank from July 2008 to March 2012; Vice President - Commercial Lending, M&F Bank from March 2004 to July 2008

The Company's Board of Directors has adopted a Code of Ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions. A copy of this Code of Ethics can be found at the Company's investor relations website at the Code of Ethics listing at http://www.fmfcinvestor.com/governance-documents. The Company intends to disclose any amendments to its Code of Ethics, and any waiver from a provision of the Code of Ethics granted to the Company's principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, on the Company's website within five business days following such amendment or waiver. The information contained on or connected to the Company's website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

As a CDCI/TARP recipient the Company is required to have an Excessive Expenditure Policy. Such a policy was adopted by the Company’s Board of Directors on October 5, 2009 and is posted on the Company's investor relations website at the FMFC Excessive Expenditures Policy listing at http://www.fmfcinvestor.com/governance-documents.

EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated by reference and contained in the proxy material on Page 18 and following.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is incorporated by reference and contained in the proxy material on Page 12 and following.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions and director independence is incorporated by reference and contained in the proxy material on Pages 14 and 15.

PRINCIPAL ACCOUNTING FEES AND SERVICES
(Last Two Fiscal Years)

Information concerning principal accounting fees and services, as well as information concerning the Company’s audit committee pre-approval policies and procedures, is incorporated by reference and contained in the proxy material on Page 16.

FIRST M&F CORPORATION AND SUBSIDIARY

PART IV
EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Exhibits

The following financial statements included under the heading "Financial Statements and Supplementary Data" are included in this report:

(a)	Management’s Annual Report on Internal Control Over Financial Reporting

(b)	Report of Independent Registered Public Accounting Firm

(c)	Consolidated Statements of Condition – December 31, 2012 and 2011

(d)	Consolidated Statements of Operations – Years Ended December 31, 2012, 2011 and 2010

(e)	Consolidated Statements of Comprehensive Income – Years Ended December 31, 2012, 2011 and 2010

(f)	Consolidated Statements of Stockholders’ Equity – Years Ended December 31, 2012, 2011 and 2010

(g)	Consolidated Statements of Cash Flows – Years Ended December 31, 2012, 2011 and 2010

(h)	Notes to Consolidated Financial Statements

The following exhibits have been filed with the Securities and Exchange Commission and are available upon written request:

2.1
Agreement and Plan of Merger by and among Renasant Corporation, Renasant Bank, First M&F Corporation and Merchants and Farmers Bank dated as of February 6, 2013. Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 11, 2013.

3.1	Articles of Incorporation of the Registrant. Incorporated herein by reference to Exhibit 3 to the Company’s Form S-1 (File No. 33-08751) September 15, 1986.

3.2	Amended and Restated Articles of Incorporation of the Registrant. Incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K filed on March 14, 2012.

3.3	By-laws of the Registrant, as amended. Filed as Exhibit 3-b to the Company's Form S-1 (File No. 33-08751) September 15, 1986, incorporated herein by reference.

3.4	Amended and Restated Bylaws of the Registrant. Incorporated herein by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K filed on March 14, 2012.

4.1	Warrant to Purchase up to 513,113 Shares of Common Stock of the Registrant. Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2009.

10.1	First M&F Corporation 2005 Equity Incentive Plan. Filed as Appendix A to the Company’s Proxy Statement, March 15, 2005, incorporated herein by reference.

10.2	Merchants and Farmers Bank Profit and Savings Plan, as amended. Filed as Exhibit 10(B) to the Company’s Form 10-Q on August 9, 2005, incorporated herein by reference.

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

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

FIRST M&F CORPORATION AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST M & F CORPORATION

BY:	/s/ Hugh S. Potts, Jr.
Hugh S. Potts, Jr.
Chairman of the Board and
Chief Executive Officer

DATE:	March 8, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Hugh S. Potts, Jr.
DATE:	March 8, 2013	Hugh S. Potts, Jr., Director
Chairman of the Board
Chief Executive Officer
(principal executive officer)

/s/ Eddie J. Briggs
DATE:	March 8, 2013	Eddie J. Briggs, Director

/s/ Hollis C. Cheek
DATE:	March 8, 2013	Hollis C. Cheek, Director

/s/ Jon A. Crocker
DATE:	March 8, 2013	Jon A. Crocker, Director

/s/ James D. Frerer
DATE:	March 8, 2013	James D. Frerer, Director

/s/ K. Michael Heidelberg
DATE:	March 8, 2013	K. Michael Heidelberg, Director

/s/ Jeffrey B. Lacey
DATE:	March 8, 2013	Jeffrey B. Lacey, Director
President &
Chief Banking Officer

/s/ John Clark Love, III
DATE:	March 8, 2013	John Clark Love, III, Director

/s/ Michael L. Nelson
DATE:	March 8, 2013	Michael L. Nelson, Director

/s/ Otho E. Pettit, Jr.
DATE:	March 8, 2013	Otho E. Pettit, Jr., Director

/s/ Samuel B. Potts
DATE:	March 8, 2013	Samuel B. Potts, Director
Senior Vice President

/s/ Julie B. Taylor
DATE:	March 8, 2013	Julie B. Taylor, Director

FIRST M&F CORPORATION AND SUBSIDIARY

/s/ Lawrence D. Terrell
DATE:	March 8, 2013	Lawrence D. Terrell, Director

/s/ Lawrence D. Terrell, Jr.
DATE:	March 8, 2013	Lawrence D. Terrell, Jr., Director

/s/ James I. Tims
DATE:	March 8, 2013	James I. Tims, Director

/s/ Scott M. Wiggers
DATE:	March 8, 2013	Scott M. Wiggers, Director

/s/ John G. Copeland
DATE:	March 8, 2013	John G. Copeland
EVP & Chief Financial Officer
(principal financial officer)

/s/ Robert C. Thompson, III
DATE:	March 8, 2013	Robert C. Thompson, III
VP – Accounting Policy
(principal accounting officer)

FIRST M&F CORPORATION AND SUBSIDIARY

EXHIBIT INDEX

2.1
Agreement and Plan of Merger by and among Renasant Corporation, Renasant Bank, First M&F Corporation and Merchants and Farmers Bank dated as of February 6, 2013. Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on February 11, 2013.

3.1	Articles of Incorporation of the Registrant. Incorporated herein by reference to Exhibit 3 to the Company's Form S-1 (File No. 33-08751) September 15, 1986.

3.2	Amended and Restated Articles of Incorporation of the Registrant. Incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K filed on March 14, 2012.

3.3	By-laws of the Registrant, as amended. Filed as Exhibit 3-b to the Company’s Form S-1 (File No. 33-08751) September 15, 1986, incorporated herein by reference.

3.4	Amended and Restated Bylaws of the Registrant. Incorporated herein by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K filed on March 14, 2012.

4.1	Warrant to Purchase up to 513,113 Shares of Common Stock of the Registrant. Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2009.

10.1	First M&F Corporation 2005 Equity Incentive Plan. Filed as Appendix A to the Company’s Proxy Statement, March 15, 2005, incorporated herein by reference.

10.2	Merchants and Farmers Bank Profit and Savings Plan, as amended. Filed as Exhibit 10(B) to the Company’s Form 10-Q on August 9, 2005, incorporated herein by reference.

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

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.