Form 10-Q
period 2013-03-31
FIRST M&F CORP/MS
filed 2013-05-10
CIK 320387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2013 Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number 000-09424

FIRST M&F CORPORATION
(Exact name of registrant as specified in its charter)

MISSISSIPPI (State or other jurisdiction of Incorporation or organization)	64-0636653 (I.R.S. Employer Identification Number)

134 West Washington Street, Kosciusko, Mississippi (Address of principal executive offices)	39090 (Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Common stock, $5 par value	9,233,917 Shares
Title of Class	Shares Outstanding at April 30, 2013

FIRST M&F CORPORATION

FORM 10-Q

FIRST M & F CORPORATION AND SUBSIDIARY

PART I: FINANCIAL INFORMATION

Item 1 – Financial Statements (Unaudited)

Consolidated Statements of Condition

(Dollars in thousands)
	March 31, 2013	December 31, 2012

	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$32,543	$54,811
Interest bearing bank balances	31,590	94,313
Federal funds sold	10,000	10,000
Securities available for sale, amortized cost of $370,679 and $341,273	377,051	348,562
Loans held for sale	17,573	21,014
Loans, net of unearned income	987,657	975,473
Allowance for loan losses	(18,269)	(17,492)
Net loans	969,388	957,981
Bank premises and equipment	36,871	37,264
Accrued interest receivable	5,863	5,683
Other real estate	24,820	25,970
Other intangible assets	4,053	4,159
Bank owned life insurance	23,395	23,222
Other assets	17,373	18,704
	$1,550,520	$1,601,683
Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing deposits	$252,453	$276,295
Interest-bearing deposits	1,100,322	1,126,380
Total deposits	1,352,775	1,402,675
Federal funds purchased and repurchase agreements	2,250	3,720
Other borrowings	34,877	36,007
Junior subordinated debt	30,928	30,928
Accrued interest payable	628	661
Other liabilities	8,291	9,249
Total liabilities	1,429,749	1,483,240
Commitments and contingencies
Stockholders’ equity:
Preferred stock; 2,000,000 shares authorized; 30,000 shares issued and outstanding	19,212	18,865
Common stock of $5.00 par value; 50,000,000 shares authorized: 9,233,917 and 9,230,799 shares issued and outstanding	46,170	46,154
Additional paid-in capital	32,497	32,469
Nonvested restricted stock awards	325	244
Retained earnings	21,185	19,180
Accumulated other comprehensive income	1,382	1,531
Total equity	120,771	118,443
	$1,550,520	$1,601,683

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations
(Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended
	March 31
	2013	2012
Interest income:
Interest and fees on loans	$12,698	$14,158
Interest on loans held for sale	56	173
Taxable investments	1,231	1,490
Tax-exempt investments	352	318
Federal funds sold	6	15
Interest bearing bank balances	58	51
Total interest income	14,401	16,205
Interest expense:
Deposits	1,516	2,513
Federal funds purchased and repurchase agreements	4	6
Other borrowings	371	451
Junior subordinated debt	283	271
Total interest expense	2,174	3,241
Net interest income	12,227	12,964
Provision for loan losses	1,280	2,280
Net interest income after provision for loan losses	10,947	10,684
Noninterest income:
Deposit account income	2,371	2,457
Mortgage banking income	1,291	567
Agency commission income	820	829
Trust and brokerage income	160	140
Bank owned life insurance income	160	187
Other income	884	650
Securities gains, net	16	591
Total noninterest income	5,702	5,421
Noninterest expenses:
Salaries and employee benefits	6,362	6,863
Net occupancy expenses	865	908
Equipment expenses	432	463
Software and processing expenses	356	362
Telecommunication expenses	217	245
Marketing and business development expenses	241	237
Foreclosed property expenses	588	1,456
FDIC insurance assessments	348	514
Intangible asset amortization	106	107
Other expenses	3,424	2,831
Total noninterest expenses	12,939	13,986
Income before income taxes	3,710	2,119
Income tax expense	1,112	512
Net income	$2,598	$1,607
Dividends and accretion on preferred stock	497	463
Net income applicable to common stock	$2,101	$1,144
Net income allocated to common shareholders	$2,020	$1,139
Earnings per share:
Basic	$0.22	$0.12
Diluted	$0.22	$0.12

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Comprehensive Income
(Unaudited)

(Dollars in thousands)	Three Months Ended
	March 31
	2013	2012
Net income	$2,598	$1,607
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized gains (losses) on securities available for sale arising during the period, net of tax of $339 and $156 for the three months ended March 31	(572)	269
Unrealized gains on other-than-temporarily impaired securities available for sale arising during the period, net of tax of $3 and $20 for the three months ended March 31	7	33
Reclassification adjustment for gains on securities available for sale included in net income, net of tax of $6 and $220 for the three months ended March 31	(10)	(371)
Unrealized losses net of settlements on cash flow hedge arising during the period, net of tax of $33 and $40 for the three months ended March 31	55	66
Defined benefit pension plans:
Amortization of actuarial loss, net of tax of $220 and $199 for the three months ended March 31	371	335
Other comprehensive income (loss)	(149)	332
Total comprehensive income	$2,449	$1,939

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity
Three Months Ended March 31, 2013 and 2012
(Unaudited)

(Dollars in thousands, except per share data)
	Preferred Stock	Common Stock	Additional Paid-In Capital	Nonvested Restricted Stock Awards	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
January 1, 2012	$17,564	$45,775	$31,895	$674	$14,456	$(768)	$109,596
Net income	—	—	—	—	1,607	—	1,607
Cash dividends ($.01 per share)	—	—	—	—	(92)	—	(92)
7,785 shares granted to directors	—	39	(6)	—	—		33
Dividends and accretion on preferred stock	313	—	—	—	(463)	—	(150)
Share-based compensation expense recognized	—	—	3	26	—	—	29
Net change	—	—	—	—	—	332	332
March 31, 2012	$17,877	$45,814	$31,892	$700	$15,508	$(436)	$111,355
January 1, 2013	$18,865	$46,154	$32,469	$244	$19,180	$1,531	$118,443
Net income	—	—	—	—	2,598	—	2,598
Cash dividends ($.01 per share)	—	—	—	—	(96)	—	(96)
3,118 shares granted to directors	—	16	27	—	—	—	43
Dividends and accretion on preferred stock	347	—	—	—	(497)	—	(150)
Share-based compensation expense recognized	—	—	1	81	—	—	82
Net change	—	—	—	—	—	(149)	(149)
March 31, 2013	$19,212	$46,170	$32,497	$325	$21,185	$1,382	$120,771

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)	Three Months Ended
	March 31
	2013	2012
Cash flows from operating activities:
Net income	$2,598	$1,607
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	125	62
Amortization of pension costs	541	505
Depreciation and amortization	574	583
Provision for loan losses	1,280	2,280
Net investment amortization	1,143	1,014
Net change in unearned fees/deferred costs on loans	(88)	(238)
Capitalized dividends on FHLB stock	(2)	(7)
Gain on securities available for sale	(16)	(591)
Gain on loans held for sale	(1,164)	(525)
Other real estate losses	418	1,223
Other asset sales losses	69	66
Deferred income taxes	1,112	510
Originations of loans held for sale, net of repayments	(45,423)	(30,473)
Sales proceeds of loans held for sale	48,116	26,226
(Increase) decrease in:
Accrued interest receivable	(180)	24
Cash surrender value of bank owned life insurance	(160)	(187)
Other assets	105	(343)
Increase (decrease) in:
Accrued interest payable	(33)	(155)
Other liabilities	(903)	(196)
Net cash provided by operating activities	8,112	1,385
Cash flows from investing activities:
Purchases of securities available for sale	(56,442)	(97,327)
Sales of securities available for sale	6,141	33,982
Maturities of securities available for sale	19,767	17,612
Purchases of loans held for investment	(561)	—
Net (increase) decrease in other loans held for investment	(10,475)	16,423
Net (increase) decrease in:
Interest bearing bank balances	62,724	(12,509)
Bank premises and equipment	(70)	(314)
Net purchases of bank owned life insurance	(14)	(9)
Proceeds from sales of other real estate and other repossessed assets, net of improvements	1,119	2,658
Net redemptions of FHLB stock	181	—
Net cash provided by (used in) investing activities	22,370	(39,484)

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)	Three Months Ended
	March 31
	2013	2012
Cash flows from financing activities:
Net increase (decrease) in deposits	$(49,904)	$39,040
Net decrease in short-term borrowings	(1,470)	(660)
Repayments of other borrowings	(1,130)	(1,327)
Common dividends paid	(96)	(92)
Preferred dividends paid	(150)	(150)
Net cash provided by (used in) financing activities	(52,750)	36,811
Net decrease in cash and due from banks	(22,268)	(1,288)
Cash and due from banks at January 1	54,811	39,976
Cash and due from banks at March 31	$32,543	$38,688
Supplemental disclosures:
Total interest paid	$2,208	$3,400
Total income taxes paid	—	186

Transfers of loans from held for sale to held for investment	1,833	1,997
Transfers of loans to foreclosed property	388	1,565
U. S. Treasury preferred dividend accrued but unpaid	75	75
Accretion on U. S. Treasury preferred stock	347	313

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 1:  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed balance sheet as of December 31, 2012, has been derived from audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements include all entities in which the Company has a controlling financial interest. Therefore, the condensed consolidated financial statements of First M & F Corporation include the financial statements of Merchants and Farmers Bank, a wholly owned subsidiary, and the Bank’s wholly owned subsidiaries, First M & F Insurance Company, Inc., M & F Financial Services, Inc., M & F Bank Securities Corporation, M & F Insurance Agency, Inc., M & F Insurance Group, Inc., and M & F Business Credit, Inc. The consolidated financial statements also include the Bank’s 55% ownership in MS Statewide Title, LLC, a title insurance agency. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

Reclassifications

Certain reclassifications have been made to the 2012 financial statements to be consistent with the 2013 presentation.

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

The Company monitors available credit on large lines to identify any off-balance sheet credit risks that may arise. Available credit lines are also taken into consideration for loans that are individually tested for impairment amounts. Any lines for which there is insufficient collateral or other sources of repayment will have impairment amounts accrued for deficiencies above the amount of the outstanding loan balance. The Company generally has the contractual right to suspend available credit on a commitment when a contractual default occurs. Available lines are generally suspended, except for the completion of construction projects, when loans are restructured. The Company did not have a liability accrued for any off-balance sheet credit risks at March 31, 2013 or December 31, 2012.

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 1:  (Continued)

Restricted Cash Balances

The Company has entered into an interest rate swap agreement designed to convert floating rate interest payments on subordinated debentures into fixed rate payments. The Company had pledged interest bearing bank balances as collateral to the interest rate swap counterparty in the amounts of $1.974 million at March 31, 2013 and $1.973 million at December 31, 2012.

The Company held $100 thousand in certificates of deposit and $401 thousand in other interest bearing bank balances at March 31, 2013 and $100 thousand in certificates of deposit and $401 thousand in other interest bearing bank balances at December 31, 2012 in commercial banks as compensating balances for a third party credit card originator and a third party debit card processor. The amounts are included in interest-bearing bank balances.

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at March 31, 2013, Using
	Assets/Liabilities Measured at Fair Value	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	March 31, 2013	(Level 1)	(Level 2)	(Level 3)
U.S. Government sponsored entities	$89,775	$—	$89,775	$—
Mortgage-backed investments	198,647	—	198,647	—
Obligations of states and political subdivisions	73,474	—	73,474	—
Collateralized debt obligations	956	—	—	956
Other debt securities	14,199	—	14,199	—
Total securities available for sale	$377,051	$—	$376,095	$956
Mortgage derivative assets	278	—	—	278
	$377,329	$—	$376,095	$1,234

Interest rate swap liability	$2,396	$—	$—	$2,396
Mortgage derivative liabilities	125	—	—	125
	$2,521	$—	$—	$2,521

		Fair Value Measurements at December 31, 2012, Using
	Assets/Liabilities Measured at Fair Value	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
U.S. Government sponsored entities	$72,615	$—	$72,615	$—
Mortgage-backed investments	190,563	—	190,563	—
Obligations of states and political subdivisions	71,461	—	71,461	—
Collateralized debt obligations	946	—	—	946
Other debt securities	12,977	—	12,977	—
Total available for sale securities	$348,562	$—	$347,616	$946
Mortgage derivative assets	317	—	—	317
	$348,879	$—	$347,616	$1,263

Interest rate swap liability	$2,484	$—	$—	$2,484
Mortgage derivative liabilities	126	—	—	126
	$2,610	$—	$—	$2,610

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

The following table reports the activity for the first three months of 2013 and 2012 in assets measured at fair value on a recurring basis using significant unobservable (Level 3) inputs.

(Dollars in thousands)	Three Months Ended
	March 31, 2013
	Collateralized Debt Obligations	Mortgage Derivatives	Interest Rate Swap
Beginning Balance	$946	$191	$(2,484)
Total gains or losses (realized/unrealized):
Other-than-temporary impairment included in earnings	—	—	—
Other-than-temporary impairment (included in) transferred from other comprehensive income	—	—	—
Other gains/losses included in other comprehensive income	10	—	(69)
Net swap settlement recorded	—	—	157
IRLC and FSA issuances	—	618	—
IRLC and FSA expirations and fair value changes included in earnings	—	(155)	—
IRLC transfers into closed loans/FSA transferred on sales	—	(501)	—
Ending Balance	$956	$153	$(2,396)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$—	$(157)

	Three Months Ended
(Dollars in thousands)	March 31, 2012
	Collateralized Debt Obligations	Mortgage Derivatives	Interest Rate Swap
Beginning Balance	$819	$(22)	$(1,834)
Total gains or losses (realized/unrealized):
Other-than-temporary impairment included in earnings	—	—	—
Other-than-temporary impairment (included in) transferred from other comprehensive income	—	—	—
Other gains/losses included in other comprehensive income	53	—	(40)
Net swap settlement recorded	—	—	146
IRLC and FSA issuances	—	(353)	—
IRLC and FSA expirations and fair value changes included in earnings	—	230	—
IRLC transfers into closed loans/FSA transferred on sales	—	226	—
Ending Balance	$872	$81	$(1,728)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$—	$(146)

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

The following table summarizes certain quantitative information about valuation techniques and significant unobservable inputs used in determining Level 3 fair value measurements at March 31, 2013:

	Fair Value at	Valuation	Unobservable		Weighted
(Dollars in thousands)	March 31, 2013	Techniques	Inputs	Range	Average
Collateralized debt obligations	$956	Discounted cash flow	Discount margin Default rates	15.00% - 20.00% 0.25% - 0.53%	17.27% .31%
Mortgage interest rate lock agreements	47	Discounted cash flow	Pull-through rates	85.00%	85.00%
Mortgage forward sale agreements	106	Consensus pricing	Pull-through rates	85.00%	85.00%
Interest rate swap	(2,396)	Discounted cash flow	Discount rate	.33% - .96%	0.55%

The following table summarizes certain quantitative information about valuation techniques and significant unobservable inputs used in determining Level 3 fair value measurements at December 31, 2012:

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

The following tables summarize assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	03/31/13 (a)	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$9,761	$—	$—	$9,761
Loan foreclosures	388	—	—	388
Other real estate	1,711	—	—	1,711

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

The following table summarizes certain quantitative information about valuation techniques and significant unobservable inputs used in determining Level 3 nonrecurring fair value measurements at March 31, 2013:

	Fair Value at	Valuation	Unobservable		Weighted
(Dollars in thousands)	March 31, 2013	Techniques	Inputs	Range	Average
Impaired loans	$9,761	Appraisals from comparable properties	Adjustments for market conditions since appraisal	$1 thousand - $170 thousand	$40 thousand
Loan foreclosures	388	Appraisals from comparable properties	Adjustments for market conditions since appraisal	$5 thousand - $110 thousand	$42 thousand
Other real estate	1,711	Appraisals from comparable properties	Adjustments for market conditions since appraisal	$5 thousand - $165 thousand	$46 thousand

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

The following table summarizes certain quantitative information about valuation techniques and significant unobservable inputs used in determining Level 3 nonrecurring fair value measurements at December 31, 2012:

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

The following table summarizes losses recognized related to nonrecurring fair value measurements of individual assets or portfolios:

	Three Months Ended
	March 31
(Dollars in thousands)	2013	2012
Impaired loans (a)	$683	$2,847
Loan foreclosures (b)	125	379
Other real estate (c)	228	1,100

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

Fair Value of Financial Instruments

The following tables present the carrying amounts and fair values of the Company’s financial instruments at March 31, 2013 and December 31, 2012:

			Fair Value Measurements at March 31, 2013, Using
	March 31, 2013		Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Carrying	Estimated
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and short-term investments	$74,133	$74,133	$74,133	$—	$—
Securities available for sale	377,051	377,051	—	376,095	956
Loans held for sale	17,573	17,682	—	—	17,682
Loans held for investment	969,388	876,285	—	—	876,285
Agency accounts receivable	155	155	155	—	—
Accrued interest receivable	5,863	5,863	13	1,742	4,108
Nonmarketable equity investments	2,022	2,022	—	—	2,022
Investments in unconsolidated VIEs	3,062	3,062	—	—	3,062
Mortgage derivative assets	278	278	—	—	278
Financial liabilities:
Noninterest-bearing deposits	252,453	252,453	252,453	—	—
NOW, MMDA and savings deposits	747,035	747,035	747,035	—	—
Certificates of deposit	353,287	358,614	—	—	358,614
Short-term borrowings	2,250	2,250	2,250	—	—
Other borrowings	34,877	36,019	—	—	36,019
Junior subordinated debt	30,928	26,232	—	—	26,232
Agency accounts payable	642	642	642	—	—
Accrued interest payable	628	628	31	—	597
Mortgage derivative liabilities	125	125	—	—	125
Other financial instruments:
Commitments to extend credit and letters of credit	(2)	(368)	—	—	(368)
Interest rate swap	(2,396)	(2,396)	—	—	(2,396)

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

			Fair Value Measurements at December 31, 2012, Using
	December 31, 2012		Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Carrying	Estimated
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and short-term investments	$159,124	$159,124	$159,124	$—	$—
Securities available for sale	348,562	348,562	—	347,616	946
Loans held for sale	21,014	21,398	—	—	21,398
Loans held for investment	957,981	860,071	—	—	860,071
Agency accounts receivable	151	151	151	—	—
Accrued interest receivable	5,683	5,683	7	1,682	3,994
Nonmarketable equity investments	2,201	2,201	—	—	2,201
Investments in unconsolidated VIEs	3,136	3,136	—	—	3,136
Mortgage derivative assets	317	317	—	—	317
Financial liabilities:
Noninterest-bearing deposits	276,295	276,295	276,295	—	—
NOW, MMDA and savings deposits	755,675	755,675	755,675	—	—
Certificates of deposit	370,705	377,459	—	—	377,459
Short-term borrowings	3,720	3,720	3,720	—	—
Other borrowings	36,007	37,441	—	—	37,441
Junior subordinated debt	30,928	25,795	—	—	25,795
Agency accounts payable	612	612	612	—	—
Accrued interest payable	661	661	23	—	638
Mortgage derivative liabilities	126	126	—	—	126
Other financial instruments:
Commitments to extend credit and letters of credit	(3)	(346)	—	—	(346)
Interest rate swap	(2,484)	(2,484)	—	—	(2,484)

The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

Cash and due from banks, interest-bearing deposits with banks and Federal funds sold are valued at their carrying amounts which are reasonable estimates of fair value due to the relatively short period to maturity of the instruments.

Securities available for sale are predominantly valued based on prices obtained from an independent nationally recognized pricing service and market yield matrices. An external pricing service is used to electronically provide prices by CUSIP number. These prices include exchange quoted prices, dealer quoted prices and prices derived from market yields published by specialized financial database providers. The price per instrument provided by the pricing service is used and not adjusted. Typically, all securities except for some small municipal issues and the collateralized debt obligations are priced by the primary external provider. For issues that are not priced by the primary provider, we use a third-party value provided by a broker-dealer affiliate of a correspondent bank. The broker-dealer’s valuation system uses prices provided by (1) the same external pricing service that the Company uses, (2) Standard & Poor’s, (3) matrix pricing with market yield inputs provided by Bloomberg and a municipal securities market data provider and (4) the broker-dealer’s trading staff. Any quotes provided by a broker-dealer are usually non-binding. However, the Company rarely uses solicited broker-dealer quotes to price any of its securities. The broker-dealer prices all municipal securities through its pricing matrix. At March 31, 2013, the only securities that were not priced by the primary provider were 10 municipal bonds representing 5 issuers and the collateralized debt obligations. The broker-dealer’s matrix prices were used for the municipal securities and a third-party provider’s modeled prices were used for the collateralized debt obligations (CDOs).

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

Short-term borrowings are highly liquid and therefore the net book value of the majority of these financial instruments approximates fair value due to the short-term nature of these items.

The fair value of other borrowings, which consist of Federal Home Loan Bank advances and borrowings from correspondent banks, is estimated by discounting the future cash flows using current market rates for borrowings of similar terms and maturities.

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

Note 3:  Investment Securities

The following is a summary of the amortized cost and fair value of securities available for sale at March 31, 2013 and December 31, 2012:

		Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
March 31, 2013:
U.S. Government sponsored entities	$88,904	$913	$42	$89,775
Mortgage-backed investments	193,714	5,076	143	198,647
Obligations of states and political subdivisions	70,950	2,940	416	73,474
Collateralized debt obligations	3,108	—	2,152	956
Other debt securities	14,003	212	16	14,199
	$370,679	$9,141	$2,769	$377,051
December 31, 2012:
U.S. Government sponsored entities	$71,645	$993	$23	$72,615
Mortgage-backed investments	185,317	5,324	78	190,563
Obligations of states and political subdivisions	68,445	3,170	154	71,461
Collateralized debt obligations	3,108	—	2,162	946
Other debt securities	12,758	219	—	12,977
	$341,273	$9,706	$2,417	$348,562

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 3:  (Continued)

Provided below is a summary of securities available for sale which were in an unrealized loss position and the length of time that individual securities have been in a continuous loss position at March 31, 2013 and December 31, 2012. Securities on which we have taken only credit-related other-than-temporary-impairment (OTTI) write-downs are categorized as being “less than 12 months” or “12 months or more” in a continuous loss position based on the point in time that the fair value declined to below the amortized cost basis and not the period of time since the OTTI write-down.

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2013:
U.S. Government sponsored entities	$7,956	$42	$—	$—	$7,956	$42
Mortgage-backed investments	25,397	143	—	—	25,397	143
Obligations of states and political subdivisions	16,089	410	324	6	16,413	416
Collateralized debt obligations	—	—	956	2,152	956	2,152
Other debt securities	1,257	16	—	—	1,257	16
	$50,699	$611	$1,280	$2,158	$51,979	$2,769
December 31, 2012:
U.S. Government sponsored entities	$5,478	$23	$—	$—	$5,478	$23
Mortgage-backed investments	13,866	77	880	1	14,746	78
Obligations of states and political subdivisions	11,015	154	—	—	11,015	154
Collateralized debt obligations	—	—	946	2,162	946	2,162
Other debt securities	—	—	—	—	—	—
	$30,359	$254	$1,826	$2,163	$32,185	$2,417

At March 31, 2013, there were 4 U.S. government sponsored entity securities with unrealized losses less than 12 months. There were 10 mortgage-backed securities with unrealized losses less than 12 months. There were 48 municipal securities with unrealized losses less than 12 months and 1 municipal security with an unrealized loss of more than 12 months. There was one corporate security with an unrealized loss of less than 12 months. The unrealized losses associated with the U.S. government sponsored entity, mortgage-backed and corporate securities were primarily driven by changes in market rates and not due to the credit quality of the securities. The municipal securities that were in unrealized loss positions for less than a year were in unrealized loss positions due primarily to fluctuations in interest rates and market liquidity. The one municipal security that was in an unrealized loss position for more than a year was a local university revenue bond that did not indicate any potential cash flow problems. A review of the municipal securities portfolio during 2012 did not indicate any credit deterioration.

There are five collateralized debt obligations that represent the majority of unrealized losses in the investment portfolio. These obligations are secured by commercial bank trust preferred securities. Management has evaluated these instruments for impairment as of each quarter end within the accounting guidelines for determining impairments for beneficial interests using the discounted cash flow approach prescribed, which required management to make assumptions concerning the estimates of the ultimate collectability of the contractual cash flows of the beneficial interests owned. Credit downgrades of the beneficial interests are also factored in when determining whether the impairments in these securities are other-than-temporary. The discounted cash flow estimates depend on the expected cash flows that the beneficial interest issuer will receive on its investments in the trust preferred securities (the CDO collateral) of the commercial bank investees. The ability of the banks that issued trust preferred securities to the beneficial interest issuer to pay their obligations is determined based on an analysis of the financial condition of the banks. Generally, the same factors that result in credit rating downgrades of the beneficial interests also result in negative adjustments to the expected cash flows of the underlying collateral. This analysis results in an estimate of the timing and amount of cash flows derived from a determination of how many would default on their obligations and how many would eventually pay off their obligations and the timing of those events. Those estimated cash flows would first pay off more senior beneficial interests if certain collateral coverage ratios are not maintained, with the remaining amounts eventually flowing through to the interests owned by the Company. Based on this type of analysis for each beneficial interest issuer, the cash flows of each of the five beneficial interests owned by the Company are projected and discounted to their present values and compared to the amortized cost book values of the interests. This analysis has resulted in other-than-temporary impairment (OTTI) conditions for all five of the securities since 2008. During the first quarters of 2012 and 2013, none of the securities incurred other-than-temporary impairments. Management believes that as the economy improves, the deferrals related to the CDO collateral will cure and provide enough cash flows to the CDOs for the Company to recover its adjusted book values.

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

	Three Months Ended
(Dollars in thousands)	March 31
	2013	2012
Beginning balance	$1,892	$1,863
OTTI credit losses on previously impaired securities	—	—
Ending balance	$1,892	$1,863

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

The following is a summary of gains and losses on securities available for sale:

	Three Months Ended
(Dollars in thousands)	March 31
	2013	2012
Proceeds from sales	$6,141	$33,982

Gross realized gains	54	682
Gross realized losses	38	91
Net gains from sales	$16	$591
Gross recognized losses related to the credit component of other-than-temporary impairments	$—	$—

Realized gains and losses on securities available for sale are determined using the specific amortized cost of the securities sold.

Securities with a carrying value totaling $248.844 million at March 31, 2013 and $207.088 million at December 31, 2012 were pledged to secure an interest rate swap, public deposits, short-term borrowings and for other purposes required or permitted by law.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 3:  (Continued)

The amortized cost and fair values of debt securities available for sale at March 31, 2013, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with, or without, call or prepayment penalties. Mortgage-backed securities receive monthly payments based on the cash flows of the underlying collateral. Therefore, their stated maturities do not represent the timing of principal amounts received and no maturity distributions are shown for these securities.

(Dollars in thousands)	Amortized Cost	Fair Value
One year or less	$25,986	$26,173
After one through five years	91,430	93,421
After five through ten years	46,356	47,297
After ten years	13,193	11,513
	176,965	178,404
Mortgage-backed investments	193,714	198,647
	$370,679	$377,051

Note 4:  Loans and Allowance for Loan Losses

The Bank's loan portfolio includes commercial, consumer, agricultural and residential loans originated primarily in its markets in central and north Mississippi, southwest Tennessee, central Alabama and the Florida panhandle. The following is a summary of the Bank's loans held for investment, net of unearned income of $530 thousand at March 31, 2013 and $736 thousand at December 31, 2012:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Construction and land development loans	$62,116	$58,745
Other commercial real estate loans	495,337	484,114
Asset-based loans	35,527	36,679
Other commercial loans	114,598	116,871
Home equity loans	39,047	37,736
Other 1-4 family residential loans	203,260	200,992
Consumer loans	37,772	40,336
Total loans	$987,657	$975,473

The Bank uses loans as collateral for borrowings at the Federal Reserve Bank and a Federal Home Loan Bank. Approximately $14.635 million and $16.703 million of commercial and consumer loans were pledged to a line of credit with the Federal Reserve Bank at March 31, 2013 and December 31, 2012 respectively. Approximately $103.412 million and $145.064 million of individual real estate-secured loans were pledged to the Federal Home Loan Bank at March 31, 2013 and December 31, 2012, respectively.

During the first quarter of 2013 the Company purchased $561 thousand in commercial real estate participations. No loan purchases were made during the first quarter of 2012.

During the first quarter of 2013 the Company transferred $1.833 million of mortgage loans from held-for-sale status into the portfolio of loans held for investment. During the first quarter of 2012 the Company transferred $1.997 million of mortgage loans from held-for-sale status into the portfolio of loans held for investment.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  (Continued)

The following table presents a summary of the past due status of all loans, including nonaccrual loans, by type at March 31, 2013:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
Construction and land development loans	$112	$14	$694	$820	$61,296	$62,116	$—
Other commercial real estate loans	865	454	1,464	2,783	492,554	495,337	19
Asset based loans	—	—	81	81	35,446	35,527	—
Other commercial loans	503	37	277	817	113,781	114,598	52
Home equity loans	458	—	—	458	38,589	39,047	—
Other 1-4 family residential loans	2,618	1,657	620	4,895	198,365	203,260	174
Consumer loans	206	44	52	302	37,470	37,772	23
Total	$4,762	$2,206	$3,188	$10,156	$977,501	$987,657	$268

The following table presents a summary of the past due status of all loans, including nonaccrual loans, by type at December 31, 2012:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
Construction and land development loans	$369	$26	$817	$1,212	$57,533	$58,745	$—
Other commercial real estate loans	1,255	294	3,647	5,196	478,918	484,114	66
Asset based loans	—	—	81	81	36,598	36,679	—
Other commercial loans	366	50	408	824	116,047	116,871	64
Home equity loans	49	—	31	80	37,656	37,736	31
Other 1-4 family residential loans	1,329	584	791	2,704	198,288	200,992	137
Consumer loans	217	60	23	300	40,036	40,336	23
Total	$3,585	$1,014	$5,798	$10,397	$965,076	$975,473	$321

Loans are placed into nonaccrual status when, in management's opinion, the borrowers may be unable to meet their payment obligations, which typically occurs when principal or interest payments are more than 90 days past due. The following table presents a summary of the nonaccrual status of loans by type at March 31, 2013 and December 31, 2012 and other nonperforming assets:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Construction and land development loans	$891	$817
Other commercial real estate loans	2,895	4,244
Asset based loans	81	81
Other commercial loans	612	694
Home equity loans	70	72
Other 1-4 family residential loans	2,684	1,524
Consumer loans	44	12
Total nonaccrual loans	$7,277	$7,444
Other real estate owned	24,820	25,970
Total nonperforming credit-related assets	$32,097	$33,414

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  (Continued)

The following table presents a summary of loans by credit risk rating at March 31, 2013.

(Dollars in thousands)
	Construction	Other Commercial Real Estate	Asset-Based	Other Commercial
10 and 20	$—	$—	$—	$10,972
30-32	44,247	409,985	25,155	95,857
40	7,754	59,427	10,283	6,578
50	9,515	25,925	89	1,121
60	600	—	—	70
Total	$62,116	$495,337	$35,527	$114,598

(Dollars in thousands)
	Home Equity	Other 1-4 Family	Consumer	Total
10 and 20	$—	$51	$12,544	$23,567
30-32	37,195	186,763	24,488	823,690
40	807	9,120	538	94,507
50	1,045	7,238	200	45,133
60	—	88	2	760
Total	$39,047	$203,260	$37,772	$987,657

The following table presents a summary of loans by credit risk rating at December 31, 2012.

(Dollars in thousands)
	Construction	Other Commercial Real Estate	Asset-Based	Other Commercial
10 and 20	$—	$—	$—	$10,329
30-32	41,560	394,904	25,830	101,937
40	6,847	62,387	10,572	3,253
50	9,738	26,823	277	1,280
60	600	—	—	72
Total	$58,745	$484,114	$36,679	$116,871

(Dollars in thousands)
	Home Equity	Other 1-4 Family	Consumer	Total
10 and 20	$—	$58	$13,161	$23,548
30-32	35,848	184,703	26,439	811,221
40	733	9,529	602	93,923
50	1,155	6,613	132	46,018
60	—	89	2	763
Total	$37,736	$200,992	$40,336	$975,473

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

The Company uses a five year average in calculating the historical loss rates that are applied to various risk pools of loans in determining the allowance for loan losses for loans not individually tested for impairment. This calculation is a straight historical average which naturally includes recent high-loss years. Management believes that the five year historical loss calculation will better reflect the risks inherent in the recent and current credit environment and that it is more appropriate than an even shorter historical period (e.g., three years) because a shorter period would too heavily weight improved periods and too quickly remove recent periods that included larger losses caused by factors that could still reasonably exist latent in the makeup of the loan class.

The Company uses environmental factors to adjust loss rates to reflect economic conditions and other circumstances that imply risk of loss in the current environment that is not necessarily reflected in the historical loss rates. At December 31, 2012 the Company adjusted the five year loss rates by an economic environmental factor based on recessionary conditions and an illiquid market for undeveloped real estate collateral. The loss rate applied to commercial real estate loans was adjusted upward by 15 basis points. The loss rate applied to commercial, agricultural and municipal loans was adjusted upward by 35 basis points given their dependency on cash flows which are at risk absent a growing economy.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  (Continued)

The following table summarizes loans that were individually reviewed for impairment allowances at March 31, 2013:

(Dollars in thousands)
	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance:
Construction and land development loans	$6,215	$8,569	$—
Other commercial real estate loans	19,213	19,656	—
Asset based loans	—	—	—
Other commercial loans	744	744	—
Home equity loans	1,045	1,045	—
Other 1-4 family residential loans	5,596	5,673	—
Consumer loans	150	153	—
Loans with a specific valuation allowance:
Construction and land development loans	$3,900	$3,900	$2,217
Other commercial real estate loans	12,502	13,913	2,351
Asset based loans	—	—	—
Other commercial loans	447	447	299
Home equity loans	—	—	—
Other 1-4 family residential loans	1,730	1,730	359
Consumer loans	52	52	52
Total:
Construction and land development loans	$10,115	$12,469	$2,217
Other commercial real estate loans	31,715	33,569	2,351
Asset based loans	—	—	—
Other commercial loans	1,191	1,191	299
Home equity loans	1,045	1,045	—
Other 1-4 family residential loans	7,326	7,403	359
Consumer loans	202	205	52

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  (Continued)

The following table summarizes the average recorded investment in impaired loans and the amount of interest income recognized for the first quarter of 2013:

(Dollars in thousands)	Average Investment In Impaired Loans	Interest Income Recognized
	Quarter-to-Date	Quarter-to-Date
Loans without a specific valuation allowance:
Construction and land development loans	$6,343	$68
Other commercial real estate loans	24,018	257
Asset based loans	—	—
Other commercial loans	942	12
Home equity loans	1,102	13
Other 1-4 family residential loans	6,226	57
Consumer loans	124	—
Loans with a specific valuation allowance:
Construction and land development loans	$3,893	$41
Other commercial real estate loans	12,346	147
Asset based loans	—	—
Other commercial loans	331	4
Home equity loans	—	—
Other 1-4 family residential loans	1,689	16
Consumer loans	42	1
Total:
Construction and land development loans	$10,236	$109
Other commercial real estate loans	36,364	404
Asset based loans	—	—
Other commercial loans	1,273	16
Home equity loans	1,102	13
Other 1-4 family residential loans	7,915	73
Consumer loans	166	1

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  (Continued)

The following table summarizes loans that were individually reviewed for impairment allowances at December 31, 2012:

(Dollars in thousands)
	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance:
Construction and land development loans	$6,903	$9,257	$—
Other commercial real estate loans	27,156	27,353	—
Asset based loans	—	—	—
Other commercial loans	1,093	1,254	—
Home equity loans	1,084	1,084	—
Other 1-4 family residential loans	6,577	6,687	—
Consumer loans	94	97	—
Loans with a specific valuation allowance:
Construction and land development loans	$3,435	$3,435	$2,036
Other commercial real estate loans	14,766	16,177	2,421
Asset based loans	—	—	—
Other commercial loans	259	259	209
Home equity loans	72	72	36
Other 1-4 family residential loans	1,920	1,920	496
Consumer loans	40	40	40
Total:
Construction and land development loans	$10,338	$12,692	$2,036
Other commercial real estate loans	41,922	43,530	2,421
Asset based loans	—	—	—
Other commercial loans	1,352	1,513	209
Home equity loans	1,156	1,156	36
Other 1-4 family residential loans	8,497	8,607	496
Consumer loans	134	137	40

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  (Continued)

The following table summarizes activity in the allowance for loan losses for the three months ended March 31, 2013 by loan category:

(Dollars in thousands)
	Construction	Other CRE	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of period	$4,909	$5,865	$3,266	$2,886	$566	$—	$17,492
Provision charged to expense	316	863	42	(4)	63	—	1,280
Losses charged off	—	(361)	(119)	(149)	(118)	—	(747)
Recoveries	34	33	110	18	49	—	244
Balance, end of period	$5,259	$6,400	$3,299	$2,751	$560	$—	$18,269
Ending balance:
Individually evaluated for impairment	$2,217	$2,351	$299	$359	$52	$—	$5,278
Ending balance:
Collectively evaluated for impairment	$3,042	$4,049	$3,000	$2,392	$508	$—	$12,991
Ending balance:
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—
Loans:
Ending balance	$62,116	$495,337	$150,125	$242,307	$37,772	$—	$987,657
Ending balance:
Individually evaluated for impairment	$10,115	$31,715	$1,191	$8,371	$202	$—	$51,594
Ending balance:
Collectively evaluated for impairment	$52,001	$463,622	$148,934	$233,936	$37,570	$—	$936,063
Ending balance:
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  (Continued)

The following table summarizes the balance in the allowance for loan losses at December 31, 2012 by loan category:

(Dollars in thousands)
	Construction	Other CRE	Commercial	Residential	Consumer	Unallocated	Total
Balance December 31, 2012	$4,909	$5,865	$3,266	$2,886	$566	$—	$17,492
Balance December 31, 2012:
Individually evaluated for impairment	$2,036	$2,421	$209	$532	$40	$—	$5,238
Balance December 31, 2012:
Collectively evaluated for impairment	$2,873	$3,444	$3,057	$2,354	$526	$—	$12,254
Balance December 31, 2012:
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—
Loans:
Balance December 31, 2012:	$58,745	$484,114	$153,550	$238,728	$40,336	$—	$975,473
Balance December 31, 2012:
Individually evaluated for impairment	$10,338	$41,922	$1,352	$9,653	$134	$—	$63,399
Balance December 31, 2012:
Collectively evaluated for impairment	$48,407	$442,192	$152,198	$229,075	$40,202	$—	$912,074
Balance December 31, 2012:
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Restructured loans are considered to be impaired loans. A troubled debt restructuring occurs when a creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. That concession either stems from an agreement between the creditor and the debtor or is imposed by law or a court. The following table presents information about the Company’s restructured loan portfolio as of March 31, 2013 and December 31, 2012:

(Dollars in thousands)	March 31, 2013		December 31, 2012
	Recorded Balance	Allowance	Recorded Balance	Allowance
Restructured loans with an allowance:
Construction and land development loans	$398	$170	$—	$—
Other commercial real estate loans	8,559	984	11,038	1,082
Other commercial loans	63	63	—	—
Other 1-4 family residential loans	59	9	59	12
Restructured loans without an allowance:
Construction and land development loans	1,310	—	1,719	—
Other commercial real estate loans	11,751	—	11,115	—
Other commercial loans	—	—	308	—
Other 1-4 family residential loans	565	—	571	—
Total restructured loans	$22,705	$1,226	$24,810	$1,094

At March 31, 2013, there were no available credit commitments for restructured loans. At December 31, 2012, there were no available credit commitments for restructured loans.

There were no loans restructured during the first quarter of 2013 or during the first quarter of 2012.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  (Continued)

There were no loans modified under the terms of a TDR that became 90 days or more delinquent or were foreclosed on during the three month period ended March 31, 2013, that were initially restructured within the prior twelve months.

The following table presents loans modified under the terms of a TDR that became 90 days or more delinquent or were foreclosed on during the three month period ended March 31, 2012, that were initially restructured within the prior twelve months:

(Dollars in thousands)	Three Months Ended March 31, 2012
	Number of Loans	Amortized Cost
Other commercial loans	1	335
Other 1-4 family residential loans	1	152
Total subsequent defaults	2	$487

The first quarter of 2012 defaults were subsequent 90 day delinquencies.

Note 5:  Other Intangible Assets

Following is a summary of intangible assets, net of accumulated amortization, included in the consolidated statements of condition:

Core Deposit Intangible
	Three Months Ended
(Dollars in thousands)	March 31
	2013	2012
Beginning Balance	$4,159	$4,586
Amortization expense	(106)	(107)
Ending Balance	$4,053	$4,479

Estimated future amortization expense
Remainder of 2013	$321
2014	427
2015	427
2016	427
2017	427
2018	427

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 6:  Borrowing Arrangements

The following is a summary of other borrowings at March 31, 2013 and December 31, 2012:

(Dollars in thousands)	March 31 2013	December 31 2012
Company’s line of credit in the amount of $5,000,000, maturing in June 2013; secured by approximately 51% of the Bank’s common stock; interest payable quarterly at the prime rate with a floor of 3.50%	$2,792	$2,792
Bank’s advances from Federal Home Loan Banks	32,085	33,215
	$34,877	$36,007
Company’s junior subordinated debentures, interest payable quarterly at 90-day LIBOR plus 1.33% through March 2036; currently redeemable	$30,928	$30,928

The Company’s revolving correspondent line of credit, as modified in March 2012, required three principal payments of at least $125 thousand each – one during the second, third and fourth quarters of 2012. The line of credit contains certain restrictive covenants related to capital ratios, asset quality, returns on average assets, dividends and supervisory actions by the Company’s regulators. The Company was in compliance with the covenants at March 31, 2013.

The Bank has advances and letters of credit from the Federal Home Loan Bank of Dallas (FHLB) collateralized by real estate-secured loans. The Bank must pledge collateral to obtain advances from the FHLB. Based on the amount of collateral pledged as of March 31, 2013 the Bank had approximately $40.318 million in available credit.

The Bank has a line of credit with the Federal Reserve Discount Window collateralized by commercial and consumer loans. The Bank had a line of credit of approximately $9.513 million at March 31, 2013, all of which was available.

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

Accretion of the discount associated with the preferred stock is recognized as an increase to preferred stock dividends in determining net income available to common shareholders. The discount on the Class B, Series CD Preferred Stock is being accreted over an eight year period using the effective yield method. The discount accretion recognized on the Class B, Series CD Preferred Stock was $313 thousand during the first three months of 2012. The discount accretion recognized on the Class B, Series CD Preferred Stock was $347 thousand during the first three months of 2013.

The following table summarizes preferred stock of the Company:

(Dollars in thousands)		Shares at		Shares at		Carrying Value
		March 31, 2013		December 31, 2012		March 31, 2013	December 31, 2012
	Rate	Authorized	Outstanding	Authorized	Outstanding
Class A	—	1,000,000	—	1,000,000	—	$—	$—
Class B:		1,000,000		1,000,000
Series A	5%		—		—	—	—
Series CD	2%		30,000		30,000	19,212	18,865
						$19,212	$18,865

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 8:  Pension and Other Employee Benefit Plans

As discussed in Note 18: Employee Benefit Plans, to the December 31, 2012 financial statements, the Bank has a defined benefit pension plan covering substantially all full time employees of the Bank and its subsidiaries. The following table provides a summary of the components of the unamortized pension costs recognized in stockholders’ equity as of March 31, 2013 and December 31, 2012:

(Dollars in thousands)	Balance	2013	Balance
	12/31/12	Amortization	03/31/13
Unamortized actuarial loss	$2,364	$(591)	$1,773
Deferred taxes	(882)	220	(662)
Net unamortized pension costs	$1,482	$(371)	$1,111

The following is a summary of the components of net periodic benefit costs for the three-month periods ended March 31, 2013 and 2012:

	Three Months Ended
(Dollars in thousands)	March 31
	2013	2012
Interest cost	$94	$102
Expected return on plan assets	(144)	(131)
Amortization of prior service costs	—	—
Recognized actuarial loss	591	534
Net pension cost	$541	$505

The Company made $118 thousand in contributions to the pension plan during the first three months of 2013. The Company made $56 thousand in contributions to the pension plan during the first three months of 2012. The Company expects to make approximately $294 thousand in contributions to the pension plan during the remainder of 2013.

The Company made $75 thousand in contributions to the ESOP and $184 thousand in matching contributions to the 401k plan during the first three months of 2013. The Company made $75 thousand in contributions to the ESOP and $164 thousand in matching contributions to the 401k plan during the first three months of 2012. The Company matches 60% of an employee's first 6% of salary deferral in the 401k plan for all employees with less than three years of credited service and 75% for employees with three years or more of credited service.

The Company has a nonqualified deferred compensation plan for certain senior officers. Participants deferred $22 thousand of compensation and received no distributions during the first three months of 2013. Participants deferred $21 thousand of compensation and received $8 thousand in distributions during the first three months of 2012. Employee benefit expenses include charges for earnings increases of $9 thousand for the first three months of 2013 and $34 thousand for the first three months of 2012. The plan incurred $1 thousand of expenses during the first three months of 2013 and $1 thousand during the first three months of 2012. Liabilities of the plan were $661 thousand at March 31, 2013 and $552 thousand at March 31, 2012, substantially all of which were vested.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 9:  Share-based Compensation

The Company uses the fair value method of accounting for stock-based compensation. The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model.

The following table is a summary of stock awards activity:

	2005 Plan					1999 Plan
		Restricted Stock		Stock Options		Stock Options
	Shares Available For Grant	Number of Shares	Weighted Average Grant Date Fair Value	Number Of Shares	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price
January 1, 2012	613,434	46,000	$17.032	17,800	$10.526	15,800	$16.018
Awards Granted	—	—	—	—	—	—	—
Vested	—	—	—	—	—	—	—
Forfeitures	—	—	—	—	—	—	—
Expired	—	—	—	—	—	—	—
March 31, 2012	613,434	46,000	$17.032	17,800	$10.526	15,800	$16.018
January 1, 2013	240,388	373,646	$4.510	17,200	$10.714	10,800	$17.590
Awards Granted	—	—	—	—	—	—	—
Vested	—	—	—	—	—	—	—
Forfeitures	—	—	—	—	—	—	—
Expired	—	—	—	—	—	—	—
March 31, 2013	240,388	373,646	$4.510	17,200	$10.714	10,800	$17.590
Shares exercisable at March 31, 2013		—	—	11,800	$13.055	10,800	$17.590

The Company estimates a forfeiture rate of 9.45% (1.89% annual rate) for stock options issued to employees and a forfeiture rate of 5.45% (1.09% annual rate) for stock options issued to directors in determining net compensation costs. At March 31, 2013, there were $1 thousand in unrecognized compensation costs related to stock option awards.

The Company issues restricted stock awards to certain executives and other key employees. The awards vest over periods of one to seven years and are forfeited in their entirety if the officer leaves the Company before the end of the vesting term. Dividends are paid quarterly to restricted stock grantees. In April 2012 the Company granted 298,746 shares of restricted stock to certain officers and other employees. Also during April 2012 the Company granted 81,900 shares of restricted stock to the directors of the Company who are not members of management. The April grants vest over a 5 year period and may be forfeited if the employee or director leaves before the completion of the vesting period. The 2012 stock grants do not contain any performance conditions. At March 31, 2013, there were $1.348 million in unrecognized compensation costs for all restricted stock grants. The unrecognized costs at March 31, 2013, are expected to be recognized over a weighted-average period of 4.03 years. The Company estimates that 4.00% (0.80% annual rate) of the employee shares and 2.00% (0.40% annual rate) of the director shares will be forfeited in determining net compensation expenses recognized. The restricted stock agreements have a change-in-control provision which would trigger immediate vesting of the shares and recognition of the remaining unrecognized compensation costs if the Company were to be acquired. This provision would be triggered if the proposed acquisition of the Company by Renasant Corporation is completed.

In July 2010 the Board of Directors approved the reservation of 1,000,000 shares of authorized, unissued shares for issuance in lieu of cash for directors’ fees earned for 2010 and beyond. All shares are issued at market value and provide a convenient way for directors to receive shares of the Company based on the amount of directors’ fees that would otherwise be paid. Directors individually elect a percentage of their compensation, not less than 50%, to be received in common stock with the balance of the fees being paid in cash each quarter. For the first quarter of 2013, 3,118 shares were issued to directors in lieu of fees.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 10:  Accumulated Other Comprehensive Income (Loss)

The following is a summary of the gross amounts of accumulated other comprehensive income (loss) and the related income tax effects:

(Dollars in thousands)	Gross	Tax	Net
March 31, 2013:
Net unrealized gain on securities available for sale	$8,524	$3,180	$5,344
Net unrealized loss on other-than-temporarily impaired securities available for sale	(2,152)	(803)	(1,349)
Net unrealized loss on cash flow hedge	(2,396)	(894)	(1,502)
Net unamortized pension costs	(1,773)	(662)	(1,111)
	$2,203	$821	$1,382
December 31, 2012:
Net unrealized gain on securities available for sale	$9,451	$3,525	$5,926
Net unrealized loss on other-than-temporarily impaired securities available for sale	(2,162)	(806)	(1,356)
Net unrealized loss on cash flow hedge	(2,484)	(927)	(1,557)
Net unamortized pension costs	(2,364)	(882)	(1,482)
	$2,441	$910	$1,531
March 31, 2012:
Net unrealized gain on securities available for sale	$7,036	$2,624	$4,412
Net unrealized loss on other-than-temporarily impaired securities available for sale	(2,265)	(845)	(1,420)
Net unrealized loss on cash flow hedge	(1,728)	(644)	(1,084)
Net unamortized pension costs	(3,738)	(1,394)	(2,344)
	$(695)	$(259)	$(436)

The following table summarizes the changes in the gross amounts for each component of other comprehensive income for the quarters ended March 31, 2013 and 2012.

(Dollars in thousands)	Available-for-Sale Securities Without Other-Than-Temporary Impairments	Available-for-Sale Securities With Other-Than-Temporary Impairments	Cash Flow Hedge	Defined Benefit Pension Plan
Balance, 12/31/12	$9,451	$(2,162)	$(2,484)	$(2,364)
Unrealized gains/losses arising during the period	(911)	10	(69)	—
Reclassifications from accumulated other comprehensive income	(16)	—	157	591
Net other comprehensive income	$(927)	$10	$88	$591
Balance, 03/31/13	$8,524	$(2,152)	$(2,396)	$(1,773)

Balance, 12/31/11	$7,202	$(2,318)	$(1,834)	$(4,272)
Unrealized gains/losses arising during the period	425	53	(40)	—
Reclassifications from accumulated other comprehensive income	(591)	—	146	534
Net other comprehensive income	$(166)	$53	$106	$534
Balance, 03/31/12	$7,036	$(2,265)	$(1,728)	$(3,738)

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 10:  (Continued)

The following table summarizes information concerning individual items reclassified out of each component of accumulated other comprehensive income for the quarters ended March 31, 2013 and 2012.

(Dollars in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income for the Quarter Ended (a)
Accumulated Other Comprehensive Income Components	March 31, 2013	March 31, 2012	Affected Line Item in the Statement of Operations
Securities available for sale:
Gains realized on sales of securities	$16	$591	Securities gains, net
	(6)	(220)	Income tax expense
	$10	$371	Net of tax

Cash flow hedge:
Reclassification of interest rate swap settlement	$(157)	$(146)	Interest expense on junior subordinated debt
	59	54	Income tax benefit
	$(98)	$(92)	Net of tax

Defined benefit pension plan:
Amortization of actuarial loss	$(591)	$(534)	(b)
	220	199	Income tax benefit
	$(371)	$(335)	Net of tax

(a) Positive amounts are credits/revenues and negative amounts are debits/expenses.

(b) This component is included in the computation of net periodic pension expense (see Note 8, Pension and Other Employee Benefit Plans) which is included in salaries and employee benefits expense.

Note 11:  Regulatory Matters

Federal banking regulations require that the Bank maintain certain cash reserves based on a percent of deposits. This requirement was $3.805 million at March 31, 2013 and $3.053 million at December 31, 2012. The reserve requirements were covered by vault cash of $11.490 million at March 31, 2013 and $11.543 million at December 31, 2012.

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

Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Total Capital and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined). Management believes, as of March 31, 2013, that all capital adequacy requirements have been met.

As of March 31, 2013, the most recent notification by the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 11:  (Continued)

The Company's and Bank's actual capital amounts and ratios as of March 31, 2013, and December 31, 2012, are also presented in the table:

(Dollars in thousands)	Actual		Minimum Capital		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2013:
Total capital (to risk weighted assets):
Company	$158,512	13.57%	$93,457	8.00%	$—	—%
Bank	156,161	13.40%	93,239	8.00%	116,548	10.00%
Tier I capital (to risk weighted assets):
Company	143,864	12.31%	46,728	4.00%	—	—%
Bank	141,547	12.14%	46,619	4.00%	69,929	6.00%
Tier I capital (to average assets):
Company	143,864	9.20%	62,560	4.00%	—	—%
Bank	141,547	9.09%	62,287	4.00%	77,859	5.00%
December 31, 2012:
Total capital (to risk weighted assets):
Company	$155,088	13.30%	$93,319	8.00%	$—	—%
Bank	153,091	13.15%	93,168	8.00%	116,459	10.00%
Tier I capital (to risk weighted assets):
Company	140,471	12.04%	46,660	4.00%	—	—%
Bank	138,497	11.89%	46,584	4.00%	69,876	6.00%
Tier I capital (to average assets):
Company	140,471	8.91%	63,087	4.00%	—	—%
Bank	138,497	8.83%	62,768	4.00%	78,460	5.00%

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

The Bank is required to obtain prior approval from its primary regulators – the Federal Deposit Insurance Corporation (FDIC) and the State of Mississippi Department of Banking and Consumer Finance (MDBCF) – to pay dividends to the Company.

Pursuant to its pending acquisition by Renasant Corporation, the Company may redeem its TARP Community Development Capital Initiative (CDCI) preferred stock and common stock warrant. The funds required to redeem the $30 million par value preferred stock and repurchase the warrant would be obtained from the Bank. Therefore, any such redemption and repurchase transaction will only occur if the Bank receives approval from the FDIC and MDBCF to pay a dividend to the Company in an amount sufficient to complete the transactions.

Under the terms of the Exchange Agreement related to the Company's participation in the TARP CDCI, the Company may not pay common dividends in excess of the current rate of $.01 per share per quarter ($.04 per share per year) through the earlier of September 2018 or the date the preferred stock is redeemed.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 12:  Income Taxes

Income tax expense was as follows:

	Three Months Ended
(Dollars in thousands)	March 31
	2013	2012
Current income tax expense	$—	$2
Deferred income tax expense	1,112	510
Total income tax expense	$1,112	$512

Net deferred tax assets totaled $9.685 million at March 31, 2013 and $10.533 million at December 31, 2012 and are included in other assets. Management has reviewed its deferred tax assets and determined that it is more likely than not that the deferred tax assets will be realized in the foreseeable future and therefore no valuation allowance has been accrued.

In connection with its previous net operating loss carryforwards and estimated $10.834 million in Federal taxable earnings for 2012, the Company had the following net operating losses and tax credits available for carryover for Federal income tax purposes at December 31, 2012:

(Dollars in thousands)
	Amount	Expiration Dates
Federal net operating loss from 2010	$291	2030
Mississippi net operating loss from 2009	5,110	2029
Mississippi net operating loss from 2010	4,707	2030
Alabama net operating loss from 2009	177	2029
Tennessee net operating loss from 2009	908	2029
Tennessee net operating loss from 2010	93	2030
Florida net operating loss from 2009	511	2029
Florida net operating loss from 2010	20	2030
Tax credits from 2008	26	2028
Tax credits from 2009	57	2029
Tax credits from 2010	203	2030
Tax credits from 2011	377	2031
Tax credits from 2012	356	2032
Alternative minimum tax credits from all years	739	indefinite lived

The Company was audited for the tax years of 2008 through 2010 by the Mississippi State Tax Commission. The audit was concluded in 2012 with additional taxes of $3 thousand owed.

The Company had no material recognized uncertain tax positions as of March 31, 2013 or December 31, 2012 and therefore did not have any tax accruals in 2013 or 2012 related to uncertain positions. The Company is no longer subject to Federal income tax examinations of tax returns filed for years before 2009.

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

The calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share were as follows:

	Three Months Ended
(Dollars in thousands, except per share data)	March 31
	2013	2012
Net income	$2,598	$1,607
Preferred dividends	497	463
Net income attributable to common stock	2,101	1,144
Net income allocated to common stockholders:
Distributed	93	92
Undistributed	1,927	1,047
	$2,020	$1,139
Weighted-average basic common and participating shares outstanding	9,605,103	9,202,476
Less: weighted average participating restricted shares outstanding	373,646	46,000
Weighted-average basic shares outstanding	9,231,457	9,156,476
Basic net income per share	0.22	0.12
Weighted-average basic common and participating shares outstanding	9,605,103	9,202,476
Add: share-based options and stock warrant	113,927	—
	9,719,030	9,202,476
Less: weighted average participating restricted shares outstanding	373,646	46,000
Weighted-average dilutive shares outstanding	9,345,384	9,156,476
Dilutive net income per share	0.22	0.12
Weighted-average shares of potentially dilutive instruments that are not included in the dilutive share calculation due to anti-dilutive effect:
Compensation plan-related stock options	19,600	33,600
Common stock warrant	—	513,113

Note 14:  Derivative Financial Instruments

In November 2010 the Company entered into an interest rate swap designed to hedge the interest cash flows of its junior subordinated debentures. The swap became effective on March 15, 2011, which is the date on which the junior subordinated debentures switched from a fixed interest rate to a floating interest rate. The maturity date of the swap is March 15, 2018. The Company expects the hedge to be highly effective and it is being accounted for as a cash flow hedge. The unrealized gains and losses of the interest rate swap are being recorded in accumulated other comprehensive income until the interest payment due dates when the balance remaining in other comprehensive income will be removed and charged or credited to interest expense. The swap is designed to make fixed rate payments at 3.795% to the counterparty and receive floating rate payments at three month LIBOR plus 1.33% from the counterparty. Government sponsored entity securities with a fair value of $1.518 million and cash of $1.974 million were pledged as collateral on the swap at March 31, 2013. Government sponsored entity securities with a fair value of $1.520 million and cash of $1.973 million were pledged as collateral on the swap at December 31, 2012.

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 14:  (Continued)

The following tables summarize the Company’s derivative positions:

	As of March 31, 2013
	Asset Derivatives			Liability Derivatives
(Dollars in thousands)	Balance Sheet Classification	Notional Amount	Fair Value	Balance Sheet Classification	Notional Amount	Fair Value
Derivatives designated in cash flow hedging relationships:
Interest rate swap	Other assets	$—	$—	Other liabilities	$30,000	$2,396
Derivatives not designated as hedging instruments:
Forward sale agreements	Other assets	12,384	173	Other liabilities	14,061	67
Written interest rate options (locks)	Other assets	5,814	105	Other liabilities	3,274	58
Total derivatives		$18,198	$278		$47,335	$2,521

	As of December 31, 2012
	Asset Derivatives			Liability Derivatives
(Dollars in thousands)	Balance Sheet Classification	Notional Amount	Fair Value	Balance Sheet Classification	Notional Amount	Fair Value
Derivatives designated in cash flow hedging relationships:
Interest rate swap	Other assets	$—	$—	Other liabilities	$30,000	$2,484
Derivatives not designated as hedging instruments:
Forward sale agreements	Other assets	21,925	168	Other liabilities	10,888	63
Written interest rate options (locks)	Other assets	8,641	149	Other liabilities	3,287	63
Total derivatives		$30,566	$317		$44,175	$2,610

Amounts included in the consolidated statements of operations and in other comprehensive income (OCI) in for the three month periods ending on March 31 of 2013 and 2012 are summarized in the following tables:

	Three Months Ended March 31, 2013
(Dollars in thousands)	Amount of pre-tax gain (loss) recognized in OCI (Effective Portion)	Classification of gain (loss) reclassified from AOCI into earnings (Effective Portion)	Amount of pre-tax gain (loss) reclassified from AOCI into earnings (Effective Portion)
Derivatives in cash flow hedging relationships:
Interest rate swap	$(69)	Interest on junior subordinated debt	$(157)
	Classification of gain (loss) recognized in earnings		Amount of pre-tax gain (loss) recognized in earnings
Derivatives not designated as hedging instruments:
Forward sale agreements	Mortgage banking income		$355
Written interest rate options (locks)	Mortgage banking income		108
Total			$463

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

A net settlement payment of $157 thousand was made to the swap counterparty on March 15, 2013. The Company estimates that approximately $501 thousand will be recognized as a charge to interest expense during the remainder of 2013 related to the swap. The Company expects approximately $665 thousand related to future swap settlements to be recognized as a charge to interest expense over the next twelve months.

The interest rate swap is subject to a master netting arrangement. The Company does not net its derivative positions with related collateral positions.

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

The Company is involved as a limited partner in two low income housing tax credit entities. The Company has determined that it is not the primary beneficiary of these partnerships because it does not have the power to direct the activities of the entity – primarily construction, renovation and property management – that most significantly impact the entity’s economic performance. The Company had a total investment and a total exposure of $2.134 million in these entities at March 31, 2013 and $2.208 million at December 31, 2012. The low income housing tax credit partnership investments are evaluated for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable.

Note 16:  Pending Merger

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

•
The actual results of the merger with Renasant could vary materially as a result of a number of factors, such as (1) a delay of the merger transaction due to litigation, (2) the possibility that various closing conditions for the merger transaction may not be satisfied or may require more time and resources than expected to satisfy and (3) the possibility that the Merger Agreement may be terminated.

Financial Summary

Net income for the first quarter of 2013 was $2.598 million, or $0.22 basic and diluted earnings per share as compared to net income of $1.607 million, or $0.12 basic and diluted earnings per share for the same period in 2012 and net income of $1.831 million or $0.14 basic and diluted earnings per share for the fourth quarter of 2012. The major factors contributing to the improvement in earnings for the first quarter of 2013 as compared to the first quarter of 2012 were (1) an increase of $724 thousand in mortgage revenues, (2) a $1 million decrease in the loan loss provisions and (3) a decrease in noninterest expenses highlighted by a decrease of $501 thousand in salaries and employee benefits, a $868 thousand decrease in foreclosure expenses and a $166 thousand decrease in FDIC insurance.

Highlights for the first three months of 2013 and 2012 are as follows:

•	Debit card revenues increased by 5.31% for the first quarter of 2013 from the first quarter of 2012

•	The net interest margin decreased to 3.53% in the first quarter of 2013 from 3.67% in the first quarter of 2012

•	Loans held for investment increased by $8.162 million from the March 31, 2012 balance

•	Nonaccrual loans were 0.72% of total loans at March 31, 2013 as compared to 1.45% at March 31, 2012

•	Annualized net charge-offs were 0.21% for the first quarter of 2013 as compared to 0.47% for the first quarter of 2012

•	As a result of branch closings and other cost-saving initiatives, full-time equivalent employees dropped from 460 employees at March 31, 2012 to 441 employees at March 31, 2013

•	On February 6, 2013 the Company entered into an agreement to be acquired by Renasant Corporation. The acquisition is expected to occur in the third quarter of 2013.

FIRST M & F CORPORATION

The following table shows the quarterly net loan, non-interest bearing deposit, and interest bearing deposit changes for the last five quarters:

(Net change, in thousands)

	Loans	Non-Interest Bearing Deposits	Interest Bearing Deposits
1st Qtr 2012	$(16,845)	$6,885	$32,160
2nd Qtr 2012	3,101	(2,458)	(46,712)
3rd Qtr 2012	4,731	(2,461)	(9,403)
4th Qtr 2012	(11,854)	42,611	10,590
1st Qtr 2013	12,184	(23,842)	(26,058)

The following table shows the quarterly net interest income, loan loss accruals, non-interest income and non-interest expense amounts for the last five quarters:

(Net amount, in thousands)

	Net Interest Income	Loan Loss Accruals	Non-Interest Income	Non-Interest Expense
1st Qtr 2012	$12,964	$2,280	$5,421	$13,986
2nd Qtr 2012	12,916	2,280	6,035	14,319
3rd Qtr 2012	12,872	1,980	5,607	14,060
4th Qtr 2012	12,641	1,980	5,735	13,913
1st Qtr 2013	12,227	1,280	5,702	12,939

The following table shows the components of pre-tax basic earnings per share for the last five quarters:

	1st Qtr 2013	4th Qtr 2012	3rd Qtr 2012	2nd Qtr 2012	1st Qtr 2012
Net interest income	$1.32	$1.37	$1.40	$1.41	$1.42
Loan loss expense	0.14	0.21	0.21	0.25	0.25
Noninterest income	0.62	0.62	0.61	0.66	0.59
Noninterest expense	1.40	1.51	1.53	1.56	1.53
Net income before taxes	$0.40	$0.27	$0.27	$0.26	$0.23

FIRST M & F CORPORATION

The following table shows performance ratios for the last five quarters:

	1st Qtr 2013	4th Qtr 2012	3rd Qtr 2012	2nd Qtr 2012	1st Qtr 2012
Net interest margin	3.53%	3.56%	3.73%	3.72%	3.67%
Efficiency ratio	71.25%	74.83%	75.21%	74.70%	75.18%
Return on assets	0.67%	0.46%	0.46%	0.45%	0.40%
Return on total equity	8.84%	6.19%	6.18%	6.27%	5.84%
Return on common equity	8.51%	5.40%	5.38%	5.46%	4.95%
Noninterest income to avg. assets	1.47%	1.44%	1.44%	1.54%	1.36%
Noninterest income to revenues (1)	31.40%	30.85%	29.99%	31.48%	29.14%
Noninterest expense to avg assets	3.34%	3.49%	3.62%	3.65%	3.50%
Salaries and benefits to total noninterest expense	49.17%	45.91%	49.07%	47.05%	49.07%
Nonaccrual loans to loans	0.72%	0.75%	0.62%	0.64%	1.45%
90 day past due loans to loans	0.03%	0.03%	0.04%	0.15%	0.02%
Annualized net charge offs as a percent of average loans	0.21%	0.46%	0.26%	1.26%	0.47%

(1)	Revenues equal tax-equivalent net interest income before loan loss expense, plus noninterest income.

The following table shows revenue related performance statistics for the last five quarters:

(Dollars in thousands)	1st Qtr 2013	4th Qtr 2012	3rd Qtr 2012	2nd Qtr 2012	1st Qtr 2012
Mortgage originations	$45,423	$54,602	$47,295	$38,693	$30,508
Trust revenues	50	44	43	46	41
Retail investment revenues	110	127	70	117	99
Revenues per FTE employee	40	40	40	41	40
Agency commissions per agency FTE employee (1)	24	22	27	22	22
(1) Agency commissions are property, casualty, life and health commissions produced by the insurance agency personnel.

The following table shows additional statistics for the Company at the end of the last five quarters:

	1st Qtr 2013	4th Qtr 2012	3rd Qtr 2012	2nd Qtr 2012	1st Qtr 2012
Full-time equivalent employees	441	456	466	468	460
Number of noninterest-bearing deposit accounts	32,830	32,495	32,475	32,469	32,556

FIRST M & F CORPORATION

Net Interest Income

Net interest income before loan loss expenses for the first quarter of 2013 was $12.227 million as compared to $12.964 million for the first quarter of 2012 and $12.641 million for the fourth quarter of 2012. For the first quarter of 2013 compared to the same quarter of 2012: earning asset yields decreased by 42 basis points, liability costs decreased by 29 basis points, the net interest spread decreased by 14 basis points and the net interest margin decreased by 14 basis points. For the first quarter of 2013 compared to the fourth quarter of 2012: earning asset yields decreased by 12 basis points, liability costs decreased by 11 basis points, the net interest spread decreased by 1 basis point and the net interest margin decreased by 3 basis points.

Balance sheet dynamics affecting the comparative net interest margins for the first quarter of 2013 compared to 2012 include (1) a decrease of .67% in average loans held for investment, (2) an increase in average loans held for investment as a percentage of earning assets from 68.07% in the first quarter of 2012 to 68.29% in the first quarter of 2013, (3) a decrease in average interest-bearing deposits of 5.82%, (4) a decrease in average other borrowings of 9.48% and (5) an increase in average noninterest-bearing deposits as a percentage of total assets from 14.04% in 2012 to 16.23% in 2013.

Balance sheet dynamics affecting the comparative net interest margins for the first quarter of 2013 compared to the fourth quarter of 2012 include (1) a decrease of .58% in average loans held for investment, (2) a decrease in average loans held for investment as a percentage of earning assets from 68.43% in the fourth quarter of 2012 to 68.29% in the first quarter of 2013, (3) a decrease in average interest-bearing deposits of .08%, (4) a decrease in average other borrowings of 2.68% and (5) a decrease in average noninterest-bearing deposits as a percentage of total assets from 16.77% in the fourth quarter of 2012 to 16.23% in the first quarter of 2013.

Yield and cost dynamics affecting the comparative net interest margins for the first quarter of 2013 compared to 2012 include (1) a decrease of 51 basis points in yields on loans held for investment and for sale, (2) a decrease of 18 basis points in investment and short-term funds yields, (3) a decrease of 30 basis points in costs of deposits and (4) a decrease of 2 basis points in costs of borrowings.

Yield and cost dynamics affecting the comparative net interest margins for the first quarter of 2013 compared to the fourth quarter of 2012 include (1) a decrease of 14 basis points in yields on loans held for investment and for sale, (2) an increase of 5 basis points in investment and short-term funds yields, (3) a decrease of 11 basis points in costs of deposits and (4) a decrease of 15 basis points in costs of borrowings.

Net interest income for the first quarter of 2013 was down as compared to the fourth quarter of 2012 as earning asset yields decreased by 12 basis points while liability costs decreased by 11 basis points and the net interest margin decreased by 3 basis points. Average earning assets decreased by $5.294 million while average interest-bearing liabilities decreased by $847 thousand. A primary contributor to the reduced net interest income was the loss of non-interest bearing deposit funding as the difference between average earning assets and average interest bearing liabilities decreased from $249.163 million to $244.716 million.

Net interest income for the first quarter for 2013 as compared to the first quarter of 2012 decreased by 5.68% due primarily to a decline in average earning assets and a decrease in the net interest margin from 3.67% to 3.53%. Average assets declined by $36.019 million, prompted by declines in deposit balances, while yields and costs continued to decline as a result of repricing activity in the declining rate environment. The yield curve continued to flatten over the course of 2012 as the spread between the 10-year and 2-year Treasury rates declined from 183 basis points in March 2012 to 170 basis points in March 2013. The Federal Reserve's monetary policy actions over the last 12 months have resulted in increased short-term rates and decreased long-term rates. This is beginning to result in a slow down in the declining trend of deposit costs and an acceleration in the decline in loan yields. This implies that loan volume growth will be of growing importance in the management of net interest income going forward. The strength of the economy, especially with respect to how it affects consumer spending and the ability of small businesses to grow, will be the primary driver of loan growth over the next year.

FIRST M & F CORPORATION

The following table shows the components of the net interest margin for the first quarters of 2013 and 2012 and the fourth quarters of 2012 and 2011:

	Yields/Costs		Yields/Costs
	1st Quarter, 2013	4th Quarter, 2012	1st Quarter, 2012	4th Quarter, 2011
Interest bearing bank balances	0.31%	0.23%	0.26%	0.33%
Federal funds sold	0.24	0.26	0.25	0.25
Taxable investments	1.61	1.59	2.00	1.81
Tax-exempt investments	5.16	5.45	5.83	5.94
Loans held for sale	1.65	2.98	3.06	2.98
Loans held for investment	5.28	5.44	5.80	5.79
Earning asset yield	4.15	4.27	4.57	4.68
Interest checking	0.22	0.34	0.46	0.47
Money market deposits	0.18	0.24	0.52	0.62
Savings deposits	0.80	0.89	0.99	1.05
Certificates of deposit	1.08	1.16	1.39	1.60
Short-term borrowings	0.31	0.57	0.48	0.53
Other borrowings	4.01	4.05	3.97	4.04
Cost of interest-bearing liabilities	0.74	0.85	1.03	1.20
Net interest spread	3.41	3.42	3.54	3.48
Effect of non-interest bearing deposits	0.13	0.16	0.16	0.19
Effect of leverage	(0.01)	(0.02)	(0.03)	(0.03)
Net interest margin, tax-equivalent	3.53	3.56	3.67	3.64
Less: Tax equivalent adjustments:
Investments	0.05	0.05	0.05	0.05
Loans	0.01	0.01	0.01	0.01
Reported book net interest margin	3.47%	3.50%	3.61%	3.58%

FIRST M & F CORPORATION

The following table shows average balance sheets for the first quarters of 2013 and 2012 and the fourth quarters of 2012 and 2011:

(Dollars in thousands)
	1st Quarter,	4th Quarter,	1st Quarter,	4th Quarter,
	2013	2012	2012	2011
Interest bearing bank balances	$76,526	$80,925	$79,212	$44,653
Federal funds sold	10,000	5,707	25,000	25,000
Taxable investments	309,373	303,164	299,622	283,986
Tax-exempt investments	44,187	38,464	34,969	33,923
Loans held for sale	13,770	25,194	22,729	20,516
Loans held for investment	977,198	982,894	983,800	993,869
Earning assets	1,431,054	1,436,348	1,445,332	1,401,947
Other assets	139,940	149,119	161,681	162,584
Total assets	$1,570,994	$1,585,467	$1,607,013	$1,564,531
Interest checking	$422,966	$392,825	$419,260	$369,789
Money market deposits	212,106	220,774	226,602	186,898
Savings deposits	118,719	118,852	120,835	118,833
Certificates of deposit	361,037	383,291	417,086	459,182
Short-term borrowings	5,337	3,447	5,054	4,809
Other borrowings	66,173	67,996	73,107	74,431
Interest-bearing liabilities	1,186,338	1,187,185	1,261,944	1,213,942
Noninterest-bearing deposits	254,957	265,925	225,610	231,926
Other liabilities	10,490	14,828	8,714	8,180
Stockholders’ equity	119,209	117,529	110,745	110,483
Liabilities and stockholders’ equity	$1,570,994	$1,585,467	$1,607,013	$1,564,531
Loans to earning assets	68.29%	68.43%	68.07%	70.89%
Loans to assets	62.20%	61.99%	61.22%	63.53%
Earning assets to assets	91.09%	90.59%	89.94%	89.61%
Noninterest-bearing deposits to assets	16.23%	16.77%	14.04%	14.82%
Equity to assets	7.59%	7.41%	6.89%	7.06%

FIRST M & F CORPORATION

Provision for Loan Losses

The accrual for the provision for loan losses for the first quarter of 2013 was $1.280 million as compared to $1.980 million for the fourth quarter of 2012 and $2.280 million for the first quarter of 2012. Net charge-offs were $503 thousand for the first quarter of 2013 as compared to $1.144 million for the fourth quarter of 2012 and $1.149 million for the first quarter of 2012. The allowance for loan losses as a percentage of loans was 1.85% at March 31, 2013, 1.79% at December 31, 2012, and 1.64% at March 31, 2012.

The provisions for loan loss accruals have decreased from the second quarter of 2012 through the first quarter of 2013 as net charge-offs have declined, substandard loans have declined and the loan portfolio has decreased. Nonaccrual loans since the second quarter of 2012 have been at their pre-2008 levels.

The Credit Risk Management section of this discussion provides further details on the allowance provisioning process.

Non Interest Income

Noninterest income, excluding securities transactions, was $5.686 million for the first quarter of 2013 as compared to $4.830 million for the same period in 2012 and $5.743 million in the fourth quarter of 2012. For the first quarter of 2013 as compared to the first quarter of 2012: (1) deposit revenues decreased by $86 thousand, (2) mortgage banking revenues increased by $724 thousand and (3) agency commissions decreased by $9 thousand. For the first quarter of 2013 as compared to the fourth quarter of 2012: (1) deposit revenues decreased by $215 thousand, (2) mortgage banking revenues decreased by $283 thousand and (3) agency commissions increased by $12 thousand.

The first quarter of 2013 showed a decrease of 3.50% from the first quarter of 2012 and a 8.31% decrease from the fourth quarter of 2012 in deposit revenues. Overdraft fee revenues, which comprise approximately 51% of deposit revenues, decreased by 8.99% from the first quarter of 2012 to the first quarter of 2013 and decreased by 14.23% from the fourth quarter of 2012 to the first quarter of 2013. Overdraft fees are per item charges applied to each check paid on an overdrawn account or returned. These revenue decreases are driven by customer preferences and economic conditions. Additionally, there were fewer business days of activity during the first quarter of 2013 than there were during the fourth quarter of 2012 or the first quarter of 2012. The per item fee is determined by the Company’s pricing committee and is based primarily on the competitive market prices as well as on costs associated with processing the items.

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

Debit card revenues increased by 5.31% from the first quarter of 2012 to the first quarter of 2013 and increased by .68% from the fourth quarter of 2012 to the first quarter of 2013. Revenues have leveled off since the second quarter of 2012 as the debit card customer base has become more seasoned and personal checking account growth has plateaued. The following table shows the components of deposit account income:

	Three Months Ended
(Dollars in thousands)	March 31
	2013	2012
Service charge revenues	$274	$286
Debit/ATM card revenues	892	847
Overdraft fee revenues	1,205	1,324
Service charges on deposit accounts	$2,371	$2,457

FIRST M & F CORPORATION

Mortgage banking income increased by 127.69% from the first quarter of 2012 to the first quarter of 2013 and decreased by 17.98% from the fourth quarter of 2012 to the first quarter of 2013. Mortgage originations increased by 48.89% from the first quarter of 2012 to the first quarter of 2013 and decreased by 16.81% from the fourth quarter of 2012 to the first quarter of 2013.

The following table summarizes certain performance metrics related to mortgage revenues:

(Dollars in thousands)
	1Q2013	1Q2012
Non-interest income:
Retail revenues	$713	$280
Selected non-interest expenses: (a)
Recourse expenses	2	6
Closing and shipping expenses	226	144
Origination-related expenses	228	150
Adjusted revenues	$485	$130

Retail originations	$24,029	$17,434
Retail sales	$24,460	$16,096

Adjusted revenues / dollar sales	1.98%	0.81%

Non-interest income:
Wholesale revenues	$577	$287
Selected non-interest expenses: (a)
Broker fees	271	203
Recourse expenses	1	—
Closing and shipping expenses	95	70
Origination-related expenses	367	273
Adjusted revenues	$210	$14

Wholesale originations	$21,394	$13,074
Wholesale sales	$22,492	$9,605

Adjusted revenues / dollar sales	0.93%	0.15%
(a) Selected noninterest expenses are those expenses related to mortgage closings, credit risk, and broker fees and discounts. They do not include originator, processor, or underwriter compensation costs.

Conventional 30-year mortgage rates moved up steadily by 22 basis points during the first quarter of 2013, ending the quarter at 3.57%. Rates were volatile during the first quarter of 2012 but ended relatively flat as compared to the beginning of the year. Mortgage origination activity remained strong during the first quarter of 2013 with approximately 67% being refinance activity. Management decided to exit the wholesale mortgage business at the end of the first quarter. Therefore, origination volumes are expected to decline due to the exit from this product origination channel.

Agency commission income decreased by 1.09% from the first quarter of 2012 to the first quarter of 2013 and increased by 1.49% from the fourth quarter of 2012 to the first quarter of 2013. Property and casualty commissions decreased by $11 thousand while life and health commissions increased by $3 thousand for the first quarter of 2013 as compared to the first quarter of 2012. Property and casualty commissions decreased by $8 thousand while life and health commissions increased by $21 thousand for the first quarter of 2013 as compared to the fourth quarter of 2012. Insurance commission volumes are expected to be influenced by the strength of the economy, competitive pricing pressures and sales efforts.

FIRST M & F CORPORATION

The Company had sales and calls of $2.998 million of U.S. government-sponsored entity (GSE) securities for a net gain of $2 thousand during the first quarter of 2013. The Company also had sales and calls of $3.127 million of municipal securities for a gain of $14 thousand during the first quarter of 2013. The Company had sales and calls of $15.851 million of GSE securities for a net loss of $20 thousand during the first quarter of 2012. The Company also had sales and calls of $17.115 million of mortgage-backed securities for net gains of $596 thousand during the first quarter of 2012. The Company also had sales and calls of $425 thousand of municipal securities for net gains of $15 thousand during the first quarter of 2012. The proceeds from the 2012 and 2013 sales were combined with other funds and reinvested into the portfolio.

The Company owns five separate beneficial interests in collateralized debt obligations that own bank trust preferred securities. These beneficial interests are tested for impairment on a quarterly basis. All of the beneficial interests have incurred other-than-temporary impairments since 2008. Three of the beneficial interests - Trapeza I, Trapeza II and Trapeza V - are deferring their interest payments and are in nonaccrual status. None of the beneficial interests failed impairment tests during the first quarter of 2012 or the first quarter of 2013. The total amount of interest that would have been earned by the securities that were in nonaccrual status during the first quarter of 2013 was $18 thousand and for the first quarter of 2012 was $24 thousand.

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

The following table summarizes certain financial information about the trust preferred security-backed CDOs at the balance sheet date:

As of March 31, 2013
(Dollars in thousands)
Name of Issuer	Class	Book Value	Fair Value	Unrealized Loss	Moody's Credit Rating	Number of Banks in Issuance	Deferrals and Defaults as a Percent of Collateral	Excess Subordination
Trapeza I 2002-1A	C1	$474	$159	$315	C	17	46.39%	—%
Trapeza II 2003-2A	C1	989	278	711	Ca	32	33.49%	—%
Tpref Funding II	B	684	219	465	Caa3	32	38.81%	—%
Trapeza V 2003-5A	C1	609	167	442	Ca	40	30.65%	—%
MM Community Funding IX	B1	352	133	219	Ca	29	39.29%	—%
		$3,108	$956	$2,152

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

Significant components of other income for the first quarter of 2013 and 2012 and the fourth quarter of 2012 and 2011 are contained in the following table:

(Dollars in thousands)	1Q2013	4Q2012	1Q2012	4Q2011
Agency profit-sharing revenues	$396	$—	$132	$—
Loan fees	102	73	178	90
Gains on disposals of branch properties	—	—	—	534
All other income	386	359	340	393
Total other income	$884	$432	$650	$1,017

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

FIRST M & F CORPORATION

The Company has a strategy to increase noninterest revenues as a proportion of total revenues over time. Noninterest revenues as a percentage of total revenues increased from 29.14% in the first quarter of 2012 to 31.40% in the first quarter of 2013, and increased from 30.85% in the fourth quarter of 2012 to 31.40% in the first quarter of 2013. Another metric that the Company monitors is revenues per full-time employee, which were approximately $40 thousand per employee for the first quarter of 2013, $40 thousand for the fourth quarter of 2012, $40 thousand for the first quarter of 2012 and $39 thousand for the fourth quarter of 2011. Insurance product revenues per producer increased to $24 thousand per producer for the first quarter of 2013 from $22 thousand per producer for the first quarter of 2012. Management’s strategic focus is to improve revenues generated per employee while maintaining stability in revenue growth by increasing the mix of noninterest revenues to total revenues.

Non Interest Expense

Noninterest expenses decreased by 7.49% from the first quarter of 2012 to the first quarter of 2013 and decreased by 7.00% from the fourth quarter of 2012 to the first quarter of 2013.

Salary and benefit expenses, which comprise approximately 49% of noninterest expenses, decreased by 7.30% from the first quarter of 2012 to the first quarter of 2013 and decreased by .39% from the fourth quarter of 2012 to the first quarter of 2013. The number of full-time equivalent employees was 441 at March 31, 2013, 456 at December 31, 2012, 460 at March 31, 2012, and 460 at December 31, 2011. The decrease in salary and benefit expenses from the first quarter of 2012 to the first quarter of 2013 was due primarily to a $522 thousand decrease in health care costs. The health care expense reduction was due to a reduction in the liability for expected claims as experience improved during the fourth quarter of 2012 and first quarter of 2013.

Foreclosed property expenses decreased from the first quarter of 2012 to the first quarter of 2013 due primarily to lower property costs and lower write-downs of properties. During the first quarter of 2013, the Company sold $1.309 million of properties as compared to $2.144 million for the fourth quarter of 2012 and $2.839 million for the first quarter of 2012. Management expects expenses and losses related to foreclosed properties to continue to decline as properties are disposed of over the next three to five years if there are no more significant real estate market declines.

The components of foreclosed property expenses for the first quarter of 2013 and 2012 and the fourth quarter of 2012 and 2011 are contained in the following table:

(Dollars in thousands)	1Q2013	4Q2012	1Q2012	4Q2011
Losses (gains) on sales of other real estate	$190	$(60)	$123	$338
Write-downs of other real estate	228	1,253	1,100	1,316
Other real estate expenses	178	94	304	520
Rental income on other real estate properties	(8)	(14)	(71)	(127)
Total foreclosed property expenses	$588	$1,273	$1,456	$2,047

FDIC insurance assessments decreased by 32.30% from the first quarter of 2012 to the first quarter of 2013 and decreased by 31.90% from the fourth quarter of 2012 to the first quarter of 2013. The primary cause of the expense decrease was an improvement in the Company's assessment rate category. During the fourth quarter of 2012 the Company was elevated to an improved risk category, resulting in an estimated 5 basis point decrease in the assessment rate. FDIC assessments declined from the fourth quarter of 2012 to the first quarter of 2013 as the decreased assessment rate was in effect for a full quarter.

Significant components of other expense for the first quarter of 2013 and 2012 and the fourth quarter of 2012 and 2011 are contained in the following table:

(Dollars in thousands)	1Q2013	4Q2012	1Q2012	4Q2011
Postage and shipping	$232	$224	$234	$210
Supplies	134	174	185	211
Legal expenses	209	263	292	392
Other professional expenses	402	268	334	285
Insurance expenses	284	282	275	285
Debit card processing expenses	194	278	205	193
Mortgage processing expenses	596	874	422	472
All other expenses	1,373	1,171	884	992
Total other expense	$3,424	$3,534	$2,831	$3,040

All other expenses for the first quarter of 2013 include $317 thousand related to the pending merger with Renasant Corporation.

FIRST M & F CORPORATION

Income Taxes

The average tax rate for the first three months of 2013 was 29.97% as compared to 24.16% for the first three months of 2012. The average tax rates reflect the tax benefits of tax-exempt municipal revenues and tax credit items available for those periods.

At March 31, 2013 the Company had a deferred tax asset of $9.685 million. At December 31, 2012, the Company had a current tax receivable of $175 thousand and a deferred tax asset of $10.533 million. The Company carried forward approximately $291 million in Federal net operating losses (NOLs) and approximately $9.817 million of Mississippi NOLs from its 2012 tax year. Management expects that the remaining net operating losses will be realized through carry-forwards within the next five years. The Company expects to utilize the tax benefits implicit in the deferred tax asset in the foreseeable future when (1) current tax benefits increase as losses are realized through loan charge-offs and collateral foreclosures and dispositions and (2) future earnings become sufficient to absorb the deductions. The following table shows the differences between actual income tax expense and expected income tax expense, listing significant items that affected the average tax rate for each period:

(Dollars in thousands)	Three Months Ended
	March 31
	2013	2012
Amount computed using the Federal statutory rates on income before taxes	$1,261	$720
Increase (decrease) resulting from:
State income tax expense, net of Federal effect	101	46
Tax exempt income, net of disallowed interest deduction	(128)	(120)
Life insurance income	(54)	(64)
Low income housing tax credits	(83)	(83)
Other, net	15	13
Total income tax expense	$1,112	$512

Assets and Liabilities

Assets decreased by 3.52% from March 31, 2012 to March 31, 2013, and decreased by 3.19% from December 31, 2012. Investments increased by 3.03% from March 31, 2012 to March 31, 2013, and increased by 8.17% from December 31, 2012.

The following table shows net changes in the major balance sheet categories for the quarter-to-date as of March 31, 2013 and 2012 and year-over-year for March 31, 2013:

	March 31, 2013	March 31, 2012	March 31, 2013
(Dollars in thousands)	Net Change	Net Change	Net Change
	QTD	QTD	Year-Over-Year
Cash and due from banks	$(22,268)	$(1,288)	$(6,145)
Interest-bearing bank balances and Federal funds sold	(62,723)	12,509	(35,310)
Securities available for sale	28,489	45,196	11,081
Loans held for sale	(3,441)	2,611	(11,111)
Loans held for investment	12,184	(16,845)	8,162
Allowance for loan losses	(777)	(1,131)	(2,185)
Other real estate	(1,150)	(2,316)	(9,816)
Other assets	(1,477)	(245)	(11,298)
Total assets	$(51,163)	$38,491	$(56,622)
Total deposits	(49,900)	39,045	(57,733)
Total borrowings	(2,600)	(1,988)	(8,284)
Other liabilities	(991)	(325)	(21)
Stockholders’ equity	2,328	1,759	9,416
Total liabilities and equity	$(51,163)	$38,491	$(56,622)

FIRST M & F CORPORATION

Deposits declined during the first quarter of 2013 primarily in noninterest-bearing deposits. The deposit declines were funded primarily from cash and interest-bearing bank balances. Loans held for investment grew during the first quarter with the largest contributors being construction loans which grew by $3.371 million and multifamily residential property loans which grew by $13.784 million. Other commercial real estate loans, commercial and industrial loans, and consumer loans declined. Other real estate continued to decline during the first quarter of 2013 as $1.309 million of properties were disposed of. Investment securities increased primarily in U.S. government-sponsored entity securities during the first quarter of 2013.

During the first quarter of 2012 deposit growth and decreases in the loan portfolio provided an influx of liquidity. Most of the increase in liquidity was moved into the investment portfolio, primarily in mortgage-backed securities and U.S. government-sponsored entity securities.

Loans as a percent of total assets were 63.70% at March 31, 2013, 60.90% at December 31, 2012, and 60.95% at March 31, 2012. Management projects that the commercial real estate loan portfolio will stabilize and begin to slowly grow over the next twelve months as foreclosures decrease and lending opportunities begin to emerge. Small business and consumer loan growth will depend on the momentum of economic growth.

The following table shows loans held for investment by type as March 31, 2013, December 31, 2012, and March 31, 2012:

(Dollars in thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Commercial real estate	$557,453	$542,859	$568,811
Residential real estate	203,260	200,992	188,891
Home equity lines	39,047	37,736	36,098
Commercial, financial and agricultural	150,125	153,550	144,319
Consumer	37,772	40,336	41,376
Total	$987,657	$975,473	$979,495
Mortgages held for sale	$17,573	$21,014	$28,684

Deposits decreased by 4.09% from March 31, 2012 to March 31, 2013, and decreased by 3.56% from December 31, 2012. The following table shows the breakdown by deposit category of core deposit and public funds deposit changes from December 31, 2012 to March 31, 2013:

	Core Customers		Public Funds		Total Deposits
(Dollars in thousands)	Increase (Decrease)		Increase (Decrease)		Increase (Decrease)
	Amt.	Pct.	Amt.	Pct.	Amt.	Pct.
Noninterest-bearing	$(21,104)	(7.90)%	$(2,738)	(29.81)%	$(23,842)	(8.63)%
NOW	(2,486)	(1.04)%	(1,599)	(0.87)%	(4,085)	(0.96)%
MMDA	(6,745)	(3.48)%	585	2.87%	(6,160)	(2.88)%
Savings	1,604	1.36%	1	0.40%	1,605	1.36%
Customer CDs	(12,570)	(3.66)%	16	0.14%	(12,554)	(3.54)%
Brokered CDs	(3,537)	(32.05)%	(1,327)	(26.77)%	(4,864)	(30.41)%
Total	$(44,838)	(3.82)%	$(5,062)	(2.21)%	$(49,900)	(3.56)%

A large fluctuation in one account moved core noninterest-bearing deposits during the first quarter. Noninterest-bearing deposits increased in number by 335 accounts, or 1.03%, influenced primarily by a first quarter business loan and deposit account incentive program. The decrease in certificates of deposit resulted primarily from the low interest rate environment as other products have become more attractive.

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

Noninterest-bearing deposits represented 18.66% of total deposits at March 31, 2013 as compared to 19.70% at December 31, 2012 and 16.92% at March 31, 2012.

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

FIRST M & F CORPORATION

The following table shows the deposit mix as of March 31, 2013, December 31, 2012, and March 31, 2012:

(Dollars in thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Noninterest-bearing demand	$252,453	$276,295	$238,603
NOW deposits	419,376	423,461	421,249
Money market deposits	207,931	214,091	222,016
Savings deposits	119,728	118,123	121,872
Certificates of deposit	342,158	354,712	390,705
Brokered certificates of deposit	11,129	15,993	16,063
Total	$1,352,775	$1,402,675	$1,410,508

The following table shows the mix of public funds deposits as of March 31, 2013, December 31, 2012, and March 31, 2012:

(Dollars in thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Noninterest-bearing demand	$6,448	$9,186	$9,656
NOW deposits	181,820	183,419	190,881
Money market deposits	20,988	20,403	17,957
Savings deposits	251	250	344
Certificates of deposit	11,187	11,171	12,948
Brokered certificates of deposit	3,630	4,957	4,711
Total	$224,324	$229,386	$236,497

Other borrowings decreased by $6.796 million from March 31, 2012 to March 31, 2013 and decreased by $1.130 million from December 31, 2012. The decreases in borrowings were primarily funded through liquidity provided by cash and interest-bearing bank balances. Amounts of borrowings maturing within one year increased from 54.12% of other borrowings at December 31, 2012 to 62.24% at March 31, 2013. Management intends to continue to allow its Federal Home Loan Bank borrowings to decrease as they mature while deposits are used as a primary source of funding.

Equity

Capital adequacy is continuously monitored by the Company to promote depositor and investor confidence and provide a solid foundation for future growth of the organization. The Company increased its capital position during 2012 and 2013 primarily through the retention of earnings. The Company reduced the quarterly dividend rate to $.01 per share beginning in the second quarter of 2009 after maintaining a $.13 per share quarterly dividend rate from the second quarter of 2005 through the first quarter of 2009. The Company is restricted from increasing the dividend rate until its Community Development Capital Initiative (CDCI) preferred stock is redeemed.

Average year-to-date equity to assets was 7.59% at March 31, 2013, 7.23% at December 31, 2012 and 6.89% at March 31, 2012. Total asset growth has been constrained since the 2009 losses as capital has been rebuilt over time. Corporate strategies have been dominated primarily by capital growth and preservation and secondarily by asset and deposit growth strategies.

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

On February 6, 2013 the Company entered into a merger agreement with Renasant Corporation in which the Company would merge with and into Renasant. Each share of the Company's common stock will be converted into .6425 of a share of Renasant common stock. The merger is subject to regulatory and shareholder approval and is expected to be completed during the third quarter of 2013.

FIRST M & F CORPORATION

The Company's CDCI preferred stock will be redeemed and common stock warrant owned by the U.S.Treasury will be repurchased by the Company or both will be purchased by Renasant as part of the merger transaction. The Company may redeem the CDCI preferred stock and repurchase the common stock warrant prior to the merger. The funding for such a transaction would be obtained as a special dividend from M&F Bank to the Company. Any dividend would require the approval of the Bank's state regulator and any redemption and repurchase of the preferred stock and common stock warrant would require the approval of the Federal Reserve.

The Company’s stock is publicly traded on the NASDAQ Global Select Market, also providing an avenue for additional capital if it is needed. The Company’s shares traded at a rate of approximately 10,500 shares per day during 2012. The stock’s closing price was $14.15 per share on March 31, 2013.

The Company’s and Bank’s regulatory capital ratios at March 31, 2013 were in excess of the minimum requirements and qualify the institution as “well capitalized” under the risk-based capital regulations.

The following table highlights certain regulatory capital ratios for the Company:

(Dollars in thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Tier 1 capital	$143,864	$140,471	$128,826
Total risk-based capital	158,512	155,088	143,395
Risk-weighted assets	1,168,212	1,166,489	1,164,034

Risk-based ratios:
Tier 1 capital	12.31%	12.04%	11.07%
Total risk-based capital	13.57%	13.30%	12.32%
Tier 1 leverage	9.20%	8.91%	8.08%

Total capital to assets ratio	7.79%	7.39%	6.93%

Interest Rate Risk and Liquidity Management

Interest rate sensitivity is a function of the repricing characteristics of the Company's portfolio of assets and liabilities. Interest rate sensitivity management focuses on repricing relationships of these assets and liabilities during periods of changing market interest rates. Management seeks to minimize the effect of interest rate movements on the volatility of net interest income. Responsibility for managing the Company’s program for controlling and monitoring interest rate risk and liquidity risk and for maintaining income stability, given the Company’s exposure to changes in interest rates, is vested in the asset/liability committee. Appropriate policy and guidelines, approved by the board of directors, govern these actions. Monitoring is primarily accomplished through monthly reviews and analysis of asset and liability repricing opportunities, market conditions and expectations for the economy. In addition to these monthly reviews, a quarterly sensitivity analysis is performed to determine the potential effects of changes in interest rates on the Company's net interest margin, net interest income and market value of equity. The Company generally designs strategies to keep the one-year change in net interest income no more than 10% lower than current levels based on interest rate shocks of 100 basis points down and 200 basis points up. The Committee also monitors all loan originations, excluding residential mortgages, with maturities of greater than five years. Management believes, at March 31, 2013, there is adequate flexibility to alter the current rate and maturity structures as necessary to minimize the exposure to changes in interest rates, should they occur. Although the Company has hedged it's floating rate subordinated debt, most interest rate risk mitigation strategies are carried out through pricing and product structures. The Company is currently in a positive gap position for assets and liabilities repricing within the next year. This generally means that for assets and liabilities maturing and repricing within the next 12 months, the Company is positioned for more assets to reprice than the amount of liabilities repricing.

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

Loans not individually tested for impairment allowances are grouped into risk-rated pools and evaluated based on historical loss experience. Additionally, in determining the allowances for pools of loans, management considers specific qualitative external credit risk factors (“environmental factors”) that may not be reflected in historical loss rates such as: (1) potential disruptions in the real estate market and their effect on real estate concentrations; (2) trends in loan to value exception rates; (3) general economic conditions, including extending or worsening recessionary pressures; (4) past due rates; and (5) reviews of underwriting standards in our various markets. These and other environmental factors are reviewed on a quarterly basis. The Company uses a five-year period in calculating average historical loss rates.

FIRST M & F CORPORATION

At the end of 2012, and continuing into the first quarter of 2013, the Company added environmental factors of approximately 15 basis points to the commercial real estate loan pool loss rate and added 35 basis points to the commercial loan pool loss rate for economic uncertainty in the market for undeveloped real estate and in the small business environment, reflecting slow sales growth in the Company's small business markets.

The Company experienced a large increase in the amount of past due and nonaccrual real estate-secured construction and commercial loans during 2008. The trend in nonaccrual and past due loans stabilized in the fourth quarter of 2009 and began its decline in 2011. Management addressed the problem of liquidating nonperforming loans by creating a special problem asset group within the organization in 2009, separate from the ongoing credit operations and lending activities of the Company. Problem loans, including large nonaccrual loans, were assigned to this group of specialists with the intent of liquidating the loans or their collateral in an orderly fashion. Nonaccrual loans have moved downward from their high of $74.420 million in the second quarter of 2009 and fallen to $7.277 million at March 31, 2013. Management has made much progress recently in improving the credit quality of the portfolio as substandard and loss loans have fallen from 5.88% of loans held for investment at March 31, 2012 to 4.65% at March 31, 2013. Construction and development substandard and loss loans decreased from 24.97% of their outstanding balances to 16.28% and other commercial real estate substandard and loss loans decreased from 6.02% of their outstanding balances to 5.23% during the same period. The portfolio clean-up since 2008 came at the expense of higher net charge-offs. However, during 2013 net charge-offs have been $503 thousand as compared to $1.149 million for the first quarter of 2012. Approximately 24.85% of the net charge-off activity in 2013 was related to foreclosure transactions. Approximately 32.99% of the net charge-offs for the first quarter of 2012 were related to foreclosure transactions.

The primary challenges during 2013 and beyond will be maintaining credit quality and liquidating foreclosed properties. The Company sold $1.309 million of foreclosed properties for $1.119 million during the first quarter of 2013. During the first quarter of 2012 $2.839 million of properties were sold for $2.716 million. Over the past twelve months $11.581 million of properties have been sold for approximately 93.15% of their book value. As sales outpaced foreclosure activity over the past twelve months and also during the first quarter of 2013, the Company faces the challenge of selling the remaining properties, with the most difficult task being the disposition of construction and land development properties which makes up over 75% of the balance of other real estate owned.

FIRST M & F CORPORATION

The following table shows the nonaccrual loan balance trend since 2009, indicating a significant drop in numbers of nonaccrual loans as well as a reduction in the number and balances of large nonaccrual loans:

(Dollars in thousands)	03/31/13	12/31/12	12/31/11	12/31/10	12/31/09
Construction and land development:
Total number	5	2	10	22	54
Total balance	$891	$817	$4,398	$13,993	$25,655
Number, $500 thousand or more	1	1	3	7	13
Balance, $500 thousand or more	$600	$600	$2,989	$10,553	$19,297

Other commercial real estate:
Total number	15	12	14	26	18
Total balance	$2,895	$4,244	$9,937	$13,027	$9,789
Number, $500 thousand or more	1	1	4	6	2
Balance, $500 thousand or more	$536	$2,322	$8,185	$10,152	$3,496

1-4 family residential:
Total number	31	21	28	40	57
Total balance	$2,754	$1,596	$1,896	$3,863	$4,490
Number, $500 thousand or more	—	—	—	1	1
Balance, $500 thousand or more	$—	$—	$—	$941	$1,024

Total real estate:
Total number	51	35	52	88	129
Total balance	$6,540	$6,657	$16,231	$30,883	$39,934
Number, $500 thousand or more	2	2	7	14	16
Balance, $500 thousand or more	$1,136	$2,922	$11,174	$21,646	$23,817

Commercial, financial & agricultural:
Total number	15	14	17	23	33
Total balance	$693	$775	$913	$2,151	$4,459
Number, $500 thousand or more	—	—	—	1	2
Balance, $500 thousand or more	$—	$—	$—	$784	$2,411

Consumer:
Total number	6	3	5	10	10
Total balance	$44	$12	$33	$93	$156
Number, $500 thousand or more	—	—	—	—	—
Balance, $500 thousand or more	$—	$—	$—	$—	$—

Total portfolio:
Total number	72	52	74	121	172
Total balance	$7,277	$7,444	$17,177	$33,127	$44,549
Number, $500 thousand or more	2	2	7	15	18
Balance, $500 thousand or more	$1,136	$2,922	$11,174	$22,430	$26,228

FIRST M & F CORPORATION

As the trend in nonaccrual real estate-secured loans has declined, individual impairment allowances have also declined since 2009. The following table shows a distribution of the totals for construction loans evaluated for impairment and the impairment allowances allocated to those loans at March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
(Dollars in thousands)	Loan Balance	Impairment Allowance	Loan Balance	Impairment Allowance
Non-accrual loans	$891	$28	$817	$—
Accruing loans with an allowance	3,806	2,189	3,435	2,036
Accruing loans without an allowance	5,418	—	6,086	—
Total	$10,115	$2,217	$10,338	$2,036

The following table shows a distribution of the totals for commercial real estate loans evaluated for impairment and the impairment allowances allocated to those loans at March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
(Dollars in thousands)	Loan Balance	Impairment Allowance	Loan Balance	Impairment Allowance
Non-accrual loans	$2,895	$329	$4,244	$443
Accruing loans with an allowance	11,533	2,022	11,711	1,978
Accruing loans without an allowance	17,287	—	25,967	—
Total	$31,715	$2,351	$41,922	$2,421

The following table shows the trend in credit quality related to the largest segments of the real estate loan portfolio:

(Dollars in thousands)	Outstanding Balances	Past Due 30-89 Days And Still Accruing	Past Due 90 Days Or More And Still Accruing	Nonaccrual	Year-To-Date Net Charge-Offs (Recoveries)
Construction and development loans:
03/31/13	$62,116	$112	$—	$891	$(34)
12/31/12	58,745	395	—	817	1,117
09/30/12	57,613	166	—	1,465	840
06/30/12	67,814	325	—	1,373	918
03/31/12	70,087	254	23	4,519	(263)
Loans secured by 1-4 family properties:
03/31/13	$242,307	$3,168	$174	$2,754	$131
12/31/12	238,728	1,962	168	1,596	788
09/30/12	234,825	2,275	77	1,467	241
06/30/12	226,110	2,232	81	1,864	241
03/31/12	224,989	2,810	87	2,352	(81)
Commercial real estate-secured loans:
03/31/13	$495,337	$1,018	$19	$2,895	$328
12/31/12	484,114	1,549	66	4,244	2,901
09/30/12	496,862	15,569	172	2,658	2,522
06/30/12	499,370	1,177	1,368	2,557	2,443
03/31/12	498,724	3,061	75	7,125	1,239

FIRST M & F CORPORATION

The following table shows overall statistics for non-performing loans and other assets of the Company:

(Dollars in thousands)	March 31	December 31	March 31
	2013	2012	2012
Nonaccrual loans	$7,277	$7,444	$14,604
Other real estate	24,820	25,970	34,636
Nonaccrual investment securities	604	733	646
Total non-performing assets	$32,701	$34,147	$49,886
Past due 90 days or more and still accruing interest	$268	$321	$245
Restructured loans (accruing)	21,657	21,800	19,077
Ratios:
Nonaccrual loans to loans	0.72%	0.75%	1.45%
Past due 90 day loans to loans	0.03%	0.03%	0.02%
Non-performing credit assets to loans and other real estate	3.12%	3.27%	4.72%
Non-performing assets to assets	2.11%	2.13%	3.10%

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

As the Company worked to reduce nonaccrual loan balances starting in 2009, a natural byproduct was an increase in real estate foreclosures. The slow economy and stagnant real estate markets have combined to impede the process of disposing of foreclosed properties. However, during 2012 and 2013 more properties were sold than were foreclosed on. The following table shows the activity in the other real estate properties and the progress to date:

	QTD	QTD
(Dollars in thousands)	March 31, 2013	March 31, 2012
Balance at beginning of period	$25,970	$36,952
Foreclosures	387	1,565
Third-party lien pay-offs	—	—
Improvements	—	58
Write downs	(228)	(1,100)
Properties sold	(1,309)	(2,839)
Balance at end of period	$24,820	$34,636

Construction properties are the largest segment of other real estate. These properties have been slow to move, as undeveloped properties have attracted very few interested buyers. The following table shows foreclosed real estate balances by type at March 31, 2013, December 31, 2012 and March 31, 2012:

(Dollars in thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Construction and land development	$18,683	$19,189	$22,435
Farmland	2,309	2,263	2,418
1-4 family residential	290	326	1,913
Multifamily residential	864	864	950
Nonfarm nonresidential	2,674	3,328	6,920
	$24,820	$25,970	$34,636

FIRST M & F CORPORATION

Off-Balance Sheet Arrangements

The Company’s primary off-balance sheet arrangements are in the form of loan commitments, operating lease commitments and an interest rate swap. At March 31, 2013, the Company had $146.442 million in unused loan commitments outstanding. Of these commitments, $96.337 million mature in one year or less. Lines of credit are established using the credit policy of the Company concerning the lending of money.

Letters of credit are used to facilitate a borrower’s business and are usually related to the acquisition of inventory or of assets to be used in the customer’s business. Letters of credit are generally secured and are underwritten using the same standards as traditional commercial loans. Most standby letters of credit expire without being presented for payment. However, the presentment of a standby letter of credit would create a loan receivable from the Bank’s loan customer. At March 31, 2013, the Company had $4.445 million in financial standby letters of credit issued and outstanding.

Liabilities of $2 thousand at March 31, 2013, and $2 thousand at March 31, 2012, were recognized in other liabilities related to the obligation to stand ready to perform related to standby letters of credit.

The Company makes commitments to originate mortgage loans that will be held for sale. The total commitments to originate mortgages to be held for sale were $9.088 million at March 31, 2013. These commitments are accounted for as derivatives and are marked to fair value with changes in fair value recorded in mortgage banking income. At March 31, 2013, mortgage origination-related derivatives with positive fair values of $105 thousand were included in other assets, and derivatives with negative fair values of $58 thousand were included in other liabilities.

The Company also engages in forward sales contracts with mortgage investors to purchase mortgages held for sale. Those forward sale agreements that have a determined price and expiration date are accounted for as derivatives and marked to fair value through mortgage banking income. At March 31, 2013, the Company had $26.445 million in locked forward sales agreements in place. Forward sale-related derivatives with positive fair values of $173 thousand were included in other assets, and derivatives with negative fair values of $67 thousand were included in other liabilities.

Mortgages that are sold generally have recourse obligations if any of the first four payments become past due over 30 days under certain investor contracts and over 90 days under other investor contracts. The Company may also be required to repurchase mortgages that do not conform to FNMA or FHA underwriting standards or that contain critical documentation errors or fraud. The Company only originates for sale mortgages that conform to FNMA and FHA underwriting guidelines. Mortgages sold that were still in the recourse period were $82.479 million at March 31, 2013. A recourse liability of $221 thousand was recorded for these mortgages as of March 31, 2013.

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

Fair value

Certain of the Company’s assets and liabilities are financial instruments carried at fair value. This includes securities available for sale, mortgage-related derivatives and interest rate swaps. Most of the assets and liabilities carried at fair value are based on either quoted market prices, market prices for similar instruments or market data for the instruments being valued. At March 31, 2013, approximately 1.1% of assets and liabilities measured at fair value were based on significant unobservable inputs.

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

Accounting Standards Update No. 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities." ASU 2011-11 requires the disclosure of both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing and lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU 2013-01, "Balance Sheet (Topic 210) - Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities," clarifies that ordinary trade receivables are not within the scope of ASU 2011-11. ASU 2011-11, as amended by ASU 2013-01, became effective for interim and annual periods beginning on January 1, 2013. Adoption of ASU 2011-11 did not have a material impact on the Company's financial position or results of operations.

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

Accounting Standards Update No. 2013-02, “Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." ASU 2013-02 requires disclosure of amounts reclassified out of accumulated other comprehensive income in their entirety, by component, on the face of the statement of operations or in the notes to the financial statements. Amounts that are not required to be classified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. ASU 2013-02 became effective prospectively for fiscal years and interim periods beginning on January 1, 2013. Adoption of ASU 2013-02 did not have a material impact on the Company's financial position or results of operations.

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

Item 4 - Controls and Procedures

The management of the Company conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2013. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2013.

There have been no changes to the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

FIRST M & F CORPORATION

PART II: OTHER INFORMATION

Item 1 - Legal Proceedings

The Company and its subsidiaries are defendants in various lawsuits arising out of the normal course of business. In the opinion of management, the ultimate resolution of these claims should not have a material adverse effect on the Company’s consolidated financial position or results of operations.

On March 5, 2013, a putative shareholder class action lawsuit, Zeng vs. Hugh S. Potts, Jr. et al., was filed in the United States District Court for the Northern District of Mississippi against the Company, the members of its board of directors, M&F Bank, Renasant Corporation and Renasant Bank. This lawsuit is purportedly brought on behalf of a putative class of holders of the Company's common stock and seeks a declaration that it is properly maintainable as a class action. The lawsuit alleges that the Company's directors breached their fiduciary duties and/or violated Mississippi law in connection with the merger with Renasant Corporation and Renasant Bank and that the Company, M&F Bank, Renasant Corporation and Renasant Bank aided and abetted those alleged breaches of fiduciary duty by, among other things, agreeing to consideration that undervalues the Company, agreeing to deal protection devices that preclude a fair sales process, and making inadequate disclosures to shareholders regarding the merger. Among other relief, the plaintiff seeks to enjoin the merger of the Company and M&F Bank with and into Renasant Corporation and Renasant Bank.

Also on March 5, 2013, the Company received a shareholder litigation demand letter from a shareholder alleging that members of the Company's board of directors breached their fiduciary duties in connection with the merger with Renasant Corporation and Renasant Bank and that the Company, M&F Bank, Renasant Corporation and Renasant Bank aided and abetted those alleged breaches of fiduciary duties. The demand letter asked the Company to remedy the alleged breaches of fiduciary duties prior to closing the merger. A draft complaint was attached to the demand letter proposed to be filed in the Circuit Court of Attala County, Mississippi, if the Company did not take the action requested in the demand letter. The draft complaint seeks, among other relief, to enjoin the merger. Under applicable Mississippi law, the Company has 90 days from March 5, 2013 to respond to the demand letter before any further action can be taken. On April 5, 2013, the alleged shareholder in the demand letter filed an Amended Shareholder Derivative Petition For Breaches of Fiduciary Duty with the Circuit Court of Attala County, Mississippi. The Amended Shareholder Derivative Petition For Breaches of Fiduciary Duty alleges, among other things, that irreparable harm to the shareholders will occur absent judicial relief. On April 30, 2013, the Plaintiff filed a Motion to Compel Limited Expedited Discovery, seeking multiple categories of documents and several depositions on an expedited basis. On May 10, 2013, the Defendants filed a Motion to Stay the derivative proceeding and their opposition to Motion for Expedited Discovery.

The Company believes the claims asserted are without merit and intends to vigorously defend against the lawsuit.

FIRST M & F CORPORATION AND SUBSIDIARY

Item 1A – Risk Factors

The following risk factors contain information concerning factors that could materially affect our business, financial condition or future results. The risk factors that are described below and that are discussed in Item 1A to Part 1 of the Company's annual report on Form 10-K for the year ended December 31, 2012 should be considered carefully in evaluating the Company's overall risk profile. Additional risks not presently known, or that we currently deem immaterial, also may have a material adverse affect on the Company's business, financial condition or results of operations.

Additional Risk Factors Relating to Pending Merger with Renasant

Certain of the Company's directors and executive officers have interests in the merger that may differ from the interests of the Company's shareholders including, if the merger is completed, the receipt of financial and other benefits.

The Company's executive officers and directors have interests in the merger that are in addition to, and may be different from, the interests of the Company's shareholders generally. These interests include acceleration of vesting and payouts of their First M&F Corporation equity compensation awards, the right to potentially receive cash severance payments and other benefits under executive change in control agreements and potential accelerated payouts of deferred compensation balances. Two directors, Hugh S. Potts, Jr. (who is the Company's Chief Executive Officer) and Hollis C. Cheek, will be appointed to Renasant's and Renasant Bank's respective boards of directors upon completion of the merger.

In addition, we anticipate that Mr. Potts will retire as an employee effective upon completion of the merger but immediately thereafter enter into a consulting arrangement with Renasant. Although no formal consulting agreement has been entered into at this time, it is expected that Mr. Potts will provide consulting services with respect to the integration of the Company into Renasant for a fee based on Mr. Potts' current annual base salary paid pro rata over the service period. The parties anticipate that this consulting arrangement will terminate at the end of 2013.

Pending litigation against the Company and the current members of the Company's board of directors could result in an injunction preventing completion of the merger or the payment of damages in the event the merger is completed.

On March 5, 2013, a putative shareholder class action lawsuit, Zeng vs. Hugh S. Potts, Jr. et al., was filed in the United States District Court for the Northern District of Mississippi against the Company, the members of its board of directors, M&F Bank, Renasant Corporation and Renasant Bank. This lawsuit is purportedly brought on behalf of a putative class of holders of the Company's common stock and seeks a declaration that it is properly maintainable as a class action. The lawsuit alleges that the Company's directors breached their fiduciary duties and/or violated Mississippi law in connection with the merger with Renasant Corporation and Renasant Bank and that the Company, M&F Bank, Renasant Corporation and Renasant Bank aided and abetted those alleged breaches of fiduciary duty by, among other things, agreeing to consideration that undervalues the Company, agreeing to deal protection devices that preclude a fair sales process, and making inadequate disclosures to shareholders regarding the merger. Among other relief, the plaintiff seeks to enjoin the merger of the Company and M&F Bank with and into Renasant Corporation and Renasant Bank.

Also on March 5, 2013, the Company received a shareholder litigation demand letter from a shareholder alleging that members of the Company's board of directors breached their fiduciary duties in connection with the merger with Renasant Corporation and Renasant Bank and that the Company, M&F Bank, Renasant Corporation and Renasant Bank aided and abetted those alleged breaches of fiduciary duties. The demand letter asked the Company to remedy the alleged breaches of fiduciary duties prior to closing the merger. A draft complaint was attached to the demand letter proposed to be filed in the Circuit Court of Attala County, Mississippi, if the Company did not take the action requested in the demand letter. The draft complaint seeks, among other relief, to enjoin the merger. Under applicable Mississippi law, the Company has 90 days from March 5, 2013 to respond to the demand letter before any further action can be taken. On April 5, 2013, the alleged shareholder in the demand letter filed an Amended Shareholder Derivative Petition For Breaches of Fiduciary Duty with the Circuit Court of Attala County, Mississippi. The Amended Shareholder Derivative Petition For Breaches of Fiduciary Duty alleges, among other things, that irreparable harm to the shareholders will occur absent judicial relief. On April 30, 2013, the Plaintiff filed a Motion to Compel Limited Expedited Discovery, seeking multiple categories of documents and several depositions on an expedited basis. On May 10, 2013, the Defendants filed a Motion to Stay the derivative proceeding and their opposition to Motion for Expedited Discovery.

One of the conditions to the closing of the merger is that no law, judgment, order, writ, decree or injunction shall have been enacted, entered, promulgated, or enforced by any Governmental Entity, including a court of competent jurisdiction, which prohibits the completion of the merger. If a plaintiff is successful in obtaining an injunction prohibiting the defendants from completing the merger, then such injunction may prevent the merger from becoming effective, or from becoming effective within the expected time frame. If completion of the merger is prevented or delayed, it could result in substantial costs to the Company and to Renasant. In addition, the Company and Renasant could incur costs associated with the indemnification of the Company's directors and officers.

FIRST M & F CORPORATION AND SUBSIDIARY

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

Date: May 10, 2013

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