Form 10-Q
period 2013-06-30
FIRST M&F CORP/MS
filed 2013-08-14
CIK 320387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2013 Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number 000-09424

FIRST M&F CORPORATION
(Exact name of registrant as specified in its charter)

MISSISSIPPI (State or other jurisdiction of Incorporation or organization)	64-0636653 (I.R.S. Employer Identification Number)

134 West Washington Street, Kosciusko, Mississippi (Address of principal executive offices)	39090 (Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Common stock, $5 par value	9,240,479 Shares
Title of Class	Shares Outstanding at July 31, 2013

FIRST M&F CORPORATION

FORM 10-Q

FIRST M & F CORPORATION AND SUBSIDIARY

PART I: FINANCIAL INFORMATION

Item 1 – Financial Statements (Unaudited)

Consolidated Statements of Condition

(Dollars in thousands)
	June 30, 2013	December 31, 2012

	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$51,293	$54,811
Interest bearing bank balances	133,333	94,313
Federal funds sold	10,000	10,000
Securities available for sale, amortized cost of $275,550 and $341,273	273,553	348,562
Loans held for sale	2,614	21,014
Loans, net of unearned income	967,013	975,473
Allowance for loan losses	(19,431)	(17,492)
Net loans	947,582	957,981
Bank premises and equipment	36,438	37,264
Accrued interest receivable	4,777	5,683
Other real estate	19,721	25,970
Other intangible assets	3,946	4,159
Bank owned life insurance	23,586	23,222
Other assets	20,962	18,704
	$1,527,805	$1,601,683
Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing deposits	$304,734	$276,295
Interest-bearing deposits	1,061,474	1,126,380
Total deposits	1,366,208	1,402,675
Federal funds purchased and repurchase agreements	1,994	3,720
Other borrowings	2,792	36,007
Junior subordinated debt	30,928	30,928
Accrued interest payable	482	661
Other liabilities	8,828	9,249
Total liabilities	1,411,232	1,483,240
Commitments and contingencies
Stockholders’ equity:
Preferred stock; 2,000,000 shares authorized; 30,000 shares issued and outstanding	19,569	18,865
Common stock of $5.00 par value; 50,000,000 shares authorized: 9,236,479 and 9,230,799 shares issued and outstanding	46,182	46,154
Additional paid-in capital	32,515	32,469
Nonvested restricted stock awards	405	244
Retained earnings	20,876	19,180
Accumulated other comprehensive income (loss)	(2,974)	1,531
Total equity	116,573	118,443
	$1,527,805	$1,601,683

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations
(Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Interest income:
Interest and fees on loans	$12,652	$13,741	$25,350	$27,899
Interest on loans held for sale	25	244	81	417
Taxable investments	1,338	1,563	2,569	3,053
Tax-exempt investments	348	319	700	637
Federal funds sold	6	11	12	26
Interest bearing bank balances	40	28	98	79
Total interest income	14,409	15,906	28,810	32,111
Interest expense:
Deposits	1,452	2,233	2,968	4,746
Federal funds purchased and repurchase agreements	2	5	6	11
Other borrowings	329	437	700	888
Junior subordinated debt	297	315	580	586
Total interest expense	2,080	2,990	4,254	6,231
Net interest income	12,329	12,916	24,556	25,880
Provision for loan losses	1,380	2,280	2,660	4,560
Net interest income after provision for loan losses	10,949	10,636	21,896	21,320
Noninterest income:
Deposit account income	2,437	2,548	4,808	5,005
Mortgage banking income	619	1,806	1,910	2,373
Agency commission income	880	848	1,700	1,677
Trust and brokerage income	203	163	363	303
Bank owned life insurance income	187	182	347	369
Other income	431	491	1,315	1,141
Loss on extinguishment of debt	(1,511)	—	(1,511)	—
Securities gains, net	1,378	1	1,394	592
Total investment other-than-temporary impairment losses	—	(8)	—	(8)
Portion of loss recognized in (transferred from) other comprehensive income (before taxes)	(2,038)	4	(2,038)	4
Net investment impairment losses recognized	(2,038)	(4)	(2,038)	(4)
Total noninterest income	2,586	6,035	8,288	11,456
Noninterest expenses:
Salaries and employee benefits	6,377	6,737	12,739	13,600
Net occupancy expenses	819	932	1,684	1,840
Equipment expenses	390	423	822	886
Software and processing expenses	555	346	911	708
Telecommunication expenses	212	221	429	466
Marketing and business development expenses	235	267	476	504
Foreclosed property expenses	2,051	1,282	2,639	2,738
FDIC insurance assessments	323	553	671	1,067
Intangible asset amortization	107	106	213	213
Other expenses	2,595	3,452	6,019	6,283
Total noninterest expenses	13,664	14,319	26,603	28,305
Income (loss) before income taxes	(129)	2,352	3,581	4,471
Income tax expense (benefit)	(351)	599	761	1,111
Net income	$222	$1,753	$2,820	$3,360
Dividends and accretion on preferred stock	507	471	1,004	934
Net income (loss) applicable to common stock	$(285)	$1,282	$1,816	$2,426
Net income (loss) allocated to common shareholders	$(273)	$1,226	$1,747	$2,365
Earnings (loss) per share:
Basic	$(0.03)	$0.14	$0.19	$0.26
Diluted	$(0.03)	$0.14	$0.19	$0.26

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Comprehensive Income
(Unaudited)

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Net income	$222	$1,753	$2,820	$3,360
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized gains (losses) on securities available for sale arising during the period, net of tax of $3,411 and $557 for the three months ended June 30 and $3,750 and $713 for the six months ended June 30	(5,732)	936	(6,304)	1,205
Unrealized gains (loss) on other-than-temporarily impaired securities available for sale arising during the period, net of tax of $43 and $7 for the three months ended June 30 and $46 and $13 for the six months ended June 30	71	(14)	78	19
Reclassification adjustment for gains on securities available for sale included in net income, net of tax of $514 and $0 for the three months ended June 30 and $520 and $220 for the six months ended June 30	(864)	(1)	(874)	(372)
Reclassification adjustment for credit related other-than-temporary impairment losses on securities available for sale included in net income, net of tax of $760 and $1 for the three months ended June 30 and $760 and $1 for the six months ended June 30	1,278	3	1,278	3
Unrealized gains (losses) net of settlements on cash flow hedge arising during the period, net of tax of $310 and $232 for the three months ended June 30 and $343 and $192 for the six months ended June 30	521	(389)	576	(323)
Defined benefit pension plans:
Amortization of actuarial loss, net of tax of $221 and $199 for the three months ended June 30 and $441 and $398 for the six months ended June 30	370	335	741	670
Other comprehensive income (loss)	(4,356)	870	(4,505)	1,202
Total comprehensive income (loss)	$(4,134)	$2,623	$(1,685)	$4,562

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity
Six Months Ended June 30, 2013 and 2012
(Unaudited)

(Dollars in thousands, except per share data)
	Preferred Stock	Common Stock	Additional Paid-In Capital	Nonvested Restricted Stock Awards	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
January 1, 2012	$17,564	$45,775	$31,895	$674	$14,456	$(768)	$109,596
Net income	—	—	—	—	3,360	—	3,360
Cash dividends ($.02 per share)	—	—	—	—	(189)	—	(189)
17,162 shares granted to directors	—	85	(8)	—	—		77
Dividends and accretion on preferred stock	634	—	—	—	(934)	—	(300)
Share-based compensation expense recognized	—	—	3	162	6	—	171
Net change	—	—	—	—	—	1,202	1,202
June 30, 2012	$18,198	$45,860	$31,890	$836	$16,699	$434	$113,917
January 1, 2013	$18,865	$46,154	$32,469	$244	$19,180	$1,531	$118,443
Net income	—	—	—	—	2,820	—	2,820
Cash dividends ($.02 per share)	—	—	—	—	(192)	—	(192)
5,680 shares granted to directors	—	28	54	—	—	—	82
Dividends and accretion on preferred stock	704	—	—	—	(1,004)	—	(300)
Share-based compensation expense recognized	—	—	(8)	161	72	—	225
Net change	—	—	—	—	—	(4,505)	(4,505)
June 30, 2013	$19,569	$46,182	$32,515	$405	$20,876	$(2,974)	$116,573

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)	Six Months Ended
	June 30
	2013	2012
Cash flows from operating activities:
Net income	$2,820	$3,360
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	307	248
Amortization of pension costs	1,082	1,009
Depreciation and amortization	1,120	1,170
Provision for loan losses	2,660	4,560
Net investment amortization	2,081	2,112
Net change in unearned fees/deferred costs on loans	(110)	(992)
Capitalized dividends on FHLB stock	(4)	(14)
Gain on securities available for sale	(1,394)	(592)
Impairment loss on securities available for sale	2,038	4
Gain on loans held for sale	(1,757)	(1,497)
Other real estate losses	2,343	2,254
Other asset sales losses	140	95
Deferred income taxes	761	1,109
Originations of loans held for sale, net of repayments	(63,851)	(69,201)
Sales proceeds of loans held for sale	80,667	70,376
(Increase) decrease in:
Accrued interest receivable	906	62
Cash surrender value of bank owned life insurance	(347)	(369)
Other assets	(28)	(1,785)
Increase (decrease) in:
Accrued interest payable	(179)	(180)
Other liabilities	(234)	2,541
Net cash provided by operating activities	29,021	14,270
Cash flows from investing activities:
Purchases of securities available for sale	(122,596)	(136,027)
Sales of securities available for sale	147,799	42,837
Maturities of securities available for sale	37,795	36,131
Purchases of loans held for investment	(2,364)	(2,138)
Net decrease in other loans held for investment	12,692	13,413
Net (increase) decrease in:
Interest bearing bank balances	(39,020)	18,682
Federal funds sold	—	18,250
Bank premises and equipment	(77)	(449)
Net purchases of bank owned life insurance	(17)	(19)
Proceeds from sales of other real estate and other repossessed assets, net of improvements	4,975	6,688
Net redemptions of FHLB stock	181	—
Net cash provided by (used in) investing activities	39,368	(2,632)

FIRST M & F CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)	Six Months Ended
	June 30
	2013	2012
Cash flows from financing activities:
Net decrease in deposits	$(36,474)	$(10,136)
Net decrease in short-term borrowings	(1,726)	(1,174)
Repayments of other borrowings	(33,215)	(2,668)
Common dividends paid	(192)	(189)
Preferred dividends paid	(300)	(300)
Net cash used in financing activities	(71,907)	(14,467)
Net decrease in cash and due from banks	(3,518)	(2,829)
Cash and due from banks at January 1	54,811	39,976
Cash and due from banks at June 30	$51,293	$37,147
Supplemental disclosures:
Total interest paid	$4,435	$6,417
Total income taxes paid	—	192
Income tax refunds received	72	—

Transfers of loans from held for sale to held for investment	3,351	4,199
Transfers of loans to foreclosed property	1,069	3,182
U. S. Treasury preferred dividend accrued but unpaid	75	75
Accretion on U. S. Treasury preferred stock	704	634

The accompanying notes are an integral part of these financial statements.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 1:  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed balance sheet as of December 31, 2012, has been derived from audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements include all entities in which the Company has a controlling financial interest. Therefore, the condensed consolidated financial statements of First M & F Corporation include the financial statements of Merchants and Farmers Bank, a wholly owned subsidiary, and the Bank’s wholly owned subsidiaries, First M & F Insurance Company, Inc., M & F Bank Securities Corporation, M & F Insurance Agency, Inc., M & F Insurance Group, Inc., and M & F Business Credit, Inc. The consolidated financial statements also include the Bank’s 55% ownership in MS Statewide Title, LLC, a title insurance agency. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

The Company monitors available credit on large lines to identify any off-balance sheet credit risks that may arise. Available credit lines are also taken into consideration for loans that are individually tested for impairment amounts. Any lines for which there is insufficient collateral or other sources of repayment will have impairment amounts accrued for deficiencies above the amount of the outstanding loan balance. The Company generally has the contractual right to suspend available credit on a commitment when a contractual default occurs. Available lines are generally suspended, except for the completion of construction projects, when loans are restructured. The Company did not have a liability accrued for any off-balance sheet credit risks at June 30, 2013 or December 31, 2012.

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 1:  (Continued)

Restricted Cash Balances

The Company has entered into an interest rate swap agreement designed to convert floating rate interest payments on subordinated debentures into fixed rate payments. The Company had pledged interest bearing bank balances as collateral to the interest rate swap counterparty in the amounts of $1.975 million at June 30, 2013 and $1.973 million at December 31, 2012.

The Company held $100 thousand in certificates of deposit and $402 thousand in other interest bearing bank balances at June 30, 2013 and $100 thousand in certificates of deposit and $401 thousand in other interest bearing bank balances at December 31, 2012 in commercial banks as compensating balances for a third party credit card originator and a third party debit card processor. The amounts are included in interest-bearing bank balances.

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at June 30, 2013, Using
	Assets/Liabilities Measured at Fair Value	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	June 30, 2013	(Level 1)	(Level 2)	(Level 3)
U.S. Government sponsored entities	$68,699	$—	$68,699	$—
Mortgage-backed investments	124,309	—	124,309	—
Obligations of states and political subdivisions	74,402	—	74,402	—
Collateralized debt obligations	1,070	—	—	1,070
Other debt securities	5,073	—	5,073	—
Total securities available for sale	$273,553	$—	$272,483	$1,070
Mortgage derivative assets	31	—	—	31
	$273,584	$—	$272,483	$1,101

Interest rate swap liability	$1,565	$—	$—	$1,565
Mortgage derivative liabilities	46	—	—	46
	$1,611	$—	$—	$1,611

		Fair Value Measurements at December 31, 2012, Using
	Assets/Liabilities Measured at Fair Value	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
U.S. Government sponsored entities	$72,615	$—	$72,615	$—
Mortgage-backed investments	190,563	—	190,563	—
Obligations of states and political subdivisions	71,461	—	71,461	—
Collateralized debt obligations	946	—	—	946
Other debt securities	12,977	—	12,977	—
Total available for sale securities	$348,562	$—	$347,616	$946
Mortgage derivative assets	317	—	—	317
	$348,879	$—	$347,616	$1,263

Interest rate swap liability	$2,484	$—	$—	$2,484
Mortgage derivative liabilities	126	—	—	126
	$2,610	$—	$—	$2,610

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

U.S. Government sponsored entity and mortgage-backed securities. Securities issued by the U.S. Government sponsored entities and mortgage-backed securities are traded in a dealer market and are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service that primarily uses trading activity in the dealer market to determine market prices.

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

Mortgage Derivatives. Mortgage derivative assets and liabilities represent the fair values of the interest rate lock commitments (IRLCs) of the Company to originate mortgages at certain rates as well as the commitments, or forward sale agreements (FSAs), to sell the mortgages to investors at locked prices within a specified period of time. The Company uses an internal valuation model with observable market data inputs consisting primarily of dealer quotes, market yield curves and estimated servicing values, and non-observable inputs such as credit-related adjustments and estimated pull-through rates. These instruments are classified as Level 3 fair values. Mortgage derivative assets are included in other assets and mortgage derivative liabilities are included in other liabilities in the Company’s consolidated statement of condition.

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

The following table reports the activity for the second quarter and first six months of 2013 and 2012 in assets measured at fair value on a recurring basis using significant unobservable (Level 3) inputs.

(Dollars in thousands)	Three Months Ended			Six Months Ended
	June 30, 2013			June 30, 2013
	Collateralized Debt Obligations	Mortgage Derivatives	Interest Rate Swap	Collateralized Debt Obligations	Mortgage Derivatives	Interest Rate Swap
Beginning Balance	$956	$153	$(2,396)	$946	$191	$(2,484)
Total gains or losses (realized/unrealized):
Other-than-temporary impairment included in earnings	(2,038)	—	—	(2,038)	—	—
Other-than-temporary impairment (included in) transferred from other comprehensive income	2,038	—	—	2,038	—	—
Other gains/losses included in other comprehensive income	114	—	660	124	—	591
Net swap settlement recorded	—	—	171	—	—	328
IRLC and FSA issuances	—	179	—	—	797	—
IRLC and FSA expirations and fair value changes included in earnings	—	(179)	—	—	(334)	—
IRLC transfers into closed loans/FSA transferred on sales	—	(168)	—	—	(669)	—
Ending Balance	$1,070	$(15)	$(1,565)	$1,070	$(15)	$(1,565)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(2,038)	$—	$(171)	$(2,038)	$—	$(328)

	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 30, 2012			June 30, 2012
	Collateralized Debt Obligations	Mortgage Derivatives	Interest Rate Swap	Collateralized Debt Obligations	Mortgage Derivatives	Interest Rate Swap
Beginning Balance	$872	$81	$(1,728)	$819	$(22)	$(1,834)
Total gains or losses (realized/unrealized):
Other-than-temporary impairment included in earnings	(4)	—	—	(4)	—	—
Other-than-temporary impairment (included in) transferred from other comprehensive income	(4)	—	—	(4)	—	—
Other gains/losses included in other comprehensive income	(14)	—	(772)	39	—	(812)
Net swap settlement recorded	—	—	151	—	—	297
IRLC and FSA issuances	—	448	—	—	95	—
IRLC and FSA expirations and fair value changes included in earnings	—	(180)	—	—	50	—
IRLC transfers into closed loans/FSA transferred on sales	—	(77)	—	—	149	—
Ending Balance	$850	$272	$(2,349)	$850	272	$(2,349)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(4)	$—	$(151)	$(4)	—	$(297)

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

The following table summarizes certain quantitative information about valuation techniques and significant unobservable inputs used in determining Level 3 fair value measurements at June 30, 2013:

	Fair Value at	Valuation	Unobservable		Weighted
(Dollars in thousands)	June 30, 2013	Techniques	Inputs	Range	Average
Collateralized debt obligations	$1,070	Discounted cash flow	Discount margin Default rates	14.00% - 19.00% 0.25% - 0.59%	16.27% 0.31%
Mortgage interest rate lock agreements	30	Discounted cash flow	Pull-through rates	85.00%	85.00%
Mortgage forward sale agreements	45	Consensus pricing	Pull-through rates	85.00%	85.00%
Interest rate swap	(1,565)	Discounted cash flow	Discount rate	0.22% - 1.46%	0.43%

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

The following tables summarize assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	06/30/13 (a)	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$15,700	$—	$—	$15,700
Loan foreclosures	1,048	—	—	1,048
Other real estate	6,203	—	—	6,203

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

The following table summarizes certain quantitative information about valuation techniques and significant unobservable inputs used in determining Level 3 nonrecurring fair value measurements at June 30, 2013:

	Fair Value at	Valuation	Unobservable		Weighted
(Dollars in thousands)	June 30, 2013	Techniques	Inputs	Range	Average
Impaired loans	$15,700	Appraisals from comparable properties	Adjustments for market conditions since appraisal	$1 thousand - $698 thousand	$76 thousand
Loan foreclosures	1,048	Appraisals from comparable properties	Adjustments for market conditions since appraisal	$5 thousand - $153 thousand	$41 thousand
Other real estate	6,203	Appraisals from comparable properties	Adjustments for market conditions since appraisal	$2 thousand - $212 thousand	$57 thousand

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

The following table summarizes losses recognized related to nonrecurring fair value measurements of individual assets or portfolios:

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2013	2012	2013	2012
Impaired loans (a)	$2,010	$2,595	$2,693	$5,442
Loan foreclosures (b)	162	1,124	287	1,503
Other real estate (c)	794	536	1,022	1,636

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 2:  (Continued)

Fair Value of Financial Instruments

The following tables present the carrying amounts and fair values of the Company’s financial instruments at June 30, 2013 and December 31, 2012:

			Fair Value Measurements at June 30, 2013, Using
	June 30, 2013		Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Carrying	Estimated
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and short-term investments	$194,626	$194,626	$194,626	$—	$—
Securities available for sale	273,553	273,553	—	272,483	1,070
Loans held for sale	2,614	2,614	—	—	2,614
Loans held for investment	947,582	845,749	—	—	845,749
Agency accounts receivable	272	272	272	—	—
Accrued interest receivable	4,777	4,777	5	1,117	3,655
Nonmarketable equity investments	2,024	2,024	—	—	2,024
Investments in unconsolidated VIEs	2,992	2,992	—	—	2,992
Mortgage derivative assets	31	31	—	—	31
Financial liabilities:
Noninterest-bearing deposits	304,734	304,734	304,734	—	—
NOW, MMDA and savings deposits	724,879	724,879	724,879	—	—
Certificates of deposit	336,595	341,206	—	—	341,206
Short-term borrowings	1,994	1,994	1,994	—	—
Other borrowings	2,792	2,792	—	—	2,792
Junior subordinated debt	30,928	26,428	—	—	26,428
Agency accounts payable	1,103	1,103	1,103	—	—
Accrued interest payable	482	482	34	—	448
Mortgage derivative liabilities	46	46	—	—	46
Other financial instruments:
Commitments to extend credit and letters of credit	(1)	(328)	—	—	(328)
Interest rate swap	(1,565)	(1,565)	—	—	(1,565)

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

The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

Cash and due from banks, interest-bearing bank balances and Federal funds sold are valued at their carrying amounts which are reasonable estimates of fair value due to the relatively short period to maturity of the instruments.

Securities available for sale are predominantly valued based on prices obtained from an independent nationally recognized pricing service and market yield matrices. An external pricing service is used to electronically provide prices by CUSIP number. These prices include exchange quoted prices, dealer quoted prices and prices derived from market yields published by specialized financial database providers. The price per instrument provided by the pricing service is used and not adjusted. Typically, all securities except for some small municipal issues and the collateralized debt obligations are priced by the primary external provider. For issues that are not priced by the primary provider, we use a third-party value provided by a broker-dealer affiliate of a correspondent bank. The broker-dealer’s valuation system uses prices provided by (1) the same external pricing service that the Company uses, (2) Standard & Poor’s, (3) matrix pricing with market yield inputs provided by Bloomberg and a municipal securities market data provider and (4) the broker-dealer’s trading staff. Any quotes provided by a broker-dealer are usually non-binding. However, the Company rarely uses solicited broker-dealer quotes to price any of its securities. The broker-dealer prices all municipal securities through its pricing matrix. At June 30, 2013, the only securities that were not priced by the primary provider were 10 municipal bonds representing 5 issuers and the collateralized debt obligations. The broker-dealer’s matrix prices were used for the municipal securities and a third-party provider’s modeled prices were used for the collateralized debt obligations (CDOs).

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

Nonmarketable equity investments are primarily securities of the Federal Home Loan Banks for which the carrying value is estimated to be an accurate approximation of fair value. These equity securities are carried in other assets in the consolidated statement of condition.

Investments in unconsolidated VIEs are the Company’s investment in the First M&F Statutory Trust I, which acquired the Company’s junior subordinated debt through funding provided by the issuance of trust preferred securities, and an investment in a low income housing tax credit entity. The investment in the statutory trust depends on the Company’s own cash flows and therefore, the carrying value is an accurate approximation of fair value. The low income housing tax credit investment is a limited partnership interest for which the carrying value is assumed to be a reasonable estimate of its fair value. These investments are carried in other assets in the consolidated statement of condition.

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

Note 3:  Investment Securities

The following is a summary of the amortized cost and fair value of securities available for sale at June 30, 2013 and December 31, 2012:

		Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
June 30, 2013:
U.S. Government sponsored entities	$69,415	$11	$727	$68,699
Mortgage-backed investments	125,347	765	1,803	124,309
Obligations of states and political subdivisions	74,622	1,675	1,895	74,402
Collateralized debt obligations	1,070	—	—	1,070
Other debt securities	5,096	9	32	5,073
	$275,550	$2,460	$4,457	$273,553
December 31, 2012:
U.S. Government sponsored entities	$71,645	$993	$23	$72,615
Mortgage-backed investments	185,317	5,324	78	190,563
Obligations of states and political subdivisions	68,445	3,170	154	71,461
Collateralized debt obligations	3,108	—	2,162	946
Other debt securities	12,758	219	—	12,977
	$341,273	$9,706	$2,417	$348,562

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 3:  (Continued)

Provided below is a summary of securities available for sale which were in an unrealized loss position and the length of time that individual securities have been in a continuous loss position at June 30, 2013 and December 31, 2012. Securities on which we have taken only credit-related other-than-temporary-impairment (OTTI) write-downs are categorized as being “less than 12 months” or “12 months or more” in a continuous loss position based on the point in time that the fair value declined to below the amortized cost basis and not the period of time since the OTTI write-down. Management does not intend to sell these securities, and it is not more likely than not, that we will have to sell these securities before the time that their unrealized losses could be recovered.

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2013:
U.S. Government sponsored entities	$20,715	$727	$—	$—	$20,715	$727
Mortgage-backed investments	68,599	1,803	—	—	68,599	1,803
Obligations of states and political subdivisions	30,984	1,877	309	18	31,293	1,895
Other debt securities	2,146	32	—	—	2,146	32
	$122,444	$4,439	$309	$18	$122,753	$4,457
December 31, 2012:
U.S. Government sponsored entities	$5,478	$23	$—	$—	$5,478	$23
Mortgage-backed investments	13,866	77	880	1	14,746	78
Obligations of states and political subdivisions	11,015	154	—	—	11,015	154
Collateralized debt obligations	—	—	946	2,162	946	2,162
Other debt securities	—	—	—	—	—	—
	$30,359	$254	$1,826	$2,163	$32,185	$2,417

At June 30, 2013, there were 12 U.S. government sponsored entity securities with unrealized losses less than 12 months. There were 28 mortgage-backed securities with unrealized losses less than 12 months. There were 97 municipal securities with unrealized losses less than 12 months and 1 municipal security with an unrealized loss of more than 12 months. There were two corporate securities with unrealized losses of less than 12 months. The unrealized losses associated with the U.S. government sponsored entity, mortgage-backed and corporate securities were primarily driven by changes in market rates and not due to the credit quality of the securities. The municipal securities that were in unrealized loss positions for less than a year were in unrealized loss positions due primarily to fluctuations in interest rates and market liquidity. The one municipal security that was in an unrealized loss position for more than a year was a local university revenue bond that did not indicate any potential cash flow problems. A review of the municipal securities portfolio did not indicate any credit deterioration.

On a quarterly basis, management evaluates the investment securities that have unrealized losses within the framework of the Company’s liquidity and capital needs as well as its ability to hold those securities over an extended recovery period. Management’s evaluation involves (1) assessing whether significant future cash outflows would occur that would require the liquidation of securities and (2) determining if the balance sheet would need to be managed or reduced in a way that would require the liquidation of securities to meet regulatory capital ratio requirements. This analysis is performed to determine if it is more likely than not that the investments will have to be sold before their anticipated recoveries. In estimating whether there are other-than-temporary impairment losses on debt securities management considers (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) historical cash flows and economic factors that could detrimentally affect those cash flows and (4) changes in credit ratings of the issuers.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 3:  (Continued)

The Company owns five collateralized debt obligations (CDOs) that are beneficial interests. Prior to the second quarter of 2013, management did not intend to sell these securities before their anticipated recoveries. These obligations are secured by commercial bank trust preferred securities. Management has evaluated these instruments for impairment as of each quarter end within the accounting guidelines for determining impairments for beneficial interests using the discounted cash flow approach prescribed, which required management to make assumptions concerning the estimates of the ultimate collectability of the contractual cash flows of the beneficial interests owned. Credit downgrades of the beneficial interests are also factored in when determining whether the impairments in these securities are other-than-temporary. The discounted cash flow estimates depend on the expected cash flows that the beneficial interest issuer will receive on its investments in the trust preferred securities (the CDO collateral) of the commercial bank investees. The ability of the banks that issued trust preferred securities to the beneficial interest issuer to pay their obligations is determined based on an analysis of the financial condition of the banks. Generally, the same factors that result in credit rating downgrades of the beneficial interests also result in negative adjustments to the expected cash flows of the underlying collateral. This analysis results in an estimate of the timing and amount of cash flows derived from a determination of how many would default on their obligations and how many would eventually pay off their obligations and the timing of those events. Those estimated cash flows would first pay off more senior beneficial interests if certain collateral coverage ratios are not maintained, with the remaining amounts eventually flowing through to the interests owned by the Company. Based on this type of analysis for each beneficial interest issuer, the cash flows of each of the five beneficial interests owned by the Company are projected and discounted to their present values and compared to the amortized cost book values of the interests. This analysis has resulted in other-than-temporary impairment (OTTI) conditions for all five of the securities since 2008. During the second quarter of 2012, one of the securities incurred a credit-related other-than-temporary impairment of $4 thousand.

Management decided to seek bids for the sale of all of the CDOs at the end of the second quarter of 2013. With the expectation of a future sale, an impairment charge was taken at the end of the second quarter for the remaining unrealized losses on all five securities. These other-than-temporary impairment charges amounted to $2.038 million.

The following table provides a roll forward of the cumulative activity related to credit losses on debt securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30		June 30
	2013	2012	2013	2012
Beginning balance	$1,892	$1,863	$1,892	$1,863
OTTI credit losses on previously impaired securities	—	4	—	4
OTTI non-credit losses on previously impaired securities	2,038	—	2,038	—
Ending balance	$3,930	$1,867	$3,930	$1,867
The following is a summary of gains and losses on securities available for sale:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30		June 30
	2013	2012	2013	2012
Proceeds from sales	$141,658	$8,855	$147,799	$42,837

Gross realized gains	2,126	6	2,180	688
Gross realized losses	748	5	786	96
Net gains from sales	$1,378	$1	$1,394	$592
Gross recognized losses related to the credit component of other-than-temporary impairments	$—	$4	$—	$4
Gross recognized losses related to the non-credit component of other-than-temporary impairments	$2,038	$—	$2,038	$—

Realized gains and losses on securities available for sale are determined using the specific amortized cost of the securities sold.

Securities with a carrying value totaling $230.278 million at June 30, 2013 and $207.088 million at December 31, 2012 were pledged to secure an interest rate swap, public deposits, short-term borrowings and for other purposes required or permitted by law.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 3:  (Continued)

The amortized cost and fair values of debt securities available for sale at June 30, 2013, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with, or without, call or prepayment penalties. Mortgage-backed securities receive monthly payments based on the cash flows of the underlying collateral. Therefore, their stated maturities do not represent the timing of principal amounts received and no maturity distributions are shown for these securities.

(Dollars in thousands)	Amortized Cost	Fair Value
One year or less	$61,386	$61,207
After one through five years	36,645	37,080
After five through ten years	43,467	42,311
After ten years	8,705	8,646
	150,203	149,244
Mortgage-backed investments	125,347	124,309
	$275,550	$273,553

Note 4:  Loans and Allowance for Loan Losses

The Bank's loan portfolio includes commercial, consumer, agricultural and residential loans originated primarily in its markets in central and north Mississippi, southwest Tennessee, central Alabama and the Florida panhandle. The following is a summary of the Bank's loans held for investment, net of unearned income of $330 thousand at June 30, 2013 and $736 thousand at December 31, 2012:

(Dollars in thousands)	June 30, 2013	December 31, 2012
Construction and land development loans	$63,233	$58,745
Other commercial real estate loans	477,461	484,114
Asset-based loans	30,905	36,679
Other commercial loans	114,506	116,871
Home equity loans	38,340	37,736
Other 1-4 family residential loans	206,490	200,992
Consumer loans	36,078	40,336
Total loans	$967,013	$975,473

The Bank uses loans as collateral for borrowings at the Federal Reserve Bank and a Federal Home Loan Bank. Approximately $13.231 million and $16.703 million of commercial and consumer loans were pledged to a line of credit with the Federal Reserve Bank at June 30, 2013 and December 31, 2012 respectively. Approximately $86.781 million and $145.064 million of individual real estate-secured loans were pledged to the Federal Home Loan Bank at June 30, 2013 and December 31, 2012, respectively.

During the first half of 2013 the Company purchased $2.364 million in commercial real estate participations. During the first half of 2012, the Company purchased $2.138 million in agricultural loan participations.

During the first half of 2013 the Company transferred $3.351 million of mortgage loans from held-for-sale status into the portfolio of loans held for investment. During the first half of 2012 the Company transferred $4.199 million of mortgage loans from held-for-sale status into the portfolio of loans held for investment.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  (Continued)

The following table presents a summary of the past due status of all loans, including nonaccrual loans, by type at June 30, 2013:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
Construction and land development loans	$72	$—	$606	$678	$62,555	$63,233	$—
Other commercial real estate loans	8,517	539	955	10,011	467,450	477,461	—
Asset based loans	—	—	81	81	30,824	30,905	—
Other commercial loans	450	132	228	810	113,696	114,506	61
Home equity loans	73	12	286	371	37,969	38,340	37
Other 1-4 family residential loans	1,704	53	1,660	3,417	203,073	206,490	46
Consumer loans	132	53	63	248	35,830	36,078	42
Total	$10,948	$789	$3,879	$15,616	$951,397	$967,013	$186

The following table presents a summary of the past due status of all loans, including nonaccrual loans, by type at December 31, 2012:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
Construction and land development loans	$369	$26	$817	$1,212	$57,533	$58,745	$—
Other commercial real estate loans	1,255	294	3,647	5,196	478,918	484,114	66
Asset based loans	—	—	81	81	36,598	36,679	—
Other commercial loans	366	50	408	824	116,047	116,871	64
Home equity loans	49	—	31	80	37,656	37,736	31
Other 1-4 family residential loans	1,329	584	791	2,704	198,288	200,992	137
Consumer loans	217	60	23	300	40,036	40,336	23
Total	$3,585	$1,014	$5,798	$10,397	$965,076	$975,473	$321

Loans are placed into nonaccrual status when, in management's opinion, the borrowers may be unable to meet their payment obligations, which typically occurs when principal or interest payments are more than 90 days past due. The following table presents a summary of the nonaccrual status of loans by type at June 30, 2013 and December 31, 2012 and other nonperforming assets:

(Dollars in thousands)	June 30, 2013	December 31, 2012
Construction and land development loans	$672	$817
Other commercial real estate loans	2,073	4,244
Asset based loans	81	81
Other commercial loans	552	694
Home equity loans	337	72
Other 1-4 family residential loans	2,286	1,524
Consumer loans	35	12
Total nonaccrual loans	$6,036	$7,444
Other real estate owned	19,721	25,970
Total nonperforming credit-related assets	$25,757	$33,414

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  (Continued)

The following table presents a summary of loans by credit risk rating at June 30, 2013:

(Dollars in thousands)
	Construction and Land Development	Other Commercial Real Estate	Asset-Based	Other Commercial
10 and 20	$—	$—	$—	$11,673
30-32	45,389	397,760	24,068	95,244
40	7,895	51,617	6,756	6,263
50	9,343	28,084	81	1,257
60	606	—	—	69
Total	$63,233	$477,461	$30,905	$114,506

(Dollars in thousands)
	Home Equity	Other 1-4 Family	Consumer	Total
10 and 20	$—	$48	$12,774	$24,495
30-32	36,756	189,887	22,610	811,714
40	741	8,824	470	82,566
50	843	7,644	223	47,475
60	—	87	1	763
Total	$38,340	$206,490	$36,078	$967,013

The following table presents a summary of loans by credit risk rating at December 31, 2012:

(Dollars in thousands)
	Construction and Land Development	Other Commercial Real Estate	Asset-Based	Other Commercial
10 and 20	$—	$—	$—	$10,329
30-32	41,560	394,904	25,830	101,937
40	6,847	62,387	10,572	3,253
50	9,738	26,823	277	1,280
60	600	—	—	72
Total	$58,745	$484,114	$36,679	$116,871

(Dollars in thousands)
	Home Equity	Other 1-4 Family	Consumer	Total
10 and 20	$—	$58	$13,161	$23,548
30-32	35,848	184,703	26,439	811,221
40	733	9,529	602	93,923
50	1,155	6,613	132	46,018
60	—	89	2	763
Total	$37,736	$200,992	$40,336	$975,473

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  (Continued)

The following table summarizes loans that were individually reviewed for impairment allowances at June 30, 2013:

(Dollars in thousands)
	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance:
Construction and land development loans	$6,098	$8,452	$—
Other commercial real estate loans	15,609	15,904	—
Asset based loans	—	—	—
Other commercial loans	946	946	—
Home equity loans	408	441	—
Other 1-4 family residential loans	5,146	5,146	—
Consumer loans	176	180	—
Loans with a specific valuation allowance:
Construction and land development loans	$3,851	$3,851	$2,205
Other commercial real estate loans	15,773	17,184	3,443
Asset based loans	—	—	—
Other commercial loans	380	380	332
Home equity loans	435	435	195
Other 1-4 family residential loans	2,585	2,585	868
Consumer loans	48	48	48
Total:
Construction and land development loans	$9,949	$12,303	$2,205
Other commercial real estate loans	31,382	33,088	3,443
Asset based loans	—	—	—
Other commercial loans	1,326	1,326	332
Home equity loans	843	876	195
Other 1-4 family residential loans	7,731	7,731	868
Consumer loans	224	228	48

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  (Continued)

The following table summarizes the average recorded investment in impaired loans and the amount of interest income recognized for the second quarter and first half of 2013:

(Dollars in thousands)	Average Investment In Impaired Loans	Interest Income Recognized	Average Investment In Impaired Loans	Interest Income Recognized
	Quarter-to-Date	Quarter-to-Date	Year-to-Date	Year-to-Date
Loans without a specific valuation allowance:
Construction and land development loans	$6,190	$92	$6,266	$160
Other commercial real estate loans	12,495	160	18,225	417
Asset based loans	—	—	—	—
Other commercial loans	984	11	963	23
Home equity loans	58	(3)	577	10
Other 1-4 family residential loans	4,920	56	5,570	113
Consumer loans	192	3	158	3
Loans with a specific valuation allowance:
Construction and land development loans	$3,871	$46	$3,882	$87
Other commercial real estate loans	19,363	270	15,874	417
Asset based loans	—	—	—	—
Other commercial loans	415	3	373	7
Home equity loans	872	6	438	6
Other 1-4 family residential loans	3,345	46	2,521	62
Consumer loans	46	1	44	2
Total:
Construction and land development loans	$10,061	$138	$10,148	$247
Other commercial real estate loans	31,858	430	34,099	834
Asset based loans	—	—	—	—
Other commercial loans	1,399	14	1,336	30
Home equity loans	930	3	1,015	16
Other 1-4 family residential loans	8,265	102	8,091	175
Consumer loans	238	4	202	5

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  (Continued)

The following table summarizes activity in the allowance for loan losses for the six months ended June 30, 2013 by loan category:

(Dollars in thousands)
	Construction	Other CRE	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of period	$4,909	$5,865	$3,266	$2,886	$566	$—	$17,492
Provision charged to expense	307	1,725	61	384	183	—	2,660
Losses charged off	(13)	(617)	(150)	(284)	(252)	—	(1,316)
Recoveries	96	121	148	147	83	—	595
Balance, end of period	$5,299	$7,094	$3,325	$3,133	$580	$—	$19,431
Ending balance:
Individually evaluated for impairment	$2,205	$3,443	$332	$1,063	$48	$—	$7,091
Ending balance:
Collectively evaluated for impairment	$3,094	$3,651	$2,993	$2,070	$532	$—	$12,340
Ending balance:
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—
Loans:
Ending balance	$63,233	$477,461	$145,411	$244,830	$36,078	$—	$967,013
Ending balance:
Individually evaluated for impairment	$9,949	$31,382	$1,326	$8,574	$224	$—	$51,455
Ending balance:
Collectively evaluated for impairment	$53,284	$446,079	$144,085	$236,256	$35,854	$—	$915,558
Ending balance:
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

The following table summarizes activity in the allowance for loan losses for the three months ended June 30, 2013 by loan category:

(Dollars in thousands)
	Construction	Other CRE	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of period	$5,259	$6,400	$3,299	$2,751	$560	$—	$18,269
Provision charged to expense	(9)	862	19	388	120	—	1,380
Losses charged off	(13)	(256)	(31)	(135)	(134)	—	(569)
Recoveries	62	88	38	129	34	—	351
Balance, end of period	$5,299	$7,094	$3,325	$3,133	$580	$—	$19,431

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

Restructured loans are considered to be impaired loans. A troubled debt restructuring occurs when a creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. That concession either stems from an agreement between the creditor and the debtor or is imposed by law or a court. The following table presents information about the Company’s restructured loan portfolio as of June 30, 2013 and December 31, 2012:

(Dollars in thousands)	June 30, 2013		December 31, 2012
	Recorded Balance	Allowance	Recorded Balance	Allowance
Restructured loans with an allowance:
Construction and land development loans	$392	$164	$—	$—
Other commercial real estate loans	8,855	1,057	11,038	1,082
Other commercial loans	—	—	—	—
Other 1-4 family residential loans	629	212	59	12
Restructured loans without an allowance:
Construction and land development loans	901	—	1,719	—
Other commercial real estate loans	3,420	—	11,115	—
Other commercial loans	—	—	308	—
Other 1-4 family residential loans	197	—	571	—
Total restructured loans	$14,394	$1,433	$24,810	$1,094

At June 30, 2013, there were no available credit commitments for restructured loans. At December 31, 2012, there were no available credit commitments for restructured loans.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4:  (Continued)

The following table summarizes the activity for troubled debt restructurings that occurred during the three month period ending on June 30, 2013.

(Dollars in thousands)	Number of Loans Modified	Pre Modification Balance	Post Modification Balance
Interest Rate Modifications:
Other 1-4 family residential loans	1	$27	$27

Total rate modifications	1	$27	$27

The following table summarizes the activity for troubled debt restructurings that occurred during the six month period ending on June 30, 2013.

(Dollars in thousands)	Number of Loans Modified	Pre Modification Balance	Post Modification Balance
Interest Rate Modifications:
Other 1-4 family residential loans	1	$27	$27

Total rate modifications	1	$27	$27

There were no loans restructured during the second quarter or first half of 2012.

There were no loans modified under the terms of a TDR that became 90 days or more delinquent or were foreclosed on during the three and six month periods ended June 30, 2013, that were initially restructured within the prior twelve months.

The following table presents loans modified under the terms of a TDR that became 90 days or more delinquent or were foreclosed on during the three and six month periods ended June 30, 2012, that were initially restructured within the prior twelve months:

(Dollars in thousands)	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Number of Loans	Amortized Cost	Number of Loans	Amortized Cost
Other commercial loans	—	$—	1	$335
Other 1-4 family residential loans	1	152	2	304
Total subsequent defaults	1	$152	3	$639

The second quarter and first half of 2012 defaults were subsequent 90 day delinquencies and all were term extensions and renewals.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 5:  Other Intangible Assets

Following is a summary of intangible assets, net of accumulated amortization, included in the consolidated statements of condition:

Core Deposit Intangible
	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30		June 30
	2013	2012	2013	2012
Beginning Balance	$4,053	$4,479	$4,159	$4,586
Amortization expense	(107)	(106)	(213)	(213)
Ending Balance	$3,946	$4,373	$3,946	$4,373

Estimated future amortization expense
Remainder of 2013	$214
2014	427
2015	427
2016	427
2017	427
2018	427

Note 6:  Borrowing Arrangements

The following is a summary of other borrowings at June 30, 2013 and December 31, 2012:

(Dollars in thousands)	June 30 2013	December 31 2012
Company’s line of credit in the amount of $5,000,000, maturing in July 2013; secured by approximately 51% of the Bank’s common stock; interest payable quarterly at the prime rate with a floor of 3.50%	$2,792	$2,792
Bank’s advances from Federal Home Loan Banks	—	33,215
	$2,792	$36,007
Company’s junior subordinated debentures, interest payable quarterly at 90-day LIBOR plus 1.33% through March 2036; currently redeemable	$30,928	$30,928

The Company’s revolving correspondent line of credit, as modified in March 2012, required three principal payments of at least $125 thousand each – one during the second, third and fourth quarters of 2012. The line of credit contains certain restrictive covenants related to capital ratios, asset quality, returns on average assets, dividends and supervisory actions by the Company’s regulators. The Company was in compliance with the covenants at June 30, 2013. The line of credit was subsequently fully paid off on its July maturity date.

The Bank has advances and letters of credit from the Federal Home Loan Bank of Dallas (FHLB) collateralized by real estate-secured loans. The Bank must pledge collateral to obtain advances from the FHLB. Based on the amount of collateral pledged as of June 30, 2013 the Bank had approximately $60.634 million in available credit.

The Bank has a line of credit with the Federal Reserve Discount Window collateralized by commercial and consumer loans. The Bank had a line of credit of approximately $8.600 million at June 30, 2013, all of which was available.

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

Accretion of the discount associated with the preferred stock is recognized as an increase to preferred stock dividends in determining net income available to common shareholders. The discount on the Class B, Series CD Preferred Stock is being accreted over an eight year period using the effective yield method. The discount accretion recognized on the Class B, Series CD Preferred Stock was $634 thousand during the first six months of 2012. The discount accretion recognized on the Class B, Series CD Preferred Stock was $704 thousand during the first six months of 2013.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 7:  (Continued)

The following table summarizes preferred stock of the Company:

(Dollars in thousands)		Shares at		Shares at		Carrying Value
		June 30, 2013		December 31, 2012		June 30, 2013	December 31, 2012
	Rate	Authorized	Outstanding	Authorized	Outstanding
Class A	—	1,000,000	—	1,000,000	—	$—	$—
Class B:		1,000,000		1,000,000
Series A	5%		—		—	—	—
Series CD	2%		30,000		30,000	19,569	18,865
						$19,569	$18,865

Note 8:  Pension and Other Employee Benefit Plans

As discussed in Note 18: Employee Benefit Plans, to the December 31, 2012 financial statements, the Bank has a defined benefit pension plan covering substantially all full time employees of the Bank and its subsidiaries. The following table provides a summary of the components of the unamortized pension costs recognized in stockholders’ equity as of June 30, 2013 and December 31, 2012:

(Dollars in thousands)	Balance	2013	Balance
	12/31/12	Amortization	06/30/13
Unamortized actuarial loss	$2,364	$(1,182)	$1,182
Deferred taxes	(882)	441	(441)
Net unamortized pension costs	$1,482	$(741)	$741

The following is a summary of the components of net periodic benefit costs for the three and six-month periods ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30		June 30
	2013	2012	2013	2012
Interest cost	$94	$102	$188	$204
Expected return on plan assets	(144)	(132)	(288)	(263)
Amortization of prior service costs	—	—	—	—
Recognized actuarial loss	591	534	1,182	1,068
Net pension cost	$541	$504	$1,082	$1,009

The Company made $216 thousand in contributions to the pension plan during the first six months of 2013. The Company made $108 thousand in contributions to the pension plan during the first six months of 2012. The Company expects to make approximately $196 thousand in contributions to the pension plan during the remainder of 2013.

The Company made $75 thousand in contributions to the ESOP and $338 thousand in matching contributions to the 401k plan during the first six months of 2013. The Company made $75 thousand in contributions to the ESOP and $322 thousand in matching contributions to the 401k plan during the first six months of 2012. The Company matches 60% of an employee's first 6% of salary deferral in the 401k plan for all employees with less than three years of credited service and 75% for employees with three years or more of credited service.

The Company has a nonqualified deferred compensation plan for certain senior officers. Participants deferred $40 thousand of compensation and received no distributions during the first six months of 2013. Participants deferred $42 thousand of compensation and received $5 thousand in distributions during the first six months of 2012. Employee benefit expenses include charges for earnings increases of $53 thousand for the first six months of 2013 and $65 thousand for the first six months of 2012. The plan incurred $1 thousand of expenses during the first six months of 2013 and $1 thousand during the first six months of 2012. Liabilities of the plan were $722 thousand at June 30, 2013 and $600 thousand at June 30, 2012, substantially all of which were vested.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 9:  Share-based Compensation

The Company uses the fair value method of accounting for stock-based compensation. The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model.

The following table is a summary of stock awards activity:

	2005 Plan					1999 Plan
		Restricted Stock		Stock Options		Stock Options
	Shares Available For Grant	Number of Shares	Weighted Average Grant Date Fair Value	Number Of Shares	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price
January 1, 2012	613,434	46,000	$17.032	17,800	$10.526	15,800	$16.018
Awards Granted	(380,646)	380,646	4.510	—	—	—	—
Vested	—	—	—	—	—	—	—
Forfeitures	—	—	—	—	—	(600)	5.140
Expired	—	—	—	—	—	(5,000)	12.625
June 30, 2012	232,788	426,646	$5.860	17,800	$10.526	10,200	$18.322
January 1, 2013	240,388	373,646	$4.510	17,200	$10.714	10,800	$17.590
Awards Granted	—	—	—	—	—	—	—
Vested	—	—	—	—	—	—	—
Forfeitures	600	—	—	(600)	4.890	—	—
Expired	600	—	—	(600)	17.280	(4,800)	18.326
June 30, 2013	241,588	373,646	$4.510	16,000	$10.686	6,000	$17.000
Shares exercisable at June 30, 2013		—	—	13,200	$12.009	6,000	$17.000

The Company estimates a forfeiture rate of 9.45% (1.89% annual rate) for stock options issued to employees and a forfeiture rate of 5.45% (1.09% annual rate) for stock options issued to directors in determining net compensation costs. At June 30, 2013, there were $5 thousand in unrecognized compensation costs related to stock option awards. In July 2013 the Board accelerated the vesting of currently outstanding stock options making them fully exercisable.

The Company issues restricted stock awards to certain executives and other key employees. The awards vest over periods of one to seven years and are forfeited in their entirety if the officer leaves the Company before the end of the vesting term. Dividends are paid quarterly to restricted stock grantees. In April 2012 the Company granted 298,746 shares of restricted stock to certain officers and other employees. Also during April 2012 the Company granted 81,900 shares of restricted stock to the directors of the Company who are not members of management. The April grants vest over a 5 year period and may be forfeited if the employee or director leaves before the completion of the vesting period. The 2012 stock grants do not contain any performance conditions. At June 30, 2013, there were $1.260 million in unrecognized compensation costs for all restricted stock grants. The unrecognized costs at June 30, 2013, are expected to be recognized over a weighted-average period of 3.74 years. The Company estimates that 4.00% (0.80% annual rate) of the employee shares and 2.00% (0.40% annual rate) of the director shares will be forfeited in determining net compensation expenses recognized. The restricted stock agreements have a change-in-control provision which would trigger immediate vesting of the shares and recognition of the remaining unrecognized compensation costs if the Company were to be acquired. This provision would be triggered if the proposed acquisition of the Company by Renasant Corporation is completed.

In July 2010 the Board of Directors approved the reservation of 1,000,000 shares of authorized, unissued shares for issuance in lieu of cash for directors’ fees earned for 2010 and beyond. All shares are issued at market value and provide a convenient way for directors to receive shares of the Company based on the amount of directors’ fees that would otherwise be paid. Directors individually elect a percentage of their compensation, not less than 50%, to be received in common stock with the balance of the fees being paid in cash each quarter. For the second quarter of 2013, 2,562 shares were issued to directors in lieu of fees. For the first six months of 2013, 5,680 shares were issued to directors in lieu of fees.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 10:  Accumulated Other Comprehensive Income (Loss)

The following is a summary of the gross amounts of accumulated other comprehensive income (loss) and the related income tax effects:

(Dollars in thousands)	Gross	Tax	Net
June 30, 2013:
Net unrealized loss on securities available for sale	$(1,997)	$(745)	$(1,252)
Net unrealized loss on other-than-temporarily impaired securities available for sale	—	—	—
Net unrealized loss on cash flow hedge	(1,565)	(584)	(981)
Net unamortized pension costs	(1,182)	(441)	(741)
	$(4,744)	$(1,770)	$(2,974)
December 31, 2012:
Net unrealized gain on securities available for sale	$9,451	$3,525	$5,926
Net unrealized loss on other-than-temporarily impaired securities available for sale	(2,162)	(806)	(1,356)
Net unrealized loss on cash flow hedge	(2,484)	(927)	(1,557)
Net unamortized pension costs	(2,364)	(882)	(1,482)
	$2,441	$910	$1,531
June 30, 2012:
Net unrealized gain on securities available for sale	$8,528	$3,181	$5,347
Net unrealized loss on other-than-temporarily impaired securities available for sale	(2,282)	(851)	(1,431)
Net unrealized loss on cash flow hedge	(2,349)	(876)	(1,473)
Net unamortized pension costs	(3,204)	(1,195)	(2,009)
	$693	$259	$434

The following table summarizes the changes in the gross amounts for each component of other comprehensive income (loss) for the quarters ended June 30, 2013 and 2012:

(Dollars in thousands)	Available-for-Sale Securities Without Other-Than-Temporary Impairments	Available-for-Sale Securities With Other-Than-Temporary Impairments	Cash Flow Hedge	Defined Benefit Pension Plan
Balance, 03/31/13	$8,524	$(2,152)	$(2,396)	$(1,773)
Unrealized gains/losses arising during the period	(9,143)	114	660	—
Reclassifications from accumulated other comprehensive income	(1,378)	2,038	171	591
Net other comprehensive income	$(10,521)	$2,152	$831	$591
Balance, 06/30/13	$(1,997)	$—	$(1,565)	$(1,182)

Balance, 03/31/12	$7,036	$(2,265)	$(1,728)	$(3,738)
Unrealized gains/losses arising during the period	1,493	(21)	(772)	—
Reclassifications from accumulated other comprehensive income	(1)	4	151	534
Net other comprehensive income	$1,492	$(17)	$(621)	$534
Balance, 06/30/12	$8,528	$(2,282)	$(2,349)	$(3,204)

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 10:  (Continued)

The following table summarizes information concerning individual items reclassified out of each component of accumulated other comprehensive income (loss) for the quarters ended June 30, 2013 and 2012:

(Dollars in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income for the Quarter Ended (a)
Accumulated Other Comprehensive Income Components	June 30, 2013	June 30, 2012	Affected Line Item in the Statement of Operations
Securities available for sale:
Gains realized on sales of securities	$1,378	$1	Securities gains, net
	(514)	—	Income tax expense
	$864	$1	Net of tax

Other than temporarily impaired securities available for sale:
Other than temporary impairment recognized on securities	$(2,038)	$(4)	Net investment impairment losses recognized
	760	1	Income tax benefit
	$(1,278)	$(3)	Net of tax
Cash flow hedge:
Reclassification of interest rate swap settlement	$(171)	$(151)	Interest expense on junior subordinated debt
	63	57	Income tax benefit
	$(108)	$(94)	Net of tax

Defined benefit pension plan:
Amortization of actuarial loss	$(591)	$(534)	(b)
	221	199	Income tax benefit
	$(370)	$(335)	Net of tax
(a) Positive amounts are credits/revenues and negative amounts are debits/expenses.

(b) This component is included in the computation of net periodic pension expense (see Note 8, Pension and Other Employee Benefit Plans) which is included in salaries and employee benefits expense.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 10:  (Continued)

The following table summarizes the changes in the gross amounts for each component of other comprehensive income (loss) for the six months ended June 30, 2013 and 2012:

(Dollars in thousands)	Available-for-Sale Securities Without Other-Than-Temporary Impairments	Available-for-Sale Securities With Other-Than-Temporary Impairments	Cash Flow Hedge	Defined Benefit Pension Plan
Balance, 12/31/12	$9,451	$(2,162)	$(2,484)	$(2,364)
Unrealized gains/losses arising during the period	(10,054)	124	591	—
Reclassifications from accumulated other comprehensive income	(1,394)	2,038	328	1,182
Net other comprehensive income	$(11,448)	$2,162	$919	$1,182
Balance, 06/30/13	$(1,997)	$—	$(1,565)	$(1,182)

Balance, 12/31/11	$7,202	$(2,318)	$(1,834)	$(4,272)
Unrealized gains/losses arising during the period	1,918	32	(812)	—
Reclassifications from accumulated other comprehensive income	(592)	4	297	1,068
Net other comprehensive income	$1,326	$36	$(515)	$1,068
Balance, 06/30/12	$8,528	$(2,282)	$(2,349)	$(3,204)

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 10:  (Continued)

The following table summarizes information concerning individual items reclassified out of each component of accumulated other comprehensive income (loss) for the six months ended June 30, 2013 and 2012:

(Dollars in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income for the Six Months Ended (a)
Accumulated Other Comprehensive Income Components	June 30, 2013	June 30, 2012	Affected Line Item in the Statement of Operations
Securities available for sale:
Gains realized on sales of securities	$1,394	$592	Securities gains, net
	(520)	(220)	Income tax expense
	$874	$372	Net of tax

Other than temporarily impaired securities available for sale:
Other than temporary impairment recognized on securities	$(2,038)	$(4)	Net investment impairment losses recognized
	760	1	Income tax benefit
	$(1,278)	$(3)	Net of tax
Cash flow hedge:
Reclassification of interest rate swap settlement	$(328)	$(297)	Interest expense on junior subordinated debt
	122	111	Income tax benefit
	$(206)	$(186)	Net of tax

Defined benefit pension plan:
Amortization of actuarial loss	$(1,182)	$(1,068)	(b)
	441	398	Income tax benefit
	$(741)	$(670)	Net of tax
(a) Positive amounts are credits/revenues and negative amounts are debits/expenses.

(b) This component is included in the computation of net periodic pension expense (see Note 8: Pension and Other Employee Benefit Plans) which is included in salaries and employee benefits expense.

Note 11:  Regulatory Matters

Federal banking regulations require that the Bank maintain certain cash reserves based on a percent of deposits. This requirement was $3.354 million at June 30, 2013 and $3.053 million at December 31, 2012. The reserve requirements were covered by vault cash of $10.739 million at June 30, 2013 and $11.543 million at December 31, 2012.

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

Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Total Capital and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined). Management believes, as of June 30, 2013, that all capital adequacy requirements have been met.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 11:  (Continued)

As of June 30, 2013, the most recent notification by the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company's and Bank's actual capital amounts and ratios as of June 30, 2013, and December 31, 2012, are also presented in the table:

(Dollars in thousands)	Actual		Minimum Capital		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2013:
Total capital (to risk weighted assets):
Company	$154,687	14.43%	$85,730	8.00%	$—	—%
Bank	117,631	10.97%	85,754	8.00%	107,193	10.00%
Tier I capital (to risk weighted assets):
Company	141,217	13.18%	42,865	4.00%	—	—%
Bank	104,158	9.72%	42,877	4.00%	64,316	6.00%
Tier I capital (to average assets):
Company	141,217	9.21%	61,329	4.00%	—	—%
Bank	104,158	6.81%	61,185	4.00%	76,481	5.00%
December 31, 2012:
Total capital (to risk weighted assets):
Company	$155,088	13.30%	$93,319	8.00%	$—	—%
Bank	153,091	13.15%	93,168	8.00%	116,459	10.00%
Tier I capital (to risk weighted assets):
Company	140,471	12.04%	46,660	4.00%	—	—%
Bank	138,497	11.89%	46,584	4.00%	69,876	6.00%
Tier I capital (to average assets):
Company	140,471	8.91%	63,087	4.00%	—	—%
Bank	138,497	8.83%	62,768	4.00%	78,460	5.00%

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

Pursuant to its pending acquisition by Renasant Corporation, the Company may redeem its TARP Community Development Capital Initiative (CDCI) preferred stock and common stock warrant. The Bank received approval from the FDIC and MDBCF to pay, and subsequently declared in June, a $38.000 million dividend to the Company to complete the transactions and pay the Company's debt obligations.

Under the terms of the Exchange Agreement related to the Company's participation in the TARP CDCI, the Company may not pay common dividends in excess of the current rate of $.01 per share per quarter ($.04 per share per year) through the earlier of September 2018 or the date the preferred stock is redeemed.

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 12:  Income Taxes

Income tax expense was as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30		June 30
	2013	2012	2013	2012
Current income tax expense	$—	$—	$—	$2
Deferred income tax expense (benefit)	(351)	599	761	1,109
Total income tax expense (benefit)	$(351)	$599	$761	$1,111

Net deferred tax assets totaled $12.555 million at June 30, 2013 and $10.533 million at December 31, 2012 and are included in other assets. Management has reviewed its deferred tax assets and determined that it is more likely than not that the deferred tax assets will be realized in the foreseeable future and therefore no valuation allowance has been accrued.

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

The Company had no material recognized uncertain tax positions as of June 30, 2013 or December 31, 2012 and therefore did not have any tax accruals in 2013 or 2012 related to uncertain positions. The Company is no longer subject to Federal income tax examinations of tax returns filed for years before 2009.

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

The calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share were as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	June 30		June 30
	2013	2012	2013	2012
Net income	$222	$1,753	$2,820	$3,360
Preferred dividends	507	471	1,004	934
Net income (loss) attributable to common stock	$(285)	$1,282	$1,816	$2,426
Net income (loss) allocated to common stockholders:
Distributed	92	92	185	184
Undistributed	(365)	1,134	1,562	2,181
	$(273)	$1,226	$1,747	$2,365
Weighted-average basic common and participating shares outstanding	9,607,329	9,596,919	9,606,222	9,399,697
Less: weighted average participating restricted shares outstanding	372,877	432,343	373,259	239,171
Weighted-average basic shares outstanding	9,234,452	9,164,576	9,232,963	9,160,526
Basic net income (loss) per share	$(0.03)	$0.14	$0.19	$0.26
Weighted-average basic common and participating shares outstanding	9,607,329	9,596,919	9,606,222	9,399,697
Add: share-based options and stock warrant	—	—	170,598	—
	9,607,329	9,596,919	9,776,820	9,399,697
Less: weighted average participating restricted shares outstanding	372,877	432,343	373,259	239,171
Weighted-average dilutive shares outstanding	9,234,452	9,164,576	9,403,561	9,160,526
Dilutive net income (loss) per share	$(0.03)	$0.14	$0.19	$0.26
Weighted-average shares of potentially dilutive instruments that are not included in the dilutive share calculation due to anti-dilutive effect:
Compensation plan-related stock options	11,303	29,714	17,555	31,657
Common stock warrant	—	513,113	—	513,113

Note 14:  Derivative Financial Instruments

In November 2010 the Company entered into an interest rate swap designed to hedge the interest cash flows of its junior subordinated debentures. The swap became effective on March 15, 2011, which is the date on which the junior subordinated debentures switched from a fixed interest rate to a floating interest rate. The maturity date of the swap is March 15, 2018. The Company expects the hedge to be highly effective and it is being accounted for as a cash flow hedge. The unrealized gains and losses of the interest rate swap are being recorded in accumulated other comprehensive income until the interest payment due dates when the balance remaining in other comprehensive income will be removed and charged or credited to interest expense. The swap is designed to make fixed rate payments at 3.795% to the counterparty and receive floating rate payments at three month LIBOR plus 1.33% from the counterparty. Government sponsored entity securities with a fair value of $1.503 million and cash of $1.975 million were pledged as collateral on the swap at June 30, 2013. Government sponsored entity securities with a fair value of $1.520 million and cash of $1.973 million were pledged as collateral on the swap at December 31, 2012.

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

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 14:  (Continued)

The following tables summarize the Company’s derivative positions:

	As of June 30, 2013
	Asset Derivatives			Liability Derivatives
(Dollars in thousands)	Balance Sheet Classification	Notional Amount	Fair Value	Balance Sheet Classification	Notional Amount	Fair Value
Derivatives designated in cash flow hedging relationships:
Interest rate swap	Other assets	$—	$—	Other liabilities	$30,000	$1,565
Derivatives not designated as hedging instruments:
Forward sale agreements	Other assets	1,836	30	Other liabilities	—	—
Written interest rate options (locks)	Other assets	110	1	Other liabilities	1,458	46
Total derivatives		$1,946	$31		$31,458	$1,611

	As of December 31, 2012
	Asset Derivatives			Liability Derivatives
(Dollars in thousands)	Balance Sheet Classification	Notional Amount	Fair Value	Balance Sheet Classification	Notional Amount	Fair Value
Derivatives designated in cash flow hedging relationships:
Interest rate swap	Other assets	$—	$—	Other liabilities	$30,000	$2,484
Derivatives not designated as hedging instruments:
Forward sale agreements	Other assets	21,925	168	Other liabilities	10,888	63
Written interest rate options (locks)	Other assets	8,641	149	Other liabilities	3,287	63
Total derivatives		$30,566	$317		$44,175	$2,610

FIRST M & F CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 14:  (Continued)

Amounts included in the consolidated statements of operations and in other comprehensive income (OCI) in for the three and six month periods ending on June 30 of 2013 and 2012 are summarized in the following tables:

	Three Months Ended June 30, 2013
(Dollars in thousands)	Amount of pre-tax gain (loss) recognized in OCI (Effective Portion)	Classification of gain (loss) reclassified from AOCI into earnings (Effective Portion)	Amount of pre-tax gain (loss) reclassified from AOCI into earnings (Effective Portion)
Derivatives in cash flow hedging relationships:
Interest rate swap	$660	Interest on junior subordinated debt	$(171)
	Classification of gain (loss) recognized in earnings		Amount of pre-tax gain (loss) recognized in earnings
Derivatives not designated as hedging instruments:
Forward sale agreements	Mortgage banking income		$45
Written interest rate options (locks)	Mortgage banking income		(45)
Total			$—

	Six Months Ended June 30, 2013
(Dollars in thousands)	Amount of pre-tax gain (loss) recognized in OCI (Effective Portion)	Classification of gain (loss) reclassified from AOCI into earnings (Effective Portion)	Amount of pre-tax gain (loss) reclassified from AOCI into earnings (Effective Portion)
Derivatives in cash flow hedging relationships:
Interest rate swap	$591	Interest on junior subordinated debt	$(328)
	Classification of gain (loss) recognized in earnings		Amount of pre-tax gain (loss) recognized in earnings
Derivatives not designated as hedging instruments:
Forward sale agreements	Mortgage banking income		$400
Written interest rate options (locks)	Mortgage banking income		63
Total			$463

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
A net settlement payment of $171 thousand was made to the swap counterparty on June 17, 2013. A total of $328 thousand in settlement payments were made to the swap counterparty during the first six months of 2013. The Company estimates that approximately $336 thousand will be recognized as a charge to interest expense during the remainder of 2013 related to the swap. The Company expects approximately $667 thousand related to future swap settlements to be recognized as a charge to interest expense over the next twelve months.

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

The Company is involved as a limited partner in two low income housing tax credit entities. The Company has determined that it is not the primary beneficiary of these partnerships because it does not have the power to direct the activities of the entity – primarily construction, renovation and property management – that most significantly impact the entity’s economic performance. The Company had a total investment and a total exposure of $2.064 million in these entities at June 30, 2013 and $2.208 million at December 31, 2012. The low income housing tax credit partnership investments are evaluated for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable.

Note 16:  Pending Merger

On February 6, 2013, First M&F Corporation (First M&F) and Renasant Corporation (Renasant) entered into an Agreement and Plan of Merger providing for the merger of First M&F with and into Renasant, with Renasant the surviving corporation in the merger, and the merger of Merchants and Farmers Bank with and into Renasant Bank, with Renasant Bank the surviving banking corporation. If the merger is completed, holders of First M&F's common stock will receive 0.6425 of a share of Renasant common stock in exchange for each share of First M&F common stock held immediately prior to the merger, subject to the payment of cash in lieu of fractional shares. Consummation of the merger is contingent upon regulatory and both First M&F and Renasant shareholder approval and other closing conditions. First M&F and Renasant held special shareholder meetings on June 25, 2013 at which the merger was approved by both sets of shareholders.

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

Financial Summary

Net income for the second quarter of 2013 was $222 thousand, or $0.03 basic and diluted loss per share after the effect of preferred stock dividends as compared to net income of $1.753 million, or $0.14 basic and diluted earnings per share for the same period in 2012 and net income of $2.598 million or $0.22 basic and diluted earnings per share for the first quarter of 2013. Net income for the first six months of 2013 was $2.820 million or $0.19 basic and diluted earnings per share as compared to net income of $3.360 million or $0.26 basic and diluted earnings per share for the same period in 2012. The major factors contributing to the decline in earnings for the second quarter of 2013 as compared to the second quarter of 2012 were (1) a $900 thousand decrease in the loan loss provisions, (2) a loss on extinguishment of debt of $1.511 million, (3) an increase of $1.377 million in gains on sales of investment securities, (4) an other-than-temporary impairment of certain investment securities of $2.038 million (5) a decrease of $1.187 million in mortgage banking income and (6) a decrease in noninterest expenses. The major factors contributing to the decrease in earnings for the second quarter of 2013 as compared to the first quarter of 2013 were (1) a decrease of $672 thousand in mortgage revenues, (2) a loss on extinguishment of debt of $1.511 million, (3) an increase in gains on sales of investment securities of $1.362 million (4) an other-than-temporary impairment of certain investment securities of $2.038 million and (5) an increase in noninterest expenses highlighted by an increase in foreclosed property expenses of $1.463 million.

Highlights for the first six months of 2013 and 2012 are as follows:

•	Debit card revenues increased by 2.00% for the second quarter of 2013 from the second quarter of 2012

•	The net interest margin decreased to 3.58% in the second quarter of 2013 from 3.72% in the second quarter of 2012

•	Loans held for investment decreased by $15.583 million from the June 30, 2012 balance

•	Nonaccrual loans were 0.62% of total loans at June 30, 2013 as compared to 0.64% at June 30, 2012

•	Annualized net charge-offs were 0.09% for the second quarter of 2013 as compared to 1.26% for the second quarter of 2012

•	As a result of branch closings and other cost-saving initiatives, full-time equivalent employees dropped from 468 employees at June 30, 2012 to 413 employees at June 30, 2013

•
On February 6, 2013 the Company entered into an agreement to be acquired by Renasant Corporation. The acquisition, which was approved in June by the shareholders of both companies, is expected to occur in the third quarter of 2013.

FIRST M & F CORPORATION

The following table shows the quarterly net loan, non-interest bearing deposit, and interest bearing deposit changes for the last five quarters:

(Net change, in thousands)

	Loans	Non-Interest Bearing Deposits	Interest Bearing Deposits
2nd Qtr 2012	$3,101	$(2,458)	$(46,712)
3rd Qtr 2012	4,731	(2,461)	(9,403)
4th Qtr 2012	(11,854)	42,611	10,590
1st Qtr 2013	12,184	(23,842)	(26,058)
2nd Qtr 2013	(20,644)	52,281	(38,848)

The following table shows the quarterly net interest income, loan loss accruals, non-interest income and non-interest expense amounts for the last five quarters:

(Net amount, in thousands)

	Net Interest Income	Loan Loss Accruals	Non-Interest Income	Non-Interest Expense
2nd Qtr 2012	$12,916	$2,280	$6,035	$14,319
3rd Qtr 2012	12,872	1,980	5,607	14,060
4th Qtr 2012	12,641	1,980	5,735	13,913
1st Qtr 2013	12,227	1,280	5,702	12,939
2nd Qtr 2013	12,329	1,380	2,586	13,664

The following table shows the components of pre-tax basic earnings per share for the last five quarters:

	2nd Qtr 2013	1st Qtr 2013	4th Qtr 2012	3rd Qtr 2012	2nd Qtr 2012
Net interest income	$1.34	$1.32	$1.37	$1.40	$1.41
Loan loss expense	0.15	0.14	0.21	0.21	0.25
Noninterest income	0.28	0.62	0.62	0.61	0.66
Noninterest expense	1.48	1.40	1.51	1.53	1.56
Net income (loss) before taxes	$(0.01)	$0.40	$0.27	$0.27	$0.26

FIRST M & F CORPORATION

The following table shows performance ratios for the last five quarters:

	2nd Qtr 2013	1st Qtr 2013	4th Qtr 2012	3rd Qtr 2012	2nd Qtr 2012
Net interest margin	3.58%	3.53%	3.56%	3.73%	3.72%
Efficiency ratio	90.24%	71.25%	74.83%	75.21%	74.70%
Return on assets	0.06%	0.67%	0.46%	0.46%	0.45%
Return on total equity	0.73%	8.84%	6.19%	6.18%	6.27%
Return on common equity	(1.12)%	8.51%	5.40%	5.38%	5.46%
Noninterest income to avg. assets	0.67%	1.47%	1.44%	1.44%	1.54%
Noninterest income to revenues (1)	17.07%	31.40%	30.85%	29.99%	31.48%
Noninterest expense to avg assets	3.55%	3.34%	3.49%	3.62%	3.65%
Salaries and benefits to total noninterest expense	46.67%	49.17%	45.91%	49.07%	47.05%
Nonaccrual loans to loans	0.62%	0.72%	0.75%	0.62%	0.64%
90 day past due loans to loans	0.02%	0.03%	0.03%	0.04%	0.15%
Annualized net charge offs as a percent of average loans	0.09%	0.21%	0.46%	0.26%	1.26%

(1)	Revenues equal tax-equivalent net interest income before loan loss expense, plus noninterest income.

The following table shows revenue related performance statistics for the last five quarters:

(Dollars in thousands)	2nd Qtr 2013	1st Qtr 2013	4th Qtr 2012	3rd Qtr 2012	2nd Qtr 2012
Mortgage originations	$18,428	$45,423	$54,602	$47,295	$38,693
Trust revenues	79	50	44	43	46
Retail investment revenues	124	110	127	70	117
Revenues per FTE employee	36	40	40	40	41
Agency commissions per agency FTE employee (1)	25	24	22	27	22
(1) Agency commissions are property, casualty, life and health commissions produced by the insurance agency personnel.

The following table shows additional statistics for the Company at the end of the last five quarters:

	2nd Qtr 2013	1st Qtr 2013	4th Qtr 2012	3rd Qtr 2012	2nd Qtr 2012
Full-time equivalent employees	413	441	456	466	468
Number of noninterest-bearing deposit accounts	32,948	32,830	32,495	32,475	32,469

FIRST M & F CORPORATION

Net Interest Income

Net interest income before loan loss expenses for the first six months of 2013 was $24.556 million as compared to $25.880 million for the first six months of 2012. For the first six months of 2013 compared to 2012: earning asset yields decreased by 41 basis points, liability costs decreased by 27 basis points, the net interest spread decreased by 14 basis points and the net interest margin decreased by 14 basis points.
Net interest income before loan loss expenses for the second quarter of 2013 was $12.329 million as compared to $12.916 million for the second quarter of 2012 and $12.227 million for the first quarter of 2013. For the second quarter of 2013 compared to the same quarter of 2012: earning asset yields decreased by 40 basis points, liability costs decreased by 25 basis points, the net interest spread decreased by 15 basis points and the net interest margin decreased by 14 basis points. For the second quarter of 2013 compared to the first quarter of 2013: earning asset yields increased by 2 basis points, liability costs decreased by 1 basis point, the net interest spread increased by 3 basis points and the net interest margin increased by 5 basis points.

Balance sheet dynamics affecting the comparative net interest margins for the first six months of 2013 compared to 2012 include (1) a decrease of 0.36% in average loans held for investment, (2) an increase in average loans as a percentage of earning assets from 68.30% in the first six months of 2012 to 68.70% in the first six months of 2013, (3) a decrease in average interest-bearing deposits of 5.94%, (4) a decrease in average other borrowings of 11.50% and (5) an increase in average noninterest-bearing deposits as a percentage of total assets from 14.39% in 2012 to 16.80% in 2013.
Balance sheet dynamics affecting the comparative net interest margins for the second quarter of 2013 compared to 2012 include (1) a decrease of 0.04% in average loans held for investment, (2) an increase in average loans held for investment as a percentage of earning assets from 68.54% in the second quarter of 2012 to 69.12% in the second quarter of 2013, (3) a decrease in average interest-bearing deposits of 6.04%, (4) a decrease in average other borrowings of 13.53% and (5) an increase in average noninterest-bearing deposits as a percentage of total assets from 14.75% in 2012 to 17.37% in 2013.

Balance sheet dynamics affecting the comparative net interest margins for the second quarter of 2013 compared to the first quarter of 2013 include (1) a decrease of 0.41% in average loans held for investment, (2) an increase in average loans held for investment as a percentage of earning assets from 68.29% in the first quarter of 2013 to 69.12% in the second quarter of 2013, (3) a decrease in average interest-bearing deposits of 3.33%, (4) a decrease in average other borrowings of 6.21% and (5) an increase in average noninterest-bearing deposits as a percentage of total assets from 16.23% in the first quarter of 2013 to 17.37% in the second quarter of 2013.

Yield and cost dynamics affecting the comparative net interest margins for the first six months of 2013 compared to 2012 include (1) a decrease of 46 basis points in yields on loans held for investment and for sale, (2) a decrease of 20 basis points in investment and short-term funds yields, (3) a decrease of 27 basis points in costs of deposits and (4) a decrease of 10 basis points in costs of borrowings.
Yield and cost dynamics affecting the comparative net interest margins for the second quarter of 2013 compared to 2012 include (1) a decrease of 40 basis points in yields on loans held for investment and for sale, (2) a decrease of 23 basis points in investment and short-term funds yields, (3) a decrease of 24 basis points in costs of deposits and (4) a decrease of 19 basis points in costs of borrowings.

Yield and cost dynamics affecting the comparative net interest margins for the second quarter of 2013 compared to the first quarter of 2013 include (1) a decrease of 2 basis points in yields on loans held for investment and for sale, (2) an increase of 10 basis points in investment and short-term funds yields, (3) a decrease of 1 basis point in costs of deposits and (4) an increase of 15 basis points in costs of borrowings.

Net interest income for the second quarter of 2013 as compared to the second quarter of 2012 decreased as average earning assets and earning asset yields declined. Funding costs continued to decrease, but were outpaced by earning asset yield decreases. Although the net interest spread - the difference between earning asset yields and interest-bearing liability costs - decreased by 15 basis points, the net interest margin declined by 14 basis points as funding provided by an increase in average noninterest-bearing deposits made a positive contribution. A lack of balance sheet growth, especially in average loan balances, has put additional pressure on net interest income. The yield curve began to steepen during 2013 after a steady flattening period since 2010. The spread between 10-year and 2-year Treasury rates widened by 51 basis points from December 2012 to June 2013 after declining by 26 basis points over the course of 2012. AAA corporate bond yields increased by 62 basis points from December 2012 to June 2013 after declining by 28 basis points from December 2011 to December 2012. As the economy picks up strength and the markets begin to anticipate a shift in the Federal Reserve's monetary policy, a steeper yield curve may be anticipated over the next year. It is difficult to project the effect of a steeper yield curve on the Company's asset and liability yields and costs as it depends on how quickly assets may re-price, the pace of new loan volumes and the sensitivity of interest-bearing deposits. The pace of loan growth will be critical going forward as a driver of any improvement in net interest income. The strength of the economy, especially with respect to how it affects consumer spending and the ability of small businesses to grow, will be a major driver of loan growth over the next year.

FIRST M & F CORPORATION

The following table shows the components of the net interest margin for the first and second quarters of 2013 and 2012:

	Yields/Costs		Yields/Costs
	2nd Quarter, 2013	1st Quarter, 2013	2nd Quarter, 2012	1st Quarter, 2012
Interest bearing bank balances	0.26%	0.31%	0.37%	0.26%
Federal funds sold	0.25	0.24	0.27	0.25
Taxable investments	1.71	1.61	1.88	2.00
Tax-exempt investments	5.04	5.16	5.59	5.83
Loans held for sale	2.08	1.65	3.22	3.06
Loans held for investment	5.22	5.28	5.69	5.80
Earning asset yield	4.17	4.15	4.57	4.57
Interest checking	0.23	0.22	0.43	0.46
Money market deposits	0.18	0.18	0.37	0.52
Savings deposits	0.76	0.80	0.95	0.99
Certificates of deposit	1.04	1.08	1.31	1.39
Short-term borrowings	0.20	0.31	0.62	0.48
Other borrowings	4.05	4.01	4.21	3.97
Cost of interest-bearing liabilities	0.73	0.74	0.98	1.03
Net interest spread	3.44	3.41	3.59	3.54
Effect of non-interest bearing deposits	0.14	0.13	0.16	0.16
Effect of leverage	0.00	(0.01)	(0.03)	(0.03)
Net interest margin, tax-equivalent	3.58	3.53	3.72	3.67
Less: Tax equivalent adjustments:
Investments	0.06	0.05	0.05	0.05
Loans	0.01	0.01	0.01	0.01
Reported book net interest margin	3.51%	3.47%	3.66%	3.61%

The following table shows the components of the net interest margin for the first six months of 2013 and 2012:
	Yields/Costs
	YTD June 2013	YTD June 2012
Interest bearing bank balances	0.29%	0.29%
Federal funds sold	0.25	0.26
Taxable investments	1.66	1.94
Tax-exempt investments	5.10	5.71
Loans held for sale	1.76	3.15
Loans held for investment	5.25	5.74
Earning asset yield	4.16	4.57
Interest checking	0.23	0.45
Money market deposits	0.18	0.45
Savings	0.78	0.97
Certificates of deposit	1.06	1.35
Short-term borrowings	0.27	0.53
Other borrowings	4.03	4.09
Cost of interest-bearing liabilities	0.74	1.01
Net interest spread	3.42	3.56
Effect of non-interest bearing deposits	0.14	0.16
Effect of leverage	(0.01)	(0.03)
Net interest margin, tax-equivalent	3.55	3.69
Less: Tax equivalent adjustments:
Investments	0.05	0.05
Loans	0.01	0.01
Reported book net interest margin	3.49%	3.63%

FIRST M & F CORPORATION

The following table shows average balance sheets for the first and second quarters of 2013 and 2012:

(Dollars in thousands)
	2nd Quarter,	1st Quarter,	2nd Quarter,	1st Quarter,
	2013	2013	2012	2012
Interest bearing bank balances	$61,978	$76,526	$30,923	$79,212
Federal funds sold	10,000	10,000	15,082	25,000
Taxable investments	313,887	309,373	333,794	299,622
Tax-exempt investments	44,109	44,187	36,610	34,969
Loans held for sale	4,889	13,770	30,416	22,729
Loans held for investment	973,160	977,198	973,545	983,800
Earning assets	1,408,023	1,431,054	1,420,370	1,445,332
Other assets	134,997	139,940	157,050	161,681
Total assets	$1,543,020	$1,570,994	$1,577,420	$1,607,013
Interest checking	$411,929	$422,966	$404,958	$419,260
Money market deposits	200,444	212,106	217,533	226,602
Savings deposits	120,227	118,719	121,778	120,835
Certificates of deposit	345,147	361,037	402,703	417,086
Short-term borrowings	2,862	5,337	2,974	5,054
Other borrowings	62,062	66,173	71,771	73,107
Interest-bearing liabilities	1,142,671	1,186,338	1,221,717	1,261,944
Noninterest-bearing deposits	267,956	254,957	232,744	225,610
Other liabilities	11,065	10,490	10,493	8,714
Stockholders’ equity	121,328	119,209	112,466	110,745
Liabilities and stockholders’ equity	$1,543,020	$1,570,994	$1,577,420	$1,607,013
Loans to earning assets	69.12%	68.29%	68.54%	68.07%
Loans to assets	63.07%	62.20%	61.72%	61.22%
Earning assets to assets	91.25%	91.09%	90.04%	89.94%
Noninterest-bearing deposits to assets	17.37%	16.23%	14.75%	14.04%
Equity to assets	7.86%	7.59%	7.13%	6.89%

FIRST M & F CORPORATION

The following table shows average balance sheets for the first six months of 2013 and 2012:

(Dollars in thousands)
	YTD June 2013	YTD June 2012
Interest bearing bank balances	$69,212	$55,067
Federal funds sold	10,000	20,041
Taxable investments	311,642	316,708
Tax-exempt investments	44,148	35,790
Loans held for sale	9,305	26,573
Loans held for investment	975,168	978,672
Earning assets	1,419,475	1,432,851
Other assets	137,455	159,365
Total assets	$1,556,930	$1,592,216
Interest checking	$417,417	$412,108
Money market deposits	206,242	222,067
Savings deposits	119,477	121,307
Certificates of deposit	353,048	409,895
Short-term borrowings	4,093	4,014
Other borrowings	64,107	72,439
Interest-bearing liabilities	1,164,384	1,241,830
Noninterest-bearing deposits	261,493	229,177
Other liabilities	10,779	9,603
Stockholders’ equity	120,274	111,606
Liabilities and stockholders’ equity	$1,556,930	$1,592,216
Loans to earning assets	68.70%	68.30%
Loans to assets	62.63%	61.47%
Earning assets to assets	91.17%	89.99%
Noninterest-bearing deposits to assets	16.80%	14.39%
Equity to assets	7.73%	7.01%
Provision for Loan Losses

The accrual for the provision for loan losses for the second quarter of 2013 was $1.380 million as compared to $1.280 million for the first quarter of 2013 and $2.280 million for the second quarter of 2012. Net charge-offs were $218 thousand for the second quarter of 2013 as compared to $503 thousand for the first quarter of 2013 and $3.054 million for the second quarter of 2012. The accrual for the provision for loan losses for the first half of 2013 was $2.660 million as compared to $4.560 million for the same period in 2012. Net charge-offs were $721 thousand for the first half of 2013 as compared to $4.203 million for the same period in 2012. The allowance for loan losses as a percentage of loans was 2.01% at June 30, 2013, 1.79% at December 31, 2012, and 1.56% at June 30, 2012.

The provisions for loan loss accruals have generally decreased from 2011 through 2013 as net charge-offs have declined, substandard loans have declined and the loan portfolio has decreased. Nonaccrual loans since the second quarter of 2012 have been at their pre-2008 levels.

The Credit Risk Management section of this discussion provides further details on the allowance provisioning process.

FIRST M & F CORPORATION

Non Interest Income

Noninterest income, excluding securities transactions, was $3.246 million for the second quarter of 2013 as compared to $6.038 million for the same period in 2012 and $5.686 million in the first quarter of 2013. For the second quarter of 2013 as compared to the second quarter of 2012: (1) deposit revenues decreased by $111 thousand, (2) mortgage banking revenues decreased by $1.187 million and (3) agency commissions increased by $32 thousand. For the second quarter of 2013 as compared to the first quarter of 2013: (1) deposit revenues increased by $66 thousand, (2) mortgage banking revenues decreased by $672 thousand and (3) agency commissions increased by $60 thousand.

The second quarter of 2013 showed a decrease of 4.36% from the second quarter of 2012 and a 2.78% increase from the first quarter of 2013 in deposit revenues. Overdraft fee revenues, which comprise approximately 49% of deposit revenues, decreased by 9.19% from the second quarter of 2012 to the second quarter of 2013 and decreased by .83% from the first quarter of 2013 to the second quarter of 2013. Overdraft fees are per item charges applied to each check paid on an overdrawn account or returned. These revenue decreases are driven by customer preferences and economic conditions. The per item fee is determined by the Company’s pricing committee and is based primarily on the competitive market prices as well as on costs associated with processing the items.

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

Debit card revenues increased by 2.00% from the second quarter of 2012 to the second quarter of 2013 and increased by 8.41% from the first quarter of 2013 to the second quarter of 2013. Revenues have leveled off since the second quarter of 2012 as the debit card customer base has become more seasoned and personal checking account growth has plateaued. The following table shows the components of deposit account income:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30		June 30
	2013	2012	2013	2012
Service charge revenues	$275	$284	$549	$570
Debit/ATM card revenues	967	948	1,859	1,795
Overdraft fee revenues	1,195	1,316	2,400	2,640
Service charges on deposit accounts	$2,437	$2,548	$4,808	$5,005

FIRST M & F CORPORATION

Mortgage banking income decreased by 65.73% from the second quarter of 2012 to the second quarter of 2013 and decreased by 52.05% from the first quarter of 2013 to the second quarter of 2013. Mortgage originations decreased by 52.37% from the second quarter of 2012 to the second quarter of 2013 and decreased by 59.43% from the first quarter of 2013 to the second quarter of 2013.

The following table summarizes certain performance metrics related to mortgage revenues:

(Dollars in thousands)				YTD	YTD
	2Q2013	1Q2013	2Q2012	June 2013	June 2012
Non-interest income:
Retail revenues	$474	$714	$1,110	$1,188	$1,390
Selected non-interest expenses: (a)
Recourse expenses	(42)	2	74	(40)	80
Closing and shipping expenses	174	227	182	401	325
Origination-related expenses	132	229	256	361	405
Adjusted revenues	$342	$485	$854	$827	$985

Retail originations	$17,788	$24,029	$23,898	$41,817	$41,332
Retail sales	$25,004	$24,460	$25,125	$49,464	$41,218

Adjusted revenues / dollar sales	1.37%	1.98%	3.40%	1.67%	2.39%

Non-interest income:
Wholesale revenues	$145	$577	$696	$722	$983
Selected non-interest expenses: (a)
Broker fees	(1)	271	368	270	571
Recourse expenses	(80)	1	86	(79)	86
Closing and shipping expenses	21	95	132	116	202
Origination-related expenses	(60)	367	586	307	859
Adjusted revenues	$205	$210	$110	$415	$124

Wholesale originations	$640	$21,394	$14,795	$22,034	$27,869
Wholesale sales	$6,955	$22,492	$18,055	$29,447	$27,660

Adjusted revenues / dollar sales	2.95%	0.93%	0.61%	1.41%	0.45%
(a) Selected noninterest expenses are those expenses related to mortgage closings, credit risk, and broker fees and discounts. They do not include originator, processor, or underwriter compensation costs.

Conventional 30-year mortgage rates moved up steadily by 111 basis points during the first half of 2013, ending the second quarter at 4.46%. Rates moved downward by 29 basis points during the first half of 2012, ending the half at 3.66%. Mortgage origination activity declined during the second quarter of 2013 after a strong first quarter. Refinance activity declined from 67% of total originations in the first quarter of 2013 to 48% in the second quarter. Management decided to exit the wholesale mortgage business at the end of the first quarter of 2013. Therefore, wholesale origination volumes have declined due to the exit from this product origination channel. The trend of increasing mortgage rates is expected to temper refinance activity while an improving economy may support home purchase mortgage activity, with overall origination volumes expected to decline over the remainder of the year.

Agency commission income increased by 3.77% from the second quarter of 2012 to the second quarter of 2013 and increased by 7.32% from the first quarter of 2013 to the second quarter of 2013. Property and casualty commissions increased by $14 thousand while life and health commissions increased by $16 thousand for the second quarter of 2013 as compared to the second quarter of 2012. Property and casualty commissions increased by $70 thousand while life and health commissions decreased by $14 thousand for the second quarter of 2013 as compared to the first quarter of 2013. Insurance commission volumes are expected to be influenced by the strength of the economy, competitive pricing pressures and sales efforts.

The Company incurred $1.511 million in exit charges related to the early payoff of the remainder of its FHLB borrowings.

FIRST M & F CORPORATION

The Company had sales and calls of $67.799 million of U.S. government-sponsored entity (GSE) securities for a net loss of $401 thousand during the first half of 2013. The Company also had sales and calls of $66.016 million of mortgage-backed securities for a net gain of $1.803 million during the first half of 2013. The Company also had sales and calls of $8.810 million of other debt securities for a net loss of $28 thousand during the first half of 2013. The Company also had sales and calls of $3.780 million of municipal securities for a net gain of $20 thousand during the first half of 2013. The Company had sales and calls of $23.846 million of GSE securities for a net loss of $14 thousand during the first half of 2012. The Company also had sales and calls of $17.115 million of mortgage-backed securities for a net gain of $596 thousand during the first half of 2012. The Company also had sales and calls of $1.284 million of municipal securities for a net gain of $10 thousand during the first half of 2012. The proceeds from the 2013 sales and cash flows from principal payments on mortgage-backed securities were used to pay off borrowings and also were reinvested into the portfolio. The proceeds from the 2012 sales were combined with other funds and reinvested into the portfolio.

The Company owns five separate beneficial interests in collateralized debt obligations that own bank trust preferred securities. These beneficial interests are tested for impairment on a quarterly basis. All of the beneficial interests have incurred other-than-temporary impairments since 2008. Three of the beneficial interests - Trapeza I, Trapeza II and Trapeza V - are deferring their interest payments and are in nonaccrual status. The total amount of interest that would have been earned by the securities that were in nonaccrual status during the first half of 2013 was $35 thousand and for the first half of 2012 was $49 thousand.

None of the beneficial interests failed impairment tests during the first quarter of 2013. Management decided to seek bids for the sale of the five securities at the end of the second quarter. With the expectation of a future sale, an impairment charge was taken at the end of the second quarter for the remaining unrealized losses on all five securities. These other-than-temporary impairment charges amounted to $2.038 million.

The following table shows the other-than-temporary charges that the Company incurred during 2013.

(Dollars in thousands)	Other-Than-Temporary Impairment Charged Against Earnings		Other-Than-Temporary Impairment Charged To (Reclassified From) Other Comprehensive Income
Name of Issuer	1st Quarter	2nd Quarter	1st Quarter	2nd Quarter
Trapeza I 2002-1A	$—	$301	$—	$(301)
Trapeza II 2003-2A	—	679	—	(679)
Tpref Funding II	—	438	—	(438)
Trapeza V 2003-5A	—	414	—	(414)
MM Community Funding IX	—	206	—	(206)
Total	$—	$2,038	$—	$(2,038)

The following table shows the other-than-temporary charges that the Company incurred during 2012.

(Dollars in thousands)	Other-Than-Temporary Impairment Charged Against Earnings		Other-Than-Temporary Impairment Charged To (Reclassified From) Other Comprehensive Income
Name of Issuer	1st Quarter	2nd Quarter	1st Quarter	2nd Quarter
Tpref Funding II	$—	$4	$—	$4
Total	$—	$4	$—	$4

The following table summarizes certain financial information about the trust preferred security-backed CDOs at the balance sheet date:

As of June 30, 2013
(Dollars in thousands)
Name of Issuer	Class	Book Value	Fair Value	Unrealized Loss	Moody's Credit Rating	Number of Banks in Issuance	Deferrals and Defaults as a Percent of Collateral	Excess Subordination
Trapeza I 2002-1A	C1	$173	$173	$—	C	15	49.29%	—%
Trapeza II 2003-2A	C1	310	310	—	Ca	29	35.10%	—%
Tpref Funding II	B	246	246	—	Caa3	32	43.54%	—%
Trapeza V 2003-5A	C1	195	195	—	Ca	38	32.21%	—%
MM Community Funding IX	B1	146	146	—	Ca	27	44.41%	—%
		$1,070	$1,070	$—

FIRST M & F CORPORATION

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

Significant components of other income for the first and second quarters of 2013 and 2012 are contained in the following table:

(Dollars in thousands)	2Q2013	1Q2013	2Q2012	1Q2012
Agency profit-sharing revenues	$15	$396	$10	$132
Loan fees	71	102	76	178
Gains on disposals of branch properties	—	—	44	—
All other income	345	386	361	340
Total other income	$431	$884	$491	$650

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

The Company has a strategy to increase noninterest revenues as a proportion of total revenues over time. Noninterest revenues as a percentage of total revenues decreased from 31.48% in the second quarter of 2012 to 17.07% in the second quarter of 2013, and decreased from 31.40% in the first quarter of 2013 to 17.07% in the second quarter of 2013. Another metric that the Company monitors is revenues per full-time employee, which were approximately $36 thousand per employee for the second quarter of 2013, $40 thousand for the first quarter of 2013, $41 thousand for the second quarter of 2012 and $40 thousand for the first quarter of 2012. Insurance product revenues per producer increased to $25 thousand per producer for the second quarter of 2013 from $22 thousand per producer for the second quarter of 2012. Management’s strategic focus is to improve revenues generated per employee while maintaining stability in revenue growth by increasing the mix of noninterest revenues to total revenues.

Non Interest Expense

Noninterest expenses decreased by 4.57% from the second quarter of 2012 to the second quarter of 2013 and increased by 5.60% from the first quarter of 2013 to the second quarter of 2013.

Salary and benefit expenses, which comprise approximately 47% of noninterest expenses, decreased by 5.34% from the second quarter of 2012 to the second quarter of 2013 and increased by 0.24% from the first quarter of 2013 to the second quarter of 2013. The number of full-time equivalent employees was 413 at June 30, 2013, 456 at December 31, 2012, 468 at June 30, 2012, and 460 at December 31, 2011. The decrease in salary and benefit expenses from the first half of 2012 to the first half of 2013 was due primarily to a $824 thousand decrease in health care costs. The health care expense reduction was due to a reduction in the liability for expected claims as experience improved during the fourth quarter of 2012 and first half of 2013.

Foreclosed property expenses increased from the second quarter of 2012 to the second quarter of 2013 due primarily to increased losses on sales of properties and higher write-downs of properties. However, foreclosed property expenses decreased for the first six months of 2013 as compared to 2012 as total write-downs were lower and property maintenance and taxes declined. During the second quarter of 2013, the Company sold $4.986 million of properties as compared to $1.309 million for the first quarter of 2013 and $4.787 million for the second quarter of 2012. Management expects expenses and losses related to foreclosed properties to decline as properties are disposed of over the next three to five years if there are no more significant real estate market declines.

The components of foreclosed property expenses for the first and second quarters of 2013 and 2012 are contained in the following table:

(Dollars in thousands)	2Q2013	1Q2013	2Q2012	1Q2012
Losses on sales of other real estate	$1,130	$190	$495	$123
Write-downs of other real estate	795	228	536	1,100
Other real estate expenses	140	178	288	304
Rental income on other real estate properties	(14)	(8)	(37)	(71)
Total foreclosed property expenses	$2,051	$588	$1,282	$1,456

FIRST M & F CORPORATION

FDIC insurance assessments decreased by 41.59% from the second quarter of 2012 to the second quarter of 2013 and decreased by 7.18% from the first quarter of 2013 to the second quarter of 2013. The primary cause of the expense decrease was an improvement in the Company's assessment rate category. During the fourth quarter of 2012 the Company was elevated to an improved risk category, resulting in an approximate 5 basis point decrease in the assessment rate. FDIC assessments declined from the first quarter of 2013 to the second quarter of 2013 due to a decline in the assessment base and a small decline in the calculated assessment rate as of the end of the first quarter.

Significant components of other expense for the first and second quarters of 2013 and 2012 are contained in the following table:

(Dollars in thousands)	2Q2013	1Q2013	2Q2012	1Q2012
Postage and shipping	$232	$232	$224	$234
Supplies	109	134	214	185
Legal expenses	444	209	274	292
Other professional expenses	357	719	324	334
Insurance expenses	240	284	141	275
Debit card processing expenses	231	194	220	205
Mortgage processing expenses	72	596	842	422
All other expenses	910	1,056	1,213	884
Total other expense	$2,595	$3,424	$3,452	$2,831

Legal expenses for the second quarter of 2013 include $204 thousand related to the pending merger with Renasant. Other professional fees for the first quarter of 2013 include $317 thousand related to the pending merger with Renasant Corporation. Mortgage processing expenses declined from the first quarter of 2013 and the second quarter of 2012 to the second quarter of 2013 as the Company exited the wholesale mortgage business, reducing fees paid to mortgage brokers for referrals.

Income Taxes

The average tax rate for the first half of 2013 was 21.25% as compared to 24.85% for the first half of 2012. The average tax rates reflect the lower pre-tax earnings in 2013 and the effects of tax benefits related to tax-exempt municipal revenues and tax credit items available for those periods.

At June 30, 2013 the Company had a deferred tax asset of $12.555 million. At December 31, 2012, the Company had a current tax receivable of $175 thousand and a deferred tax asset of $10.533 million. The Company carried forward approximately $291 thousand in Federal net operating losses (NOLs) and approximately $9.817 million of Mississippi NOLs from its 2012 tax year. Management expects that the remaining net operating losses will be realized through carry-forwards within the next five years. The Company expects to utilize the tax benefits implicit in the deferred tax asset in the foreseeable future when (1) current tax benefits increase as losses are realized through loan charge-offs and collateral foreclosures and dispositions and (2) future earnings become sufficient to absorb the deductions. The following table shows the differences between actual income tax expense and expected income tax expense, listing significant items that affected the average tax rate for each period:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Amount computed using the Federal statutory rates on income before taxes	$(43)	$800	$1,218	$1,520
Increase (decrease) resulting from:
State income tax expense, net of Federal effect	(27)	56	74	102
Tax exempt income, net of disallowed interest deduction	(126)	(119)	(254)	(239)
Life insurance income	(64)	(62)	(118)	(126)
Low income housing tax credits	(101)	(82)	(184)	(165)
Other, net	10	6	25	19
Total income tax expense (benefit)	$(351)	$599	$761	$1,111

FIRST M & F CORPORATION

Assets and Liabilities

Assets decreased by 2.16% from June 30, 2012 to June 30, 2013, and decreased by 4.61% from December 31, 2012. Investments decreased by 27.57% from June 30, 2012 to June 30, 2013, and decreased by 21.52% from December 31, 2012.

The following table shows net changes in the major balance sheet categories for the quarter-to-date and year-to-date as of June 30, 2013 and 2012 and year-over-year for June 30, 2013:

	June 30, 2013		June 30, 2012		June 30, 2013
(Dollars in thousands)	Net Change		Net Change		Net Change
	QTD	YTD	QTD	YTD	Year-Over-Year
Cash and due from banks	$18,750	$(3,518)	$(1,541)	$(2,829)	$14,146
Interest-bearing bank balances and Federal funds sold	101,743	39,020	(49,442)	(36,933)	115,875
Securities available for sale	(103,498)	(75,009)	11,700	56,896	(104,117)
Loans held for sale	(14,959)	(18,400)	(6,393)	(3,782)	(19,677)
Loans held for investment	(20,644)	(8,460)	3,101	(13,744)	(15,583)
Allowance for loan losses	(1,162)	(1,939)	774	(357)	(4,121)
Other real estate	(5,099)	(6,249)	(3,559)	(5,875)	(11,356)
Other assets	2,154	677	(286)	(531)	(8,858)
Total assets	$(22,715)	$(73,878)	$(45,646)	$(7,155)	$(33,691)
Total deposits	13,433	(36,467)	(49,170)	(10,125)	4,870
Total borrowings	(32,341)	(34,941)	(1,854)	(3,842)	(38,771)
Other liabilities	391	(600)	2,816	2,491	(2,446)
Stockholders’ equity	(4,198)	(1,870)	2,562	4,321	2,656
Total liabilities and equity	$(22,715)	$(73,878)	$(45,646)	$(7,155)	$(33,691)

Deposit growth, investment security sales and loan paydowns provided liquidity during the second quarter of 2013. These funds were used to pay off borrowings and build cash. The second quarter deposit growth was driven by noninterest-bearing deposits. Loans held for investment declined by $20.644 million during the second quarter with the largest decline coming from commercial real estate loans. Commercial and industrial loans declined by $4.714 million with most coming from the asset-based lending portfolio. Other real estate continued to decline during the second quarter of 2013 as $4.986 million of properties were disposed of. Approximately $130.816 million of U.S. government-sponsored entity securities and mortgage-backed securities and approximately $8.810 million of corporate debt securities were sold during the second quarter of 2013, with approximately $17.556 million of principal payments on mortgage-backed securities also being received. The Company reinvested approximately $61.357 million back into U.S. government-sponsored entity and mortgage-backed securities. The sales and reinvestments were done primarily in an effort to restructure the portfolio as a response to a shift in the yield curve and to build liquidity in anticipation of the potential merger with Renasant.

During the second quarter of 2012 deposits declined, as public funds, primarily in NOW accounts, flowed out after having accumulated during the previous quarter. Public NOW deposits decreased by $25.382 million during the second quarter of 2012 after increasing by $25.170 million during the prior quarter. The deposit declines were funded primarily from interest-bearing cash on hand and Fed funds sold.

Loans as a percent of total assets were 63.29% at June 30, 2013, 60.90% at December 31, 2012, and 62.93% at June 30, 2012. Management projects that the commercial real estate loan portfolio will stabilize and begin to slowly grow over the next twelve months as foreclosures continue to decline, as the economy continues to slowly strengthen and as lending opportunities begin to emerge. Small business and consumer loan growth will also depend on the momentum of economic growth.

FIRST M & F CORPORATION

The following table shows loans held for investment by type as June 30, 2013, December 31, 2012, and June 30, 2012:

(Dollars in thousands)	June 30, 2013	December 31, 2012	June 30, 2012
Commercial real estate	$540,694	$542,859	$567,184
Residential real estate	206,490	200,992	189,927
Home equity lines	38,340	37,736	36,183
Commercial, financial and agricultural	145,411	153,550	147,773
Consumer	36,078	40,336	41,529
Total	$967,013	$975,473	$982,596
Mortgages held for sale	$2,614	$21,014	$22,291

Deposits increased by .36% from June 30, 2012 to June 30, 2013, and decreased by 2.60% from December 31, 2012. The following table shows the breakdown by deposit category of core deposit and public funds deposit changes from December 31, 2012 to June 30, 2013:

	Core Customers		Public Funds		Total Deposits
(Dollars in thousands)	Increase (Decrease)		Increase (Decrease)		Increase (Decrease)
	Amt.	Pct.	Amt.	Pct.	Amt.	Pct.
Noninterest-bearing	$30,874	11.56%	$(2,435)	(26.51)%	$28,439	10.29%
NOW	(3,462)	(1.44)%	(15,542)	(8.47)%	(19,004)	(4.49)%
MMDA	(8,178)	(4.22)%	(5,074)	(24.87)%	(13,252)	(6.19)%
Savings	1,458	1.24%	2	0.80%	1,460	1.24%
Customer CDs	(29,232)	(8.51)%	(24)	(0.21)%	(29,256)	(8.25)%
Brokered CDs	(3,777)	(34.22)%	(1,077)	(21.73)%	(4,854)	(30.35)%
Total	$(12,317)	(1.05)%	$(24,150)	(10.53)%	$(36,467)	(2.60)%

A large fluctuation in one commercial account was responsible for 80% of the $51.978 million increase in core noninterest-bearing deposits during the second quarter. During the first half of 2013, noninterest-bearing deposits increased in number by 453 accounts, or 1.39%, influenced primarily by a first quarter business loan and deposit account incentive program. NOW deposit balances decreased by $14.919 million during the second quarter of 2013 primarily in public funds accounts as tax monies were spent and invested. The decrease in certificates of deposit for the second quarter and first half of 2013 resulted primarily from the low interest rate environment as other products have become more attractive.

Large fluctuations moved core money market deposits in 2012, which increased by $25.688 million during the first quarter and decreased by $8.282 million during the second quarter. Although core certificates of deposit declined during the first half of 2012, most of the decrease occurred during the first quarter, with the second quarter remaining relatively stable.

Noninterest-bearing deposits represented 22.31% of total deposits at June 30, 2013 as compared to 19.70% at December 31, 2012 and 17.35% at June 30, 2012.

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

The following table shows the deposit mix as of June 30, 2013, December 31, 2012, and June 30, 2012:

(Dollars in thousands)	June 30, 2013	December 31, 2012	June 30, 2012
Noninterest-bearing demand	$304,734	$276,295	$236,145
NOW deposits	404,457	423,461	391,726
Money market deposits	200,839	214,091	211,447
Savings deposits	119,583	118,123	116,598
Certificates of deposit	325,456	354,712	387,610
Brokered certificates of deposit	11,139	15,993	17,812
Total	$1,366,208	$1,402,675	$1,361,338

FIRST M & F CORPORATION

The following table shows the mix of public funds deposits as of June 30, 2013, December 31, 2012, and June 30, 2012:

(Dollars in thousands)	June 30, 2013	December 31, 2012	June 30, 2012
Noninterest-bearing demand	$6,751	$9,186	$7,085
NOW deposits	167,877	183,419	165,499
Money market deposits	15,329	20,403	15,670
Savings deposits	252	250	251
Certificates of deposit	11,147	11,171	12,497
Brokered certificates of deposit	3,880	4,957	5,549
Total	$205,236	$229,386	$206,551

Other borrowings decreased by $37.541 million from June 30, 2012 to June 30, 2013 and decreased by $33.215 million from December 31, 2012. The Company paid off all of its FHLB borrowings in an effort to de-leverage the capital structure of the Company in anticipation of the pending merger with Renasant. The funds to redeem the borrowings were primarily funded through liquidity provided by investment portfolio cash flows. Amounts of borrowings maturing within one year decreased from 54.12% of other borrowings at December 31, 2012 to 7.82% at June 30, 2013. Management intends to maintain its Federal Home Loan Bank line as an available source of liquidity.

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

Average year-to-date equity to assets was 7.73% at June 30, 2013, 7.59% at December 31, 2012 and 7.01% at June 30, 2012. Total asset growth has been constrained since the 2009 losses as capital has been rebuilt over time. Corporate strategies have been dominated primarily by capital growth and preservation and secondarily by asset and deposit growth strategies.

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

On February 6, 2013 the Company entered into a merger agreement with Renasant Corporation in which the Company would merge with and into Renasant. Each share of the Company's common stock will be converted into .6425 of a share of Renasant common stock. The merger, which was approved in June by the Company's and Renasant's shareholders, is subject to regulatory approval and is expected to be completed during the third quarter of 2013.

The Company's CDCI preferred stock will be redeemed and common stock warrant owned by the U.S.Treasury will be repurchased by the Company or both will be purchased by Renasant as part of the merger transaction. The Company may redeem the CDCI preferred stock and repurchase the common stock warrant prior to the merger. The funding for such a transaction would be obtained as a special dividend from M&F Bank to the Company. A dividend to the parent holding company of $38.000 million was approved during the second quarter by the bank's state regulator for the purpose of carrying out these transactions. Any redemption and repurchase of the preferred stock and common stock warrant will require the approval of the Federal Reserve.

The Company’s stock is publicly traded on the NASDAQ Global Select Market, also providing an avenue for additional capital if it is needed. The Company’s shares traded at a rate of approximately 10,500 shares per day during 2012. The stock’s closing price was $15.81 per share on June 30, 2013.

The Company’s and Bank’s regulatory capital ratios at June 30, 2013 were in excess of the minimum requirements and qualify the institution as “well capitalized” under the risk-based capital regulations.

FIRST M & F CORPORATION

The following table highlights certain regulatory capital ratios for the Company:

(Dollars in thousands)	June 30, 2013	December 31, 2012	June 30, 2012
Tier 1 capital	$141,217	$140,471	$132,041
Total risk-based capital	154,687	155,088	146,734
Risk-weighted assets	1,071,620	1,166,489	1,174,807

Risk-based ratios:
Tier 1 capital	13.18%	12.04%	11.24%
Total risk-based capital	14.43%	13.30%	12.49%
Tier 1 leverage	9.21%	8.91%	8.43%

Total capital to assets ratio	7.63%	7.39%	7.30%

Interest Rate Risk and Liquidity Management

Interest rate sensitivity is a function of the repricing characteristics of the Company's portfolio of assets and liabilities. Interest rate sensitivity management focuses on repricing relationships of these assets and liabilities during periods of changing market interest rates. Management seeks to minimize the effect of interest rate movements on the volatility of net interest income. Responsibility for managing the Company’s program for controlling and monitoring interest rate risk and liquidity risk and for maintaining income stability, given the Company’s exposure to changes in interest rates, is vested in the asset/liability committee. Appropriate policy and guidelines, approved by the board of directors, govern these actions. Monitoring is primarily accomplished through monthly reviews and analysis of asset and liability repricing opportunities, market conditions and expectations for the economy. In addition to these monthly reviews, a quarterly sensitivity analysis is performed to determine the potential effects of changes in interest rates on the Company's net interest margin, net interest income and market value of equity. The Company generally designs strategies to keep the one-year change in net interest income no more than 10% lower than current levels based on interest rate shocks of 100 basis points down and 200 basis points up. The Committee also monitors all loan originations, excluding residential mortgages, with maturities of greater than five years. Management believes, at June 30, 2013, there is adequate flexibility to alter the current rate and maturity structures as necessary to minimize the exposure to changes in interest rates, should they occur. Although the Company has hedged it's floating rate subordinated debt, most interest rate risk mitigation strategies are carried out through pricing and product structures. The Company is currently in a positive gap position for assets and liabilities repricing within the next year. This generally means that for assets and liabilities maturing and repricing within the next 12 months, the Company is positioned for more assets to reprice than the amount of liabilities repricing.

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

At the end of 2012, and continuing into the first quarter of 2013, the Company added environmental factors of approximately 15 basis points to the commercial real estate loan pool loss rate and added 35 basis points to the commercial, financial and agricultural loan pool loss rate for economic uncertainty in the market for undeveloped real estate and in the small business environment, reflecting slow sales growth in the Company's small business markets.

FIRST M & F CORPORATION

The Company experienced a large increase in the amount of past due and nonaccrual real estate-secured construction and commercial loans during 2008. The trend in nonaccrual and past due loans stabilized in the fourth quarter of 2009 and began its decline in 2011. Management addressed the problem of liquidating nonperforming loans by creating a special problem asset group within the organization in 2009, separate from the ongoing credit operations and lending activities of the Company. Problem loans, including large nonaccrual loans, were assigned to this group of specialists with the intent of liquidating the loans or their collateral in an orderly fashion. Nonaccrual loans have moved downward from their high of $74.420 million in the second quarter of 2009 and fallen to $6.036 million at June 30, 2013. Management has made much progress recently in improving the credit quality of the portfolio as substandard and loss loans have fallen from 5.21% of loans held for investment at June 30, 2012 to 4.99% at June 30, 2013. Construction and land development substandard and loss loans decreased from 16.77% of their outstanding balances to 15.73% and other commercial real estate substandard and loss loans decreased from 5.92% of their outstanding balances to 5.88% during the same period. The portfolio clean-up since 2008 came at the expense of higher net charge-offs. However, during 2013 net charge-offs have been $721 thousand as compared to $4.203 million for the first half of 2012. Approximately 57.14% of the net charge-off activity in 2013 was related to foreclosure transactions. Approximately 35.78% of the net charge-offs for the first half of 2012 were related to foreclosure transactions.

The primary challenges during 2013 and beyond will be maintaining credit quality and liquidating foreclosed properties. The Company sold $6.295 million of foreclosed properties for $4.975 million during the first half of 2013. During the first half of 2012 $7.626 million of properties were sold for $7.008 million. Over the past twelve months $11.781 million of properties have been sold for approximately 87.52% of their book value. As sales outpaced foreclosure activity over the past twelve months and also during the first half of 2013, the Company faces the challenge of selling the remaining properties, with the most difficult task being the disposition of construction and land development properties which makes up over 75% of the balance of other real estate owned.

FIRST M & F CORPORATION

The following table shows the nonaccrual loan balance trend since 2010, indicating a significant drop in numbers of nonaccrual loans as well as a reduction in the number and balances of large nonaccrual loans:

(Dollars in thousands)	06/30/13	12/31/12	06/30/12	12/31/11	12/31/10
Construction and land development:
Total number	2	2	4	10	22
Total balance	$672	$817	$1,373	$4,398	$13,993
Number, $500 thousand or more	1	1	1	3	7
Balance, $500 thousand or more	$606	$600	$600	$2,989	$10,553

Other commercial real estate:
Total number	12	12	12	14	26
Total balance	$2,073	$4,244	$2,557	$9,937	$13,027
Number, $500 thousand or more	1	1	—	4	6
Balance, $500 thousand or more	$534	$2,322	$—	$8,185	$10,152

1-4 family residential:
Total number	28	21	30	28	40
Total balance	$2,623	$1,596	$1,864	$1,896	$3,863
Number, $500 thousand or more	—	—	—	—	1
Balance, $500 thousand or more	$—	$—	$—	$—	$941

Total real estate:
Total number	42	35	46	52	88
Total balance	$5,368	$6,657	$5,794	$16,231	$30,883
Number, $500 thousand or more	2	2	1	7	14
Balance, $500 thousand or more	$1,140	$2,922	$600	$11,174	$21,646

Commercial, financial & agricultural:
Total number	16	14	11	17	23
Total balance	$633	$775	$629	$913	$2,151
Number, $500 thousand or more	—	—	—	—	1
Balance, $500 thousand or more	$—	$—	$—	$—	$784

Consumer:
Total number	4	3	4	5	10
Total balance	$35	$12	$20	$33	$93
Number, $500 thousand or more	—	—	—	—	—
Balance, $500 thousand or more	$—	$—	$—	$—	$—

Total portfolio:
Total number	62	52	61	74	121
Total balance	$6,036	$7,444	$6,443	$17,177	$33,127
Number, $500 thousand or more	2	2	1	7	15
Balance, $500 thousand or more	$1,140	$2,922	$600	$11,174	$22,430

FIRST M & F CORPORATION

As the trend in nonaccrual real estate-secured loans has declined, individual impairment allowances have also declined since 2009. The following table shows a distribution of the totals for construction and land development loans evaluated for impairment and the impairment allowances allocated to those loans at June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
(Dollars in thousands)	Loan Balance	Impairment Allowance	Loan Balance	Impairment Allowance
Nonaccrual loans	$672	$—	$817	$—
Accruing loans with an allowance	3,851	2,205	3,435	2,036
Accruing loans without an allowance	5,426	—	6,086	—
Total	$9,949	$2,205	$10,338	$2,036

The following table shows a distribution of the totals for commercial real estate loans evaluated for impairment and the impairment allowances allocated to those loans at June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
(Dollars in thousands)	Loan Balance	Impairment Allowance	Loan Balance	Impairment Allowance
Nonaccrual loans	$2,073	$289	$4,244	$443
Accruing loans with an allowance	14,897	3,154	11,711	1,978
Accruing loans without an allowance	14,412	—	25,967	—
Total	$31,382	$3,443	$41,922	$2,421

The following table shows the trend in credit quality related to the largest segments of the real estate loan portfolio:

(Dollars in thousands)	Outstanding Balances	Past Due 30-89 Days And Still Accruing	Past Due 90 Days Or More And Still Accruing	Nonaccrual	Year-To-Date Net Charge-Offs (Recoveries)
Construction and development loans:
06/30/13	$63,233	$72	$—	$672	$(83)
03/31/13	62,116	112	—	891	(34)
12/31/12	58,745	395	—	817	1,117
09/30/12	57,613	166	—	1,465	840
06/30/12	67,814	325	—	1,373	918
Loans secured by 1-4 family properties:
06/30/13	$244,830	$1,776	$83	$2,623	$137
03/31/13	242,307	3,168	174	2,754	131
12/31/12	238,728	1,962	168	1,596	788
09/30/12	234,825	2,275	77	1,467	241
06/30/12	226,110	2,232	81	1,864	241
Commercial real estate-secured loans:
06/30/13	$477,461	$8,456	$—	$2,073	$496
03/31/13	495,337	1,018	19	2,895	328
12/31/12	484,114	1,549	66	4,244	2,901
09/30/12	496,862	15,569	172	2,658	2,522
06/30/12	499,370	1,177	1,368	2,557	2,443

FIRST M & F CORPORATION

The following table shows overall statistics for non-performing loans and other assets of the Company:

(Dollars in thousands)	June 30	December 31	June 30
	2013	2012	2012
Nonaccrual loans	$6,036	$7,444	$6,443
Other real estate	19,721	25,970	31,077
Nonaccrual investment securities	679	733	639
Total non-performing assets	$26,436	$34,147	$38,159
Past due 90 days or more and still accruing interest	$186	$321	$1,537
Restructured loans (accruing)	6,209	21,800	18,372
Ratios:
Nonaccrual loans to loans	0.62%	0.75%	0.64%
Past due 90 day loans to loans	0.02%	0.03%	0.15%
Non-performing credit assets to loans and other real estate	2.60%	3.27%	3.62%
Non-performing assets to assets	1.73%	2.13%	2.44%

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

	QTD	QTD	YTD
(Dollars in thousands)	June 30, 2013	June 30, 2012	June 30, 2013
Balance at beginning of period	$24,820	$34,636	$25,970
Foreclosures	682	1,499	1,069
Improvements	—	265	—
Write downs	(795)	(536)	(1,023)
Properties sold	(4,986)	(4,787)	(6,295)
Balance at end of period	$19,721	$31,077	$19,721

Construction properties are the largest segment of other real estate. These properties have been slow to move, as undeveloped properties have attracted very few interested buyers. The following table shows foreclosed real estate balances by type at June 30, 2013, December 31, 2012 and June 30, 2012:

(Dollars in thousands)	June 30, 2013	December 31, 2012	June 30, 2012
Construction and land development	$14,855	$19,189	$24,691
Farmland	2,215	2,263	137
1-4 family residential	773	326	1,122
Multifamily residential	—	864	—
Nonfarm nonresidential	1,878	3,328	5,127
	$19,721	$25,970	$31,077

FIRST M & F CORPORATION

Off-Balance Sheet Arrangements

The Company’s primary off-balance sheet arrangements are in the form of loan commitments, operating lease commitments and an interest rate swap. At June 30, 2013, the Company had $130.899 million in unused loan commitments outstanding. Of these commitments, $92.031 million mature in one year or less. Lines of credit are established using the credit policy of the Company concerning the lending of money.

Letters of credit are used to facilitate a borrower’s business and are usually related to the acquisition of inventory or of assets to be used in the customer’s business. Letters of credit are generally secured and are underwritten using the same standards as traditional commercial loans. Most standby letters of credit expire without being presented for payment. However, the presentment of a standby letter of credit would create a loan receivable from the Bank’s loan customer. At June 30, 2013, the Company had $4.246 million in financial standby letters of credit issued and outstanding.

Liabilities of $1 thousand at June 30, 2013, and $2 thousand at June 30, 2012, were recognized in other liabilities related to the obligation to stand ready to perform related to standby letters of credit.

The Company makes commitments to originate mortgage loans that will be held for sale. The total commitments to originate mortgages to be held for sale were $1.568 million at June 30, 2013. These commitments are accounted for as derivatives and are marked to fair value with changes in fair value recorded in mortgage banking income. At June 30, 2013, there were $1 thousand in mortgage origination-related derivatives with positive fair values included in other assets, and derivatives with negative fair values of $46 thousand were included in other liabilities.

The Company also engages in forward sales contracts with mortgage investors to purchase mortgages held for sale. Those forward sale agreements that have a determined price and expiration date are accounted for as derivatives and marked to fair value through mortgage banking income. At June 30, 2013, the Company had $1.836 million in locked forward sales agreements in place. Forward sale-related derivatives with positive fair values of $30 thousand were included in other assets, and there were no derivatives with negative fair values.

Mortgages that are sold generally have recourse obligations if any of the first four payments become past due over 30 days under certain investor contracts and over 90 days under other investor contracts. The Company may also be required to repurchase mortgages that do not conform to FNMA or FHA underwriting standards or that contain critical documentation errors or fraud. The Company only originates for sale mortgages that conform to FNMA and FHA underwriting guidelines. Mortgages sold that were still in the recourse period were $36.442 million at June 30, 2013. A recourse liability of $95 thousand was recorded for these mortgages as of June 30, 2013.

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

Fair value

Certain of the Company’s assets and liabilities are financial instruments carried at fair value. This includes securities available for sale, mortgage-related derivatives and interest rate swaps. Most of the assets and liabilities carried at fair value are based on either quoted market prices, market prices for similar instruments or market data for the instruments being valued. At June 30, 2013, approximately 1.1% of assets and liabilities measured at fair value were based on significant unobservable inputs.

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

Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740) – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." ASU 2013-11 requires unrecognized tax benefits to be presented as a decrease in net operating loss, similar tax loss or tax credit carryforward if certain criteria are met. ASU 2013-11 will be effective for fiscal years and interim periods beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material effect on the Company's financial position or results of operations.

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

Item 4 - Controls and Procedures

The management of the Company conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2013. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2013.

There have been no changes to the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

FIRST M & F CORPORATION

PART II: OTHER INFORMATION

Item 1 - Legal Proceedings

The Company and its subsidiaries are defendants in various lawsuits arising out of the normal course of business. In the opinion of management, the ultimate resolution of these claims should not have a material adverse effect on the Company’s consolidated financial position or results of operations.

On March 5, 2013, a putative shareholder class action lawsuit, Zeng vs. Hugh S. Potts, Jr. et al., was filed in the United States District Court for the Northern District of Mississippi against the Company, the members of its board of directors, M&F Bank, Renasant Corporation and Renasant Bank (the "Zeng Action"). The Zeng Action was purportedly brought on behalf of a putative class of holders of the Company's common stock and seeks a declaration that it is properly maintainable as a class action. The lawsuit alleges that the Company's directors breached their fiduciary duties and/or violated Mississippi law in connection with the merger with Renasant Corporation and Renasant Bank, and that the Company, M&F Bank, Renasant Corporation, and Renasant Bank aided and abetted those alleged breaches of fiduciary duty, by, among other things, agreeing to consideration that undervalues the Company, agreeing to deal protection devices that preclude a fair sales process, and making inadequate disclosures to shareholders regarding the merger. The lawsuit also alleges that the disclosures regarding the merger violated federal securities laws. Among other relief, the plaintiff sought to enjoin the merger of the Company and M&F Bank with and into Renasant Corporation and Renasant Bank.

Also on March 5, 2013, the Company received a shareholder litigation demand letter from a shareholder alleging that members of the Company's board of directors breached their fiduciary duties in connection with the merger with Renasant Corporation and Renasant Bank, and that the Company, M&F Bank, Renasant Corporation, and Renasant Bank aided and abetted those alleged breaches of fiduciary duties. The demand letter asked the Company to remedy the alleged breaches of fiduciary duties prior to closing the merger. A draft complaint was attached to the demand letter proposed to be filed in the Circuit Court of Attala County, Mississippi if the Company did not take the action requested in the demand letter. On April 5, 2013, the alleged shareholder that submitted the demand letter filed a Shareholder Derivative Petition For Breaches of Fiduciary Duty with the Circuit Court of Attala County, Mississippi. That lawsuit was styled Silverii v. Potts, et al. (the "Silverii Action"). The Silverii Action alleged, among other things, that in connection with the merger, the Company's directors failed to properly value the Company, agreed to deal protection devices that precluded a fair sales process, and made inadequate disclosures to shareholders regarding the merger. Among other relief, the alleged shareholder sought to enjoin the merger and sought damages from the alleged breaches of fiduciary duty.

On June 5, 2013, the Company, its Directors, M&F Bank, Renasant Corporation, and Renasant Bank reached an agreement in principle with the plaintiffs in both lawsuits to settle both the Zeng Action and the Silverii Action. Pursuant to the agreement in principle, on June 11, 2013, the Company and Renasant Corporation made additional disclosures to shareholders regarding the merger. On June 7, 2013, the Silverii Action was dismissed with prejudice. The dismissal with prejudice of the Zeng Action will require court approval and is subject to certain terms and conditions. If the settlement of the Zeng Action proceeds, the process of seeking court approval of the settlement will include a notice to shareholders who are members of the class approved by the court who would be affected by the settlement describing the terms of the settlement.

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

Additional Risk Factor Relating to Pending Merger with Renasant

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

Possible litigation against the Company and the current members of the Company's board of directors could result in an injunction preventing completion of the merger or the payment of damages in the event the merger is completed.

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

Date: August 14, 2013

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